Form 10-K
period 1993-12-31
MDU RESOURCES GROUP INC
filed 1994-03-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1993
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ____________
                        Commission file number 1-3480
                          MDU Resources Group, Inc.
            (Exact name of registrant as specified in its charter)
               Delaware                         41-0423660
       (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)
        400 North Fourth Street                    58501
        Bismarck, North Dakota                  (Zip Code)
       (Address of principal executive offices)
     Registrant's telephone number, including area code: (701) 222-7900 Securities registered pursuant to Section 12(b) of the Act:
          Title of each class              Name of each exchange
       Common Stock, par value $5           on which registered
and Preference Share Purchase Rights      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                       Preferred Stock, par value $100
                               (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 1994: $569,540,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 25, 1994: 18,984,654 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
1. Pages 27 through 53 of the Annual Report to Stockholders for 1993, incorporated in Part II, Items 6 and 8 of this Report.
2. Proxy Statement, dated March 7, 1994, incorporated in Part III, Items 10, 11, 12 and 13 of this Report.

                                       CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Montana-Dakota Utilities Co.
    Electric Generation, Transmission and Distribution
    Retail Natural Gas and Propane Distribution
   Williston Basin Interstate Pipeline Company
   Knife River Coal Mining Company
    Coal Operations
    Construction Materials Operations
    Consolidated Mining and Construction Materials
      Operations
   Fidelity Oil Group

 Item 3 --   Legal Proceedings

 Item 4 --   Submission of Matters to a Vote of
             Security Holders

PART II

 Item 5 --   Market for the Registrant's Common Stock and
             Related Stockholder Matters

 Item 6 --   Selected Financial Data

 Item 7 --   Management's Discussion and Analysis of
             Financial Condition and Results of Operations

 Item 8 --   Financial Statements and Supplementary Data

 Item 9 --   Change in and Disagreements with Accountants on
             Accounting and Financial Disclosure

PART III

 Item 10 --  Directors and Executive Officers of the
             Registrant

 Item 11 --  Executive Compensation

 Item 12 --  Security Ownership of Certain Beneficial
             Owners and Management

 Item 13 --  Certain Relationships and Related
             Transactions

PART IV

 Item 14 --  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K

                                  PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

    MDU Resources Group, Inc. (Company) is a diversified natural resource company which was incorporated under the laws of the State of Delaware in 1924. Its principal executive offices are at 400
North Fourth Street, Bismarck, North Dakota 58501, telephone
(701) 222-7900.

    Montana-Dakota Utilities Co. (Montana-Dakota), the public utility division of the Company, provides electric and/or natural gas and propane distribution service at retail to 251 communities in North Dakota, eastern Montana, northern and western South Dakota and northern Wyoming, and owns and operates electric power generation and transmission facilities.

    The Company, through its wholly-owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns Williston Basin Interstate Pipeline Company (Williston Basin), Knife River Coal Mining Company (Knife River), the Fidelity Oil Group (Fidelity Oil) and
Prairielands Energy Marketing, Inc. (Prairielands).

    Williston Basin produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and Wyoming.

    Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North Dakota and, through its wholly-owned subsidiary, KRC Holdings, Inc., surface mines and markets aggregates and related construction materials in the Anchorage, Alaska area, southern Oregon and north-central California.

    Fidelity Oil is comprised of Fidelity Oil Co. and Fidelity
    Oil Holdings, Inc., which own oil and natural gas interests in the western United States, the Gulf Coast and Canada through investments with several oil and natural gas producers.

    Prairielands seeks new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines and local distribution companies and, through its wholly-owned subsidiary, Gwinner Propane, Inc., operating bulk propane facilities in southeastern North Dakota.

    The significant industries within the Company's retail utility service area consist of agriculture and the related processing of agricultural products and energy-related activities such as oil and natural gas production, oil refining, coal mining and electric power generation.

    Details applicable to the Company's continuing construction program and the expansion of the Company's non-regulated mining and construction materials, and oil and natural gas production operations are discussed in the sections devoted to each business. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of "Liquidity and Capital Commitments" and the anticipated level of funds to be generated internally for these activities.

    All of the Company's electric and natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented and amended, from the Company to The Bank of New York and W. T.
Cunningham, successor trustees.

    As of December 31, 1993, the Company had 2,052 full-time employees with 96 employed at MDU Resources Group, Inc., including Fidelity Oil and Prairielands, 1,224 at Montana-Dakota, 271 at Williston Basin and 461 at Knife River. Approximately 577 and 86 of the Montana-Dakota and Williston Basin employees, respectively, are represented by the International Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through August 1995, for Montana-Dakota and December 1994, for Williston Basin. Knife River's coal operations have a labor contract through August 1995, with the United Mine Workers of America, which represents its hourly workforce approximating 136 employees. Knife River's construction materials operations have eight labor contracts covering 122 employees. These contracts have expiration dates ranging from February 1994, to May 1997.

    The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Any reference to the Company's Consolidated Financial
Statements and Notes thereto shall be to the Consolidated Financial Statements and Notes thereto contained on pages 27 through 51 in the Company's Annual Report to Stockholders for 1993 (Annual
Report), which are incorporated by reference herein.

ENERGY DISTRIBUTION OPERATIONS AND PROPERTY (MONTANA-DAKOTA)

Electric Generation, Transmission and Distribution

General --

    Montana-Dakota provides electric service at retail, serving over 110,000 residential, commercial, industrial and municipal customers located in 176 communities and adjacent rural areas as of December 31, 1993. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under "System Supply and Demand", and over 3,100 miles and 3,800 miles of transmission lines and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As of December 31, 1993, Montana-Dakota's net electric plant investment approximated $276.1 million.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. These operations, including retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the public service commissions of North Dakota, Montana, South Dakota and Wyoming.
The percentage of Montana-Dakota's 1993 electric utility retail operating revenues by jurisdiction is as follows: North Dakota -- 60%; Montana -- 23%; South Dakota -- 8% and Wyoming -- 9%.

System Supply and Demand --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and their major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7% and 25.0%, respectively) which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 414,150 kW. The four principal generating stations are steam-turbine generating units using lignite coal for fuel.
The nameplate rating for Montana-Dakota's ownership interest in these four plants is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase ultimately up to 66,000 kW of participation power from Basin Electric Power Cooperative (Basin) (51,000 kW in 1993) for its interconnected system as described herein. The following table sets forth details applicable to the Company's electric generating stations:

                               Nameplate    Summer      1993 Net
Generating                      Rating    Capability   Generation
  Station           Type         (kW)        (kW)        (MWh)

North Dakota --
  Coyote*        Steam          103,647      106,500      666,355
  Heskett        Steam           86,000      102,000      434,292
  Williston      Combustion
                   Turbine        7,800       10,000          (29)**
South Dakota --
  Big Stone*     Steam           94,111      101,750      525,547

Montana --
  Lewis & Clark  Steam           44,000       43,800      233,104
  Glendive       Combustion
                   Turbine       34,780       30,100        7,051
  Miles City     Combustion
                   Turbine       23,150       20,000        4,420

                                393,488      414,150    1,870,740

 *Reflects Montana-Dakota's ownership interest.
**Station use exceeded generation.

   Virtually all of the current fuel requirements of Montana-
Dakota's principal generating stations are met with lignite coal supplied by Knife River under various long-term contracts.

   During the years ended December 31, 1989, through December 31, 1993, the average cost of lignite coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the lignite coal so consumed was as follows:

                                Years Ended December 31,
                        1993     1992     1991     1990    1989
Average cost of
  lignite coal per
  million Btu. . . .    $.96     $.97     $.99     $.98   $1.00
Average cost of
  lignite coal
  per ton. . . . . .  $12.78   $12.79   $13.06   $13.10  $13.22

    In recent years, Knife River, in response to competitive pressure, has reduced its coal prices at its mine locations, all of which provide coal to Montana-Dakota. Most recently, Montana-Dakota and Knife River entered into a new five-year coal sales contract stipulating reduced coal prices for sales made from Knife River's Savage Mine to the Lewis & Clark Station effective
January 1, 1993. This contract replaced an existing contract which was to expire in September 1993. This reduction has allowed Montana-Dakota to be more competitive in the Mid-Continent Area Power Pool (MAPP).

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 387,100 kW in July 1991. Due to an unseasonably cool summer, the 1993 summer peak was only 350,300 kW. The summer peak, assuming normal weather, was previously forecasted to have been approximately 384,500 kW. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 1998 will approximate 1.8% annually. Kilowatt-hour (kWh) sales would have increased approximately 1% annually during the most recent five years and, on a normalized basis, Montana-Dakota's latest forecast indicates that its sales growth rates through 1998 will approximate 1.7% annually. This moderate improvement in sales is due, in part, to stabilized economic conditions and a recovery from drought conditions which had prevailed for several years.

    Montana-Dakota has a participation power contract through October 31, 2006, with Basin for the ultimate purchase of up to approximately 66,000 kW (14.8% of the unit's maximum net capacity) from the Antelope Valley Station II, a lignite coal-fired generating station located near Beulah, North Dakota. Currently Montana-Dakota purchases 51,000 kW of such capacity and, under the terms of the contract, Montana-Dakota will purchase, on an incremental basis, an additional 5,000 kW of capacity each year for the years 1994 through 1996 for a total of 66,000 kW annually for the period 1996 through October 31, 2006.

    Montana-Dakota anticipates having a summer capacity position (after providing for the 15% MAPP reserve requirement) as follows:
1994 -- 13,000 kW reserve; 1995 -- 14,000 kW reserve; 1996 --
13,000 kW reserve; 1997 -- 6,000 kW reserve and 1998 --(3,000) kW deficiency.

    Montana-Dakota has major interconnections with its neighboring utilities, all of whom are MAPP members, which it considers adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

    Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. That system is supplied through an interconnection with Pacific Power & Light Company under a long-term supply contract through the year 1996. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 46,600 kW and occurred in December 1983. Due to the implementation of a peak shaving load management system, Montana-Dakota estimates this annual peak will not be exceeded through 1995.

    Montana-Dakota has in place an integrated resource plan which is used in planning for a reliable future supply of electricity which will coincide with anticipated customer demand. On the supply side, Montana-Dakota currently estimates that it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the late 1990s. At that time, it is anticipated that Montana-Dakota will need to construct a natural gas combustion turbine peaking station in order to meet its interconnected system's peak demand requirements. Emerging generation technologies and purchases from other sources, if available, are alternatives which will be continually monitored as supply options. On the demand side, Montana-Dakota currently offers rate and other incentives to its customers designed to promote conservation, load shifting and peak shaving efforts. The development and evaluation of other economically feasible strategic marketing programs continues. Montana-Dakota has filed, as required pursuant to established filing requirements, its integrated resource plan with the Montana and North Dakota public service commissions.

Regulatory Matters --

    The cost of coal purchased from Knife River for use at Montana-Dakota's electric generating stations is subject to certain recoverability limits established by the Montana, North Dakota and South Dakota public service commissions. These limits allow for the recovery of coal costs which are established based on the commissions' determination of a reasonable return on equity for Knife River's coal operations, regardless of the actual cost of coal purchased. Although disallowances have occurred in the past, such amounts have not been material to Montana-Dakota's electric operations.

    Fuel adjustment clauses contained in North Dakota and South Dakota jurisdictional electric rate schedules and expedited rate filing procedures in Wyoming allow Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (excluding capacity costs) on a timely basis. As a result of a settlement approved by the Wyoming Public Service Commission in late
November 1993, Montana-Dakota will be developing and implementing a tariff for its Wyoming electric operations which will permit the reflection of increases or decreases in capacity and load management costs in its electric rates. Development and implementation is anticipated to be completed by April 1, 1994. In Montana (23% of electric revenues), such cost changes are includible in general rate filings.

    On April 30, 1993, Montana-Dakota filed a general electric rate case with the Wyoming Public Service Commission (WPSC), requesting an increase of $379,000, or 3.6 percent. On November 30, 1993, Montana-Dakota and the WPSC reached a settlement of this proceeding providing for an increase of $52,000, effective December 1, 1993, and authorizing the capacity and load management tracking mechanisms previously discussed.

    As a result of a 1993 inquiry by the North Dakota Public Service Commission (NDPSC) regarding the level of Montana-Dakota's electric earnings, the NDPSC reconsidered its prior order in which it had permitted deferral, for a limited time period, of additional expenses related to the implementation by Montana-Dakota of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). On January 19, 1994, the NDPSC issued an order which requires the expensing, commencing January 1, 1994, of the ongoing SFAS No. 106 incremental expense estimated at approximately $1.0 million annually. The order further stated that the SFAS No. 106 costs deferred by Montana-Dakota in 1993 are expected to be recoverable in future rates.

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1993 actual and 1994 through 1996 anticipated construction expenditures applicable to Montana-Dakota's electric operations:

                                                Estimated
                              Actual
                                1993     1994      1995     1996

Production . . . . . . . . .  $ 5.1     $ 4.2     $ 4.0    $ 6.0
Transmission . . . . . . . .    2.0       1.9       4.8      3.4
Distribution, General
  and Common . . . . . . . .    9.1      10.8      11.0     10.0
                              $16.2     $16.9     $19.8    $19.4

Environmental Matters --

    Montana-Dakota's electric operations, are subject to extensive federal, state and local laws and regulations providing for environmental, air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations and state hazard communication standards.

    Montana-Dakota believes it is in substantial compliance with all existing applicable regulations, including environmental regulations, as well as all applicable permitting requirements.

    Governmental regulations establishing environmental protection standards are continually evolving. Therefore, the character, scope, cost and availability of the measures which will permit compliance with evolving laws or regulations, cannot now be accurately predicted.

    The Clean Air Act (Act) requires electric generating facilities to reduce sulfur dioxide emissions by the year 2000 to a level not exceeding 1.2 pounds per million Btu. Montana-Dakota's baseload electric generating stations are lignite coal fired. All of these stations, with the exception of the Big Stone Station, are equipped with scrubbers or utilize an atmospheric fluidized bed combustion boiler, which permits them to operate with emission levels less than the 1.2 pounds per million Btu. Current assessments indicate that the emissions requirement could be met at the Big Stone Station through various alternatives including installation of a sulfur scrubber, switching to lower sulfur ("compliance") coal, utilization of processed or "clean" coal, or fuel blending. Montana-Dakota is unable to predict which alternative may be used or the costs that may be associated with each of the alternatives, some of which may be substantial.

    In addition, the Act will limit the amount of nitrous oxide emissions, although the final rules as they relate to the majority of Montana-Dakota's generating stations have not yet been finalized. Accordingly, Montana-Dakota is unable to determine what modifications may be necessary or the costs associated with any changes which may be required.

    Montana-Dakota incurred costs of approximately $1.9 million in 1993 for the installation of sulfur dioxide monitoring systems at the Heskett and Lewis & Clark stations. Montana-Dakota does not expect to incur any additional substantial expenditures related to environmental facilities during 1994 through 1996, subject to evolving regulations.

Retail Natural Gas and Propane Distribution

General --

    Montana-Dakota sells natural gas at retail, serving over 186,000 residential, commercial and industrial customers located in 133 communities and adjacent rural areas as of December 31, 1993, and provides natural gas transportation services to certain customers on its system. These services are provided through a natural gas distribution system aggregating over 3,800 miles. In addition, Montana-Dakota sells propane at retail, serving over 600 residential and commercial customers in two small communities through propane distribution systems aggregating 13 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required. As of December 31, 1993, Montana-Dakota's net gas and propane distribution plant investment approximated $72.1 million.

    The natural gas distribution operations of Montana-Dakota are subject to regulation by the public service commissions of North Dakota, Montana, South Dakota and Wyoming regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1993 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 43%; Montana -- 32%; South Dakota -- 18% and Wyoming -- 7%.

System Supply and Demand --

    Montana-Dakota serves retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of the following states and their major communities -- North Dakota, including Bismarck, Dickinson, Williston, Minot and Jamestown; eastern Montana, including Billings, Glendive and Miles City; western and north-central South Dakota, including Rapid City, Pierre and Mobridge; and northern Wyoming, including Sheridan. In addition, propane distribution services are provided to two small communities, one located in eastern Montana and the other in southwestern North Dakota. These markets are highly seasonal and volumes sold depend on weather patterns.

    Montana-Dakota is extending natural gas service to 11 north-central South Dakota communities at an estimated cost of $9.0 million. This extension has the potential of adding approximately
1.6 million decatherms (MMdk) to annual natural gas sales. Service to seven communities is complete, with service to the remaining four communities, as well as surveys to determine feasibility of service in neighboring communities, scheduled for 1994.

    The following table reflects Montana-Dakota's natural gas and propane sales and natural gas transportation volumes during the last five years:

                                 Years Ended December 31,
Retail Natural Gas        1993    1992     1991    1990    1989
and Propane Throughput           Mdk (thousands of decatherms)

Sales:
  Residential. . . . . .19,565  17,141   18,904  16,486  17,890
  Commercial . . . . . .11,196   9,256   10,865  11,382  13,145
  Industrial . . . . . .   386     284      305     410     608
    Total Sales. . . . .31,147  26,681   30,074  28,278  31,643
Transportation:
  Commercial . . . . . . 3,461   3,450    3,582   2,982   2,483
  Industrial . . . . . . 9,243  10,292    8,679   8,824   6,838
    Total Transporta-
      tion . . . . . . .12,704  13,742   12,261  11,806   9,321
Total Throughput . . . .43,851  40,423   42,335  40,084  40,964

    The Company has been pursuing an aggressive marketing program targeting small and large fleet vehicle owners for the use of compressed natural gas (CNG) as a vehicle fuel. CNG is a more environmentally sound fuel than gasoline, dramatically reducing carbon monoxide and other emissions, and costs substantially less than gasoline. Currently the Company has 13 refueling stations providing CNG to over 500 vehicles. In 1993, Montana-Dakota's throughput of CNG was 19 Mdk or the equivalent of approximately 158,000 gallons of gasoline.

    In recent years, Montana-Dakota has obtained the majority of its annual natural gas requirements from Williston Basin, with the balance being provided by various producers under firm contracts. However, commensurate with Williston Basin's unbundling of its various services as a result of its implementation of the FERC's Order 636 on November 1, 1993, as further described under "Interstate Natural Gas Pipeline Operations and Property (Williston Basin)" Montana-Dakota elected to acquire approximately 88 percent of its system requirements directly from producers and processors with the balance still being provided by Williston Basin. Such natural gas is supplied under firm contracts varying in length from less than one year to over five years and is transported under firm transportation agreements by Williston Basin and, with respect to Montana-Dakota's system expansion into north-central South Dakota, by South Dakota Intrastate Pipeline Company. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to purchase natural gas at more nearly uniform daily volumes throughout the year and thus, meet winter peak requirements at lower costs.

    Montana-Dakota has implemented an integrated resource plan which is used in planning for a reliable future supply of natural gas which will coincide with anticipated customer demand. Montana-Dakota estimates that, based on supplies of natural gas currently available through its suppliers and expected to be available, it will have adequate supplies of natural gas to meet its system requirements for the next five years. Other supply alternatives being evaluated are the installation of peak shaving facilities, the acquisition of storage gas inventories to meet peak demand and the interconnection with other pipelines. On the demand side, Montana-Dakota is evaluating the use of various conservation programs which include energy audits, weatherization programs and incentives for the installation of high efficiency appliances such as boilers, furnaces and water heaters. The development and evaluation of other economically feasible strategic marketing programs continues.

Regulatory Matters --

    Montana-Dakota's retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. The various commissions' current regulatory practices allow Montana-Dakota to recover increases or refund decreases in such costs within 24 months from the time such changes occur.

    In July 1992, Montana-Dakota requested the NDPSC to implement a gas weather normalization adjustment mechanism in November 1992. In October 1992, the NDPSC disallowed the adjustment mechanism. Montana-Dakota requested reconsideration of this matter, which was granted by the NDPSC in December 1992. A continuance was granted until such time as a general natural gas rate case should be filed. Montana-Dakota filed a general natural gas rate case on July 30, 1993, requesting increased revenues of $1.8 million, or 2.8 percent. On November 23, 1993, Montana-Dakota and the NDPSC reached a settlement of this proceeding which provides for additional revenues of approximately $1.1 million, or 57 percent of the original amount requested, effective December 1, 1993. In order to reach a favorable settlement and place increased rates into effect this heating season, the implementation of the weather normalization adjustment mechanism was omitted from the settlement. Montana-Dakota anticipates requesting the implementation of this mechanism in a future proceeding.

    On June 30, 1993, Montana-Dakota filed a general natural gas rate case with the WPSC requesting increased revenues of approximately $430,000, or 4.3 percent. Montana-Dakota and the WPSC reached a settlement of this proceeding on November 30, 1993, providing for an increase equal to Montana-Dakota's request effective December 1, 1993.

    Montana-Dakota filed a general natural gas rate case with the South Dakota Public Utilities Commission (SDPUC) on September 3, 1993, requesting increased revenues of approximately $1.3 million, or 5 percent. On January 19, 1994, Montana-Dakota and the SDPUC reached a settlement of this proceeding which provides for additional revenues of $605,000, or 47 percent of the original amount requested, effective January 19, 1994. However, the issue related to Montana-Dakota's request that the SDPUC authorize accrual accounting for postretirement benefits, representing
26 percent of the amount originally requested, was deferred and commission hearings are scheduled for March 1994.

    In December 1992, the MPSC issued an order on certain purchased gas cost adjustment filings covering the period December 1989 through November 1992, permitting an interim increase in natural gas rates effective as of the date of its order. However, the MPSC deferred ruling on the prudency of Montana-Dakota's decision not to implement its 1990 and 1991 gas supply conversion options. The MPSC issued a procedural schedule for disposition of this deferred issue in mid-1993, but later suspended this matter until a future date. In August 1993, the MPSC issued an interim order in a purchased gas cost adjustment filing made in April 1993, permitting an interim increase in natural gas rates effective as of the date of the order.

Capital Requirements --

    In 1993, Montana-Dakota expended $15.0 million for natural gas and propane distribution facilities and currently anticipates expending approximately $12.4 million, $10.4 million and $11.3 million in 1994, 1995 and 1996, respectively.

Environmental Matters --

    Montana-Dakota's natural gas and propane distribution operations are generally subject to extensive federal, state and local environmental, facility siting, zoning and planning laws and regulations. Except as may be found with regard to the issues described below, Montana-Dakota believes it is in substantial compliance with those regulations.

    Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the EPA in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. Both Montana-Dakota and Williston Basin have initiated testing, monitoring and remediation procedures, in accordance with applicable regulations and the work plan submitted to the EPA and the appropriate state agencies. Costs incurred by Montana-Dakota and Williston Basin through December 31, 1993, to address this situation aggregated approximately $720,000. These costs are related to the testing being performed, and the costs to remove, dispose of and replace certain property found to be contaminated. On the basis of findings to date, Montana-Dakota and Williston Basin estimate that future environmental assessment and remediation costs that will be incurred range from $3 million to $15 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations, the cost of remedial measures to be undertaken and the time period over which the remedial measures are implemented. In a separate action, Montana-Dakota and Williston Basin filed suit in Montana State Court, Yellowstone County, in January 1991, against Rockwell International Corporation, manufacturer of the valve sealant, to recover any costs which may be associated with the presence of PCBs in the system, including a remediation program. On January 31, 1994, Montana-Dakota, Williston Basin and Rockwell reached a settlement which terminated this litigation. Pursuant to the terms of the settlement, Rockwell will reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs incurred or expected to be incurred. In addition, both Montana-Dakota and Williston Basin consider unreimbursed environmental remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business and, accordingly, have sought and will continue to seek recovery of such costs through rate filings. Although no assurances can be given, based on the estimated cost of the remediation program and the expected recovery of most of these costs from third parties or ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to Montana-Dakota's or Williston Basin's financial position or results of operations.

    In June 1990, Montana-Dakota was notified by the EPA that it and several others were named as Potentially Responsible Parties
(PRPs) in connection with the cleanup of pollution at a landfill site located in Minot, North Dakota. An informational meeting was held on January 20, 1993, between the EPA and the PRPs outlining the EPA's proposed remedy and the settlement process. On June 21, 1993, the EPA issued its decision on the selected remediation to be performed at the site. Based on the EPA's proposed remediation plan, current estimates of the total cleanup costs for all parties, including oversight costs, at this site range from approximately $3.7 million to $4.8 million. Montana-Dakota believes that it was not a material contributor to this contamination and, therefore, further believes that its share of the liability for such cleanup will not have a material effect on its results of operations.

CENTENNIAL ENERGY HOLDINGS, INC.

INTERSTATE NATURAL GAS TRANSMISSION OPERATIONS AND PROPERTY
(WILLISTON BASIN)

General --

    Williston Basin owns and operates approximately 3,800 miles of transmission, gathering and storage lines and 25 compressor stations located in the states of North Dakota, South Dakota, Montana and Wyoming and has interconnections with seven pipelines in Wyoming, Montana and North Dakota. Through three underground storage facilities located in Montana and Wyoming, storage services are provided to local distribution companies, producers, suppliers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins readily making natural gas supplies available to Williston Basin's transportation and storage customers. In addition, Williston Basin produces natural gas from owned reserves which is sold to others or used by Williston Basin for its operating needs. At December 31, 1993, the net interstate natural gas transmission plant investment was approximately $159.9 million, of which approximately $76.8 million is subject to certain purchase money mortgages payable to the Company.

    Under the Natural Gas Act (NGA), as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate and accounting matters applicable to natural gas purchases, wholesale sales, transportation and related storage operations.

    In recent years, the business operations of Williston Basin, as well as the natural gas pipeline industry in general, have undergone substantial transformation. This transformation reflects significant changes in both natural gas markets and Federal regulatory policies.

    In the past, Williston Basin had served primarily as a natural gas merchant, purchasing supplies under long-term contracts with numerous producers and reselling to local distribution companies under long-term service agreements. NGA regulatory policies related to both pipeline rates and conditions of service stressed stability of gas supplies and service, and the reasonable opportunity for recovery by pipelines of their costs of providing that service.

    Beginning in the 1980's, changes in natural gas markets, which resulted from increased supplies and reduced demand, and changing regulatory policies, required Williston Basin to revise long-term service arrangements in order to respond to a more competitive, price-sensitive marketplace. This situation was compounded by the advent of open-access transportation, which served to foster competition among gas suppliers. Williston Basin continuously modified its business practices in order to respond to this increasingly competitive business environment and to regulatory uncertainties.

    In April 1992, the FERC issued Order 636, which requires fundamental changes in the way natural gas pipelines do business. See "Regulatory Matters and Revenues Subject to Refund -- Order 636" for a further discussion on Williston Basin's implementation of Order 636.

    For additional information regarding Williston Basin's sales and transportation for 1991 through 1993, see Item 7 -
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

System Demand --

    In recent years, Williston Basin has provided the majority of Montana-Dakota's annual natural gas requirements. However, upon Williston Basin's implementation of Order 636, Montana-Dakota elected to acquire substantially all of its system requirements directly from processors and other producers. Williston Basin transports all such natural gas for Montana-Dakota under a firm transportation agreement. In addition, Montana-Dakota has contracted with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

    In February 1991, Williston Basin and Northern States Power Company (NSP) reached an agreement providing for the firm transportation delivery by Williston Basin to NSP of 8,000 Mcf of natural gas per day. Construction by Williston Basin of an interconnection to NSP was completed in November 1992. This interconnection also provides Williston Basin the added capability of up to 15,000 Mcf per day of interruptible transportation. During 1993, 2.3 million decatherms (MMdk) of natural gas was transported through this interconnection.

    Certain of Williston Basin's transportation customers with large regional supplies of natural gas have the potential of bypassing Williston Basin by accessing other pipelines' facilities. In 1991, two of Williston Basin's major transportation customers, Koch Hydrocarbon Company (Koch) and Amerada Hess Corporation (Amerada) indicated their intent to construct pipeline facilities in North Dakota bypassing Williston Basin's pipeline system. Both Koch and Amerada filed applications with the FERC requesting exemption from the FERC's jurisdiction for these proposed facilities, which the FERC approved. Williston Basin requested rehearing of these decisions, which the FERC denied and, as a result, Williston Basin appealed the orders to the U.S. Court of Appeals for the D.C. Circuit. Subsequently, applications were filed by both Koch and Amerada with the NDPSC requesting approval of the siting corridors for these facilities. Amerada's and Koch's requests were approved by the NDPSC in August 1992. Construction of Amerada's line was completed in late 1992, with Koch's line being completed in early 1993. On August 12 and August 26, 1993, the Court remanded Koch's and Amerada's applications, respectively, back to the FERC at the FERC's request. Subsequently, the FERC vacated its prior order which exempted Koch's facilities from the FERC's jurisdiction, stating that such order was moot because Koch had not constructed the facilities as originally requested. The FERC is continuing to evaluate its order regarding Amerada's facilities. As a result of these bypasses, Williston Basin received 11.3 MMdk less natural gas for transportation in 1993 than in 1992.

System Supply --

    Williston Basin's underground storage facilities have a certificated storage capacity of approximately 353,300 million cubic feet (MMcf), including 28,900 MMcf and 46,300 MMcf of recoverable and nonrecoverable native gas, respectively. Williston Basin's storage certificate authorizes a company-owned gas inventory of up to 180 billion cubic feet on an annual average basis inclusive of recoverable and nonrecoverable native gas. Williston Basin's storage facilities enable its customers to purchase natural gas at more nearly uniform daily volumes throughout the year and thus, facilitate meeting winter peak requirements at lower costs.

    On April 1, 1993, Williston Basin filed an application with the FERC for authority to increase its certificated storage withdrawal capacity by 95 MMcf, which the FERC approved on September 20, 1993. This increase will allow Williston Basin to expand and enhance the storage services it offers to its customers. Williston Basin has estimated that $10.4 million will be expended in 1994 related to this enhancement.

    Natural gas supplies from traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from off-system sources. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Opportunities may exist to increase transportation and storage services through system expansion or interconnections and could provide substantial future benefits to Williston Basin.

    In 1993, Williston Basin interconnected its facilities with those of Many Islands Pipeline Ltd., a subsidiary of TransGas Ltd., a Saskatchewan, Canada pipeline. This interconnect, from which Williston Basin began receiving firm transportation gas in January 1994, will provide initial access to up to 10,000 Mcf per day firm Canadian supply with additional opportunities for interruptible volumes.

    As supported by a study dated January 17, 1994, by Ralph E.
Davis Associates, Inc., (an independent firm of petroleum and natural gas engineers) Williston Basin has available 116,476 MMcf of owned gas in producing fields.

Pending Litigation --

Koch Hydrocarbon Company (Koch) --

    On August 11, 1993, Koch and Williston Basin reached a settlement that terminated the litigation, as previously described in the 1992 Annual Report on Form 10-K and the September 30, 1993 Quarterly Report on Form 10-Q, with respect to all parties. The settlement, as to both the Company and Williston Basin, satisfies all of Koch's claims for the past obligation, releases any claim with respect to obligations up to the present time and terminates any contractual arrangements with respect to the purchase of natural gas between the parties for the future. The settlement thus resolves both the past and the future obligation. In return, Williston Basin agreed to make an immediate cash payment to Koch of $40 million (inclusive of the $32 million awarded by the District Court in October 1991) and to transfer to Koch certain natural gas gathering facilities owned by Williston Basin having a cost, net of accumulated depreciation, of approximately $10.4 million.

    The Company believes that it is entitled to recover from ratepayers most of the costs that were incurred as a result of this settlement. Since the amount of costs which can ultimately be recovered is subject to regulatory and market uncertainties, the Company has provided reserves which it believes are adequate for any amounts that may not be recovered. Williston Basin expects to recover $8.3 million in settlement costs through its purchased gas cost adjustment recovery mechanism. See "Regulatory Matters and Revenues Subject to Refund" for a discussion of Williston Basin's filings under the FERC's Orders 500 and 636 requesting recovery of the balance of the costs associated with the Koch settlement.

KN Energy, Inc. (KN) --

    In May 1991, KN, a pipeline for whom Williston Basin transports natural gas, filed suit against Williston Basin in Federal District Court for the District of Montana. KN alleges, in part, that Williston Basin breached its contract with KN by failing to provide priority transportation for KN, and by charging KN transportation rates which were excessive. KN also alleges that Williston Basin is responsible for any take-or-pay costs it may incur as a result of the breach. Although no amount of damages was specified, KN asked the Court to order Williston Basin to reimburse KN for damages and certain other costs it has incurred along with requiring specific performance pursuant to the contract. Williston Basin filed a motion for summary judgment with the Court in August 1992, requesting that the Court dismiss KN's suit on the basis that these matters are more appropriate for FERC resolution. In September 1992, the Court denied Williston Basin's motion for summary judgment, but suspended the proceedings before it and referred these matters to the FERC. If the FERC is not able to ultimately resolve this dispute, both KN and Williston Basin can request reconsideration by the Court at that time. As of the present time, KN has not requested further action by the FERC. Although no assurances can be provided, based on previous FERC decisions, Williston Basin believes that the ultimate outcome of this matter will not be material to its financial position or results of operations.

Regulatory Matters and Revenues Subject to Refund --

General Rate Proceedings --

    Williston Basin has pending two general natural gas rate change applications filed in 1989 and 1992 and has implemented these changed rates subject to refund. Williston Basin is awaiting final orders from the FERC.

    Reserves have been provided for a portion of the revenues collected subject to refund with respect to pending regulatory proceedings and for the recovery of certain producer settlement buy-out/buy-down costs as discussed below to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

Open Access Transportation and Producer Settlement Cost Recovery --

    In order to make available the alternate take-or-pay cost recovery mechanism embodied in FERC Order 500 under the NGA, Williston Basin, in March 1989, filed an application with the FERC requesting a blanket certificate to transport natural gas under such authority. Williston Basin also filed proposed tariff provisions to govern implementation of the alternate take-or-pay cost recovery mechanism available under the Order 500 series, although a specific election on cost absorption was not specified. In August 1989, Williston Basin received an order from the FERC issuing the requested blanket certificate. Williston Basin filed tariffs for Order 500 transportation services which were accepted by the FERC, subject to the outcome of other proceedings.

    In June 1990, Williston Basin filed to recover 75 percent of $43.4 million ($32.6 million) in buy-out/buy-down costs under the alternate take-or-pay cost recovery mechanism embodied in Order
500. As permitted under Order 500, Williston Basin elected to recover 25 percent or $10.8 million of such costs through a direct surcharge to its sales customers, substantially all of which has been received, with an equal amount being charged to second quarter 1990 earnings. Williston Basin elected to recover the remaining 50 percent ($21.7 million) through a commodity sales rate surcharge. In July 1990, the FERC issued an order requiring Williston Basin to recalculate its surcharge and apply it to total throughput.
Through December 31, 1993, Williston Basin has collected $23.6 million, including interest, of these costs through its commodity sales and transportation rate surcharges. In November 1990, Williston Basin appealed this order to the U.S. Court of Appeals for the D.C. Circuit. Oral argument before the Court was held in November 1991. In July 1992, the Court issued its order denying Williston Basin's appeal and remanding certain aspects of the case to the FERC. On May 6, 1993, the FERC issued an order on those issues remanded by the Court. The principal issue addressed by this order involved the exemption of one of Williston Basin's major transportation customers from the assessment of take-or-pay surcharges. Williston Basin made a filing seeking authority to reallocate these costs to its other customers, which the FERC approved.

    On August 26, 1993, Williston Basin filed to recover 75 percent of $28.7 million ($21.5 million) in buy-out/buy-down costs paid to Koch as part of a lawsuit settlement under the alternate take-or-pay cost recovery mechanism embodied in Order 500. As permitted under Order 500, Williston Basin elected to recover 25 percent or $7.2 million of such costs through a direct surcharge to sales customers, substantially all of which has been received. In addition, through reserves previously provided, Williston Basin has absorbed an equal amount. Williston Basin elected to recover the remaining 50 percent ($14.3 million) through a throughput surcharge applicable to both sales and transportation. Williston Basin began collecting these costs, subject to refund, on October 1, 1993, pending the outcome of future hearings in mid-1994.

Order 636 --

    In April 1992, the FERC issued Order 636, which requires fundamental changes in the way natural gas pipelines do business. Under Order 636, pipelines are required to offer unbundled transportation service, with the transportation customer having the option of purchasing gas from other suppliers. Pipelines are also required to provide "equivalent" transportation services for all customers regardless of whether they are purchasing gas from such pipeline or other suppliers. As a part of Order 636, the FERC acknowledged that incremental costs may be required in the transition to the FERC-mandated service structures. Such costs include facility costs, gas supply contract restructuring and similar costs. Specific references concerning the allowed recovery of such costs are included in the final rule.

    In addition, Order 636 changes the rate design methodology used for pipeline transportation to the straight fixed variable (SFV) method. Under the SFV approach, all fixed storage and transmission costs, including return on equity and associated taxes, are included in the demand charge (a fixed monthly charge) and all variable costs are recovered through a commodity charge based on volumes transported. Under SFV, pipelines should be able to recover all fixed costs properly allocable to firm transportation regardless of how much gas is actually transported. Also included in Order 636 were guidelines addressing abandonment of services, capacity release and/or assignment of firm capacity rights.

    In October 1992, Williston Basin filed a revised tariff with the FERC designed to comply with Order 636. The revised tariff reflected the cost allocation and rate design necessary to the unbundling of Williston Basin's current services. The FERC issued an order on February 12, 1993, in which it accepted Williston Basin's filing subject to certain conditions.

    On March 15, 1993, Williston Basin filed further tariff revisions with the FERC in compliance with the FERC's February 12, 1993, order, and on March 12, 1993, filed for rehearing and/or clarification of other matters raised in the February 12, 1993, order. On May 13, 1993, the FERC issued an order addressing both Williston Basin's rehearing request and its March 15 tariff filing. A significant issue addressed by the FERC's order was a determination that certain natural gas in underground storage which was determined to be excess upon the future implementation of Order 636 must be sold at market prices. The order further required that the profit from such sale be used to offset any transition costs. Williston Basin requested rehearing of this and other issues by the FERC.

    An appeal was filed by Williston Basin on June 30, 1993, with the U.S. Court of Appeals for the D.C. Circuit related to, among other things, the FERC allowing firm transportation customers flexible receipt and delivery points anywhere on Williston Basin's pipeline system upon implementation of Order 636.

    On September 17, 1993, the FERC issued its order authorizing Williston Basin's implementation of Order 636 tariffs effective November 1, 1993. As a part of this order, the FERC reversed its May 13, 1993, determination related to the sale of certain natural gas in underground storage and ordered that this storage gas be offered for sale to Williston Basin's customers at its original cost. As a result, any profits which would have been realized on the sale at market prices of this storage gas will not reduce Williston Basin's Order 636 transition costs. Williston Basin requested rehearing of this issue by the FERC on the grounds that requiring the sale of this storage gas at cost results in a confiscation of its assets, which the FERC denied on December 16, 1993. Williston Basin has appealed the FERC's decisions to the U.S. Court of Appeals for the D.C. Circuit.

    On November 5, 1993, Williston Basin filed with the FERC, pursuant to the provisions of Order 636, revised tariff sheets requesting the recovery of $13.4 million of gas supply realignment transition costs (GSR costs) effective December 1, 1993. The GSR cost recovery being requested reflects costs paid to Koch as part of a lawsuit settlement, as previously described under "Pending Litigation" and does not include other GSR costs, if any, which may be incurred, and future recovery sought, by Williston Basin. This matter is currently pending before the FERC.

    Montana-Dakota has also filed revised gas cost tariffs with each of its four state regulatory commissions reflecting the effects of Williston Basin's November 1, 1993, implementation of Order 636. In October 1993, all four state regulatory commissions approved the revised tariffs.

    Although no assurances can be provided, the Company believes that Order 636 will not have a significant effect on its financial position or results of operations.

Natural Gas Repurchase Commitment --

    The Company has offered for sale since 1984 the 61 MMdk of inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 5 of Notes to Consolidated Financial Statements. As a part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the Settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas and not recover any loss on its sale from customers.

    In January 1986, because of the uncertainty as to when a sale would be made, Williston Basin began charging the financing costs associated with this repurchase commitment to operations as incurred. Such costs, consisting principally of interest and related financing fees, approximated $3.9 million, $5.8 million and $8.5 million in 1993, 1992 and 1991, respectively.

    The FERC issued an order in July 1989, ruling on several cost-of-service issues reserved as a part of the 1985 corporate realignment. Addressed as a part of this order were certain rate design issues related to the permissible rates for the transportation of the natural gas held under the repurchase commitment. The issue relating to the cost of storing this gas was not decided by that order. As a part of orders issued in August 1990 and May 1991 related to a general rate increase application, the FERC held that storage costs should be allocated to this gas. Williston Basin's July 1991 refund related to a general rate increase application, reflected implementation of the above finding on a prospective basis only. The public service commissions of Montana and South Dakota and the Montana Consumer Counsel protested whether such storage costs should be allocated to the gas prospectively rather than retroactively to May 2, 1986. In October 1991, the FERC issued an order rejecting Williston Basin's compliance filing on the basis that, among other things, Williston Basin is required to allocate storage costs to this gas retroactive to May 2, 1986. Williston Basin requested rehearing of the FERC's order on this issue in November 1991. In February 1992, the FERC issued an order which reversed its October 1991 order and held that such storage costs be allocated to this gas on a prospective basis only, commencing March 6, 1992. A compliance filing was made with the FERC in March 1992, which the FERC approved on and with an effective date beginning May 20, 1992. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually and represent costs which Williston Basin may not recover. The issue regarding the applicability of assessing storage charges to the gas, which was appealed by Williston Basin to the U.S. Court of Appeals for the D.C. Circuit in July 1991, creates additional uncertainty as to the costs associated with holding this gas. In July 1992, the Court, at the FERC's request, returned the proceeding to the FERC for its further consideration.

    Beginning in October 1992, as a result of increases in natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through December 31, 1993, 12.5 MMdk of this natural gas had been sold and transported by Williston Basin to off-system markets. Williston Basin will continue to aggressively market the remaining 48.3 MMdk of this natural gas as long as market conditions remain favorable. In addition, it will continue to seek long-term sales contracts.

Other Information --

    Supplementary information with respect to natural gas producing activities is not included herein since the related production is anticipated to recover its equivalent cost of service. However, as a part of the corporate realignment in January 1985, the Company agreed to adjust retail rates so as to limit flow-through of prices higher than cost of service to 50 percent of the excess. Based on the terms of the Settlement, refunds for the 1991 and 1992 production years aggregating $1.0 million and $176,000, respectively, were made in the ensuing year. Estimated reserves associated with this gas are 116,476 MMcf. The unamortized capital costs related to these reserves are approximately $7.9 million at December 31, 1993.

    In March and May 1993, Williston Basin was directed by the United States Minerals Management Service (MMS) to pay approximately $3.5 million, plus interest, in claimed royalty underpayments. These royalties are attributable to natural gas production by Williston Basin from federal leases in Montana and North Dakota for the period December 1, 1978, through February 29, 1988. Williston Basin has filed an administrative appeal with the MMS on this issue stating the gas was properly valued for royalty purposes. Williston Basin also believes that the statute of limitations limits this claim. Williston Basin is pursuing these issues before both the MMS and the courts.

    On December 21, 1993, Williston Basin received from the Montana Department of Revenue (MDR) an assessment claiming additional production taxes due of $3.7 million, plus interest, for 1988 through 1991 production. These claimed taxes result from the MDR's belief that certain natural gas production during the period at issue was not properly valued. Williston Basin does not agree with the MDR and has reached an agreement with the MDR that the appeal process be held in abeyance pending further review.

Capital Requirements --

    Williston Basin's construction expenditures approximated $5.4 million in 1993, and are estimated to be $19.5 million, $14.6 million and $24.3 million in 1994, 1995 and 1996, respectively.

Environmental Matters --

    Williston Basin's interstate natural gas transmission operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. Except as may be found with regard to the issues described below, Williston Basin believes it is in substantial compliance with those regulations.

    See "Environmental Matters" under "Montana-Dakota -- Retail
Natural Gas and Propane Distribution" for a discussion of PCBs contained in Montana-Dakota's and Williston Basin's natural gas systems.

    In mid-1992, Williston Basin discovered that several of its natural gas compressor stations had been operating without air quality permits. As a result, in late 1992, applications for permits were filed with the Montana Air Quality Bureau (Bureau), the agency for the state of Montana which regulates air quality. In March 1993, the Bureau cited Williston Basin for operating the compressors without the requisite air quality permits and further alleged excessive emissions by the compressor engines of certain air pollutants, primarily oxides of nitrogen and carbon monoxide. Williston Basin is currently engaged in further testing these air emissions but is currently unable to determine the costs that will be incurred to remedy the situation although such costs are not expected to be material to its financial position or results of operations.

MINING AND CONSTRUCTION MATERIALS OPERATIONS AND PROPERTY
(KNIFE RIVER)

Coal Operations:

General --

    The Company, through Knife River, is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah and Gascoyne, North Dakota and Savage, Montana. The average annual production from the Beulah, Gascoyne and Savage mines approximates 2.4 million, 2.1 million and 275,000 tons, respectively. Reserve estimates related to these mine locations are discussed herein. During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                               Years Ended December 31,
                                        1993    1992    1991    1990    1989
                                                  (In thousands)
Tons sold:
Montana-Dakota generating stations. .    624     521     618     592     675
Jointly-owned generating stations--
 Montana-Dakota's share. . . .         1,034   1,021     953     895     933
 Others. . . . . . . . . . . .         3,299   3,259   3,069   2,872   2,982
Industrial and other sales . .           109     112      91      80     157
 Total . . . . . . . . . . . .         5,066   4,913   4,731   4,439   4,747
Revenues . . . . . . . . . . .       $44,230 $43,770 $41,201 $38,276 $41,643

    In recent years, in response to competitive pressures from other mines, Knife River has reduced its coal prices and/or not passed through cost increases which are allowed under its contracts. Although Knife River has contracts in place specifying the selling price of coal, these price concessions are being made in an effort to remain competitive and maximize sales. Ongoing cost containment measures and enhanced mining efficiencies continue to assist Knife River in maintaining its market position.

    Knife River and Montana-Dakota entered into a five-year coal sales contract for sales made from the Savage Mine to Montana-Dakota's Lewis and Clark Station effective January 1, 1993. This contract stipulates a reduction in the price paid for coal mined in government-owned properties. The reduction is the result of Knife River's success in obtaining a reduction in the federal royalty rate paid.

    In early 1993, Knife River, together with the Lignite Energy Council, supported the introduction of legislation in North Dakota which would provide severance tax relief for its Gascoyne Mine. Under the legislation, the state will forego its 50 percent share of severance taxes for coal shipped out of state after July 1, 1995, and local political subdivisions are given the option to forego their 35 percent of the tax. The legislation passed both House and Senate with strong support and was signed by the governor. This tax relief will help keep the price of Gascoyne coal competitive.

Construction Materials Operations:

General --

    In May 1992, KRC Aggregate, Inc. (KRC Aggregate), an indirect, wholly-owned subsidiary of Knife River, entered into the sand and gravel business in north-central California through the purchase of certain properties, including mining and processing equipment. These operations, located near Lodi, California, surface mine, process and market aggregate products to various customers, including road and housing contractors, tile manufacturers and ready-mix plants, with a market area extending approximately 60 miles from the mine.

    On April 2, 1993, the assets of Alaska Basic Industries, Inc.
(ABI) and its subsidiaries were purchased by KRC Aggregate. ABI is a vertically integrated construction materials business headquartered in Anchorage, Alaska. ABI's nine divisions handle the sale of its sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and finished aggregate products.

    Effective September 1, 1993, KRC Aggregate, purchased the stock of LTM, Incorporated (LTM), Rogue Aggregates, Inc. (Rogue) and Concrete, Inc., construction materials subsidiaries of Terra Industries. Headquartered in Medford, Oregon, LTM and Rogue are vertically integrated construction materials businesses serving southern Oregon markets. Their products include sand and gravel aggregates, ready-mixed concrete, asphalt and finished aggregate products. Concrete, Inc., headquartered in Stockton, California, operates four ready-mix plants in San Joaquin County. These ready-mix plants became part of KRC Aggregate's Lodi, California operations.

    Sales volumes and revenues for the construction materials operations during 1992 and 1993 were as follows:

                                         Years Ended December 31,
                                              (In thousands)
                                             1993            1992

Aggregates (tons). . . . . . . . . . . .    2,391             263
Ready-mixed concrete (cubic yards) . . .      157             ---
Asphalt (tons) . . . . . . . . . . . . .      141             ---
Revenues . . . . . . . . . . . . . . . . $ 46,167         $ 1,262

Consolidated Mining and Construction Materials Operations:

Capital Requirements --

    Consolidated construction expenditures for Knife River approximated $46.5 million in 1993, including amounts related to the acquisition by KRC Aggregate of ABI, LTM, Rogue and Concrete, Inc. Construction expenditures are estimated to be $4.5 million in
1994, $5.6 million in 1995 and $7.6 million in 1996.   Such
expenditures are primarily for replacement of existing equipment, mine-site improvements, lease acquisitions and further development of the Beulah mine.

    Knife River continues to seek out additional mining opportunities. This includes not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate processes. Any capital expenditures related to other potential mining acquisitions are not reflected in the above 1994-1996 capital needs.

Environmental Matters --

    Knife River's mining and construction materials operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Knife River believes that these operations are in substantial compliance with those regulations.

    One of Knife River's major coal customers, the Big Stone
Station, will be required to comply with the Clean Air Act emission standards by the year 2000. Alternatives available to this customer include installation of a sulfur scrubber, switching to lower sulfur coal, using processed or "clean" coal, or fuel blending. Some of the alternatives could have a significant adverse effect on Knife River's coal operations including its ability to extend the existing coal contract beyond its 1995 expiration date.

    Knife River continues its involvement in lignite research with emphasis placed upon enhancement of lignite coal as a boiler fuel. In addition, Knife River continues to monitor progress on clean coal technologies.

Reserve Information --

    As of December 31, 1993, Knife River had under ownership or lease, reserves of approximately 231 million tons of recoverable lignite coal at present mining locations. Such reserves estimates were prepared by Paul Weir Company Incorporated, independent mining engineers and geologists, in a report dated January 20, 1989, and have been adjusted for 1989 through 1993 production and the relinquishment of federal and fee coal contracts at two mine sites. Knife River estimates that approximately 109 million tons of its reserves will be needed to supply all of Montana-Dakota's existing generating stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

    As of December 31, 1993, the combined construction materials operations had under ownership approximately 74 million tons of recoverable aggregate reserves.


OIL AND NATURAL GAS OPERATIONS AND PROPERTY (FIDELITY OIL)

General --

    The Company, through Fidelity Oil, is involved in the acquisition, exploration, development and production of oil and natural gas properties. Fidelity Oil has had oil and natural gas interests since 1951 when an operating agreement (Agreement) relating to its net proceeds acreage interests was signed with Shell Western E&P, Inc. (Shell). Beginning in 1986, Fidelity Oil undertook a growth and development strategy focused on programs directed at the acquisition of producing properties, exploration and development.

    Fidelity Oil, through its net proceeds interests, owns in fee or holds oil and natural gas leases and operating rights applicable to the deep rights (below 2,000 feet) in the Cedar Creek Anticline in southeastern Montana. Pursuant to the Agreement, Shell, as operator, controls all development, production, operations and marketing applicable to such acreage. As a net proceeds interest owner, Fidelity Oil is entitled to proceeds only when a particular unit has reached payout status.

    Fidelity Oil undertakes ventures, through a series of working-interest agreements with several different partners, that vary from the acquisition of producing properties with potential development opportunities to exploration and are located in the western United States, offshore in the Gulf of Mexico and in Canada. In these ventures, Fidelity Oil shares revenues and expenses from the development of specified properties in proportion to its investments.

Operating Information --

    Information on Fidelity Oil's oil and natural gas production, average sales prices and production costs per net equivalent barrel related to its oil and natural gas net proceeds and working interests for 1993, 1992 and 1991 are as follows:

                                           1993     1992    1991
Oil:
  Production (000's of barrels). . . . .  1,500    1,500    1,500
  Average sales price. . . . . . . . . . $14.84   $16.74   $19.90
Natural Gas:
  Production (MMcf). . . . . . . . . . .  8,800    5,000    2,600
  Average sales price. . . . . . . . . .  $1.86    $1.53    $1.48
Production costs, including taxes,
  per net equivalent barrel. . . . . . .  $3.98    $4.81    $5.86


Well and Acreage Information --

    Fidelity Oil's gross and net productive well counts and gross and net developed and undeveloped acreage for the net proceeds and working interests at December 31, 1993, are as follows:

                                               Gross         Net
Productive Wells:
  Oil. . . . . . . . . . . . . . . . . . . .    3,530        129
  Natural Gas  . . . . . . . . . . . . . . .      627         29
    Total. . . . . . . . . . . . . . . . . .    4,157        158
Developed Acreage (000's). . . . . . . . . .      562         75
Undeveloped Acreage (000's). . . . . . . . .      683         52

Exploratory and Development Wells --

    The following table shows the results of oil and natural gas wells drilled and tested during 1993, 1992 and 1991:

               Net Exploratory                 Net Development
      Productive  Dry Holes  Total    Productive  Dry Holes  Total   Total
1993           2          2      4             5           1     6      10
1992         ---          4      4             2           1     3       7
1991           2          5      7             8           3    11      18

    At December 31, 1993, there were two exploratory wells and one development well in the process of drilling.

Capital Requirements --

    The following summary reflects capital expenditures, including those not subject to amortization, related to oil and natural gas activities for the years 1993, 1992 and 1991:

                                          1993     1992     1991
                                              (In thousands)

Acquisitions . . . . . . . . . . . . . $ 9,296  $ 9,976  $ 4,667
Exploration. . . . . . . . . . . . . .   7,787   11,074    7,781
Development. . . . . . . . . . . . . .   7,836    4,715    9,824
  Total Capital Expenditures . . . . . $24,919  $25,765  $22,272

    Fidelity Oil plans additional commitments to oil and gas investments and has budgeted approximately $30 million for each of the years 1994 through 1996 for such activities. Such investments are expected to be financed with a combination of funds on hand at December 31, 1993, funds to be internally generated and the $20 million currently available under Fidelity Oil's long-term financing arrangements, $1.5 million of which was outstanding at December 31, 1993.

Reserve Information --

    Fidelity Oil's recoverable proved developed and undeveloped oil and natural gas reserves approximated 11.2 million barrels and 50.3 Bcf, respectively, at December 31, 1993. Of these amounts, 8.3 million barrels and 2.0 Bcf, as supported by a report dated
January 10, 1994, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers, were related to its properties located in the Cedar Creek Anticline in southeastern Montana.

    For additional information related to Fidelity Oil's oil and natural gas interests, see Note 18 of Notes to Consolidated
Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

    Williston Basin has been named as a defendant in a legal action primarily related to its transportation services. Such suit was filed by KN as described under "Pending Litigation". Williston
Basin's assessment of this proceeding is included in the description of the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1993.
                           PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    MDU Resources Group, Inc. common stock is listed on the New York Stock Exchange and uses the symbol "MDU". The price range of the Company's common stock as reported by the Wall Street Journal composite tape during 1993 and 1992 and dividends declared thereon were as follows:


                                                         Common
                               Common       Common        Stock
                             Stock Price  Stock Price   Dividends
                                (High)       (Low)      Per Share

1993
First Quarter . . . . . . . .  $29 1/4       $25 7/8      $ .37
Second Quarter. . . . . . . .   32 1/2        29            .37
Third Quarter . . . . . . . .   32            29 3/4        .39
Fourth Quarter. . . . . . . .   33 1/8        30 1/2        .39
                                                          $1.52

1992
First Quarter . . . . . . . .  $25 3/4       $23 1/4      $ .36
Second Quarter. . . . . . . .   26 7/8        21 7/8        .36
Third Quarter . . . . . . . .   25 1/2        23 7/8        .37
Fourth Quarter. . . . . . . .   26 3/4        25            .37
                                                          $1.46

    As of December 31, 1993, the Company's common stock was held by approximately 15,100 stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to selected Financial Data on pages 52 and 53 of the Company's Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                       Years ended December 31,
Business                               1993       1992      1991
Utility --
  Electric . . . . . . . . . . . .    $12.6      $13.3     $15.3
  Natural gas. . . . . . . . . . .      1.2        1.4       3.6
                                       13.8       14.7      18.9
Natural gas transmission . . . . .      4.7        3.5       0.5
Mining and construction
  materials. . . . . . . . . . . .     12.4       10.7       9.8
Oil and natural gas production . .      7.1        5.7       8.0
Earnings on common stock . . . . .    $38.0      $34.6     $37.2
Earnings per common share. . . . .    $2.00      $1.82     $1.96
Return on average common equity. .    12.3%      11.6%     12.7%


Earnings information presented in this table and in the following discussion is before the $8.9 million ($5.5 million after-tax) cumulative effect of an accounting change. See Note 2 of Notes to Consolidated Financial Statements for a further discussion of this accounting change.


1993 compared to 1992

Consolidated earnings for 1993 are up $3.4 million when compared to 1992. The improvement is attributable to increased earnings from the natural gas transmission, mining and construction materials, and oil and natural gas production businesses, partially offset by a slight decrease in utility earnings. The reasons for such changes are described in the "1993 compared to 1992" discussions which follow.

1992 compared to 1991

    Consolidated earnings for 1992 are down $2.6 million from the $37.2 million earned in 1991. The decline was the result of decreased earnings in the utility and oil and natural gas production businesses, partially offset by increased natural gas transmission and mining and construction materials earnings. The reasons for such changes are described in the "1992 compared to 1991" discussions which follow.

                         ________________________________


    Reference should be made to Items 1 and 2 -- "Business and Properties
- - Interstate Natural Gas Transmission Operations and Property" and Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for information pertinent to pending litigation, regulatory matters and revenues subject to refund and a natural gas repurchase commitment.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.
Certain reclassifications have been made in the following statistics for 1992 and 1991 to conform to the 1993 presentation. Such reclassifications had no effect on net income or common stockholders' investment as previously reported.


Montana-Dakota -- Electric Operations

                                        Years ended December 31,
                                       1993*      1992      1991

Operating revenues . . . . . . . .   $131.1     $123.9    $128.7
Fuel and purchased power . . . . .     41.3       37.9      38.4
Operation and maintenance
  expenses . . . . . . . . . . . .     37.4       34.2      33.7
Operating income . . . . . . . . .     30.5       30.2      34.6

Retail sales (kWh) . . . . . . . .  1,893.7    1,829.9   1,877.6
Power deliveries to MAPP (kWh) . .    511.0      352.6     331.3

Cost of fuel and purchased
  power per kWh. . . . . . . . . .   $ .016     $ .016    $ .016


Montana-Dakota -- Natural Gas Distribution Operations

                                        Years ended December 31,
                                       1993*      1992      1991
Operating revenues:
  Sales. . . . . . . . . . . . . .   $151.7     $123.8    $134.4
  Transportation & other . . . . .      4.3        4.4       4.2
Purchased natural gas sold . . . .    114.0       89.5      98.3
Operation and maintenance
  expenses . . . . . . . . . . . .     28.6       26.0      23.8
Operating income . . . . . . . . .      4.7        4.5       8.5

Volumes (dk):
  Sales. . . . . . . . . . . . . .     31.2       26.7      30.1
  Transportation . . . . . . . . .     12.7       13.7      12.2
Total throughput . . . . . . . . .     43.9       40.4      42.3

Degree days (% of normal). . . . .    105.5%      87.1%     97.9%
Cost of natural gas per dk . . . .   $ 3.66     $ 3.35    $ 3.27

*See Note 2 of Notes to Consolidated Financial Statements for a discussion of an accounting change to reflect unbilled revenues.


Williston Basin
                                        Years ended December 31,
                                       1993       1992      1991
Operating revenues:
 Sales for resale. . . . . . . . .    $51.3*     $63.5*    $78.8*
 Transportation & other. . . . . .     40.0*      35.5*     37.2*
Purchased natural gas sold . . . .     20.6       33.6      45.3
Operation and maintenance
  expenses . . . . . . . . . . . .     39.0**     33.0**    39.6**
Operating income . . . . . . . . .     20.1       21.3      19.9

Volumes (dk):
 Sales for resale:
   Montana-Dakota. . . . . . . . .     13.0       16.5      19.3
   Other . . . . . . . . . . . . .       .2         .3        .3
 Transportation:
   Montana-Dakota. . . . . . . . .     27.3       24.9      22.1
   Other . . . . . . . . . . . . .     32.1       39.6      31.8
Total throughput . . . . . . . . .     72.6       81.3      73.5

Cost of natural gas per dk . . . .    $1.78      $1.91     $2.07
_________________________________
 * Includes recovery of deferred
   natural gas contract
   buy-out/buy-down costs. . . . .    $13.0      $ 5.8     $ 6.5
** Includes amortization of
   deferred natural gas contract
   buy-out/buy-down costs. . . . .    $11.8      $ 6.2     $ 6.6

Knife River
                                        Years ended December 31,
                                       1993       1992      1991
Operating revenues:
 Coal. . . . . . . . . . . . . . .    $44.2      $43.8     $41.2
 Construction materials. . . . . .     46.2        1.2       ---
Operation and maintenance
  expenses . . . . . . . . . . . .     59.6       21.2      20.2
Reclamation expense. . . . . . . .      3.1        3.0       2.8
Severance taxes. . . . . . . . . .      4.4        4.3       4.2
Operating income . . . . . . . . .     17.0       11.5       9.7

Sales (000's):
 Coal (tons) . . . . . . . . . . .    5,066      4,913     4,731
 Aggregates (tons) . . . . . . . .    2,391        263       ---
 Ready-mixed concrete
   (cubic yards) . . . . . . . . .      157        ---       ---
 Asphalt (tons). . . . . . . . . .      141        ---       ---

Fidelity Oil
                                        Years ended December 31,
                                       1993       1992      1991

Operating revenues . . . . . . . .    $39.1      $33.8     $33.9
Operation and maintenance
 expenses. . . . . . . . . . . . .     11.6       12.0      11.8
Depreciation, depletion and
 amortization. . . . . . . . . . .     12.0        8.8       6.0
Operating income . . . . . . . . .     11.8        9.5      12.6

Production (000's):
  Oil (barrels)  . . . . . . . . .    1,497      1,531     1,491
  Natural gas (Mcf). . . . . . . .    8,817      5,024     2,565

Average sales price:
  Oil (per barrel) . . . . . . . .   $14.84     $16.74    $19.90
  Natural gas (per Mcf). . . . . .     1.86       1.53      1.48

1993 compared to 1992

Montana-Dakota--Electric Operations


    Operating income for the electric business increased due to an improvement in retail sales to residential and commercial markets, primarily the result of colder weather in the first quarter of 1993 and the addition of nearly 540 customers. Also, improving operating income was an increase in deliveries into the MAPP, the result of water conservation efforts by hydroelectric generators and the temporary shutdown of a nuclear generating station in Iowa. Increased fuel and purchased power costs, largely higher demand charges associated with the purchase of an additional five megawatts of firm capacity through a participation power contract partially offset the improvement in operating income. Higher operation and maintenance expenses also negatively affected operating income. Employee benefit-related costs increased operation expense while higher costs associated with repairs made at the Heskett, Big Stone and Coyote stations accounted for the increase in maintenance expense. Earnings from this business unit declined as a result of a decrease in Other Income--Net, reflecting the on-going effects of adopting SFAS No. 106, and increased federal income taxes. A decrease in interest expense due to lower interest rates stemming from long-term debt refinancing in 1992 and lower average short-term borrowings and interest rates, and the aforementioned operating income improvement, somewhat offset the earnings decline.


Montana-Dakota--Natural Gas Distribution Operations

    Sales increases of 4.5 MMdk or $3.6 million, due to significantly colder weather than 1992 and the addition of over 3,500 residential and commercial customers, improved operating income for the natural gas distribution business. However, partially offsetting this improvement were the 1992 refinement of the estimated amount of delivered but unbilled natural gas volumes and increased operation and depreciation expenses. Employee benefit-related costs and distribution and sales expenses related to the system expansion into north-central South Dakota accounted for the majority of the operation expense increase. A Wyoming rate decrease effective in the second quarter of 1992 also reduced the operating income improvement. Gas distribution earnings decreased due to higher financing costs related to increased capital expenditures and carrying charges being accrued on natural gas costs refundable through rate adjustments, offset in part by interest savings resulting from 1992 long-term debt refinancing. The aforementioned operating income change and increased Other Income--Net, primarily due to the return being earned on deferred storage costs and increased interest income earned on natural gas costs recoverable through rate adjustments in Montana, reduced the earnings decline.

Williston Basin

    Operating income declined at the natural gas transmission business as a result of decreased transportation volumes reflecting the effects of bypasses by two major transportation customers. Partially offsetting the effects of these bypasses were the increased movement of 3.4 MMdk of natural gas held under the repurchase commitment, due to favorable natural gas prices, and higher volumes transported on the November 1992 interconnection with NSP (1.8 MMdk), although at lower average rates than those replaced. Operating income was also negatively affected by the delay in the implementation of Order 636 until November 1, 1993. See Items 1 and 2 for Williston Basin for further discussions on the implementation of Order 636. Operation expenses increased slightly due to additional reserves related to the Koch settlement, increased transmission expenses and higher employee benefit-related costs. Largely offsetting the increased operation expenses are lower contract restructuring amortizations, an out-of-period adjustment to take-or-pay surcharge amortizations and a 1992 accrual for retroactive company production royalties. An adjustment to regulatory reserves reflected in operating revenues offset the effects of the additional reserves provided for the Koch settlement. Maintenance expenses increased as a result of compressor overhauls at several compressor station facilities. A weather-related sales improvement of 3.3 MMdk, or $2.8 million, combined with increased general rates implemented in November 1992, partially offset the operating income decline. Income from company production improved due to increased production, but at lower average prices. Earnings for this business unit increased due to reduced interest expense on long-term debt, the result of debt refinancing in mid-1993, and lower carrying costs associated with the natural gas repurchase commitment, primarily the result of both lower borrowings and decreased average rates, offset in part by the decline in operating income discussed above.


Knife River

    Operating income increased due to sales from the newly acquired Alaskan and Oregon construction materials businesses and an improvement in coal tons sold at all mines, mainly the result of increased demand by electric generation customers. Lower selling prices at the Gascoyne Mine, effective June 1, 1992, following an amendment to the current coal supply agreement, partially offset the operating income increase. An increase in operating expenses resulting from the newly acquired construction materials businesses and a volume-related increase in coal operating expenses, combined with the accrual of SFAS No. 106 costs and increased stripping expense at the Beulah mine, due to higher overburden removal costs, also reduced operating income. Earnings increased due to the above-described operating income improvement, offset in part by reduced investment income (included in Other Income--Net), primarily resulting from lower investable funds due to the 1993 acquisitions and lower earned returns, and increased federal income taxes.

Fidelity Oil

    Operating income for the oil and natural gas production business increased as a result of higher natural gas production and prices. In addition, decreased operation and maintenance expenses per equivalent barrel were somewhat offset by volume-related increases in such costs. Partially offsetting the operating income improvement was a decline in oil production and prices and increased depreciation, depletion and amortization, reflecting both increased production and higher rates. The aforementioned increase in operating income was further improved by the realization of certain investment gains resulting in the earnings improvement for this business. Increased interest expense, stemming from both higher average borrowings and rates, and increased federal income taxes, somewhat reduced earnings.


1992 compared to 1991

Montana-Dakota -- Electric Operations

    The decline in operating income was due to reduced residential and commercial sales resulting primarily from warmer winter weather combined with a cooler summer than that experienced a year ago. An increase in deliveries into the MAPP, primarily in the fourth quarter, was more than offset by the decline in the average price. The fourth quarter increase in deliveries into the MAPP reflects water conservation efforts by hydroelectric generators. The discounting of sales prices necessitated by a weak wholesale market contributed to the price decline experienced for sales to the MAPP. Higher demand charges associated with the purchase of firm capacity through a participation power contract and an increase in operation expense, primarily payroll and benefit-related, also reduced operating income. The demand charge increase results from the additional purchase of 5 megawatts of firm capacity which began in May 1992 and the passthrough of costs associated with a periodic maintenance outage. Partially mitigating the operating income decline was an increase in large industrial sales, lower depreciation expense and a reduction in maintenance expense reflecting the impact of 1991 maintenance outages at the Heskett and Coyote stations. Earnings from this business unit decreased for the reasons discussed above, partially offset by reduced interest expense, the result of certain bond refinancings in the second and fourth quarter of 1991 and the second quarter of 1992 offset in part by increased average borrowings under lines of credit.


Montana-Dakota -- Gas Distribution Operations

    A sales decline of 2.4 MMdk or $2.0 million, related to significantly warmer first quarter weather than in 1991, the refinement of the estimated amount of delivered but unbilled natural gas volumes and an increase in operation expenses, largely payroll and benefit-related costs, were the primary contributors to the operating income decline. The addition of over 2,400 residential and commercial customers mitigated in part the sales decline. Transportation volumes increased largely due to the addition of a large industrial customer in the second quarter of 1992, although at discounted rates, and the conversion of a principal customer from firm commercial sales to transportation.
A North Dakota rate increase, which was placed into effect in the third quarter of 1991, partially mitigated the operating income decline. Gas distribution earnings decreased for the reasons discussed above offset in part by decreased interest expense related to carrying charges being accrued on natural gas costs refundable through rate adjustments and the effects of the bond refinancings discussed in Electric Operations above.


Williston Basin

    Operating income improved as a result of increased transportation volumes reflecting the movement of 4.4 MMdk of natural gas held under the repurchase commitment, due to favorable natural gas prices. Reduced operation expenses resulting from December 1991 additions to reserves maintained for regulatory and market uncertainties and reduced litigation expenses and contract restructuring amortizations, offset in part by increased payroll and benefit-related costs and the accrual for retroactive company production royalties, also contributed to the increase in operating income. Partially offsetting the operating income increase were decreased weather-related sales of approximately 571 Mdk or $516,000, lower average realized rates on transportation services, due to a higher level of discounted transportation services being used, and decreased company production revenues, the result of both reduced volumes and lower prices. Earnings for this business unit increased as a result of the changes in operating income discussed above, decreased carrying costs associated with the natural gas repurchase commitment, largely due to lower interest rates, and reduced interest expense on revenues being reserved stemming from lower interest rates and lower carrying charges being accrued on natural gas costs refundable through rate adjustments. Decreased interest income related to recoverable natural gas contract litigation settlement costs and higher company-owned production refund accruals somewhat mitigated the earnings improvement.


Knife River

    Increased coal sales at the Beulah mine, primarily due to outages experienced in 1991 by a major electric generation customer, were the primary factor improving operating income. Aggregate sales at the newly acquired construction materials business also added to operating revenues. Decreased coal sales at the Gascoyne and Savage mines due to reduced weather-related demand from electric generating station customers and increased operation and maintenance expenses partially offset the operating income improvement. The increase in operation and maintenance expenses resulted from a volume-related increase in coal operation expenses and first year expenses at the construction materials business offset in part by equipment efficiencies and lower stripping costs due to recovery of third seam coal at the Beulah mine. Mining and construction materials earnings increased for reasons discussed above offset in part by reduced investment income, largely due to lower returns resulting from declining interest rates, and increased corporate development-related costs (both included in Other Income--Net).


Fidelity Oil

    An increase in oil and natural gas production was more than offset by lower average sales prices for oil producing the decline in operating income. A volume-related increase in operating costs related to working interests and increased depreciation, depletion and amortization also reduced operating income. Decreased operating costs associated with the net proceeds interests resulting from cost controls implemented by the operator, somewhat mitigated the operating income decline. Earnings for the oil and natural gas production business decreased as a result of the above changes in operating income and increased interest expense stemming from increased average borrowings.


Prospective Information

    The operating results of the Company's utility and pipeline businesses are significantly influenced by the weather, the general economy of their respective service territories, and the ability to recover costs through the regulatory process.

    Montana-Dakota is generally allowed to recover through general rates the costs of providing utility services which include fuel and purchased power costs and the cost of natural gas purchased. The electric business utilizes either fuel adjustment clauses or expedited rate filings to recover changes in fuel and purchased power costs in the interim periods. The natural gas business has similar mechanisms in place to pass through the changes in natural gas commodity, transportation and storage costs. Both recovery mechanisms reduce the effect the changes in these costs have on Montana-Dakota's results. See Items 1 and 2 for a further discussion of these items as they apply to Montana-Dakota's operations.

    In July 1992, Montana-Dakota requested the NDPSC to implement a gas weather normalization adjustment mechanism in November 1992. In October 1992, the NDPSC disallowed the adjustment mechanism. Montana-Dakota requested reconsideration of this matter, which was granted by the NDPSC in December 1992. A continuance was granted until such time as a general natural gas rate case should be filed. Based on a settlement reached with the NDPSC in connection with a general natural gas rate case filed in July 1993, the implementation of the weather normalization adjustment mechanism was omitted from the settlement. See Items 1 and 2 under Montana-Dakota for a further discussion of the weather normalization adjustment mechanism as well as general rate increase applications filed and settlements reached with the NDPSC, SDPUC and WPSC, respectively.

    Montana-Dakota is extending natural gas service to 11 north central South Dakota communities at an estimated cost of $9.0 million. This extension has the potential of adding approximately
1.6 MMdk to annual natural gas sales. Service to seven communities began in late 1993 with plans to provide service to the remaining four communities, as well as surveys to determine feasibility in neighboring communities, scheduled for 1994.

    See Items 1 and 2 for both Montana-Dakota and Williston Basin for additional information related to the FERC's Order 636, which requires fundamental changes in the way natural gas pipelines do business. Williston Basin, based on a September 1993, FERC order, implemented Order 636 on November 1, 1993. Although no assurances can be provided, the Company believes that Order 636 will not have a significant effect on its financial position or results of operations.

    See Items 1 and 2 for Williston Basin for a further discussion on Williston Basin's construction of a 49-mile pipeline in eastern North Dakota and Williston Basin's interconnection in northwestern North Dakota with a Canadian pipeline. Williston Basin continues to evaluate certain opportunities which may exist to increase transportation and storage services through system expansion or interconnections.

    In late 1992 and early 1993 two major transportation customers, Koch and Amerada, bypassed Williston Basin's transportation system. As a result of these bypasses, Williston Basin received 11.3 MMdk less natural gas for transportation in 1993 than in 1992. See Items 1 and 2 under Williston Basin for a further discussion of these system bypasses.

    On October 1, 1992, as a result of increases in natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Williston Basin will continue to aggressively market this natural gas as long as market conditions remain favorable. In addition, it will continue to seek long-term sales contracts. See Items 1 and 2 under Williston Basin for additional information on the natural gas held under this repurchase agreement.

    Montana-Dakota and Williston Basin filed suit against Rockwell International Corporation to recover any costs which may be associated with the presence of polychlorinated biphenyls in portions of their natural gas distribution and transmission systems. See Items 1 and 2 under Montana-Dakota and Williston Basin for a discussion of this and other environmental matters.

    In early 1993, Knife River, together with the Lignite Energy Council, supported the introduction of legislation in North Dakota which would provide severance tax relief for its Gascoyne Mine. Under the legislation, the state will forego its 50 percent share of severance taxes for coal shipped out of state after July 1, 1995, and local political subdivisions are given the option to forego their 35 percent of the tax. The legislation passed both House and Senate with strong support and was signed by the governor. This tax relief will help keep the price of Gascoyne coal competitive.

    Knife River continues to seek out additional growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products. In 1993, Knife River acquired two construction materials operations, one in Anchorage, Alaska, and the other with locations in Medford, Oregon and Stockton, California. See Items 1 and 2 under Knife River for a further discussion of these acquisitions.

    Future cash flows and operating income from oil and natural gas production and reserves are influenced by fluctuations in sales prices as well as the cost of acquiring, finding and producing those reserves. Although Fidelity Oil continues to acquire, develop and explore for oil and natural gas reserves, no assurances can be made as to the future net cash flows from those operations.

    On January 1, 1993, Montana-Dakota changed its revenue recognition method to include the accrual of estimated unbilled revenues. This change will provide for a better matching of revenues and expenses and is consistent with predominant industry practice. See Note 2 of Notes to Consolidated Financial Statements for a further discussion of this accounting change.

    The FASB issued SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109) in February 1992, which changes the accounting method used to measure and recognize income tax effects in financial statements. SFAS No. 109, among other things, requires that existing deferred tax balances be revised to reflect any change in statutory rates. The Company adopted this new standard on January 1, 1993. Based on the provisions of SFAS No. 109, the effect on the Company's financial position or results of operations was not material. Any excess deferred income tax balances associated with rate-regulated activities at the time of implementation have been recorded as a regulatory liability and are expected to be reflected as a reduction in future rates charged customers in accordance with applicable regulatory procedures. See Notes 2 and 13 for a further discussion on the adoption of this standard.

    In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 establishes accounting standards for postretirement benefits whereby an employer must recognize in its financial statements on an ongoing basis the actuarially calculated obligation (accumulated postretirement benefit obligation) and related annual costs associated with providing such benefits to employees upon retirement. These benefits are recognized ratably over the employee's term of employment to such employee's eligible retirement date, as earned, rather than the previously used pay-as-you-go practice which recognized such costs when they were paid. The Company adopted this new standard on January 1, 1993. Based on the health care and life insurance benefits which are available to all eligible employees and their dependents upon the employees' retirement, the Company's annual cost based on the provisions of SFAS No. 106 for 1993 is approximately $7.5 million, including amortization of the initial accumulated postretirement benefit obligation of $49 million over 20 years. See Notes 2 and 15 of Notes to Consolidated Financial Statements for a further discussion on the adoption of this standard and the Company's efforts regarding regulatory recovery, including the NDPSC's January 19, 1994, order which requires the expensing, commencing January 1, 1994, of the ongoing SFAS No. 106 incremental expense estimated at $1.0 million annually.

    The FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112) in November 1992. SFAS No. 112 establishes accounting standards for postemployment benefits whereby an employer must recognize the benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment, but before retirement. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993, and therefore, the Company will be required to adopt this new standard in 1994. The Company believes, based on an evaluation of the benefits it provides which are covered by the provisions of SFAS No. 112, that such amounts are not material to its financial position or results of operations.


Liquidity and Capital Commitments

    The Company's construction costs and additional investments in non-regulated mining and construction materials, and oil and natural gas activities (in millions of dollars) for 1991 through 1993 and as anticipated for 1994 through 1996 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term securities.

                                                       Estimated
  1991   1992   1993  Company/Description         1994    1995    1996
                      Montana-Dakota:
$ 11.7 $ 13.2 $ 16.2       Electric              $16.9   $19.8  $ 19.4
   5.8    6.5   15.0    Natural Gas Distribution  12.4    10.4    11.3
  17.5   19.7   31.2                              29.3    30.2    30.7
   4.1    9.4    5.4  Williston Basin             19.5    14.6    24.3
    .9   16.3   46.5  Knife River                  4.5     5.6     7.6
  22.3   25.8   24.9  Fidelity                    30.0    30.0    30.0
   ---   ---     1.0   Prairielands                 .2      .2     ---
  44.8   71.2  109.0                              83.5    80.6    92.6

                      Retirement/Repurchase
  94.1  140.3   18.4    of Securities             15.3    10.8    10.8
$138.9 $211.5 $127.4  Total                      $98.8   $91.4  $103.4

    In 1993, both Montana-Dakota's and Williston Basin's internal sources provided all of the funds needed for construction purposes. The Company's capital needs to retire maturing long-term corporate securities were $300,000.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements for the years 1994 through 1996 from internal sources, through the use of its $30 million revolving credit and term loan agreement, all of which is outstanding at December 31, 1993, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds, a $35 million line of credit currently available, none of which is outstanding at December 31, 1993, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    As further described in Items 1 and 2 under Williston Basin, on August 11, 1993, Koch and Williston Basin reached a settlement that terminated the litigation with respect to all parties. The settlement provided that Williston Basin make an immediate cash payment to Koch of $40 million and to transfer to Koch certain natural gas gathering facilities owned by Williston Basin having a cost, net of accumulated depreciation, of approximately $10.4 million. The company believes that it is entitled to recover from ratepayers most of the costs that were incurred as a result of this settlement. Although the amount of the costs which can ultimately be recovered is subject to regulatory and market uncertainties, Williston Basin believes that financing arrangements currently in place are adequate to finance these costs. See Items 1 and 2 under Williston Basin for a further discussion of this settlement and Williston Basin's efforts regarding regulatory recovery.

    In March and May 1993, Williston Basin was directed by the MMS to pay approximately $3.5 million, plus interest, in claimed royalty underpayments for the period December 1, 1978, through February 29, 1988. In December 1993, Williston Basin also received an assessment from the MDR claiming additional production taxes due of $3.7 million, plus interest, for 1988 through 1991 production. See Items 1 and 2 under Williston Basin for a further discussion of Williston Basin's appeal efforts in these matters.

    Knife River's 1993 capital needs were met through funds on hand and funds generated from internal sources. It is anticipated that funds on hand and funds generated from internal sources will continue to meet the needs of this business unit for 1994 through 1996, excluding funds which may be required for future acquisitions.

    Fidelity Oil's 1993 capital needs related to its oil and natural gas acquisition, development and exploration program were met through funds generated from internal sources and a $20 million secured line of credit. It is anticipated that Fidelity's 1994 through 1996 capital needs will be met from internal sources and its secured line of credit. There was $1.5 million outstanding at December 31, 1993, under the secured line of credit.

    See Note 13 of Notes to the Consolidated Financial Statements for a discussion of deficiency notices received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiencies could be significant if the IRS position were upheld.

    Prairielands' 1993 capital needs were met through funds generated internally. It is anticipated that Prairielands' 1994 and 1995 capital needs will be met through funds generated from internal sources and a $5 million line of credit, $2.0 million of which is outstanding at December 31, 1993.

    The Company utilizes its $40 million lines of credit and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There was $7.5 million outstanding at December 31, 1993, under the lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges) as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1993, the Company could have issued approximately $153 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 3.0 and 2.4 times for 1993 and 1992, respectively. Additionally, the Company's first mortgage bond interest coverage was 3.4 times in 1993 compared to 3.3 times in 1992. Stockholders' equity as a percent of total capitalization was 56% and 53% at December 31, 1993 and 1992, respectively.

Effects of Inflation

    The Company's consolidated financial statements reflect historical costs, thus combining the impact of dollars spent at various times. Such dollars have been affected by inflation, which generally erodes the purchasing power of monetary assets and increases operating costs. During times of chronic inflation, the loss of purchasing power and increased operating costs could potentially result in inadequate returns to stockholders primarily because of the lag in rate relief granted by regulatory agencies. Further, because the ratemaking process restricts the amount of depreciation expense to historical costs, cash flows from the recovery of such depreciation are inadequate to replace utility plant.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Pages 27 through 51 of the Annual Report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 3 through 6 and 13 and 14 of the Company's Proxy Statement dated March 7, 1994 (Proxy Statement) which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 7 through 13 of the Proxy
Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to Page 14 of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.
                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules.

    1.  Financial Statements:

        Report of Independent Public Accountants. . . . .    *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1993 . . . . . . . . . . . . . . .    *
        Consolidated Balance Sheets at December 31,
          1993, 1992 and 1991 . . . . . . . . . . . . . .    *
        Consolidated Statements of Capitalization at
          December 31, 1993, 1992 and 1991. . . . . . . .    *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1993 . . . . . . . . . . . . . . .    *
        Notes to Consolidated Financial Statements. . . .    *

    2. Financial Statement Schedules:

        Report of Independent Public Accountants
          on Schedules  . . . . . . . . . . . . . . . . .   **
        Schedule V -- Property, Plant and Equipment for
          the three years ended December 31, 1993
        Schedule VI -- Accumulated Depreciation,
          Depletion and Amortization of Property,
          Plant and Equipment for the three years
          ended December 31, 1993 . . . . . . . . . . . .   **
        Schedule IX -- Short-Term Borrowings for each
          of the three years in the period ended
          December 31, 1993 . . . . . . . . . . . . . . .   **
        Schedule X -- Supplementary Income Statement
          Information for each of the three years
          in the period ended December 31, 1993 . . . . .   **

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial Statements and Notes thereto.
____________________

* The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 1993 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 1993 is not to be deemed filed as part of this report.
**Filed herewith.
    3.  Exhibits:

         3(a)  Composite Certificate of Incorporation
               of MDU Resources Group, Inc., as amended
               to date, filed as Exhibit 4(a) in
               Registration No. 33-13092 . . . . . . . . .   *
         3(b)  By-laws of MDU Resources Group, Inc.,
               as amended to date. . . . . . . . . . . . .   **
         4(a)  Indenture of Mortgage, dated as of
               May 1, 1939, as restated in the
               Forty-Fifth Supplemental Indenture,
               dated as of April 21, 1992, and the
               Forty-Sixth through Forty-Eighth
               Supplements thereto between the
               Company and the New York Trust
               Company (The Bank of New York,
               successor Corporate Trustee) and
               A. C. Downing (W. T. Cunningham,
               successor Co-Trustee), filed as
               Exhibit 4(a) in Registration
               No. 33-66682; and Exhibits 4(e), 4(f)
               and 4(g) in Registration No. 33-53896 . . .   *
      + 10(a)  Management Incentive Compensation Plan,
               filed as Exhibit 10(a) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .   *
      + 10(b)  1992 Key Employee Stock Option Plan,
               filed as Exhibit 10(f) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .   *
      + 10(c)  Restricted Stock Bonus Plan, filed as
               Exhibit 10(b) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .   *
      + 10(d)  Supplemental Income Security Plan, filed
               as Exhibit 10(c) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .   *
      + 10(e)  Directors' Compensation Policy, filed
               as Exhibit 10(d) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .   *
      + 10(f)  Deferred Compensation Plan for Directors,
               filed as Exhibit 10(e) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .   *
        13     Financial statements and supplementary
               data as contained in the Annual Report to
               Stockholders for 1993 . . . . . . . . . . .   **
        21     Subsidiaries of MDU Resources Group, Inc. .   **
        23(a)  Consent of Independent Public Accountants .   **
        23(b)  Consent of Engineer . . . . . . . . . . . .   **
        23(c)  Consent of Engineer . . . . . . . . . . . .   **

(b)  Reports on Form 8-K.

     None.
____________________

     * Incorporated herein by reference as indicated.
    ** Filed herewith.
     + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To MDU Resources Group, Inc:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the MDU Resources Group, Inc. Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              /s/ ARTHUR ANDERSEN & CO.
                              ARTHUR ANDERSEN & CO.



Minneapolis, Minnesota,
January 25, 1994

                                                                     SCHEDULE V
                           MDU RESOURCES GROUP, INC.
                         PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                                 (In Thousands)
       Column A                       Column B  Column C   Column D   Column E   Column F
                                                                      Other
                                      Balance                        Changes     Balance
                                     Beginning  Additions               Add       End of
    Classification                    of Year   at Cost  Retirements  (Deduct)      Year
Electric --
 Intangible. . . . . . . . .        $      115  $     27   $   ---    $   ---  $      142
 Production. . . . . . . . .           225,626     3,010       572        (16)    228,048
 Transmission. . . . . . . .           107,048     1,724       269        ---     108,503
 Distribution. . . . . . . .           109,518     6,459       814        (76)    115,087
 General . . . . . . . . . .            36,983     1,998       680     (1,755)     36,546
 Plant Acquisition Adjustments           7,781       ---       414        ---       7,367
 Electric Plant Held for
   Future Use. . . . . . . .               763       ---       ---        ---         763
 Electric Plant Leased to Others           ---       ---       ---         76          76
 Construction Work in Progress           4,109     2,978       ---         71       7,158
                                       491,943    16,196     2,749     (1,700)*   503,690
Natural Gas Distribution --
 Intangible. . . . . . . . .               235       ---       ---        ---         235
 Distribution. . . . . . . .           101,575    11,979       434         24     113,144
 General . . . . . . . . . .            21,969     2,056       953      1,747      24,819
 Plant Acquisition Adjustments             ---        16       ---        ---          16
 Construction Work in Progress           1,535     1,422       ---        (71)      2,886
                                       125,314    15,473     1,387      1,700*    141,100
Natural Gas Transmission --
  Intangible                               102       ---       ---        ---         102
 Production and Gathering. .            37,565     1,342    15,443        (64)     23,400
 Products Extraction . . . .             1,393       ---     1,390        ---           3
 Underground Storage . . . .            17,192        21       ---          4      17,217
 Transmission. . . . . . . .           155,149     3,427     6,837         60     151,799
 General . . . . . . . . . .            12,933       917       565        ---      13,285
 Leased to Others. . . . . .               396       ---       396        ---         ---
 Production Property Held for
   Future Use. . . . . . . .               107       ---       ---        ---         107
 Natural Gas Stored
   Underground -- Noncurrent            51,291       ---     2,758        ---      48,533
 Plant Acquisition Adjustments             272       ---        11        ---         261
 Construction Work in Progress           2,578     1,481       ---        ---       4,059
                                       278,978     7,188    27,400        ---*    258,766
Mining and Construction
 Materials --
 Plant Facilities. . . . . .           102,788    44,555     2,345        (99)    144,899
 Construction Work in Progress           1,582    (1,467)      ---        ---         115
                                       104,370    43,088     2,345        (99)    145,014
Oil and Natural Gas Production --
 Exploration and Production.            93,667    24,943     1,777        ---     116,833
                                    $1,094,272  $106,888   $35,658    $   (99) $1,165,403

____________________

*Reclassification between plant accounts.

Plant is depreciated on a straight-line basis as follows:

 Electric  . . . . . . . . . . . . . . . . . . . .3.2%
 Natural Gas Distribution. . . . . . . . . . . . .4.3%
 Natural Gas Transmission. . . . . . . . . . . . .3.5%
 Mining and Construction Materials . . . . . . . .3.3 to 33.3%

Depletion of natural gas, coal and oil production properties is provided on a unit-of-production method based on estimated proved recoverable reserves.

                                                                     SCHEDULE V
                           MDU RESOURCES GROUP, INC.
                         PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                                 (In Thousands)


       Column A                       Column B  Column C Column D   Column E   Column F
                                                                     Other
                                      Balance                        Changes   Balance
                                     Beginning Additions               Add      End of
    Classification                    of Year   at Cost  Retirements (Deduct)    Year
Electric --
 Intangible. . . . . . . . .        $       67   $   ---   $  ---     $  48  $      115
 Production. . . . . . . . .           224,565     1,258      194        (3)    225,626
 Transmission. . . . . . . .           104,744     3,053      748        (1)    107,048
 Distribution. . . . . . . .           104,237     6,195      908        (6)    109,518
 General . . . . . . . . . .            36,593     1,794    1,066      (338)     36,983
 Plant Acquisition Adjustments           8,196       ---      414        (1)      7,781
 Electric Plant Held for
   Future Use. . . . . . . .               ---       752      ---        11         763
 Construction Work in Progress           3,910       200      ---        (1)      4,109
                                       482,312    13,252    3,330      (291)*   491,943
Natural Gas Distribution --
 Intangible. . . . . . . . .               235       ---      ---       ---         235
 Distribution. . . . . . . .            97,496     4,690      611       ---     101,575
 General . . . . . . . . . .            21,235     1,437      993       290      21,969
 Construction Work in Progress           1,189       345      ---         1       1,535
                                       120,155     6,472    1,604       291*    125,314
Natural Gas Transmission --
 Intangible. . . . . . . . .               102       ---      ---       ---         102
 Production and Gathering. .            37,846       254      570        35      37,565
 Products Extraction . . . .             1,393       ---      ---       ---       1,393
 Underground Storage . . . .            17,103       141       52       ---      17,192
 Transmission. . . . . . . .           148,049     7,713      580       (33)    155,149
 General . . . . . . . . . .            12,577     1,145      787        (2)     12,933
 Leased to Others. . . . . .               396       ---      ---       ---         396
 Production Property Held for
   Future Use. . . . . . . .               107       ---      ---       ---         107
 Natural Gas Stored
   Underground -- Noncurrent            52,835       ---    1,544       ---      51,291
 Plant Acquisition Adjustments             282       ---       10       ---         272
 Construction Work in Progress             879     1,699      ---       ---       2,578
                                       271,569    10,952    3,543       ---*    278,978
Mining and Construction
 Materials --
 Plant Facilities. . . . . .            88,535    14,713      460       ---     102,788
 Construction Work in Progress             ---     1,582      ---       ---       1,582
                                        88,535    16,295      460       ---     104,370
Oil and Natural Gas Production --
 Exploration and Production.            68,253    25,778      364       ---      93,667
                                    $1,030,824   $72,749   $9,301     $ ---  $1,094,272

____________________

*Reclassification between plant accounts.

Plant is depreciated on a straight-line basis as follows:

 Electric  . . . . . . . . . . . . . . . . . . . .3.2%
 Natural Gas Distribution. . . . . . . . . . . . .4.3%
 Natural Gas Transmission. . . . . . . . . . . . .3.1%
 Mining and Construction Materials . . . . . . . .3.3 to 33.3%

Depletion of natural gas, coal and oil production properties is provided on a unit-of-production method based on estimated proved recoverable reserves.

                                                                     SCHEDULE V
                           MDU RESOURCES GROUP, INC.
                         PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                                 (In Thousands)
       Column A                    Column B  Column C  Column D  Column E   Column F
                                                                  Other
                                   Balance                       Changes    Balance
                                  Beginning Additions               Add      End of
    Classification                 of Year   at Cost  Retirements (Deduct)    Year
Electric --
 Intangible. . . . . . . . .       $     66   $   ---   $  ---     $   1  $       67
 Production. . . . . . . . .        219,371     7,712    2,518       ---     224,565
 Transmission. . . . . . . .        103,765     1,317      296       (42)    104,744
 Distribution. . . . . . . .        101,712     3,435      959        49     104,237
 General . . . . . . . . . .         34,588     2,218      739       526      36,593
 Plant Acquisition Adjustments        8,610       ---      414       ---       8,196
 Construction Work in Progress        6,595    (2,689)     ---         4       3,910
                                    474,707    11,993    4,926       538*    482,312
Natural Gas Distribution --
 Intangible. . . . . . . . .            236       ---      ---        (1)        235
 Distribution. . . . . . . .         94,363     3,645      512       ---      97,496
 General . . . . . . . . . .         21,015     1,621      867      (534)     21,235
 Construction Work in Progress          684       508      ---        (3)      1,189
                                    116,298     5,774    1,379      (538)*   120,155
Natural Gas Transmission --
 Intangible. . . . . . . . .            102       ---      ---       ---         102
 Production and Gathering. .         38,688       144      973       (13)     37,846
 Products Extraction . . . .          1,392         1      ---       ---       1,393
 Underground Storage . . . .         16,786       321        5         1      17,103
 Transmission. . . . . . . .        146,034     2,453      445         7     148,049
 General . . . . . . . . . .         11,660     1,396      484         5      12,577
 Leased to Others. . . . . .            396       ---      ---       ---         396
 Production Property Held for
   Future Use. . . . . . . .            107       ---      ---       ---         107
 Natural Gas Stored
   Underground -- Noncurrent         51,797     1,038      ---       ---      52,835
 Plant Acquisition Adjustments          293       ---       11       ---         282
 Construction Work in Progress        1,101      (222)     ---       ---         879
                                    268,356     5,131    1,918       ---*    271,569
Mining and Construction
 Materials --
 Plant Facilities. . . . . .         88,477       939      881       ---      88,535
 Construction Work in Progress           30       (30)     ---       ---         ---
                                     88,507       909      881       ---      88,535
Oil and Natural Gas Production --
 Exploration and Production.         46,290    22,284      321       ---      68,253
                                   $994,158   $46,091   $9,425     $ ---  $1,030,824

____________________

*Reclassification between plant accounts.

Plant is depreciated on a straight-line basis as follows:

 Electric  . . . . . . . . . . . . . . . . . . . .3.3%
 Natural Gas Distribution. . . . . . . . . . . . .4.3%
 Natural Gas Transmission. . . . . . . . . . . . .3.0%
 Mining and Construction Materials . . . . . . . .3.3 to 33.3%

Depletion of natural gas, coal and oil production properties is provided on a unit-of-production method based on estimated proved recoverable reserves.

                                                                    SCHEDULE VI
                           MDU RESOURCES GROUP, INC.
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        of Property, Plant and Equipment
                      For the Year Ended December 31, 1993
                                 (In Thousands)
       Column A                   Column B      Column C   Column D    Column E  Column F
                                               Additions                Other
                                  Balance      Charged to              Changes   Balance
                                 Beginning     Cost and                  Add     End of
      Description                  of Year     Expenses(a) Retirements (Deduct)   Year
Accumulated Provision for
  Depreciation:
  Electric --
   Intangible . . . . . . .        $    61      $    27    $   ---   $  ---    $     88
   Production . . . . . . . .      100,559        6,686        575      (16)    106,654
   Transmission . . . . . . .       45,042        2,532        158        1      47,417
   Distribution . . . . . . .       49,131        3,693      1,009        1      51,816
   General. . . . . . . . . .       17,389        1,751        562      (27)     18,551
   Retirement Work in Progress       3,105          ---         78      ---       3,027
                                   215,287       14,689      2,382      (41)    227,553
 Natural Gas Distribution --
   Intangible . . . . . . . .          102           27        ---      ---         129
   Distribution . . . . . . .       53,830        4,535        648      426      58,143
   General. . . . . . . . . .       10,243          995        499       61      10,800
   Retirement Work in Progress         (18)         ---         14      ---         (32)
                                    64,157        5,557      1,161      487      69,040
 Natural Gas Transmission --
   Production and Gathering .        6,836        1,293      3,056      642       5,715
   Products Extraction. . . .          757           38        795      ---         ---
   Underground Storage. . . .        5,791          397         (1)       2       6,191
   Transmission . . . . . . .       77,750        4,539      3,786        8      78,511
   General. . . . . . . . . .        6,630        1,014        325        1       7,320
   Leased to Others . . . . .          179            4        183      ---         ---
   Retirement Work in Progress         113          128        195       (1)         45
                                    98,056        7,413      8,339      652      97,782
 Mining and Construction
   Materials. . . . . . . . .       66,206        5,455      2,299       49      69,411
                                  $443,706      $33,114    $14,181   $1,147    $463,786
Accumulated Provision for
 Depletion:
 Natural Gas Transmission --
   Production . . . . . . . .     $  1,078      $    18    $   ---   $  ---    $  1,096
 Mining and Construction
   Materials. . . . . . . . .          260          237        ---     (148)        349
 Oil and Natural Gas Production     24,188       12,034          2      ---      36,220
                                  $ 25,526      $12,289    $     2   $ (148)   $ 37,665

____________________


(a) Includes depreciation on transportation and other equipment that is charged to construction, operations, maintenance and merchandising accounts.

                                                                    SCHEDULE VI
                           MDU RESOURCES GROUP, INC.
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        of Property, Plant and Equipment
                      For the Year Ended December 31, 1992
                                 (In Thousands)
       Column A                      Column B   Column C     Column D    Column E   Column F
                                                Additions                 Other
                                     Balance   Charged to                Changes    Balance
                                    Beginning   Cost and                  Add       End of
      Description                    of Year   Expenses(a) Retirements (Deduct)      Year
Accumulated Provision for
  Depreciation:
  Electric --
   Intangible . . . . . . . .       $     38   $    23     $  ---        $ ---      $     61
   Production . . . . . . . .         94,106     6,703        251            1       100,559
   Transmission . . . . . . .         43,267     2,475        702            2        45,042
   Distribution . . . . . . .         46,660     3,505      1,032           (2)       49,131
   General. . . . . . . . . .         16,705     1,773        998          (91)       17,389
   Retirement Work in Progress         2,958       ---       (147)         ---         3,105
                                     203,734    14,479      2,836          (90)      215,287
 Natural Gas Distribution --
   Intangible . . . . . . . .             75        27        ---          ---           102
   Distribution . . . . . . .         50,453     4,271        894          ---        53,830
   General. . . . . . . . . .         10,051       839        737           90        10,243
   Retirement Work in Progress           (40)      ---        (22)         ---           (18)
                                      60,539     5,137      1,609           90        64,157
 Natural Gas Transmission --
   Production and Gathering .          6,464       974        449         (153)        6,836
   Products Extraction. . . .            665        92        ---          ---           757
   Underground Storage. . . .          5,501       360         70          ---         5,791
   Transmission . . . . . . .         74,008     4,152        564          154        77,750
   General. . . . . . . . . .          6,316       983        668           (1)        6,630
   Leased to Others . . . . .            168        11        ---          ---           179
   Retirement Work in Progress             1       118          6          ---           113
                                      93,123     6,690      1,757          ---        98,056
 Mining and Construction
   Materials. . . . . . . . .         62,157     4,474        440           15        66,206
                                    $419,553   $30,780     $6,642        $  15      $443,706
Accumulated Provision for
 Depletion:
 Natural Gas Transmission --
   Production . . . . . . . .       $  1,062   $    16     $  ---        $ ---      $  1,078
 Mining and Construction
   Materials. . . . . . . . .            215        53          8          ---           260
 Oil and Natural Gas Production       15,447     8,817         76          ---        24,188
                                    $ 16,724   $ 8,886     $   84        $ ---      $ 25,526

____________________

(a) Includes depreciation on transportation and other equipment that is charged to construction, operations, maintenance and merchandising accounts.

                                                                    SCHEDULE VI
                           MDU RESOURCES GROUP, INC.
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        of Property, Plant and Equipment
                      For the Year Ended December 31, 1991
                                 (In Thousands)

       Column A                      Column B   Column C     Column D    Column E   Column F
                                                Additions                 Other
                                     Balance   Charged to                Changes    Balance
                                    Beginning   Cost and                  Add       End of
      Description                    of Year   Expenses(a) Retirements (Deduct)      Year
Accumulated Provision for
  Depreciation:
  Electric --
   Intangible . . . . . . . .       $     24   $    13     $  ---        $   1      $     38
   Production . . . . . . . .         89,911     6,767      2,572          ---        94,106
   Transmission . . . . . . .         41,167     2,448        328          (20)       43,267
   Distribution . . . . . . .         44,331     3,388      1,079           20        46,660
   General. . . . . . . . . .         15,462     1,687        672          228        16,705
   Retirement Work in Progress         2,952       ---         (6)         ---         2,958
                                     193,847    14,303      4,645          229       203,734
 Natural Gas Distribution --
   Intangible . . . . . . . .             48        27        ---          ---            75
   Distribution . . . . . . .         47,069     4,112        728          ---        50,453
   General. . . . . . . . . .          9,859       822        400         (230)       10,051
   Retirement Work in Progress           (58)      ---        (18)         ---           (40)
                                      56,918     4,961      1,110         (230)       60,539
 Natural Gas Transmission --
   Production and Gathering .          6,436       890        862          ---         6,464
   Products Extraction. . . .            572        93        ---          ---           665
   Underground Storage. . . .          5,161       346          6          ---         5,501
   Transmission . . . . . . .         70,226     4,031        249          ---        74,008
   General. . . . . . . . . .          5,753       883        320          ---         6,316
   Leased to Others . . . . .            158        10        ---          ---           168
   Retirement Work in Progress           (41)      123         81          ---             1
                                      88,265     6,376      1,518          ---        93,123
 Mining and Construction
   Materials. . . . . . . . .         59,028     4,006        877          ---        62,157
                                    $398,058   $29,646     $8,150        $  (1)     $419,553
Accumulated Provision for
 Depletion:
 Natural Gas Transmission --
   Production . . . . . . . .       $  1,049   $    13     $  ---        $ ---      $  1,062
 Mining and Construction
   Materials. . . . . . . . .            186        29        ---          ---           215
 Oil and Natural Gas Production        9,460     6,061         74          ---        15,447
                                    $ 10,695   $ 6,103     $   74        $ ---      $ 16,724

____________________

(a) Includes depreciation on transportation and other equipment that is charged to construction, operations, maintenance and merchandising accounts.

                                                                    SCHEDULE IX
                           MDU RESOURCES GROUP, INC.
                             SHORT-TERM BORROWINGS
              For the Years Ended December 31, 1993, 1992 and 1991
                             (Dollars In Thousands)
       Column A        Column B  Column C   Column D    Column E    Column F
                                          Highest Month  Average    Weighted
                                 Weighted  End Balance    Daily      Average
                        Balance   Average  Outstanding   Balance  Interest Rate
      Category of       End of   Interest  During the  Outstanding During the
 Short-Term Borrowings   Year      Rate       Year     During Year    Year
Notes Payable to Banks:
  1993 . . . . . . . . $   ---      ---%    $   ---    $   ---        ---%
  1992 . . . . . . . . $   ---      ---%    $   ---    $   ---        ---%
  1991 . . . . . . . . $   ---      ---%    $   ---    $   ---        ---%

Commercial Paper:
  1993 . . . . . . . . $ 9,540      4.2%    $33,190    $17,285        3.6%
  1992 . . . . . . . . $ 7,775      5.2%    $37,875    $22,735        4.0%
  1991 . . . . . . . . $   170      6.5%    $24,000    $ 8,788        6.5%


The Company and its subsidiaries had unsecured lines of credit from several banks totalling $86 million at December 31, 1993, $80 million at
December 31, 1992, and $73 million at December 31, 1991.   These line of
credit agreements provide for bank borrowings against the lines and/or support for commercial paper issues. The agreements provide for commitment fees at varying rates. The unused portions of the lines of credit are subject to withdrawal based on the occurrence of certain events.

The weighted average interest rate is calculated by dividing interest expense for the year by the amount of average daily borrowings outstanding.

                                                                       SCHEDULE X


                           MDU RESOURCES GROUP, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              For the Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)


           Column A                                   Column B
             Item                           Charged to Costs and Expenses
                                              1993         1992         1991
Maintenance and Repairs. . . . . . . . .   $21,462      $17,767      $18,334
Taxes, Other Than Income --
   Real Estate and Personal Property . .   $ 9,598      $ 8,786      $ 8,431
   State Severance . . . . . . . . . . .     5,105        5,555        5,968
   Other . . . . . . . . . . . . . . . .     8,862        8,458        8,243
                                           $23,565      $22,799      $22,642





Note: Depreciation and amortization of intangible assets, preoperating costs and similar deferrals, royalties and advertising costs are omitted as they are each less than 1% of operating revenues.