Form 10-K/A
period 1993-12-31
MDU RESOURCES GROUP INC
filed 1994-03-04
CIK 67716

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MDU RESOURCES GROUP, INC.

                              By:   /s/ John A. Schuchart
                                  John A. Schuchart (Chairman of the
                                    Board and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                         Title              Date


    /s/ John A. Schuchart                  Chief Executive   March 3, 1994
John A. Schuchart (Chairman of the Board     Officer and
   and Chief Executive Officer)                Director


    /s/ Harold J. Mellen, Jr.              Chief Corporate   March 3, 1994
Harold J. Mellen, Jr. (President and     Development Officer
and Chief Corporate Development Officer)    and Director


    /s/ Douglas C. Kane                    Chief Operating   March 3, 1994
Douglas C. Kane (Executive Vice President    Officer and
   and Chief Operating Officer)               Director


    /s/ Warren L. Robinson                 Chief Financial   March 3, 1994
Warren L. Robinson (Vice President,            Officer
Treasurer and Chief Financial Officer)


    /s/ Vernon A. Raile                    Chief Accounting  March 3, 1994
 Vernon A. Raile (Vice President,               Officer
Controller and Chief Accounting Officer)


    /s/ Richard L. Muus                         Director     March 3, 1994
        Richard L. Muus


    /s/ Robert L. Nance                         Director     March 3, 1994
        Robert L. Nance


    /s/ John L. Olson                           Director     March 3, 1994
        John L. Olson


    /s/ San W. Orr, Jr.                         Director     March 3, 1994
        San W. Orr, Jr.


    /s/ Charles L. Scofield                     Director     March 3, 1994
        Charles L. Scofield


    /s/ Homer A. Scott, Jr.                     Director     March 3, 1994
        Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                       Director     March 3, 1994
        Joseph T. Simmons


    /s/ Stanley F. Staples, Jr.                 Director     March 3, 1994
        Stanley F. Staples, Jr.


    /s/ Sister Thomas Welder                    Director     March 3, 1994
        Sister Thomas Welder
                              EXHIBIT INDEX

Exhibit No.

     3(a)  Composite Certificate of Incorporation
           of MDU Resources Group, Inc., as amended
           to date, filed as Exhibit 4(a) in
           Registration No. 33-13092. . . . . . . . . . .    *
     3(b)  By-laws of MDU Resources Group, Inc.,
           as amended to date . . . . . . . . . . . . . .    **
     4(a)  Indenture of Mortgage, dated as of
           May 1, 1939, as restated in the Forty-
           Fifth Supplemental Indenture, dated as of
           April 21, 1992, and the Forty-Sixth
           through Forty-Eighth Supplements thereto
           between the Company and the New York Trust
           Company (The Bank of New York, successor
           Corporate Trustee) and A. C. Downing
           (W. T. Cunningham, successor Co-Trustee),
           filed as Exhibit 4(a) in Registration No.
           33-66682; and Exhibits 4(e), 4(f) and 4(g)
           in Registration No. 33-53896 . . . . . . . . .    *
  + 10(a)  Management Incentive Compensative Plan,
           filed as Exhibit 10(a) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .    *
  + 10(b)  1992 Key Employee Stock Option Plan,
           filed as Exhibit 10(f) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .    *
  + 10(c)  Restricted Stock Bonus Plan, filed as
           Exhibit 10(b) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .    *
  + 10(d)  Supplemental Income Security Plan, filed
           as Exhibit 10(c) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .    *
  + 10(e)  Directors' Compensation Policy, filed as
           Exhibit 10(d) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .    *
  + 10(f)  Deferred Compensation Plan for Directors,
           filed as Exhibit 10(e) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .    *
    13     Financial statements and supplementary
           data contained in the Annual Report to
           Stockholders for 1993. . . . . . . . . . . . .    **
    21     Subsidiaries of MDU Resources Group, Inc.. . .    **
    23(a)  Consent of Independent Public Accountants. . .    **
    23(b)  Consent of Engineer. . . . . . . . . . . . . .    **
    23(c)  Consent of Engineer. . . . . . . . . . . . . .    **


____________________

 *  Incorporated herein by reference as indicated.
**  Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.