Form 10-Q
period 1994-03-31
MDU RESOURCES GROUP INC
filed 1994-05-11
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from _____________ to ______________

                      Commission file number 1-3480


                        MDU Resources Group, Inc.

         (Exact name of registrant as specified in its charter)


            Delaware                       41-0423660
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       Identification No.)

          400 North Fourth Street, Bismarck, North Dakota 58501
                (Address of principal executive offices)
                               (Zip Code)

                             (701) 222-7900
          (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of May 6, 1994:  18,984,654 shares.

                              INTRODUCTION


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

    Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North Dakota and, through its wholly-owned subsidiary KRC Holdings, Inc., surface mines and markets aggregates and related construction materials in the Anchorage, Alaska area, southern Oregon and north-central California.

    Fidelity Oil is comprised of Fidelity Oil Co. and Fidelity
    Oil Holdings, Inc., which own oil and natural gas interests in the western United States, the Gulf Coast and Canada through investments with several oil and natural gas producers.

    Prairielands seeks new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines and local distribution companies and, through its wholly-owned subsidiary, Gwinner Propane, Inc., operates bulk propane facilities in southeastern North Dakota.

                                       INDEX







Part I

      Condensed Consolidated Statements of Income --
         Three and Twelve Months Ended March 31, 1994 and 1993

      Condensed Consolidated Balance Sheets --
         March 31, 1994 and 1993, and December 31, 1993

      Condensed Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 1994 and 1993

      Notes to Condensed Consolidated Financial Statements

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II

Signatures

                          MDU RESOURCES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                   Three Months Ended    Twelve Months Ended
                                        March 31,              March 31,
                                     1994      1993         1994       1993
                                    (In thousands, except per share amounts)
Operating revenues:
  Electric . . . . . . . . . .      $35,798  $34,582      $132,325  $126,489
  Natural gas. . . . . . . . .       60,107   68,049       171,039   173,121
  Mining and construction
    materials. . . . . . . . .       19,882   11,812        98,467    45,055
  Oil and natural gas
    production . . . . . . . .        8,575    9,726        37,974    36,103
                                    124,362  124,169       439,805   380,768
Operating expenses:
  Fuel and purchased power . .       11,422   10,533        42,187    39,099
  Purchased natural gas sold .       26,837   32,452        72,506    68,421
  Operation and maintenance. .       43,656   32,728       178,302   124,991
  Depreciation, depletion and
    amortization . . . . . . .       11,720   10,962        45,920    40,898
  Taxes, other than income . .        6,212    5,956        23,821    22,545
                                     99,847   92,631       362,736   295,954
Operating income:
  Electric . . . . . . . . . .        8,711    9,315        29,916    31,464
  Natural gas distribution . .        5,673    6,090         4,313     6,671
  Natural gas transmission . .        6,760   10,614        16,254    24,891
  Mining and construction
    materials. . . . . . . . .        1,651    2,777        15,858    10,816
  Oil and natural gas production . .  1,720    2,742        10,728    10,972
                                     24,515   31,538        77,069    84,814

Other income -- net. . . . . .          928     (176)        4,981      (867)
Interest expense -- net. . . .        6,538    6,163        25,648    25,007
Carrying costs on natural gas
  repurchase commitment. . . .          909      841         3,965     5,116

Income before taxes. . . . . .       17,996   24,358        52,437    53,824
Income taxes . . . . . . . . .        6,297    8,597        17,682    14,132
Income before cumulative
  effect of accounting change.       11,699   15,761        34,755    39,692
Cumulative effect of accounting
  change (Note 2). . . . . . .          ---    5,521           ---     5,521

Net income . . . . . . . . . .       11,699   21,282        34,755    45,213
Dividends on preferred stocks.          200      201           801       806
Earnings on common stock . . .      $11,499  $21,081       $33,954   $44,407
Earnings per common share:
  Earnings before cumulative
    effect of accounting change. .  $   .61  $   .82       $  1.79   $  2.05
  Cumulative effect of
    accounting change. . . . .          ---      .29           ---       .29

  Earnings . . . . . . . . . .      $   .61  $  1.11       $  1.79   $  2.34

Dividends per common share . .      $   .39  $   .37       $  1.54   $  1.47
Average common shares
  outstanding. . . . . . . . .       18,985   18,985        18,985    18,985

Pro forma amounts
  assuming retroactive application
  of accounting change:
  Net income . . . . . . . . .      $11,699  $15,761       $34,755   $41,281
  Earnings per common share. .      $   .61  $   .82       $  1.79   $  2.13

                    The accompanying notes are an integral
                           part of these statements.
                           MDU RESOURCES GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                       March 31,   March 31,    December
                                         1994        1993       31, 1993
                                                  (In thousands)
ASSETS
Property, plant and equipment:
 Electric. . . . . . . . . . . . . .  $  505,615  $  492,492  $  503,690
 Natural gas distribution. . . . . .     151,859     127,373     141,100
 Natural gas transmission. . . . . .     253,894     279,690     258,766
 Mining and construction materials .     145,872     105,653     145,014
 Oil and natural gas production. . .     120,815      94,733     116,833
                                       1,178,055   1,099,941   1,165,403
 Less accumulated depreciation,
   depletion and amortization. . . .     512,935     479,342     501,451
                                         665,120     620,599     663,952
Current assets:
 Cash and cash equivalents . . . . .      96,547      96,686      71,699
 Receivables . . . . . . . . . . . .      57,286      57,082      67,553
 Inventories . . . . . . . . . . . .      20,737      13,792      19,415
 Exchange natural gas receivable . .         169      25,213         727
 Deferred income taxes . . . . . . .      39,259      27,673      32,243
 Other prepayments and current
   assets. . . . . . . . . . . . . .       8,895       6,627      13,535
                                         222,893     227,073     205,172
Natural gas available under
 repurchase commitment . . . . . . .      74,406      87,018      79,031

Investments. . . . . . . . . . . . .      18,645      61,854      16,858

Deferred charges and other assets. .      69,947      41,710      76,038
                                      $1,051,011  $1,038,254  $1,041,051
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock (Shares outstanding --
   18,984,654 at March 31, 1994
   and 1993 and December 31, 1993) .  $   94,923  $   94,923  $   94,923
 Other paid in capital . . . . . . .      64,210      64,210      64,210
 Retained earnings . . . . . . . . .     163,093     158,376     158,998
                                         322,226     317,509     318,131

 Preferred stock subject to mandatory
   redemption requirements . . . . .       2,100       2,200       2,100
 Preferred stock redeemable at option
   of the Company. . . . . . . . . .      15,000      15,000      15,000
 Long-term debt. . . . . . . . . . .     221,077     233,751     231,770
                                         560,403     568,460     567,001
Commitments and contingencies                ---         ---         ---


Current liabilities:
 Short-term borrowings . . . . . . .         750       1,700       9,540
 Accounts payable. . . . . . . . . .      23,351      17,091      24,967
 Taxes payable . . . . . . . . . . .      22,936      25,702       9,204
 Other accrued liabilities,
   including reserved revenues . . .     125,942     103,769     105,195
 Exchange natural gas deliverable. .         762      24,902       2,371
 Dividends payable . . . . . . . . .       7,603       7,225       7,605
 Long-term debt and preferred
   stock due within one year . . . .      15,400         300      15,300
                                         196,744     180,689     174,182
Natural gas repurchase commitment. .      92,759     108,482      98,525
Deferred credits:
 Deferred income taxes and unamortized
   investment tax credit . . . . . .     123,343     107,884     124,978
 Other . . . . . . . . . . . . . . .      77,762      72,739      76,365
                                         201,105     180,623     201,343
                                      $1,051,011  $1,038,254  $1,041,051

       The accompanying notes are an integral part of these statements.
                           MDU RESOURCES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                              1994      1993
                                                              (In thousands)

Operating activities:
   Net income . . . . . . . . . . . . . . . . . . .        $11,699   $21,282
   Cumulative effect of accounting change . . . . .            ---    (5,521)
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation, depletion and amortization . . .         11,720    10,962
     Deferred income taxes and investment tax
       credit -- net . .                                      (243)   (1,520)
     Recovery of deferred natural gas contract litigation
       settlement costs, net of income taxes. . . .          2,202     1,519
     Changes in current assets and liabilities --
       Receivables. . . . . . . . . . . . . . . . .         10,267     9,696
       Inventories. . . . . . . . . . . . . . . . .         (1,322)    4,422
       Other current assets . . . . . . . . . . . .         (1,818)      (54)
       Accounts payable . . . . . . . . . . . . . .         (1,616)   (8,306)
       Other current liabilities. . . . . . . . . .         32,868    29,063
     Other noncurrent changes . . . . . . . . . . .          4,542     7,309

  Net cash provided by operating activities . . . .         68,299    68,852

Financing activities:
   Net change in short-term borrowings. . . . . . .         (8,790)   (6,075)
   Issuance of long-term debt . . . . . . . . . . .            950       600
   Repayment of long-term debt. . . . . . . . . . .        (11,550)  (16,700)
   Retirement of natural gas repurchase commitment.         (5,766)   (6,455)
   Dividends paid . . . . . . . . . . . . . . . . .         (7,604)   (7,225)

   Net cash used in financing activities. . . . . .        (32,760)  (35,855)

Investing activities:
   Additions to property, plant and equipment --
     Electric . . . . . . . . . . . . . . . . . . .         (2,384)   (1,950)
     Natural gas distribution . . . . . . . . . . .        (11,065)   (1,609)
     Natural gas transmission . . . . . . . . . . .          4,809      (839)
     Mining and construction materials. . . . . . .           (878)   (1,282)
     Oil and natural gas production . . . . . . . .         (4,011)   (2,569)
                                                           (13,529)   (8,249)

   Sale of natural gas available under repurchase
     commitment . . . . . . . . . . . . . . . . . .          4,625     5,020
   Investments. . . . . . . . . . . . . . . . . . .         (1,787)       80

   Net cash used in investing activities. . . . . .        (10,691)   (3,149)

   Increase in cash and cash equivalents. . . . . .         24,848    29,848
   Cash and cash equivalents -- beginning of year .         71,699    66,838

   Cash and cash equivalents -- end of period . . .        $96,547  $ 96,686

                    The accompanying notes are an integral
                          part of these statements.
                        MDU RESOURCES GROUP, INC.
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS

                         March 31, 1994 and 1993
                               (Unaudited)

1. Basis of presentation

   The accompanying condensed consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1993 (1993 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 1993 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying condensed consolidated interim financial statements.

2. Accounting change

   On January 1, 1993, Montana-Dakota changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric and natural gas service. This change results in a better matching of revenues and expenses and is consistent with predominant industry practice. Prior to this change, Montana-Dakota, for both its electric and natural gas businesses, recognized revenues on a monthly cycle billing basis which recorded revenues when customers were billed. The cumulative effect on net income for the twelve months ended March 31, 1994, is presented net of applicable income taxes of $3,355,000.

3. Seasonality of operations

   Most of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results may not be indicative of results for the full fiscal year. Therefore, the accompanying quarterly financial information is supplemented by information for the twelve months ended March 31, 1994 and 1993.

4. Pending litigation

   In May 1991, KN Energy, Inc. (KN), a pipeline for whom Williston Basin transports natural gas, filed suit against Williston Basin in Federal District Court for the District of Montana. KN alleges, in part, that Williston Basin breached its contract with KN by failing to provide priority transportation for KN, and by charging KN transportation rates which were excessive.
   KN also alleges that Williston Basin is responsible for any take-or-pay costs it may incur as a result of the breach. Although no amount of damages was specified, KN asked the Court to order Williston Basin to reimburse KN for damages and certain other costs it has incurred along with requiring specific performance pursuant to the contract. Williston Basin filed a motion for summary judgment with the Court in August 1992, requesting that the Court dismiss KN's suit on the basis that these matters are more appropriate for FERC resolution. In September 1992, the Court denied Williston Basin's motion for summary judgment, but suspended the proceedings before it and referred these matters to the FERC. If the FERC is not able to ultimately resolve this dispute, both KN and Williston Basin can request reconsideration by the Court at that time. As of the present time, KN has not requested further action by the FERC. Although no assurances can be provided, based on previous FERC decisions, Williston Basin believes that the ultimate outcome of this matter will not be material to its financial position or results of operations.

5. Regulatory matters and revenues subject to refund

   General Rate Proceedings --

   Williston Basin has pending two general natural gas rate change applications filed in 1989 and 1992 and has implemented these changed rates subject to refund. On May 3, 1994, the FERC issued an Order relating to the 1989 rate change which Williston Basin is currently evaluating. Williston Basin is awaiting a final order from the FERC on the 1992 rate change.

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

   Producer Settlement Cost Recovery --

   In August 1993, Williston Basin filed to recover 75 percent of $28.7 million ($21.5 million) in buy-out/buy-down costs paid to Koch as part of a lawsuit settlement under the alternate take-or-pay cost recovery mechanism embodied in Order 500. As permitted under Order 500, Williston Basin elected to recover
   25 percent or $7.2 million of such costs through a direct surcharge to sales customers, substantially all of which has been received. In addition, through reserves previously provided, Williston Basin has absorbed an equal amount. Williston Basin elected to recover the remaining 50 percent ($14.3 million) through a throughput surcharge applicable to both sales and transportation. Williston Basin began collecting these costs, subject to refund, on October 1, 1993, pending the outcome of future hearings in mid-1994.

   Order 636 --

   As more fully described in 1993 Annual Report on Form 10-K (1993 Form 10-K), Williston Basin, in October 1992, filed a revised tariff with the FERC designed to comply with Order 636. The revised tariff reflected the cost allocation and rate design necessary to the unbundling of Williston Basin's current services. The FERC issued an order in February 1993, in which it accepted Williston Basin's filing subject to certain conditions.

   In March 1993, Williston Basin filed further tariff revisions with the FERC in compliance with the FERC's February 1993 order, and also in March 1993, filed for rehearing and/or clarification of other matters raised in the February 1993 order. In
   May 1993, the FERC issued an order addressing both Williston Basin's rehearing request and its March tariff filing. A significant issue addressed by the FERC's order was a determination that certain natural gas in underground storage which was determined to be excess upon the future implementation of Order 636 must be sold at market prices. The order further required that the profit from such sale be used to offset any transition costs. Williston Basin requested rehearing of this and other issues by the FERC.

   An appeal was filed by Williston Basin in June 1993, with the U.S. Court of Appeals for the D.C. Circuit related to, among other things, the FERC allowing firm transportation customers flexible receipt and delivery points anywhere on Williston Basin's pipeline system upon implementation of Order 636.

   In September 1993, the FERC issued its order authorizing Williston Basin's implementation of Order 636 tariffs effective November 1, 1993. As a part of this order, the FERC reversed its May 1993 determination related to the sale of certain natural gas in underground storage and ordered that this storage gas be offered for sale to Williston Basin's customers at its original cost. As a result, any profits which would have been realized on the sale at market prices of this storage gas will not reduce Williston Basin's Order 636 transition costs. Williston Basin requested rehearing of this issue by the FERC on the grounds that requiring the sale of this storage gas at cost results in a confiscation of its assets, which the FERC denied in December 1993. Williston Basin has appealed the FERC's decisions to the U.S. Court of Appeals for the D.C. Circuit.

   In November 1993, Williston Basin filed with the FERC, pursuant to the provisions of Order 636, revised tariff sheets requesting the recovery of $13.4 million of gas supply realignment transition costs (GSR costs) effective December 1, 1993. As a result of a December 1993 FERC order, Williston Basin began collecting these costs subject to refund on December 1, 1993. The GSR cost recovery reflects costs paid to Koch as part of a lawsuit settlement and does not include other GSR costs, if any, which may be incurred, and future recovery sought, by Williston Basin.

   Montana-Dakota has also filed revised gas cost tariffs with each of its four state regulatory commissions reflecting the effects of Williston Basin's November 1, 1993 implementation of Order
   636. In October 1993, all four state regulatory commissions approved the revised tariffs.

   Although no assurances can be provided, the Company believes that Order 636 will not have a significant effect on its financial position or results of operations.

6. Natural gas repurchase commitment

   As more fully described in the 1993 Form 10-K and Note 5 of its 1993 Annual Report, the Company in 1981, entered into a series of agreements for the purpose of financing the acquisition and storage of natural gas through Frontier Gas Storage Company (Frontier), a special purpose, non-affiliated corporation. Through an agreement, an obligation exists to repurchase all of the natural gas at Frontier's original cost and reimburse Frontier for all of its financing and general administrative costs.

   As also described in the 1993 Form 10-K, the FERC issued an order in July 1989, ruling on several cost-of-service issues reserved as a part of the 1985 corporate realignment. Addressed as a part of this order were certain rate design issues related to the permissible rates for the transportation of the natural gas held under the repurchase commitment. The issue relating to the cost of storing this gas was not decided by that order. As a part of orders issued in August 1990 and May 1991 related to a general rate increase application, the FERC held that storage costs should be allocated to this gas. Williston Basin's July 1991 refund related to a general rate increase application, reflected implementation of the above finding on a prospective basis only. The public service commissions of Montana and South Dakota and the Montana Consumer Counsel protested whether such storage costs should be allocated to the gas prospectively rather than retroactively to May 2, 1986. In October 1991, the FERC issued an order rejecting Williston Basin's compliance filing on the basis that, among other things, Williston Basin is required to allocate storage costs to this gas retroactive to May 2, 1986. Williston Basin requested rehearing of the FERC's order on this issue in November 1991.
   In February 1992, the FERC issued an order which reversed its October 1991 order and held that such storage costs be allocated to this gas on a prospective basis only, commencing March 6, 1992. A compliance filing was made with the FERC in March 1992, which the FERC approved on and with an effective date beginning May 20, 1992. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually and represent costs which Williston Basin may not recover. The issue regarding the applicability of assessing storage charges to the gas, which was appealed by Williston Basin to the U.S. Court of Appeals for the D.C. Circuit in July 1991, creates additional uncertainty as to the costs associated with holding this gas. In July 1992, the Court, at the FERC's request, returned the proceeding to the FERC for its further consideration.

   Beginning in October 1992, as a result of increases in natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through March 31, 1994, 15.3 MMdk of this natural gas had been sold and transported by Williston Basin, primarily to off-system markets. Williston Basin will continue to aggressively market the remaining 45.5 MMdk of this natural gas as long as market conditions remain favorable. In addition, it will continue to seek long-term sales contracts.

7. Company production royalties

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

8. Production taxes

   In December 1993, Williston Basin received from the Montana Department of Revenue (MDR) an assessment claiming additional production taxes due of $3.7 million, plus interest, for 1988 through 1991 production. These claimed taxes result from the MDR's belief that certain natural gas production during the period at issue was not properly valued. Williston Basin does not agree with the MDR and has reached an agreement with the MDR that the appeal process be held in abeyance pending further review.

9. Environmental matters

   Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. Both Montana-Dakota and Williston Basin have initiated testing, monitoring and remediation procedures, in accordance with applicable regulations and the work plan submitted to the EPA and the appropriate state agencies. Costs incurred by Montana-Dakota and Williston Basin through March 31, 1994, to address this situation aggregated approximately $755,000. These costs are related to the testing being performed, and the costs to remove, dispose of and replace certain property found to be contaminated. On the basis of findings to date, Montana-Dakota and Williston Basin estimate that future environmental assessment and remediation costs that will be incurred range from $3 million to $15 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations, the cost of remedial measures to be undertaken and the time period over which the remedial measures are implemented. In a separate action, Montana-Dakota and Williston Basin filed suit in Montana State Court, Yellowstone County, in January 1991, against Rockwell International Corporation, manufacturer of the valve sealant, to recover any costs which may be associated with the presence of PCBs in the system, including a remediation program. On January 31, 1994, Montana-Dakota, Williston Basin and Rockwell reached a settlement which terminated this litigation. Pursuant to the terms of the settlement, Rockwell will reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs incurred or expected to be incurred. In addition, both Montana-Dakota and Williston Basin consider unreimbursed environmental remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business and, accordingly, have sought and will continue to seek recovery of such costs through rate filings. Although no assurances can be given, based on the estimated cost of the remediation program and the expected recovery of most of these costs from third parties or ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to Montana-Dakota's or Williston Basin's financial position or results of operations.

   In mid-1992, Williston Basin discovered that several of its natural gas compressor stations had been operating without air quality permits. As a result, in late 1992, applications for permits were filed with the Montana Air Quality Bureau (Bureau). In March 1993, the Bureau cited Williston Basin for operating the compressors without the requisite air quality permits and further alleged excessive emissions by the compressor engines of certain air pollutants, primarily oxides of nitrogen and carbon monoxide. Williston Basin is currently engaged in further testing these air emissions but is currently unable to determine the costs that will be incurred to remedy the situation although such costs are not expected to be material to its financial position or results of operations.

   In June 1990, Montana-Dakota was notified by the EPA that it and several others were named as Potentially Responsible Parties
   (PRPs) in connection with the cleanup of pollution at a landfill site located in Minot, North Dakota. An informational meeting was held in January 1993, between the EPA and the PRPs outlining the EPA's proposed remedy and the settlement process. In June 1993, the EPA issued its decision on the selected remediation to be performed at the site. Based on the EPA's proposed remediation plan, current estimates of the total cleanup costs for all parties, including oversight costs, at this site range from approximately $3.7 million to $4.8 million. Montana-Dakota believes that it was not a material contributor to this contamination and, therefore, further believes that its share of the liability for such cleanup will not have a material effect on its results of operations.

10. Federal tax matters

   The Company's consolidated federal income tax returns were under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1988. In September 1991, the Company received a deficiency notice from the IRS for the tax years 1983 through 1985 which proposed substantial additional income taxes, plus interest. In an alternative position contained in the notice of proposed deficiency, the IRS is claiming a lower level of taxes due, plus interest as well as penalties. In May 1992, a similar notice of proposed deficiency was received for the years 1986 through 1988. Although the notices of proposed deficiency encompass a number of separate issues, the principal issue is related to the tax treatment of deductions claimed in connection with certain investments made by Knife River and Fidelity Oil.

   The Company's tax counsel has issued opinions related to the principal issue discussed above, stating that it is more likely than not that the Company would prevail in this matter. Thus, the Company intends to contest vigorously the deficiencies proposed by the IRS and, in that regard, has timely filed protests for the 1983 through 1988 tax years contesting the treatment proposed in the notices of proposed deficiency. If the IRS position were upheld, the resulting deficiencies would have a material effect on results of operations.

11. Cash flow information

   Cash expenditures for interest and income taxes were as follows:

                                             Three Months Ended
                                                  March 31,
                                              1994        1993
                                               (In thousands)

   Interest, net of amount capitalized       $6,716      $6,722
   Income taxes                              $  589      $  614

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   During the three month period ended March 31, 1994, the Company's natural gas transmission business sold $8.3 million of natural gas in underground storage to the natural gas distribution business. The cash flow effects of this intercompany sale and purchase shown under "Investing activities" were not eliminated.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

 Three Months                                       Twelve Months
    Ended                                              Ended
   March 31,                                          March 31,

 1994    1993   Business                             1994   1993
                Utility --
$ 3.7  $  4.1     Electric                          $12.3   $ 13.8
  3.1     3.1     Natural gas                         1.1      2.7
  6.8     7.2                                        13.4     16.5
  2.3     4.7   Natural gas transmission              2.4      6.3
  1.4     2.4   Mining and construction materials    11.4      9.8
  1.0     1.3   Oil and natural gas production        6.8      6.3
$11.5  $ 15.6   Earnings on common stock            $34.0   $ 38.9

$ .61  $  .82   Earnings per common share           $1.79   $ 2.05

                Return on average common equity     10.7%    12.9%

Earnings information for the twelve months ended March 31, 1993, presented in this table and in the following discussion is before the $8.9 million ($5.5 million after-tax) cumulative effect of an accounting change. See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of this accounting change.

Three Months Ended March 31, 1994 and 1993

    Consolidated earnings for the three months ended March 31, 1994, decreased $4.1 million when compared to the corresponding period a year ago. Decreased earnings from all operating segments, with the exception of the natural gas distribution business which was essentially unchanged, produced the decline in consolidated earnings. The reasons for such changes are described in the three months discussions which follow.

Twelve Months Ended March 31, 1994 and 1993

    Consolidated earnings for 1994 are down $4.9 million from the $38.9 million earned in 1993. The decline was the result of decreased earnings in the utility and natural gas transmission businesses, partially offset by increased mining and construction materials, and oil and natural gas production earnings. The reasons for such changes are described in the twelve month discussions which follow.

    Reference should be made to Notes 4, 5 and 6 of Notes to Condensed Consolidated Financial Statements for information pertinent to pending litigation, regulatory matters and revenues subject to refund and a natural gas repurchase commitment.


Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

 Three Months                                        Twelve Months
    Ended                                                Ended
   March 31,                                            March 31,

 1994    1993                                        1994     1993

$35.8  $ 34.6   Operating revenues                 $132.3   $126.5
 11.4    10.5   Fuel and purchased power             42.2     39.1
 10.0     9.2   Operation and maintenance expenses   38.2     34.5
  8.7     9.3   Operating income                     29.9     31.4

525.6   508.9   Retail sales (kWh)                1,910.5  1,861.8
127.6   111.5   Power deliveries to MAPP (kWh)      527.1    385.8
                Cost of fuel and purchased power
$.016  $ .016     per kWh                           $.016   $ .016


Montana-Dakota -- Gas Distribution Operations

 Three Months                                        Twelve Months
    Ended                                                Ended
   March 31,                                            March 31,
 1994    1993                                        1994     1993
                Operating revenues:
$68.5  $ 61.8     Sales                            $158.4   $137.5
  1.1     1.4     Transportation & other              4.0      4.6
 53.9    48.1   Purchased natural gas sold          119.8    101.2
  7.5     6.8   Operation and maintenance expenses   29.2     26.0
  5.7     6.1   Operating income                      4.3      6.7

                Volumes (dk):
 14.4    13.5     Sales                              32.1     29.4
  2.9     4.2     Transportation                     11.4     14.2
 17.3    17.7   Total throughput                     43.5     43.6

103.0%  104.9%  Degree days (% of normal)           104.6%   106.0%
$3.74  $ 3.57   Cost of natural gas per dk          $3.74   $ 3.45



Williston Basin

 Three Months                                       Twelve Months
    Ended                                               Ended
   March 31,                                           March 31,
 1994    1993                                       1994     1993
                Operating revenues:
$ ---  $ 25.7*    Sales for resale                 $25.5*  $ 62.0*
 20.8*   10.8*    Transportation & other            50.0*    36.4*
  ---    14.4   Purchased natural gas sold           6.2     31.1
 11.2**   8.5** Operation and maintenance expenses  41.6**   31.2**
  6.7    10.6   Operating income                    16.3     24.9

                Volumes (dk):
                  Sales for resale--
  ---     8.8       Montana-Dakota                   4.1     18.1
  ---      .2       Other                             .1       .3
                  Transportation--
 17.3     9.0       Montana-Dakota                  35.6     27.2
  6.9    10.6       Other                           28.4     38.8
 24.2    28.6   Total throughput                    68.2     84.4

 *Includes recovery in millions as follows:
                Deferred natural gas contract
$ 3.5  $  2.0     buy-out/buy-down costs           $14.2   $  5.8

**Includes amortization in millions as follows:
                Deferred natural gas contract
$ 3.6  $  2.0     buy-out/buy-down costs           $13.4   $  5.8


Knife River

 Three Months                                       Twelve Months
    Ended                                               Ended
   March 31,                                           March 31,
 1994    1993                                       1994     1993
                Operating revenues:
$12.8  $ 11.5     Coal                             $45.5   $ 43.6
  7.1      .3     Construction materials            53.0      1.5
 14.2     6.2   Operation and maintenance expenses  67.7     22.1
  1.0      .7   Reclamation expense                  3.4      2.9
  1.2     1.1   Severance taxes                      4.5      4.3
  1.7     2.8   Operating income                    15.9     10.8

                Sales (000's):
1,431   1,311     Coal (tons)                      5,186    4,961
  276      53   Aggregates (tons)                  2,614      316
   52     ---     Ready-mixed concrete (cubic yards) 209      ---
   17     ---     Asphalt (tons)                     158      ---

Fidelity Oil

 Three Months                                       Twelve Months
    Ended                                               Ended
   March 31,                                           March 31,
  1994    1993                                       1994     1993

 $ 8.6   $ 9.7   Operating revenues                 $38.0   $ 36.1
   3.0     3.0   Operation and maintenance expenses  11.6     11.9
                Depreciation, depletion and
   3.1     3.1     amortization                      12.1      9.7
   1.7     2.7   Operating income                    10.7     11.0

                Production (000's):
   370     366     Oil (barrels)                    1,501    1,532
 2,144   1,960     Natural gas (Mcf)                9,001    5,840
                Average sales price:
$10.85  $15.66   Oil (per barrel)                  $13.67   $16.79
  2.09    1.98     Natural gas (per Mcf)             1.89     1.70


Three Months Ended March 31, 1994 and 1993

Montana-Dakota -- Electric Operations

   The decline in operating income was due to increased fuel and purchased power costs, principally higher demand charges associated with the purchase of an additional five megawatts of firm capacity through a participation power contract. Also, higher operation expense, primarily employee benefit-related costs, and increased depreciation expense negatively affected operating income. Partially mitigating the operating income decline were increased retail sales to residential and small commercial and industrial markets, the result of the addition of over 450 customers and increased demand, and increased large industrial sales, primarily to a coal mining company and an abrasives manufacturer. Also offsetting the operating income decline was an increase in deliveries into the Mid-Continent Area Power Pool (MAPP), the result of two electric utilities purchasing power during electric generating station outages. Earnings from this business decreased due to the aforementioned changes in operating income.

Montana-Dakota -- Natural Gas Distribution Operations

   Operating income decreased during the first quarter as a result of lower volumes transported to two oil refineries due to these customers bypassing Montana-Dakota's distribution facilities. Higher operation expenses, stemming from employee-benefit related costs and sales expenses due to the system expansion into north-central South Dakota, and increased depreciation expense also decreased operating income. Partially mitigating the operating income decline were the benefits of general rate relief realized in North Dakota, South Dakota and Wyoming, and increased sales due to the addition of over 4,700 new customers. Gas distribution earnings were unchanged due to the aforementioned operating income decline and increased carrying costs being accrued on natural gas costs refundable through rate adjustments offset by the return earned on the natural gas storage inventory (included in Other Income--Net).

Williston Basin

   The decline in operating income reflects decreased net throughput, primarily lower transportation to off-system markets. Decreased margins realized due to the timing of revenues now being realized under the Order 636 rate structure implemented in November 1993, negatively affected 1994 first quarter earnings. The new rate methodology, which shifts a greater portion of revenues to a fixed monthly demand which in the past had been primarily commodity based, is generally expected to result in lower natural gas transmission earnings during the higher volume winter heating season than have been realized in the past, but should produce higher earnings during the lower volume summer months. A January 1994 rate change due to a rate stipulation agreement with the FERC, improved company production volumes at higher rates and decreased depreciation expense partially offset the decline in operating income. Natural gas transmission earnings decreased due to the aforementioned changes in operating income offset in part by decreased interest expense, the result of long-term debt refinancing in 1993, and increased interest being accrued on deferred buy-out/buy-down costs and gas supply realignment transition costs.

Knife River

   Operating income declined due to seasonal losses experienced at the Alaska and Oregon construction materials businesses which were acquired in April and September 1993, respectively. Operations of these businesses are very seasonal whereby operating losses are generally incurred during the winter months with significantly higher revenues being realized during the spring and summer construction season. Inasmuch as these two business units were acquired subsequent to the 1993 first quarter, 1993 first quarter results did not reflect the traditional seasonal losses from these newly acquired businesses. Improved coal sales at all mines, the result of increased demand by electric generation customers, at higher prices combined with increased sales at the California construction materials operations were somewhat offset by volume-
related increases in operating expenses.   Earnings for this
business declined as a result of the operating income changes discussed above and decreased investment income (included in Other Income - Net), largely resulting from lower investable funds due to the 1993 acquisitions.

Fidelity Oil

   Operating income for the oil and natural gas production business decreased as a result of lower average oil prices. Partially offsetting this decline was increased natural gas production and average prices. A volume-related increase in operating costs was more than offset by lower per unit costs. The aforementioned changes in operating income produced the earnings decline for this business.

Twelve Months Ended March 31, 1994 and 1993

Montana-Dakota--Electric Operations

   Operating income for the electric business declined due to higher operation and maintenance expenses. Employee benefit-related costs increased operation expense while higher costs associated with repairs made at the Heskett, Big Stone and Coyote stations accounted for the increase in maintenance expense. Increased fuel and purchased power costs, largely higher demand charges associated with the purchase of an additional five megawatts of firm capacity through a participation power contract, and increased depreciation expense also negatively affected operating income. Somewhat offsetting the decline in operating income was an improvement in retail sales to residential, commercial and industrial markets, primarily due to the addition of over 460 customers and increased demand. Also, improving operating income was an increase in deliveries into the MAPP, the result of a temporary shutdown of a nuclear generating station in Iowa. Earnings from this business unit decreased as a result of the above-mentioned operating income decline, a decrease in Other Income--Net, reflecting the on-going effects of adopting SFAS No. 106, and increased federal income taxes. A decrease in interest expense due to lower interest rates stemming from long-term debt refinancing in the 1993 period and lower average short-term borrowings and interest rates, somewhat offset the earnings decline.

Montana-Dakota--Natural Gas Distribution Operations

   Increased operation expense, primarily employee benefit-related costs and distribution and sales expenses related to the system expansion into north-central South Dakota, were the significant factors reducing operating income for the natural gas distribution business. Also, lower average transportation rates and lower throughput to industrial customers, the refinement of the estimated amount of delivered but unbilled natural gas volumes in the 1993 period, and increased depreciation expense and taxes other than income reduced operating income. Sales increases, due to the addition of over 4,000 residential and commercial customers, combined with general rate relief realized in North Dakota, South Dakota and Wyoming partially mitigated the operating income decline. Gas distribution earnings were down due to the aforementioned operating income change and higher financing costs related to increased capital expenditures and carrying charges being accrued on natural gas costs refundable through rate adjustments. Increased Other Income--Net, primarily due to the return being earned on natural gas storage inventory and increased interest income earned on natural gas costs recoverable through rate adjustments in Montana, reduced the earnings decline.

Williston Basin

   Operating income declined at the natural gas transmission business as a result of revenue timing differences resulting from the implementation of Order 636. See Note 5 and the three months discussion above for more information on the implementation of Order 636. Operation expenses increased due to additional reserves provided relating to the Koch settlement, increased transmission expenses and higher employee benefit-related costs. Largely offsetting the increased operation expenses are an out-of-period adjustment to take-or-pay surcharge amortizations and a late 1992 accrual for retroactive company production royalties. An adjustment to regulatory reserves reflected in operating revenues offset the effects of the additional reserves provided for the Koch settlement. Increased general rates implemented in November 1992, and a January 1994 rate change due to a rate stipulation agreement with the FERC, partially offset the operating income decline. Income from company production improved due to increased production and higher average prices. Earnings for this business unit decreased due to the aforementioned operating income decline offset in part by reduced interest expense on long-term debt, the result of debt refinancing in mid-1993, and lower carrying costs associated with the natural gas repurchase commitment, primarily the result of both lower borrowings, due to the continuing sale of this gas, and decreased average rates.

Knife River

   Operating income increased due to the inclusion of sales at the newly acquired Alaskan and Oregon construction materials businesses and an improvement in coal tons sold at all mines, mainly the result of increased demand by electric generation customers. Lower selling prices at the Gascoyne Mine, effective June 1, 1992, following an amendment to the current coal supply agreement, were largely offset by higher prices at the Beulah Mine. An increase in operating expenses attributable to the newly acquired construction materials businesses and a volume-related increase in coal operating expenses, combined with the accrual of SFAS No. 106 costs, increased reclamation expense and increased stripping expense at the Beulah Mine, due to higher overburden removal costs, also reduced operating income. Earnings increased due to the above-described operating income improvement, offset in part by reduced investment income (included in Other Income--Net), primarily resulting from lower investable funds due to the 1993 acquisitions.

Fidelity Oil

   Operating income for the oil and natural gas production business decreased slightly as a result of a decline in oil production and prices and a production-related increase in depreciation, depletion and amortization. Partially offsetting the operating income decline were higher natural gas production and prices and decreased operation and maintenance expenses per equivalent barrel, somewhat offset by volume-related increases in such costs. Earnings for this business improved due to the realization of certain investment gains. The decline in operating income, increased interest expense, stemming from both higher average borrowings and rates, and increased federal income taxes, somewhat reduced earnings.

Prospective Information

   The operating results of the Company's utility and pipeline businesses are significantly influenced by the weather, the general economy of their respective service territories, and the ability to recover costs through the regulatory process.

   Montana-Dakota is generally allowed to recover through general rates the costs of providing utility services which include fuel and purchased power costs and the cost of natural gas purchased. The electric business utilizes either fuel adjustment clauses or expedited rate filings to recover changes in fuel and purchased power costs in the interim periods. The natural gas business has similar mechanisms in place to pass through the changes in natural gas commodity, transportation and storage costs (including carrying costs). These recovery mechanisms reduce the effect the changes in these costs have on Montana-Dakota's results. See Items 1 and 2 of the 1993 Form 10-K for a further discussion of these items as they apply to Montana-Dakota's operations.

  See Items 1 and 2 of the 1993 Form 10-K under Montana-Dakota for a discussion of general rate increase applications filed and settlements reached with the NDPSC, SDPUC and WPSC, respectively. On April 1, 1994 Montana-Dakota filed a general natural gas rate increase application with the MPSC requesting an increase of $2.6 million or 5.29%, with 25% requested on an interim basis to be effective within 30 days. The MPSC has not yet acted on Montana-Dakota's request for interim rates.

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

   See Items 1 and 2 of the 1993 Form 10-K for both Montana-Dakota and Williston Basin for additional information related to the FERC's Order 636, which requires fundamental changes in the way natural gas pipelines do business. Williston Basin, based on a September 1993, FERC order, implemented Order 636 on November 1, 1993. Although no assurances can be provided, the Company believes that Order 636 will not have a significant effect on its financial position or results of operations.

   See Items 1 and 2 of the 1993 Form 10-K for Williston Basin for a further discussion on Williston Basin's construction of a 49-mile pipeline in eastern North Dakota and Williston Basin's interconnection in northwestern North Dakota with a Canadian pipeline. Williston Basin continues to evaluate certain opportunities which may exist to increase transportation and storage services through system expansion or interconnections.

   In late 1992 and early 1993 two major transportation customers, Koch and Amerada, bypassed Williston Basin's transportation system. See Items 1 and 2 of the 1993 Form 10-K under Williston Basin for a further discussion of these system bypasses.

   On October 1, 1992, as a result of increases in natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Williston Basin will continue to aggressively market this natural gas as long as market conditions remain favorable. In addition, it will continue to seek long-term sales contracts. See Note 6 and Items
1 and 2 of the 1993 Form 10-K under Williston Basin for additional information on the natural gas held under this repurchase agreement.

   Montana-Dakota and Williston Basin filed suit against Rockwell International Corporation to recover any costs which may be associated with the presence of polychlorinated biphenyls in portions of their natural gas distribution and transmission systems. See Note 9 and Items 1 and 2 of the 1993 Form 10-K under Montana-Dakota and Williston Basin for a discussion of this and other environmental matters.

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

   Knife River continues to seek out additional growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products. In 1993, Knife River acquired two construction materials operations, one in Anchorage, Alaska, and the other with locations in Medford, Oregon and Stockton, California. See Items 1 and 2 of the 1993 Form 10-K under Knife River for a further discussion of these acquisitions.

   Future cash flows and operating income from oil and natural gas production and reserves are influenced by fluctuations in sales prices as well as the cost of acquiring, finding and producing those reserves. Although Fidelity Oil continues to acquire, develop and explore for oil and natural gas reserves, no assurances can be made as to the future net cash flows from those operations.

     See Notes 2 and 15 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report for a further discussion on the Company's 1993 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106) and the Company's efforts regarding regulatory recovery, including the NDPSC's January 19, 1994, order which requires the expensing, commencing January 1, 1994, of the ongoing SFAS No. 106 incremental expense estimated at $1.0 million annually. A hearing was held by the SDPUC on March 24, 1994, on the recovery of SFAS No. 106 costs. A decision on this matter is pending.

Liquidity and Capital Commitments

    The Company's regulated businesses operated by Montana-Dakota and Williston Basin estimate construction costs of approximately $48.8 million for the year 1994. The Company's 1994 capital needs to retire maturing long-term corporate securities are estimated at $15.3 million.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements from internal sources and through the use of its $30 million revolving credit and term loan agreement, $20 million of which is outstanding at March 31, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds and a $35 million line of credit currently available, none of which is outstanding at March 31, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.
On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company, as further described in Note 12 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report.

    As further described in Items 1 and 2 of the 1993 Form 10-K under Williston Basin, in August 1993, Koch and Williston Basin reached a settlement that terminated the litigation with respect to all parties. The settlement provided that Williston Basin make an immediate cash payment to Koch of $40 million and to transfer to Koch certain natural gas gathering facilities owned by Williston Basin having a cost, net of accumulated depreciation, of approximately $10.4 million. The company believes that it is entitled to recover from ratepayers most of the costs that were incurred as a result of this settlement, although the amount of the costs which can ultimately be recovered is subject to regulatory and market uncertainties. See Items 1 and 2 of the 1993 Form 10-K under Williston Basin for a further discussion of this settlement and Williston Basin's efforts regarding regulatory recovery.

    In March and May 1993, Williston Basin was directed by the MMS to pay approximately $3.5 million, plus interest, in claimed royalty underpayments for the period December 1, 1978, through February 29, 1988. In December 1993, Williston Basin also received an assessment from the MDR claiming additional production taxes due of $3.7 million, plus interest, for 1988 through 1991 production. See Notes 7 and 8 and Items 1 and 2 in the 1993 Form 10-K under Williston Basin for a further discussion of Williston Basin's appeal efforts in these matters.

    Knife River's capital needs of $4.5 million, excluding those required for potential mining acquisitions will be met through funds on hand and funds generated from internal sources. In addition, effective April 20, 1994, Knife River has available $5 million under a revolving credit and term loan agreement. It is anticipated that funds on hand, funds generated from internal sources and the revolving credit and term loan agreement will continue to meet the needs of this business unit.

    Fidelity Oil's 1994 capital needs related to its oil and natural gas acquisition, development and exploration program estimated at $30.0 million will be met through funds generated from internal sources, and a $20 million secured line of credit and other additional long-term financing arrangements. There was $1.1 million outstanding at March 31, 1994, under the secured line of credit.

    See Note 10 for a discussion of deficiency notices received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiencies could be significant if the IRS position were upheld.

    Prairielands' capital needs of $225,000 are anticipated to be met through funds generated internally and a $5 million line of credit, $750,000 of which is outstanding at March 31, 1994.

    The Company utilizes its $40 million lines of credit and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at March 31, 1994, under the lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges) as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 1994, the Company could have issued approximately $127 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 2.7 times for twelve months ended March 31, 1994 and
3.0 times for the year 1993. Additionally, the Company's first mortgage bond interest coverage was 3.3 times for the twelve months ended March 31, 1994, compared to 3.4 times in 1993. Stockholders' equity as a percent of total capitalization was 58% and 56% at March 31, 1994 and December 31, 1993, respectively.
                        PART II - OTHER INFORMATION


4. Results of Votes of Security Holders

   The Company's Annual Meeting of Stockholders was held on
   April 26, 1994. Three proposals were submitted to stockholders as described in the Company's Proxy Statement dated March 7, 1994, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.

                                       Shares
                                              Against
                                     Shares     or                  Broker
                                      For     Withheld  Abstentions Non-Votes
Proposal to elect four directors
  for terms expiring in 1997:
   San W. Orr, Jr.                16,245,650   231,386      ---        ---
   John A. Schuchart              16,243,017   234,019      ---        ---
   Homer A. Scott, Jr.            16,274,278   202,758      ---        ---
   Sister Thomas Welder, O.S.B.   16,221,978   255,058      ---        ---

Proposal to amend Certificate of
  Incorporation regarding stated
  purposes and powers of Company  15,791,694   291,850    393,492      ---

Proposal to amend Certificate of
  Incorporation to increase
  number of authorized shares
  of Common Stock and reduce
  the par value                   14,894,495 1,191,454    391,087      ---
                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  May 11, 1994             BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Vice President, Treasurer
                                     and Chief Financial Officer



                                    /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer