Form 10-Q
period 1994-06-30
MDU RESOURCES GROUP INC
filed 1994-08-09
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1994: 18,984,654 shares.

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

                              INDEX





Part I

 Condensed Consolidated Statements of Income --
    Three, Six and Twelve Months Ended
    June 30, 1994 and 1993

 Condensed Consolidated Balance Sheets --
    June 30, 1994 and 1993, and December 31, 1993

 Condensed Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 1994 and 1993

 Notes to Condensed Consolidated Financial Statements

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Signatures

                            MDU RESOURCES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                          Three Months      Six Months      Twelve Months
                              Ended            Ended            Ended
                             June 30,         June 30,         June 30,
                           1994    1993     1994    1993     1994    1993
                                 (In thousands, except per share amounts)
Operating revenues:
 Electric. . . . . . . .$ 30,656 $ 29,600 $ 66,454 $ 64,182 $133,381 $127,298
 Natural gas . . . . . .  33,896   31,130   94,003   99,179  173,805  172,152
 Mining and construction
   materials . . . . . .  31,064   18,715   50,946   30,527  110,816   53,521
 Oil and natural gas
    production . . . . .   9,420    9,550   17,995   19,276   37,844   37,953
                         105,036   88,995  229,398  213,164  455,846  390,924
Operating expenses:
 Fuel and purchased
   power . . . . . . . .  10,406    9,079   21,828   19,612   43,514   39,059
 Purchased natural
   gas sold. . . . . . .   9,446   11,451   36,283   43,903   70,501   67,813
 Operation and
   maintenance . . . . .  52,211   38,838   95,867   71,566  191,675  134,157
 Depreciation, depletion
   and amortization. . .  11,852   11,298   23,572   22,260   46,474   42,503
 Taxes, other than
   income. . . . . . . .   5,965    5,712   12,177   11,668   24,074   22,619
                          89,880   76,378  189,727  169,009  376,238  306,151
Operating income (loss):
 Electric. . . . . . . .   4,516    5,228   13,227   14,543   29,204   30,746
 Natural gas distribution (1,397)  (1,770)   4,276    4,320    4,686    4,764
 Natural gas transmission. 4,872    2,886   11,632   13,500   18,240   25,344
 Mining and construction
   materials . . . . . .   5,039    3,352    6,690    6,129   17,545   11,774
 Oil and natural gas
    production . . . . .   2,126    2,921    3,846    5,663    9,933   12,145
                          15,156   12,617   39,671   44,155   79,608   84,773

Other income -- net. . .   1,275     (97)    2,203     (273)   6,353   (1,765)
Interest expense -- net.   6,539   6,063    13,077   12,226   26,124   24,188
Carrying costs on
  natural gas repurchase
  commitment. . . . . . .  1,239    1,043    2,148    1,884    4,161    4,630

Income before income
  taxes  . . . . . . . .   8,653    5,414   26,649   29,772   55,676   54,190
Income taxes . . . . . .   2,976    1,617    9,273   10,214   19,041   14,719
Income before cumulative
 effect of accounting
 change  . . . . . . . .   5,677    3,797   17,376   19,558   36,635   39,471
Cumulative effect of
 accounting change
 (Note 2). . . . . . . .     ---      ---      ---    5,521      ---    5,521

Net income . . . . . . .   5,677   3,797    17,376   25,079   36,635   44,992
Dividends on preferred
  stocks . . . . . . . .     200      201      400      402      800      805
Earnings on common
  stock  . . . . . . . .$  5,477 $  3,596 $ 16,976 $ 24,677 $ 35,835 $ 44,187
Earnings per common share:
 Earnings before cumulative
   effect of accounting
   change. . . . . . . .$    .29 $    .19 $    .89 $   1.01 $   1.89 $   2.04
 Cumulative effect of
   accounting change . .     ---      ---      ---      .29      ---      .29
 Earnings. . . . . . . .$    .29 $    .19 $    .89 $   1.30 $   1.89 $   2.33

Dividends per common
  share  . . . . . . . .$    .39 $    .37 $    .78 $    .74 $   1.56 $   1.48
Average common shares
 outstanding . . . . . .  18,985   18,985   18,985   18,985   18,985   18,985

Pro forma amounts assuming
 retroactive application of
 accounting change:
 Net income. . . . . . .$  5,677 $  3,797 $ 17,376 $ 19,558 $ 36,635 $ 41,569
 Earnings per common
  share  . . . . . . . .$    .29 $    .19 $    .89 $   1.01 $   1.89 $   2.15


         The accompanying notes are an integral part of these statements.

                            MDU RESOURCES GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                      June 30,    June 30,   December 31,
                                        1994        1993         1993
                                               (In thousands)

ASSETS
Property, plant and equipment:
 Electric. . . . . . . . . . . . .  $  505,613  $  495,521    $  503,690
 Natural gas distribution. . . . .     155,301     131,217       141,100
 Natural gas transmission. . . . .     258,022     275,652       258,766
 Mining and construction materials     146,140     124,390       145,014
 Oil and natural gas production. .     131,737     105,082       116,833
                                     1,196,813   1,131,862     1,165,403
 Less accumulated depreciation,
   depletion and amortization . . .    522,465     489,858       501,451
                                       674,348     642,004       663,952
Current assets:
 Cash and cash equivalents . . . .      80,871     104,683        71,699
 Receivables . . . . . . . . . . .      47,366      42,969        67,553
 Inventories . . . . . . . . . . .      23,877      18,607        19,415
 Deferred income taxes . . . . . .      37,514      31,812        32,243
 Other prepayments and current
   assets  . . . . . . . . . . . .       9,690      10,378        14,262
                                       199,318     208,449       205,172
Natural gas available under
 repurchase commitment . . . . . .      73,966      82,658        79,031
Investments. . . . . . . . . . . .      17,081      36,958        16,858
Deferred charges and other assets.      69,587      46,712        76,038
                                    $1,034,300  $1,016,781    $1,041,051
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock (Shares outstanding --
   18,984,654, $3.33 par value
   at June 30, 1994, and $5.00 par
   value at June 30, 1993
   and December 31, 1993)           $   63,219  $   94,923    $   94,923
 Other paid in capital . . . . . .      95,914      64,210        64,210
 Retained earnings . . . . . . . .     161,165     154,946       158,998

                                       320,298     314,079       318,131
 Preferred stock subject to mandatory
   redemption requirements . . . .       2,100       2,200         2,100
 Preferred stock redeemable at option
   of the Company. . . . . . . . .      15,000      15,000        15,000
 Long-term debt. . . . . . . . . .     218,832     221,758       231,770
                                       556,230     553,037       567,001
Commitments and contingencies. . .         ---         ---           ---

Current liabilities:
 Short-term borrowings . . . . . .         500       3,000         9,540
 Accounts payable. . . . . . . . .      23,460      15,673        24,967
 Taxes payable . . . . . . . . . .      16,750      22,802         9,204
 Other accrued liabilities, including
   reserved revenues . . . . . . .     124,042     110,948       107,566
 Dividends payable . . . . . . . .       7,603       7,225         7,605
 Long-term debt and preferred stock due
   within one year . . . . . . . .      10,400      15,300        15,300
                                       182,755     174,948       174,182
Natural gas repurchase commitment.      92,211     103,047        98,525
Deferred credits:
 Deferred income taxes and unamortized
   investment tax credit . . . . .     123,063     106,107       124,978
 Other . . . . . . . . . . . . . .      80,041      79,642        76,365
                                       203,104     185,749       201,343
                                    $1,034,300  $1,016,781    $1,041,051




        The accompanying notes are an integral part of these statements.

                           MDU RESOURCES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                             June 30,
                                                         1994      1993
                                                         (In thousands)
Operating activities:
   Net income . . . . . . . . . . . . . . . . . . .   $17,376  $ 25,079
   Cumulative effect of accounting change . . . . .       ---    (5,521)
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation, depletion and amortization. . . .   23,572    22,260
     Deferred income taxes and investment tax
       credit -- net . . . . . . . . . . . . . . . .       93    (2,805)
     Recovery of deferred natural gas contract
       litigation settlement costs, net of
       income taxes . . . . . . . . . . . . . . . .     3,174     2,023
     Changes in current assets and liabilities --
       Receivables. . . . . . . . . . . . . . . . .    20,187    23,809
       Inventories. . . . . . . . . . . . . . . . .    (4,462)     (393)
       Other current assets . . . . . . . . . . . .      (699)   17,269
       Accounts payable . . . . . . . . . . . . . .    (1,507)   (9,724)
       Other current liabilities. . . . . . . . . .    24,020     8,440
     Other noncurrent changes . . . . . . . . . . .     5,682    14,369

   Net cash provided by operating activities. . . .    87,436    94,806


Financing activities:
   Net change in short-term borrowings. . . . . . .    (9,040)   (4,775)
   Issuance of long-term debt . . . . . . . . . . .    31,100     9,750
   Repayment of long-term debt. . . . . . . . . . .   (48,950)  (22,850)
   Retirement of natural gas repurchase commitment.    (6,314)  (11,890)
   Dividends paid . . . . . . . . . . . . . . . . .   (15,209)  (14,452)

   Net cash used in financing activities. . . . . .   (48,413)  (44,217)

Investing activities:
   Additions of property, plant and equipment
     and acquisitions of businesses --
       Electric . . . . . . . . . . . . . . . . . .    (2,704)   (5,603)
       Natural gas distribution . . . . . . . . . .   (14,811)   (5,485)
       Natural gas transmission . . . . . . . . . .       493    (2,723)
       Mining and construction materials. . . . . .    (1,884)  (20,239)
       Oil and natural gas production . . . . . . .   (15,787)  (13,050)
                                                      (34,693)  (47,100)
   Sale of natural gas available under repurchase
     commitment . . . . . . . . . . . . . . . . . .     5,065     9,380
   Investments. . . . . . . . . . . . . . . . . . .      (223)   24,976

   Net cash used in investing activities. . . . . .   (29,851)  (12,744)

   Increase in cash and cash equivalents. . . . . .     9,172    37,845
   Cash and cash equivalents -- beginning of year .    71,699    66,838

   Cash and cash equivalents -- end of period . . .   $80,871  $104,683


         The accompanying notes are an integral part of these statements.

                  MDU RESOURCES GROUP, INC.
               NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS

                   June 30, 1994 and 1993
                         (Unaudited)

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

2. Accounting change

   On January 1, 1993, Montana-Dakota changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric and natural gas service. This change results in a better matching of revenues and expenses and is consistent with predominant industry practice. Prior to this change, Montana-Dakota, for both its electric and natural gas businesses, recognized revenues on a monthly cycle billing basis which recorded revenues when customers were billed. The cumulative effect on net income for the twelve months ended
   June 30, 1994, is presented net of applicable income taxes of $3,355,000.

3. Seasonality of operations

   Most of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results may not be indicative of results for the full fiscal year. Therefore, the accompanying quarterly financial information is supplemented by information for the twelve months ended June 30, 1994 and 1993.

4. Pending litigation

   KN Energy, Inc. (KN) --

   In May 1991, KN, a pipeline for whom Williston Basin transports natural gas, filed suit against Williston Basin in Federal District Court for the District of Montana. KN alleged, in part, that Williston Basin breached its contract with KN by failing to provide priority transportation for KN, and by charging KN transportation rates which were excessive. KN also alleged that Williston Basin was responsible for any take-or-pay costs it may incur as a result of the breach. Although no amount of damages was specified, KN asked the Court to order Williston Basin to reimburse KN for damages and certain other costs it had incurred along with requiring specific performance pursuant to the contract. Williston Basin filed a motion for summary judgment with the Court in August 1992, requesting that the Court dismiss KN's suit on the basis that these matters were more appropriate for FERC resolution. In September 1992, the Court denied Williston Basin's motion for summary judgment, but suspended the proceedings before it and referred these matters to the FERC. On June 30, 1994, Williston Basin and KN reached a settlement which terminated this litigation and certain issues related to several other court and FERC administrative proceedings between Williston Basin and KN. Under the terms of the settlement, KN and Williston Basin made payments of offsetting amounts claimed. The favorable resolution of this litigation did not have a material effect on Williston Basin's results of operations.

   W.A. Moncrief --

   In November 1993, the estate of W.A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming against Williston Basin and the Company disputing certain price and volume issues under the contract.
   In its complaint, Moncrief alleged that, for the period January 1, 1985, through December 31, 1992, it had suffered damages ranging from $1.2 million to $5.0 million, without interest, on the price paid by Williston Basin for natural gas purchased. Moncrief requested that the Court award it such amount and, further requested that Williston Basin be obligated for damages for additional volumes not purchased for the period November 1, 1993, (the date when Williston Basin implemented FERC Order 636 and abandoned its natural gas sales merchant function. See "Regulatory Matters and Revenues Subject to Refund -- Order 636" for a further discussion of Williston Basin's implementation of Order 636) to mid-1996, the remaining period of the contract. Trial was set for July 25, 1994.

   On June 9, 1994, Moncrief filed a motion to amend its complaint whereby it alleged a new pricing theory under Section 105 of the Natural Gas Policy Act for natural gas purchased in the past and for future volumes which Williston Basin refused to purchase effective November 1, 1993. On July 5, 1994, in the course of discovery, Moncrief submitted its damage calculation which totalled approximately $18 million or, under its alternative new pricing theory, $38 million. On July 13, 1994, the Court denied Moncrief's motion to amend its complaint.

   However, on July 15, 1994, the Court, as part of addressing the proper litigants in this matter, rescheduled trial for November 1, 1994, and allowed Moncrief to amend its complaint to assert its new pricing theory under the contract.

   These damage claims in Williston Basin's opinion, are grossly overstated. Williston Basin further believes it has meritorious defenses and intends to vigorously defend such suit. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

5. Regulatory matters and revenues subject to refund

   General Rate Proceedings --

   Williston Basin had pending with the FERC two general natural gas rate change applications implemented in 1989 and 1992. On May 3, 1994, the FERC issued an order relating to the 1989 rate change. Williston Basin requested rehearing of certain issues addressed in the order and a stay of compliance and refund pending issuance of a final order by the FERC. The requested stay was denied by the FERC and on July 20, 1994, Williston Basin refunded $47.8 million to its customers, including $33.4 million to Montana-Dakota. Williston Basin's request for rehearing, which was granted by the FERC, is currently pending as is the issuance of an initial order by the FERC with respect to the 1992 rate change application.

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

   Producer Settlement Cost Recovery --

   In August 1993, Williston Basin filed to recover 75 percent of $28.7 million ($21.5 million) in buy-out/buy-down costs paid to Koch Hydrocarbon Company as part of a lawsuit settlement under the alternate take-or-pay cost recovery mechanism embodied in Order 500. As permitted under Order 500, Williston Basin elected to recover 25 percent or $7.2 million of such costs through a direct surcharge to sales customers, substantially all of which has been received. In addition, through reserves previously provided, Williston Basin has absorbed an equal amount. Williston Basin elected to recover the remaining 50 percent ($14.3 million) through a throughput surcharge applicable to both sales and transportation. Williston Basin began collecting these costs, subject to refund, on October 1, 1993, pending final approval by the FERC.

   Order 636 --

   As more fully described in the 1993 Annual Report on Form 10-K (1993 Form 10-K), Williston Basin, in October 1992, filed a revised tariff with the FERC designed to comply with Order 636. The revised tariff reflected the cost allocation and rate design necessary to the unbundling of Williston Basin's current services. The FERC issued an order in February 1993, in which it accepted Williston Basin's filing subject to certain conditions.

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

   Beginning in October 1992, as a result of increases in natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through June 30, 1994, 15.6 MMdk of this natural gas had been sold and transported by Williston Basin, primarily to off-system markets. Williston Basin will continue to aggressively market the remaining 45.2 MMdk of this natural gas as long as market conditions remain favorable. In addition, it will continue to seek long-term sales contracts.

7. Company production royalties

   In March and May 1993, Williston Basin was directed by the United States Minerals Management Service (MMS) to pay approximately $3.5 million, plus interest, in claimed royalty underpayments. These royalties are attributable to natural gas production by Williston Basin from federal leases in Montana and North Dakota for the period December 1, 1978, through
   February 29, 1988. Williston Basin had filed appeals with both the MMS and the Courts regarding this issue.

   On July 6, 1994, Williston Basin and the MMS reached a settlement which terminated the litigation and all administrative proceedings. The settlement provided that Williston Basin make a cash payment of $2.1 million, including interest, in satisfaction of all claimed royalty underpayments. Williston Basin had previously provided reserves adequate to cover the costs of the settlement.

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

9. Environmental matters

   Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. Both Montana-Dakota and Williston Basin have initiated testing, monitoring and remediation procedures, in accordance with applicable regulations and the work plan submitted to the EPA and the appropriate state agencies. Costs incurred by Montana-Dakota and Williston Basin through June 30, 1994, to address this situation aggregated approximately $785,000. These costs are related to the testing being performed, and the costs to remove, dispose of and replace certain property found to be contaminated. On the basis of findings to date, Montana-Dakota and Williston Basin estimate that future environmental assessment and remediation costs that will be incurred range from $3 million to $15 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations, the cost of remedial measures to be undertaken and the time period over which the remedial measures are implemented. In a separate action, Montana-Dakota and Williston Basin filed suit in Montana State Court, Yellowstone County, in January 1991, against Rockwell International Corporation, manufacturer of the valve sealant, to recover any costs which may be associated with the presence of PCBs in the system, including a remediation program. On January 31, 1994, Montana-Dakota, Williston Basin and Rockwell reached a settlement which terminated this litigation. Pursuant to the terms of the settlement, Rockwell will reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs incurred or expected to be incurred. In addition, both Montana-Dakota and Williston Basin consider unreimbursed environmental remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business and, accordingly, have sought and will continue to seek recovery of such costs through rate filings. Although no assurances can be given, based on the estimated cost of the remediation program and the expected recovery of most of these costs from third parties or ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to Montana-Dakota's or Williston Basin's financial position or results of operations.

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

11. Cash flow information

   Cash expenditures for interest and income taxes were as follows:

                                               Six Months Ended
                                                     June 30,
                                                 1994       1993
                                               (In thousands)

   Interest, net of amount capitalized         $11,795    $11,412
   Income taxes                                $ 7,237    $10,364

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   During the six month period ended June 30, 1994, the Company's natural gas transmission business sold $8.3 million of natural gas in underground storage to the natural gas distribution business. The cash flow effects of this intercompany sale and purchase shown under "Investing activities" were not eliminated.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

  Three Months                                Six Months     Twelve Months
     Ended                                       Ended          Ended
    June 30,                                    June 30,        June 30,
  1994    1993  Business                      1994    1993    1994    1993
                Utility --
$  1.1  $  1.9    Electric                  $  4.9  $  6.0  $ 11.6  $ 13.5
  (1.3)   (1.7)   Natural gas                  1.8     1.5     1.4     1.5
   (.2)     .2                                 6.7     7.5    13.0    15.0
   1.4     (.4) Natural gas transmission       3.7     4.3     4.2     7.0
                Mining and construction
   3.3     2.3    materials                    4.7     4.6    12.4     9.9
                Oil and natural gas
   1.0     1.5    production                   1.9     2.8     6.2     6.8
$  5.5  $  3.6  Earnings on common stock    $ 17.0  $ 19.2  $ 35.8  $ 38.7

$  .29  $  .19  Earnings per common share   $  .89  $ 1.01  $ 1.89  $ 2.04

                Return on average common equity              11.3%   12.7%

Earnings information presented in this table and in the following discussion is before the $8.9 million ($5.5 million after-tax) cumulative effect of an accounting change. See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of this accounting change.

Three Months Ended June 30, 1994 and 1993

  Consolidated earnings for the three months ended June 30, 1994, increased $1.9 million when compared to the corresponding period a year ago. Improvements in natural gas distribution, natural gas transmission and mining and construction materials earnings were partially offset by decreased earnings at the electric and oil and natural gas production businesses. The discussion of the three month period includes the reasons for such changes.

Six Months Ended June 30, 1994 and 1993

  Consolidated earnings for the six months ended June 30, 1994, were $17.0 million, down $2.2 million from the same period in 1993. The decrease in earnings was a result of decreased electric, natural gas transmission and oil and natural gas production earnings, offset in part by increased natural gas distribution and mining and construction materials earnings, all as described in the year-to-date analysis.

Twelve Months Ended June 30, 1994 and 1993

  For the twelve month period ended June 30, 1994, consolidated earnings decreased $2.9 million from the same period last year. An earnings decline at the utility, natural gas transmission and oil and natural gas production businesses was partially offset by increased earnings at the mining and construction materials businesses. The reasons for such changes are discussed in the twelve month section.

  Reference should be made to Notes 4, 5 and 6 of Notes to Condensed Consolidated Financial Statements for information pertinent to pending litigation, regulatory matters and revenues subject to refund and a natural gas repurchase commitment.

Financial and operating data

  The following tables (in millions, where applicable) contain key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

  Three Months                                Six Months     Twelve Months
     Ended                                       Ended          Ended
    June 30,                                    June 30,        June 30,
  1994    1993                                1994    1993    1994    1993

$ 30.6  $ 29.6  Operating revenues          $ 66.5  $ 64.2  $133.4  $127.3
  10.4     9.1  Fuel and purchased power      21.8    19.6    43.5    39.1
                Operation and
  10.1     9.8    maintenance expenses        20.1    18.9    38.5    35.9
   4.5     5.2  Operating income              13.2    14.6    29.2    30.7

 447.1   432.3  Retail sales (kWh)           972.8   941.2 1,925.3 1,865.8
                Power deliveries to
  83.8    87.8    MAPP (kWh)                 211.3   199.3   523.1   426.4
                Cost of fuel and purchased
$ .018  $ .017     power per kWh            $ .017  $ .016  $ .016  $ .016

Montana-Dakota -- Gas Distribution Operations

  Three Months                                Six Months     Twelve Months
     Ended                                       Ended          Ended
    June 30,                                    June 30,        June 30,
  1994    1993                                1994    1993    1994    1993
                Operating revenues:
$ 23.6  $ 21.8    Sales                     $ 92.1  $ 83.6  $160.1  $134.7
    .7      .9    Transportation & other       1.8     2.3     3.9     4.6
  15.9    15.3  Purchased natural gas sold    69.8    63.4   120.5    99.3
                Operation and
   7.3     7.0    maintenance expenses        14.8    13.9    29.5    26.9
  (1.4)   (1.8) Operating income               4.3     4.3     4.7     4.8

                Volumes (dk):
   4.5     4.2    Sales                       18.9    17.6    32.4    28.4
   1.7     2.3    Transportation               4.6     6.6    10.7    14.4
   6.2     6.5  Total throughput              23.5    24.2    43.1    42.8

 86.6%  107.5%  Degree days (% of normal)    99.7%  104.3%  102.0%  106.2%
$ 3.54  $ 3.65  Cost of natural gas per dk  $ 3.70  $ 3.59  $ 3.72  $ 3.49


Williston Basin

  Three Months                                Six Months     Twelve Months
     Ended                                       Ended          Ended
    June 30,                                    June 30,        June 30,
  1994    1993                                1994    1993    1994    1993
                Operating revenues:
$  ---  $ 8.5*    Sales for resale          $  ---  $ 34.2* $ 17.0* $ 61.6*
  17.0*   7.5*    Transportation & other      37.8*   18.3*   59.5*   36.9*
   ---    3.2   Purchased natural gas sold     ---    17.6     3.0    30.5
                Operation and
   9.4**  7.0**   maintenance expenses        20.6**  15.5**  44.0**  31.3**
   4.9    2.9   Operating income              11.6    13.5    18.2    25.3

                Volumes (dk):
                  Sales for resale--
   ---    1.8       Montana-Dakota             ---    10.7     2.3    18.2
   ---    ---       Other                      ---      .2     ---      .3
                  Transportation--
   6.2    4.8       Montana-Dakota            23.4    13.7    37.0    27.5
   6.2    7.1       Other                     13.2    17.8    27.5    39.2
  12.4   13.7   Total throughput              36.6    42.4    66.8    85.2



 *Includes recovery in millions as follows:
                Deferred natural gas contract
 $ 1.5  $  .7    buy-out/buy-down costs    $  5.1  $  2.6  $ 15.2  $  5.4

**Includes amortization in millions as follows:
                Deferred natural gas contract
$ 1.6   $  .9     buy-out/buy-down costs   $  5.2  $  2.9  $ 14.0  $  5.9



Knife River

  Three Months                                Six Months     Twelve Months
     Ended                                       Ended          Ended
    June 30,                                    June 30,        June 30,
  1994    1993                                1994    1993    1994    1993
                Operating revenues:
$  9.5  $  9.1    Coal                      $ 22.3  $ 20.6  $ 45.9  $ 42.9
  21.6     9.7    Construction materials      28.6     9.9    64.9    10.6
                Operation and
  22.6    12.3    maintenance expenses        36.8    18.3    78.1    29.2
    .6      .7  Reclamation expense            1.6     1.4     3.3     2.9
   1.0     1.0  Severance taxes                2.3     2.1     4.6     4.3
   5.1     3.4  Operating income               6.7     6.1    17.6    11.8

                Sales (000's):
 1,172   1,092    Coal (tons)                2,603   2,403   5,266   4,960
   939     435    Aggregates (tons)          1,217     488   3,120     639
                  Ready-mixed concrete
    86      24      (cubic yards)              137      24     269      24
   107      18    Asphalt (tons)               125      18     248      18

Fidelity Oil

  Three Months                                Six Months     Twelve Months
     Ended                                       Ended          Ended
    June 30,                                    June 30,        June 30,
  1994    1993                                1994    1993    1994    1993

$  9.4  $  9.5  Operating revenues          $ 18.0  $ 19.3  $ 37.8  $ 38.0
                Operation and
   3.1     2.6    maintenance expenses         6.1     5.7    12.0    11.6
                Depreciation, depletion
   3.2     3.1    and amortization             6.2     6.1    12.2    10.7
   2.1     2.9  Operating income               3.9     5.7     9.9    12.2

                Production (000's):
   386     367    Oil (barrels)                756     733   1,520   1,508
 2,195   2,154    Natural gas (Mcf)          4,339   4,114   9,042   6,949

                Average sales price:
$12.44  $16.15    Oil (per barrel)          $11.66  $15.91  $12.75  $16.82
  2.07    1.63    Natural gas (per Mcf)       2.08    1.80    1.99    1.74


Three Months Ended June 30, 1994 and 1993

Montana-Dakota--Electric Operations

  The decline in operating income was due to increased fuel and purchased power costs, principally higher demand charges associated with the pass-through of periodic maintenance costs as well as the purchase of an additional five megawatts of firm capacity through a participation power contract. Also, higher operation expense, primarily increased payroll costs, contributed to the operating income decline. Partially mitigating the operating income decline were increased commercial and industrial sales due to increased demand. Earnings from this business unit declined due to the aforementioned changes in operating income and increased long-term debt interest, the result of lower interest received from Williston Basin due to the retirement of intercompany debt partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994.

Montana-Dakota--Natural Gas Distribution Operations

  Operating income improved during the period primarily due to the benefits of general rate relief placed into effect in December 1993, and January 1994, in North Dakota, South Dakota and Wyoming and the addition of over 4,900 customers when compared to the same period last year. The effects of a Wyoming Supreme Court order granting recovery of a prior refund made by Montana-Dakota also increased operating income. Increased operation expenses, primarily payroll costs, and increased depreciation expense partially offset the operating income increase. Gas distribution earnings increased due to the aforementioned operating income changes and increased Other Income -- Net, primarily the return earned on the investment in natural gas in storage, offset in part by increased long-term debt interest, the result of the previously described intercompany debt retirement.

Williston Basin

  The improvement in operating income reflects increased margins realized due to the timing of revenues now being realized under the Order 636 rate structure implemented in November 1993. The new rate methodology, which shifts a greater portion of revenues to a fixed monthly demand which in the past had been primarily commodity based, results in lower natural gas transmission earnings during the higher volume winter heating season than have been realized in the past, but produce higher earnings during the lower volume summer months. See Note 5 for more information on the implementation of Order 636. Revenue recognized as a result of 3.3 million decatherms (MMdk) of natural gas transported to storage increased operating income. However, prior to 1994 such revenue was not recognized until the natural gas was withdrawn from storage during the winter months. Also contributing to the operating income increase were higher realized rates, primarily due to a rate stipulation agreement with the FERC in January 1994, and a decline in operation and maintenance expenses and depreciation expense, primarily due to the sale or transfer of unneeded facilities. In addition, company production volumes improved 236,000 decatherms
(Mdk) increasing operating income. Reduced volumes transported, primarily to off-system markets at lower average rates, somewhat offset the operating income improvement. Natural gas transmission earnings increased due to the aforementioned changes in operating income, increased interest being accrued on deferred buy-out/buy-down costs and gas supply realignment transition costs and decreased long-term debt interest. The decline in long-term debt interest was the result of debt retirements and debt refinancing in July 1993, and April 1994. Increased carrying costs associated with the natural gas repurchase commitment, the result of higher interest rates, and increased interest expense on revenues being reserved, decreased Williston Basin's earnings.

Knife River

  The operating income increase for this business was due to sales from the September 1993 acquisition of an Oregon construction materials business. Increased coal sales at the Gascoyne Mine also added to the operating income increase. An increase in operation expenses, primarily related to the aforementioned volume increases, reduced operating income. Earnings increased due to the improvement in operating income offset in part by reduced investment income (included in Other Income -- Net), primarily resulting from lower investable funds due to the aforementioned acquisition.

Fidelity Oil

  Operating income for the oil and natural gas production business declined as a result of decreased oil prices and an increase in operation and maintenance expenses, largely related to increased per unit production costs. Partially offsetting the operating income decline were increased oil production and higher average natural gas sales prices. Earnings for this business unit decreased as a result of the changes in operating income discussed above.

Six Months Ended June 30, 1994 and 1993

Montana-Dakota--Electric Operations

  The decline in operating income reflects increased fuel and purchased power costs, principally higher demand charges associated with the pass-through of periodic maintenance costs and the purchase of an additional five megawatts of firm capacity through a participation power contract. Increased operation expense, primarily higher payroll and benefit-related costs, and increased depreciation expense also negatively affected operating income. Partially mitigating the operating income decline were increased sales to all major markets, the result of increased demand. Earnings for the electric business decreased due to the aforementioned changes in operating income and increased long-term debt interest, resulting from lower interest received from Williston Basin due to the retirement of intercompany debt, partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994.

Montana-Dakota--Natural Gas Distribution Operations

  Operating income at the natural gas distribution business was essentially unchanged from the corresponding period in 1993. The benefits of general rate relief placed into effect in December 1993, and January 1994, in North Dakota, South Dakota and Wyoming and the addition of nearly 4,900 customers, improved operating income. In addition, a Wyoming Supreme Court order granting recovery of a prior refund, increased operating income. Offsetting the above-mentioned increases were lower volumes transported, primarily due to two oil refineries bypassing Montana-Dakota's distribution facilities, and higher operating expenses. Increased employee benefit-related costs, increased distribution and sales expenses due to the system expansion into north-central South Dakota, and increased depreciation expense are the primary factors contributing to the operating expense increase. Gas distribution earnings improved due to increased Other Income -- Net, primarily the return earned on the natural gas storage inventory offset in part by increased interest expense, primarily carrying costs being accrued on natural gas costs refundable through rate adjustments, higher financing costs related to increased capital expenditures and the previously described intercompany debt retirement.

Williston Basin

  The decline in operating income reflects decreased net throughput, primarily decreased volumes transported to discounted off-system markets at lower prices. Decreased margins realized due to the timing of revenues being realized under the Order 636 rate structure implemented in November 1993, negatively affected 1994 year-to-date earnings. See Note 5 and the three months' discussion above for more information on the implementation of Order 636. A January 1994 rate change due to a rate stipulation agreement with the FERC and improved company production volumes at higher rates, partially offset the decline in operating income. Also a mitigating factor is the realization of revenue related to natural gas transported to storage, as described in the three months' discussion, and decreased operating expenses, primarily maintenance and depreciation expenses. Earnings for this business decreased due to the operating income reasons discussed above and increased interest expense on revenues being reserved. The decline in natural gas transmission earnings was somewhat offset by decreased long-term debt interest, the result of debt retirements and debt refinancing in July 1993, and April 1994, and increased interest being accrued on deferred buy-out/buy-down costs and gas supply realignment transition costs.

Knife River

  Operating income increased due to an improvement in coal sales at all mines, mainly the result of increased demand by electric generation customers, and sales from the newly acquired Oregon construction materials business. A volume-related increase in operation expenses partially offset the operating income increase. Also offsetting the operating income improvement was a decline related to seasonal first quarter losses experienced at the Alaska construction materials business which was acquired in April 1993. Operations of the construction materials businesses are highly seasonal whereby operating losses are generally incurred during the winter months with significantly higher revenues being realized during the spring and summer construction season. Earnings increased due to the aforementioned changes in operating income offset in part by reduced investment income (included in Other Income -- Net), primarily lower investable funds due to the aforementioned acquisitions.

Fidelity Oil

  Operating income for the oil and natural gas production business declined as a result of lower average oil prices and an increase in operation and maintenance expenses, due to both increased volumes and higher per unit costs. Partially offsetting the operating income decline were higher average natural gas prices and an improvement in oil and natural gas production. Earnings from this business decreased due to the aforementioned changes in operating income.


Twelve Months Ended June 30, 1994 and 1993

Montana-Dakota--Electric Operations

  Operating income for the electric business declined due to higher operation expense, primarily employee benefit-related costs, increased depreciation expense and increased fuel and purchased power costs. Higher demand charges associated with the pass-through of periodic maintenance costs and the purchase of an additional five megawatts of firm capacity through a participation power contract were the primary factors behind the increase in fuel and purchased power costs. Partially mitigating the operating income decline was an improvement in retail sales, primarily due to increased demand, and an increase in deliveries into the MAPP, the result of a temporary shutdown of a nuclear generating station in Iowa. Earnings from this business unit decreased for the reasons discussed above as well as decreased Other Income -- Net, reflecting the on-going effects of adopting SFAS No. 106 and increased federal income taxes, the result of the 1993 tax law change. Also reducing electric earnings was increased long-term debt interest due to lower interest received from Williston Basin due to the retirement of intercompany debt, partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994.

Montana-Dakota--Natural Gas Distribution Operations

  Increased operation expense, primarily employee benefit-related costs and distribution and sales expenses related to the system expansion into north-central South Dakota, was the significant factor reducing operating income for the natural gas distribution business. Also, lower volumes transported to commercial and industrial customers, primarily due to two oil refineries bypassing Montana-Dakota's distribution facilities, and increased depreciation expense reduced operating income. Sales increases, due to the addition of over 3,900 customers, combined with general rate relief realized in North Dakota, South Dakota and Wyoming partially mitigated the operating income decline. Also somewhat offsetting the decrease in operating income was the effects of a Wyoming Supreme Court order granting recovery of a prior refund. Gas distribution earnings decreased slightly due to the aforementioned operating income change, higher financing costs related to increased capital expenditures and carrying charges being accrued on natural gas costs refundable through rate adjustments. Increased Other Income--Net, primarily due to the return being earned on the natural gas storage inventory, reduced the earnings decline.

Williston Basin

  Operating income declined at the natural gas transmission business as a result of decreased net throughput, primarily lower transportation to off-system markets, and revenue timing differences resulting from the implementation of Order 636. See
Note 5 and the three months discussion above for more information on the implementation of Order 636. Operation expenses increased due to higher employee benefit-related costs and additional reserves provided relating to the Koch settlement, however an adjustment to regulatory reserves reflected in operating revenues offset the effects of these additional reserves. Also, offsetting the increased operation expenses was an out-of-period adjustment to take-or-pay surcharge amortizations. Increased general rates implemented in November 1992, and a January 1994 rate change due to a rate stipulation agreement with the FERC, partially offset the operating income decline. Income from company production improved due to both increased production and higher average prices.
Revenue associated with natural gas transported to storage, as described in the three months discussion, also increased operating income. Earnings for this business unit decreased due to the aforementioned operating income decline offset in part by increased interest income being accrued on deferred buy-out/buy-down costs
and gas supply realignment transition costs.   Reduced interest on
long-term debt, the result of debt retirements and debt refinancing in July 1993, and April 1994, and lower carrying costs associated with the natural gas repurchase commitment, primarily the result of lower borrowings due to the sale of this gas, also partially mitigated the earnings decline.

Knife River

  Operating income improved due to sales from the newly acquired Alaskan and Oregon construction materials businesses and an improvement in coal tons sold at all mines, mainly the result of increased demand by electric generation customers. Higher selling prices at the Beulah Mine more than offset lower prices at the Gascoyne and Savage mines. An increase in operating expenses attributable to the newly acquired construction materials businesses and a volume-related increase in coal operating expenses reduced operating income. Earnings increased due to the above-described operating income improvement, offset in part by reduced investment income (included in Other Income--Net), primarily resulting from lower investable funds due to the 1993 acquisitions.

Fidelity Oil

   Operating income for the oil and natural gas production business decreased as a result of a decline in oil prices and a volume-related increase in depreciation, depletion and amortization. Partially offsetting the operating income decline were higher natural gas production and prices. The effect of lower average per unit production costs was more than offset by a volume-related increase. Earnings for this business improved due to the realization of certain investment gains. The decline in operating income, increased interest expense, stemming from both higher average borrowings and rates, and increased federal income taxes, somewhat reduced earnings.

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

  See Items 1 and 2 of the 1993 Form 10-K under Montana-Dakota for a discussion of general rate increase applications filed and settlements reached with the NDPSC, SDPUC and WPSC, respectively. On April 1, 1994, Montana-Dakota filed a general natural gas rate increase application with the MPSC requesting an increase of $2.6 million or 5.29%, with 25% requested on an interim basis to be effective within 30 days. The MPSC has not yet acted on Montana-Dakota's request for interim rates. Montana-Dakota Utilities Co. has also filed general natural gas rate cases in North Dakota and South Dakota requesting increases of 1.3 percent and 3.7 percent, respectively. These filings were made on May 13, 1994, in North Dakota and June 29, 1994, in South Dakota, representing a combined $2.1 million increase in revenues.

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

  In early 1993, Knife River, together with the Lignite Energy Council, supported the introduction of legislation in North Dakota which would provide severance tax relief for its Gascoyne Mine.
The legislation was designed to assist in keeping the Gascoyne coal competitive. However, in June 1994, Knife River was notified by the owners of the Big Stone Station that its contract for supplying approximately 2.1 million tons of lignite annually would not be renewed. The current contract expires in mid-1995 and Knife River anticipates closing the Gascoyne Mine upon the expiration of the contract. The costs of closing the Gascoyne Mine are not expected to have a significant effect on Knife River's results of operations.

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

    See Notes 2 and 15 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report for a further discussion on the Company's 1993 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106) and the Company's efforts regarding regulatory recovery, including the NDPSC's January 19, 1994, order which requires the expensing, commencing January 1, 1994, of the ongoing SFAS No. 106 incremental expense estimated at $1.0 million annually. A hearing was held by the SDPUC on March 24, 1994, on the recovery of SFAS No. 106 costs. On July 21, 1994, the Commission issued an order rejecting the Company's request, determining that the pay-as-you-go method must be used for ratemaking purposes. The 1994 SFAS No. 106 incremental expense is estimated to be approximately $250,000 annually.

Liquidity and Capital Commitments

    The Company's regulated businesses operated by Montana-Dakota and Williston Basin estimate construction costs of approximately $48.8 million for the year 1994. The Company's 1994 capital needs to retire maturing long-term corporate securities are estimated at $15.3 million.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements from internal sources and through the use of its $30 million revolving credit and term loan agreement, none of which is outstanding at June 30, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds and a $35 million line of credit currently available, none of which is outstanding at June 30, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.
On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company, as further described in Note 12 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report.

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

    Knife River's capital needs of $5.5 million, excluding those required for potential mining acquisitions, will be met through funds on hand and funds generated from internal sources. In addition, effective April 20, 1994, Knife River has available
$5 million under a revolving credit and term loan agreement. It is anticipated that funds on hand, funds generated from internal sources and the revolving credit and term loan agreement will continue to meet the needs of this business unit.

    Fidelity Oil's 1994 capital needs related to its oil and natural gas acquisition, development and exploration program, estimated at $30.0 million, will be met through funds generated from internal sources, and a $20 million secured line of credit and other additional long-term financing arrangements. There was $6.1 million outstanding at June 30, 1994, under the secured line of credit.

    See Note 10 for a discussion of deficiency notices received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiencies could be significant if the IRS position were upheld.

    Prairielands' capital needs of $225,000 are anticipated to be met through funds generated internally and its $5.4 million lines of credit, $500,000 of which is outstanding at June 30, 1994.

    The Company utilizes its $40 million lines of credit and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at June 30, 1994, under the lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges) as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 1994, the Company could have issued approximately $132 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 2.8 times for twelve months ended June 30, 1994, and
3.0 times for the year 1993. Additionally, the Company's first mortgage bond interest coverage was 3.5 times for the twelve months ended June 30, 1994, compared to 3.4 times in 1993. Stockholders' equity as a percent of total capitalization was 58% and 56% at June 30, 1994, and December 31, 1993, respectively.

                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.


DATE  August 9, 1994           BY  /s/ Warren L. Robinson
                                 Warren L. Robinson
                                 Vice President, Treasurer
                                        and Chief Financial Officer



                                  /s/ Vernon A. Raile
                                 Vernon A. Raile
                                 Vice President, Controller and
                                   Chief Accounting Officer