Form 10-Q
period 1994-09-30
MDU RESOURCES GROUP INC
filed 1994-11-09
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1994:
18,984,654 shares.

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

                              INDEX





Part I

 Condensed Consolidated Statements of Income --
    Three, Nine and Twelve Months Ended
    September 30, 1994 and 1993

 Condensed Consolidated Balance Sheets --
    September 30, 1994 and 1993, and December 31, 1993

 Condensed Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1994 and 1993

 Notes to Condensed Consolidated Financial Statements

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II

Signatures

                            MDU RESOURCES GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                              Three Months       Nine Months      Twelve Months
                                 Ended              Ended             Ended
                              September 30,     September 30,     September 30,

                              1994     1993     1994     1993     1994     1993
                                 (In thousands, except per share amounts)
Operating revenues:
 Electric. . . . . . . .  $ 33,007 $ 32,248 $ 99,461 $ 96,430 $134,140 $129,932
 Natural gas . . . . . .    23,327   25,530  117,330  124,709  171,602  174,427
 Mining and construction
   materials . . . . . .    39,849   30,997   90,795   61,524  119,668   75,287
 Oil and natural gas
    production . . . . .    10,345   10,057   28,340   29,333   38,132   39,147
                           106,528   98,832  335,926  311,996  463,542  418,793
Operating expenses:
 Fuel and purchased power   10,224   10,491   32,052   30,103   43,247   41,287
 Purchased natural gas sold  2,468    8,980   38,751   52,883   63,989   71,157
 Operation and maintenance  56,480   47,249  152,347  118,815  200,906  152,671
 Depreciation, depletion
   and amortization. . . .  12,414   11,784   35,986   34,044   47,104   44,431
 Taxes, other than income.   6,032    5,762   18,209   17,430   24,344   23,115
                            87,618   84,266  277,345  253,275  379,590  332,661
Operating income (loss):
 Electric. . . . . . . .     7,689    6,932   20,916   21,475   29,961   29,731
 Natural gas distribution.  (3,871)  (3,136)     405    1,184    3,951    3,830
 Natural gas transmission.   4,369    1,588   16,001   15,088   21,021   24,112
 Mining and construction
   materials . . . . . .     8,053    6,454   14,743   12,583   19,144   16,556
 Oil and natural gas
    production . . . . .     2,670    2,728    6,516    8,391    9,875   11,903
                            18,910   14,566   58,581   58,721   83,952   86,132

Other income -- net. . .     8,367    2,976   10,570    2,703   11,744      233
Interest expense -- net.     6,288    6,467   19,365   18,693   25,945   24,796
Carrying costs on natural gas
  repurchase commitment.     1,195    1,030    3,343    2,914    4,326    4,325

Income before income taxes  19,794   10,045   46,443   39,817   65,425   57,244
Income taxes . . . . . .     7,443    3,736   16,716   13,950   22,748   16,638
Income before cumulative
 effect of accounting
 change  . . . . . . . .    12,351    6,309   29,727   25,867   42,677   40,606
Cumulative effect of
 accounting change (Note 2)    ---      ---      ---    5,521      ---    5,521

Net income . . . . . . .    12,351    6,309   29,727   31,388   42,677   46,127
Dividends on preferred stocks 198 200 598 602 798 804 Earnings on common stock $ 12,153 $ 6,109 $ 29,129 $ 30,786 $ 41,879 $45,323
Earnings per common share:
 Earnings before cumulative
   effect of accounting
   change. . . . . . . .  $    .64 $    .32 $   1.53 $   1.33 $   2.21  $  2.10
 Cumulative effect of
   accounting change . .       ---      ---      ---      .29      ---      .29
 Earnings. . . . . . . .  $    .64 $    .32 $   1.53 $   1.62 $   2.21  $  2.39

Dividends per common
  share  . . . . . . . .  $    .40 $    .39 $   1.18 $   1.13 $   1.57  $  1.50
Average common shares
 outstanding . . . . . .    18,985   18,985   18,985   18,985   18,985   18,985

Pro forma amounts assuming
 retroactive application of
 accounting change:
 Net income. . . . . . .  $ 12,351 $  6,309 $ 29,727 $ 25,867 $ 42,677  $42,781
 Earnings per common
  share  . . . . . . . .  $    .64 $    .32 $   1.53 $   1.33 $   2.21  $  2.21


         The accompanying notes are an integral part of these statements.

                          MDU RESOURCES GROUP, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                       September 30, September 30, December 31,
                                            1994         1993         1993
                                                    (In thousands)

ASSETS
Property, plant and equipment:
 Electric. . . . . . . . . . . . .     $  510,376    $  498,347    $  503,690
 Natural gas distribution. . . . .        159,081       136,714       141,100
 Natural gas transmission. . . . .        261,547       272,684       258,766
 Mining and construction materials        146,401       141,500       145,014
 Oil and natural gas production. .        144,120       108,810       116,833
                                        1,221,525     1,158,055     1,165,403
 Less accumulated depreciation,
   depletion and amortization . .         532,599       493,704       501,451
                                          688,926       664,351       663,952
Current assets:
 Cash and cash equivalents . . . .         38,546        65,836        71,699
 Receivables . . . . . . . . . . .         40,530        49,416        67,553
 Inventories . . . . . . . . . . .         26,199        20,156        19,415
 Deferred income taxes . . . . . .         24,043        28,259        32,243
 Other prepayments and current assets .     9,488        13,817        14,262
                                          138,806       177,484       205,172
Natural gas available under
 repurchase commitment . . . . . .         73,013        81,944        79,031
Investments. . . . . . . . . . . .         15,693        14,726        16,858
Deferred charges and other assets.         67,573        76,037        76,038
                                        $ 984,011    $1,014,542    $1,041,051
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock (Shares outstanding --
   18,984,654, $3.33 par value at
   September 30, 1994, and $5.00 par
   value at September 30, 1993 and
   December 31, 1993). . . . . . .      $  63,219    $   94,923    $   94,923
 Other paid in capital . . . . . .         95,914        64,210        64,210
 Retained earnings . . . . . . . .        165,724       153,651       158,998
                                          324,857       312,784       318,131
 Preferred stock subject to mandatory
   redemption requirements . . . .          2,100         2,200         2,100
 Preferred stock redeemable at option
   of the Company. . . . . . . . .         15,000        15,000        15,000
 Long-term debt. . . . . . . . . .        206,363       222,914       231,770
                                          548,320       552,898       567,001
Commitments and contingencies. . .            ---           ---           ---

Current liabilities:
 Short-term borrowings . . . . . .           280          1,540         9,540
 Accounts payable. . . . . . . . .        21,502         23,316        24,967
 Taxes payable . . . . . . . . . .         3,867          5,189         9,204
 Other accrued liabilities, including
   reserved revenues . . . . . . .        80,519        102,544       107,566
 Dividends payable . . . . . . . .         7,793          7,605         7,605
 Long-term debt and preferred stock due
   within one year . . . . . . . .        20,425         15,300        15,300
                                         134,386        155,494       174,182
Natural gas repurchase commitment.        91,022        102,157        98,525

Deferred credits:
 Deferred income taxes and unamortized
   investment tax credit . . . . .       127,140        124,155       124,978
 Other . . . . . . . . . . . . . .        83,143         79,838        76,365
                                         210,283        203,993       201,343
                                      $  984,011     $1,014,542    $1,041,051




      The accompanying notes are an integral part of these statements.

                           MDU RESOURCES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                              1994       1993
                                                                (In thousands)
Operating activities:
   Net income . . . . . . . . . . . . . . . . . . . .       $29,727    $31,388
   Cumulative effect of accounting change . . . . . .           ---     (5,521)
   Adjustments to reconcile net income to net cash provided
   by operations:
     Depreciation, depletion and amortization. . . . .       35,986     34,044
     Deferred income taxes and investment tax credit -- net   4,694     11,676
     Recovery of deferred natural gas contract litigation
       settlement costs, net of income taxes. . . . .         4,001      2,356
     Changes in current assets and liabilities --
       Receivables. . . . . . . . . . . . . . . . . .        27,023     17,362
       Inventories. . . . . . . . . . . . . . . . . .        (6,784)    (1,942)
       Other current assets . . . . . . . . . . . . .        12,974     17,383
       Accounts payable . . . . . . . . . . . . . . .        (3,465)    (2,081)
       Other current liabilities. . . . . . . . . . .       (32,196)   (17,197)
     Other noncurrent changes . . . . . . . . . . . .         9,992    (11,389)

   Net cash provided by operating activities. . . . .        81,952     76,079


Financing activities:
   Net change in short-term borrowings. . . . . . . .        (9,260)    (6,235)
   Issuance of long-term debt . . . . . . . . . . . .        50,150     11,000
   Repayment of long-term debt. . . . . . . . . . . .       (70,450)   (22,950)
   Retirement of natural gas repurchase commitment. .        (7,503)   (12,780)
   Dividends paid . . . . . . . . . . . . . . . . . .       (23,001)   (22,056)

   Net cash used in financing activities. . . . . . .       (60,064)   (53,021)


Investing activities:
   Additions of property, plant and equipment
     and acquisitions of businesses --
       Electric . . . . . . . . . . . . . . . . . . .        (8,218)    (9,744)
       Natural gas distribution . . . . . . . . . . .       (19,363)   (10,553)
       Natural gas transmission . . . . . . . . . . .        (3,341)    (4,709)
       Mining and construction materials. . . . . . .        (2,670)   (39,570)
       Oil and natural gas production . . . . . . . .       (28,632)   (16,786)
                                                            (62,224)   (81,362)
   Sale of natural gas available under repurchase
     commitment . . . . . . . . . . . . . . . . . . .         6,018     10,094
   Investments. . . . . . . . . . . . . . . . . . . .         1,165     47,208

   Net cash used in investment activities . . . . . .       (55,041)   (24,060)

   Decrease in cash and cash equivalents. . . . . . .       (33,153)    (1,002)
   Cash and cash equivalents -- beginning of year . .        71,699     66,838

   Cash and cash equivalents -- end of period . . . .      $ 38,546   $ 65,836


         The accompanying notes are an integral part of these statements.

                  MDU RESOURCES GROUP, INC.
               NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS

                   September 30, 1994 and 1993
                         (Unaudited)

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

2. Accounting change

   On January 1, 1993, Montana-Dakota changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric and natural gas service. This change results in a better matching of revenues and expenses and is consistent with predominant industry practice. Prior to this change, Montana-Dakota, for both its electric and natural gas businesses, recognized revenues on a monthly cycle billing basis which recorded revenues when customers were billed. The cumulative effect on net income for the nine and twelve months ended September 30, 1993, is presented net of applicable income taxes of $3,355,000.

3. Seasonality of operations

   Most of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results may not be indicative of results for the full fiscal year. Therefore, the accompanying quarterly financial information is supplemented by information for the twelve months ended September 30, 1994 and 1993.

4. Pending litigation

   W.A. Moncrief --

   In November 1993, the estate of W.A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming against Williston Basin and the Company disputing certain price and volume issues under the contract.
   In its complaint, Moncrief alleged that, for the period
   January 1, 1985, through December 31, 1992, it had suffered damages ranging from $1.2 million to $5.0 million, without interest, on the price paid by Williston Basin for natural gas purchased. Moncrief requested that the Court award it such amount and further requested that Williston Basin be obligated for damages for additional volumes not purchased for the period November 1, 1993, (the date when Williston Basin implemented FERC Order 636 and abandoned its natural gas sales merchant function, see "Regulatory Matters and Revenues Subject to Refund -- Order 636" for a further discussion of Williston Basin's implementation of Order 636) to mid-1996, the remaining period of the contract.

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

   However, on July 15, 1994, the Court, as part of addressing the proper litigants in this matter, allowed Moncrief to amend its complaint to assert its new pricing theory under the contract.
   Trial is now scheduled for April 3, 1995.

   These damage claims in Williston Basin's opinion, are grossly overstated. Williston Basin further believes it has meritorious defenses and intends to vigorously defend such suit. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

5. Regulatory matters and revenues subject to refund

   General Rate Proceedings --

   Williston Basin had pending with the FERC two general natural gas rate change applications implemented in 1989 and 1992. On May 3, 1994, the FERC issued an order relating to the 1989 rate change. Williston Basin requested rehearing of certain issues addressed in the order and a stay of compliance and refund pending issuance of a final order by the FERC. The requested stay was denied by the FERC and on July 20, 1994, Williston Basin refunded $47.8 million to its customers, including $33.4 million to Montana-Dakota. Williston Basin's request for rehearing is currently pending as is the issuance of an initial order by the FERC with respect to the 1992 rate change application.

   Reserves have been provided for a portion of the revenues collected subject to refund with respect to pending regulatory proceedings and for the recovery of certain producer settlement buy-out/buy-down costs, as discussed below, to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

   Producer Settlement Cost Recovery --

   In August 1993, Williston Basin filed to recover 75 percent of $28.7 million ($21.5 million) in buy-out/buy-down costs paid to Koch Hydrocarbon Company as part of a lawsuit settlement under the alternate take-or-pay cost recovery mechanism embodied in Order 500. As permitted under Order 500, Williston Basin elected to recover 25 percent or $7.2 million of such costs through a direct surcharge to sales customers, substantially all of which has been received. In addition, through reserves previously provided, Williston Basin has absorbed an equal amount. Williston Basin elected to recover the remaining 50 percent ($14.3 million) through a throughput surcharge applicable to both sales and transportation. Williston Basin began collecting these costs, subject to refund, on October 1, 1993, pending final approval by the FERC. On August 17, 1994, the FERC issued an order granting Williston Basin's request to collect such costs.

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

   As also described in the 1993 Form 10-K, the FERC issued an order in July 1989, ruling on several cost-of-service issues reserved as a part of the 1985 corporate realignment. Addressed as a part of this order were certain rate design issues related to the permissible rates for the transportation of the natural gas held under the repurchase commitment. The issue relating to the cost of storing this gas was not decided by that order. As a part of orders issued in August 1990 and May 1991 related to a general rate increase application, the FERC held that storage costs should be allocated to this gas. Williston Basin's July 1991 refund related to a general rate increase application, reflected implementation of the above finding on a prospective basis only. The public service commissions of Montana and South Dakota and the Montana Consumer Counsel protested whether such storage costs should be allocated to the gas prospectively rather than retroactively to May 2, 1986. In October 1991, the FERC issued an order rejecting Williston Basin's compliance filing on the basis that, among other things, Williston Basin is required to allocate storage costs to this gas retroactive to May 2, 1986. Williston Basin requested rehearing of the FERC's order on this issue in November 1991.
   In February 1992, the FERC issued an order which reversed its October 1991 order and held that such storage costs be allocated to this gas on a prospective basis only, commencing March 6, 1992. A compliance filing was made with the FERC in March 1992, which the FERC approved on and with an effective date beginning May 20, 1992. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually and represent costs which Williston Basin may not recover. The issue regarding the applicability of assessing storage charges to the gas, which was appealed by Williston Basin to the U.S. Court of Appeals for the D.C. Circuit in July 1991, creates additional uncertainty as to the costs associated with holding this gas. In July 1992, the Court, at the FERC's request, returned the proceeding to the FERC for its further consideration. On September 22, 1994, the FERC issued an order on this matter reaffirming its February 1992 order that storage costs be allocated to this gas beginning May 20, 1992.
   Williston Basin requested rehearing of this order on October 21, 1994.

   Beginning in October 1992, as a result of increases in natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through September 30, 1994, 16.2 MMdk of this natural gas had been sold and transported by Williston Basin, primarily to off-system markets. Williston Basin will continue to aggressively market the remaining 44.6 MMdk of this natural gas as long as market conditions remain favorable. In addition, it will continue to seek long-term sales contracts.

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

8. Environmental matters

   Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. Both Montana-Dakota and Williston Basin have initiated testing, monitoring and remediation procedures, in accordance with applicable regulations and the work plan submitted to the EPA and the appropriate state agencies. Costs incurred by Montana-Dakota and Williston Basin through September 30, 1994, to address this situation aggregated approximately $815,000. These costs are related to the testing being performed, and the costs to remove, dispose of and replace certain property found to be contaminated. On the basis of findings to date, Montana-Dakota and Williston Basin estimate that future environmental assessment and remediation costs that will be incurred range from $3 million to $15 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations, the cost of remedial measures to be undertaken and the time period over which the remedial measures are implemented. In a separate action, Montana-Dakota and Williston Basin filed suit in Montana State Court, Yellowstone County, in January 1991, against Rockwell International Corporation, manufacturer of the valve sealant, to recover any costs which may be associated with the presence of PCBs in the system, including a remediation program. On January 31, 1994, Montana-Dakota, Williston Basin and Rockwell reached a settlement which terminated this litigation. Pursuant to the terms of the settlement, Rockwell will reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs incurred or expected to be incurred. In addition, both Montana-Dakota and Williston Basin consider unreimbursed environmental remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business and, accordingly, have sought and will continue to seek recovery of such costs through rate filings. Although no assurances can be given, based on the estimated cost of the remediation program and the expected recovery of most of these costs from third parties or ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to Montana-Dakota's or Williston Basin's financial position or results of operations.

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

9. Federal tax matters

   The Company's consolidated federal income tax returns were under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1988. In September 1991, the Company received a notice of proposed deficiency from the IRS for the tax years 1983 through 1985 which proposed substantial additional income taxes, plus interest. In an alternative position contained in the notice of proposed deficiency, the IRS is claiming a lower level of taxes due, plus interest as well as penalties. In May 1992, a similar notice of proposed deficiency was received for the years 1986 through 1988. Although the notices of proposed deficiency encompass a number of separate issues, the principal issue is related to the tax treatment of deductions claimed in connection with certain investments made by Knife River and Fidelity Oil.

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

10. Cash flow information

   Cash expenditures for interest and income taxes were as follows:

                                               Nine Months Ended
                                                  September 30,
                                                 1994       1993
                                                 (In thousands)

   Interest, net of amount capitalized         $18,748    $18,184
   Income taxes                                $12,763    $17,138

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   During the nine month period ended September 30, 1994, the Company's natural gas transmission business sold $8.3 million of natural gas in underground storage to the natural gas distribution business. The cash flow effects of this intercompany sale and purchase shown under "Investing activities" were not eliminated.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

 Three Months                                 Nine Months     Twelve Months
    Ended                                        Ended            Ended
 September 30,                               September 30,     September 30,
  1994    1993   Business                     1994    1993      1994    1993
                 Utility --
$  3.3  $  2.6     Electric                 $  8.2  $  8.5     $12.4  $ 12.5
  (3.0)   (2.4)    Natural gas                (1.3)    (.9)       .8      .4
    .3      .2                                 6.9     7.6      13.2    12.9
    .9     (.8)  Natural gas transmission      4.6     3.5       5.8     7.0
                 Mining and construction
   5.1     4.5     materials                   9.8     9.2      13.0    12.7
                 Oil and natural gas
   5.9     2.2     production                  7.8     5.0       9.9     7.2
$ 12.2  $  6.1   Earnings on common stock    $29.1  $ 25.3    $ 41.9  $ 39.8

$  .64  $  .32   Earnings per common share   $1.53  $ 1.33    $ 2.21  $ 2.10

                 Return on average common equity               13.1%   13.0%

Earnings information presented in this table and in the following discussion is before the $8.9 million ($5.5 million after-tax) cumulative effect of an accounting change. See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of this accounting change.

Three Months Ended September 30, 1994 and 1993

  Consolidated earnings for the three months ended September 30, 1994, increased $6.1 million when compared to the corresponding period a year ago. Improvements in electric, natural gas transmission, mining and construction materials, and oil and natural gas production earnings were partially offset by decreased earnings at the natural gas distribution business. The discussion of the three month period for each of the Company's businesses includes the reasons for such changes.

Nine Months Ended September 30, 1994 and 1993

  Consolidated earnings for the nine months ended September 30, 1994, were $29.1 million, up $3.8 million from the same period in 1993. The increase in earnings was a result of increased natural gas transmission, mining and construction materials, and oil and natural gas production earnings, offset in part by decreased utility earnings, all as described in the year-to-date analysis.

Twelve Months Ended September 30, 1994 and 1993

  For the twelve month period ended September 30, 1994, consolidated earnings increased $2.1 million from the same period last year. An earnings improvement at the natural gas distribution, mining and construction materials, and oil and natural gas production businesses was partially offset by decreased earnings at the electric and natural gas transmission businesses. The reasons for such changes are discussed in the twelve month section.

  Reference should be made to Notes to Condensed Consolidated
Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

  The following tables (in millions, where applicable) contain key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

 Three Months                                 Nine Months     Twelve Months
    Ended                                        Ended            Ended
 September 30,                               September 30,     September 30,
  1994    1993                                1994    1993      1994    1993

$ 33.0  $ 32.2   Operating revenues         $ 99.5 $  96.4    $134.1  $129.9
  10.2    10.5   Fuel and purchased power     32.1    30.1      43.2    41.3
                 Operation and
   9.5     9.3     maintenance expenses       29.5    28.3      38.6    37.2
   7.7     6.9   Operating income             20.9    21.4      30.0    29.7

 484.5   457.7   Retail sales (kWh)        1,457.3 1,398.9   1,952.0 1,874.2
                 Power deliveries to
  85.0   145.2     MAPP (kWh)                296.3   344.4     462.9   556.7
                 Cost of fuel and
$ .016  $ .016     purchased power per kWh   $.017  $ .016    $ .017  $ .016

Montana-Dakota -- Gas Distribution Operations

 Three Months                                 Nine Months     Twelve Months
    Ended                                        Ended            Ended
 September 30,                               September 30,     September 30,
  1994    1993                                1994    1993      1994    1993
                 Operating revenues:
$ 13.7  $ 15.7     Sales                    $105.7  $ 99.3    $158.1  $137.2
    .7      .8      Transportation & other     2.6     3.1       3.7     4.7
   8.2    10.4   Purchased natural gas sold   78.0    73.7     118.3   101.7
                 Operation and
   7.6     7.1     maintenance expenses       22.4    21.0      30.0    27.8
  (3.9)   (3.1)  Operating income               .4     1.2       4.0     3.8

                 Volumes (dk):
   2.3     2.7     Sales                      21.2    20.4      32.0    28.7
   1.6     2.5     Transportation              6.2     9.0       9.9    14.0
   3.9     5.2   Total throughput             27.4    29.4      41.9    42.7

 83.7%  223.5%  Degree days (% of normal)    99.0%  109.2%     98.6%  107.1%
$ 3.50  $ 3.82  Cost of natural gas per dk  $ 3.67  $ 3.62    $ 3.69  $ 3.54

Williston Basin

 Three Months                                 Nine Months     Twelve Months
    Ended                                        Ended            Ended
 September 30,                               September 30,     September 30,
  1994    1993                                1994    1993      1994    1993
                 Operating revenues:
$  ---   $ 5.9*    Sales for resale         $  ---  $ 40.2*   $ 11.1* $ 61.3*
  15.1*    6.3*    Transportation & other     52.9*   24.5*     68.4*   35.9*
   ---     1.4   Purchased natural gas sold    ---    19.0       1.6    30.3
                 Operation and
   8.1**   6.3**   maintenance expenses       28.7**  21.8**    45.8**  31.3**
   4.4     1.6   Operating income             16.0    15.1      21.0    24.1

                 Volumes (dk):
                   Sales for resale--
   ---     1.0       Montana-Dakota            ---    11.6       1.3    18.3
   ---     ---       Other                     ---      .2       ---      .3
                   Transportation--
   5.0     1.7       Montana-Dakota           25.4     8.9      35.0    13.1
   7.4     6.1       Other                    23.6    30.4      35.0    49.5
  12.4     8.8   Total throughput             49.0    51.1      71.3    81.2

 *Includes recovery in millions as follows:
                 Deferred natural gas contract
$  1.3   $(1.3)    buy-out/buy-down costs   $  6.4  $  1.3    $ 16.2  $  3.3

**Includes amortization in millions as follows:
                 Deferred natural gas contract
$  1.3   $(1.7)    buy-out/buy-down costs   $  6.4  $  1.2    $ 17.0  $  3.4



Knife River

 Three Months                                 Nine Months     Twelve Months
    Ended                                        Ended            Ended
 September 30,                               September 30,     September 30,
  1994    1993                                1994    1993      1994    1993
                 Operating revenues:
$ 11.1  $ 10.8     Coal                     $ 33.4  $ 31.5    $ 46.2  $ 44.9
  28.7    20.2     Construction materials     57.4    30.0      73.5    30.4
                 Operation and
  28.1    21.2     maintenance expenses       65.0    39.6      85.0    45.4
    .7      .6   Reclamation expense           2.3     2.0       3.3     3.1
   1.1     1.0   Severance taxes               3.3     3.1       4.6     4.5
   8.0     6.4   Operating income             14.8    12.6      19.1    16.6

                 Sales (000's):
 1,220   1,193     Coal (tons)               3,823   3,596     5,293   5,135
   938   1,042     Aggregates (tons)         2,155   1,530     3,026   1,596
                   Ready-mixed concrete
   117      58       (cubic yards)             254      82       328      82
   189      54     Asphalt (tons)              314      71       383      71

Fidelity Oil

 Three Months                                 Nine Months     Twelve Months
    Ended                                        Ended            Ended
 September 30,                               September 30,     September 30,
  1994    1993                                1994    1993      1994    1993

$ 10.4  $ 10.1   Operating revenues         $ 28.3  $ 29.4    $ 38.1  $ 39.2
                 Operation and
   3.0     3.0     maintenance expenses        9.1     8.7      12.0    11.7
                 Depreciation, depletion
   3.7     3.4     and amortization            9.9     9.5      12.5    11.8
   2.7     2.7   Operating income              6.5     8.4       9.9    11.9

                 Production (000's):
   404     381     Oil (barrels)             1,160   1,114     1,543   1,504
 2,365   2,406     Natural gas (Mcf)         6,704   6,520     9,001   8,110

                 Average sales price:
$14.83  $14.35     Oil (per barrel)         $12.76  $15.37    $12.90  $15.93
  1.79    1.86     Natural gas (per Mcf)      1.98    1.82      1.98    1.82


Three Months Ended September 30, 1994 and 1993

Montana-Dakota--Electric Operations

  Operating income improved due to increased residential and commercial sales, primarily the result of more normal summer weather than a year ago, offset in part by decreased industrial sales to a major oil producer. Partially offsetting the operating income improvement were decreased deliveries into the Mid-Continent Area Power Pool (MAPP), the result of a temporary shutdown in 1993 of a nuclear generating station by an Iowa utility.

  Earnings from this business unit improved due to the aforementioned changes in operating income and decreased income taxes. Increased long-term debt interest, the result of lower interest received from Williston Basin due to the retirement of intercompany debt, partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994, somewhat reduced earnings for this business.

Montana-Dakota--Natural Gas Distribution Operations

  Operating income decreased during the period as a result of a weather-related sales decline, increased operation expenses, primarily increased benefit-related costs, and higher depreciation expense. The benefits of general rate increases placed into effect in December 1993, and January 1994, in North Dakota, South Dakota and Wyoming and the addition of over 4,900 customers somewhat mitigated the operating income decline.

  Gas distribution earnings declined due to the aforementioned operating income decrease and increased interest expense, the result of the previously described intercompany debt retirement and interest accrued on refundable gas cost balances due to a refund received from Williston Basin.

Williston Basin

  The improvement in operating income reflects increased margins realized due to the timing of revenues now being realized under the Order 636 rate structure implemented in November 1993. The new rate methodology, which shifts a greater portion of revenues to a fixed monthly demand which in the past had been primarily commodity based, results in lower natural gas transmission earnings during the higher volume winter heating season than have been realized in the past, but produce higher earnings during the lower volume summer months. See Note 5 for more information on the implementation of Order 636. Revenue recognized as a result of 4.6 million decatherms (MMdk) of natural gas transported to storage increased operating income. However, since prior to 1994 such revenue was not recognized until the natural gas was withdrawn from storage during the winter months, operating income will be similarly reduced during the 1994-95 heating season. Also contributing to the operating income increase was a decline in operation and maintenance expenses and depreciation expense, primarily due to the sale or transfer of unneeded facilities. Reduced volumes transported to both on and off-system markets and a 1993 out-of-period credit adjustment to take-or-pay surcharge amortizations somewhat offset the operating income improvement.

  Natural gas transmission earnings increased due to the aforementioned changes in operating income and decreased long-term debt interest, the result of debt refinancing in April 1994.
Increased carrying costs associated with the natural gas repurchase commitment, due to higher average rates, and increased income taxes somewhat reduced Williston Basin's earnings.

Knife River

  The operating income increase for this business was due to sales attributable to the September 1993 acquisition of an Oregon construction materials business. Increased coal sales at all mines also added to the improvement in operating income.

  Earnings increased due to the improvement in operating income offset in part by reduced investment income.

Fidelity Oil

  Operating income for the oil and natural gas production business was essentially unchanged from the corresponding period in 1993. Increased oil production and prices were offset by a decline in natural gas production and prices and increased depreciation, depletion and amortization.

  Earnings for this business improved due to the realization of investment gains related to the sale of an equity investment in General Atlantic Resources, Inc. (GARI), which were $3.3 million (after-tax) more than corresponding gains realized in the third quarter of 1993, and decreased income taxes.

Nine Months Ended September 30, 1994 and 1993

Montana-Dakota--Electric Operations

  The decline in operating income reflects increased fuel and purchased power costs, principally higher demand charges associated with the pass-through of periodic maintenance costs and the purchase of an additional five megawatts of firm capacity through a participation power contract. Increased operation expenses, primarily higher payroll and benefit-related costs, and increased depreciation expense also negatively affected operating income. In addition, decreased deliveries to the MAPP, the result of a temporary shutdown in 1993 of a nuclear generating station by an Iowa utility, reduced operating income. Partially mitigating the operating income decline were increased sales to all major markets, the result of increased demand.

  Earnings for the electric business decreased due to the operating income decline and increased long-term debt interest, resulting from lower interest received from Williston Basin due to the retirement of intercompany debt, partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994. Decreased income taxes somewhat offset the earnings decline.

Montana-Dakota--Natural Gas Distribution Operations

  Operating income decreased at the natural gas distribution business from the corresponding period in 1993 due to a weather-related decline in sales and decreased transportation volumes, primarily due to two oil refineries bypassing Montana-Dakota's distribution facilities. In addition, higher operation and maintenance expenses, primarily increased payroll and benefit-related costs and increased distribution and sales expenses due to the system expansion into north-central South Dakota, and increased depreciation expense reduced operating income. The benefits of general rate increases placed into effect in December 1993, and January 1994, in North Dakota, South Dakota and Wyoming and the addition of over 4,900 customers, improved operating income. Also increasing operating income was a Wyoming Supreme Court order granting recovery of a prior refund.

  Gas distribution earnings decreased due to the operating income decline and increased interest expense, primarily carrying costs being accrued on natural gas costs refundable through rate adjustments, higher financing costs related to increased capital expenditures and the previously described intercompany debt retirement. The return earned on the natural gas storage inventory (included in Other Income -- Net) and decreased income taxes somewhat mitigated the decline in earnings.

Williston Basin

  The increase in operating income reflects a January 1994 rate change due to a rate stipulation agreement with the FERC and the realization of revenue related to 7.9 million decatherms (MMdk) of natural gas transported to storage, as described in the three months discussion. In addition, improved company production volumes and decreased maintenance expenses and depreciation expense, due to the sale or transfer of unneeded facilities, further improved operating income. Decreased margins realized due to the timing of revenues being realized under the Order 636 rate structure implemented in November 1993 and decreased net throughput, primarily to off-system markets, partially offset the operating income increase. See Note 5 and the three months discussion above for more information on the implementation of Order 636. A 1993 out-of-period credit adjustment to take-or-pay surcharge amortizations also partially offset the operating income increase.

  Earnings for this business increased due to the operating income improvement, decreased long-term debt interest, the result of debt retirements and debt refinancing in July 1993, and April 1994, respectively, and increased interest being accrued on gas supply realignment transition costs (included in Other Income -- Net). Partially offsetting the earnings improvement were increased carrying costs associated with the natural gas repurchase commitment due to higher average rates.

Knife River

  Operating income increased due to sales at the newly acquired Oregon construction materials business and an improvement in coal sales at all mines, mainly the result of increased demand by electric generation customers. The operating income improvement was partially offset by a seasonal first quarter loss experienced at the Alaska construction materials business which was acquired in April 1993. Operations of the construction materials businesses are highly seasonal whereby operating losses are generally incurred during the winter months with significantly higher revenues being realized during the spring and summer construction season.

  Earnings increased due to the increase in operating income offset in part by reduced investment income, primarily lower investable funds due to the aforementioned acquisitions.

Fidelity Oil

  Operating income for the oil and natural gas production business declined as a result of lower average oil prices and an increase in operation expenses and depreciation, depletion and amortization, primarily due to increased volumes. Partially offsetting the operating income decline were higher average natural gas prices and an improvement in oil and natural gas production.

  Earnings from this business improved due to the realization of investment gains related to the sale of an equity investment in GARI, as previously discussed, and decreased income taxes. The decline in operating income partially offset the earnings increase.


Twelve Months Ended September 30, 1994 and 1993

Montana-Dakota--Electric Operations

  Operating income for the electric business improved slightly due to increased retail sales, primarily due to increased demand. Largely offsetting the operating income improvement were increased operation expenses, primarily higher payroll and benefit-related costs, increased depreciation expense and increased fuel and purchased power costs. Higher demand charges associated with the pass-through of periodic maintenance costs and the purchase of an additional five megawatts of firm capacity through a participation power contract were the primary factors behind the increase in fuel and purchased power costs. A decrease of deliveries into the MAPP, the result of a temporary shutdown in 1993 of a nuclear generating station by an Iowa utility, also reduced operating income.

  Earnings from this business unit decreased slightly due to increased long-term debt interest resulting from lower interest received from Williston Basin due to the retirement of intercompany debt, partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994.

Montana-Dakota--Natural Gas Distribution Operations

  Operating income for the natural gas distribution business increased slightly due to improved sales, primarily from the addition of over 4,700 customers, combined with general rate increases in North Dakota, South Dakota and Wyoming. Partially offsetting the operating income improvement were decreased weather-related sales and lower volumes transported to commercial and industrial customers, primarily due to two oil refineries bypassing Montana-Dakota's distribution facilities. In addition, increased operation expenses, primarily employee benefit-related costs and distribution and sales expenses related to the system expansion into north-central South Dakota, and increased depreciation expense reduced operating income for the natural gas distribution business.

  Gas distribution earnings increased due to the increase in operating income and the return being earned on the natural gas storage inventory (included in Other Income -- Net), partially offset by higher financing costs related to increased capital expenditures and carrying charges being accrued on natural gas costs refundable through rate adjustments.

Williston Basin

  Operating income declined at the natural gas transmission business as a result of decreased net throughput, primarily lower transportation to off-system markets, and revenue timing differences resulting from the implementation of Order 636. See
Note 5 and the three months discussion above for more information on the implementation of Order 636. A 1993 out-of-period credit adjustment to take-or-pay surcharge amortizations also contributed to the operating income decline. Increased general rates implemented in November 1992 and a January 1994 rate change due to a rate stipulation agreement with the FERC, partially offset the operating income decline. Revenue associated with natural gas transported to storage, as described in the three months discussion, increased company production, due to both increased production and higher average prices, and decreased maintenance expenses and depreciation expense, resulting from the sale or transfer of unneeded facilities, also partially offset the operating income decline.

  Earnings for this business unit decreased due to the aforementioned operating income decline, offset in part by reduced interest on long-term debt, the result of debt retirements and debt refinancing in July 1993, and April 1994.

Knife River

  Operating income improved due to sales at the newly acquired
Oregon construction materials business and an improvement in coal tons sold at all mines, mainly the result of increased demand by electric generation customers.

  Earnings increased due to the above-described operating income improvement, offset in part by reduced investment income, primarily resulting from lower investable funds due to the 1993 acquisitions.


Fidelity Oil

  Operating income for the oil and natural gas production business decreased as a result of a decline in oil prices and a volume-related increase in operating expenses and depreciation, depletion and amortization. Partially offsetting the operating income decline were higher oil and natural gas production and average natural gas prices.

  Earnings from this business improved due to the realization of investment gains related to the sale of an equity investment in GARI, as previously discussed. The decline in operating income and increased interest expense, stemming from higher average borrowings, somewhat reduced earnings.

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

  See Items 1 and 2 of the 1993 Form 10-K under Montana-Dakota for a discussion of general rate increase applications filed and settlements reached with the NDPSC, SDPUC and WPSC, respectively. On April 1, 1994, Montana-Dakota filed a general natural gas rate increase application with the MPSC requesting an increase of $2.6 million or 5.29%, with 25% requested on an interim basis to be effective within 30 days. On October 20, 1994, Montana-Dakota and the MPSC reached a settlement of this proceeding which will provide for additional revenues of $900,000, or 35 percent of the original amount requested. Also included as a part of the settlement was the favorable resolution of outstanding purchased gas cost adjustment filings dating back to December 1989 as well as proceedings concerning the prudency of Montana-Dakota's natural gas purchase practices, all as further described in the 1993 Form 10-K. The rate increase will become effective November 1, 1994. Montana-Dakota has also filed general natural gas rate cases in North Dakota and South Dakota requesting increases of 1.3 percent and 3.7 percent, respectively. These filings were made on May 13, 1994, in North Dakota and June 29, 1994, in South Dakota, representing a combined $2.1 million increase in revenues.

  On September 9, 1994, Montana-Dakota entered into a ten-year power supply contract with Black Hills Corporation, which operates its electric utility as Black Hills Power and Light Company. Beginning January 1, 1997, Black Hills Power and Light Company will supply the electric power and energy for Montana-Dakota's electric service requirements for its Sheridan, Wyoming service territory. The contract is subject to the approval of the FERC. The existing electric power supply contract expires on December 31, 1996.

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

  Knife River continues to seek out growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products. In 1993, Knife River acquired two construction materials operations, one in Anchorage, Alaska, and the other with locations in Medford, Oregon and Stockton, California. See Items 1 and 2 of the 1993 Form 10-K under Knife River for a further discussion of these acquisitions.

  See Notes 2 and 15 of Notes to Consolidated Financial
Statements contained in the 1993 Annual Report for a further discussion on the Company's 1993 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106) and the Company's efforts regarding regulatory recovery, including the NDPSC's January 19, 1994, order which requires the expensing, commencing January 1, 1994, of the ongoing SFAS No. 106 incremental expense estimated at $1.0 million annually. A hearing was held by the SDPUC on March 24, 1994, on the recovery of SFAS No. 106 costs. On July 21, 1994, the Commission issued an order rejecting the Company's request, determining that the pay-as-you-go method must be used for ratemaking purposes. The 1994 SFAS No. 106 incremental expense is estimated to be approximately $250,000 annually. The October 20, 1994 settlement with the MPSC discussed earlier includes the expensing and recovery of current and previously deferred SFAS No. 106 costs, effective November 1, 1994.

Liquidity and Capital Commitments

  The Company's regulated businesses operated by Montana-Dakota and Williston Basin estimate construction costs of approximately $46.6 million for the year 1994. The Company's 1994 capital needs to retire maturing long-term corporate securities are estimated at $15.3 million.

  It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements from internal sources and through the use of its $30 million revolving credit and term loan agreement, $4 million of which is outstanding at September 30, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

  Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds and a $35 million line of credit currently available, none of which is outstanding at September 30, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company, as further described in Note 12 of Notes to Consolidated Financial Statements contained in the 1993 Annual Report. At September 30, 1994, $20 million is outstanding under the term loan agreement.

  As further described in Items 1 and 2 of the 1993 Form 10-K under Williston Basin, in August 1993, Koch and Williston Basin reached a settlement that terminated the litigation with respect to all parties. The Company believes that it is entitled to recover from ratepayers most of the costs that were incurred as a result of this settlement, although the amount of the costs which can ultimately be recovered is subject to market uncertainties. See Items 1 and 2 of the 1993 Form 10-K under Williston Basin for a further discussion of this settlement.

  Knife River's capital needs of $4.6 million, excluding those required for potential mining acquisitions, will be met through funds on hand and funds generated from internal sources. In addition, effective April 20, 1994, Knife River has available
$5 million under a revolving credit and term loan agreement. It is anticipated that funds on hand, funds generated from internal sources and the revolving credit and term loan agreement will continue to meet the needs of this business unit.

  Fidelity Oil's 1994 capital needs related to its oil and natural gas acquisition, development and exploration program, estimated at $40.0 million, will be met through funds generated from internal sources, and a $20 million secured line of credit and other additional long-term financing arrangements. There was $2.2 million outstanding at September 30, 1994, under the secured line of credit.

  See Note 9 for a discussion of notices of proposed deficiency received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiencies could be significant if the IRS position were upheld.

  Prairielands' capital needs of $1.2 million are anticipated to be met through funds generated internally and its $5.4 million lines of credit, $280,000 of which is outstanding at September 30, 1994.

  The Company utilizes its $40 million lines of credit and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at September 30, 1994, under the lines of credit.

  The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 1994, the Company could have issued approximately $135 million of additional first mortgage bonds.

  The Company's coverage of fixed charges including preferred dividends was 3.1 times for twelve months ended September 30, 1994, and 3.0 times for the year 1993. Additionally, the Company's first mortgage bond interest coverage was 3.6 times for the twelve months ended September 30, 1994, compared to 3.4 times for the year 1993. Stockholders' equity as a percent of total capitalization was 59% and 56% at September 30, 1994, and December 31, 1993, respectively.

                        PART II - OTHER INFORMATION


6. Exhibits and Reports on Form 8-K

       a)  Exhibits

            (3) Amendment to Composite Certificate of
                Incorporation of MDU Resources Group, Inc.

           (27) Financial Data Schedule

       b)  Reports on Form 8-K

           None.


                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.


DATE  November 9, 1994        BY  /s/ Warren L. Robinson
                                 Warren L. Robinson
                                 Vice President, Treasurer
                                        and Chief Financial Officer



                                  /s/ Vernon A. Raile
                                 Vernon A. Raile
                                 Vice President, Controller and
                                   Chief Accounting Officer