Form 10-K
period 1994-12-31
MDU RESOURCES GROUP INC
filed 1995-03-02
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1994
                                  OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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
             Bismarck, North Dakota                  (Zip Code)
       (Address of principal executive offices)
  Registrant's telephone number, including area code: (701) 222-7900 Securities registered pursuant to Section 12(b) of the Act:
             Title of each class               Name of each exchange
        Common Stock, par value $3.33          on which registered
and Preference Share Purchase Rights          New York Stock Exchange
                                               Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                    Preferred Stock, par value $100
                           (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1995: $510,213,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 24, 1995: 18,984,654 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
1. Pages 27 through 53 of the Annual Report to Stockholders for 1994, incorporated in Part II, Items 6 and 8 of this Report.
2. Proxy Statement, dated March 6, 1995, incorporated in Part III, Items 10, 11, 12 and 13 of this Report.

                             CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General 2
   Montana-Dakota Utilities Co.
    Electric Generation, Transmission and Distribution
    Retail Natural Gas and Propane Distribution
   Williston Basin Interstate Pipeline Company
   Knife River Coal Mining Company
    Coal Operations
    Construction Materials Operations
    Consolidated Mining and Construction Materials
      Operations
   Fidelity Oil Group

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

    Montana-Dakota Utilities Co. (Montana-Dakota), the public utility division of the Company, provides electric and/or natural gas and propane distribution service at retail to 255 communities in North Dakota, eastern Montana, northern and western South Dakota and northern Wyoming, and owns and operates electric power generation and transmission facilities.

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

    As of December 31, 1994, the Company had 2,053 full-time employees with 94 employed at MDU Resources Group, Inc., including Fidelity Oil and Prairielands, 1,208 at Montana-Dakota, 281 at Williston Basin, 184 at Knife River's coal operations and 286 at Knife River's construction materials operations. Approximately 567 and 89 of the Montana-Dakota and Williston Basin employees, respectively, are represented by the International Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through August 1995, for Montana-Dakota and December 1996, for Williston Basin. Knife River's coal operations have a labor contract through August 1995, with the United Mine Workers of America, which represents its hourly workforce approximating 126 employees. Knife River's construction materials operations have eight labor contracts covering 155 employees. These contracts have expiration dates ranging from December 1995, to May 1997.

    The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Any reference to the Company's Consolidated Financial
Statements and Notes thereto shall be to the Consolidated Financial Statements and Notes thereto contained on pages 27 through 51 in the Company's Annual Report to Stockholders for 1994 (Annual
Report), which are incorporated by reference herein.

ENERGY DISTRIBUTION OPERATIONS AND PROPERTY (MONTANA-DAKOTA)

Electric Generation, Transmission and Distribution

General --

    Montana-Dakota provides electric service at retail, serving over 111,000 residential, commercial, industrial and municipal customers located in 176 communities and adjacent rural areas as of December 31, 1994. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under "System Supply, System Demand and Competition", and over 3,100 miles and 3,800 miles of transmission lines and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As of December 31, 1994, Montana-Dakota's net electric plant investment approximated $276.0 million.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. These operations, including retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the public service commissions of North Dakota, Montana, South Dakota and Wyoming.
The percentage of Montana-Dakota's 1994 electric utility retail operating revenues by jurisdiction is as follows: North Dakota -- 60%; Montana -- 23%; South Dakota -- 8% and Wyoming -- 9%.

System Supply, System Demand and Competition --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and their major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7% and 25.0%, respectively) which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 394,588 Kilowatts (kW) and a total summer net capability of 414,911 kW. The four principal generating stations are steam-turbine generating units using lignite coal for fuel.
The nameplate rating for Montana-Dakota's ownership interest in these four plants is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase ultimately up to 66,000 kW of participation power from Basin Electric Power Cooperative (Basin) (56,000 kW in 1994) for its interconnected system as described herein. The following table sets forth details applicable to the Company's electric generating stations:

                             Nameplate     Summer       1994 Net
Generating                      Rating   Capability    Generation
  Station           Type         (kW)       (kW)         (MWh)

North Dakota --
  Coyote*        Steam         103,647      106,500      620,714
  Heskett        Steam          86,000      102,000      442,911
  Williston      Combustion
                   Turbine       7,800       10,000          (38)**
South Dakota --
  Big Stone*     Steam          94,111      102,511      570,058

Montana --
  Lewis & Clark  Steam          44,000       43,800      256,582
  Glendive       Combustion
                   Turbine      34,780       30,100        7,053
  Miles City     Combustion
                   Turbine      24,250       20,000        3,839

                               394,588      414,911    1,901,119

 *Reflects Montana-Dakota's ownership interest.
**Station use exceeded generation.

    Virtually all of the current fuel requirements of Montana-Dakota's principal generating stations are met with lignite coal supplied by Knife River under various long-term contracts. See below for a further discussion of the nonrenewal of the Big Stone Station coal contract with Knife River.

    During the years ended December 31, 1990, through December 31, 1994, the average cost of lignite coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the lignite coal so consumed was as follows:

                                Years Ended December 31,
                           1994    1993     1992    1991    1990
Average cost of
  lignite coal per
  million Btu. . . .       $.97    $.96     $.97    $.99    $.98
Average cost of
  lignite coal
  per ton. . . . . .     $12.88  $12.78   $12.79  $13.06  $13.10

    In recent years, Knife River, in response to competitive pressure, has reduced its coal prices and/or not passed through cost increases which are allowed under the contracts. These price concessions have allowed Montana-Dakota to be more competitive in the Mid-Continent Area Power Pool (MAPP).

    In June 1994, the owners of the Big Stone Station notified Knife River that its contract for supplying approximately 2.1 million tons of lignite coal annually would not be renewed upon expiration in mid-1995. To replace this coal supply, the Big Stone Station owners entered into a contract with Westmoreland Resources, Inc. (Westmoreland), which becomes effective immediately upon termination of the existing contract and expires on December 31, 1999. Under the new contract, the Big Stone Station will purchase from Westmoreland a minimum of 1.2 million tons annually with a maximum not to exceed 2 million tons. Any fuel requirements which exceed the amounts purchased from Westmoreland are expected to be satisfied through spot market purchases.

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 387,100 kW in July 1991. The 1994 summer peak was 369,800 kW. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 1999 will approximate 2.1% annually. Kilowatt-hour (kWh) sales have increased approximately 1.3% annually during the most recent five years. Montana-Dakota's latest forecast indicates that its sales growth rates through 1999 will approximate .9% annually.

    Montana-Dakota has a participation power contract through October 31, 2006, with Basin for the ultimate purchase of up to approximately 66,000 kW (14.8% of the unit's maximum net capacity) from the Antelope Valley Station II, a lignite coal-fired generating station located near Beulah, North Dakota. Currently Montana-Dakota purchases 56,000 kW of such capacity and, under the terms of the contract, Montana-Dakota will purchase, on an incremental basis, an additional 5,000 kW of capacity each year for the years 1995 and 1996 for a total of 66,000 kW annually for the period 1996 through October 31, 2006. The contract requires the payment of a fixed monthly demand charge in addition to a per unit charge for power actually purchased.

    Montana-Dakota anticipates having a summer capacity position (after providing for the 15% MAPP reserve requirement) as follows:
1995 -- 21,000 kW reserve; 1996 -- 22,000 kW reserve; 1997 --
18,000 kW reserve; 1998 -- 14,000 kW reserve and 1999 -- 8,000 kW reserve.

    Montana-Dakota has major interconnections with its neighboring utilities, all of whom are MAPP members, which it considers adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

    Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. That system is supplied through an interconnection with Pacific Power & Light Company under a supply contract through December 31, 1996. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 46,600 kW and occurred in December 1983. Due to the implementation of a peak shaving load management system, Montana-Dakota estimates this annual peak will not be exceeded through 1998.

    On September 9, 1994, Montana-Dakota entered into a ten-year power supply contract with Black Hills Corporation, which operates its electric utility as Black Hills Power and Light Company (BHPL). Beginning January 1, 1997, BHPL will supply the electric power and energy for Montana-Dakota's electric service requirements for its Sheridan System. The contract is subject to approval of the FERC.

    Montana-Dakota has in place integrated resource plans which are used in planning for a reliable future supply of electricity which will coincide with anticipated customer demand. On the supply side, Montana-Dakota currently estimates that it has adequate capacity available through existing generating stations and long-term firm purchase contracts until approximately the year 2005. On the demand side, Montana-Dakota currently offers rate and other incentives to its customers designed to promote conservation, load shifting and peak shaving efforts. The development and evaluation of other economically feasible strategic marketing programs continues. Montana-Dakota has filed, as required pursuant to established filing requirements, its integrated resource plans with the Montana, North Dakota and Wyoming public service commissions.

    The electric utility industry has become, and can be expected to become increasingly competitive, due to a variety of regulatory, economic and technological changes. The increasing level of competition is being fostered, in part, by the enactment in 1992 of the National Energy Policy Act (NEPA). NEPA encourages competition by allowing both utilities and non-utilities to form non-regulated generation subsidiaries to supply additional electric demand without being restricted by the Public Utility Holding Company Act of 1935. As a result of competition in electric generation, wholesale power markets have become increasingly competitive. In addition, the FERC may order access to utility transmission systems by third-party energy producers on a case-by-case basis and may order electric utilities to enlarge their transmission systems to transport (wheel) power, subject to certain conditions. To date, no third party producers are connected to Montana-Dakota's system. Although NEPA specifically bans federally-mandated wheeling of power for retail customers, several state public utility regulatory commissions are currently studying retail wheeling and at least two of these states, California and Michigan, have proposed implementing retail wheeling on a phased or experimental basis.

    Retail wheeling means the movement of electric energy produced by another entity over an electric utility's transmission and distribution system, to a retail customer in the utility's service territory. A requirement to transmit electricity directly to retail customers would permit retail customers to purchase electric capacity and energy from the electric utility in whose service area they are located or from any other electric utility or independent power producer. None of the legislatures or utility commissions in Montana-Dakota's service territory have instituted proceedings on retail wheeling at this time.

    With the passage of NEPA and the advent of a more competitive electric utility environment, Montana-Dakota has intensified its ongoing strategic planning process and is implementing changes to increase its competitiveness. Several of these changes include consolidating small offices, modifying and simplifying operating practices, maximizing the efficient utilization of electric generating facilities and the utilization of state-of-the art computer technology. Although Montana-Dakota is unable to predict the extent of competition in the future or provide assurances as to the effect of such on its operations, Montana-Dakota is presently taking steps to effectively operate in an increasingly competitive environment.

Regulatory Matters --

    The cost of coal purchased from Knife River for use at Montana-Dakota's electric generating stations is subject to certain recoverability limits established by the Montana, North Dakota and South Dakota public service commissions. These limits allow for the recovery of coal costs which are established based on the commissions' determination of a reasonable return on equity for Knife River's coal operations, regardless of the actual cost of coal purchased. Although disallowances have occurred in the past, such amounts have not been material to Montana-Dakota's electric operations. Legislation has been introduced in the states of North Dakota and Montana which is intended to remove the effects of these limitations.

    Fuel adjustment clauses contained in North Dakota and South Dakota jurisdictional electric rate schedules allow Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (excluding demand charges) on a timely basis. Expedited rate filing procedures in Wyoming allow Montana-Dakota to timely reflect increases or decreases in fuel and purchased power costs as well as changes in demand and load management costs. In Montana (23% of electric revenues), such cost changes are includible in general rate filings.

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

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1994 actual and 1995 through 1997 anticipated construction expenditures applicable to Montana-Dakota's electric operations:

                                Actual          Estimated
                                  1994      1995    1996    1997

Production . . . . . . . .       $ 1.8     $ 6.0   $ 7.1   $ 6.7
Transmission . . . . . . .         1.4       1.7     2.5     2.0
Distribution, General
  and Common . . . . . . .        11.0       9.4    10.8     8.2
                                 $14.2     $17.1   $20.4   $16.9

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

    The Clean Air Act (Act) requires electric generating facilities to reduce sulfur dioxide emissions by the year 2000 to a level not exceeding 1.2 pounds per million Btu. Montana-Dakota's baseload electric generating stations are lignite coal fired. All of these stations, with the exception of the Big Stone Station, are equipped with scrubbers or utilize an atmospheric fluidized bed combustion boiler, which permits them to operate with emission levels less than the 1.2 pounds per million Btu. Current assessments indicate that the emissions requirement is expected to be met at the Big Stone Station by switching to competitively priced lower sulfur ("compliance") coal.

    In addition, the Act will limit the amount of nitrous oxide emissions, although the rules as they relate to the majority of Montana-Dakota's generating stations have not yet been finalized. Accordingly, Montana-Dakota is unable to determine what modifications may be necessary or the costs associated with any changes which may be required.

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with evolving laws or regulations, cannot now be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 1994 and does not expect to incur any substantial capital expenditures related to environmental facilities during 1995 through 1997.

Retail Natural Gas and Propane Distribution

General --

    Montana-Dakota sells natural gas at retail, serving over 191,000 residential, commercial and industrial customers located in 140 communities and adjacent rural areas as of December 31, 1994, and provides natural gas transportation services to certain customers on its system. These services are provided through a natural gas distribution system aggregating nearly 4,000 miles. In addition, Montana-Dakota sells propane at retail, serving over 600 residential and commercial customers in two small communities through propane distribution systems aggregating 14 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required.
As of December 31, 1994, Montana-Dakota's net gas and propane distribution plant investment approximated $83.4 million.

    The natural gas distribution operations of Montana-Dakota are subject to regulation by the public service commissions of North Dakota, Montana, South Dakota and Wyoming regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1994 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 44%; Montana -- 31%; South Dakota -- 18% and Wyoming -- 7%.

System Supply, System Demand and Competition --

    Montana-Dakota serves retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of the following states and their major communities -- North Dakota, including Bismarck, Dickinson, Williston, Minot and Jamestown; eastern Montana, including Billings, Glendive and Miles City; western and north-central South Dakota, including Rapid City, Pierre and Mobridge; and northern Wyoming, including Sheridan. These markets are highly seasonal and volumes sold depend on weather patterns.

    During 1993 and 1994, Montana-Dakota extended natural gas service to 11 north-central South Dakota communities at a cost of $8.3 million. This extension has the potential of adding approximately 1.6 million decatherms (MMdk) to annual natural gas sales.

    The following table reflects Montana-Dakota's natural gas and propane sales and natural gas transportation volumes during the last five years:

                                    Years Ended December 31,
Retail Natural Gas          1994    1993     1992     1991     1990
and Propane Throughput           Mdk (thousands of decatherms)

Sales:
  Residential. . . . . .  19,039   19,565   17,141  18,904   16,486
  Commercial . . . . . .  12,403   11,196    9,256  10,865   11,382
  Industrial . . . . . .     398      386      284     305      410
    Total Sales. . . . .  31,840   31,147   26,681  30,074   28,278
Transportation:
  Commercial . . . . . .   2,011    3,461    3,450   3,582    2,982
  Industrial . . . . . .   7,267    9,243   10,292   8,679    8,824
    Total Transporta-
      tion . . . . . . .   9,278   12,704   13,742  12,261   11,806
Total Throughput . . . .  41,118   43,851   40,423  42,335   40,084

    The restructuring of the natural gas industry, as described under "Interstate Natural Gas Transmission Operations and Property (Williston Basin)", has resulted in additional competition in retail natural gas markets. In response to this increased competition, Montana-Dakota has established various natural gas transportation service rates for its distribution business to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules and capacity release contracts whereby Montana-Dakota's interruptible customers can avail themselves of the advantages of open access transportation on the Williston Basin system. These services have enhanced Montana-Dakota's competitive posture with alternate fuels.

    However, certain of Montana-Dakota's customers have the potential of bypassing its distribution system by directly accessing Williston Basin's or other pipelines' facilities. In early 1994, two oil refineries located in Montana bypassed Montana-Dakota through an interconnection with another company's transportation facilities. Montana-Dakota continues to provide limited services to these customers. The future utilization of Montana-Dakota's facilities by these customers will be dependent upon the competitiveness of its services.

    The Company has been targeting small and large fleet vehicle owners for the use of compressed natural gas (CNG) as a vehicle fuel. CNG is a more environmentally sound fuel than gasoline, dramatically reducing carbon monoxide and other emissions, and costs substantially less than gasoline.

    In recent years, Montana-Dakota has obtained the majority of its annual natural gas requirements from Williston Basin, with the balance being provided by various producers under firm contracts. However, commensurate with Williston Basin's unbundling of its various services as a result of its implementation of the FERC's Order 636 in November 1993, as further described under "Interstate Natural Gas Transmission Operations and Property (Williston Basin)" Montana-Dakota elected to acquire approximately 85 percent of its system requirements directly from producers and processors with the balance still being provided by Williston Basin from its owned natural gas reserves. Such natural gas is supplied under firm contracts varying in length from less than one year to over five years and is transported under firm transportation agreements by Williston Basin and, with respect to Montana-Dakota's system expansion into north-central South Dakota and to south-central North Dakota, by South Dakota Intrastate Pipeline Company and Northern Border Pipeline Company, respectively. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to purchase natural gas at more nearly uniform daily volumes throughout the year and thus, meet winter peak requirements as well as allow it to better manage its gas costs.

    Montana-Dakota has implemented an integrated resource plan which is used in planning for a reliable future supply of natural gas which will coincide with anticipated customer demand. Montana-Dakota estimates that, based on supplies of natural gas currently available through its suppliers and expected to be available, it will have adequate supplies of natural gas to meet its system requirements for the next five years. Other supply alternatives being evaluated are the installation of peak shaving facilities, the acquisition of storage gas inventories and deliverability, and the interconnection with other pipelines. On the demand side, Montana-Dakota is evaluating the use of various conservation programs which include energy audits, weatherization programs and incentives for the installation of high efficiency appliances such as boilers, furnaces and water heaters. The development and evaluation of other economically feasible strategic marketing programs continues.

Regulatory Matters --

    Montana-Dakota's retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. The various commissions' current regulatory practices allow Montana-Dakota to recover increases or refund decreases in such costs within 24 months from the time such changes occur.

    Montana-Dakota filed a general natural gas rate case with the South Dakota Public Utilities Commission (SDPUC) in September 1993, requesting increased revenues of approximately $1.3 million, or 5 percent. On January 19, 1994, Montana-Dakota and the SDPUC reached a settlement of this proceeding which provides for additional revenues of $605,000, or 47 percent of the original amount requested, effective January 19, 1994. However, the issue related to Montana-Dakota's request that the SDPUC authorize accrual accounting for postretirement benefits, representing 26 percent of the amount originally requested, was deferred. A rehearing was held March 24, 1994, on the recovery of SFAS No. 106 costs. On July 21, 1994, the Commission issued an order rejecting the Company's request, determining that the pay-as-you-go method must be used for ratemaking purposes.

    On June 29, 1994, Montana-Dakota filed a general natural gas rate application with the SDPUC requesting increased revenues of approximately $1.1 million, or 3.7 percent. The filing also included the recovery of SFAS No. 106 costs, which at the time of the filing was still pending in the previous South Dakota general natural gas rate application discussed above. Montana-Dakota and the SDPUC reached a settlement of this proceeding on December 6, 1994, providing for a $500,000 annual increase effective
December 7, 1994. In addition, on December 22, 1994, Montana-Dakota and the SDPUC reached a settlement granting Montana-Dakota's request for accrual accounting for postretirement benefits and that such costs should be recovered through general rates. The settlement, which became effective January 1, 1995, allows Montana-Dakota to collect $254,000 annually for ongoing postretirement benefit costs including the recovery of deferred 1994 costs over an 18-year period.

    On April 1, 1994, Montana-Dakota filed a general natural gas rate increase application with the Montana Public Service Commission (MPSC) requesting an increase of $2.6 million or 5.3%, with 25% requested on an interim basis to be effective within 30 days. On October 26, 1994, the MPSC issued an order approving a settlement of this proceeding which provided for additional annual revenues of $900,000, or 35 percent of the original amount requested. Also included as a part of the settlement was the favorable resolution of outstanding purchased gas cost adjustment filings dating back to December 1989, as well as proceedings concerning the prudency of Montana-Dakota's decision not to implement its 1990 and 1991 gas supply conversion options. The settlement also included the expensing and recovery of current and previously deferred SFAS No. 106 costs. The rate change became effective November 1, 1994.

    Montana-Dakota filed a general natural gas rate case with the NDPSC on May 13, 1994, requesting increased revenues of approximately $945,000, or 1.3 percent. On November 9, 1994, Montana-Dakota and the NDPSC reached a settlement of this proceeding which provided for additional revenues of $565,000, or 60 percent of the original amount requested, effective November 15, 1994.

Capital Requirements --

    In 1994, Montana-Dakota expended $13.2 million for natural gas and propane distribution facilities and currently anticipates expending approximately $8.5 million, $9.4 million and $9.6 million in 1995, 1996 and 1997, respectively.

Environmental Matters --

    Montana-Dakota's natural gas and propane distribution operations are generally subject to extensive federal, state and local environmental, facility siting, zoning and planning laws and regulations. Except with regard to the issues described below, Montana-Dakota believes it is in substantial compliance with those regulations.

    Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. Both Montana-Dakota and Williston Basin have initiated testing, monitoring and remediation procedures, in accordance with applicable regulations and the work plan submitted to the EPA and the appropriate state agencies. On January 31, 1994, Montana-Dakota, Williston Basin and Rockwell International Corporation (Rockwell), manufacturer of the valve sealant, reached an agreement under which Rockwell will reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs. On the basis of findings to date, Montana-Dakota and Williston Basin estimate that future environmental assessment and remediation costs that will be incurred range from $3 million to $15 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations, the cost of remedial measures to be undertaken and the time period over which the remedial measures are implemented. Both Montana-Dakota and Williston Basin consider unreimbursed environmental remediation costs to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. Accordingly, Montana-Dakota and Williston Basin have sought and will continue to seek recovery of such costs through rate filings. Based on the estimated cost of the remediation program and the expected recovery from third parties and ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to Montana-Dakota's or Williston Basin's financial position or results of operations.

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

CENTENNIAL ENERGY HOLDINGS, INC.

INTERSTATE NATURAL GAS TRANSMISSION OPERATIONS AND PROPERTY
(WILLISTON BASIN)

General --

    Williston Basin owns and operates approximately 3,800 miles of transmission, gathering and storage lines and 24 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, suppliers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers. In addition, Williston Basin produces natural gas from owned reserves which is sold to others or used by Williston Basin for its operating needs. Williston Basin has interconnections with seven pipelines in Wyoming, Montana and North Dakota which provide for supply and market access. At December 31, 1994, the net interstate natural gas transmission plant investment was approximately $159.0 million.

    Under the Natural Gas Act (NGA), as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate and accounting matters applicable to natural gas purchases, wholesale sales, transportation, gathering and related storage operations.

System Demand and Competition --

    The natural gas transmission industry, although regulated, is very competitive. Beginning in the mid-1980s customers began switching their natural gas volumes from a bundled merchant service to transportation, and with the implementation of Order 636 which unbundled pipelines' services, this transition was accelerated. This change reflects most customers' willingness to purchase their natural gas supply from other than pipelines. Williston Basin competes with several pipelines for its customers' transportation business and at times will have to discount rates in an effort to retain market share. However, the strategic location of Williston Basin's system near five natural gas producing basins and the availability of underground storage and gathering services provided by Williston Basin along with interconnections with other pipelines serves to enhance Williston Basin's competitive position.

    Although a significant portion of Williston Basin's firm customers have relatively secure residential and commercial end-users, virtually all have some price-sensitive end-users that could switch to alternate fuels.

    In recent years, Williston Basin has provided the majority of Montana-Dakota's annual natural gas requirements. However, upon Williston Basin's implementation of Order 636, Montana-Dakota elected to acquire substantially all of its system requirements directly from processors and other producers. Williston Basin transports essentially all such natural gas for Montana-Dakota under firm transportation agreements. In addition, Montana-Dakota has contracted with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

    See "Regulatory Matters and Revenues Subject to Refund -- Order 636" for a further discussion on Williston Basin's implementation of Order 636.

    For additional information regarding Williston Basin's sales and transportation for 1992 through 1994, see Item 7 --
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

System Supply --

    Williston Basin's underground storage facilities have a certificated storage capacity of approximately 353,300 million cubic feet (MMcf), including 28,900 MMcf and 46,300 MMcf of recoverable and nonrecoverable native gas, respectively. Williston Basin's storage facilities enable its customers to purchase natural gas at more nearly uniform daily volumes throughout the year and thus, facilitate meeting winter peak requirements.

    In April 1993, Williston Basin filed an application with the FERC for authority to increase its certificated storage withdrawal capacity by 95 MMcf per day, which the FERC approved in September 1993. This increase will allow Williston Basin to expand and enhance the storage services it offers to its customers. Williston Basin has expended $9.5 million related to this enhancement, which is essentially complete.

    Natural gas supplies from traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from off-system sources. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Opportunities may exist to increase transportation and storage services through system expansion or other pipeline interconnections or enhancements and could provide substantial future benefits to Williston Basin.

    In 1993, Williston Basin interconnected its facilities with those of Many Islands Pipeline Ltd., a subsidiary of TransGas Ltd., a Saskatchewan, Canada pipeline. This interconnect, from which Williston Basin began receiving firm transportation gas in January 1994, currently provides access up to 10,000 Mcf per day firm Canadian supply with additional opportunities for interruptible volumes.

Natural Gas Production --

    Williston Basin owns in fee or holds natural gas leases and operating rights primarily applicable to the shallow rights (above 2,000 feet) in the Cedar Creek Anticline in southeastern Montana and to all rights in the Bowdoin area located in north-central Montana.

    In 1994, Williston Basin undertook a drilling program designed to increase production and to gain updated data from which to assess the future production capabilities of its natural gas reserves. In late 1994, upon analysis of the results of this program, it was determined that the future production related to these properties can be accelerated and, as a result, the economic value of these reserves has become material to its operations.

    Information on Williston Basin's natural gas production, average sales prices and production costs per Mcf related to its natural gas interests for 1994 is as follows:

                                                             1994

Production (MMcf). . . . . . . . . . . . . . . . . . . .    4,932
Average sales price. . . . . . . . . . . . . . . . . . .    $1.37
Production costs, including taxes,
  per Mcf. . . . . . . . . . . . . . . . . . . . . . . .    $0.47

   Williston Basin's gross and net productive well counts and gross and net developed and undeveloped acreage for its natural gas interests at December 31, 1994, are as follows:

                                               Gross         Net

Productive Wells . . . . . . . . . . . .         504         452
Developed Acreage (000's). . . . . . . .         228         204
Undeveloped Acreage (000's). . . . . . .          54          48

   The following table shows the results of natural gas development wells drilled and tested during 1994:

                                                             1994

Productive . . . . . . . . . . . . . . . . . . . . . . .       13
Dry Holes. . . . . . . . . . . . . . . . . . . . . . . .      ---
  Total. . . . . . . . . . . . . . . . . . . . . . . . .       13


   At December 31, 1994, there were no wells in the process of drilling.

   Williston Basin's recoverable proved developed and undeveloped natural gas reserves approximated 99.3 Bcf at December 31, 1994. These amounts are supported by a report dated January 31, 1995, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers.

   For additional information related to Williston Basin's natural gas interests, see Note 18 of Notes to Consolidated Financial
Statements.

Pending Litigation --

W. A. Moncrief --

   In November 1993, the estate of W. A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming against Williston Basin and the Company disputing certain price and volume issues under the contract. In its complaint, Moncrief alleged that, for the period January 1, 1985, through December 31, 1992, it had suffered damages ranging from $1.2 million to $5.0 million, without interest, on the price paid by Williston Basin for natural gas purchased. Moncrief requested that the Court award it such amount and further requested that Williston Basin be obligated for damages for additional volumes not purchased for the period November 1, 1993, (the date when Williston Basin implemented FERC Order 636 and abandoned its natural gas sales merchant function, see "Regulatory Matters and Revenues Subject to Refund -- Order 636" for a further discussion of Williston Basin's implementation of Order 636) to mid-1996, the remaining period of the contract.

   On June 9, 1994, Moncrief filed a motion to amend its complaint whereby it alleged a new pricing theory under Section 105 of the Natural Gas Policy Act for natural gas purchased in the past and for future volumes which Williston Basin refused to purchase effective November 1, 1993. On July 13, 1994, the Court denied Moncrief's motion to amend its complaint.

   However, on July 15, 1994, the Court, as part of addressing the proper litigants in this matter, allowed Moncrief to amend its complaint to assert its new pricing theory under the contract. Through the course of this action Moncrief has submitted its damage calculations which total approximately $18 million or, under its alternative pricing theory, $38 million. Trial is scheduled for June 12, 1995.

   Moncrief's damage claims in Williston Basin's opinion, are grossly overstated. Williston Basin further believes it has meritorious defenses and intends to vigorously defend such suit. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

Regulatory Matters and Revenues Subject to Refund --

General Rate Proceedings --

   Williston Basin had pending with the FERC two general natural gas rate change applications implemented in 1989 and 1992. On
May 3, 1994, the FERC issued an order relating to the 1989 rate change. Williston Basin requested rehearing of certain issues addressed in the order and a stay of compliance and refund pending issuance of a final order by the FERC. The requested stay was denied by the FERC and on July 20, 1994, Williston Basin refunded $47.8 million to its customers, including $33.4 million to Montana-Dakota, all of which had been reserved. Williston Basin's requested rehearing is currently pending as is the issuance of an initial order by the FERC with respect to the 1992 rate change application.

   Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and for the recovery of certain producer settlement buy-out/buy-down costs, as discussed below, to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

Producer Settlement Cost Recovery --

   In August 1993, Williston Basin filed to recover 75 percent of $28.7 million ($21.5 million) in buy-out/buy-down costs paid to Koch Hydrocarbon Company (Koch) as part of a lawsuit settlement under the alternate take-or-pay cost recovery mechanism embodied in Order 500. As permitted under Order 500, Williston Basin elected to recover 25 percent or $7.2 million of such costs through a direct surcharge to sales customers, substantially all of which has been received. In addition, through reserves previously provided, Williston Basin has absorbed an equal amount. Williston Basin elected to recover the remaining 50 percent ($14.3 million) through a throughput surcharge applicable to both sales and transportation. Williston Basin began collecting these costs, subject to refund, in October 1993, pending final approval by the FERC. On August 17, 1994, the FERC issued an order granting Williston Basin's request to collect such costs.

Order 636 --

   In 1992, the FERC issued Order 636, which required fundamental changes in the way natural gas pipelines operate. Under Order 636, pipelines are required to offer unbundled sales, transportation, storage and other services. Customers now have the option of purchasing gas from other suppliers and pipelines are required to provide "equivalent" services for all customers regardless from whom they are purchasing gas. This order provides for the use of the straight fixed variable rate design, under which all fixed storage and transmission costs, including return on equity and associated taxes, are included in a demand charge and all variable costs are recovered through a commodity charge based on volumes. Order 636 allows pipelines to recover 100 percent of prudently incurred costs (transition costs) resulting from implementation of the order.

   Williston Basin had previously filed a tariff with the FERC designed to comply with Order 636. In September 1993, the FERC issued its order authorizing Williston Basin's implementation of Order 636 tariffs effective November 1, 1993. Also included in the order was the requirement that Williston Basin's excess storage gas inventories must be offered for sale at Williston Basin's cost, as opposed to fair market value. Williston Basin requested rehearing of this issue on the grounds that the FERC's order constitutes a confiscation of its assets. This matter is currently on appeal.

   Williston Basin has also filed tariff sheets with the FERC requesting recovery of certain gas supply realignment (GSR) costs. On January 9, 1995, the FERC issued an order approving Williston Basin's request to collect $13.4 million of GSR costs related to payments made to Koch as part of a lawsuit settlement effective December 1, 1993. In addition, on February 10, 1995 the FERC issued an order approving Williston Basin's request to collect $925,000 of GSR costs effective February 1, 1995, paid as part of a settlement agreement with a natural gas producer which terminated all natural gas contracts effective with the implementation of Order 636.

   Montana-Dakota has also received approval for revised gas cost tariffs from each of its four state regulatory commissions reflecting the effects of Williston Basin's November 1, 1993 implementation of Order 636.

   The financial effect of implementing Order 636 was not material to the company's financial position or results of operations.

Natural Gas Repurchase Commitment --

   The Company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 4 of Notes to Consolidated Financial Statements. As a part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the Settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas and not recover any loss on its sale from customers.

   In January 1986, because of the uncertainty as to when a sale would be made, Williston Basin began charging the financing costs associated with this repurchase commitment to operations as incurred. Such costs, consisting principally of interest and related financing fees, approximated $4.6 million, $3.9 million and $5.8 million in 1994, 1993 and 1992, respectively.

   The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually and represent costs which Williston Basin may not recover. This matter is currently on appeal. The issue regarding the applicability of assessing storage charges to the gas creates additional uncertainty as to the costs associated with holding the gas.

   Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through
December 31, 1994, 17.4 MMdk of this natural gas had been sold and transported by Williston Basin to both on- and off-system markets. Williston Basin will continue to aggressively market the remaining
43.3 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

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

   On July 16, 1994, Williston Basin and the MMS reached a settlement which terminated the litigation and all administrative proceedings. The settlement provided that Williston Basin make a cash payment of $2.1 million, including interest, in satisfaction of all claimed royalty underpayments. Williston Basin had previously provided reserves adequate to cover the costs of the settlement.

   Additionally, on December 2, 1994, the MMS directed Williston
Basin to pay approximately $1.9 million, plus interest, in claimed royalty underpayments for the period March 1, 1988, through December 31, 1991 related to the aforementioned federal leases.
This matter is currently on appeal with the MMS.

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

Capital Requirements --

   The following schedule (in millions of dollars) summarizes the 1994 actual and 1995 through 1997 anticipated construction expenditures applicable to Williston Basin's operations:

                            Actual             Estimated
                              1994     1995       1996      1997

Production and Gathering .   $ 2.1    $ 5.8      $10.7     $ 6.6
Underground Storage. . . .     7.7       .2         .7        .8
Transmission . . . . . . .     2.3      3.4       10.3       7.0
General. . . . . . . . . .     2.3      2.4        1.2       1.2
                             $14.4    $11.8      $22.9     $15.6

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

   In mid-1992, Williston Basin discovered that several of its natural gas compressor stations had been operating without air quality permits. As a result, in late 1992, applications for permits were filed with the Montana Air Quality Bureau (Bureau), the agency for the state of Montana which regulates air quality. In March 1993, the Bureau cited Williston Basin for operating the compressors without the requisite air quality permits and further alleged excessive emissions by the compressor engines of certain air pollutants, primarily oxides of nitrogen and carbon monoxide. Williston Basin is currently engaged in discussions with the Bureau regarding test results and requirements in meeting these air emissions standards. Because the permitting process is not complete at this time, Williston Basin is unable to determine the costs that will be incurred to remedy the situation although such costs are not expected to be material to its financial position or results of operations.

MINING AND CONSTRUCTION MATERIALS OPERATIONS AND PROPERTY
(KNIFE RIVER)

Coal Operations:

General --

   The Company, through Knife River, is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah and Gascoyne, North Dakota and Savage, Montana. The average annual production from the Beulah, Gascoyne and Savage mines approximates 2.5 million, 2.1 million and 300,000 tons, respectively. Reserve estimates related to these mine locations are discussed herein. During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                     Years Ended December 31,
                               1994     1993     1992     1991     1990
                                                   (In thousands)
Tons sold:
Montana-Dakota generating
  stations . . . . . . . . .    691      624      521      618      592
Jointly-owned generating
  stations--
 Montana-Dakota's share. . .  1,049    1,034    1,021      953      895
 Others. . . . . . . . . . .  3,358    3,299    3,259    3,069    2,872
Industrial and other sales .    108      109      112       91       80
  Total  . . . . . . . . . .  5,206    5,066    4,913    4,731    4,439
Revenues . . . . . . . . . .$45,634  $44,230  $43,770  $41,201  $38,276

    In recent years, in response to competitive pressures from other mines, Knife River has reduced its coal prices and/or not passed through cost increases which are allowed under its contracts. Although Knife River has contracts in place specifying the selling price of coal, these price concessions are being made in an effort to remain competitive and maximize sales.

    In June 1994, Knife River was notified by the owners of the Big Stone Station that its contract for supplying approximately 2.1 million tons of lignite annually from the Gascoyne Mine would not be renewed. The current contract expires in mid-1995 and Knife River anticipates closing the Gascoyne Mine upon the expiration of the contract. The costs of closing the Gascoyne Mine are not expected to have a significant effect on Knife River's results of operations.

    Knife River, subsequent to the loss of the Big Stone contract, does not anticipate any significant growth in its lignite coal operations in the near future due to competition from coal and other alternate fuel sources. Limited growth opportunities may be available to Knife River's lignite coal operations through the continued evaluation and pursuit of niche markets such as agricultural products processing facilities, as well as participating in the development of clean coal technologies.

    In order to seek greater growth opportunities and to further utilize its surface mining expertise, Knife River, in 1992, began expanding its operations into the mining and marketing of aggregates and related construction materials as discussed below.

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

    The assets of Alaska Basic Industries, Inc. (ABI) and its subsidiaries were purchased by KRC Aggregate in April 1993. ABI is a vertically integrated construction materials business headquartered in Anchorage, Alaska. ABI's nine divisions handle the sale of its sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and finished aggregate products.

    In September 1993, KRC Aggregate, purchased the stock of LTM, Incorporated (LTM), Rogue Aggregates, Inc. (Rogue Aggregates) and Concrete, Inc., then construction materials subsidiaries of Terra Industries. Headquartered in Medford, Oregon, LTM and Rogue Aggregates are vertically integrated construction materials businesses serving southern Oregon markets. Their products include sand and gravel aggregates, ready-mixed concrete, asphalt and finished aggregate products. Concrete, Inc., headquartered in Stockton, California, operates four ready-mix plants in San Joaquin County. These ready-mix plants became part of KRC Aggregate's Lodi, California operations.

    On January 1, 1994, KRC Holdings, Inc., (KRC Holdings), a newly formed, wholly-owned subsidiary of Knife River acquired ownership of the above construction materials operations from KRC Aggregate. KRC Aggregate, ABI, LTM, Rogue Aggregates and Concrete, Inc.
continue to operate as subsidiaries of KRC Holdings.

    The following table reflects sales volumes and revenues for the construction materials operations during the last three years:

                                          Years Ended December 31,
                                               (In thousands)
                                          1994      1993      1992

Aggregates (tons). . . . . . . . . .     2,688     2,391       263
Asphalt (tons) . . . . . . . . . . .       391       141       ---
Ready-mixed concrete (cubic yards) .       315       157       ---
Revenues . . . . . . . . . . . . . .   $71,012   $46,167   $ 1,262

Competition --

    Knife River's construction materials products are marketed under highly competitive conditions. Since there are generally no measurable product differences in the market areas in which Knife River conducts its construction materials businesses, price is the principal competitive force these products are subject to, with service, delivery time and proximity to the customer also being significant factors. The number and size of competitors varies in each of Knife River's principal market areas and product lines.

    The demand for construction materials products is significantly influenced by the cyclical nature of the construction industry in general. The key economic factors affecting product demand are changes in the level of local, state and federal governmental spending, general economic conditions within the market area which influences both the commercial and private sectors, and prevailing interest rates. In addition, the seasonality of the construction business in Knife River's market areas due to the influence of weather is also a key factor affecting product demand.

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 1992, 1993 and 1994, no single customer accounted for more than 10 percent of annual construction materials revenues.

Consolidated Mining and Construction Materials Operations:

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1994 actual and 1995 through 1997 anticipated construction expenditures applicable to Knife River's consolidated mining and construction materials operations:

                          Actual               Estimated
                            1994        1995      1996      1997

Coal . . . . . . . . . .   $  .9       $ 2.8     $ 5.2     $ 4.9
Construction Materials .     2.7         4.6       2.9       2.6
                           $ 3.6       $ 7.4     $ 8.1     $ 7.5

   Knife River continues to seek out growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate processes. Any capital expenditures related to other potential mining acquisitions are not reflected in the above 1995 through 1997 capital needs.

Environmental Matters --

   Knife River's mining and construction materials operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Knife River believes that these operations are in substantial compliance with those regulations.

Reserve Information --

   As of December 31, 1994, Knife River had under ownership or lease, reserves of approximately 236 million tons of recoverable lignite coal at present mining locations. Such reserves estimates were prepared by Paul Weir Company Incorporated, independent mining engineers and geologists, in a report dated May 9, 1994, and have been adjusted for 1994 production. Knife River estimates that approximately 73 million tons of its reserves will be needed to supply all of Montana-Dakota's existing generating stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

   As of December 31, 1994, the combined construction materials operations had under ownership approximately 71 million tons of recoverable aggregate reserves.

OIL AND NATURAL GAS OPERATIONS AND PROPERTY (FIDELITY OIL)

General --

   The Company, through Fidelity Oil, is involved in the acquisition, exploration, development and production of oil and natural gas properties.

   Fidelity Oil, through its net proceeds interests, owns in fee or holds oil and natural gas leases and operating rights applicable to the deep rights (below 2,000 feet) in the Cedar Creek Anticline in southeastern Montana. Pursuant to an operating agreement with Shell Western E&P, Inc., Shell as operator, controls all development, production, operations and marketing applicable to such acreage. As a net proceeds interest owner, Fidelity Oil is entitled to proceeds only when a particular unit has reached payout status.

   Fidelity Oil undertakes ventures, through working-interest agreements with selected partners, that vary from the acquisition of producing properties with potential development opportunities to exploration and are located in the western United States, offshore in the Gulf of Mexico and in Canada. In these ventures, Fidelity Oil shares revenues and expenses from the development of specified properties in proportion to its investments.

Operating Information --

   Information on Fidelity Oil's oil and natural gas production, average sales prices and production costs per net equivalent barrel related to its oil and natural gas net proceeds and working interests for 1994, 1993 and 1992 are as follows:

                                                1994     1993    1992
Oil:
  Production (000's of barrels). . . . .       1,565    1,497   1,531
  Average sales price. . . . . . . . . .      $13.14   $14.84  $16.74
Natural Gas:
  Production (MMcf). . . . . . . . . . .       9,228    8,817   5,024
  Average sales price. . . . . . . . . .       $1.84    $1.86   $1.53
Production costs, including taxes,
  per net equivalent barrel. . . . . . .       $4.04    $3.98   $4.81


Well and Acreage Information --

    Fidelity Oil's gross and net productive well counts and gross and net developed and undeveloped acreage for the net proceeds and working interests at December 31, 1994, are as follows:

                                                  Gross       Net
Productive Wells:
  Oil. . . . . . . . . . . . . . . . . . . .      3,524        173
  Natural Gas  . . . . . . . . . . . . . . .        540         30
    Total. . . . . . . . . . . . . . . . . .      4,064        203
Developed Acreage (000's). . . . . . . . . .        541         51
Undeveloped Acreage (000's). . . . . . . . .        644         68

Exploratory and Development Wells --

    The following table shows the results of oil and natural gas wells drilled and tested during 1994, 1993 and 1992:

              Net Exploratory               Net Development
      Productive  Dry Holes  Total  Productive  Dry Holes  Total  Total
1994      4           3        7        6           1        7     14
1993      2           2        4        5           1        6     10
1992    ---           4        4        2           1        3      7

    At December 31, 1994, there were 5 exploratory wells and 4 development wells in the process of drilling.

Capital Requirements --

    The following summary reflects capital expenditures, including those not subject to amortization, related to oil and natural gas activities for the years 1994, 1993 and 1992:

                                          1994      1993      1992
                                                 (In thousands)

Acquisitions . . . . . . . . . . . . . $ 5,542   $ 9,296   $ 9,976
Exploration. . . . . . . . . . . . . .  13,241     7,787    11,074
Development. . . . . . . . . . . . . .  19,739     7,836     4,715
  Total Capital Expenditures . . . . . $38,522   $24,919   $25,765

    Fidelity Oil plans additional commitments to oil and gas investments and has budgeted approximately $36 million for each of the years 1995 through 1997 for such activities. Such investments are expected to be financed with a combination of funds on hand at December 31, 1994, funds to be internally generated and the $20 million currently available under Fidelity Oil's long-term financing arrangements, $3.0 million of which was outstanding at December 31, 1994.

Reserve Information --

    Fidelity Oil's recoverable proved developed and undeveloped oil and natural gas reserves approximated 12.5 million barrels and 54.9 Bcf, respectively, at December 31, 1994. Of these amounts, 8.6 million barrels and 2.2 Bcf, as supported by a report dated
January 10, 1995, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers, were related to its properties located in the Cedar Creek Anticline in southeastern Montana.

    For additional information related to Fidelity Oil's oil and natural gas interests, see Note 18 of Notes to Consolidated
Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

    Williston Basin has been named as a defendant in a legal action primarily related to certain natural gas price and volume issues.
Such suit was filed by Moncrief as described under "Pending
Litigation". Williston Basin's assessment of this proceeding is included in the description of the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1994.


                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    MDU Resources Group, Inc. common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and uses the symbol "MDU". The price range of the Company's common stock as reported by the Wall Street Journal composite tape during 1994 and 1993 and dividends declared thereon were as follows:


                                                           Common
                                 Common       Common       Stock
                               Stock Price  Stock Price  Dividends
                                 (High)       (Low)      Per Share

1994
First Quarter . . . . . . . .    $32 1/4       $29 3/8       $ .39
Second Quarter. . . . . . . .     32 1/8        26 1/2         .39
Third Quarter . . . . . . . .     28 1/4        25 3/8         .40
Fourth Quarter. . . . . . . .     28            25 3/8         .40
                                                             $1.58

1993
First Quarter . . . . . . . .    $29 1/4       $25 7/8       $ .37
Second Quarter. . . . . . . .     32 1/2        29             .37
Third Quarter . . . . . . . .     32            29 3/4         .39
Fourth Quarter. . . . . . . .     33 1/8        30 1/2         .39
                                                             $1.52


    As of December 31, 1994, the Company's common stock was held by approximately 14,600 stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to selected Financial Data on pages 52 and 53 of the Company's Annual Report which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

   The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                       Years ended December 31,
Business                              1994       1993      1992
Utility --
  Electric . . . . . . . . . . . .   $11.7      $12.6     $13.3
  Natural gas. . . . . . . . . . .      .3        1.2       1.4
                                      12.0       13.8      14.7
Natural gas transmission . . . . .     6.1        4.7       3.5
Mining and construction
  materials. . . . . . . . . . . .    11.6       12.4      10.7
Oil and natural gas production . .     9.3        7.1       5.7
Earnings on common stock . . . . .   $39.0      $38.0     $34.6
Earnings per common share. . . . .   $2.06      $2.00     $1.82
Return on average common equity. .    12.1%      12.3%     11.6%


    Earnings information presented in this table and in the following discussion is before the $8.9 million ($5.5 million after-tax) cumulative effect of a 1993 accounting change. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of this accounting change.


                 ________________________________


    Reference should be made to Items 1 and 2 -- "Business and Properties" and Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for 1992 and 1993 to conform to the 1994 presentation. Such reclassifications had no effect on net income or common stockholders' investment as previously reported.


Montana-Dakota -- Electric Operations

                                          Years ended December 31,
                                        1994       1993*       1992

Operating revenues . . . . . . . .    $133.9     $131.1      $123.9
Fuel and purchased power . . . . .      43.2       41.3        37.9
Operation and maintenance
  expenses . . . . . . . . . . . .      41.0       37.4        34.2
Operating income . . . . . . . . .      27.6       30.5        30.2

Retail sales (kWh) . . . . . . . .   1,955.1    1,893.7     1,829.9
Power deliveries to MAPP (kWh) . .     444.5      511.0       352.6

Cost of fuel and purchased
  power per kWh. . . . . . . . . .    $ .017     $ .016      $ .016


Montana-Dakota -- Natural Gas Distribution Operations

                                          Years ended December 31,
                                        1994       1993*       1992

Operating revenues:
  Sales. . . . . . . . . . . . . .    $151.7     $151.7      $123.8
  Transportation & other . . . . .       3.6        4.3         4.4
Purchased natural gas sold . . . .     111.3      114.0        89.5
Operation and maintenance
  expenses . . . . . . . . . . . .      30.0       28.6        26.0
Operating income . . . . . . . . .       3.9        4.7         4.5

Volumes (dk):
  Sales. . . . . . . . . . . . . .      31.8       31.2        26.7
  Transportation . . . . . . . . .       9.3       12.7        13.7
Total throughput . . . . . . . . .      41.1       43.9        40.4

Degree days (% of normal). . . . .      96.7%     105.5%       87.1%
Cost of natural gas, including
  transportation, per dk . . . . .    $ 3.50     $ 3.66      $ 3.35


*See Note 1 of Notes to Consolidated Financial Statements for a discussion of an accounting change to reflect unbilled revenues.


Williston Basin
                                          Years ended December 31,
                                        1994       1993        1992

Operating revenues:
 Sales for resale. . . . . . . . .     $ ---      $51.3*      $63.5*
 Transportation & other. . . . . .      70.9*      40.0*       35.5*
Purchased natural gas sold . . . .       ---       20.6        33.6
Operation and maintenance
  expenses . . . . . . . . . . . .      38.8**     39.0**      33.0**
Operating income . . . . . . . . .      21.3       20.1        21.3

Volumes (dk):
 Sales for resale--
   Montana-Dakota. . . . . . . . .       ---       13.0        16.5
   Other . . . . . . . . . . . . .       ---         .2          .3
 Transportation--
   Montana-Dakota. . . . . . . . .      33.0       18.5        11.2
   Other . . . . . . . . . . . . .      30.9       40.9        53.3
Total throughput . . . . . . . . .      63.9       72.6        81.3
_________________________________
 * Includes recovery of deferred
   natural gas contract
   buy-out/buy-down costs. . . . .     $ 8.3      $13.0       $ 5.8
** Includes amortization of
   deferred natural gas contract
   buy-out/buy-down costs. . . . .     $ 9.3      $11.8       $ 6.2

Knife River

                                          Years ended December 31,
                                        1994       1993        1992

Operating revenues:
 Coal. . . . . . . . . . . . . . .     $45.6      $44.2       $43.8
 Construction materials. . . . . .      71.0       46.2         1.2
Operation and maintenance
  expenses . . . . . . . . . . . .      84.5       59.6        21.2
Reclamation expense. . . . . . . .       3.8        3.1         3.0
Severance taxes. . . . . . . . . .       4.5        4.4         4.3
Operating income . . . . . . . . .      16.6       17.0        11.5

Sales (000's):
 Coal (tons) . . . . . . . . . . .     5,206      5,066       4,913
 Aggregates (tons) . . . . . . . .     2,688      2,391         263
 Asphalt (tons). . . . . . . . . .       391        141         ---
 Ready-mixed concrete
   (cubic yards) . . . . . . . . .       315        157         ---


Fidelity Oil

                                          Years ended December 31,
                                        1994       1993        1992

Operating revenues . . . . . . . .     $38.0      $39.1       $33.8
Operation and maintenance
 expenses. . . . . . . . . . . . .      12.0       11.6        12.0
Depreciation, depletion and
 amortization. . . . . . . . . . .      13.5       12.0         8.8
Operating income . . . . . . . . .       8.8       11.8         9.5

Production (000's):
  Oil (barrels)  . . . . . . . . .     1,565      1,497       1,531
  Natural gas (Mcf). . . . . . . .     9,228      8,817       5,024

Average sales price:
  Oil (per barrel) . . . . . . . .    $13.14     $14.84      $16.74
  Natural gas (per Mcf). . . . . .      1.84       1.86        1.53

1994 compared to 1993

Montana-Dakota--Electric Operations

    The decline in operating income reflects increased fuel and purchased power costs, principally higher demand charges associated with the pass-through from Basin of periodic maintenance costs and the purchase of an additional five megawatts of firm capacity through a participation power contract. Increased operation expenses, primarily higher payroll and benefit-related costs, largely the accrual of SFAS No. 106 costs, also negatively affected operating income. In addition, decreased deliveries to the MAPP, the result of a delay in water conservation efforts by hydroelectric generators, reduced operating income. Increased retail sales to all major markets, the result of increased demand due to more normal summer weather than that experienced in 1993, partially offset the operating income decline.

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

Montana-Dakota--Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business from the corresponding period in 1993 due to a 1.7 million decatherm (MMdk) weather-related decline in sales and decreased transportation volumes, primarily due to two oil refineries bypassing Montana-Dakota's distribution facilities. In addition, higher operation and maintenance expenses, primarily increased payroll and benefit-related costs and increased distribution and sales expenses due to the system expansion into north-central South Dakota, and increased depreciation expense reduced operating income. The benefits of general rate increases placed into effect in December 1993, January 1994, November 1994, and December 1994 in North Dakota, South Dakota, Wyoming and Montana and the addition of nearly 5,000 customers improved operating income. Also contributing operating income was a Wyoming Supreme Court order granting recovery of a prior refund.

    Gas distribution earnings decreased due to the operating income decline and increased interest expense, primarily carrying costs being accrued on natural gas costs refundable through rate adjustments, higher financing costs related to increased capital expenditures and the previously described intercompany debt retirement. The return earned on the natural gas storage inventory (included in Other Income--Net) somewhat mitigated the decline in earnings.

Williston Basin

    The increase in operating income reflects a January 1994 rate change due to a rate stipulation agreement with the FERC and the realization of revenue related to 5.0 MMdk of natural gas transported to storage. Prior to the implementation of Order 636, these revenues were recognized during the winter months when gas was withdrawn from storage whereas such revenues are now recognized primarily in the summer months when gas is transported to storage. In addition, decreased operation and maintenance expenses, depreciation and taxes other than income, primarily due to the sale or transfer of unneeded facilities, further improved operating income. Decreased net throughput, primarily to off-system markets and LDC end users, partially offset the operating income increase. A 1993 out-of-period credit adjustment to take-or-pay surcharge amortizations also partially offset the improvement in operating income. Income from company production decreased due to lower average prices, partially offset by higher production.

    Earnings for this business increased due to the operating income improvement, decreased long-term debt interest, the result of debt refinancing and debt retirements in July 1993, and April 1994, respectively, and increased interest being accrued on gas supply realignment transition costs (included in Other Income--
Net). Partially offsetting the earnings improvement were increased carrying costs associated with the natural gas repurchase commitment, due to higher average rates, and decreased investment income, the result of lower investable funds stemming from a regulatory refund made in mid-1994.

Knife River

Coal Operations --

    Operating income for the coal operations decreased primarily due to increased operation and reclamation expenses. Higher overburden removal costs at the Beulah Mine and costs associated with an early retirement program stemming from the planned closing of the Gascoyne Mine in mid-1995 were the primary factors increasing operation expense. Reclamation expense increased as a result of higher costs associated with the planned Gascoyne Mine closure. An improvement in sales, primarily at the Gascoyne Mine, mainly the result of increased demand by electric generation customers, and increased selling prices at the Beulah Mine partially offset the decline in coal operating income.

Construction Materials Operations --

    Increased sales due to the September 1993 acquisition of the Oregon construction materials businesses and improved cement, asphalt and building materials sales at the Alaskan operations were the primary contributors to the increase in construction materials operating income. Somewhat offsetting this improvement was the effects of a seasonal first quarter loss experienced at the Alaskan operations which was acquired in April 1993 and reduced aggregate and ready-mixed concrete sales at these operations due to fewer large commercial construction projects in the area than a year ago.

Consolidated --

    Earnings decreased due to the decline in coal operating income and reduced investment income, primarily lower investable funds due to the aforementioned acquisitions. The improvement in construction materials operating income somewhat mitigated the earnings decline.


Fidelity Oil

    Operating income for the oil and natural gas production business declined as a result of lower average oil prices and a volume-related increase in operation expenses and depreciation, depletion and amortization. Partially offsetting the operating income decline was an improvement in oil and natural gas production.

    Earnings for this business improved due to the realization of investment gains related to the sale of an equity investment in General Atlantic Resources, Inc., which were $3.3 million (after-tax) more than corresponding gains realized in 1993. The decline in operating income partially offset the earnings increase.

1993 compared to 1992

Montana-Dakota--Electric Operations

    Operating income for the electric business increased due to an improvement in retail sales to residential and commercial markets, primarily the result of colder weather in the first quarter of 1993. Also, improving operating income was an increase in deliveries into the MAPP, the result of water conservation efforts by hydroelectric generators and the temporary shutdown of a nuclear generating station in Iowa. Increased fuel and purchased power costs, largely higher demand charges associated with the purchase of an additional five megawatts of firm capacity through a participation power contract partially offset the improvement in operating income. Higher operation and maintenance expenses also negatively affected operating income. Employee benefit-related costs increased operation expense while higher costs associated with repairs made at the Heskett, Big Stone and Coyote stations accounted for the increase in maintenance expense.

    Earnings from this business unit declined as a result of a decrease in Other Income--Net, reflecting the on-going effects of adopting SFAS No. 106, and increased federal income taxes. A decrease in interest expense due to lower interest rates stemming from long-term debt refinancing in 1992 and lower average short-term borrowings and interest rates, and the aforementioned improvement in operating income, somewhat offset the earnings decline.

Montana-Dakota--Natural Gas Distribution Operations

    Sales increases of 4.5 MMdk, due to significantly colder weather than 1992 and the addition of over 3,500 residential and commercial customers, improved operating income for the natural gas distribution business. However, partially offsetting this improvement were the 1992 refinement of the estimated amount of delivered but unbilled natural gas volumes and increased operation and depreciation expenses. Employee benefit-related costs and distribution and sales expenses related to the system expansion into north-central South Dakota accounted for the majority of the operation expense increase. A Wyoming rate decrease effective in the second quarter of 1992 also reduced the operating income improvement.

    Gas distribution earnings decreased due to higher financing costs related to increased capital expenditures and carrying charges being accrued on natural gas costs refundable through rate adjustments, offset in part by interest savings resulting from 1992 long-term debt refinancing. The operating income change and increased Other Income--Net, primarily due to the return being earned on deferred storage costs and increased interest income earned on natural gas costs recoverable through rate adjustments in Montana, reduced the earnings decline.

Williston Basin

    Operating income declined at the natural gas transmission business as a result of decreased transportation volumes reflecting the effects of bypasses by two major transportation customers. Partially offsetting the effects of these bypasses were the increased movement of 3.4 MMdk of natural gas held under the repurchase commitment, due to favorable natural gas prices, and higher volumes transported on the November 1992 interconnection with NSP (1.8 MMdk), although at lower average rates than those replaced. Operating income was also negatively affected by the delay in the implementation of Order 636 until November 1, 1993. See Items 1 and 2 for Williston Basin for further discussions on the implementation of Order 636. Operation expenses increased slightly due to additional reserves related to the Koch settlement, increased transmission expenses and higher employee benefit-related costs. Largely offsetting the increased operation expenses are lower contract restructuring amortizations, an out-of-period adjustment to take-or-pay surcharge amortizations and a 1992 accrual for retroactive company production royalties. An adjustment to regulatory reserves reflected in operating revenues offset the effects of the additional reserves provided for the Koch settlement. Maintenance expenses increased as a result of compressor overhauls at several compressor station facilities. A weather-related sales improvement of 3.3 MMdk combined with increased general rates implemented in November 1992, partially offset the operating income decline. Income from company production improved due to increased production, but at lower average prices.

    Earnings for this business unit increased due to reduced interest expense on long-term debt, the result of debt refinancing in mid-1993, and lower carrying costs associated with the natural gas repurchase commitment, primarily the result of both lower borrowings and decreased average rates, offset in part by the decline in operating income discussed above.

Knife River

Coal Operations --

    Operating income decreased due to reduced selling prices at the Gascoyne Mine, effective June 1, 1992, following an amendment to the current coal supply agreement, and increased operation expenses. Higher overburden removal costs at the Beulah Mine and the accrual of SFAS No. 106 costs were the primary reasons for the operation expense increase. An improvement in tons sold at all mines, mainly the result of increased demand by electric generation customers, somewhat reduced the coal operating income decline.

Construction Materials Operations --

    Increased sales from the Alaskan and Oregon construction materials businesses acquired in April and September 1993, respectively, was the primary reason for the significant increase in construction materials operating income.

Consolidated --

    Earnings improved due to the construction materials operating income improvement. These increased earnings were somewhat reduced by lower coal operating income, decreased investment income (included in Other Income--Net), primarily resulting from lower investable funds due to the 1993 acquisitions and lower earned returns, and increased federal income taxes.

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

    The increase in operating income was further improved by the realization of certain investment gains resulting in the earnings improvement for this business. Increased interest expense, stemming from both higher average borrowings and rates, and increased federal income taxes, somewhat reduced earnings.


Prospective Information

    Each of the Company's businesses is subject to competition, varying in both type and degree. See Items 1 and 2 for a further discussion on the effects of these competitive forces on each of the Company's businesses.

    The operating results of the Company's utility and pipeline businesses are significantly influenced by the weather, the general economies of their respective service territories, and the ability to recover costs through the regulatory process.

    In January 1995, Montana-Dakota, in an effort to increase the efficiency of its electric and natural gas operations, announced plans to close 45 district offices throughout its service area during 1995 and early 1996. The closure of these offices will reduce Montana-Dakota's workforce by approximately 90 employees.

    Beginning October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Williston Basin will continue to aggressively market this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts. See Items 1 and 2 under Williston Basin for additional information on the natural gas held under this repurchase agreement.

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

    Knife River continues to seek additional growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products. See Items 1 and 2 under Knife River for a discussion of acquisitions made during 1992 and 1993.

    See Items 1 and 2 for Montana-Dakota and Note 15 of Notes to Consolidated Financial Statements contained in the 1994 Annual Report for a further discussion on the Company's 1993 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and the Company's efforts regarding regulatory recovery.

Liquidity and Capital Commitments

    The Company's construction costs and additional investments in mining and construction materials, and oil and natural gas activities (in millions of dollars) for 1992 through 1994 and as anticipated for 1995 through 1997 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term securities.

                                                       Estimated
  1992   1993   1994  Company/Description          1995    1996    1997
                      Montana-Dakota:
$ 13.2 $ 16.2  $14.2    Electric                 $ 17.1  $ 20.4  $ 16.9
   6.5   15.0   13.2    Natural Gas Distribution    8.5     9.4     9.6
  19.7   31.2   27.4                               25.6    29.8    26.5
   9.4    5.4   14.4  Williston Basin              11.8    22.9    15.6
  16.3   46.5    3.6  Knife River                   7.4     8.1     7.5
  25.8   24.9   38.6  Fidelity                     36.0    36.0    36.0
   ---    1.0    1.0  Prairielands                  4.6      .1      .8
  71.2  109.0   85.0                               85.4    96.9    86.4


                      Retirement/Repurchase
 131.6    3.2   22.8    of Securities              20.6    17.5    16.5
$202.8 $112.2 $107.8  Total                      $106.0  $114.4  $102.9

    In 1994 the Company's regulated businesses operated by Montana-Dakota and Williston Basin provided all of the funds needed for construction purposes. The Company's 1994 capital needs to retire maturing long-term securities were $22.8 million.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements for the years 1995 through 1997 from internal sources and through the use of its $30 million revolving credit and term loan agreement, $17 million of which is outstanding at December 31, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs for the years 1995 through 1997 with a combination of internally generated funds and lines of credit aggregating $35 million, none of which is outstanding at December 31, 1994, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company. At December 31, 1994, $17.5 million is outstanding under the term loan agreement.

    Knife River's 1994 capital needs were met through funds on hand and funds generated from internal sources. It is anticipated that funds on hand, funds generated from internal sources and lines of credit aggregating $11 million, none of which is outstanding at December 31, 1994, will continue to meet the needs of this business unit for 1995 through 1997, excluding funds which may be required for future acquisitions.

    Fidelity Oil's 1994 capital needs related to its oil and natural gas acquisition, development and exploration program were met through funds generated from internal sources and a $20 million line of credit. It is anticipated that Fidelity's 1995 through 1997 capital needs will be met from internal sources and its line of credit. At December 31, 1994, $3.0 million is outstanding under the line of credit.

    See Note 13 of Notes to Consolidated Financial Statements for a discussion of notices of proposed deficiency received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiencies could be significant if the IRS position were upheld.

    Prairielands' 1994 capital needs were met through funds generated internally and lines of credit aggregating $5.4 million, $680,000 of which is outstanding at December 31, 1994. It is anticipated that Prairieland's 1995 through 1997 capital needs will be met from internal sources and its lines of credit.

    The Company utilizes its lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at December 31, 1994, under the lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1994, the Company could have issued approximately $114 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 2.9 and 3.0 times for 1994 and 1993, respectively. Additionally, the Company's first mortgage bond interest coverage was 3.3 times in 1994 compared to 3.4 times in 1993. Stockholders' equity as a percent of total capitalization was 58% and 56% at December 31, 1994 and 1993, respectively.

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


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 2 through 5 and 12 and 13 of the Company's Proxy Statement dated March 6, 1995 (Proxy Statement) which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 6 through 11 of the Proxy
Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to Page 13 of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.



    Index to Financial Statements and Financial Statement
    Schedules.
                                                                Page
    1.  Financial Statements:

        Report of Independent Public Accountants. . . . .         *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1994 . . . . . . . . . . . . . . .         *
        Consolidated Balance Sheets at December 31,
          1994, 1993 and 1992 . . . . . . . . . . . . . .         *
        Consolidated Statements of Capitalization at
          December 31, 1994, 1993 and 1992. . . . . . . .         *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1994 . . . . . . . . . . . . . . .         *
        Notes to Consolidated Financial Statements. . . .         *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial
        Statements and Notes thereto.)

____________________

* The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 1994 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 1994 is not to be
    deemed filed as part of this report.
    3.  Exhibits:

         3(a)  Composite Certificate of Incorporation
               of MDU Resources Group, Inc., as amended
               to date . . . . . . . . . . . . . . . . . .       **
         3(b)  By-laws of MDU Resources Group, Inc.,
               as amended to date. . . . . . . . . . . . .       **
         4(a)  Indenture of Mortgage, dated as of
               May 1, 1939, as restated in the
               Forty-Fifth Supplemental Indenture,
               dated as of April 21, 1992, and the
               Forty-Sixth through Forty-Eighth
               Supplements thereto between the Company
               and the New York Trust Company
               (The Bank of New York, successor
               Corporate  Trustee) and A. C.
               Downing (W. T. Cunningham, successor
               Co-Trustee), filed as Exhibit 4(a)
               in Registration No. 33-66682; and
               Exhibits 4(e), 4(f) and 4(g)
               in Registration No. 33-53896. . . . . . . .        *
      + 10(a)  Management Incentive Compensation Plan,
               filed as Exhibit 10(a) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .        *
      + 10(b)  1992 Key Employee Stock Option Plan,
               filed as Exhibit 10(f) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .        *
      + 10(c)  Restricted Stock Bonus Plan, filed as
               Exhibit 10(b) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .        *
      + 10(d)  Supplemental Income Security Plan, as
               amended to date . . . . . . . . . . . . . .       **
      + 10(e)  Directors' Compensation Policy, filed
               as Exhibit 10(d) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .        *
      + 10(f)  Deferred Compensation Plan for Directors,
               filed as Exhibit 10(e) in Registration
               No. 33-66682. . . . . . . . . . . . . . . .        *
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1994 . . . . . . . . . . .       **
        21     Subsidiaries of MDU Resources Group, Inc. .       **
        23(a)  Consent of Independent Public Accountants .       **
        23(b)  Consent of Engineer . . . . . . . . . . . .       **
        23(c)  Consent of Engineer . . . . . . . . . . . .       **
        27     Financial Data Schedule . . . . . . . . . .       **

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

                              MDU RESOURCES GROUP, INC.


                              By:   /s/ Harold J. Mellen, Jr.
                                  Harold J. Mellen, Jr. (President
                                    and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                  Signature                  Title            Date


    /s/ Harold J. Mellen, Jr.            Chief Executive   March 2, 1995
             Harold J. Mellen, Jr.          Officer
   (President and Chief Executive Officer)and Director


    /s/ Douglas C. Kane                  Chief Operating   March 2, 1995
   Douglas C. Kane (Executive Vice        Officer and
President and Chief Operating Officer)       Director


    /s/ Warren L. Robinson               Chief Financial   March 2, 1995
      Warren L. Robinson (Vice President,   Officer
   Treasurer and Chief Financial Officer)


    /s/ Vernon A. Raile                  Chief Accounting  March 2, 1995
      Vernon A. Raile (Vice President,       Officer
  Controller and Chief Accounting Officer)


    /s/ John A. Schuchart                    Director      March 2, 1995
   John A. Schuchart (Chairman of the Board)


    /s/ Richard L. Muus                      Director      March 2, 1995
                Richard L. Muus


    /s/ Robert L. Nance                      Director     March 2, 1995
                Robert L. Nance


    /s/ John L. Olson                        Director     March 2, 1995
                 John L. Olson


    /s/ San W. Orr, Jr.                      Director     March 2, 1995
                San W. Orr, Jr.


    /s/ Charles L. Scofield                  Director     March 2, 1995
              Charles L. Scofield


    /s/ Homer A. Scott, Jr.                  Director     March 2, 1995
              Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                    Director     March 2, 1995
               Joseph T. Simmons


    /s/ Stanley F. Staples, Jr.              Director     March 2, 1995
            Stanley F. Staples, Jr.


    /s/ Sister Thomas Welder                 Director     March 2, 1995
            Sister Thomas Welder
                         EXHIBIT INDEX

Exhibit No.
     3(a)  Composite Certificate of Incorporation
           of MDU Resources Group, Inc., as amended
           to date. . . . . . . . . . . . . . . . . . . .        **
     3(b)  By-laws of MDU Resources Group, Inc.,
           as amended to date . . . . . . . . . . . . . .        **
     4(a)  Indenture of Mortgage, dated as of
           May 1, 1939, as restated in the Forty-Fifth
           Supplemental Indenture, dated as of April 21,
           1992, and the Forty-Sixth through Forty-
           Eighth Supplements thereto between the
           Company and the New York Trust Company
           (The Bank of New York, successor Corporate
           Trustee) and A. C. Downing (W. T.
           Cunningham, successor Co-Trustee), filed
           as Exhibit 4(a) in Registration No. 33-66682;
           and Exhibits 4(e), 4(f) and 4(g) in
           Registration No. 33-53896. . . . . . . . . . .         *
  + 10(a)  Management Incentive Compensative Plan,
           filed as Exhibit 10(a) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .         *
  + 10(b)  1992 Key Employee Stock Option Plan,
           filed as Exhibit 10(f) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .         *
  + 10(c)  Restricted Stock Bonus Plan, filed as
           Exhibit 10(b) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .         *
  + 10(d)  Supplemental Income Security Plan, as
           amended to date. . . . . . . . . . . . . . . .        **
  + 10(e)  Directors' Compensation Policy, filed as
           Exhibit 10(d) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .         *
  + 10(f)  Deferred Compensation Plan for Directors,
           filed as Exhibit 10(e) in Registration
           No. 33-66682 . . . . . . . . . . . . . . . . .         *
    13     Selected financial data, financial
           statements and supplementary data
           contained in the Annual Report to
           Stockholders for 1994. . . . . . . . . . . . .        **
    21     Subsidiaries of MDU Resources Group, Inc.. . .        **
    23(a)  Consent of Independent Public Accountants. . .        **
    23(b)  Consent of Engineer. . . . . . . . . . . . . .        **
    23(c)  Consent of Engineer. . . . . . . . . . . . . .        **
    27     Financial Data Schedule. . . . . . . . . . . .        **

____________________

 *  Incorporated herein by reference as indicated.
**  Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.