Form 10-Q
period 1995-03-31
MDU RESOURCES GROUP INC
filed 1995-05-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1995: 18,984,654 shares.

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

                              INDEX





Part I

 Condensed Consolidated Statements of Income --
    Three Months Ended March 31, 1995 and 1994

 Condensed Consolidated Balance Sheets --
    March 31, 1995 and 1994, and December 31, 1994

 Condensed Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1995 and 1994

 Notes to Condensed Consolidated Financial Statements

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations


Part II

Signatures

Exhibit Index

Exhibit

                       MDU RESOURCES GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                           1995      1994
                                                      (In thousands, except
                                                         per share amounts)

Operating revenues:
  Electric . . . . . . . . . . . . . . . . . . .        $  35,126   $ 35,798
  Natural gas. . . . . . . . . . . . . . . . . .           52,584     60,107
  Mining and construction materials. . . . . . .           18,863     19,882
  Oil and natural gas production . . . . . . . .            9,945      8,575
                                                          116,518    124,362
Operating expenses:
  Fuel and purchased power . . . . . . . . . . .           11,248     11,422
  Purchased natural gas sold . . . . . . . . . .           19,930     26,837
  Operation and maintenance. . . . . . . . . . .           43,703     43,656
  Depreciation, depletion and amortization . . .           12,835     11,720
  Taxes, other than income . . . . . . . . . . .            6,331      6,212
                                                           94,047     99,847
Operating income:
  Electric . . . . . . . . . . . . . . . . . . .            8,224      8,711
  Natural gas distribution . . . . . . . . . . .            5,436      5,673
  Natural gas transmission . . . . . . . . . . .            5,522      6,760
  Mining and construction materials. . . . . . .              760      1,651
  Oil and natural gas production . . . . . . . .            2,529      1,720
                                                           22,471     24,515

Other income--net. . . . . . . . . . . . . . . .              794        928
Interest expense . . . . . . . . . . . . . . . .            6,003      6,538
Carrying costs on natural gas repurchase commitment         1,440        909
Income before taxes. . . . . . . . . . . . . . .           15,822     17,996
Income taxes . . . . . . . . . . . . . . . . . .            5,550      6,297
Net income . . . . . . . . . . . . . . . . . . .           10,272     11,699
Dividends on preferred stocks. . . . . . .                    199        200
Earnings on common stock . . . . . . . . . . . .         $ 10,073   $ 11,499
Earnings per common share. . . . . . . . . . . .         $    .53   $    .61
Dividends per common share . . . . . . . . . . .         $    .40   $    .39
Average common shares outstanding. . . . . . . .           18,985     18,985


                 The accompanying notes are an integral
                       part of these statements.

                       MDU RESOURCES GROUP, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             March 31,  March 31,   December
                                               1995       1994      31, 1994
                                                     (In thousands)
ASSETS
Property, plant and equipment:
 Electric. . . . . . . . . . . . . . . . . .$  519,829 $  505,615  $  514,152
 Natural gas distribution. . . . . . . . . .   161,005    151,859     157,174
 Natural gas transmission. . . . . . . . . .   265,328    253,894     263,971
 Mining and construction materials . . . . .   149,401    145,872     147,284
 Oil and natural gas production. . . . . . .   163,596    120,815     151,532
                                             1,259,159  1,178,055   1,234,113
 Less accumulated depreciation,
   depletion and amortization. . . . . . . .   558,942    512,935     541,842
                                               700,217    665,120     692,271
Current assets:
 Cash and cash equivalents . . . . . . . . .    47,310     96,547      37,190
 Receivables . . . . . . . . . . . . . . . .    50,172     57,286      55,409
 Inventories . . . . . . . . . . . . . . . .    21,537     20,737      27,090
 Deferred income taxes . . . . . . . . . . .    30,292     39,259      26,694
 Other prepayments and current
   assets. . . . . . . . . . . . . . . . . .    11,826      9,064      12,287
                                               161,137    222,893     158,670
Natural gas available under
 repurchase commitment . . . . . . . . . . .    70,910     74,406      70,913

Investments. . . . . . . . . . . . . . . . .    19,869     18,645      16,914

Deferred charges and other assets. . . . . .    61,417     69,947      65,950
                                            $1,013,550 $1,051,011  $1,004,718

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
   18,984,654, $3.33 par value at
   March 31, 1995, and December 31, 1994,
   and $5.00 par value at March 31, 1994). .$   63,219 $   94,923  $   63,219
 Other paid in capital . . . . . . . . . . .    95,914     64,210      95,914
 Retained earnings . . . . . . . . . . . . .   170,529    163,093     168,050
                                               329,662    322,226     327,183
 Preferred stock subject to mandatory
   redemption requirements . . . . . . . . .     2,000      2,100       2,000
 Preferred stock redeemable at option
   of the Company. . . . . . . . . . . . . .    15,000     15,000      15,000
 Long-term debt. . . . . . . . . . . . . . .   206,343    221,077     217,693
                                               553,005    560,403     561,876

Commitments and contingencies                      ---        ---         ---

Current liabilities:
 Short-term borrowings . . . . . . . . . . .       ---        750         680
 Accounts payable. . . . . . . . . . . . . .    17,916     23,351      20,222
 Taxes payable . . . . . . . . . . . . . . .    17,152     22,936       8,817
 Other accrued liabilities,
   including reserved revenues . . . . . . .   100,322    126,704      88,516
 Dividends payable . . . . . . . . . . . . .     7,792      7,603       7,793
 Long-term debt and preferred
   stock due within one year . . . . . . . .    20,541     15,400      20,450
                                               163,723    196,744     146,478
Natural gas repurchase commitment. . . . . .    88,401     92,759      88,404

Deferred credits:
 Deferred income taxes . . . . . . . . . . .   114,082    112,111     114,341
 Other . . . . . . . . . . . . . . . . . . .    94,339     88,994      93,619
                                               208,421    201,105     207,960
                                            $1,013,550 $1,051,011  $1,004,718

   The accompanying notes are an integral part of these statements.

                        MDU RESOURCES GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                           1995      1994
                                                           (In thousands)

Operating activities:
   Net income . . . . . . . . . . . . . . . . . . .      $  10,272  $ 11,699
   Adjustments to reconcile net income to net
     cash provided by operations:
     Depreciation, depletion and amortization . . .         12,835    11,720
     Deferred income taxes and investment tax credit--net    1,097       168
     Recovery of deferred natural gas contract litigation
       settlement costs, net of income taxes. . . .          2,549     2,852
     Changes in current assets and liabilities--
       Receivables. . . . . . . . . . . . . . . . .          5,237    10,267
       Inventories. . . . . . . . . . . . . . . . .          5,553    (1,322)
       Other current assets . . . . . . . . . . . .         (3,137)   (1,818)
       Accounts payable . . . . . . . . . . . . . .         (2,306)   (1,616)
       Other current liabilities. . . . . . . . . .         20,140    32,868
     Other noncurrent changes . . . . . . . . . . .          2,192     3,481

  Net cash provided by operating activities . . . .         54,432    68,299


Financing activities:
   Net change in short-term borrowings. . . . . . .           (680)   (8,790)
   Issuance of long-term debt . . . . . . . . . . .          8,550       ---
   Repayment of long-term debt. . . . . . . . . . .        (19,815)  (10,600)
   Retirement of natural gas repurchase commitment.             (3)   (5,766)
   Dividends paid . . . . . . . . . . . . . . . . .         (7,793)   (7,604)

   Net cash used in financing activities. . . . . .        (19,741)  (32,760)


Investing activities:
   Additions to property, plant and equipment--
     Electric . . . . . . . . . . . . . . . . . . .         (4,009)   (2,384)
     Natural gas distribution . . . . . . . . . . .         (1,970)  (11,065)
     Natural gas transmission . . . . . . . . . . .         (1,349)    4,809
     Mining and construction materials. . . . . . .         (2,133)     (878)
     Oil and natural gas production . . . . . . . .        (12,158)   (4,011)
                                                           (21,619)  (13,529)

   Sale of natural gas available under repurchase
     commitment . . . . . . . . . . . . . . . . . .              3     4,625
   Investments. . . . . . . . . . . . . . . . . . .         (2,955)   (1,787)

   Net cash used in investing activities. . . . . .        (24,571)  (10,691)

   Increase in cash and cash equivalents. . . . . .         10,120    24,848
   Cash and cash equivalents--beginning of year . .         37,190    71,699

   Cash and cash equivalents--end of period . . . .       $ 47,310  $ 96,547

                  The accompanying notes are an integral
                         part of these statements.

                  MDU RESOURCES GROUP, INC.
               NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS

                   March 31, 1995 and 1994
                         (Unaudited)

1. Basis of presentation

     The accompanying condensed consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1994 (1994 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 1994 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying condensed consolidated interim financial statements.

2. Seasonality of operations

     Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results may not be indicative of results for the full fiscal year.

3. Pending litigation

     In November 1993, the estate of W.A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming (Court) against Williston Basin and the Company disputing certain price and volume issues under the contract. In its complaint, Moncrief alleged that, for the period January 1, 1985, through December 31, 1992, it had suffered damages ranging from $1.2 million to $5.0 million, without interest, on the price paid by Williston Basin for natural gas purchased. Moncrief requested that the Court award it such amount and further requested that Williston Basin be obligated for damages for additional volumes not purchased for the period November 1, 1993, (the date when Williston Basin implemented FERC Order 636 and abandoned its natural gas sales merchant function, see "Order 636" contained in Note 3 of the 1994 Annual Report for a further discussion of Williston Basin's implementation of Order 636) to mid-1996, the remaining period of the contract.

     On June 9, 1994, Moncrief filed a motion to amend its complaint whereby it alleged a new pricing theory under Section 105 of the Natural Gas Policy Act for natural gas purchased in the past and for future volumes which Williston Basin refused to purchase effective November 1, 1993. On July 13, 1994, the Court denied Moncrief's motion to amend its complaint.

     However, on July 15, 1994, the Court, as part of addressing the proper litigants in this matter, allowed Moncrief to amend its complaint to assert its new pricing theory under the contract. Through the course of this action Moncrief has submitted its damage calculations which total approximately $18 million or, under its alternative pricing theory, approximately $38 million. On March 10, 1995, the Court issued a summary judgment dismissing Moncrief's pricing theories and substantially reducing Moncrief's claims. On April 25, 1995, the Court granted a motion by Moncrief and issued an order wherein it agreed to certify its summary judgment to the United States Court of Appeals for the Tenth Circuit for review. As a result of this certification, the trial scheduled for June 12, 1995, will now be delayed.

     Moncrief's damage claims, in Williston Basin's opinion, are grossly overstated. Williston Basin further believes it has meritorious defenses and intends to vigorously defend such suit. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

4. Regulatory matters and revenues subject to refund

     Williston Basin had pending with the FERC two general natural gas rate change applications implemented in 1989 and 1992. On May 3, 1994, the FERC issued an order relating to the 1989 rate change. Williston Basin requested rehearing of certain issues addressed in the order and a stay of compliance and refund pending issuance of a final order by the FERC. The requested stay was denied by the FERC and on July 20, 1994, Williston Basin refunded $47.8 million to its customers, including $33.4 million to Montana-Dakota, all of which had been reserved. On April 5, 1995, the FERC issued an order on Williston Basin's rehearing request, granting in part and denying in part those issues addressed on rehearing. As a result of the FERC's order, Williston Basin has filed to recover, through a direct bill to its customers, approximately $2.5 million, plus interest, of the amount previously refunded in July 1994. The issuance of an initial order by the FERC with respect to Williston Basin's 1992 rate change application is currently pending.

     Reserves have been provided for a portion of the revenues collected subject to refund with respect to pending regulatory proceedings and for the recovery of certain producer settlement buy-out/buy-down costs to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

5. Natural gas repurchase commitment

     The Company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 4 of its 1994 Annual Report. As part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas.

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

     Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through March 31, 1995, 17.4 MMdk of this natural gas had been sold by Williston Basin for use by both on- and off-system markets. Williston Basin will continue to aggressively market the remaining 43.3 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

6. Environmental matters

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

7. Federal tax matters

     The Company's consolidated federal income tax returns were under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1991. In September 1991, the Company received a notice of proposed deficiency from the IRS for the tax years 1983 through 1985 which proposed substantial additional income taxes, plus interest. In an alternative position contained in the notice of proposed deficiency, the IRS is claiming a lower level of taxes due, plus interest and penalties. In 1992 and the first quarter of 1995, similar notices of proposed deficiency were received for the years 1986 through 1988 and 1989 through 1991, respectively. Although the notices of proposed deficiency encompass a number of separate issues, the principal issue is related to the tax treatment of deductions claimed in connection with certain investments made by Knife River and Fidelity Oil.

     The Company intends to contest vigorously the deficiencies proposed by the IRS and, in that regard, has timely filed protests for the 1983 through 1988 tax years and intends to file a protest for the tax years 1989 through 1991 contesting the treatment proposed in the notices of proposed deficiency. Although it is reasonably possible that the ultimate resolution of such matters could result in a loss of up to approximately $18 million in excess of consolidated reserves, management believes the Company has meritorious defenses to mitigate or eliminate the proposed deficiencies. In that regard, the Company's outside tax counsel has issued opinions related to the principal issue discussed above, stating that it is more likely than not that the Company would prevail in this matter.

8. Cash flow information

     Cash expenditures for interest and income taxes were as follows:

                                               Three Months Ended
                                                   March 31,
                                                 1995       1994
                                                 (In thousands)

   Interest, net of amount capitalized         $6,898     $6,716
   Income taxes                                $  592     $  589

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

                                                    Three Months
                                                        Ended
                                                      March 31,
Business                                           1995     1994
Electric                                           $ 3.5    $ 3.7
Natural gas distribution                             2.7      3.1
Natural gas transmission                             1.6      2.3
Mining and construction materials                     .9      1.4
Oil and natural gas production                       1.4      1.0
Earnings on common stock                           $10.1    $11.5

Earnings per common share                          $ .53    $ .61

Return on average common equity for the
  12 months ended                                  11.6%    10.7%


   Earnings for the quarter ended March 31, 1995, were down $1.4 million from the comparable period a year ago. Weather within the primary four-state operating area of Montana, North Dakota, South Dakota and Wyoming was 10 percent warmer than a year ago, decreasing throughput at the natural gas distribution and transmission businesses, decreasing retail sales at the electric business and decreasing coal sales at the mining operations. Sales declines were also experienced at the Company's California and Oregon construction materials operations due to higher than normal rainfall which slowed construction activity. The effect of decreased natural gas prices lowered earnings from natural gas production activities at both the natural gas transmission and oil and natural gas production businesses. Increased oil prices, and benefits derived from favorable rate changes at the natural gas distribution and transmission businesses, somewhat offset the consolidated earnings decline.



   Reference should be made to Notes to Condensed Consolidated
Financial Statements for information concerning various commitments and contingencies.

Financial and operating data

   The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for 1994 to conform to the 1995 presentation. Such reclassifications had no effect on net income or common stockholders' investment as previously reported.

Montana-Dakota -- Electric Operations


                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    1995     1994
Operating revenues:
  Retail sales                                     $ 32.1   $ 32.9
  Sales for resale and other                          3.0      2.9
                                                     35.1     35.8
Operating expenses:
  Fuel and purchased power                           11.3     11.4
  Operation and maintenance                           9.6     10.0
  Depreciation, depletion and amortization            4.0      3.9
  Taxes, other than income                            2.0      1.8
                                                     26.9     27.1
Operating income                                      8.2      8.7

Retail sales (kWh)                                  517.3    525.6
Sales for resale (kWh)                              145.1    127.6
Cost of fuel and purchased power per kWh           $ .016   $ .016


Montana-Dakota -- Natural Gas Distribution Operations

                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    1995     1994
Operating revenues:
  Sales                                            $ 57.4   $ 68.5
  Transportation and other                            1.0      1.1
                                                     58.4     69.6
Operating expenses:
  Purchased natural gas sold                         42.2     53.9
  Operation and maintenance                           7.9      7.5
  Depreciation, depletion and amortization            1.7      1.5
  Taxes, other than income                            1.1      1.0
                                                     52.9     63.9
Operating income                                      5.5      5.7

Volumes (dk):
  Sales                                              13.6     14.4
  Transportation                                      3.0      2.9
Total throughput                                     16.6     17.3

Degree days (% of normal)                           93.0%   103.0%
Cost of natural gas, including
  transportation, per dk                           $ 3.11   $ 3.74

Williston Basin

                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    1995     1994
Operating revenues:
  Transportation                                   $ 14.5*  $ 15.9*
  Storage                                             3.3      2.7
  Natural gas production and other                    1.4      2.2
                                                     19.2     20.8
Operating expenses:
  Operation and maintenance                          10.8*    11.2*
  Depreciation, depletion and amortization            1.8      1.7
  Taxes, other than income                            1.1      1.2
                                                     13.7     14.1
Operating income                                      5.5      6.7

Volumes (dk):
  Transportation--
    Montana-Dakota                                   12.5     14.5
    Other                                             7.2      9.7
  Total transportation                               19.7     24.2

  Produced (Mdk)                                    1,312    1,185

 *Includes amortization and related recovery
    of deferred natural gas contract
    buy-out/buy-down and gas supply
    realignment costs                              $  4.0   $  4.6


Knife River

                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    1995     1994
Operating revenues:
  Coal                                             $ 12.6   $ 12.8
  Construction materials                              6.3      7.1
                                                     18.9     19.9
Operating expenses:
  Operation and maintenance                          15.1     15.2
  Depreciation, depletion and amortization            1.6      1.6
  Taxes, other than income                            1.4      1.4
                                                     18.1     18.2
Operating income                                       .8      1.7

Sales (000's):
  Coal (tons)                                       1,397    1,431
  Aggregates (tons)                                   245      276
  Asphalt (tons)                                       24       17
  Ready-mixed concrete (cubic yards)                   43       52


Fidelity Oil

                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    1995     1994
Operating revenues:
  Natural gas                                      $  4.1   $  4.6
  Oil                                                 5.8      4.0
                                                      9.9      8.6
Operating expenses:
  Operation and maintenance                           2.9      3.0
  Depreciation, depletion and amortization            3.8      3.1
  Taxes, other than income                             .7       .8
                                                      7.4      6.9
Operating income                                      2.5      1.7

Production (000's):
  Natural gas (Mcf)                                 2,631    2,144
  Oil (barrels)                                       395      370

Average sales price:
  Natural gas (per Mcf)                            $ 1.53   $ 2.09
  Oil (per barrel)                                  14.72    10.85

   Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree to the Condensed Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin.


Three Months Ended March 31, 1995 and 1994

Montana-Dakota--Electric Operations

   The decline in operating income reflects decreased retail sales revenue, primarily to residential and small commercial customers due to lower weather-related demand, increased demand charges of $186,000 largely associated with the purchase of an additional five megawatts of firm capacity through a participation power contract, and increased other taxes. Lower operation and maintenance expenses, primarily decreased payroll-related costs, and increased sales for resale but at reduced rates, partially offset the operating income decline.

   Earnings for the electric business decreased due to the operating income decline.

Montana-Dakota--Natural Gas Distribution Operations

   Operating income decreased at the natural gas distribution business due to a decline in sales revenue, the result of 10 percent warmer weather. Also, the pass-through of lower natural gas costs contributed to the sales revenue decrease. The effect of rate increases placed into effect in November 1994 and December 1994 in North Dakota, South Dakota and Montana, aggregating approximately $800,000 for the first quarter of 1995, and increased sales due to the addition of nearly 5,300 customers partially offset the sales revenue decline. In addition, higher operation expenses, primarily increased payroll and benefit-related costs and increased distribution and sales expenses due to the system expansion into north-central South Dakota, and increased depreciation expense further reduced operating income.

   Natural gas distribution earnings decreased due to the operating income decline and a decreased return recognized on net storage gas inventory and demand balances. This return decline of $636,000 results from decreases in the net book balance on which the natural gas distribution business is allowed to earn a return.

Williston Basin

   Operating income declined due to a $1.4 million decrease in transportation revenues, primarily lower weather-related demand, decreased transportation of natural gas held under the repurchase commitment and increased natural gas withdrawn from prepaid storage, partially offset by favorable rate changes. Increased storage revenues of $623,000, primarily higher demand revenues associated with the storage enhancement project completed in late 1994, partially offset the operating income decline. Company production revenue declined by $896,000 primarily due to an 86 cent per decatherm decline in realized natural gas prices, which also reduced operating income.

   Earnings for this business decreased due to the operating income decline and increased carrying costs of $531,000 associated with the natural gas repurchase commitment, due to higher average interest rates. Decreased long-term debt interest of $450,000, the result of debt refinancing and debt retirements, partially offset the earnings decline.

Knife River

Coal Operations --

   Operating income for the coal operations decreased due to lower coal revenues resulting from a decline in tons sold. The sales decline was the result of reduced demand by electric generating station customers due to warmer winter weather. Slightly higher selling prices at all mines partially offset the decline in coal revenues.

Construction Materials Operations --

   Construction materials operating income declined due to lower aggregate and ready-mixed concrete sales revenues, primarily at the California operations, resulting from above normal rainfall which slowed construction activity.

Consolidated --

   Earnings decreased due to the decline in coal and construction materials operating income.

Fidelity Oil

   Operating income for the oil and natural gas production business increased as a result of higher oil revenues, $1.5 million of which was due to higher average oil prices, and $271,000 of which stemmed from increased production. Decreased natural gas prices reduced natural gas revenues by $1.5 million but was largely offset by a $1.0 million revenue improvement due to higher volumes produced. Also, partially offsetting the operating income improvement was increased depreciation, depletion and amortization of $707,000, primarily the result of increased production.

   Earnings for this business improved as a result of the increase in operating income.


Prospective Information

   Each of the Company's businesses is subject to competition, varying in both type and degree. See Items 1 and 2 in the 1994
Annual Report on Form 10-K (1994 Form 10-K) for a further discussion of the effects these competitive forces have on each of the Company's businesses.

   The operating results of the Company's electric, natural gas distribution, natural gas transmission, and mining and construction materials businesses are, in varying degrees, influenced by the weather as well as by the general economic conditions within their respective market areas. Additionally, the ability to recover costs through the regulatory process affects the operating results of the Company's electric, natural gas distribution and natural gas transmission businesses.

   In early 1995, Montana-Dakota, in an effort to increase the efficiency of its electric and natural gas operations, announced plans to close 45 district offices throughout the four-state service territory during 1995 and early 1996. These closings along with other operating efficiencies are expected to result in a reduction of between 7 and 8 percent of the utility's workforce.

   Knife River continues to seek additional growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products. See Items 1 and 2 in the 1994 Form 10-K under Knife River for a discussion of acquisitions made during 1992 and 1993.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 imposes stricter criteria for assets, including regulatory assets, by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting SFAS No. 121 on January 1, 1996, and does not expect that adoption will have a material affect on the Company's financial position or results of operations. This conclusion may change in the future depending on the extent to which recovery of the Company's long-lived assets is influenced by an increasingly competitive environment.

FERC Rulemaking on Transmission Access --

   On March 29, 1995, the Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities (FERC Docket No. RM95-8-000) and a supplemental NOPR on Recovery of Stranded Costs (FERC Docket No. RM94-7-001).

   The rules proposed in the NOPR are intended to facilitate competition among generators for sales to the bulk power supply market. If adopted, the NOPR on open access transmission would require public utilities under the Federal Power Act to file a generic set of transmission tariff terms and conditions as set forth in the rulemaking to provide open access to their transmission systems. Previously, the FERC had not imposed on utilities a general obligation to provide access to their transmission systems. In addition, each public utility would also be required to establish separate rates for its transmission and generation services for new wholesale service, and to take transmission services (including ancillary services) under the same tariffs that would be applicable to third-party users for all of its new wholesale sales and purchases of energy.

   The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with exiting wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. FERC would provide public utilities a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

   Comments on the NOPR are due August 7, 1995. It is anticipated that the proposed rule may be modified and that a final rule may take effect in early 1996. The Company is currently evaluating the NOPR to determine its impact on the Company and its customers, but cannot predict the outcome of this matter.

Liquidity and Capital Commitments

   The Company's regulated businesses operated by Montana-Dakota and Williston Basin estimate construction costs of approximately $37.4 million for the year 1995. The Company's 1995 capital needs to retire maturing long-term securities are estimated at $20.6 million.

   It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements from internal sources and through the use of its $30 million revolving credit and term loan agreement, none of which is outstanding at March 31, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

   Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds and lines of credit aggregating $35 million, none of which is outstanding at March 31, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.
On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company. At March 31, 1995, $15 million is outstanding under the term loan agreement.

   Knife River's capital needs for 1995, estimated at $7.4 million, excluding those required for potential mining acquisitions, will be met through funds on hand and funds generated from internal sources. It is anticipated that funds on hand, funds generated from internal sources and lines of credit aggregating $11 million, none of which is outstanding at March 31, 1995, will continue to meet the needs of this business unit, excluding funds which may be required for future acquisitions.

   Fidelity Oil's 1995 capital needs related to its oil and natural gas acquisition, development and exploration program, estimated at $36 million, will be met through funds generated from internal sources and a $20 million line of credit. At March 31, 1995, $10.6 million is outstanding under the line of credit.

   See Note 7 for a discussion of notices of proposed deficiency received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiency could be significant if the IRS position were upheld.

   Prairielands' 1995 capital needs, estimated at $4.6 million, will be met through funds generated internally and lines of credit aggregating $5.4 million, none of which is outstanding at March 31, 1995.

   The Company utilizes its lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at March 31, 1995, under the lines of credit.

   The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 1995, the Company could have issued approximately $117 million of additional first mortgage bonds.

   The Company's coverage of fixed charges including preferred dividends was 2.8 and 2.9 times for the twelve months ended
March 31, 1995 and for the year 1994, respectively. Additionally, the Company's first mortgage bond interest coverage was 3.3 times for both the twelve months ended March 31, 1995 and for the year 1994. Stockholders' equity as a percent of total capitalization was 60% and 58% at March 31, 1995, and December 31, 1994, respectively.
                  PART II - OTHER INFORMATION

4. Results of Votes of Security Holders

   The Company's Annual Meeting of Stockholders was held on April 25, 1995. Two proposals were submitted to stockholders as described in the Company's Proxy Statement dated March 6, 1995, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.

                                         Shares
                                         Against
                               Shares      or                    Broker
                                For      Withheld  Abstentions  Non-Votes
Proposal to elect four
  directors for terms
  expiring in 1998:
   Douglas C. Kane           15,680,289    244,477     ---         ---
   Richard L. Muus           15,673,979    250,787     ---         ---
   John L. Olson             15,710,984    213,782     ---         ---
   Joseph T. Simmons         15,712,024    212,742     ---         ---

Proposal to approve
  Non-employee Director
  Stock Compensation Plan    13,001,929  2,263,511   659,326       ---


6. Exhibits and Reports on Form 8-K

   a) Exhibits

      (27) Financial Data Schedule

   b) Reports on Form 8-K

      None.
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  May 12, 1995             BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Vice President, Treasurer
                                     and Chief Financial Officer



                                    /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer

                           EXHIBIT INDEX




Exhibit No.

(27)   Financial Data Schedule