Form 10-Q
period 1995-06-30
MDU RESOURCES GROUP INC
filed 1995-08-14
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995:
18,984,654 shares.

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

                              INDEX





Part I

  Consolidated Statements of Income --
     Three and Six Months Ended June 30, 1995 and 1994

  Consolidated Balance Sheets --
     June 30, 1995 and 1994, and December 31, 1994

  Consolidated Statements of Cash Flows --
     Six Months Ended June 30, 1995 and 1994

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations


Part II

Signatures

Exhibit Index

Exhibit

                            MDU RESOURCES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months           Six Months
                                               Ended                 Ended
                                             June 30,               June 30,
                                          1995       1994        1995    1994
                                      (In thousands, except per share amounts)

Operating revenues:
  Electric. . . . . . . . . . . . .    $ 30,384  $ 30,656   $ 65,510  $ 66,454
  Natural gas . . . . . . . . . . .      38,462    33,896     91,046    94,003
  Mining and construction
    materials . . . . . . . . . . .      31,112    31,064     49,975    50,946
  Oil and natural gas
    production. . . . . . . . . . .      11,309     9,420     21,254    17,995
                                        111,267   105,036    227,785   229,398
Operating expenses:
  Fuel and purchased power. . . . .       9,398    10,406     20,646    21,828
  Purchased natural gas sold. . . .      11,101     9,446     31,031    36,283
  Operation and maintenance . . . .      52,415    52,211     96,118    95,867
  Depreciation, depletion and
    amortization. . . . . . . . . .      13,324    11,852     26,159    23,572
  Taxes, other than income. . . . .       5,452     5,965     11,783    12,177
                                         91,690    89,880    185,737   189,727
Operating income (loss):
  Electric. . . . . . . . . . . . .       5,366     4,516     13,590    13,227
  Natural gas distribution. . . . .        (676)   (1,397)     4,760     4,276
  Natural gas transmission. . . . .       7,482     4,872     13,004    11,632
  Mining and construction
    materials . . . . . . . . . . .       4,312     5,039      5,072     6,690
  Oil and natural gas
    production. . . . . . . . . . .       3,093     2,126      5,622     3,846
                                         19,577    15,156     42,048    39,671

Other income -- net . . . . . . . .       1,339     1,275      2,133     2,203
Interest expense. . . . . . . . . .       6,003     6,539     12,006    13,077
Carrying costs on natural gas
  repurchase commitment . . . . . .       1,537     1,239      2,977     2,148

Income before taxes . . . . . . . .      13,376     8,653     29,198    26,649
Income taxes. . . . . . . . . . . .       4,714     2,976     10,264     9,273
Net income  . . . . . . . . . . . .       8,662     5,677     18,934    17,376
Dividends on preferred stocks . . .         198       200        397       400
Earnings on common stock. . . . . .    $  8,464  $  5,477   $ 18,537  $ 16,976
Earnings per common share . . . . .    $    .45  $    .29   $    .98  $    .89

Dividends per common share. . . . .    $    .40  $    .39   $    .80  $    .78
Average common shares
  outstanding . . . . . . . . . . .      18,985    18,985     18,985    18,985



              The accompanying notes are an integral part of these statements.

                                  MDU RESOURCES GROUP, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                          June 30,     June 30,   December 31,
                                            1995         1994         1994
                                                    (In thousands)
ASSETS
Property, plant and equipment:
  Electric. . . . . . . . . . . . . . . .$  526,405    $  505,613   $   514,152
  Natural gas distribution. . . . . . . .   161,831       155,301       157,174
  Natural gas transmission. . . . . . . .   267,757       258,022       263,971
  Mining and construction materials . . .   151,215       146,140       147,284
  Oil and natural gas production. . . . .   174,446       131,737       151,532
                                          1,281,654     1,196,813     1,234,113
  Less accumulated depreciation,
    depletion and amortization. . . . . .   572,498       522,465       541,842
                                            709,156       674,348       692,271
Current assets:
  Cash and cash equivalents . . . . . . .    26,605        80,871        37,190
  Receivables . . . . . . . . . . . . . .    44,324        47,366        55,409
  Inventories . . . . . . . . . . . . . .    25,330        23,877        27,090
  Deferred income taxes . . . . . . . . .    29,180        37,514        26,694
  Other prepayments and current assets. .    11,396         9,690        12,287
                                            136,835       199,318       158,670
Natural gas available under
  repurchase commitment . . . . . . . . .    70,910        73,966        70,913
Investments . . . . . . . . . . . . . . .    17,888        17,081        16,914
Deferred charges and other assets . . . .    58,564        69,587        65,950
                                         $  993,353    $1,034,300   $ 1,004,718
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    18,984,654, $3.33 par value at
    June 30, 1995 and 1994, and
    December 31, 1994). . . . . . . . . .$   63,219    $   63,219   $    63,219
  Other paid in capital . . . . . . . . .    95,914        95,914        95,914
  Retained earnings . . . . . . . . . . .   171,398       161,165       168,050
                                            330,531       320,298       327,183
  Preferred stock subject to mandatory
    redemption requirements . . . . . . .     2,000         2,100         2,000
  Preferred stock redeemable at option
    of the Company. . . . . . . . . . . .    15,000        15,000        15,000
  Long-term debt. . . . . . . . . . . . .   190,126       218,832       217,693
                                            537,657       556,230       561,876

Commitments and contingencies . . . . . .       ---           ---           ---

Current liabilities:
  Short-term borrowings . . . . . . . . .       ---           500           680
  Accounts payable. . . . . . . . . . . .    20,056        23,460        20,222
  Taxes payable . . . . . . . . . . . . .    10,221        16,750         8,817
  Other accrued liabilities, including
    reserved revenues . . . . . . . . . .    99,322       124,042        88,516
  Dividends payable . . . . . . . . . . .     7,792         7,603         7,793
  Long-term debt and preferred stock due
    within one year . . . . . . . . . . .    19,240        10,400        20,450
                                            156,631       182,755       146,478
Natural gas repurchase commitment . . . .    88,401        92,211        88,404
Deferred credits:
  Deferred income taxes . . . . . . . . .   114,561       112,100       114,341
  Other . . . . . . . . . . . . . . . . .    96,103        91,004        93,619
                                            210,664       203,104       207,960
                                         $  993,353    $1,034,300   $ 1,004,718

The accompanying notes are an integral part of these statements.
                           MDU RESOURCES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            1995       1994
                                                             (In thousands)
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .   $ 18,934   $ 17,376
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation, depletion and amortization . . . . .     26,159     23,572
     Deferred income taxes and investment tax credit--net    2,482      1,054
     Recovery of deferred natural gas contract litigation
       settlement costs, net of income taxes. . . . . .      4,387      4,693
     Changes in current assets and liabilities --
       Receivables. . . . . . . . . . . . . . . . . . .     11,085     20,187
       Inventories. . . . . . . . . . . . . . . . . . .      1,760     (4,462)
       Other current assets . . . . . . . . . . . . . .     (1,595)      (699)
       Accounts payable . . . . . . . . . . . . . . . .       (166)    (1,507)
       Other current liabilities. . . . . . . . . . . .     12,209     24,020
     Other noncurrent changes . . . . . . . . . . . . .      4,330      3,202

  Net cash provided by operating activities . . . . . .     79,585     87,436


Financing activities:
  Net change in short-term borrowings . . . . . . . . .       (680)    (9,040)
  Issuance of long-term debt. . . . . . . . . . . . . .      3,600     29,850
  Repayment of long-term debt . . . . . . . . . . . . .    (32,387)   (47,700)
  Retirement of natural gas repurchase commitment . . .         (3)    (6,314)
  Dividends paid. . . . . . . . . . . . . . . . . . . .    (15,586)   (15,209)

  Net cash used in financing activities . . . . . . . .    (45,056)   (48,413)

Investing activities:
  Additions to property, plant and equipment --
      Electric. . . . . . . . . . . . . . . . . . . . .     (8,745)    (2,704)
      Natural gas distribution. . . . . . . . . . . . .     (4,482)   (14,811)
      Natural gas transmission. . . . . . . . . . . . .     (3,780)       493
      Mining and construction materials . . . . . . . .     (4,058)    (1,884)
      Oil and natural gas production. . . . . . . . . .    (23,078)   (15,787)
                                                           (44,143)   (34,693)
  Sale of natural gas available under repurchase commitment      3      5,065
  Investments . . . . . . . . . . . . . . . . . . . . .       (974)      (223)

  Net cash used in investing activities . . . . . . . .    (45,114)   (29,851)

  Increase (decrease) in cash and cash equivalents. . .    (10,585)     9,172
  Cash and cash equivalents--beginning of year. . . . .     37,190     71,699

  Cash and cash equivalents--end of period. . . . . . .   $ 26,605   $ 80,871



              The accompanying notes are an integral part of these statements.

                  MDU RESOURCES GROUP, INC.
                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS

                   June 30, 1995 and 1994
                         (Unaudited)

1.  Basis of presentation

       The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
    December 31, 1994 (1994 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 1994 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

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

       However, on July 15, 1994, the Court, as part of addressing the proper litigants in this matter, allowed Moncrief to amend its complaint to assert its new pricing theory under the contract. Through the course of this action Moncrief has submitted its damage calculations which total approximately $18 million or, under its alternative pricing theory, approximately $38 million. On March 10, 1995, the Court issued a summary judgment dismissing Moncrief's pricing theories and substantially reducing Moncrief's claims. On May 31, 1995, the United States Court of Appeals for the Tenth Circuit determined not to hear, at that time, Moncrief's attempt to appeal the summary judgment ruling. Trial will be rescheduled with the District Court.

       Moncrief's damage claims, in Williston Basin's opinion, are grossly overstated. Williston Basin further believes it has meritorious defenses and intends to vigorously defend such suit. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

4.  Regulatory matters and revenues subject to refund

       Williston Basin had pending with the FERC two general natural gas rate change applications implemented in 1989 and 1992. On May 3, 1994, the FERC issued an order relating to the 1989 rate change. Williston Basin requested rehearing of certain issues addressed in the order and a stay of compliance and refund pending issuance of a final order by the FERC. The requested stay was denied by the FERC and on July 20, 1994, Williston Basin refunded $47.8 million to its customers, including $33.4 million to Montana-Dakota, all of which had been reserved. On April 5, 1995, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request. As a result of the FERC's order, Williston Basin, on May 18, 1995, billed its customers, approximately $2.7 million, plus interest, to recover a portion of the amount previously refunded in July 1994. On July 25, 1995, the FERC issued an order, which Williston Basin is currently evaluating, relating to Williston Basin's 1992 rate change application.

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

       Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through June 30, 1995, 17.4 MMdk of this natural gas had been sold by Williston Basin for use by both on- and off-system markets. Williston Basin will continue to aggressively market the remaining 43.3 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

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

       In mid-1992, Williston Basin discovered that several of its natural gas compressor stations had been operating without air quality permits. As a result, in late 1992, applications for permits were filed with the Montana Air Quality Bureau (Bureau), the agency for the state of Montana which regulates air quality. In March 1993, the Bureau cited Williston Basin for operating the compressors without the requisite air quality permits and further alleged excessive emissions by the compressor engines of certain air pollutants, primarily oxides of nitrogen and carbon monoxide. On May 18, 1995, Williston Basin and the Bureau reached a settlement of this issue wherein Williston Basin agreed to pay certain fines as well as to upgrade certain facilities, with the cost of both being immaterial.

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

       The Company intends to contest vigorously the deficiencies proposed by the IRS and, in that regard, has timely filed protests for the 1983 through 1991 tax years contesting the treatment proposed in the notices of proposed deficiency. Although it is reasonably possible that the ultimate resolution of such matters could result in a loss of up to approximately $18 million in excess of consolidated reserves, management believes the Company has meritorious defenses to mitigate or eliminate the proposed deficiencies. In that regard, the Company's outside tax counsel has issued opinions related to the principal issue discussed above, stating that it is more likely than not that the Company would prevail in this matter.

8.  Cash flow information

       Cash expenditures for interest and income taxes were as follows:

                                               Six Months Ended
                                                   June 30,
                                                 1995       1994
                                                 (In thousands)

    Interest, net of amount capitalized         $12,941   $11,795
    Income taxes                                $ 9,407   $ 7,237

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
                                       Three Months           Six Months
                                           Ended                 Ended
                                        June 30,              June 30,
Business                             1995        1994      1995       1994
Electric                            $    1.7  $    1.1    $   5.2   $    4.9
Natural gas distribution                 (.9)     (1.3)       1.7        1.8
Natural gas transmission                 3.3       1.4        4.9        3.7
Mining and construction
  materials                              2.8       3.3        3.7        4.7
Oil and natural gas production           1.6       1.0        3.0        1.9
Earnings on common stock            $    8.5  $    5.5    $  18.5   $   17.0

Earnings per common share           $    .45  $    .29    $   .98   $    .89

Return on average common
  equity for the 12 months
  ended                                                     12.4%      11.3%

   Earnings for the quarter ended June 30, 1995, were up $3.0 million from the comparable period a year ago. Weather within the primary four-state operating area of Montana, North Dakota, South Dakota and Wyoming was 51 percent colder than a year ago, increasing throughput at the natural gas distribution and transmission businesses. Improved sales and decreased maintenance costs at the electric business, increased oil prices and oil and natural gas production at the oil and natural gas production business and benefits derived from favorable rate changes at the natural gas distribution and transmission businesses further improved earnings. The favorable rate change at the natural gas transmission business resulted from a Federal Energy Regulatory Commission (FERC) order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing of customers for approximately $2.2 million (after-tax) to recover a portion of the amount previously refunded in July 1994. Sales declines at the Oregon construction materials operations, due to higher than normal rainfall which slowed construction activity, and the effect of lower natural gas prices at the natural gas transmission and oil and natural gas production businesses, partially offset the increase in consolidated earnings.

    Earnings for the six months ended June 30, 1995, were up $1.5 million from the comparable period a year ago. Lower maintenance costs at the electric business, increased oil prices and oil and natural gas production at the oil and natural gas production business and benefits derived from favorable rate changes at the natural gas distribution and transmission businesses increased earnings. The favorable rate change at the natural gas transmission business resulted from a FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding as previously described. Lower throughput at the natural gas transmission business, weather-related sales declines at the Oregon construction materials operations, the effects of decreased natural gas prices at the natural gas transmission and oil and natural gas production businesses, and higher operation expenses at the natural gas distribution business, partially offset the increase in consolidated earnings.

                         -----------------------

    Reference should be made to Notes to Consolidated Financial
Statements for information concerning various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for 1994 to conform to the 1995 presentation. Such reclassifications had no effect on net income or common stockholders' investment as previously reported.

Montana-Dakota -- Electric Operations

                                       Three Months           Six Months
                                           Ended                 Ended
                                         June 30,              June 30,
                                     1995        1994      1995       1994
Operating revenues:
  Retail sales                      $   28.6  $   28.3    $  60.7   $   61.3
  Sales for resale and other             1.8       2.3        4.8        5.2
                                        30.4      30.6       65.5       66.5
Operating expenses:
  Fuel and purchased power               9.4      10.4       20.6       21.8
  Operation and maintenance              9.8      10.1       19.5       20.1
  Depreciation, depletion and
    amortization                         4.1       3.9        8.1        7.9
  Taxes, other than income               1.7       1.7        3.7        3.5
                                        25.0      26.1       51.9       53.3
Operating income                         5.4       4.5       13.6       13.2

Retail sales (kWh)                     454.0     447.1      971.2      972.8
Sales for resale (kWh)                  59.6      83.8      204.8      211.3
Cost of fuel and purchased
  power per kWh                     $   .017  $   .018    $  .016   $   .017

Montana-Dakota -- Natural Gas Distribution Operations

                                       Three Months           Six Months
                                           Ended                 Ended
                                         June 30,              June 30,
                                     1995        1994      1995       1994
Operating revenues:
  Sales                             $   26.5  $   23.6    $  83.9   $   92.1
  Transportation and other                .9        .7        1.8        1.8
                                        27.4      24.3       85.7       93.9
Operating expenses:
  Purchased natural gas sold            17.9      15.9       60.1       69.8
  Operation and maintenance              7.5       7.3       15.5       14.8
  Depreciation, depletion and
    amortization                         1.7       1.5        3.3        3.0
  Taxes, other than income               1.0       1.0        2.1        2.0
                                        28.1      25.7       81.0       89.6
Operating income                         (.7)     (1.4)       4.7        4.3

Volumes (dk):
  Sales                                  5.7       4.5       19.3       18.9
  Transportation                         2.4       1.7        5.5        4.6
Total throughput                         8.1       6.2       24.8       23.5

Degree days (% of normal)             131.2%     86.6%     100.8%      99.7%
Cost of natural gas, including
  transportation, per dk            $   3.16  $   3.54    $  3.12   $   3.70

Williston Basin -- Natural Gas Transmission Operations

                                       Three Months           Six Months
                                           Ended                 Ended
                                         June 30,              June 30,
                                     1995        1994      1995       1994
Operating revenues:
  Transportation                    $   15.2*  $  12.5*   $  29.7*  $   28.4*
  Storage                                2.7       2.2        6.0        4.9
  Natural gas production and
    other                                1.1       2.3        2.5        4.5
                                        19.0      17.0       38.2       37.8
Operating expenses:
  Operation and maintenance              8.7*      9.4*      19.6*      20.6*
  Depreciation, depletion and
    amortization                         1.8       1.6        3.5        3.3
  Taxes, other than income               1.0       1.1        2.1        2.3
                                        11.5      12.1       25.2       26.2
Operating income                         7.5       4.9       13.0       11.6

Volumes (dk):
  Transportation--
    Montana-Dakota                       7.1       5.8       19.6       20.3
    Other                                8.2       6.6       15.4       16.3
  Total transportation                  15.3      12.4       35.0       36.6

  Produced (Mdk)                       1,153     1,166      2,465      2,350

 *Includes amortization and related recovery
    of deferred natural gas contract
    buy-out/buy-down and gas supply
    realignment costs               $    2.9   $   3.0    $   6.9   $    7.6

Knife River -- Mining and Construction Materials Operations

                                       Three Months           Six Months
                                           Ended                 Ended
                                         June 30,              June 30,
                                     1995        1994      1995       1994

Operating revenues:
  Coal                              $    9.9  $    9.5    $  22.5   $   22.3
  Construction materials                21.2      21.6       27.5       28.6
                                        31.1      31.1       50.0       50.9
Operating expenses:
  Operation and maintenance             24.0      23.2       39.2       38.4
  Depreciation, depletion and
    amortization                         1.6       1.6        3.2        3.2
  Taxes, other than income               1.2       1.2        2.5        2.6
                                        26.8      26.0       44.9       44.2
Operating income                         4.3       5.1        5.1        6.7

Sales (000's):
  Coal (tons)                          1,096     1,172      2,492      2,603
  Aggregates (tons)                      834       939      1,079      1,217
  Asphalt (tons)                         114       107        138        125
  Ready-mixed concrete
    (cubic yards)                         95        86        138        137

Fidelity Oil -- Oil and Natural Gas Production Operations

                                       Three Months           Six Months
                                           Ended                 Ended
                                         June 30,              June 30,
                                     1995        1994      1995       1994
Operating revenues:
  Natural gas                       $    4.2  $    4.5    $   8.3   $    9.0
  Oil                                    7.1       4.9       13.0        9.0
                                        11.3       9.4       21.3       18.0
Operating expenses:
  Operation and maintenance              3.4       3.1        6.3        6.1
  Depreciation, depletion and
    amortization                         4.1       3.2        8.0        6.2
  Taxes, other than income                .7       1.0        1.4        1.8
                                         8.2       7.3       15.7       14.1
Operating income                         3.1       2.1        5.6        3.9

Production (000's):
  Natural gas (Mcf)                    2,847     2,195      5,478      4,339
  Oil (barrels)                          440       386        835        756

Average sales price:
  Natural gas (per Mcf)             $   1.49  $   2.07    $  1.51   $   2.08
  Oil (per barrel)                     15.82     12.44      15.30      11.66

    Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree to the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended June 30, 1995 and 1994

Montana-Dakota--Electric Operations

    Operating income at the electric business increased primarily due to higher retail sales revenue and lower fuel and purchased power costs. Increased average usage by residential customers and customer additions both contributed to the revenue improvement. However, lower sales to large industrial customers, largely reduced demand by oil producers and refiners, somewhat offset the retail sales revenue improvement. Fuel and purchased power costs declined due to decreased demand charges and lower average fuel costs. The decline in demand costs, related to a participation power contract, is the result of the pass-through of periodic maintenance charges during the second quarter of 1994, offset in part by the purchase of an additional five megawatts of capacity beginning in May 1995. The decline in average fuel costs is primarily due to increased usage of the lower cost Coyote Station versus other higher cost company-owned facilities. Decreased maintenance costs at the Coyote Station, due to less scheduled downtime, also improved operating income. Lower sales for resale revenue, due to lower demand and system constraints within the Mid-Continent Area Power Pool which both lowered sales, partially offset the increase in operating income.

    Earnings for the electric business improved due to the operating income increase.

Montana-Dakota--Natural Gas Distribution Operations

    Operating income at the natural gas distribution business improved primarily due to an increase in sales revenue. The sales revenue improvement resulted from increased volumes sold, due to 51% colder weather and the addition of over 5,300 customers. In addition, the effect of general rate increases placed into effect in North Dakota, South Dakota and Montana in late 1994 further improved sales revenue. The effects of a Wyoming Supreme Court order granting recovery in 1994 of a prior refund made by Montana-Dakota and the pass-through of lower per unit natural gas costs partially offset the sales revenue increase. Transportation revenues increased due to increased volumes transported, but were largely offset by lower average rates. Higher operation expenses, primarily increased payroll and benefit-related costs, and increased depreciation expense, due to higher depreciable balances, partially offset the improvement in operating income.

    Natural gas distribution earnings increased due to the operating income improvement. A decreased return recognized on net storage gas inventory and demand balances partially offset the earnings increase. This return decline of approximately $217,000 results from decreases in the net book balance on which the natural gas distribution business is allowed to earn a return.

Williston Basin

    Natural gas transmission operating income improved primarily due to an increase in transportation and storage revenues. The transportation revenue increase resulted from the benefits of a favorable FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing of customers for approximately $2.7 million ($1.7 million after-tax) to recover a portion of the amount previously refunded in July 1994. In addition, increased volumes transported to local distribution companies and to storage added to the transportation revenue improvement. Higher demand revenues associated with the storage enhancement project completed in late 1994 contributed to the storage revenue improvement. Lower operation and maintenance expenses, primarily lower production expenses, further contributed to the increase in operating income. A decline in company production revenue, largely resulting from a 62 cent per decatherm decline in realized natural gas prices, partially offset the increase in operating income.

    Earnings for this business increased primarily due to the increase in operating income, higher interest income and lower interest expense. Higher interest income of $952,000 ($583,000 after-tax) is related to the previously described refund recovery. The interest expense decline of $541,000 resulted from debt retirements and lower reserved revenue balances. Increased carrying costs associated with the natural gas repurchase commitment, due to higher average interest rates, partially offset the earnings increase.

Knife River

Coal Operations --

    Operating income for the coal operations decreased $214,000 primarily due to higher operation expenses, the result of increased reclamation costs at the Beulah Mine due to working in higher leveling and respreading cost areas. Although sales volumes were down, coal revenues increased as a result of higher average sales prices due to price increases at the Gascoyne Mine and the effect of changes in sales mix between higher-priced versus lower-priced mines. The volume decrease results from lower sales to the Big Stone electric generating station due to its increased usage of stockpiled coal in anticipation of the expiration of the coal contract in the third quarter. However, higher sales at the Beulah Mine due to less scheduled down time this year at the Coyote Station somewhat offset the sales volume decrease.

Construction Materials Operations --

    Construction materials operating income declined $513,000 primarily due to lower revenues, primarily lower aggregate sales at the Oregon operations due to above normal rainfall which slowed construction activity. However, increased ready-mixed concrete sales at the Alaska operations and higher ready-mixed concrete prices at the Oregon operations somewhat offset the revenue decline. Operation and maintenance expenses increased due primarily from the timing of maintenance work and increased work performed by subcontractors, both at the Oregon operations, and increased volumes at the Alaska operations, partially offset by lower aggregate processing costs at the California operations due primarily to capital improvements made in 1994 and 1995.

Consolidated --

    Earnings decreased due to the decline in coal and construction materials operating income.

Fidelity Oil

    Operating income for the oil and natural gas production business increased as a result of higher oil revenues, $1.5 million of which was due to higher average oil prices, and $678,000 of which stemmed from increased production. Decreased natural gas prices reduced natural gas revenues by $1.6 million but were largely offset by a $1.3 million revenue improvement due to higher volumes produced. Adding to operating income were decreased production taxes stemming largely from the timing of payments in 1995 as compared to 1994. Also, partially offsetting the operating income improvement was increased depreciation, depletion and amortization, primarily the result of increased production.

    Earnings for this business improved as a result of the increase in operating income. Higher interest expense of $210,000, due primarily to higher average borrowings, partially offset the earnings increase.


Six Months Ended June 30, 1995 and 1994

Montana-Dakota--Electric Operations

    Operating income at the electric business increased due to lower fuel and purchased power costs due to changes in generation mix between lower cost versus higher cost generating stations and decreased maintenance expenses, both as previously described in the three month's discussion. Decreased sales for resale revenue, also as previously discussed, and increased depreciation expense and taxes other than income partially offset the increase in operating income.

    Earnings for the electric business improved due to the operating income increase.

Montana-Dakota--Natural Gas Distribution Operations

    Operating income increased at the natural gas distribution business due to the effect of $1.4 million in general rate increases, as previously described, and higher sales due to the addition of over 5,300 customers. However, the pass-through of lower per unit natural gas costs more than offset the sales revenue improvement. The effect of higher volumes transported were offset by lower average transportation rates. Higher operation expenses and depreciation expense partially offset the increase in operating income. The increase in operation expense is primarily due to increased payroll and benefit-related costs. The increase in depreciation expense is due to higher depreciable plant balances.

    Natural gas distribution earnings decreased due to a decreased return recognized on net storage gas inventory and demand balances of $853,000, as previously described in the three month's discussion, partially offset by the increase in operating income.

Williston Basin

    Operating income increased primarily due to an increase in transportation and storage revenues. The transportation revenue increase resulted from the benefits of a favorable FERC order received in April 1995, as previously described in the three month's discussion, offset in part by lower volumes transported. Decreased transportation of natural gas held under the repurchase commitment, offset in part by increased volumes moved to storage, contributed to the decline in transportation volumes. Higher demand revenues associated with the storage enhancement project completed in late 1994 contributed to the storage revenue improvement. Lower operation and maintenance expenses, primarily lower production expenses, further contributed to the increase in operating income. A decline in company production revenue, primarily due to a 76 cent per decatherm decline in realized natural gas prices, partially offset the increase in operating income.

    Earnings for this business increased due primarily to the increase in operating income, higher interest income and lower interest expense. Higher interest income of $952,000 ($583,000 after-tax) is related to the previously described refund recovery. The decline in interest expense of $1.4 million is due to debt refinancing in April 1994, debt retirements and lower reserved revenue balances. Increased carrying costs on the natural gas repurchase commitment, due to higher average interest rates, partially offset the increase in earnings.

Knife River

Coal Operations --

    Operating income for the coal operations decreased $528,000 primarily due to higher operation expenses at the Beulah Mine. The operation expense increase results from higher stripping costs, and higher reclamation costs stemming from working in higher leveling and respreading cost areas. Higher revenues resulting from price increases at all mines and increased sales at the Beulah Mine, partially offset by lower sales at the Gascoyne Mine, improved operating income. The higher sales at the Beulah Mine are due mainly to less scheduled downtime this year at the Coyote Station, while the lower sales at the Gascoyne Mine result from increased coal usage from the stockpile at the Big Stone Station in anticipation of the expiration of the coal contract in the third quarter.

Construction Materials Operations --

    Construction materials operating income declined $1.1 million due to lower revenues and higher operation and maintenance expenses. The revenue decline resulted from lower aggregate sales at the Oregon operations due to above normal rainfall which slowed construction activity. However, increased ready-mixed concrete sales at the Alaska operations and higher ready-mixed concrete prices at the Oregon operations somewhat offset the revenue decline. Operation and maintenance expenses increased due primarily to the timing of maintenance work and increased work performed by subcontractors, both at the Oregon operations, and increased volumes at the Alaska operations, partially offset by lower aggregate processing costs at the California operations due primarily to capital improvements made in 1994 and 1995.

Consolidated --

    Earnings decreased due to the decline in coal and construction materials operating income.

Fidelity Oil

    Operating income for the oil and natural gas production business increased as a result of higher oil revenues, $3.0 million of which was due to higher average oil prices, and $921,000 of which stemmed from increased production. Decreased natural gas prices reduced natural gas revenues by $3.1 million but were partially offset by a $2.4 million revenue improvement due to higher volumes produced. Also adding to operating income were decreased production taxes stemming largely from the timing of payments in 1995 as compared to 1994. Increased depreciation, depletion and amortization, primarily the result of increased production, also partially offset the operating income improvement.

    Earnings for this business improved as a result of the increase in operating income. Increased interest expense of $289,000, due primarily to higher average borrowings, partially offset the increase in earnings.

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

    On June 30, 1995, Montana-Dakota filed a general natural gas rate increase application with the Montana Public Service Commission (MPSC) requesting an increase of $2.1 million or 4.4%. The MPSC has until April 1, 1996, to issue an order. Also, on June 30, 1995, Williston Basin filed a general rate increase application with the FERC requesting an increase of $3.6 million or 6.55%, effective August 1, 1995. On July 27, 1995, the FERC issued an order suspending the implementation of the increased rates, subject to refund, until January 1, 1996.

    In early 1995, Montana-Dakota, in an effort to increase the efficiency of its electric and natural gas operations, announced plans to close 45 district offices throughout the four-state service territory during 1995 and early 1996. These closings along with other operating efficiencies are expected to result in a reduction of between 7 and 8 percent of the utility's workforce. Through June 30, 1995, 21 district offices have been closed. Additionally, two operating divisions were combined to increase efficiency. The utility now operates from five division centers, down from eight three years ago.

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

FERC Rulemaking on Transmission Access --

    On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking
(NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities (FERC Docket No. RM95-8-
000) and a supplemental NOPR on Recovery of Stranded Costs (FERC Docket No. RM94-7-001).

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

    It is anticipated that the proposed rule may be modified and that a final rule may take effect in early 1996. The Company is continuing to evaluate the NOPR to determine its impact on the Company and its customers, but cannot predict the outcome of this matter.

Liquidity and Capital Commitments

    The Company's regulated businesses operated by Montana-Dakota and Williston Basin estimate construction costs of approximately $39.9 million for the year 1995. The Company's 1995 capital needs to retire maturing long-term securities are estimated at $20.6 million.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements from internal sources and through the use of its $30 million revolving credit and term loan agreement, none of which is outstanding at June 30, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds and lines of credit aggregating $35 million, none of which is outstanding at June 30, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company. At June 30, 1995, $12.5 million is outstanding under the term loan agreement.

    Knife River's capital needs for 1995, estimated at $7.4 million, excluding those required for potential mining acquisitions, will be met through funds on hand, funds generated from internal sources and lines of credit aggregating $11 million, none of which is outstanding at June 30, 1995. It is anticipated that funds required for future acquisitions will be met primarily from additional borrowings.

    Fidelity Oil's 1995 capital needs related to its oil and natural gas acquisition, development and exploration program, estimated at $43.5 million, will be met through funds generated from internal sources and lines of credit aggregating $55 million. On July 14, 1995, amounts available under the lines of credit were increased from $35 to $55 million. At June 30, 1995, $20.6 million is outstanding under the lines of credit.

    See Note 7 for a discussion of notices of proposed deficiency received from the IRS proposing substantial additional income taxes. If the IRS position were upheld, the level of funds required would be significant.

    Prairielands' 1995 capital needs, estimated at $2.9 million, will be met through funds generated internally and lines of credit aggregating $5.4 million, none of which is outstanding at June 30, 1995.

    The Company utilizes its lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at June 30, 1995, under the lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 1995, the Company could have issued approximately $145 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 3.0 and 2.9 times for the twelve months ended
June 30, 1995, and for the year 1994, respectively. Additionally, the Company's first mortgage bond interest coverage was 3.6 and 3.3 times for the twelve months ended June 30, 1995, and for the year 1994, respectively. Stockholders' equity as a percent of total capitalization was 62% and 58% at June 30, 1995, and December 31, 1994, respectively.

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


                                       MDU RESOURCES GROUP, INC.




DATE  August 14, 1995                  BY    /s/ Warren L. Robinson
                                            Warren L. Robinson
                                            Vice President, Treasurer
                                              and Chief Financial Officer



                                             /s/ Vernon A. Raile
                                            Vernon A. Raile
                                            Vice President, Controller and
                                              Chief Accounting Officer

                                   EXHIBIT INDEX





Exhibit No.

(27)  Financial Data Schedule