Form 10-Q
period 1995-09-30
MDU RESOURCES GROUP INC
filed 1995-11-08
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1995:
28,476,981 shares.

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

     Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North
     Dakota and, through its wholly-owned subsidiary KRC
     Holdings, Inc., surface mines and markets aggregates and related construction materials in the Anchorage, Alaska area, southern Oregon, north-central
     California and the Hawaiian Islands.

     Fidelity Oil is comprised of Fidelity Oil Co. and
     Fidelity Oil Holdings, Inc., which own oil and natural gas interests in the western United States, the Gulf Coast and Canada through investments with several oil and natural gas producers.

     Prairielands seeks new energy markets while continuing to expand present markets for natural gas.
     Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines and local distribution companies and, through its wholly-owned subsidiary, Prairie Propane, Inc., operates bulk propane facilities in north-central and southeastern North Dakota.

                              INDEX





Part I

  Consolidated Statements of Income --
     Three and Nine Months Ended September 30, 1995
     and 1994

  Consolidated Balance Sheets --
     September 30, 1995 and 1994, and December 31, 1994

  Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 1995 and 1994

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Part II

Signatures

Exhibit Index

Exhibit
                          MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Three Months        Nine Months
                                                Ended              Ended
                                           September 30,       September 30,
                                          1995       1994     1995       1994
                                       (In thousands, except per share amounts)

Operating revenues:
  Electric. . . . . . . . . . . . . . .  $ 34,780  $ 33,007  $100,290  $ 99,461
  Natural gas . . . . . . . . . . . . .    28,083    23,327   119,129   117,330
  Mining and construction
    materials . . . . . . . . . . . . .    39,471    39,849    89,446    90,795
  Oil and natural gas
    production. . . . . . . . . . . . .    11,611    10,345    32,865    28,340
                                          113,945   106,528   341,730   335,926
Operating expenses:
  Fuel and purchased power. . . . . . .    10,684    10,224    31,330    32,052
  Purchased natural gas sold. . . . . .     5,088     2,468    36,119    38,751
  Operation and maintenance . . . . . .    56,980    56,480   153,098   152,347
  Depreciation, depletion and
    amortization. . . . . . . . . . . .    13,609    12,414    39,768    35,986
  Taxes, other than income. . . . . . .     5,245     6,032    17,028    18,209
                                           91,606    87,618   277,343   277,345
Operating income (loss):
  Electric. . . . . . . . . . . . . . .     8,482     7,689    22,072    20,916
  Natural gas distribution. . . . . . .    (2,405)   (3,871)    2,355       405
  Natural gas transmission. . . . . . .     5,832     4,369    18,836    16,001
  Mining and construction
    materials . . . . . . . . . . . . .     7,332     8,053    12,404    14,743
  Oil and natural gas
    production. . . . . . . . . . . . .     3,098     2,670     8,720     6,516
                                           22,339    18,910    64,387    58,581

Other income -- net . . . . . . . . . .     1,095     8,367     3,228    10,570
Interest expense. . . . . . . . . . . .     6,089     6,288    18,095    19,365
Carrying costs on natural gas
  repurchase commitment . . . . . . . .     1,503     1,195     4,480     3,343

Income before taxes . . . . . . . . . .    15,842    19,794    45,040    46,443
Income taxes. . . . . . . . . . . . . .     5,370     7,443    15,634    16,716
Net income  . . . . . . . . . . . . . .    10,472    12,351    29,406    29,727
Dividends on preferred stocks . . . . .       197       198       594       598
Earnings on common stock. . . . . . . .  $ 10,275  $ 12,153  $ 28,812  $ 29,129
Earnings per common share . . . . . . .  $    .36  $    .43  $   1.01  $   1.02

Dividends per common share. . . . . . .  $    .27  $    .27  $    .81  $   .79
Average common shares
  outstanding . . . . . . . . . . . . .    28,477    28,477    28,477    28,477

              The accompanying notes are an integral part of these statements.
                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                     September 30,  September 30,  December 31,
                                             1995          1994         1994
                                                      (In thousands)
ASSETS
Property, plant and equipment:
  Electric. . . . . . . . . . . . . . . $  530,633    $  510,376     $  514,152
  Natural gas distribution. . . . . . .    163,658       159,081        157,174
  Natural gas transmission. . . . . . .    270,781       261,547        263,971
  Mining and construction materials . .    151,408       146,401        147,284
  Oil and natural gas production. . . .    180,045       144,120        151,532
                                         1,296,525     1,221,525      1,234,113
  Less accumulated depreciation,
    depletion and amortization. . . . .    586,488       532,599        541,842
                                           710,037       688,926        692,271
Current assets:
  Cash and cash equivalents . . . . . .     37,059        38,546         37,190
  Receivables . . . . . . . . . . . . .     44,535        40,530         55,409
  Inventories . . . . . . . . . . . . .     27,561        26,199         27,090
  Deferred income taxes . . . . . . . .     28,611        24,043         26,694
  Other prepayments and current assets.     12,172         9,488         12,287
                                           149,938       138,806        158,670
Natural gas available under
  repurchase commitment . . . . . . . .     70,750        73,013         70,913
Investments . . . . . . . . . . . . . .     45,650        15,693         16,914
Deferred charges and other assets . . .     60,283        67,573         65,950
                                        $1,036,658    $  984,011    $ 1,004,718
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    28,476,981, $3.33 par value at
    September 30, 1995, 18,984,654,
    $3.33 par value at September 30,
    1994 and December 31, 1994). . . .  $   94,828    $   63,219    $    63,219
  Other paid in capital . . . . . . . .     64,305        95,914         95,914
  Retained earnings . . . . . . . . . .    173,914       165,724        168,050
                                           333,047       324,857        327,183
  Preferred stock subject to mandatory
    redemption requirements . . . . . .      2,000         2,100          2,000
  Preferred stock redeemable at option
    of the Company. . . . . . . . . . .     15,000        15,000         15,000
  Long-term debt. . . . . . . . . . . .    233,328       206,363        217,693
                                           583,375       548,320        561,876

Commitments and contingencies . . . . .        ---           ---            ---

Current liabilities:
  Short-term borrowings . . . . . . . .      1,335           280            680
  Accounts payable. . . . . . . . . . .     20,671        21,502         20,222
  Taxes payable . . . . . . . . . . . .     12,872         3,867          8,817
  Other accrued liabilities, including
    reserved revenues . . . . . . . . .     91,200        80,519         88,516
  Dividends payable . . . . . . . . . .      7,958         7,793          7,793
  Long-term debt and preferred stock due
    within one year . . . . . . . . . .     18,080        20,425         20,450
                                           152,116       134,386        146,478
Natural gas repurchase commitment . . .     88,200        91,022         88,404

Deferred credits:
  Deferred income taxes . . . . . . . .    116,466       116,446        114,341
  Other . . . . . . . . . . . . . . . .     96,501        93,837         93,619
                                           212,967       210,283        207,960
                                        $1,036,658    $  984,011    $ 1,004,718

The accompanying notes are an integral part of these statements.

                          MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            1995         1994
                                                              (In thousands)

Operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .   $ 29,406    $ 29,727
  Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation, depletion and amortization . . . . .     39,768      35,986
     Deferred income taxes and investment tax
       credit--net  . . . . . . . . . . . . . . . . . .      5,111       5,972
     Recovery of deferred natural gas contract litigation
       settlement costs, net of income taxes. . . . . .      5,939       6,022
     Changes in current assets and liabilities --
       Receivables. . . . . . . . . . . . . . . . . . .     10,874      27,023
       Inventories. . . . . . . . . . . . . . . . . . .       (471)     (6,784)
       Other current assets . . . . . . . . . . . . . .     (1,802)     12,974
       Accounts payable . . . . . . . . . . . . . . . .        449      (3,465)
       Other current liabilities. . . . . . . . . . . .      6,904     (32,196)
     Other noncurrent changes . . . . . . . . . . . . .      1,794       6,693

  Net cash provided by operating activities . . . . . .     97,972      81,952


Financing activities:
  Net change in short-term borrowings . . . . . . . . .        655      (9,260)
  Issuance of long-term debt. . . . . . . . . . . . . .     31,160      25,900
  Repayment of long-term debt . . . . . . . . . . . . .    (17,910)    (46,200)
  Retirement of natural gas repurchase commitment . . .       (204)     (7,503)
  Dividends paid. . . . . . . . . . . . . . . . . . . .    (23,542)    (23,001)

  Net cash used in financing activities . . . . . . . .     (9,841)    (60,064)

Investing activities:
  Additions to property, plant and equipment
    and acquisitions of businesses --
      Electric. . . . . . . . . . . . . . . . . . . . .    (12,748)     (8,218)
      Natural gas distribution. . . . . . . . . . . . .     (6,306)    (19,363)
      Natural gas transmission. . . . . . . . . . . . .     (6,833)     (3,341)
      Mining and construction materials . . . . . . . .    (36,114)     (2,670)
      Oil and natural gas production. . . . . . . . . .    (28,688)    (28,632)
                                                           (90,689)    (62,224)
  Sale of natural gas available under repurchase
    commitment  . . . . . . . . . . . . . . . . . . . .        163       6,018
  Investments . . . . . . . . . . . . . . . . . . . . .      2,264       1,165

  Net cash used in investing activities . . . . . . . .    (88,262)    (55,041)

  Decrease in cash and cash equivalents . . . . . . . .       (131)    (33,153)
  Cash and cash equivalents--beginning of year. . . . .     37,190      71,699

  Cash and cash equivalents--end of period. . . . . . .   $ 37,059    $ 38,546


              The accompanying notes are an integral part of these statements.

                  MDU RESOURCES GROUP, INC.
                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS

                 September 30, 1995 and 1994
                         (Unaudited)

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

3.  Common stock split

       On August 17, 1995, the Company's Board of Directors approved a three-for-two common stock split to be effected in the form of a 50 percent common stock dividend. The additional shares of common stock were distributed on October 13, 1995, to common stockholders of record on September 27, 1995. All common stock information appearing in the accompanying consolidated financial statements has been restated to give retroactive effect to the stock split. Additionally, preference share purchase rights have been appropriately adjusted to reflect the effects of the split.

4.  Pending litigation

       In November 1993, the estate of W.A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming (Court) against Williston Basin and the Company disputing certain price and volume issues under the contract. In its complaint, Moncrief alleged that, for the period January 1, 1985, through December 31, 1992, it had suffered damages ranging from $1.2 million to $5.0 million, without interest, on the price paid by Williston Basin for natural gas purchased. Moncrief requested that the Court award it such amount and further requested that Williston Basin be obligated for damages for additional volumes not purchased for the period from November 1, 1993, (the date when Williston Basin implemented FERC Order 636 and abandoned its natural gas sales merchant function, see "Order 636" contained in Note 3 of the 1994 Annual Report for a further discussion of Williston Basin's implementation of Order 636) to mid-1996, the remaining period of the contract.

       On June 9, 1994, Moncrief filed a motion to amend its complaint whereby it alleged a new pricing theory under Section 105 of the Natural Gas Policy Act for natural gas purchased in the past and for future volumes which Williston Basin refused to purchase effective November 1, 1993. On July 13, 1994, the Court denied Moncrief's motion to amend its complaint.

       However, on July 15, 1994, the Court, as part of addressing the proper litigants in this matter, allowed Moncrief to amend its complaint to assert its new pricing theory under the contract. Through the course of this action Moncrief has submitted its damage calculations which total approximately $19 million or, under its alternative pricing theory, approximately $39 million. On March 10, 1995, the Court issued a summary judgment dismissing Moncrief's pricing theories and substantially reducing Moncrief's claims. On May 31, 1995, the United States Court of Appeals for the Tenth Circuit determined not to hear, at that time, Moncrief's attempt to appeal the summary judgment ruling. Trial is scheduled to begin January 8, 1996, with the District Court.

       Moncrief's damage claims, in Williston Basin's opinion, are grossly overstated. Williston Basin further believes it has meritorious defenses and intends to defend vigorously such suit. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

5.  Regulatory matters and revenues subject to refund

       Williston Basin has pending with the Federal Energy Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. On July 25, 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. On August 24, 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates to be effective September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order which is pending before FERC.

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

6.  Natural gas repurchase commitment

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

       Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through September 30, 1995, 17.6 MMdk of this natural gas had been sold by Williston Basin for use by both on- and off-system markets. Williston Basin will continue to aggressively market the remaining 43.2 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

7.  Environmental matters

       Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. Both Montana-Dakota and Williston Basin have initiated testing, monitoring and remediation procedures, in accordance with applicable regulations and the work plan submitted to the EPA and the appropriate state agencies. On January 31, 1994, Montana-Dakota, Williston Basin and Rockwell International Corporation (Rockwell), manufacturer of the valve sealant, reached an agreement under which Rockwell will reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs. On the basis of findings to date, Montana-Dakota and Williston Basin estimate that the future environmental assessment and remediation costs that will be incurred range from $3 million to $15 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations, the cost of remedial measures to be undertaken and the time period over which the remedial measures are implemented. Both Montana-Dakota and Williston Basin consider unreimbursed environmental remediation costs to be recoverable through rates, since they are prudent costs incurred in the ordinary course of business. Accordingly, Montana-Dakota and Williston Basin have sought and will continue to seek recovery of such costs through rate filings. Based on the estimated cost of the remediation program and the expected recovery from third parties and ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to Montana-Dakota's or Williston Basin's financial position or results of operations.

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

8.  Federal tax matters

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

9.  Cash flow information

       Cash expenditures for interest and income taxes were as follows:

                                               Nine Months Ended
                                                 September 30,
                                                 1995      1994

                                                 (In thousands)

    Interest, net of amount capitalized         $19,773   $18,748
    Income taxes                                $11,910   $12,763

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
                                      Three Months           Nine Months
                                         Ended                  Ended
                                      September 30,         September 30,
Business                              1995     1994         1995     1994

Electric                             $  3.9   $  3.3       $  9.1   $  8.2
Natural gas distribution               (2.0)    (3.0)         (.3)    (1.3)
Natural gas transmission                1.7       .9          6.6      4.6
Mining and construction
  materials                             5.1      5.1          8.8      9.8
Oil and natural gas production          1.6      5.9          4.6      7.8
Earnings on common stock            $  10.3   $ 12.2       $ 28.8   $ 29.1

Earnings per common share           $   .36   $   .43      $ 1.01   $ 1.02

Return on average common
  equity for the 12 months
  ended                                                     11.8%    13.1%

    Earnings for the quarter ended September 30, 1995, were down $1.9 million from the comparable period a year ago. The lower earnings for 1995 were primarily the result of a $4.5 million gain (after-tax) realized in the third quarter of 1994 related to the sale of an equity investment in General Atlantic Resources, Inc.
(GARI). The effect of lower natural gas prices at the natural gas transmission and oil and natural gas production businesses and increased costs associated with weather-related construction delays at the Alaska and Oregon construction materials operations also contributed to the decrease in earnings. Increased electric sales, higher throughput at the natural gas distribution and transmission businesses, favorable rate changes at the natural gas distribution business, higher oil and natural gas production at the oil and natural gas production business, partially offset the earnings decline.

    Earnings for the nine months ended September 30, 1995, were down $317,000 from the comparable period a year ago. The lower earnings for 1995 were primarily the result of the gain realized on the sale of the equity investment in GARI, as previously described. Additionally, the effects of decreased natural gas prices at the natural gas transmission and oil and natural gas production businesses, and increased costs associated with weather-related construction delays at the Alaska and Oregon construction materials operations contributed to the decrease in earnings. Increased sales at the electric business and increased throughput at the natural gas distribution and transmission businesses, increased oil prices and oil and natural gas production at the oil and natural gas production business and benefits derived from favorable rate changes at the natural gas distribution and transmission businesses increased earnings. The favorable rate change at the natural gas transmission business resulted from a FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing of customers for approximately $2.2 million (after-tax) to recover a portion of the amount previously refunded in July 1994.

    The 1.3 percent decline in the return on average common equity for the 12 months ended September 30, 1995, when compared to the 12 months ended September 30, 1994, is due to a $3.1 million decline in earnings due primarily to the gain realized on the sale of the equity investment in GARI, as previously described.

                      _______________________

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

Montana-Dakota -- Electric Operations

                                          Three Months           Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,
                                          1995     1994         1995     1994

Operating revenues:
  Retail sales                           $ 31.9  $  30.7       $ 92.6  $  91.9
  Sales for resale and other                2.9      2.3          7.7      7.6
                                           34.8     33.0        100.3     99.5
Operating expenses:
  Fuel and purchased power                 10.7     10.2         31.3     32.1
  Operation and maintenance                 9.9      9.5         29.3     29.5
  Depreciation, depletion and
    amortization                            4.0      3.9         12.2     11.8
  Taxes, other than income                  1.7      1.7          5.4      5.2
                                           26.3     25.3         78.2     78.6
Operating income                            8.5      7.7         22.1     20.9

Retail sales (kWh)                        507.8    484.5      1,479.0  1,457.3
Sales for resale (kWh)                     98.0     85.0        302.8    296.3
Cost of fuel and purchased
  power per kWh                          $ .016   $ .016       $ .016  $  .017

Montana-Dakota -- Natural Gas Distribution Operations

                                          Three Months           Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,
                                          1995     1994         1995     1994
Operating revenues:
  Sales                                  $ 15.7   $ 13.7       $ 99.7  $ 105.7
  Transportation and other                   .8       .7          2.6      2.6
                                           16.5     14.4        102.3    108.3
Operating expenses:
  Purchased natural gas sold                9.2      8.2         69.3     78.0
  Operation and maintenance                 7.0      7.6         22.5     22.4
  Depreciation, depletion and
    amortization                            1.7      1.5          5.0      4.5
  Taxes, other than income                  1.0      1.0          3.1      3.0
                                           18.9     18.3         99.9    107.9
Operating income (loss)                    (2.4)    (3.9)         2.4       .4

Volumes (dk):
  Sales                                     2.9      2.3         22.2     21.2
  Transportation                            2.1      1.6          7.6      6.2
Total throughput                            5.0      3.9         29.8     27.4

Degree days (% of normal)                132.2%    83.7%       102.1%    99.0%
Cost of natural gas, including
  transportation, per dk                 $ 3.18   $ 3.50      $  3.13  $  3.67
Williston Basin -- Natural Gas Transmission Operations

                                          Three Months           Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,
                                          1995     1994         1995     1994
Operating revenues:
  Transportation                         $ 12.2*  $ 11.1*      $ 41.9*  $ 39.5*
  Storage                                   3.1      2.5          9.0      7.4
  Natural gas production and
    other                                    .9      1.5          3.5      6.0
                                           16.2     15.1         54.4     52.9
Operating expenses:
  Operation and maintenance                 7.7*     8.1*        27.3*    28.7*
  Depreciation, depletion and
    amortization                            1.8      1.6          5.3      4.9
  Taxes, other than income                   .9      1.0          3.0      3.3
                                           10.4     10.7         35.6     36.9
Operating income                            5.8      4.4         18.8     16.0

Volumes (dk):
  Transportation--
    Montana-Dakota                          7.3      5.0         26.9     25.4
    Other                                   9.7      7.4         25.1     23.6
  Total transportation                     17.0     12.4         52.0     49.0

  Produced (Mdk)                          1,192    1,095        3,656    3,445

 *Includes amortization and
    related recovery of
    deferred natural gas
    contract buy-out/buy-down
    and gas supply realignment
    costs                                $  2.5   $  2.2       $  9.4   $  9.8

Knife River -- Mining and Construction Materials Operations

                                          Three Months           Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,
                                          1995     1994         1995     1994
 Operating revenues:
  Coal                                   $  9.4   $ 11.1       $ 31.8   $ 33.4
  Construction materials                   30.0     28.7         57.6     57.4
                                           39.4     39.8         89.4     90.8
Operating expenses:
  Operation and maintenance                29.5     28.8         68.6     67.2
  Depreciation, depletion and
    amortization                            1.6      1.7          4.8      4.9
  Taxes, other than income                  1.0      1.3          3.6      3.9
                                           32.1     31.8         77.0     76.0
Operating income                            7.3      8.0         12.4     14.8

Sales (000's):
  Coal (tons)                               977    1,220        3,469    3,823
  Aggregates (tons)                       1,166      938        2,245    2,155
  Asphalt (tons)                            179      189          317      314
  Ready-mixed concrete
    (cubic yards)                            99      117          237      254
Fidelity Oil -- Oil and Natural Gas Production Operations

                                          Three Months           Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,
                                          1995     1994         1995     1994
Operating revenues:
  Natural gas                            $  4.4   $  4.3      $  12.7   $ 13.2
  Oil                                       7.2      6.1         20.2     15.1
                                           11.6     10.4         32.9     28.3
Operating expenses:
  Operation and maintenance                 3.4      3.0          9.8      9.1
  Depreciation, depletion and
    amortization                            4.5      3.7         12.4      9.9
  Taxes, other than income                   .6      1.0          2.0      2.8
                                            8.5      7.7         24.2     21.8
Operating income                            3.1      2.7          8.7      6.5

Production (000's):
  Natural gas (Mcf)                       3,088    2,365        8,566    6,704
  Oil (barrels)                             472      404        1,307    1,160

Average sales price:
  Natural gas (per Mcf)                $   1.43   $ 1.79      $  1.48   $ 1.98
  Oil (per barrel)                        14.99    14.83        15.19    12.76

    Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended September 30, 1995 and 1994

Montana-Dakota--Electric Operations

    Operating income at the electric business increased primarily due to higher retail sales and sales for resale revenue. Increased average usage by residential and commercial customers, due to more normal summer weather, and increased sales for resale at higher rates, contributed to the revenue improvement. Reduced demand by oil producers and refiners, contributed to a decline in industrial sales, which somewhat offset the retail sales revenue improvement. Fuel and purchased power costs increased due to increased volumes sold and higher demand charges. The increase in demand costs, related to a participation power contract, is the result of the purchase of an additional five megawatts of capacity beginning in May 1995.
Increased maintenance expense, largely due to increased costs for turbine, generator and boiler maintenance at the Heskett Station and increased storm damage costs, partially offset the improvement in operating income.

    Earnings for the electric business improved due to the operating income increase.

Montana-Dakota--Natural Gas Distribution Operations

    Operating income at the natural gas distribution business improved largely as a result of increased sales revenue and decreased operation and maintenance expenses. The effect of general rate increases placed into effect in North Dakota, South Dakota and Montana in late 1994 and increased sales volumes contributed to the sales revenue improvement. However, the pass-through of lower average natural gas costs partially offset the sales revenue increase. Transportation revenues increased due to increased volumes transported, but were somewhat offset by lower average rates. Lower operation and maintenance expenses, primarily decreased payroll costs and decreased sales expenses, further contributed to the improvement in operating income.

    Natural gas distribution earnings increased due to the operating income improvement.

Williston Basin

    Natural gas transmission operating income improved primarily due to an increase in transportation and storage revenues. Increased volumes transported to local distribution companies and to storage added to the transportation revenue improvement. Higher demand revenues associated with the storage enhancement project completed in late 1994 contributed to the storage revenue improvement. Lower operation and maintenance expenses, primarily lower production costs and lower payroll-related costs, further contributed to the increase in operating income. A decline in natural gas production revenue, largely resulting from a 58 cent per decatherm decline in realized natural gas prices, partially offset the increase in operating income. Increased company production volumes partially offset the decline in natural gas production revenue.

    Earnings for this business increased primarily due to the improvement in operating income, lower company production refunds (included in Other Income -- Net) and lower interest expense. Lower long-term debt interest expense, due to debt retirements and lower rates, was partially offset by higher interest expense due to higher reserved revenue balances contributing to the decrease in interest expense. Increased carrying costs associated with the natural gas repurchase commitment, due to higher average interest rates, partially offset the earnings increase.

Knife River

Coal Operations --

    Operating income for the coal operations decreased $366,000 primarily as a result of decreased coal revenues, due to lower coal sales stemming from the Gascoyne Mine closure. The principal factor contributing to the mine's closing was the expiration of the coal contract with the Big Stone electric generating station in August. Lower operation expenses, the result of lower sales volumes and lower stripping and benefit-related costs at the Beulah and Savage mines, partially offset the operating income decline. Decreased depreciation expense, primarily due to lower depreciable plant balances, and lower severance taxes, primarily due to lower volumes, also partially offset the operating income decline.

Construction Materials Operations --

    Construction materials operating income declined $355,000 primarily due to higher operation expenses. Operation expenses increased primarily due to increased work required to be performed by subcontractors, largely caused by construction delays due to the unusually wet weather. In addition, higher cost ready-mixed concrete design requirements and higher delivery costs due to longer hauls, and higher sales volumes further increased operation expenses. Increased soil remediation volumes, but at lower prices, increased aggregate and cement sales volumes, higher construction and aggregate delivery revenue, and higher ready-mixed concrete prices, partially offset the decline in operating income. Lower ready-mixed concrete sales volumes partially offset the revenue improvement.

Consolidated --

    Coal and construction materials earnings were unchanged from 1994, due to higher other income, primarily from gains realized on the sale of equipment due to the Gascoyne Mine closure, which was offset by the decline in operating income.

Fidelity Oil

    Operating income for the oil and natural gas production business increased primarily as a result of higher oil revenues. Higher oil production increased revenues by $1.0 million. Increased natural gas production contributed $1.3 million to revenues but was largely offset by a $1.1 million revenue decrease due to lower natural gas prices. Decreased production taxes, stemming largely from the timing of payments in 1995 as compared to 1994, further contributed to the operating income improvement. Partially offsetting the operating income improvement were increased operation expenses and depreciation, depletion and amortization, primarily the result of increased production.

    Earnings for this business declined due to the 1994 realization of a $4.5 million gain (after-tax) related to the sale of an equity investment in GARI. Increased interest expense of $162,000, due primarily to higher average borrowings, also added to the decline in earnings. The earnings decrease was partially offset by the increase in operating income.

Nine Months Ended September 30, 1995 and 1994

Montana-Dakota--Electric Operations

    Operating income at the electric business increased primarily due to higher retail sales revenues and lower fuel and purchased power costs. Higher residential and commercial sales, primarily in the third quarter, contributed to the revenue improvement. Lower large industrial sales, as previously described in the three month's discussion, partially offset the revenue improvement. Fuel and purchased power costs decreased due to changes in generation mix between lower cost versus higher cost generating stations, which were partially offset by higher demand charges. The increase in demand charges, related to a participation power contract, is the result of the purchase of an additional five megawatts of capacity beginning in May 1995, offset in part by the pass-through of periodic maintenance charges during 1994. Decreased maintenance expenses at the Coyote Station, due to less scheduled downtime, partially offset by increased maintenance expenses at the Heskett Station, as previously described in the three month's discussion, also improved operating income. Increased depreciation expense, due to higher depreciable plant balances, partially offset the increase in operating income.

    Earnings for the electric business improved due to the operating income increase.

Montana-Dakota--Natural Gas Distribution Operations

    Operating income increased at the natural gas distribution business due to the effect of $1.9 million in general rate increases, as previously described, and increased sales. The sales improvement results from the addition of 5,200 customers and colder weather than a year ago. The effects of a Wyoming Supreme Court order granting recovery in 1994 of a prior refund made by Montana-Dakota and the pass-through of lower average natural gas costs reduced revenues. The effect of higher volumes transported were offset by lower average transportation rates. Increased depreciation expense, due to higher depreciable plant balances, partially offset the increase in operating income.

    Natural gas distribution earnings increased due to the improvement in operating income. A decreased return recognized on net storage gas inventory and demand balances partially offset the earnings increase. This return decline of approximately $918,000 results from decreases in the net book balance on which the natural gas distribution business is allowed to earn a return.

Williston Basin

    Operating income increased primarily due to an increase in transportation and storage revenues. The transportation revenue increase resulted primarily from the benefits of a favorable FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing of customers for approximately $2.7 million ($1.7 million after-tax) to recover a portion of the amount previously refunded in July 1994. In addition, increased volumes transported to local distribution companies and storage, somewhat offset by decreased transportation of natural gas held under the repurchase commitment, added to the transportation revenue improvement. Higher demand revenues associated with the storage enhancement project completed in late 1994 contributed to the storage revenue improvement. Lower operation and maintenance expenses, primarily lower production royalty expenses, and lower taxes other than income, largely lower production taxes, further contributed to the increase in operating income. A decline in company production revenue, primarily due to a 66 cent per decatherm decline in realized natural gas prices, somewhat reduced by increased volumes produced, partially offset the increase in operating income.
Increased depreciation expense, resulting from higher depreciable plant balances, also somewhat reduced the operating income improvement.

    Earnings for this business improved due primarily to the increase in operating income, higher interest income, lower company production refunds and lower interest expense. Higher interest income of $952,000 ($583,000 after-tax) is related to the previously described refund recovery. The decline in interest expense of $1.4 million is primarily due to long-term debt retirements, lower rates and lower reserved revenue balances. Increased carrying costs on the natural gas repurchase commitment, due to higher average interest rates, partially offset the earnings increase.

Knife River

Coal Operations --

    Operating income for the coal operations decreased $887,000 primarily due to decreased coal revenues, primarily the result of lower sales to the Big Stone Station due to the expiration of the coal contract in August 1995. Higher revenues resulting from price increases at the Beulah and Gascoyne mines and increased sales at the Beulah Mine, partially offset the decline in coal revenues. The higher sales at the Beulah Mine are due mainly to less scheduled downtime this year at the Coyote Station. Lower operation expenses, resulting primarily from lower sales volumes and lower benefit-related costs, lower depreciation expense and lower taxes other than income also partially offset the decline in operating income. Higher stripping costs at the Beulah Mine and higher reclamation costs at the Beulah and Gascoyne mines stemming from working in higher leveling cost areas partially offset the decrease in operation expenses.

Construction Materials Operations --

    Construction materials operating income declined $1.5 million primarily due to higher operation and maintenance expenses.
Operation and maintenance expenses increased due primarily to the timing of maintenance work, and additional work required to be performed by subcontractors, due to construction delays caused by unusually wet weather, and increased sales volumes. Increased revenues due to increased soil remediation volumes, but at lower prices, increased steel fabrication sales volumes at higher prices, higher aggregate and cement sales volumes, increased construction and aggregate delivery revenues, and higher ready-mixed concrete sales prices, partially offset the operating income decline. Lower ready-mixed concrete sales volumes partially offset the revenue improvement.

Consolidated --

    Earnings decreased due to the decline in coal and construction materials operating income. Increased other income, primarily from the sale of equipment relating to the Gascoyne Mine closure, partially offset the decline in earnings.

Fidelity Oil

    Operating income for the oil and natural gas production business increased primarily as a result of higher oil revenues, $3.2 million of which was due to higher average oil prices, and $1.9 million of which stemmed from increased production. Decreased natural gas prices reduced natural gas revenues by $4.2 million but were largely offset by a $3.7 million revenue improvement due to higher volumes produced. Also adding to operating income were decreased production taxes, stemming largely from the timing of payments in 1995 as compared to
1994.   Operation expenses increased, as a result of higher production but were somewhat offset by lower average production costs, partially offsetting the operating income improvement. Also reducing operating income was increased depreciation, depletion and amortization expense largely due to higher production.

    Earnings for this business declined due to gains realized on the sale of an equity investment in GARI, as previously discussed, and increased interest expense of $451,000, due primarily to higher average borrowings. The increase in operating income partially offset the earnings decrease.

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

    In early 1995, Montana-Dakota, announced plans to close 45 district offices throughout the four-state service territory during 1995 and early 1996. These closings are part of the continuous improvement program begun several years ago which, along with other changes, are expected to result in a utility workforce reduction of nearly
10 percent. Through September 30, 1995, 38 district offices have been closed. Additionally, two operating divisions were combined to increase efficiency. The utility now operates from five division centers, down from eight three years ago.

    In September 1995, Knife River's construction materials subsidiary, KRC Holdings, Inc., acquired a 50 percent interest in Hawaiian
Cement, which was previously owned by Lone Star Industries, Inc. Hawaiian Cement is one of the largest construction materials suppliers in Hawaii serving four of the islands. Hawaiian Cement's operations include construction aggregate mining, ready mixed-concrete and cement manufacturing and distribution. Hawaiian Cement, headquartered in Honolulu, Hawaii, is a partnership which is also 50 percent owned by Adelaide Brighton Cement of Adelaide, Australia.

    Knife River continues to seek additional growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 imposes stricter criteria for assets, including regulatory assets, by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting SFAS No. 121 on January 1, 1996, and does not expect that adoption will have a material affect on the Company's financial position or results of operations. This conclusion may change in the future depending on the extent to which recovery of the Company's long-lived assets is influenced by an increasingly competitive environment in the electric and natural gas industries.

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

    The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with exiting wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC would provide public utilities a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

    It is anticipated that the proposed rule may be modified and that a final rule may take effect in early 1996. The Company is continuing to evaluate the NOPR to determine its impact on the Company and its customers, but cannot predict the outcome of this matter.

Liquidity and Capital Commitments

    The Company's regulated businesses operated by Montana-Dakota and Williston Basin estimate construction costs of approximately $38.1 million for the year 1995. The Company's 1995 capital needs to retire maturing long-term securities are estimated at $20.5 million.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements from internal sources and through the use of its $30 million revolving credit and term loan agreement, $18 million of which is outstanding at September 30, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs with a combination of internally generated funds and short-term lines of credit aggregating $35 million, none of which is outstanding at September 30, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company. At September 30, 1995, $10.0 million is available and outstanding under the term loan agreement.

    Knife River's capital needs for 1995, including the Hawaiian Cement acquisition, are estimated at $38.0 million and will be met through funds on hand, funds generated from internal sources, short-term lines of credit and a long-term revolving credit agreement. Knife River has short-term lines of credit aggregating $6 million, none of which is outstanding at September 30, 1995. In addition, Knife River has a long-term revolving credit agreement of $40 million, $25 million of which is outstanding at September 30, 1995. It is anticipated that funds required for future acquisitions will be met primarily from a combination of long-term debt and equity securities.

    Fidelity Oil's 1995 capital needs related to its oil and natural gas acquisition, development and exploration program, estimated at $40.0 million, will be met through funds generated from internal sources and long-term lines of credit aggregating $55 million. On July 14, 1995, amounts available under the long-term lines of credit were increased from $35 to $55 million. At September 30, 1995, $22 million is outstanding under the long-term lines of credit.

    See Note 8 for a discussion of notices of proposed deficiency received from the IRS proposing substantial additional income taxes. If the IRS position were upheld, the level of funds required would be significant.

    Prairielands' 1995 capital needs, estimated at $2.6 million, will be met through funds generated internally and short-term lines of credit aggregating $5.4 million, $1.3 million of which is outstanding at September 30, 1995.

    The Company utilizes its short-term lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at September 30, 1995, under the short-term lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 1995, the Company could have issued approximately $167 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 2.8 and 2.9 times for the twelve months ended September 30, 1995, and December 31, 1994, respectively. Additionally, the Company's first mortgage bond interest coverage was 3.7 and 3.3 times for the twelve months ended September 30, 1995, and December 31, 1994, respectively. Stockholders' equity as a percent of total capitalization was 57% and 58% at September 30, 1995, and December 31, 1994, respectively.


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


                                       MDU RESOURCES GROUP, INC.




DATE  November 8, 1995                 BY    /s/ Warren L. Robinson
                                            Warren L. Robinson
                                            Vice President, Treasurer
                                              and Chief Financial Officer



                                             /s/ Vernon A. Raile
                                            Vernon A. Raile
                                            Vice President, Controller and
                                              Chief Accounting Officer

                                   EXHIBIT INDEX





Exhibit No.

(27)  Financial Data Schedule