Form 10-K
period 1995-12-31
MDU RESOURCES GROUP INC
filed 1996-02-28
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1995
                                OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ______________ to ____________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 1996: $587,338,000.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 23, 1996: 28,476,981 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
1. Pages 23 through 49 of the Annual Report to Stockholders for 1995, incorporated in Part II, Items 6 and 8 of this Report.
2. Proxy Statement, dated March 4, 1996, incorporated in Part III, Items 10, 11, 12 and 13 of this Report.

                           CONTENTS

PART I

  Items 1 and 2 -- Business and Properties
   General
   Montana-Dakota Utilities Co.
     Electric Generation, Transmission and Distribution
     Retail Natural Gas and Propane Distribution
   Williston Basin Interstate Pipeline Company
   Knife River Coal Mining Company
     Coal Operations
     Construction Materials Operations
     Consolidated Construction Materials and Mining
       Operations
   Fidelity Oil Group

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

  Item 10 -- Directors and Executive Officers of the
             Registrant

  Item 11 -- Executive Compensation

  Item 12 -- Security Ownership of Certain Beneficial
             Owners and Management

  Item 13 -- Certain Relationships and Related
             Transactions

PART IV

  Item 14 -- Exhibits, Financial Statement Schedules and
             Reports on Form 8-K

                            PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

    MDU Resources Group, Inc. (Company) is a diversified natural resource company which was incorporated under the laws of the State of Delaware in 1924. Its principal executive offices are at 400
North Fourth Street, Bismarck, North Dakota 58501, telephone
(701) 222-7900.

    Montana-Dakota Utilities Co. (Montana-Dakota), the public utility division of the Company, provides electric and/or natural gas and propane distribution service at retail to 256 communities in North Dakota, eastern Montana, northern and western South Dakota and northern Wyoming, and owns and operates electric power generation and transmission facilities.

    The Company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns Williston Basin Interstate Pipeline Company (Williston Basin), Knife River Coal Mining Company (Knife River), the Fidelity Oil Group (Fidelity Oil) and
Prairielands Energy Marketing, Inc. (Prairielands).

    Williston Basin produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and Wyoming.

    Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North Dakota and, through its wholly owned subsidiary, KRC Holdings, Inc. (KRC Holdings), surface mines and markets aggregates and related construction materials in the Anchorage, Alaska area, southern Oregon, north-central California and the Hawaiian Islands.

    Fidelity Oil is comprised of Fidelity Oil Co. and Fidelity
    Oil Holdings, Inc., which own oil and natural gas interests in the western United States, the Gulf Coast and Canada through investments with several oil and natural gas producers.

    Prairielands seeks new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines and local distribution companies and, through its wholly owned subsidiary, Prairie Propane, Inc., operating bulk propane facilities in north-central and southeastern North Dakota.

    The significant industries within the Company's retail utility service area consist of agriculture and the related processing of agricultural products and energy-related activities such as oil and natural gas production, oil refining, coal mining and electric power generation.
    As of December 31, 1995, the Company had 1,864 full-time employees with 95 employed at MDU Resources Group, Inc., including Fidelity Oil and Prairielands, 1,090 at Montana-Dakota, 277 at Williston Basin, 158 at Knife River's coal operations and 244 at Knife River's construction materials operations. Approximately 523 and 87 of the Montana-Dakota and Williston Basin employees, respectively, are represented by the International Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through December 1996, for both Montana-Dakota and Williston Basin. Knife River's coal operations have a labor contract through August 1998, with the United Mine Workers of America, which represents its hourly workforce approximating 106 employees. Knife River's construction materials operations have 8 labor contracts covering 100 employees. These contracts have expiration dates ranging from May 1996, to December 1998.

    The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Any reference to the Company's Consolidated Financial
Statements and Notes thereto shall be to the Consolidated Financial Statements and Notes thereto contained on pages 23 through 47 in the Company's Annual Report to Stockholders for 1995 (Annual
Report), which are incorporated by reference herein.

ENERGY DISTRIBUTION OPERATIONS AND PROPERTY (MONTANA-DAKOTA)

Electric Generation, Transmission and Distribution

General --

    Montana-Dakota provides electric service at retail, serving over 112,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 1995. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under "System Supply and System Demand," and approximately 3,100 miles and 3,900 miles of transmission lines and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As of December 31, 1995, Montana-Dakota's net electric plant investment approximated $280.7 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the public service commissions of North Dakota, Montana, South Dakota and Wyoming. The percentage of Montana-Dakota's 1995 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 60 percent; Montana -- 23 percent; South Dakota -- 8 percent and Wyoming -- 9 percent.

System Supply and System Demand --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 411,013 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four plants (including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and
25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, up to 66,400 kW of participation power from Basin Electric Power Cooperative (Basin) (61,400 kW in 1995) for its interconnected system. The following table sets forth details applicable to the Company's electric generating stations:

                             Nameplate    Summer     1995 Net
Generating                    Rating    Capability  Generation
  Station           Type       (kW)        (kW)       (MWh)

North Dakota --
  Coyote*        Steam         103,647     106,750     699,032
  Heskett        Steam          86,000      99,800     227,472
  Williston      Combustion
                   Turbine       7,800       8,900         (66)**
South Dakota --
  Big Stone*     Steam          94,111      98,763     548,351

Montana --
  Lewis & Clark  Steam          44,000      43,800     224,181
  Glendive       Combustion
                   Turbine      34,780      31,600      12,130
  Miles City     Combustion
                   Turbine      23,150      21,400       6,977

                               393,488     411,013   1,718,077

 *Reflects Montana-Dakota's ownership interest.
**Station use exceeded generation.

    Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Knife River under various long-term contracts. See "Construction Materials and Mining Operations and Property (Knife River) -- Coal Operations" for a discussion of a suit filed by the Co-owners of the Coyote Station against Knife River and the Company. The majority of the Big Stone Station's fuel requirements are currently being met with coal supplied by Westmoreland Resources, Inc. under a contract which expires on December 31, 1999.

    During the years ended December 31, 1991, through December 31, 1995, the average cost of coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal so consumed was as follows:

                             Years Ended December 31,
                       1995     1994    1993    1992    1991
Average cost of
  coal per
  million Btu          $.94     $.97    $.96    $.97    $.99
Average cost of
  coal per ton       $12.90   $12.88  $12.78  $12.79  $13.06

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 412,700 kW in August 1995. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2000 will approximate .6 percent annually. Kilowatt-hour (kWh) sales have increased approximately 1.7 percent annually during the most recent five years. Montana-Dakota's latest forecast indicates that its sales growth rate through 2000 will approximate .8 percent annually. Montana-Dakota currently estimates that it has adequate capacity available through existing generating stations and long-term firm purchase contracts through the year 2005.

    Montana-Dakota has major interconnections with its neighboring utilities, all of whom are Mid-Continent Area Power Pool (MAPP) members, which it considers adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

    Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 46,600 kW and occurred in December 1983. Due to a peak shaving load management system, Montana-Dakota estimates this annual peak will not be exceeded through 1998.

    The Sheridan System is supplied through an interconnection with Pacific Power & Light Company under a supply contract through December 31, 1996. In September 1994, Montana-Dakota entered into a ten-year power supply contract with Black Hills Corporation, which operates its electric utility as Black Hills Power and Light Company (BHPL). Beginning January 1, 1997, BHPL will supply the electric power and energy for Montana-Dakota's electric service requirements for its Sheridan System. The contract is subject to approval of the FERC.

Regulation and Competition --

    The electric utility industry can be expected to continue to become increasingly competitive due to a variety of regulatory, economic and technological changes. The increasing level of competition is being fostered, in part, by the enactment in 1992 of the National Energy Policy Act (NEPA). NEPA encourages competition by allowing both utilities and non-utilities to form non-regulated generators. As a result of competition in electric generation, wholesale power markets have become increasingly competitive.
Under NEPA, the FERC may order access to utility transmission systems by third-party energy producers on a case-by-case basis and may order electric utilities to enlarge their transmission systems to transport (wheel) power for such third parties, subject to certain conditions. To date, no third party producers are connected to Montana-Dakota's system.

    On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities (FERC Docket No. RM95-8-000) and a supplemental NOPR on Recovery of Stranded Costs (FERC Docket No. RM94-7-001).

    The proposed rules are intended to facilitate competition among generators for sales to the bulk power supply market. If adopted, the NOPR would require public utilities under the Federal Power Act to file a generic set of transmission tariff terms and conditions as set forth in the rulemaking to provide open access to their transmission systems. Previously, the FERC had not imposed on utilities a general obligation to provide access to their transmission systems. In addition, each public utility would also be required to establish separate rates for its transmission and generation services for new wholesale service, and to take transmission services (including ancillary services) under the same tariffs that would be applicable to third-party users for all of its new wholesale sales and purchases of energy.

    The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with exiting wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC would provide public utilities with a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. The FERC would consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

    It is anticipated that a final rule will be issued in the first half of 1996. In connection with the FERC's NOPR, the MAPP is currently preparing a filing to provide for open access transmission on its members' systems on a non-discriminatory basis. It is expected that such filing will be submitted to the FERC in 1996. Although no assurances can be provided as to the competitive effects resulting from open access, Montana-Dakota does not believe it will materially impact its operations.

    Many state public utility commissions, including Montana, are currently studying the issue of retail wheeling. Additionally, federal legislation addressing this issue has been introduced. Although Montana-Dakota is unable to predict the outcome of such regulatory proceedings or legislation or the extent of such competition, Montana-Dakota is continuing to take steps to effectively operate in an increasingly competitive environment.

    Fuel adjustment clauses contained in North Dakota and South Dakota jurisdictional electric rate schedules allow Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (excluding demand charges) on a timely basis. Expedited rate filing procedures in Wyoming allow Montana-Dakota to timely reflect increases or decreases in fuel and purchased power costs as well as changes in demand and load management costs. In Montana
(23 percent of electric revenues), such cost changes are includible in general rate filings.

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1995 actual and 1996 through 1998 anticipated construction expenditures applicable to Montana-Dakota's electric operations:

                             Actual           Estimated
                               1995    1996      1997     1998

Production                    $ 5.7   $ 5.4     $ 5.1    $ 7.3
Transmission                    2.0     3.0       3.2      2.9
Distribution, General
  and Common                   12.0     9.9       8.5      7.5
                              $19.7   $18.3     $16.8    $17.7

Environmental Matters --

    Montana-Dakota's electric operations, are subject to extensive federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations and state hazard communication standards. Montana-Dakota believes it is in substantial compliance with all existing environmental regulations and permitting requirements.

    The Clean Air Act (Act) requires electric generating facilities to reduce sulfur dioxide emissions by the year 2000 to a level not exceeding 1.2 pounds per million Btu. Montana-Dakota's baseload electric generating stations are coal fired. All of these stations, with the exception of the Big Stone Station, are either equipped with scrubbers or utilize an atmospheric fluidized bed combustion boiler, which permits them to operate with emission levels less than
the 1.2 pounds per million Btu.   The emissions requirement  at the
Big Stone Station is expected to be met by switching to competitively priced lower sulfur ("compliance") coal.

    In addition, the Act will limit the amount of nitrous oxide emissions, although the rules as they relate to the majority of Montana-Dakota's generating stations have not yet been finalized by the United States Environmental Protection Agency (EPA). Accordingly, Montana-Dakota is unable to determine what modifications may be necessary or the costs associated with any changes which may be required.

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with evolving laws or regulations, cannot now be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 1995 and does not expect to incur any significant capital expenditures related to environmental facilities during 1996 through 1998.

Retail Natural Gas and Propane Distribution

General --

    Montana-Dakota sells natural gas at retail, serving over 195,000 residential, commercial and industrial customers located in 140 communities and adjacent rural areas as of December 31, 1995, and provides natural gas transportation services to certain customers on its system. These services are provided through a natural gas distribution system aggregating over 4,000 miles. In addition, Montana-Dakota sells propane at retail, serving over 600 residential and commercial customers in two small communities through propane distribution systems aggregating 13 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required.
As of December 31, 1995, Montana-Dakota's net gas and propane distribution plant investment approximated $80.0 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The natural gas and propane distribution operations of Montana-Dakota are subject to regulation by the public service commissions of North Dakota, Montana, South Dakota and Wyoming regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1995 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 43 percent; Montana -- 30 percent; South Dakota -- 20 percent and Wyoming -- 7 percent.

System Supply, System Demand and Competition --

    Montana-Dakota serves retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of the following states and major communities -- North Dakota, including Bismarck, Dickinson, Williston, Minot and Jamestown; eastern Montana, including Billings, Glendive and Miles City; western and north-central South Dakota, including Rapid City, Pierre and Mobridge; and northern Wyoming, including Sheridan. These markets are highly seasonal and sales volumes depend on weather patterns.

    The following table reflects Montana-Dakota's natural gas and propane sales and natural gas transportation volumes during the last five years:

                             Years Ended December 31,
Retail Natural Gas       1995    1994    1993    1992    1991
and Propane Throughput      Mdk (thousands of decatherms)

Sales:
  Residential          20,135  19,039  19,565  17,141  18,904
  Commercial           13,509  12,403  11,196   9,256  10,865
  Industrial              295     398     386     284     305
    Total Sales        33,939  31,840  31,147  26,681  30,074
Transportation:
  Commercial            1,742   2,011   3,461   3,450   3,582
  Industrial            9,349   7,267   9,243  10,292   8,679
    Total Transporta-
      tion             11,091   9,278  12,704  13,742  12,261
Total Throughput       45,030  41,118  43,851  40,423  42,335

    The restructuring of the natural gas industry, as described under "Natural Gas Transmission Operations and Property (Williston Basin)", has resulted in additional competition in retail natural gas markets. In response to these changed market conditions Montana-Dakota has established various natural gas transportation service rates for its distribution business to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules and capacity release contracts whereby Montana-Dakota's interruptible customers can avail themselves of the advantages of open access transportation on the Williston Basin system. These services have enhanced Montana-Dakota's competitive posture with alternate fuels although certain of Montana-Dakota's customers have the potential of bypassing Montana-Dakota's distribution system by directly accessing Williston Basin's facilities.

    Montana-Dakota acquires all of its system requirements directly from producers, processors and marketers. Such natural gas is supplied under firm contracts specifying market-based pricing varying in length from less than one year to over four years and is transported under firm transportation agreements by Williston Basin and Northern Gas Company and, with respect to Montana-Dakota's system expansion into north-central South Dakota and to south-central North Dakota, by South Dakota Intrastate Pipeline Company and Northern Border Pipeline Company, respectively. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to purchase natural gas at more uniform daily volumes throughout the year and thus, meet winter peak requirements as well as allow it to better manage its gas costs. Montana-Dakota estimates that, based on supplies of natural gas currently available through its suppliers and expected to be available, it will have adequate supplies of natural gas to meet its system requirements for the next five years.

Regulatory Matters --

    Montana-Dakota's retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current regulatory practices allow Montana-Dakota to recover increases or refund decreases in such costs within 24 months from the time such changes occur.

    On June 30, 1995, Montana-Dakota filed a general natural gas rate increase application with the Montana Public Service
Commission (MPSC) requesting increased revenues of approximately
$2.1 million, or 4.4 percent. Hearings were held in January 1996 and Montana-Dakota is awaiting the MPSC's order.

Capital Requirements --

    In 1995, Montana-Dakota expended $8.9 million for natural gas and propane distribution facilities and currently anticipates expending approximately $7.7 million, $7.8 million and $8.0 million in 1996, 1997 and 1998, respectively.

Environmental Matters --

    Montana-Dakota's natural gas and propane distribution operations are generally subject to extensive federal, state and local environmental, facility siting, zoning and planning laws and regulations. Except with regard to the issues described below, Montana-Dakota believes it is in substantial compliance with those regulations.

    Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the EPA in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. In January 1994, Montana-Dakota, Williston Basin and Rockwell International Corporation (Rockwell), manufacturer of the valve sealant, reached an agreement under which Rockwell has and will continue to reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs. On the basis of findings to date, Montana-Dakota and Williston Basin estimate future environmental assessment and remediation costs will aggregate $3 million to $15 million. Based on such estimated cost, the expected recovery from Rockwell and the ability of Montana-Dakota and Williston Basin to recover their portions of such costs from ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to each of their respective financial positions or results of operations.

    In June 1990, Montana-Dakota was notified by the EPA that it and several others were named as Potentially Responsible Parties
(PRPs) in connection with the cleanup of pollution at a landfill
site located in Minot, North Dakota.   In June 1993, the EPA issued
its decision on the selected remediation to be performed at the site. Based on the EPA's proposed remediation plan, estimates of the total cleanup costs, including oversight costs, at this site range from approximately $3.7 million to $4.8 million. In October 1995, the EPA and the City of Minot entered into a consent decree which requires the city to implement as well as assume liability for all cleanup costs associated with the remediation plan. The remaining liability at this site for past and future federal government oversight costs has been estimated by the EPA to be approximately $1 million. Montana-Dakota believes that it was not a material contributor to this contamination and, therefore, further believes that its share of the approximately $1 million estimated remaining liability will not have a material effect on its results of operations.

CENTENNIAL ENERGY HOLDINGS, INC.

NATURAL GAS TRANSMISSION OPERATIONS AND PROPERTY (WILLISTON BASIN)

General --

    Williston Basin owns and operates over 3,800 miles of transmission, gathering and storage lines and 24 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, suppliers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers. In addition, Williston Basin produces natural gas from owned reserves which is sold to others or used by Williston Basin for its operating needs. Williston Basin has interconnections with seven pipelines in Wyoming, Montana and North Dakota which provide for supply and market access. At December 31, 1995, the net natural gas transmission plant investment was approximately $161.1 million.

    Under the Natural Gas Act (NGA), as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate and accounting matters applicable to natural gas purchases, sales, transportation, gathering and related storage operations.

System Demand and Competition --

    The natural gas transmission industry, although regulated, is very competitive. Beginning in the mid-1980s customers began switching their natural gas service from a bundled merchant service to transportation, and with the implementation of Order 636 which unbundled pipelines' services, this transition was accelerated. This change reflects most customers' willingness to purchase their natural gas supply from producers, processors or marketers rather than pipelines. Williston Basin competes with several pipelines for its customers' transportation business and at times will have to discount rates in an effort to retain market share. However, the strategic location of Williston Basin's system near five natural gas producing basins and the availability of underground storage and gathering services provided by Williston Basin along with interconnections with other pipelines serve to enhance Williston Basin's competitive position.

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

    Preliminary discussions are currently underway between Montana-Dakota and Williston Basin regarding the renewal of firm transportation agreements representing 97 percent of Williston Basin's currently subscribed firm transportation capacity, which will expire in mid 1997. Williston Basin is currently unable to determine the outcome of these discussions.

    For additional information regarding Williston Basin's sales and transportation for 1993 through 1995, see Item 7 --
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

System Supply --

    Williston Basin's underground storage facilities have a certificated storage capacity of approximately 353,300 million cubic feet (MMcf), including 28,900 MMcf and 46,300 MMcf of recoverable and nonrecoverable native gas, respectively. Williston Basin's storage facilities enable its customers to purchase natural gas at more uniform daily volumes throughout the year and thus, facilitate meeting winter peak requirements.

    In November 1994, Williston Basin completed a storage enhancement project which increased its certificated storage withdrawal capacity by 95 MMcf per day. This increase allows Williston Basin to expand and enhance the storage services it offers to its customers.

    Natural gas supplies from traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from non-traditional, off-system sources. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Opportunities may exist to increase transportation and storage services through system expansion or other pipeline interconnections or enhancements which could provide substantial future benefits to Williston Basin.

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

    Information on Williston Basin's natural gas production, average sales prices and production costs per Mcf related to its natural gas interests for 1995 and 1994 is as follows:

                                               1995       1994

Production (MMcf)                             5,184      4,932
Average sales price                           $0.91      $1.37
Production costs, including taxes,
  per Mcf                                     $0.30      $0.47

    Williston Basin's gross and net productive well counts and gross and net developed and undeveloped acreage for its natural gas interests at December 31, 1995, are as follows:

                                              Gross        Net

Productive Wells                                522        469
Developed Acreage (000's)                       228        206
Undeveloped Acreage (000's)                      53         47

    The following table shows the results of natural gas development wells drilled and tested during 1995 and 1994:

                                               1995       1994

Productive                                       17         13
Dry Holes                                       ---        ---
  Total                                          17         13

    At December 31, 1995, there were five wells in the process of drilling.

    Williston Basin's recoverable proved developed and undeveloped natural gas reserves approximated 113.0 Bcf at December 31, 1995. These amounts are supported by a report dated January 23, 1996, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers.

    For additional information related to Williston Basin's natural gas interests, see Note 19 of Notes to Consolidated Financial
Statements.

Pending Litigation --

    In November 1993, the estate of W. A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming (Court) against Williston Basin and the Company disputing certain price and volume issues under the contract. In its complaint, Moncrief alleged that, for the period January 1, 1985, through December 31, 1992, it had suffered damages ranging from $1.2 million to $5.0 million, without interest, on the price paid by Williston Basin for natural gas purchased. Moncrief requested that the Court award it such amount and further requested that Williston Basin be obligated for damages for additional volumes not purchased for the period from November 1, 1993, (the date when Williston Basin implemented FERC Order 636 and abandoned its natural gas sales merchant function) to mid-1996, the remaining period of the contract.

    In June 1994, Moncrief filed a motion to amend its complaint whereby it alleged a new pricing theory under Section 105 of the Natural Gas Policy Act for natural gas purchased in the past and for future volumes which Williston Basin refused to purchase effective November 1, 1993. In July 1994, the Court denied Moncrief's motion to amend its complaint.

    However, in July 1994, the Court, as part of addressing the proper litigants in this matter, allowed Moncrief to amend its complaint to assert its new pricing theory under the contract. Through the course of this action Moncrief has submitted damage calculations which total approximately $19 million or, under its alternative pricing theory, approximately $39 million. On March 10, 1995, the Court issued a summary judgment dismissing Moncrief's pricing theories and substantially reducing Moncrief's claims.
Trial was held in January 1996, and Williston Basin is awaiting the Court's decision.

    Moncrief's damage claims, in Williston Basin's opinion, are grossly overstated. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

Regulatory Matters and Revenues Subject to Refund --

    Williston Basin had pending with the FERC two general natural gas rate change applications implemented in 1989 and 1992. In
May 1994, the FERC issued an order relating to the 1989 rate change. Williston Basin requested rehearing of certain issues addressed in the order and a stay of compliance and refund pending issuance of a final order by the FERC. The requested stay was denied by the FERC and in July 1994, Williston Basin refunded $47.8 million to its customers, including $33.4 million to Montana-Dakota, all of which had been reserved. On April 5, 1995, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request. As a result of the FERC's order, Williston Basin, on May 18, 1995, billed its customers approximately $2.7 million, plus interest, to recover a portion of the amount previously refunded in July 1994.

    On July 25, 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. On August 24, 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates to be effective September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order and the rehearing is pending before the FERC.

    On June 30, 1995, Williston Basin filed a general rate increase application with the FERC requesting an increase of $3.6 million or
6.55 percent, effective August 1, 1995. Williston Basin began collecting such increase, subject to refund, on January 1, 1996.

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

Natural Gas Repurchase Commitment --

    The Company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 3 of Notes to Consolidated Financial Statements. As a part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the Settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas.

    In January 1986, because of the uncertainty as to when a sale would be made, Williston Basin began charging the financing costs associated with this repurchase commitment to operations as incurred. Such costs, consisting principally of interest and related financing fees, approximated $6.0 million, $4.6 million and $3.9 million in 1995, 1994 and 1993, respectively.

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

    Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through
December 31, 1995, 17.6 MMdk of this natural gas had been sold by Williston Basin for use by both on- and off-system markets. Williston Basin will continue to aggressively market the remaining
43.2 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

Other Information --

    In December 1994, the United States Minerals Management Service
(MMS) directed Williston Basin to pay approximately $1.9 million, plus interest, in claimed royalty underpayments. These royalties are attributable to natural gas production by Williston Basin from federal leases in Montana and North Dakota for the period March 1, 1988, through December 31, 1991. This matter is currently on appeal with the MMS.

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

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1995 actual and 1996 through 1998 anticipated construction expenditures applicable to Williston Basin's operations:

                           Actual           Estimated
                             1995     1996      1997      1998

Production and Gathering     $3.5    $ 5.9     $ 3.6     $ 6.5
Underground Storage            .3       .3        .2        .2
Transmission                  3.5      3.8       7.1      11.3
General                       2.4      1.6       1.9       1.9
                             $9.7    $11.6     $12.8     $19.9

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

CONSTRUCTION MATERIALS AND MINING OPERATIONS AND PROPERTY
(KNIFE RIVER)

Coal Operations:

General --

    The Company, through Knife River, is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah, North Dakota, Savage, Montana and, until August 1995, at Gascoyne, North Dakota. The average annual production from the Beulah and Savage mines approximates 2.6 million and 300,000 tons, respectively, while the Gascoyne Mine's production had historically averaged 2.1 million tons annually. Reserve estimates related to these mine locations are discussed herein. During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                           Years Ended December 31,
                                     1995    1994    1993    1992    1991
                                               (In thousands)
Tons sold:
Montana-Dakota generating stations 453 691 624 521 618 Jointly-owned generating stations--
  Montana-Dakota's share              883   1,049   1,034   1,021     953
  Others                            2,767   3,358   3,299   3,259   3,069
Industrial and other sales            115     108     109     112      91
  Total                             4,218   5,206   5,066   4,913   4,731
Revenues                          $39,956 $45,634 $44,230 $43,770 $41,201

    In recent years, in response to competitive pressures from other mines, Knife River has reduced its coal prices and/or not passed through cost increases which are allowed under its contracts. Although Knife River has contracts in place specifying the selling price of coal, these price concessions are being made in an effort to remain competitive and maximize sales.

    In June 1994, Knife River was notified by the owners of the Big Stone Station that its contract for supplying approximately 2.1 million tons of lignite annually from the Gascoyne Mine would not be renewed. The current contract expired in August 1995 and, as a result, Knife River closed the Gascoyne Mine. The costs of closing the Gascoyne Mine did not have a significant effect on Knife River's results of operations.

    On November 27, 1995, a suit was filed in District Court (Court), County of Burleigh, State of North Dakota by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices as may ultimately be determined by the Court. The Co-owners are also alleging a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under such contract, and are seeking damages in an unspecified amount. On January 8, 1996, the Company and Knife River filed separate motions with the Court to dismiss or stay pending arbitration. Such matter is pending before the Court with oral arguments scheduled for April 22, 1996. The Company and Knife River believe they have meritorious defenses and intend to vigorously defend the suit.

    Knife River does not anticipate any significant growth in its lignite coal operations in the near future due to competition from coal and other alternate fuel sources. Limited growth opportunities may be available to Knife River's lignite coal operations through the continued evaluation and pursuit of niche markets such as agricultural products processing facilities, as well as participating in the development of clean coal technologies.

    In order to seek greater growth opportunities and to utilize further its surface mining expertise, Knife River, in 1992, began expanding its operations into the mining and marketing of aggregates and related construction materials as discussed below.

Construction Materials Operations:

General --

    Knife River, through KRC Holdings, operates construction materials and mining businesses in the Anchorage, Alaska area, north-central California and southern Oregon. These operations produce and sell construction aggregates (sand and gravel) and supply ready-mixed concrete for use in most types of construction including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

    In addition, the Alaskan and Oregon operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the manufacture and/or sale of cement, various finished concrete products and other building materials and related construction services.

    In September 1995, KRC Holdings, through its wholly owned subsidiary, Knife River Hawaii, Inc., acquired a 50 percent interest in Hawaiian Cement, which was previously owned by Lone Star Industries, Inc. Hawaiian Cement is one of the largest construction materials suppliers in Hawaii serving four of the islands. Hawaiian Cement's operations include construction aggregate mining, ready-mixed concrete and cement manufacturing and distribution. Hawaiian Cement, headquartered in Honolulu, Hawaii, is a partnership which is also 50 percent owned by Adelaide Brighton Ltd. of Adelaide, Australia.

    The following table reflects sales volumes and revenues for the construction materials operations during the last three years:

                                       Years Ended December 31,
                                       1995     1994      1993
                                           (In thousands)

Aggregates (tons)                     2,904    2,688     2,391
Asphalt (tons)                          373      391       141
Ready-mixed concrete (cubic yards)      307      315       157
Revenues                            $73,110  $71,012   $46,167


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

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 1993, 1994 and 1995, no single customer accounted for more than 10 percent of annual construction materials revenues.

Consolidated Construction Materials and Mining Operations:

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1995 actual, including the amount related to the acquisition of Hawaiian Cement, and 1996 through 1998 anticipated construction expenditures applicable to Knife River's consolidated construction materials and mining operations:

                          Actual             Estimated
                           1995       1996      1997      1998

Construction Materials    $35.5       $3.1      $3.0      $3.3
Coal                        1.3        3.6       4.8       4.5

                          $36.8       $6.7      $7.8      $7.8

    Knife River continues to seek additional growth opportunities. These include not only identifying possibilities for alternate uses of lignite coal but also investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Knife River believes that these operations are in substantial compliance with those regulations.

Reserve Information --

    As of December 31, 1995, Knife River had under ownership or lease, reserves of approximately 232 million tons of recoverable lignite coal (including 114 million tons at the recently closed Gascoyne Mine), 92 million tons of which are at present mining locations. Such reserve estimates were prepared by Weir International Mining Consultants, independent mining engineers and geologists, in a report dated May 9, 1994, and have been adjusted for 1994 and 1995 production. Knife River estimates that approximately 70 million tons of its reserves will be needed to supply Montana-Dakota's Coyote, Heskett and Lewis & Clark stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

    As of December 31, 1995, the combined construction materials operations had under ownership approximately 68 million tons of recoverable aggregate reserves.

OIL AND NATURAL GAS OPERATIONS AND PROPERTY (FIDELITY OIL)

General --

    The Company, through Fidelity Oil, is involved in the acquisition, exploration, development and production of oil and natural gas properties.

    Fidelity Oil undertakes ventures, through working-interest agreements with selected operators. These ventures vary from the acquisition of producing properties with potential development opportunities to exploration and are located in the western United States, offshore in the Gulf of Mexico and in Canada. In these ventures, Fidelity Oil shares revenues and expenses from the development of specified properties in proportion to its investments.

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

Operating Information --

    Information on Fidelity Oil's oil and natural gas production, average sales prices and production costs per net equivalent barrel related to its oil and natural gas net proceeds and working interests for 1995, 1994 and 1993 are as follows:

                                         1995     1994    1993
Oil:
  Production (000's of barrels)         1,973    1,565   1,497
  Average sales price                  $15.07   $13.14  $14.84
Natural Gas:
  Production (MMcf)                    12,319    9,228   8,817
  Average sales price                   $1.51    $1.84   $1.86
Production costs, including taxes,
  per net equivalent barrel             $3.18    $4.04   $3.98


Well and Acreage Information --

    Fidelity Oil's gross and net productive well counts and gross and net developed and undeveloped acreage for the net proceeds and working interests at December 31, 1995, are as follows:

                                              Gross       Net
Productive Wells:
  Oil                                         4,829       179
  Natural Gas                                   600        30
    Total                                     5,429       209
Developed Acreage (000's)                     1,085        83
Undeveloped Acreage (000's)                     655        67

Exploratory and Development Wells --

    The following table shows the results of oil and natural gas wells drilled and tested during 1995, 1994 and 1993:

             Net Exploratory           Net Development
      Productive  Dry Holes  Total  Productive  Dry Holes  Total  Total
1995           3          2      5           8          1      9     14
1994           4          3      7           6          1      7     14
1993           2          2      4           5          1      6     10

    At December 31, 1995, there were no exploratory wells or development wells in the process of drilling.

Capital Requirements --

    The following summary (in millions of dollars) reflects capital expenditures, including those not subject to amortization, related to oil and natural gas activities for the years 1995, 1994 and 1993:

                                        1995     1994    1993

Acquisitions                           $ 9.4    $ 5.6   $ 9.3
Exploration                              7.7     13.2     7.8
Development                             22.6     19.7     7.8
  Total Capital Expenditures           $39.7    $38.5   $24.9

    Fidelity Oil plans additional commitments to oil and gas investments and has budgeted $40 million, $45 million and $50 million for the years 1996, 1997 and 1998, respectively, for such activities.

Reserve Information --

    Fidelity Oil's recoverable proved developed and undeveloped oil and natural gas reserves approximated 14.2 million barrels and 66.0 Bcf, respectively, at December 31, 1995. Of these amounts, 9.2 million barrels and 2.1 Bcf, as supported by a report dated
January 9, 1996, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers, were related to its properties located in the Cedar Creek Anticline in southeastern Montana.

    For additional information related to Fidelity Oil's oil and natural gas interests, see Note 19 of Notes to Consolidated
Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

    The Company and Knife River have been named as defendants in a legal action primarily related to coal pricing issues at the Coyote Station. Such suit was filed by the Co-owners of the Coyote Station as described under Items 1 and 2 -- "Business and Properties -- Construction Materials and Mining Operations and Property." The Company's and Knife River's assessment of this proceeding is included in the description of the litigation.

    Williston Basin has been named as a defendant in a legal action primarily related to certain natural gas price and volume issues. Such suit was filed by Moncrief as described under Items 1 and 2 -- "Business and Properties -- Natural Gas Transmission Operations and Property." Williston Basin's assessment of this proceeding is included in the description of the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU". The price range of the Company's common stock as reported by the Wall Street Journal composite tape during 1995 and 1994 and dividends declared thereon were as follows:


                                                        Common
                              Common       Common        Stock
                            Stock Price  Stock Price   Dividends
                              (High)*       (Low)*    Per Share*

1995
First Quarter                  $18.67        $17.17       $ .27
Second Quarter                  20.00         17.75         .27
Third Quarter                   21.33         19.08         .27
Fourth Quarter                  23.08         19.63         .27
                                                          $1.08
1994
First Quarter                  $21.50        $19.58       $ .26
Second Quarter                  21.42         17.67         .26
Third Quarter                   18.83         16.92         .26
Fourth Quarter                  18.67         16.92         .27
                                                          $1.05

_______________________
* Adjusted for October 1995 three-for-two common stock split.

    As of December 31, 1995, the Company's common stock was held by approximately 13,900 stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Selected Financial Data on pages 48 and 49 of the Company's Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

    The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                      Years ended December 31,
Business                              1995      1994     1993
Electric                           $  12.0   $  11.7  $  12.6
Natural gas distribution               1.6        .3      1.2
Natural gas transmission               8.4       6.1      4.7
Construction materials
  and mining                          10.8      11.6     12.4
Oil and natural gas production         8.0       9.3      7.1
Earnings on common stock           $  40.8   $  39.0  $  38.0

Earnings per common share          $  1.43   $  1.37  $  1.34

Return on average common
  equity for the 12 months
  ended                              12.3%     12.1%    12.3%

    Earnings information presented in this table and in the following discussion is before the $8.9 million ($5.5 million after tax) cumulative effect of a 1993 accounting change. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of this accounting change.

    Earnings for 1995 increased $1.8 million from the comparable period a year ago. Increased retail sales at the electric business and increased throughput at the natural gas distribution and transmission businesses, increased oil prices and oil and natural gas production at the oil and natural gas production business and benefits derived from favorable rate changes at the natural gas distribution and transmission businesses increased earnings. The favorable rate change at the natural gas transmission business resulted from a FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing to customers for approximately $2.2 million (after tax) to recover a portion of the amount previously refunded in July 1994. Income from a 50% percent interest in Hawaiian Cement acquired in September 1995 also contributed to the earnings increase. 1994 earnings included the benefit of a $4.5 million gain (after tax) realized on the sale of an equity investment in General Atlantic Resources, Inc. (GARI). Additionally, the effects of decreased natural gas prices at the natural gas transmission and oil and natural gas production businesses, lower coal sales to the Big Stone Station due to the expiration of a coal contract in August 1995 and the resulting closure of the Gascoyne Mine, and increased costs associated with rainy West Coast weather at the construction materials operations, partially offset the earnings increase.

    Earnings for 1994 increased $1.0 million from 1993. The 1994 realization of an investment gain related to the sale of an equity investment in GARI, which was $3.3 million (after tax) more than a corresponding gain realized in 1993, increased earnings. In addition, higher retail electric sales at the electric business, favorable rate changes at the natural gas distribution and transmission businesses, increased sales at the construction materials operations due to the September 1993 acquisition of the Oregon construction materials businesses and higher oil revenue due to increased production at the oil and natural gas production business contributed to the earnings increase. Increased electric purchased power demand charges, increased operation and maintenance expenses at the electric and natural gas distribution businesses, lower throughput at the natural gas distribution and transmission businesses, a seasonal first quarter loss experienced at the Alaskan construction materials operations which was acquired in April 1993, lower average oil prices at the oil and natural gas production business, partially offset the earnings increase.

               ________________________________


    Reference should be made to Items 1 and 2 -- "Business and Properties" and Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for 1993 and 1994 to conform to the 1995 presentation. Such reclassifications had no effect on net income or common stockholders' investment as previously reported.

Montana-Dakota -- Electric Operations

                                      Years ended December 31,
                                      1995      1994     1993
Operating revenues:
  Retail sales                     $ 124.4   $ 123.2  $ 119.7
  Sales for resale and other          10.2      10.7     11.4
                                     134.6     133.9    131.1
Operating expenses:
  Fuel and purchased power            41.8      43.2     41.3
  Operation and maintenance           40.1      41.0     37.4
  Depreciation, depletion and
    amortization                      16.3      15.5     15.3
  Taxes, other than income             6.5       6.6      6.6
                                     104.7     106.3    100.6

Operating income                      29.9      27.6     30.5

Retail sales (kWh)                 1,993.7   1,955.1  1,893.7
Sales for resale (kWh)               408.0     444.5    511.0
Cost of fuel and purchased
  power per kWh                    $  .016   $  .017  $  .016


Montana-Dakota -- Natural Gas Distribution Operations

                                      Years ended December 31,
                                      1995      1994     1993
Operating revenues:
  Sales                            $ 146.8   $ 151.7  $ 151.7
  Transportation and other             3.7       3.6      4.3
                                     150.5     155.3    156.0
Operating expenses:
  Purchased natural gas sold         102.6     111.3    114.0
  Operation and maintenance           30.4      30.0     28.6
  Depreciation, depletion and
    amortization                       6.7       6.1      5.1
  Taxes, other than income             3.9       4.0      3.6
                                     143.6     151.4    151.3

Operating income                       6.9       3.9      4.7

Volumes (dk):
  Sales                               33.9      31.8     31.2
  Transportation                      11.1       9.3     12.7
Total throughput                      45.0      41.1     43.9

Degree days (% of normal)           101.6%     96.7%   105.5%
Cost of natural gas, including
  transportation, per dk           $  3.02   $  3.50  $  3.66



Williston Basin -- Natural Gas Transmission Operations

                                      Years ended December 31,
                                      1995      1994     1993
Operating revenues:
  Sales for resale                 $   ---   $   ---  $  51.3*
  Transportation                      54.1*     52.6*    30.8*
  Storage                             12.6      10.6      2.2
  Natural gas production and
    other                              5.2       7.7      7.0
                                      71.9      70.9     91.3
Operating expenses:
  Purchased natural gas sold           ---       ---     20.6
  Operation and maintenance           35.7*     38.8*    39.0*
  Depreciation, depletion and
    amortization                       7.0       6.6      7.1
  Taxes, other than income             3.8       4.2      4.5
                                      46.5      49.6     71.2

Operating income                      25.4      21.3     20.1

Volumes (dk):
  Sales for resale--
    Montana-Dakota                     ---       ---     13.0
    Other                              ---       ---       .2
  Transportation--
    Montana-Dakota                    35.4      33.0     18.5
    Other                             32.6      30.9     40.9
  Total throughput                    68.0      63.9     72.6

  Produced (Mdk)                     4,981     4,732    3,876

 * Includes amortization and
   related recovery of deferred
   natural gas contract buy-out/
   buy-down and gas supply
   realignment costs               $  11.4   $  12.8  $  13.4


Knife River -- Construction Materials and Mining Operations

                                      Years ended December 31,
                                      1995**    1994     1993
Operating revenues:
  Construction materials           $  73.1   $  71.0  $  46.2
  Coal                                39.9      45.6     44.2
                                     113.0     116.6     90.4
Operating expenses:
  Operation and maintenance           87.8      88.2     62.7
  Depreciation, depletion and
    amortization                       6.2       6.4      5.6
  Taxes, other than income             4.5       5.4      5.1
                                      98.5     100.0     73.4

Operating income                      14.5      16.6     17.0

Sales (000's):
  Aggregates (tons)                  2,904     2,688    2,391
  Asphalt (tons)                       373       391      141
  Ready-mixed concrete
    (cubic yards)                      307       315      157
  Coal (tons)                        4,218     5,206    5,066

** Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995 and is accounted for under the equity method.
Fidelity Oil -- Oil and Natural Gas Production Operations

                                      Years ended December 31,
                                      1995      1994     1993
Operating revenues:
  Oil                              $  30.1   $  20.9  $  22.7
  Natural gas                         18.7      17.1     16.4
                                      48.8      38.0     39.1
Operating expenses:
  Operation and maintenance           13.7      12.0     11.6
  Depreciation, depletion and
    amortization                      18.6      13.5     12.0
  Taxes, other than income             2.6       3.7      3.7
                                      34.9      29.2     27.3

Operating income                      13.9       8.8     11.8

Production (000's):
  Oil (barrels)                      1,973     1,565    1,497
  Natural gas (Mcf)                 12,319     9,228    8,817

Average sales price:
  Oil (per barrel)                 $ 15.07   $ 13.14  $ 14.84
  Natural gas (per Mcf)               1.51      1.84     1.86

    Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business. The amounts relating to the elimination of intercompany transactions for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses were $54.6 million, $49.2 million and $5.4 million, respectively, for 1995, $65.2 million, $58.5 million and $6.7 million, respectively, for 1994, and $68.3 million, $56.5 million and $11.8 million, respectively, for 1993.

1995 compared to 1994

Montana-Dakota -- Electric Operations

    Operating income at the electric business increased primarily due to higher retail sales revenues and lower fuel and purchased power costs. Higher average usage by residential and commercial customers, due to more normal weather, contributed to the revenue improvement. Reduced demand by oil producers and refiners, contributed to a decline in industrial sales, which somewhat offset the retail sales revenue improvement. Fuel and purchased power costs decreased due to changes in generation mix between lower and higher cost generating stations. This decrease was partially offset by higher demand charges. The increase in demand charges, related to a participation power contract, is the result of the purchase of an additional five megawatts of capacity beginning in May 1995, offset in part by the pass-through of periodic maintenance charges during 1994. Decreased maintenance expenses at the Coyote Station, due to less scheduled downtime, partially offset by increased turbine, generator and boiler maintenance at the Heskett Station, also improved operating income. Increased depreciation expense, due to higher depreciable plant balances, and lower sales for resale due to a surplus of low-cost hydroelectric energy available from the Western Area Power Administration during August through November 1995 partially offset the increase in operating income.

    Earnings for the electric business improved due to the operating income increase, partially offset by higher income taxes.


Montana-Dakota -- Natural Gas Distribution Operations

    Operating income increased at the natural gas distribution business due to the effect of $2.3 million in general rate increases and improved sales. The sales improvement resulted from the addition of over 5,100 customers and more normal weather than a year ago. The effects of a Wyoming Supreme Court order granting recovery in 1994 of a prior refund made by Montana-Dakota and the pass-through of lower average natural gas costs reduced revenues. The effect of higher volumes transported were largely offset by lower average transportation rates. Higher operation expenses, due primarily to higher benefit-related costs somewhat offset by lower sales expenses, partially offset the operating income improvement. Increased depreciation expense, due to higher depreciable plant balances, also partially offset the increase in operating income.

    Natural gas distribution earnings increased due to the improvement in operating income. A decreased return recognized on net storage gas inventory and deferred demand costs partially offset the earnings increase. This return decline of approximately $619,000 (after tax) results from decreases in the net book balance on which the natural gas distribution business is allowed to earn a return.

Williston Basin -- Natural Gas Transmission Operations

    Operating income increased primarily due to an increase in transportation and storage revenues. The transportation revenue increase resulted primarily from the benefits of a favorable FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing to customers for approximately $2.7 million ($1.7 million after tax) to recover a portion of the amount previously refunded in July 1994. In addition, higher demand revenues associated with the storage enhancement project completed in late 1994, and increased volumes transported to storage, somewhat offset by decreased transportation of natural gas held under the repurchase commitment and reduced deferred natural gas contract litigation settlement costs required to be recovered, added to the transportation revenue improvement. Lower operation and maintenance expenses, primarily lower production royalty expenses and reduced deferred natural gas contract litigation settlement costs required to be amortized, and lower taxes other than income, largely lower production taxes, further contributed to the increase in operating income. A decline in natural gas production revenue, primarily due to a 54 cent per decatherm decline in realized natural gas prices, somewhat reduced by increased volumes produced, partially offset the increase in operating income. Increased depreciation expense, resulting from higher depreciable plant balances, also somewhat reduced the operating income improvement.

    Earnings for this business improved due primarily to the increase in operating income, higher interest income, lower company production refunds (included in Other income--net) and lower interest expense. Higher interest income of $583,000 (after tax) is related to the previously described refund recovery. The decline in interest expense aggregating $623,000 (after tax) is primarily due to long-term debt retirements and lower interest rates. Increased carrying costs on the natural gas repurchase commitment, due to higher average interest rates, partially offset the earnings increase.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income declined $636,000 primarily due to higher operation expenses. Operation expenses increased due primarily to additional work required to be subcontracted, due to unusually wet weather, and increased sales volumes. Increased revenues due to higher aggregate sales volumes, increased cement sales volumes at higher prices, increased soil remediation volumes, but at lower prices, higher ready-mixed concrete prices, but lower volumes, higher construction and aggregate delivery revenues, and increased steel fabrication sales volumes, partially offset the operating income decline. Lower asphalt sales volumes due to increased competition partially offset the revenue improvement.

Coal Operations --

    Operating income for the coal operations decreased $1.5 million primarily due to decreased coal revenues, primarily the result of lower sales to the Big Stone Station due to the expiration of the coal contract in August 1995 and the resulting closure of the Gascoyne Mine. Decreased operation expenses, resulting primarily from lower sales volumes, lower depreciation expense and lower taxes other than income, due primarily to the closure of the Gascoyne Mine, partially offset the decline in operating income.

Consolidated --

    Earnings decreased due to the decline in coal and construction materials operating income and increased interest expense, due to increased long-term debt borrowings. Income from a 50 percent interest in Hawaiian Cement acquired in September 1995 and gains from the sale of equipment relating to the Gascoyne Mine closure, partially offset the decline in earnings. These items are reflected in Other income--net.

Fidelity Oil -- Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business increased primarily as a result of higher oil revenues, $5.4 million of which was due to increased production, and $3.8 million of which stemmed from higher average oil prices. Also, increased natural gas revenue, $5.7 million of which was due to higher natural gas volumes produced partially offset by a $4.1 million revenue decrease resulting from lower natural gas prices, contributed to the operating income improvement. Also adding to operating income was decreased production taxes, stemming largely from the timing of payments in 1995 as compared to 1994.
Operation expenses increased, as a result of higher production but were somewhat offset by lower average production costs, partially offsetting the operating income improvement. Also reducing operating income was increased depreciation, depletion and amortization expense largely due to higher production.

    Earnings for this business declined due to the 1994 realization of a $4.5 million gain (after tax) related to the sale of an equity investment in GARI. The increase in operating income partially offset the earnings decrease.

1994 compared to 1993

Montana-Dakota -- Electric Operations

    The decline in operating income reflects increased fuel and purchased power costs and operation expenses. Fuel and purchased power costs increased principally due to higher demand charges associated with the pass-through of periodic maintenance costs and the purchase of an additional five megawatts of firm capacity related to a participation power contract. Operation expenses increased primarily the result of higher payroll and benefit-related costs, largely the accrual of SFAS No. 106 costs. In addition, decreased sales for resale, the result of a delay in water conservation efforts by hydroelectric generators, reduced operating income. Increased retail sales to all major markets, the result of increased demand due to more normal summer weather than that experienced in 1993, partially offset the operating income decline.

    Earnings for the electric business decreased due to the operating income decline and increased long-term debt interest, resulting from lower interest received from Williston Basin due to the retirement of intercompany debt, partially offset by the retirement of $15.0 million of 5.8 percent medium-term notes on April 1, 1994. Decreased income taxes somewhat offset the earnings decline.

Montana-Dakota -- Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business from the corresponding period in 1993 due to a 1.7 million decatherm (MMdk) weather-related decline in sales and decreased transportation volumes, primarily due to two oil refineries bypassing Montana-Dakota's distribution facilities. In addition, higher operation and maintenance expenses, primarily increased payroll and benefit-related costs and increased distribution and sales expenses due to the system expansion into north-central South Dakota, and increased depreciation expense reduced operating income. The benefits of general rate increases placed into effect in late 1993 and during 1994 in North Dakota, South Dakota, Wyoming and Montana and the addition of nearly 5,000 customers improved operating income. Also contributing to operating income was a Wyoming Supreme Court order granting recovery in 1994 of a prior refund.

    Gas distribution earnings decreased due to the operating income decline and increased interest expense, primarily carrying costs being accrued on natural gas costs refundable through rate adjustments, higher financing costs related to increased capital expenditures and the previously described intercompany debt retirement. The return earned on the storage gas inventory (included in Other income--net) somewhat mitigated the decline in earnings.

Williston Basin -- Natural Gas Transmission Operations

    The increase in operating income reflects a January 1994 rate change due to a rate stipulation agreement with the FERC and the realization of revenue related to 5.0 MMdk of natural gas transported to storage. Prior to the implementation of Order 636, these revenues were recognized during the winter months when gas was withdrawn from storage whereas such revenues are now recognized primarily in the summer months when gas is transported to storage. Natural gas production revenues increased due to increased volumes produced, partially offset by a 15 cent per decatherm decline in realized natural gas prices. In addition, decreased operation and maintenance expenses, depreciation and taxes other than income, primarily due to the sale or transfer of unneeded facilities, further improved operating income. Decreased net throughput, primarily to off-system markets and LDC end users, partially offset the operating income increase. A 1993 out-of-period credit adjustment to take-or-pay surcharge amortizations also partially offset the improvement in operating income.

    Earnings for this business increased due to the operating income improvement, decreased long-term debt interest, the result of debt refinancing and debt retirements in July 1993, and April 1994, respectively, and increased interest being accrued on gas supply realignment transition costs (included in Other income-- net). Partially offsetting the earnings improvement were increased carrying costs associated with the natural gas repurchase commitment, due to higher average rates, and decreased investment income, the result of lower investible funds stemming from a regulatory refund made in mid-1994.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

    Increased sales due to the September 1993 acquisition of the Oregon construction materials businesses and improved cement, asphalt and building materials sales at the Alaskan operations were the primary contributors to the $461,000 increase in construction materials operating income. Somewhat offsetting this improvement were the effects of a seasonal first quarter loss experienced at the Alaskan operations which was acquired in April 1993 and reduced aggregate and ready-mixed concrete sales at these operations due to fewer large commercial construction projects in the area than 1993.

Coal Operations --

    Operating income for the coal operations decreased $853,000 primarily due to increased operation expenses. Higher overburden removal costs at the Beulah Mine, and increased reclamation expenses and costs associated with an early retirement program stemming from the closing of the Gascoyne Mine in mid-1995 increased operation expenses. An improvement in coal revenues, primarily increased sales at the Gascoyne Mine, mainly the result of increased demand by electric generation customers, and increased selling prices at the Beulah Mine, partially offset the decline in coal operating income.

Consolidated --

    Earnings decreased due to the decline in coal operating income and reduced investment income, primarily lower investible funds due to the aforementioned acquisitions. The improvement in construction materials operating income somewhat mitigated the earnings decline.

Fidelity Oil -- Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business declined as a result of lower oil revenues, $2.7 million of which was due to lower average oil prices partially offset by a $1.0 million increase resulting from higher production. A volume-related increase in operation expenses and depreciation, depletion and amortization also contributed to the decline in operating income. A natural gas revenue improvement, $764,000 of which was due to higher natural gas production, partially offset the decline in operating income.

    Earnings for this business improved due to the realization of an investment gain related to the sale of an equity investment in GARI, which was $3.3 million (after tax) more than a corresponding gain realized in 1993. The decline in operating income partially offset the earnings increase.

Prospective Information

    Each of the Company's businesses is subject to competition, varying in both type and degree. See Items 1 and 2 for a further discussion of the effects these competitive forces have on each of the Company's businesses.

    The operating results of the Company's electric, natural gas distribution, natural gas transmission, and construction materials and mining businesses are, in varying degrees, influenced by the weather as well as by the general economic conditions within their respective market areas. Additionally, the ability to recover costs through the regulatory process affects the operating results of the Company's electric, natural gas distribution and natural gas transmission businesses.

    Knife River continues to seek additional growth opportunities. These include the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products. See Items 1 and 2 under Knife River for a discussion of an acquisition made during 1995.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 imposes stricter criteria for assets, including regulatory assets, by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt SFAS No. 121 on January 1, 1996, and the adoption will not have a material affect on the Company's financial position or results of operations. This conclusion may change in the future depending on the extent to which recovery of the Company's long-lived assets is influenced by an increasingly competitive environment in the electric and natural gas industries.

Liquidity and Capital Commitments

    The Company's construction costs and additional investments in construction materials and mining, and oil and natural gas activities (in millions of dollars) for 1993 through 1995 and as anticipated for 1996 through 1998 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term securities.

                                                          Estimated
  1993    1994    1995   Company/Description         1996    1997    1998
                         Montana-Dakota:
$ 16.2  $ 14.2  $ 19.7     Electric                $ 18.3  $ 16.8  $ 17.7
  15.0    13.2     8.9     Natural Gas Distribution   7.7     7.8     8.0
  31.2    27.4    28.6                               26.0    24.6    25.7
   5.4    14.4     9.7   Williston Basin             11.6    12.8    19.9
  43.1     3.6    36.8   Knife River                  6.7     7.8     7.8
  24.9    38.6    39.9   Fidelity                    40.0    45.0    50.0
   1.0     1.0     2.6   Prairielands                 3.3     1.2     2.6
 105.6    85.0   117.6                               87.6    91.4   106.0

                         Retirement of Long-Term
   3.2    35.8    20.5    Debt/Preferred Stock       17.1    16.6    11.4
$108.8  $120.8  $138.1   Total                     $104.7  $108.0  $117.4

    In reconciling construction expenditures to investing activities per the Consolidated Statements of Cash Flows, the construction expenditures for Prairielands, which is not considered a major business segment, are not reflected in investing activities in the Consolidated Statements of Cash Flows for 1993, 1994 and 1995. In addition, the 1994 capital expenditures for Montana-Dakota's natural gas distribution business are reflected net of $5.8 million of storage gas purchased from Williston Basin while the 1993 and 1994 Williston Basin amounts are reflected in the table above net of the sale of storage gas of $1.7 million and $8.3 million, respectively.

    In 1995 the Company's regulated businesses operated by Montana-Dakota and Williston Basin provided all of the funds needed for construction purposes. The Company's 1995 capital needs to retire maturing long-term securities were $20.5 million.

    It is anticipated that Montana-Dakota will continue to provide all of the funds required for its construction requirements for the years 1996 through 1998 from internal sources, through the use of its $30 million revolving credit and term loan agreement, $21.5 million of which was outstanding at December 31, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin expects to meet its construction requirements and financing needs for the years 1996 through 1998 with a combination of internally generated funds, short-term lines of credit aggregating $35 million, none of which is outstanding at December 31, 1995, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions. On April 1, 1994, Williston Basin borrowed $25 million under a term loan agreement, with the proceeds used solely for the purpose of refinancing purchase money mortgages payable to the Company. At December 31, 1995, $7.5 million is available and outstanding under the term loan agreement.

    Knife River's 1995 capital needs, including the acquisition of a 50 percent interest in Hawaiian Cement, were met through funds on hand, funds generated from internal sources, short-term lines of credit and a long-term revolving credit agreement. It is anticipated that funds generated from internal sources, short-term lines of credit aggregating $6 million, none of which was outstanding at December 31, 1995, and a long-term revolving credit agreement of $40 million, $25 million of which was outstanding at December 31, 1995, will continue to meet the needs of this business unit for 1996 through 1998, excluding funds which may be required for future acquisitions. It is anticipated that funds required for future acquisitions will be met primarily through the issuance of a combination of long-term debt and equity securities.

    Fidelity Oil's 1995 capital needs related to its oil and natural gas acquisition, development and exploration program were met through funds generated from internal sources and long-term lines of credit aggregating $25 million, $2 million of which was outstanding at December 31, 1995. It is anticipated that Fidelity's 1996 through 1998 capital needs will be met from internal sources and its long-term lines of credit.

    See Note 13 of Notes to Consolidated Financial Statements for a discussion of notices of proposed deficiency received from the IRS proposing substantial additional income taxes. The level of funds which could be required as a result of the proposed deficiencies could be significant if the IRS position were upheld.

    Prairielands' 1995 capital needs were met through funds generated internally and short-term lines of credit aggregating $5.4 million, $600,000 of which was outstanding at December 31, 1995. It is anticipated that Prairielands' 1996 through 1998 capital needs will be met from internal sources and its short-term lines of credit.

    The Company utilizes its short-term lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at December 31, 1995, under the short-term lines of credit.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1995, the Company could have issued approximately $200 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 3.0 and 2.9 times for 1995 and 1994, respectively. Additionally, the Company's first mortgage bond interest coverage was 3.9 times in 1995 compared to 3.3 times in 1994. Stockholders' equity as a percent of total capitalization was 57% and 58% at December 31, 1995 and 1994, respectively.

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

    Reference is made to Pages 23 through 47 of the Annual Report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 1 through 5 and 13 and 14 of the Company's Proxy Statement dated March 4, 1996 (Proxy Statement) which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 6 through 13 of the Proxy
Statement.


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

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules.

    1.  Financial Statements:

        Report of Independent Public Accountants          *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1995                               *
        Consolidated Balance Sheets at December 31,
          1995, 1994 and 1993                             *
        Consolidated Statements of Capitalization at
          December 31, 1995, 1994 and 1993                *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1995                               *
        Notes to Consolidated Financial Statements        *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial
        Statements and Notes thereto.)

____________________

* The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 1995 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 1995 is not to be deemed filed as part of this report.

3.  Exhibits:
         3(a) Composite Certificate of Incorporation
              of MDU Resources Group, Inc., as amended
              to date, filed as Exhibit 3(a) to
              Form 10-K for the year ended
              December 31, 1994, in File No. 1-3480       *
         3(b) By-laws of MDU Resources Group, Inc.,
              as amended to date, filed as Exhibit 3(b)
              to Form 10-K for the year ended
              December 31, 1994, in File No. 1-3480       *
         4(a) Indenture of Mortgage, dated as of
              May 1,
              1939, as restated in the Forty-Fifth
              Supplemental Indenture, dated as of
              April 21, 1992, and the Forty-Sixth
              through Forty-Eighth Supplements thereto
              between the Company and the New York
              Trust Company (The Bank of New York,
              successor Corporate  Trustee) and A. C.
              Downing (W. T. Cunningham, successor
              Co-Trustee), filed as Exhibit 4(a)
              in Registration No. 33-66682; and
              Exhibits 4(e), 4(f) and 4(g)
              in Registration No. 33-53896                *
      + 10(a) Management Incentive Compensation Plan,
              filed as Exhibit 10(a) in Registration
              No. 33-66682                                *
      + 10(b) 1992 Key Employee Stock Option Plan,
              filed as Exhibit 10(f) in Registration
              No. 33-66682                                *
      + 10(c) Restricted Stock Bonus Plan, filed as
              Exhibit 10(b) in Registration No. 33-66682  *
      + 10(d) Supplemental Income Security Plan, as
              amended to date, filed as Exhibit 10(d)
              to Form 10-K for the year ended
              December 31, 1994, in File No. 1-3480       *
      + 10(e) Directors' Compensation Policy, filed as
              Exhibit 10(d) in Registration No. 33-66682  *
      + 10(f) Deferred Compensation Plan for Directors,
              filed as Exhibit 10(e) in Registration
              No. 33-66682                                *
      + 10(g) Non-Employee Director Stock Compensation
              Plan                                       **
        12    Computation of Ratio of Earnings to Fixed
              Charges                                    **
        13    Selected financial data, financial
              statements and supplementary data as
              contained in the Annual Report to
              Stockholders for 1995                      **
        21    Subsidiaries of MDU Resources Group, Inc.  **
        23(a) Consent of Independent Public Accountants  **
        23(b) Consent of Engineer                        **
        23(c) Consent of Engineer                        **
        27    Financial Data Schedule                    **

 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K.

     Form 8-K was filed on December 12, 1995. Under Item 5--Other Events, it was reported that on November 27, 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company, and Northern Municipal Power Agency, the owners of an aggregate interest of 75 percent of the Coyote electrical generating station, against the Company (an owner of a 25 percent interest in the Coyote Station) and Knife River.
                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MDU RESOURCES GROUP, INC.

    Date:   February 28, 1996        By:   /s/ Harold J. Mellen, Jr.
                                         Harold J. Mellen, Jr. (President
                                           and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                            Title              Date

    /s/ Harold J. Mellen, Jr.               Chief Executive   February 28, 1996
       Harold J. Mellen, Jr.                    Officer
 (President and Chief Executive Officer)      and Director

    /s/ Douglas C. Kane                     Chief Operating   February 28, 1996
Douglas C. Kane (Executive Vice President     Officer and
   and Chief Operating Officer)                Director

    /s/ Warren L. Robinson                  Chief Financial   February 28, 1996
Warren L. Robinson (Vice President,             Officer
Treasurer and Chief Financial Officer)

    /s/ Vernon A. Raile                     Chief Accounting  February 28, 1996
 Vernon A. Raile (Vice President,               Officer
Controller and Chief Accounting Officer)

    /s/ John A. Schuchart                       Director      February 28, 1996
John A. Schuchart (Chairman of the Board)

    /s/ Thomas Everist                          Director      February 28, 1996
        Thomas Everist

    /s/ Richard L. Muus                         Director      February 28, 1996
        Richard L. Muus

    /s/ Robert L. Nance                         Director      February 28, 1996
        Robert L. Nance

    /s/ John L. Olson                           Director      February 28, 1996
        John L. Olson

    /s/ San W. Orr, Jr.                         Director      February 28, 1996
        San W. Orr, Jr.

    /s/ Charles L. Scofield                     Director      February 28, 1996
        Charles L. Scofield

    /s/ Homer A. Scott, Jr.                     Director      February 28, 1996
        Homer A. Scott, Jr.

    /s/ Joseph T. Simmons                       Director      February 28, 1996
        Joseph T. Simmons

    /s/ Stanley F. Staples, Jr.                 Director      February 28, 1996
        Stanley F. Staples, Jr.

    /s/ Sister Thomas Welder                    Director      February 28, 1996
        Sister Thomas Welder
                                   EXHIBIT INDEX

Exhibit No.
     3(a)  Composite Certificate of Incorporation
           of MDU Resources Group, Inc., as amended
           to date, filed as Exhibit 3(a) to
           Form 10-K for the year ended
           December 31, 1994, in File No. 1-3480          *
     3(b)  By-laws of MDU Resources Group, Inc.,
           as amended to date, filed as Exhibit 3(b)
           to Form 10-K for the year ended
           December 31, 1994, in File No. 1-3480          *
     4(a)  Indenture of Mortgage, dated as of May 1,
           1939, as restated in the Forty-Fifth
           Supplemental Indenture, dated as of
           April 21, 1992, and the Forty-Sixth
           through Forty-Eighth Supplements thereto
           between the Company and the New York
           Trust Company (The Bank of New York,
           successor Corporate Trustee) and A. C.
           Downing (W. T. Cunningham, successor
           Co-Trustee), filed as Exhibit 4(a)
           in Registration No. 33-66682; and
           Exhibits 4(e), 4(f) and 4(g)
           in Registration No. 33-53896                   *
  + 10(a)  Management Incentive Compensation Plan,
           filed as Exhibit 10(a) in Registration
           No. 33-66682                                   *
  + 10(b)  1992 Key Employee Stock Option Plan,
           filed as Exhibit 10(f) in Registration
           No. 33-66682                                   *
  + 10(c)  Restricted Stock Bonus Plan, filed as
           Exhibit 10(b) in Registration No. 33-66682     *
  + 10(d)  Supplemental Income Security Plan, as
           amended to date, filed as Exhibit 10(d)
           to Form 10-K for the year ended
           December 31, 1994, in File No. 1-3480          *
  + 10(e)  Directors' Compensation Policy, filed as
           Exhibit 10(d) in Registration No. 33-66682     *
  + 10(f)  Deferred Compensation Plan for Directors,
           filed as Exhibit 10(e) in Registration
           No. 33-66682                                   *
  + 10(g)  Non-Employee Director Stock Compensation
           Plan                                          **
    12     Computation of Ratio of Earnings to Fixed
           Charges                                       **
    13     Selected financial data, financial
           statements and supplementary data as
           contained in the Annual Report to
           Stockholders for 1995                         **
    21     Subsidiaries of MDU Resources Group, Inc.     **
    23(a)  Consent of Independent Public Accountants     **
    23(b)  Consent of Engineer                           **
    23(c)  Consent of Engineer                           **
    27     Financial Data Schedule                       **

 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.