Form 10-Q
period 1996-03-31
MDU RESOURCES GROUP INC
filed 1996-05-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996: 28,476,981 shares.

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

      Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North Dakota and, through its wholly-owned subsidiary, KRC Holdings, Inc. (KRC Holdings), surface mines and markets aggregates and related construction materials in the Anchorage, Alaska area, southern Oregon, north-central California and the Hawaiian Islands.

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

                              INDEX





Part I

    Consolidated Statements of Income --
      Three Months Ended March 31, 1996 and 1995

    Consolidated Balance Sheets --
      March 31, 1996 and 1995, and December 31, 1995

    Consolidated Statements of Cash Flows --
       Three Months Ended March 31, 1996 and 1995

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations


Part II

Signatures

Exhibit Index

Exhibit
                      MDU RESOURCES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                                     1996      1995
                                                (In thousands, except
                                                  per share amounts)

Operating revenues:
  Electric                                         $ 37,699  $ 35,126
  Natural gas                                        57,032    52,584
  Construction materials and mining                  15,568    18,863
  Oil and natural gas production                     16,230     9,945
                                                    126,529   116,518
Operating expenses:
  Fuel and purchased power                           12,195    11,248
  Purchased natural gas sold                         21,274    19,930
  Operation and maintenance                          43,932    43,703
  Depreciation, depletion and amortization           15,131    12,835
  Taxes, other than income                            5,915     6,331
                                                     98,447    94,047
Operating income:
  Electric                                            8,683     8,224
  Natural gas distribution                            7,543     5,436
  Natural gas transmission                            5,705     5,522
  Construction materials and mining                     334       760
  Oil and natural gas production                      5,817     2,529
                                                     28,082    22,471

Other income--net                                     1,347       794
Interest expense                                      7,012     6,003
Carrying costs on natural gas repurchase commitment   1,428     1,440
Income before income taxes                           20,989    15,822
Income taxes                                          7,854     5,550
Net income                                           13,135    10,272
Dividends on preferred stocks                           198       199
Earnings on common stock                           $ 12,937  $ 10,073
Earnings per common share                          $    .45  $    .35
Dividends per common share                         $    .27  $    .27
Average common shares outstanding                    28,477    28,477




The accompanying notes are an integral part of these consolidated statements.

                     MDU RESOURCES GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                         March 31,  March 31, December 31,
                                           1996       1995        1995
                                                 (In thousands)
ASSETS
Property, plant and equipment:
  Electric                             $   536,829 $  519,829   $  535,016
  Natural gas distribution                 161,316    161,005      161,080
  Natural gas transmission                 272,430    265,328      271,773
  Construction materials and mining        152,695    149,401      151,751
  Oil and natural gas production           181,303    163,596      167,542
                                         1,304,573  1,259,159    1,287,162
  Less accumulated depreciation,
    depletion and amortization             584,536    558,942      570,855
                                           720,037    700,217      716,307
Current assets:
  Cash and cash equivalents                 38,319     47,310       33,398
  Receivables                               63,135     50,172       61,961
  Inventories                               16,661     21,537       23,949
  Deferred income taxes                     36,484     30,292       31,663
  Prepayments and other current
    assets                                  10,907     11,826       11,261
                                           165,506    161,137      162,232
Natural gas available under
  repurchase commitment                     70,622     70,910       70,750

Investments                                45,343     19,869       46,188

Deferred charges and other assets          57,991     61,417       61,002
                                       $1,059,499 $1,013,550   $1,056,479

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    28,476,981, $3.33 par value at
    March 31, 1996 and December 31,
    1995, 18,984,654, $3.33 par
    value at March 31, 1995            $   94,828 $   63,219   $   94,828
  Other paid in capital                    64,305     95,914       64,305
  Retained earnings                       183,360    170,529      178,184
                                          342,493    329,662      337,317
  Preferred stock subject to mandatory
    redemption requirements                 1,900      2,000        1,900
  Preferred stock redeemable at option
    of the Company                         15,000     15,000       15,000
  Long-term debt                          215,709    206,343      237,352
                                          575,102    553,005      591,569

Commitments and contingencies                 ---        ---          ---

Current liabilities:
  Short-term borrowings                       225        ---          600
  Accounts payable                         18,962     17,916       22,261
  Taxes payable                            25,783     17,152       13,566
  Other accrued liabilities,
    including reserved revenues           114,025    100,322      100,779
  Dividends payable                         7,957      7,792        7,958
  Long-term debt and preferred
    stock due within one year              15,837     20,541       17,087
                                          182,789    163,723      162,251
Natural gas repurchase commitment          88,041     88,401       88,200

Deferred credits:
  Deferred income taxes                   117,038    114,082      118,459
  Other                                    96,529     94,339       96,000
                                          213,567    208,421      214,459
                                       $1,059,499 $1,013,550   $1,056,479

The accompanying notes are an integral part of these consolidated statements.

                         MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                              1996      1995
                                                              (In thousands)

Operating activities:
  Net income                                                $ 13,135  $ 10,272
  Adjustments to reconcile net income to net cash provided
    by operations:
    Depreciation, depletion and amortization                  15,131    12,835
    Deferred income taxes and investment tax credit--net        (538)    1,097
    Recovery of deferred natural gas contract litigation
      settlement costs, net of income taxes                    1,780     2,549
    Changes in current assets and liabilities--
      Receivables                                             (1,174)    5,237
      Inventories                                              7,288     5,553
      Other current assets                                    (4,467)   (3,137)
      Accounts payable                                        (3,299)   (2,306)
      Other current liabilities                               25,462    20,140
    Other noncurrent changes                                   5,064     2,192

  Net cash provided by operating activities                   58,382    54,432


Financing activities:
  Net change in short-term borrowings                           (375)     (680)
  Issuance of long-term debt                                   1,500     8,550
  Repayment of long-term debt                                (24,398)  (19,815)
  Retirement of natural gas repurchase commitment               (159)       (3)
  Dividends paid                                              (7,959)   (7,793)

  Net cash used in financing activities                      (31,391)  (19,741)


Investing activities:
  Additions to property, plant and equipment--
    Electric                                                  (2,896)   (4,009)
    Natural gas distribution                                  (1,126)   (1,970)
    Natural gas transmission                                    (659)   (1,349)
    Construction materials and mining                         (1,182)   (2,133)
    Oil and natural gas production                           (17,180)  (12,158)
                                                             (23,043)  (21,619)
  Sale of natural gas available under repurchase commitment      128         3
  Investments                                                    845    (2,955)

  Net cash used in investing activities                      (22,070)  (24,571)

  Increase in cash and cash equivalents                        4,921    10,120
  Cash and cash equivalents--beginning of year                33,398    37,190

  Cash and cash equivalents--end of period                  $ 38,319  $ 47,310



 The accompanying notes are an integral part of these consolidated statements.

                  MDU RESOURCES GROUP, INC.
                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS

                   March 31, 1996 and 1995
                         (Unaudited)

1.  Basis of presentation

      The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
    December 31, 1995 (1995 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 1995 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

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

4.  Pending litigation

    W. A. Moncrief --

      In November 1993, the estate of W.A. Moncrief (Moncrief), a producer from whom Williston Basin purchased a portion of its natural gas supply, filed suit in Federal District Court for the District of Wyoming (Federal District Court) against Williston Basin and the Company disputing certain price and volume issues under the contract.

      Through the course of this action Moncrief has submitted damage calculations which total approximately $19 million or, under its alternative pricing theory, approximately $39 million. In March 1995, the Federal District Court issued a summary judgment dismissing Moncrief's pricing theories and substantially reducing Moncrief's claims. Trial was held in January 1996, and Williston Basin is awaiting the Federal District Court's decision.

      Moncrief's damage claims, in Williston Basin's opinion, are grossly overstated. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

    Coal Supply Agreement --

      In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices as may ultimately be determined by the State District Court. The Co-owners are also alleging a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under such contract, and are seeking damages in an unspecified amount. On January 8, 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay pending arbitration.
    In an order dated May 6, 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the contracts.

5.  Regulatory matters and revenues subject to refund

      Williston Basin has pending with the Federal Energy
    Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In July 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. In August 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates which went into effect on September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order. The rehearing is pending before the FERC.

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

6.  Natural gas repurchase commitment

      The Company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 3 of its 1995 Annual Report. As part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas.

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

      Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through March 31, 1996, 17.6 MMdk of this natural gas had been sold by Williston Basin for use by both on- and off-system markets. Williston Basin will continue to aggressively market the remaining 43.2 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

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

      In June 1990, Montana-Dakota was notified by the EPA that it and several others were named as Potentially Responsible Parties
    (PRPs) in connection with the cleanup of pollution at a landfill
    site located in Minot, North Dakota.   In June 1993, the EPA
    issued its decision on the selected remediation to be performed at the site. Based on the EPA's proposed remediation plan, estimates of the total cleanup costs, including federal oversight costs, at this site range from approximately $3.7 million to $4.8 million. In October 1995, the EPA and the City of Minot entered into a consent decree which requires the city to implement as well as assume liability for all cleanup costs associated with the remediation plan. On March 25, 1996, the EPA and the PRPs reached a tentative agreement under which the PRPs would pay a total of approximately $562,000 in past and future federal oversight costs to the EPA. Montana-Dakota's share of the settlement is estimated to be approximately $85,000. Final resolution of this matter is expected by the third quarter of 1996.

8.  Federal tax matters

      The Company's consolidated federal income tax returns were under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1991. In 1991, the Company received a notice of proposed deficiency from the IRS for the tax years 1983 through 1985 which proposed substantial additional income taxes, plus interest. In an alternative position contained in the notice of proposed deficiency, the IRS had claimed a lower level of taxes due, plus interest as well as penalties. In 1992 and 1995, similar notices of proposed deficiency were received for the years 1986 through 1988 and 1989 through 1991, respectively. Although the notices of proposed deficiency encompass a number of separate issues, the principal issue is related to the tax treatment of deductions claimed in connection with certain investments made by Knife River and Fidelity Oil.

      The Company timely filed protests for the 1983 through 1991 tax years contesting the treatment proposed in the notices of proposed deficiency. In April 1996, the Company and the IRS reached a settlement for the tax years 1983 through 1988, which should also result in settlement of related issues for the years 1989 through 1991. The Company is currently evaluating the allocation of the tax obligation among its subsidiaries but anticipates no earnings effect on a consolidated basis since adequate consolidated reserves have been provided. Adjustments to the separate business segments will be reflected in the 1996 year-end financial statements.

9.  Cash flow information

      Cash expenditures for interest and income taxes were as
    follows:
                                                  Three Months Ended
                                                       March 31,
                                                    1996      1995
                                                     (In thousands)

    Interest, net of amount capitalized             $7,221     $6,898
    Income taxes                                    $1,645     $  592

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

   The following table (in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                                        Three Months
                                                            Ended
                                                           March 31,
Business                                                 1996    1995
Electric                                              $   3.7  $  3.5
Natural gas distribution                                  3.9     2.7
Natural gas transmission                                  1.6     1.6
Construction materials and mining                          .5      .9
Oil and natural gas production                            3.2     1.4
Earnings on common stock                              $  12.9  $ 10.1

Earnings per common share                             $   .45  $  .35

Return on average common equity for the
  12 months ended                                       13.1%   11.6%

   Earnings for the quarter ended March 31, 1996, were up $2.8 million from the comparable period a year ago. Higher oil and natural gas prices and increased production at the oil and natural gas production business contributed to the earnings increase. Improved retail sales at the electric business and increased throughput at the natural gas distribution business, primarily the result of 20 percent colder weather than the comparable period a year ago, further improved earnings. Lower coal sales to the Big Stone Station due to the expiration of a coal contract in August 1995 and the resulting closure of the Gascoyne Mine partially offset the earnings increase. Also reducing earnings were increased operation and maintenance expenses at the electric and natural gas transmission businesses.

                   ________________________________


   Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

   The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

                                                        Three Months
                                                            Ended
                                                           March 31,
                                                         1996    1995
Operating revenues:
  Retail sales                                        $  34.3  $ 32.1
  Sales for resale and other                              3.4     3.0
                                                         37.7    35.1
Operating expenses:
  Fuel and purchased power                               12.2    11.3
  Operation and maintenance                              10.8     9.6
  Depreciation, depletion and amortization                4.2     4.0
  Taxes, other than income                                1.8     2.0
                                                         29.0    26.9

Operating income                                          8.7     8.2

Retail sales (kWh)                                      561.1   517.3
Sales for resale (kWh)                                  159.2   145.1
Cost of fuel and purchased power per kWh              $  .016  $ .016


Montana-Dakota -- Natural Gas Distribution Operations

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                         1996    1995
Operating revenues:
  Sales                                               $  63.3  $ 57.4
  Transportation and other                                1.0     1.0
                                                         64.3    58.4
Operating expenses:
  Purchased natural gas sold                             45.7    42.2
  Operation and maintenance                               8.3     7.9
  Depreciation, depletion and amortization                1.8     1.7
  Taxes, other than income                                1.0     1.1
                                                         56.8    52.9

Operating income                                          7.5     5.5

Volumes (dk):
  Sales                                                  16.4    13.6
  Transportation                                          2.6     3.0
Total throughput                                         19.0    16.6

Degree days (% of normal)                                112%   93.0%
Cost of natural gas, including
  transportation, per dk                              $  2.79  $ 3.11

Williston Basin -- Natural Gas Transmission Operations

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                         1996    1995
Operating revenues:
  Transportation                                      $  14.1* $ 14.5*
  Storage                                                 2.9     3.3
  Natural gas production and other                        1.6     1.4
                                                         18.6    19.2
Operating expenses:
  Operation and maintenance                              10.0*   10.8*
  Depreciation, depletion and amortization                1.7     1.8
  Taxes, other than income                                1.2     1.1
                                                         12.9    13.7

Operating income                                          5.7     5.5

Volumes (dk):
  Transportation--
    Montana-Dakota                                       13.4    12.5
    Other                                                 7.1     7.2
                                                         20.5    19.7

  Produced (Mdk)                                        1,387   1,312

 *Includes amortization and related recovery
  of deferred natural gas contract
  buy-out/buy-down and gas supply
  realignment costs                                   $   2.8  $  4.0

Knife River -- Construction Materials and Mining Operations

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                         1996**  1995

Operating revenues:
  Construction materials                              $   6.4  $  6.3
  Coal                                                    9.2    12.6
                                                         15.6    18.9
Operating expenses:
  Operation and maintenance                              12.7    15.1
  Depreciation, depletion and amortization                1.5     1.6
  Taxes, other than income                                1.0     1.4
                                                         15.2    18.1

Operating income                                           .4      .8

Sales (000's):
  Aggregates (tons)                                       231     245
  Asphalt (tons)                                           17      24
  Ready-mixed concrete (cubic yards)                       43      43
  Coal (tons)                                             826   1,397

** Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995 and is accounted for under the equity method.

Fidelity Oil -- Oil and Natural Gas Production Operations

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                         1996    1995
Operating revenues:
  Oil                                                 $   8.2  $  5.8
  Natural gas                                             8.0     4.1
                                                         16.2     9.9
Operating expenses:
  Operation and maintenance                               3.6     2.9
  Depreciation, depletion and amortization                6.0     3.8
  Taxes, other than income                                 .8      .7
                                                         10.4     7.4

Operating income                                          5.8     2.5

Production (000's):
  Oil (barrels)                                           509     395
  Natural gas (Mcf)                                     3,506   2,631

Average sales price:
  Oil (per barrel)                                    $ 16.22  $14.72
  Natural gas (per Mcf)                                  2.25    1.53

   Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business. The amounts relating to the elimination of intercompany transactions for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses were $25.9 million, $24.4 million and $1.5 million, respectively, for the three months ended March 31, 1996, and $25.0 million, $22.3 million and $2.7 million, respectively, for the three months ended March 31, 1995.

Three Months Ended March 31, 1996 and 1995

Montana-Dakota -- Electric Operations

   Operating income at the electric business increased primarily due
to higher retail sales and sales for resale revenue.   Increased
retail sales volumes to all customer classes and increased sales for resale, both due primarily to higher weather-related demand, contributed to the revenue improvement. Increased fuel and purchased power costs, largely resulting from higher purchased power demand charges, partially offset the increase in operating income. The increase in demand charges, related to a participation power contract, is the result of the purchase of an additional five megawatts of capacity beginning in May 1995. Higher operation and maintenance expenses, primarily increased payroll-related costs and higher power generation expenses, also somewhat reduced the operating income improvement.

   Earnings for the electric business improved due to the operating income increase.

Montana-Dakota -- Natural Gas Distribution Operations

   Operating income at the natural gas distribution business improved largely as a result of increased sales revenue. The sales revenue improvement resulted from a 2.2 million decatherm increase in volumes sold due to 20% colder weather and increased sales resulting from the addition of over 3,800 customers. However, the pass-through of lower average natural gas costs partially offset the sales revenue increase. The effects of lower volumes transported were offset by higher average transportation rates. Higher operation expenses, due primarily to increased payroll-related costs, partially offset the operating income improvement.

   Natural gas distribution earnings increased due to the operating income improvement.

Williston Basin -- Natural Gas Transmission Operations

   The slight improvement in operating income was primarily due to increased transportation revenues, the result of increased volumes transported to both on- and off-system markets and the benefits of a favorable rate change implemented in January 1996. However, reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs more than offset the transportation revenue increase. Higher operation expenses, primarily the timing of pipeline safety user fee payments and increased payroll-related costs, were more than offset by reduced amortizations of deferred natural gas contract buy-out/buy-down and gas supply realignment costs.

   Earnings for this business were unchanged due to the increase in operating income being offset by increased interest expense, primarily the result of higher reserved revenue balances.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

   Construction materials operating income increased $466,000 due to lower operation and maintenance expenses. The expense decrease was primarily due to the timing of maintenance expenses incurred at the Oregon operations this period compared to the same period a year ago.

Coal Operations --

   Operating income for the coal operations decreased $887,000 primarily due to decreased coal revenues, due to the expiration of the coal contract with the Big Stone Station in August 1995 and the resulting closure of the Gascoyne Mine. Decreased operation expenses, depreciation expense and taxes other than income, all due primarily to the closure of the Gascoyne Mine, partially offset the decline in operating income.

Consolidated --

   Earnings decreased due to the decline in coal operating income and higher interest expense. Increased long-term debt due to the acquisition of Hawaiian Cement was the primary factor contributing to the increase in interest expense. Increased construction materials operating income and income from the 50 percent interest in Hawaiian Cement (included in Other income--net) acquired in September 1995, partially offset the decline in earnings.

Fidelity Oil -- Oil and Natural Gas Production Operations

   Operating income for the oil and natural gas production business increased as a result of higher oil and natural gas revenues. Higher oil revenue resulted from a $1.8 million increase due to higher production and a $596,000 increase due to higher average prices. The increase in natural gas revenue was due to a $2.0 million increase resulting from higher production and $1.9 million increase arising from higher prices. Increased operation expense and depreciation, depletion and amortization expense, both largely due to higher production, partially offset the operating income improvement.

   Earnings for this business unit increased due to the operating income improvement.

Prospective Information

   Each of the Company's businesses is subject to competition, varying in both type and degree. See Items 1 and 2 in the 1995
Annual Report on Form 10-K (1995 Form 10-K) for a further discussion of the effects these competitive forces have on each of the Company's businesses.

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

   On June 30, 1995, Montana-Dakota filed a general natural gas rate increase application with the Montana Public Service Commission
(MPSC) requesting an increase of $2.1 million or 4.4%. On April 17, 1996, the MPSC issued an order in this proceeding authorizing additional annual revenues of $1.0 million, or 49% of the original amount requested. The rate increase became effective May 1, 1996.

   On June 30, 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, on December 29, 1995, Williston Basin filed revised base rates with the FERC resulting in an increase of $8.9 million or 19.1% over the currently effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund.

   In April 1996, KRC Holdings, Inc. purchased Baldwin Contracting Company, Inc. (Baldwin) of Chico, California. Baldwin is a major supplier of aggregate, asphalt and construction services in the northern Sacramento Valley and adjacent Sierra Nevada Mountains of northern California. Baldwin also provides a variety of construction services, primarily earth moving, grading, road and highway construction and maintenance services.

   Knife River continues to seek additional growth opportunities. These include the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 imposes stricter criteria for assets, including regulatory assets, by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted SFAS No. 121 on January 1, 1996, and the adoption did not have a material affect on the Company's financial position or results of operations.

FERC Order No. 888

   On April 24, 1996, the FERC issued its final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs. Montana-Dakota is presently evaluating Order
No. 888 to determine what effects the order will have on its operations.

   In a related matter, on March 29, 1996, the Mid-Continent Area Power Pool (MAPP), of which Montana-Dakota is a member, filed a restated operating agreement with the FERC to provide for wholesale open access transmission on its members' systems on a non-discriminatory basis. The MAPP is awaiting approval of the restated agreement by the FERC.

Liquidity and Capital Commitments

   Montana-Dakota's capital needs for 1996 are estimated at $26.0 million for construction costs and $35.4 million for the retirement of long-term securities. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its capital needs from internal sources and through the use of its $30 million revolving credit and term loan agreement, none of which was outstanding at March 31, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. In April 1996, the Company notified the holders of its 9 1/8 Series first mortgage bonds, due May 15, 2006, that the Company intends to call $25 million of these bonds on June 1, 1996. The funds required to retire the 9 1/8 Series first mortgage bonds will be provided for by Williston Basin's repayment of $27.5 million of intercompany debt payable to the Company.

   Williston Basin's 1996 capital needs are estimated at $11.6 million for construction costs and $6.3 million for the retirement of long-term debt, excluding the $27.5 million of intercompany debt discussed below. These capital needs are expected to be met with a combination of internally generated funds and short-term lines of credit aggregating $35 million, none of which is outstanding at March 31, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions. Williston Basin presently intends to privately place in the second quarter of 1996 $20 million of notes with the proceeds to be used to repay the $27.5 million of intercompany debt payable to the Company.

   Knife River's capital needs for 1996 are estimated at $20.9 million, including those required for the acquisition of Baldwin Contracting Company, Inc., as previously discussed. It is anticipated that these capital needs will be met through funds generated from internal sources, short-term lines of credit aggregating $8 million, none of which is outstanding at March 31, 1996, and a long-term revolving credit agreement of $55 million, $25 million of which was outstanding on March 31, 1996. On April 15, 1996, amounts available under the long-term revolving credit agreement were increased from $40 million to $55 million. In addition, on April 22, 1996, amounts available under the short-term lines of credit were increased from $6 million to $8 million. It is anticipated that funds required for future acquisitions will be met primarily through the issuance of a combination of long-term debt and equity securities.

   Fidelity Oil's 1996 capital needs related to its oil and natural gas acquisition, development and exploration program are estimated at $40 million. These capital needs are expected to be met through funds generated from internal sources and long-term lines of credit aggregating $35 million. On April 15, 1996, amounts available under the lines of credit were increased from $25 to $35 million. At March 31, 1996, $3.5 million was outstanding under the lines of credit.

   See Note 8 for a further discussion of a settlement reached between the Company and the IRS on claimed tax deficiencies. The level of funds required as a result of this settlement were not material to the Company's consolidated financial position.

   Prairielands' 1996 capital needs are estimated at $1.5 million for construction costs and $437,000 for long-term debt retirement. It is anticipated that these capital needs will be met through funds generated internally and short-term lines of credit aggregating $5.4 million, $225,000 of which was outstanding at March 31, 1996.

   The Company utilizes its short-term lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at March 31, 1996, under the short-term lines of credit.

   The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 1996, the Company could have issued approximately $202 million of additional first mortgage bonds.

   The Company's coverage of fixed charges including preferred dividends was 3.1 and 3.0 times for the twelve months ended
March 31, 1996, and December 31, 1995, respectively. Additionally, the Company's first mortgage bond interest coverage was 4.2 and 3.9 times for the twelve months ended March 31, 1996, and December 31, 1995, respectively. Stockholders' equity as a percent of total capitalization was 60% and 57% at March 31, 1996, and December 31, 1995, respectively.

                      PART II - OTHER INFORMATION


1. Legal Proceedings

   In an order dated May 6, 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the contracts.


4. Results of Votes of Security Holders

   The Company's Annual Meeting of Stockholders was held on
   April 23, 1996. One proposal was submitted to stockholders as described in the Company's Proxy Statement dated March 4, 1996, and was voted upon and approved by stockholders at the meeting. The table below briefly describes the proposal and the results of the stockholder votes.

                                          Shares
                                          Against
                                 Shares     or                  Broker
                                  For     Withheld Abstentions Non-Votes
Proposal to elect three
  directors for terms
  expiring in 1999:
   Thomas Everist              24,868,819  462,288    ---        ---
   Harold J. Mellen, Jr.       24,830,603  500,504    ---        ---
   Robert L. Nance             24,907,417  423,690    ---        ---


6. Exhibits and Reports on Form 8-K

   a)  Exhibits

       (27) Financial Data Schedule

   b)  Reports on Form 8-K

       None.
                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MDU RESOURCES GROUP, INC.




DATE   May 13, 1996               BY   /s/ Warren L. Robinson
                                      Warren L. Robinson
                                      Vice President, Treasurer
                                        and Chief Financial Officer



                                       /s/ Vernon A. Raile
                                      Vernon A. Raile
                                      Vice President, Controller and
                                        Chief Accounting Officer

                             EXHIBIT INDEX





Exhibit No.

(27)  Financial Data Schedule