Form 10-Q
period 1996-06-30
MDU RESOURCES GROUP INC
filed 1996-08-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996:
28,476,981 shares.

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

    Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North
    Dakota and, through its wholly owned subsidiary, KRC
    Holdings, Inc. (KRC Holdings) and its subsidiaries surface mine and market aggregates and related construction materials in Oregon, California, Alaska and Hawaii.

    Fidelity Oil is comprised of Fidelity Oil Co. and
    Fidelity Oil Holdings, Inc., which own oil and natural gas interests throughout the United States, the Gulf of Mexico and Canada through investments with several oil and natural gas producers.

    Prairielands seeks new energy markets while continuing to expand present markets for natural gas.
    Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines and local distribution companies and, through its wholly owned subsidiary, Prairie Propane, Inc., operates bulk propane facilities in north-central and southeastern North Dakota.

                              INDEX





Part I

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 1996 and 1995

  Consolidated Balance Sheets --
    June 30, 1996 and 1995, and December 31, 1995

  Consolidated Statements of Cash Flows --
     Six Months Ended June 30, 1996 and 1995

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations


Part II

Signatures

Exhibit Index

Exhibit
                    MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)


                                             Three Months        Six Months
                                                 Ended              Ended
                                                June 30,           June 30,
                                           1996     1995       1996     1995
                                      (In thousands, except per share amounts)

Operating revenues:
 Electric                                $ 31,108 $ 30,384   $ 68,807 $ 65,510
 Natural gas                               32,141   38,462     89,173   91,046
 Construction materials and mining         29,845   31,112     45,413   49,975
 Oil and natural gas production            17,119   11,309     33,349   21,254
                                          110,213  111,267    236,742  227,785
Operating expenses:
 Fuel and purchased power                  10,021    9,398     22,216   20,646
 Purchased natural gas sold                 6,069   11,101     27,343   31,031
 Operation and maintenance                 52,913   52,415     96,845   96,118
 Depreciation, depletion and amortization  15,540   13,324     30,671   26,159
 Taxes, other than income                   5,469    5,452     11,384   11,783
                                           90,012   91,690    188,459  185,737
Operating income:
 Electric                                   5,287    5,366     13,970   13,590
 Natural gas distribution                    (348)    (676)     7,195    4,760
 Natural gas transmission                   6,141    7,482     11,846   13,004
 Construction materials and mining          3,391    4,312      3,725    5,072
 Oil and natural gas production             5,730    3,093     11,547    5,622
                                           20,201   19,577     48,283   42,048

Other income--net                           1,694    1,339      3,041    2,133
Interest expense                            6,727    6,003     13,739   12,006
Carrying costs on natural gas
 repurchase commitment                      1,411    1,537      2,839    2,977

Income before income taxes                 13,757   13,376     34,746   29,198
Income taxes                                5,157    4,714     13,011   10,264
Net income                                  8,600    8,662     21,735   18,934
Dividends on preferred stocks                 197      198        395      397
Earnings on common stock                 $  8,403  $ 8,464   $ 21,340 $ 18,537
Earnings per common share                $    .30  $   .30   $    .75 $    .65


Dividends per common share               $    .27  $   .27   $    .55 $    .53

Average common shares outstanding          28,477   28,477     28,477   28,477



The accompanying notes are an integral part of these consolidated statements.
                       MDU RESOURCES GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             June 30,    June 30,  December 31,
                                               1996        1995        1995
                                                      (In thousands)
ASSETS
Property, plant and equipment:
 Electric                                   $  540,322  $  526,405  $  535,016
 Natural gas distribution                      162,114     161,831     161,080
 Natural gas transmission                      266,914     267,757     271,773
 Construction materials and mining             172,589     151,215     151,751
 Oil and natural gas production                200,992     174,446     167,542
                                             1,342,931   1,281,654   1,287,162
 Less accumulated depreciation,
   depletion and amortization                  594,353     572,498     570,855
                                               748,578     709,156     716,307
Current assets:
 Cash and cash equivalents                      27,857      26,605      33,398
 Receivables                                    51,741      44,324      61,961
 Inventories                                    24,118      25,330      23,949
 Deferred income taxes                          31,131      29,180      31,663
 Prepayments and other current
   assets                                       11,469      11,396      11,261
                                               146,316     136,835     162,232
Natural gas available under
 repurchase commitment                          70,301      70,910      70,750

Investments                                     50,347      17,888      46,188

Deferred charges and other assets               58,754      58,564      61,002
                                            $1,074,296  $  993,353  $1,056,479

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    28,476,981, $3.33 par value at
    June 30, 1996 and December 31, 1995,
    18,984,654, $3.33 par value at
    June 30, 1995)                          $   94,828  $   63,219  $   94,828
 Other paid in capital                          64,305      95,914      64,305
 Retained earnings                             184,003     171,398     178,184
                                               343,136     330,531     337,317
 Preferred stock subject to mandatory
   redemption requirements                       1,900       2,000       1,900
 Preferred stock redeemable at option
   of the Company                               15,000      15,000      15,000
 Long-term debt                                242,710     190,126     237,352
                                               602,746     537,657     591,569

Commitments and contingencies                      ---         ---         ---

Current liabilities:
 Short-term borrowings                           3,637         ---         600
 Accounts payable                               23,327      20,056      22,261
 Taxes payable                                  19,236      10,221      13,566
 Other accrued liabilities,
   including reserved revenues                 100,763      99,322     100,779
 Dividends payable                               7,957       7,792       7,958
 Long-term debt and preferred
   stock due within one year                    15,837      19,240      17,087
                                               170,757     156,631     162,251
Natural gas repurchase commitment               87,640      88,401      88,200

Deferred credits:
 Deferred income taxes                         118,942     114,561     118,459
 Other                                          94,211      96,103      96,000
                                               213,153     210,664     214,459
                                            $1,074,296  $  993,353  $1,056,479

 The accompanying notes are an integral part of these consolidated statements.

                          MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                            1996       1995
                                                            (In thousands)

Operating activities:
 Net income                                               $ 21,735   $ 18,934
 Adjustments to reconcile net income to net cash provided
   by operations:
   Depreciation, depletion and amortization                 30,671     26,159
   Deferred income taxes and investment tax credit--net      2,086      2,482
   Recovery of deferred natural gas contract litigation
     settlement costs, net of income taxes                   3,305      4,387
   Changes in current assets and liabilities--
     Receivables                                            10,220     11,085
     Inventories                                              (169)     1,760
     Other current assets                                      324     (1,595)
     Accounts payable                                        1,066       (166)
     Other current liabilities                               5,653     12,209
   Other noncurrent changes                                  5,314      4,330

  Net cash provided by operating activities                 80,205     79,585


Financing activities:
 Net change in short-term borrowings                         3,037       (680)
 Issuance of long-term debt                                 48,600      3,600
 Repayment of long-term debt                               (44,529)   (32,387)
 Retirement of natural gas repurchase commitment              (560)        (3)
 Dividends paid                                            (15,916)   (15,586)

 Net cash used in financing activities                      (9,368)   (45,056)


Investing activities:
 Additions to property, plant and equipment
   and acquisitions of businesses--
   Electric                                                 (7,176)    (8,745)
   Natural gas distribution                                 (2,467)    (4,482)
   Natural gas transmission                                 (2,618)    (3,780)
   Construction materials and mining                       (21,570)    (4,058)
   Oil and natural gas production                          (38,837)   (23,078)
                                                           (72,668)   (44,143)
 Sale of natural gas available under repurchase commitment     449          3
 Investments                                                (4,159)      (974)

 Net cash used in investing activities                     (76,378)   (45,114)

 Decrease in cash and cash equivalents                      (5,541)   (10,585)
 Cash and cash equivalents--beginning of year               33,398     37,190

 Cash and cash equivalents--end of period                 $ 27,857   $ 26,605



 The accompanying notes are an integral part of these consolidated statements.

                  MDU RESOURCES GROUP, INC.
                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS

                 June 30, 1996 and 1995
                         (Unaudited)

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

3. Common stock split

     In August 1995, the Company's Board of Directors approved a three-for-two common stock split to be effected in the form of a 50 percent common stock dividend. The additional shares of common stock were distributed on October 13, 1995, to common stockholders of record on September 27, 1995. All common stock information appearing in the accompanying consolidated financial statements has been restated to give retroactive effect to the stock split. Additionally, preference share purchase rights have been appropriately adjusted to reflect the effects of the split.

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

   Coal Supply Agreement --

     In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices as may ultimately be determined by the State District Court. The Co-owners are also alleging a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under such contract, and are seeking damages in an unspecified amount. In January 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay pending arbitration. In an order dated May 6, 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the contracts.

   Environmental Litigation --

     For a description of litigation filed by Unitek Environmental Services, Inc. against Hawaiian Cement, see Note 7 --
   Environmental matters.

5. Regulatory matters and revenues subject to refund

     Williston Basin has pending with the Federal Energy
   Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In July 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. In August 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates which went into effect on September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order. On July 19, 1996, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request.

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

     Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through June 30, 1996, 17.8 MMdk of this natural gas had been sold. Williston Basin will continue to aggressively market the remaining 43.0 MMdk of this natural gas whenever market conditions are favorable. In addition, it will continue to seek long-term sales contracts.

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

     In June 1990, Montana-Dakota was notified by the EPA that it and several others were named as Potentially Responsible Parties
   (PRPs) in connection with the cleanup of pollution at a landfill
   site located in Minot, North Dakota.   In June 1993, the EPA
   issued its decision on the selected remediation to be performed at the site. Based on the EPA's proposed remediation plan, estimates of the total cleanup costs, including federal oversight costs, at this site range from approximately $3.7 million to $4.8 million. In October 1995, the EPA and the City of Minot entered into a consent decree which requires the city to implement as well as assume liability for all cleanup costs associated with the remediation plan. In March 1996, the EPA and the PRPs reached a tentative agreement under which the PRPs would pay a total of approximately $562,000 in past and future federal oversight costs to the EPA. Montana-Dakota's share of the settlement is estimated to be approximately $85,000. Final resolution of this matter is expected in 1996.

     In September 1995, Unitek Environmental Services, Inc. and Unitek Solvent Services, Inc. (Unitek) filed a complaint against Hawaiian Cement in the United States District Court for the District of Hawaii (District Court) alleging that dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii (Plant) violated the Hawaii State Implementation Plan
   (SIP) of the U.S. Clean Air Act (Clean Air Act), constituted a continual nuisance and trespass on the plaintiff's property, and that Hawaiian Cement's conduct warranted the payment of punitive damages. Hawaiian Cement is a Hawaiian general partnership whose general partners (with joint and several liability) are Knife River Hawaii, Inc., an indirect wholly owned subsidiary of the Company, and Adelaide Brighton Cement (Hawaii), Inc. Unitek is seeking civil penalties under the Clean Air Act (as described below), as well as damages for various claims (as described above) of up to $20 million in the aggregate. The Company believes that Unitek's claims for damages are materially overstated. Cross motions for summary judgment were heard on August 5, 1996.

     On August 7, 1996, the District Court issued an order granting Plaintiffs' motion for partial summary judgment relating to the Clean Air Act, indicating that it would issue an injunction shortly. The issue of civil penalties under the Clean Air Act was reserved for further hearing at a later date, and Unitek's claims for damages were not addressed by the District Court at such time. Depending upon the specific actions that the District Court enjoins, Hawaiian Cement may have to stop its cement manufacturing facility from operating as it currently does.

     On May 7, 1996, the EPA issued a Finding and Notice of Violation (NOV) to Hawaiian Cement. The NOV states that dust emissions from the Plant violated the SIP. Under the Clean Air Act, the EPA has the authority to issue an order requiring compliance with the SIP, issue an administrative order requiring the payment of penalties of up to $25,000 per day per violation (not to exceed $200,000), or bring a civil action for penalties of not more than $25,000 per day per violation and or bring a civil action for injunctive relief. It is also possible that the EPA could elect to join the suit filed by Unitek. Hawaiian Cement has met with the EPA, but the EPA has yet to take any further action regarding the NOV.

     There are a number of uncertainties with respect to this litigation. Thus, depending on the magnitude of civil penalties and/or damages which may ultimately be assessed or settlement costs, such amounts could have a material effect on the Company's results of operations.

8. Federal tax matters

     The Company's consolidated federal income tax returns were under examination by the Internal Revenue Service (IRS) for the tax years 1983 through 1991. In 1991, the Company received a notice of proposed deficiency from the IRS for the tax years 1983 through 1985 which proposed substantial additional income taxes, plus interest. In an alternative position contained in the notice of proposed deficiency, the IRS had claimed a lower level of taxes due, plus interest as well as penalties. In 1992 and 1995, similar notices of proposed deficiency were received for the years 1986 through 1988 and 1989 through 1991, respectively. Although the notices of proposed deficiency encompass a number of separate issues, the principal issue was related to the tax treatment of deductions claimed in connection with certain investments made by Knife River and Fidelity Oil.

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

9. Cash flow information

     Cash expenditures for interest and income taxes were as follows:

                                                    Six Months Ended
                                                         June 30,
                                                      1996     1995
                                                     (In thousands)

   Interest, net of amount capitalized             $12,493  $12,941
   Income taxes                                    $10,754  $ 9,407

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

   The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.
                                 Three Months     Six Months
                                    Ended            Ended
                                  June 30,         June 30,
Business                         1996    1995     1996   1995
Electric                        $ 1.6  $  1.7   $  5.3 $  5.2
Natural gas distribution          (.5)    (.9)     3.4    1.7
Natural gas transmission          1.9     3.3      3.5    4.9
Construction materials and
  mining                          2.5     2.8      3.0    3.7
Oil and natural gas production    2.9     1.6      6.1    3.0
Earnings on common stock        $ 8.4  $  8.5   $ 21.3 $ 18.5

Earnings per common share       $ .30  $  .30   $  .75 $  .65

Return on average common
  equity for the 12 months
  ended                                          12.9%  12.4%

   Earnings for the quarter ended June 30, 1996, were down $61,000 from the comparable period a year ago due to the nonrecurring effect of an April 1995 favorable FERC order on a rehearing request relating to a 1989 general rate proceeding at the natural gas transmission business which allowed for the recovery of $2.2 million after-tax previously refunded to customers. Lower coal sales to the Big Stone Station due to the expiration of a coal contract in August 1995 and the resulting closure of the Gascoyne Mine, combined with increased purchased power demand charges at the electric business, also contributed to the decline in earnings. Higher oil and natural gas prices and production at the oil and natural gas production business largely offset the earnings decline. Earnings from a 50 percent interest in Hawaiian Cement, and earnings from Baldwin Contracting Company, Inc. (Baldwin), both construction materials businesses acquired since the 1995 period, also partially offset the decline in earnings. In addition, higher average realized rates at the natural gas distribution business offset the earnings decline.

   Earnings for the six months ended June 30, 1996, were up $2.8 million from the corresponding 1995 period due to higher oil and natural gas prices and production at the oil and natural gas production business. Increased sales at the electric and natural gas distribution businesses, both primarily the result of 13 percent colder weather than the comparable period a year ago, combined with the benefits of a favorable rate change implemented in January 1996 at the natural gas transmission business also contributed to the earnings improvement. In addition, earnings from the recently acquired construction materials businesses, as previously discussed, added to the earnings increase. The nonrecurring effect of the favorable FERC order received at the natural gas transmission business in April 1995, as described above, and the effects of lower coal sales to the Big Stone Station due to the expiration of the coal contract somewhat offset the earnings improvement.

               ________________________________

   Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

   The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

                                 Three Months      Six Months
                                    Ended            Ended
                                  June 30,         June 30,
                                 1996    1995     1996   1995
Operating revenues:
  Retail sales                 $ 29.0  $ 28.6  $  63.4 $ 60.7
  Sales for resale and other      2.1     1.8      5.4    4.8
                                 31.1    30.4     68.8   65.5
Operating expenses:
  Fuel and purchased power       10.0     9.4     22.2   20.6
  Operation and maintenance      10.0     9.8     20.7   19.5
  Depreciation, depletion and
    amortization                  4.2     4.1      8.5    8.1
  Taxes, other than income        1.6     1.7      3.4    3.7
                                 25.8    25.0     54.8   51.9

Operating income                  5.3     5.4     14.0   13.6

Retail sales (kWh)              456.4   454.0  1,017.5  971.2
Sales for resale (kWh)           74.2    59.6    233.4  204.8
Cost of fuel and purchased
  power per kWh                $ .018  $ .017  $  .016 $ .016

Montana-Dakota -- Natural Gas Distribution Operations

                                 Three Months      Six Months
                                    Ended            Ended
                                  June 30,         June 30,
                                 1996    1995     1996   1995
Operating revenues:
  Sales                        $ 23.7  $ 26.5   $ 87.0 $ 83.9
  Transportation and other         .9      .9      1.8    1.8
                                 24.6    27.4     88.8   85.7
Operating expenses:
  Purchased natural gas sold     14.8    17.9     60.5   60.1
  Operation and maintenance       7.4     7.5     15.7   15.5
  Depreciation, depletion and
    amortization                  1.7     1.7      3.4    3.3
  Taxes, other than income        1.0     1.0      2.0    2.1
                                 24.9    28.1     81.6   81.0

Operating income                  (.3)    (.7)     7.2    4.7

Volumes (dk):
  Sales                           5.6     5.7     22.0   19.3
  Transportation                  1.7     2.4      4.3    5.5
Total throughput                  7.3     8.1     26.3   24.8

Degree days (% of normal)      120.2%  131.2%   113.6% 100.8%
Cost of natural gas, including
  transportation, per dk       $ 2.67  $ 3.16   $ 2.76 $ 3.12
Williston Basin -- Natural Gas Transmission Operations

                                 Three Months      Six Months
                                    Ended            Ended
                                  June 30,         June 30,
                                 1996    1995     1996    1995
Operating revenues:
  Transportation                $13.3* $ 15.2*  $ 27.4* $ 29.7*
  Storage                         2.5     2.7      5.5     6.0
  Natural gas production and
    other                         1.6     1.1      3.2     2.5
                                 17.4    19.0     36.1    38.2
Operating expenses:
  Operation and maintenance       8.5*    8.7*    18.5*   19.6*
  Depreciation, depletion and
    amortization                  1.7     1.8      3.4     3.5
  Taxes, other than income        1.1     1.0      2.3     2.1
                                 11.3    11.5     24.2    25.2

Operating income                  6.1     7.5     11.9    13.0

Volumes (dk):
  Transportation--
    Montana-Dakota                9.8     7.1     23.3    19.6
    Other                         9.6     8.2     16.6    15.4
                                 19.4    15.3     39.9    35.0

  Produced (Mdk)                1,488   1,153    2,876   2,465

*Includes amortization and related
 recovery of deferred natural gas
 contract buy-out/buy-down and
 gas supply realignment costs  $  2.5  $  2.9   $  5.3  $  6.9

Knife River -- Construction Materials and Mining Operations

                                 Three Months      Six Months
                                    Ended            Ended
                                  June 30,         June 30,
                                 1996**  1995     1996**  1995
Operating revenues:
  Construction materials       $ 22.6  $ 21.2   $ 29.0  $ 27.5
  Coal                            7.3     9.9     16.4    22.5
                                 29.9    31.1     45.4    50.0
Operating expenses:
  Operation and maintenance      24.0    24.0     36.8    39.2
  Depreciation, depletion and
    amortization                  1.7     1.6      3.2     3.2
  Taxes, other than income         .8     1.2      1.7     2.5
                                 26.5    26.8     41.7    44.9

Operating income                  3.4     4.3      3.7     5.1

Sales (000's):
  Aggregates (tons)               769     834    1,001   1,079
  Asphalt (tons)                  148     114      165     138
  Ready-mixed concrete
    (cubic yards)                  88      95      131     138
  Coal (tons)                     646   1,096    1,473   2,492

**Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995 and is accounted for under the equity method.

Fidelity Oil -- Oil and Natural Gas Production Operations

                                 Three Months     Six Months
                                    Ended           Ended
                                   June 30,       June 30,
                                 1996    1995    1996    1995
Operating revenues:
  Oil                          $ 10.0  $  7.1   $18.3  $ 13.0
  Natural gas                     7.1     4.2    15.0     8.3
                                 17.1    11.3    33.3    21.3
Operating expenses:
  Operation and maintenance       4.1     3.4     7.7     6.3
  Depreciation, depletion and
    amortization                  6.2     4.1    12.2     8.0
  Taxes, other than income        1.1      .7     1.9     1.4
                                 11.4     8.2    21.8    15.7

Operating income                  5.7     3.1    11.5     5.6

Production (000's):
  Oil (barrels)                   561     440   1,070     835
  Natural gas (Mcf)             3,650   2,847   7,156   5,478

Average sales price:
  Oil (per barrel)             $17.67  $15.82  $16.98  $15.30
  Natural gas (per Mcf)          1.95    1.49    2.09    1.51

   Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended June 30, 1996 and 1995

Montana-Dakota -- Electric Operations

   Operating income at the electric business decreased slightly primarily due to increased fuel and purchased power costs, largely
resulting from higher purchased power demand charges.   The increase
in demand charges, related to a participation power contract, is the result of the pass-through of periodic maintenance costs as well as the purchase of an additional five megawatts of capacity beginning in May 1996 which brings the total level of capacity available under this contract to 66 megawatts. Increased operation expenses, primarily the timing of payroll-related costs, also contributed to the decrease in operating income. Decreased maintenance expenses partially offset the decrease in operating income. Decreased power generation maintenance costs at the Heskett Station, somewhat offset by increased costs at the Lewis and Clark Station, were the primary factors behind the maintenance expense decline. Higher retail sales and sales for resale revenue, both due to increased sales volumes and increased average realized rates, also offset the operating income decline.

   Earnings for the electric business declined due to the operating income decrease.

Montana-Dakota -- Natural Gas Distribution Operations

   Operating income at the natural gas distribution business improved due primarily to increased sales margins resulting from higher average realized rates. The effects of a general rate increase placed into effect in Montana in May 1996, and changes in sales mix both contributed to the rate improvement. The decrease in natural gas revenues was largely the result of the pass-through of lower average natural gas costs. Transportation volumes decreased but were offset by higher average transportation rates.

   Natural gas distribution earnings increased due to the operating income improvement.

Williston Basin -- Natural Gas Transmission Operations

   Natural gas transmission operating income declined primarily due to lower transportation revenues resulting from the nonrecurring effect of an April 1995 favorable FERC order on a rehearing request relating to a 1989 general rate proceeding which allowed for the one-time billing of customers for approximately $2.7 million ($1.7 million after-tax) to recover a portion of an amount previously refunded in July 1994. Also reducing transportation revenue was the decreased recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs. Increased volumes transported to both off-system markets and to storage and the benefits of a favorable rate change implemented in January 1996 partially offset the transportation revenue decline. Operation and maintenance expenses decreased primarily due to reduced amortization of deferred natural gas contract buy-out/buy-down and gas supply realignment costs somewhat offset by higher payroll-related costs. An increase in natural gas production revenue, largely due to higher volumes, also partially offset the decline in operating income.

   Earnings for this business decreased primarily due to the operating income decline and lower interest income. The decrease in interest income was largely related to $952,000 ($583,000 after-tax) of interest on the previously described 1995 refund recovery.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

   Construction materials operating income was essentially unchanged due to operating income realized since the acquisition of Baldwin in April 1996 being offset by lower operating income at other construction materials operations. The operating income decrease at the other construction materials operations resulted primarily from lower revenues. Decreased aggregate and asphalt sales and construction revenue, due to both delays in construction starts and reduced demand from a year ago, partially offset by increased aggregate and ready-mixed concrete prices, were the primary factors contributing to the revenue decline. Operation and maintenance expenses, excluding those related to Baldwin, decreased principally as a result of lower sales.

Coal Operations --

   Operating income for the coal operations decreased $878,000 primarily due to decreased coal revenues, the result of the expiration of the coal contract with the Big Stone Station in August 1995 and the resulting closure of the Gascoyne Mine. Decreased operation and maintenance expenses, depreciation expense and taxes other than income, all due primarily to the mine closure, partially offset the decline in operating income.

Consolidated --

   Earnings decreased due primarily to the decline in coal operating income and higher interest expense. Increased long-term debt due to the acquisition of Hawaiian Cement and Baldwin was the primary factor contributing to the increase in interest expense. Income from the 50 percent interest in Hawaiian Cement (included in Other income--net) acquired in September 1995, somewhat offset the earnings decline.

Fidelity Oil -- Oil and Natural Gas Production Operations

   Operating income for the oil and natural gas production business increased largely as a result of higher oil and natural gas revenues. Higher oil revenue resulted from a $2.1 million increase due to higher production and a $802,000 increase due to higher average prices. The increase in natural gas revenue was due to a $1.6 million increase resulting from higher production and $1.3 million increase arising from higher average prices. Increased operation and maintenance expenses, depreciation, depletion and amortization expense and taxes other than income, largely due to higher production, partially offset the operating income improvement.

   Earnings for this business unit increased due to the operating income improvement.

Six Months Ended June 30, 1996 and 1995

Montana-Dakota -- Electric Operations

   Operating income at the electric business increased primarily due to higher retail sales and sales for resale revenue, both due primarily to higher weather-related demand in the first quarter. Increased fuel and purchased power costs, primarily higher purchased power demand charges as more fully described in the three months discussion, partially offset the increase in operating income. Higher operation expenses, primarily increased payroll-related costs and higher power generation expenses, also somewhat reduced the operating income improvement.

   Earnings for the electric business improved due to the operating income increase.

Montana-Dakota -- Natural Gas Distribution Operations

   Operating income at the natural gas distribution business improved largely as a result of increased sales revenue. The sales revenue improvement resulted primarily from a 2.0 million decatherm increase in volumes sold due to 13% colder weather and increased sales resulting from the addition of over 3,600 customers. However, the pass-through of lower average natural gas costs partially offset the sales revenue improvement. The effects of lower volumes transported were offset by higher average transportation rates.

   Natural gas distribution earnings increased due to the operating income improvement.

Williston Basin -- Natural Gas Transmission Operations

   Operating income at the natural gas transmission business decreased primarily due to lower transportation revenues resulting from an April 1995 FERC order, as previously described in the three month's discussion. Reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs also contributed to the decrease in transportation revenue. Benefits from a favorable rate change implemented in January 1996 and increased volumes transported to both off-system markets and to storage partially offset the transportation revenue decline. Also decreasing operating income was reduced storage revenues due to the implementation of lower rates in January 1996. However, higher storage withdrawal revenues, due to increased volumes, and lower revenues being reserved, both somewhat offset the storage revenue decline. Operation and maintenance expenses decreased primarily due to reduced amortization of deferred natural gas contract buy-out/buy-down and gas supply realignment costs but were slightly offset by higher payroll-related costs. An increase in natural gas production revenue, due to both higher volumes and prices, also somewhat offset the decline in operating income.

   Earnings for this business decreased due to the decline in operating income and lower interest income, largely relating to the previously described refund recovery.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

   Construction materials operating income increased $423,000 due to operating income from the Baldwin acquisition, as previously discussed, partially offset by decreased operating income at other construction materials operations. Lower revenues were the primary factor contributing to the operating income decrease at the other construction materials operations. Decreased aggregate and asphalt sales and construction revenue, due to both delays in construction starts and reduced demand from a year ago, offset in part by increased aggregate and ready-mixed concrete prices, were the primary factors contributing to lower revenues. Operation and maintenance expenses, excluding those related to Baldwin, decreased principally as a result of lower sales.

Coal Operations --

   Operating income for the coal operations decreased $1.8 million primarily due to decreased revenues, largely the result of lower sales to the Big Stone Station due to the expiration of the coal contract in August 1995 and the resulting closure of the Gascoyne Mine. Decreased operation and maintenance expenses, depreciation expense and taxes other than income, largely due to the mine closure, partially offset the decline in operating income.

Consolidated --

   Earnings decreased due primarily to the decline in coal operating income and increased interest expense. Increased long-term debt due to the acquisition of Hawaiian Cement and Baldwin was the primary factor contributing to the increase in interest expense. Increased construction materials operating income and income from the 50 percent interest in Hawaiian Cement (included in Other income--net), partially offset the decline in earnings.

Fidelity Oil -- Oil and Natural Gas Production Operations

   Operating income for the oil and natural gas production business increased primarily as a result of higher oil and natural gas revenues. Higher oil revenue resulted from a $4.0 million increase due to higher production and a $1.4 million increase due to higher average prices. The increase in natural gas revenue was due to a $3.5 million increase resulting from higher production and a $3.2 million increase arising from higher prices. Increased operation and maintenance expenses and depreciation, depletion and amortization expense, both largely due to higher production, partially offset the operating income improvement.

   Earnings for this business unit increased due to the operating income improvement, somewhat offset by increased interest expense and higher income taxes. The increase in interest expense resulted from higher average borrowings.

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

   In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, in December 1995, Williston Basin filed revised base rates with the FERC resulting in an increase of $8.9 million or 19.1% over the currently effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund.

   In June 1996, KRC Holdings, Inc. purchased the assets of Medford Ready-Mix Concrete, Inc. (Medford) located in Medford, Oregon. The newly acquired company serves the residential and small commercial construction market with ready-mixed concrete and aggregates.

   Knife River continues to seek additional growth opportunities. These include the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

FERC Order No. 888

   On April 24, 1996, the FERC issued its final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs. On July 8, 1996, Montana-Dakota filed proposed tariffs with the FERC in compliance with Order 888. Under the proposed tariffs, which became effective on July 9, 1996, eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. The proposed tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operation of Montana-Dakota's transmission system. Montana-Dakota is awaiting final approval on the proposed tariffs by the FERC.

   In a related matter, on March 29, 1996, the Mid-Continent Area Power Pool (MAPP), of which Montana-Dakota is a member, filed a restated operating agreement with the FERC to provide for wholesale open access transmission on its members' systems on a non-discriminatory basis. The MAPP is awaiting approval of the restated agreement by the FERC.

Liquidity and Capital Commitments

   Montana-Dakota's capital needs for 1996 are estimated at $26.0 million for construction costs and $35.4 million for the retirement of long-term securities. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its capital needs from internal sources and through the use of its $30 million revolving credit and term loan agreement, $15 million of which was outstanding at June 30, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. In June 1996, the Company redeemed $25 million of its 9 1/8 Series first mortgage bonds, due May 15, 2006. The funds required to retire the 9 1/8 Series first mortgage bonds were provided by Williston Basin's repayment of $27.5 million of intercompany debt payable to the Company.

   Williston Basin's 1996 capital needs are estimated at $11.3 million for construction costs and $6.3 million for the retirement of long-term debt, excluding the $27.5 million of intercompany debt discussed below. These capital needs are expected to be met with a combination of internally generated funds and short-term lines of credit aggregating $35 million, none of which is outstanding at June 30, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions. In May 1996, Williston Basin privately placed $20 million of notes with the proceeds and cash on hand used to repay the $27.5 million of intercompany debt payable to the Company.

   Knife River's capital needs for 1996 are estimated at $29.7 million, including those required for the acquisition of Baldwin and Medford, as previously discussed. It is anticipated that these capital needs will be met through funds generated from internal sources, short-term lines of credit aggregating $8 million, $3.5 million of which was outstanding at June 30, 1996, and a long-term revolving credit agreement of $55 million, $47 million of which was outstanding at June 30, 1996. It is anticipated that funds required for future acquisitions will be met primarily through the issuance of a combination of long-term debt and the Company's equity securities.

   Fidelity Oil's 1996 capital needs related to its oil and natural gas acquisition, development and exploration program are estimated at $50 million. These capital needs are expected to be met through funds generated from internal sources and long-term lines of credit aggregating $35 million, $8.6 million of which was outstanding at June 30, 1996.

   Prairielands' 1996 capital needs are estimated at $1.3 million for construction costs and $437,000 for long-term debt retirement. It is anticipated that these capital needs will be met through funds generated internally and short-term lines of credit aggregating $5.4 million, $100,000 of which was outstanding at June 30, 1996.

   The Company utilizes its short-term lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at June 30, 1996, under the short-term lines of credit.

   The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 1996, the Company could have issued approximately $240 million of additional first mortgage bonds.

   The Company's coverage of fixed charges including preferred dividends was 3.1 and 3.0 times for the twelve months ended June 30, 1996, and December 31, 1995, respectively. Additionally, the Company's first mortgage bond interest coverage was 5.3 and 3.9 times for the twelve months ended June 30, 1996, and December 31, 1995, respectively. Stockholders' equity as a percent of total capitalization was 57% at both June 30, 1996, and December 31, 1995.

                     PART II - OTHER INFORMATION


1. Legal Proceedings

   See Notes 4 and 7 for a discussion regarding a complaint filed and partial summary judgment order issued relating to an action initiated by Unitek Environmental Services, Inc. against
   Hawaiian Cement in the United States District Court for the
   District of Hawaii.

6. Exhibits and Reports on Form 8-K

   a)  Exhibits

       (27) Financial Data Schedule

   b)  Reports on Form 8-K

       None.
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MDU RESOURCES GROUP, INC.




DATE  August 13, 1996         BY   /s/ Warren L. Robinson
                                  Warren L. Robinson
                                  Vice President, Treasurer
                                    and Chief Financial Officer



                                   /s/ Vernon A. Raile
                                  Vernon A. Raile
                                  Vice President, Controller and
                                    Chief Accounting Officer

                          EXHIBIT INDEX





Exhibit No.

(27)  Financial Data Schedule