Form 10-Q
period 1996-09-30
MDU RESOURCES GROUP INC
filed 1996-11-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996:
28,476,981 shares.

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

                              INDEX





Part I

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30,
    1996 and 1995

  Consolidated Balance Sheets --
    September 30, 1996 and 1995, and December 31, 1995

  Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 1996 and 1995

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations


Part II

Signatures

Exhibit Index

Exhibit
                  MDU RESOURCES GROUP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)


                                      Three Months           Nine Months
                                          Ended                 Ended
                                       September 30,        September 30,
                                      1996      1995        1996      1995
                                   (In thousands, except per share amounts)

Operating revenues:
 Electric                          $ 33,873  $ 34,780    $102,680   $100,290
 Natural gas                         31,752    28,083     120,925    119,129
 Construction materials and mining   51,298    39,471      96,711     89,446
 Oil and natural gas production      16,836    11,611      50,185     32,865
                                    133,759   113,945     370,501    341,730
Operating expenses:

 Fuel and purchased power            10,311    10,684      32,527     31,330
 Purchased natural gas sold           3,670     5,088      31,013     36,119
 Operation and maintenance           68,087    56,980     164,932    153,098
 Depreciation, depletion and
   amortization                      15,374    13,609      46,045     39,768
 Taxes, other than income             5,596     5,245      16,980     17,028
                                    103,038    91,606     291,497    277,343
Operating income:
 Electric                             8,036     8,482      22,006     22,072
 Natural gas distribution            (2,670)   (2,405)      4,525      2,355
 Natural gas transmission            10,731     5,832      22,577     18,836
 Construction materials and mining    8,805     7,332      12,530     12,404
 Oil and natural gas production       5,819     3,098      17,366      8,720
                                     30,721    22,339      79,004     64,387

Other income--net                     1,787     1,095       4,828      3,228
Interest expense                      7,708     6,089      21,447     18,095
Costs on natural gas repurchase
 commitment (Note 5)                 22,517     1,503      25,356      4,480

Income before income taxes            2,283    15,842      37,029     45,040
Income taxes                         (6,212)    5,370       6,799     15,634
Net income                            8,495    10,472      30,230     29,406
Dividends on preferred stocks           196       197         591        594
Earnings on common stock            $ 8,299   $10,275    $ 29,639   $ 28,812
Earnings per common share           $   .29   $   .36    $   1.04   $   1.01


Dividends per common share          $ .2775   $ .2725    $  .8225   $  .8058

Average common shares outstanding    28,477    28,477      28,477     28,477









  The accompanying notes are an integral part of these consolidated statements.

                   MDU RESOURCES GROUP, INC.
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                  September 30,  September 30,   December 31,
                                      1996            1995            1995
                                                (In thousands)
ASSETS
Property, plant and equipment:
 Electric                            $  543,542     $  530,633     $  535,016
 Natural gas distribution               163,925        163,658        161,080
 Natural gas transmission               269,561        270,781        271,773
 Construction materials and mining      174,224        151,408        151,751
 Oil and natural gas production         207,443        180,045        167,542
                                      1,358,695      1,296,525      1,287,162
 Less accumulated depreciation,
   depletion and amortization           609,137        586,488        570,855
                                        749,558        710,037        716,307
Current assets:
 Cash and cash equivalents               32,668         37,059         33,398
 Receivables                             54,175         44,535         61,961
 Inventories                             31,646         27,561         23,949
 Deferred income taxes                   24,560         28,611         31,663
 Prepayments and other current assets    11,771         12,172         11,261
                                        154,820        149,938        162,232
Natural gas available under
 repurchase commitment                   51,682         70,750         70,750

Investments                              51,987         45,650         46,188

Deferred charges and other assets        56,894         60,283         61,002
                                     $1,064,941     $1,036,658     $1,056,479

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    28,476,981, $3.33 par value at
    September 30, 1996 and 1995, and
    December 31, 1995)                $  94,828     $  94,828      $  94,828
 Other paid in capital                   64,305        64,305         64,305
 Retained earnings                      184,400       173,914        178,184
                                        343,533       333,047        337,317
 Preferred stock subject to mandatory
   redemption requirements                1,900         2,000          1,900
 Preferred stock redeemable at option
   of the Company                        15,000        15,000         15,000
 Long-term debt                         269,643       233,328        237,352
                                        630,076       583,375        591,569

Commitments and contingencies               ---           ---            ---

Current liabilities:
 Short-term borrowings                    2,865         1,335           600
 Accounts payable                        30,704        20,671        22,261
 Taxes payable                            6,788        12,872        13,566
 Other accrued liabilities,
   including reserved revenues           88,835        91,200       100,779
 Dividends payable                        8,099         7,958         7,958
 Long-term debt and preferred
   stock due within one year              5,837        18,080        17,087
                                        143,128       152,116       162,251
Natural gas repurchase commitment        87,544        88,200        88,200

Deferred credits:
 Deferred income taxes                  112,893       116,466       118,459
 Other                                   91,300        96,501        96,000
                                        204,193       212,967       214,459
                                     $1,064,941    $1,036,658    $1,056,479

  The accompanying notes are an integral part of these consolidated statements.

                      MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1996     1995
                                                       (In thousands)

Operating activities:
 Net income                                           $30,230  $29,406
 Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation, depletion and amortization            46,045   39,768
   Deferred income taxes and investment tax
     credit--net                                        3,797    5,111
   Recovery of deferred natural gas contract
     litigation settlement costs, net of income taxes   4,793    5,939
   Write-down of natural gas available under
     repurchase commitment, net of
     income taxes (Note 5)                             11,364      ---
   Changes in current assets and liabilities--
     Receivables                                        7,786   10,874
     Inventories                                       (7,697)    (471)
     Other current assets                               6,593   (1,802)
     Accounts payable                                   8,443      449
     Other current liabilities                        (18,581)   6,904
   Other noncurrent changes                             3,354    1,794

  Net cash provided by operating activities            96,127   97,972



Financing activities:
 Net change in short-term borrowings                    2,265      655
 Issuance of long-term debt                            64,150   31,160
 Repayment of long-term debt                          (43,149) (17,910)
 Retirement of natural gas repurchase commitment         (656)    (204)
 Dividends paid                                       (24,014) (23,542)

 Net cash used in financing activities                 (1,404)  (9,841)



Investing activities:
 Additions to property, plant and equipment
   and acquisitions of businesses--
   Electric                                           (10,980) (12,748)
   Natural gas distribution                            (4,692)  (6,306)
   Natural gas transmission                            (5,504)  (6,833)
   Construction materials and mining                  (23,288) (36,114)
   Oil and natural gas production                     (45,705) (28,688)
                                                      (90,169) (90,689)
 Sale of natural gas available under
   repurchase commitment                                  515      163
 Investments                                           (5,799)   2,264

 Net cash used in investing activities                (95,453) (88,262)

 Decrease in cash and cash equivalents                   (730)    (131)
 Cash and cash equivalents--beginning of year          33,398   37,190

 Cash and cash equivalents--end of period             $32,668  $37,059


The accompanying notes are an integral part of these consolidated statements.

                  MDU RESOURCES GROUP, INC.
                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS

                 September 30, 1996 and 1995
                         (Unaudited)

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

     Through the course of this action Moncrief submitted damage calculations which totalled approximately $19 million or, under its alternative pricing theory, approximately $39 million.

     On August 16, 1996, the Federal District Court issued its decision finding that Moncrief is entitled to damages for the difference between the price Moncrief would have received under the geographic favored-nations price clause of the contract for the period August 13, 1993, through July 7, 1996, less the actual price received for the gas. The favored-nations price is the highest price paid from time to time under contracts in the same geographic region for natural gas of similar quantity and quality. The Federal District Court re-opened the record until October 15, 1996, to receive additional briefs and exhibits on this issue.

     On October 15, 1996, Moncrief submitted its brief claiming damages ranging as high as $22 million under the geographic favored-nations price theory. Williston Basin, in its brief, is contending that Moncrief waived its claim for a favored-nations price and Moncrief's damage claims have been calculated utilizing non-comparable contracts. Williston Basin's exhibits show Moncrief's damages should be limited to approximately $800,000.

     This matter is currently pending with the Federal District
   Court. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

   Coal Supply Agreement --

     In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices as may ultimately be determined by the State District Court. The Co-owners are also alleging a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under such contract, and are seeking damages in an unspecified amount. In January 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay pending arbitration. On
   May 6, 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the contracts.

     On September 12, 1996, the Co-owners notified the Company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association
   (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners have requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. In the alternative, the Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages based upon the difference between the prices that Knife River charged and a "fair and equitable" price, approximately $50 million or more. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

   Environmental Litigation --

     For a description of litigation filed by Unitek Environmental Services, Inc. against Hawaiian Cement, see Note 6 --
   Environmental matters.

4. Regulatory matters and revenues subject to refund

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

     Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through the second quarter of 1996, 17.8 MMdk of this natural gas had been sold. However, in the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and recent natural gas sales, wrote down the remaining balance of this gas to its current value. The fair value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The amounts related to this write-down are included in "Costs on natural gas repurchase commitment" in the Consolidated Statements of Income. The recognition of the current market value of this natural gas should allow Williston Basin to market the remaining 42.9 MMdk on a sustained basis and enable Williston Basin to liquidate this asset over approximately the next five years.

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

     In June 1990, Montana-Dakota was notified by the EPA that it and several others were named as Potentially Responsible Parties
   (PRPs) in connection with the cleanup of pollution at a landfill
   site located in Minot, North Dakota.   In June 1993, the EPA
   issued its decision on the selected remediation to be performed at the site. Based on the EPA's proposed remediation plan, estimates of the total cleanup costs, including federal oversight costs, at this site range from approximately $3.7 million to $4.8 million. In October 1995, the EPA and the City of Minot entered into a consent decree which requires the city to implement as well as assume liability for all cleanup costs associated with the remediation plan. Recently, the EPA and 17 PRPs entered into a consent decree under which the PRPs will pay $562,000 to the United States for past and future government response costs. Montana-Dakota's share of the settlement is approximately $85,000.

     In September 1995, Unitek Environmental Services, Inc. and Unitek Solvent Services, Inc. (Unitek) filed a complaint against Hawaiian Cement in the United States District Court for the District of Hawaii (District Court) alleging that dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii (Plant) violated the Hawaii State Implementation Plan
   (SIP) of the U.S. Clean Air Act (Clean Air Act), constituted a continual nuisance and trespass on the plaintiff's property, and that Hawaiian Cement's conduct warranted the payment of punitive damages. Hawaiian Cement is a Hawaiian general partnership whose general partners (with joint and several liability) are Knife River Hawaii, Inc., an indirect wholly owned subsidiary of the Company, and Adelaide Brighton Cement (Hawaii), Inc. Unitek is seeking civil penalties under the Clean Air Act (as described below), and had sought damages for various claims (as described above) of up to $20 million in the aggregate.

     On August 7, 1996, the District Court issued an order granting Plaintiffs' motion for partial summary judgment relating to the Clean Air Act, indicating that it would issue an injunction shortly. The issue of civil penalties under the Clean Air Act was reserved for further hearing at a later date, and Unitek's claims for damages were not addressed by the District Court at such time.

     On September 16, 1996, Unitek and Hawaiian Cement reached a settlement which resolved all claims relating to the $20 million in damages that Unitek had previously sought. However, the settlement does not resolve the matter regarding the civil penalties sought by Unitek relating to the alleged violations by Hawaiian Cement of the Clean Air Act nor does it affect the EPA's Notice of Violation (NOV) as discussed below. Based on a joint petition filed by Unitek and Hawaiian Cement, the District Court has stayed the proceeding and the issuance of an injunction until January 14, 1997, while the parties negotiate the remaining Clean Air Act claims.

     On May 7, 1996, the EPA issued a NOV to Hawaiian Cement. The NOV states that dust emissions from the Plant violated the SIP. Under the Clean Air Act, the EPA has the authority to issue an order requiring compliance with the SIP, issue an administrative order requiring the payment of penalties of up to $25,000 per day per violation (not to exceed $200,000), or bring a civil action for penalties of not more than $25,000 per day per violation and/or bring a civil action for injunctive relief.
   It is also possible that the EPA could elect to join the suit filed by Unitek. Depending upon the specific actions that may ultimately be taken by either the EPA or the District Court, Hawaiian Cement is likely to have to modify its operations at its cement manufacturing facility. Hawaiian Cement has met with the EPA and settlement discussions are currently ongoing.

     Although no assurances can be provided, the Company does not believe that the cost of any modifications to the facility, the level of civil penalties which may ultimately be assessed or settlement costs will have a material effect on the Company's results of operations.

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

     The Company timely filed protests for the 1983 through 1991 tax years contesting the treatment proposed in the notices of proposed deficiency. In April 1996, the Company and the IRS reached a settlement for the tax years 1983 through 1988, which should also result in settlement of related issues for the years 1989 through 1991. The Company reflected the effect of the settlement in the third quarter of 1996 but no earnings effect was realized since adequate reserves had been previously provided.

8. Cash flow information

     Cash expenditures for interest and income taxes were as
   follows:
                                               Nine Months Ended
                                                 September 30,
                                                  1996      1995
                                               (In thousands)

   Interest, net of amount capitalized         $20,350   $19,773
   Income taxes                                $23,611   $11,910

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

   The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                Three Months       Nine Months
                                    Ended              Ended
                                September 30,      September 30,
Business                         1996    1995       1996    1995
Electric                       $  3.4  $  3.9     $  8.7  $  9.1
Natural gas distribution         (2.1)   (2.0)       1.3     (.3)
Natural gas transmission         (3.7)    1.7        (.2)    6.6
Construction materials and
  mining                          5.9     5.1        8.9     8.8
Oil and natural gas production    4.8     1.6       10.9     4.6
Earnings on common stock        $ 8.3  $ 10.3     $ 29.6  $ 28.8

Earnings per common share       $ .29  $  .36     $ 1.04  $ 1.01

Return on average common
  equity for the 12 months
  ended                                            12.2%   11.8%

   Earnings for the quarter ended September 30, 1996, were down $2.0 million from the comparable period a year ago due primarily to the write-down to current market price of the natural gas available under the repurchase commitment. The write-down, which approximated $21.1 million, or $12.9 million after tax, was significantly offset by the reversal of certain reserves for tax and other contingencies at the natural gas transmission and oil and natural gas production businesses, aggregating $7.4 million and $1.8 million after tax, respectively. The net effect of these items resulted in a $3.7 million, or 13 cents per common share, net charge to earnings for the quarter. Lower coal sales to the Big Stone Station due to the expiration of a coal contract in August 1995, and the resulting closure of the Gascoyne Mine, combined with decreased sales for resale revenue at the electric business, also added to the earnings decline. Higher oil and natural gas prices and increased production at the oil and natural gas production businesses partially offset the earnings decline. Earnings from Baldwin Contracting Company, Inc. (Baldwin) and a 50 percent interest in Hawaiian Cement, construction materials businesses acquired in April 1996, and September 1995, respectively, also partially offset the decrease in earnings.

   Earnings for the nine months ended September 30, 1996, were up $827,000 from the corresponding 1995 period due to higher oil and natural gas prices and increased production at the oil and natural gas production businesses. Increased sales at the electric and natural gas distribution businesses, primarily the result of 12 percent colder weather than the comparable period a year ago, combined with the benefits of a favorable rate change implemented in January 1996, at the natural gas transmission business also added to the increase in earnings. In addition, earnings from Baldwin and the 50 percent interest in Hawaiian Cement contributed to the earnings increase. The net effect of the write-down to current market price of the natural gas available under the repurchase commitment and the reversal of certain reserves for tax and other contingencies, as previously described, partially offset the earnings increase. Also somewhat offsetting the earnings improvement was the nonrecurring effect of a favorable FERC order received in April 1995, on a rehearing request relating to a 1989 general rate proceeding. The order allowed for the one-time billing of customers for $2.3 million after tax, including interest, to recover a portion of the amount previously refunded in July 1994. In addition, increased purchased power demand charges at the electric business and the effects of lower coal sales to the Big Stone Station due to the expiration of the coal contract partially offset the earnings improvement.

               ________________________________

   Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

   The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

                                Three Months       Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                                 1996    1995       1996    1995
Operating revenues:
  Retail sales                 $ 31.9  $ 31.9    $  95.2 $  92.6
  Sales for resale and other      2.0     2.9        7.5     7.7
                                 33.9    34.8      102.7   100.3
Operating expenses:
  Fuel and purchased power       10.3    10.7       32.5    31.3
  Operation and maintenance       9.6     9.9       30.2    29.3
  Depreciation, depletion and
    amortization                  4.3     4.0       12.8    12.2
  Taxes, other than income        1.7     1.7        5.2     5.4
                                 25.9    26.3       80.7    78.2

Operating income                  8.0     8.5       22.0    22.1

Retail sales (kWh)              509.7   507.8    1,527.2 1,479.0
Sales for resale (kWh)           56.1    98.0      289.5   302.8
Average cost of fuel and
  purchased power per kWh      $ .017  $ .016    $  .017 $  .016

Montana-Dakota -- Natural Gas Distribution Operations

                                Three Months       Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                                 1996    1995       1996    1995
Operating revenues:
  Sales                        $ 14.0  $ 15.7     $101.0  $ 99.7
  Transportation and other         .7      .8        2.5     2.6
                                 14.7    16.5      103.5   102.3
Operating expenses:
  Purchased natural gas sold      7.5     9.2       68.1    69.3
  Operation and maintenance       7.1     7.0       22.7    22.5
  Depreciation, depletion and
    amortization                  1.7     1.7        5.2     5.0
  Taxes, other than income        1.0     1.0        3.0     3.1
                                 17.3    18.9       99.0    99.9

Operating income (loss)          (2.6)   (2.4)       4.5     2.4

Volumes (dk):
  Sales                           2.7     2.9       24.6    22.2
  Transportation                  1.8     2.1        6.2     7.6
Total throughput                  4.5     5.0       30.8    29.8

Degree days (% of normal)      122.3%  132.2%     113.9%  102.1%
Average cost of natural gas,
  including transportation,
  per dk                       $ 2.78  $ 3.18     $ 2.76  $ 3.13

Williston Basin -- Natural Gas Transmission Operations

                                Three Months       Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                                 1996    1995       1996    1995
Operating revenues:
  Transportation               $ 17.6* $ 12.2*    $ 45.0* $ 41.9*
  Storage                         2.6     3.1        8.0     9.0
  Natural gas production and
    other                         1.7      .9        5.0     3.5
                                 21.9    16.2       58.0    54.4
Operating expenses:
  Operation and maintenance       8.5*    7.7*      27.0*   27.3*
  Depreciation, depletion and
    amortization                  1.6     1.8        5.1     5.3
  Taxes, other than income        1.1      .9        3.3     3.0
                                 11.2    10.4       35.4    35.6

Operating income                 10.7     5.8       22.6    18.8

Volumes (dk):
  Transportation--
    Montana-Dakota               10.0     7.3       33.3    26.9
    Other                         8.0     9.7       24.6    25.1
                                 18.0    17.0       57.9    52.0

  Produced (Mdk)                1,514   1,192      4,390   3,656
______________________________
*Includes amortization and related
 recovery of deferred natural gas
 contract buy-out/buy-down and
 gas supply realignment costs   $ 2.4  $  2.5     $  7.7   $ 9.4

Knife River -- Construction Materials and Mining Operations**

                                Three Months       Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                                 1996    1995       1996    1995
Operating revenues:
  Construction materials       $ 44.3  $ 30.0     $ 73.3  $ 57.6
  Coal                            7.0     9.4       23.4    31.8
                                 51.3    39.4       96.7    89.4
Operating expenses:
  Operation and maintenance      39.8    29.5       76.6    68.6
  Depreciation, depletion and
    amortization                  1.9     1.6        5.1     4.8
  Taxes, other than income         .8     1.0        2.5     3.6
                                 42.5    32.1       84.2    77.0

Operating income                  8.8     7.3       12.5    12.4

Sales (000's):
  Aggregates (tons)             1,510   1,166      2,511   2,245
  Asphalt (tons)                  344     179        509     317
  Ready-mixed concrete
    (cubic yards)                 119      99        250     237
  Coal (tons)                     619     977      2,092   3,469

**Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995 and is accounted for under the equity method.

Fidelity Oil -- Oil and Natural Gas Production Operations

                                Three Months       Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                                 1996    1995       1996    1995
 Operating revenues:
  Oil                          $ 10.0  $  7.2     $ 28.4  $ 20.2
  Natural gas                     6.8     4.4       21.8    12.7
                                 16.8    11.6       50.2    32.9
Operating expenses:
  Operation and maintenance       4.1     3.4       11.9     9.8
  Depreciation, depletion and
    amortization                  5.8     4.5       17.9    12.4
  Taxes, other than income        1.1      .6        3.0     2.0
                                 11.0     8.5       32.8    24.2

Operating income                  5.8     3.1       17.4     8.7

Production (000's):
  Oil (barrels)                   540     472      1,610   1,307
  Natural gas (Mcf)             3,426   3,088     10,582   8,566

Average sales price:
  Oil (per barrel)             $18.33  $14.99     $17.43  $15.19
  Natural gas (per Mcf)          1.98    1.43       2.06    1.48

   Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended September 30, 1996 and 1995

Montana-Dakota -- Electric Operations

   Operating income at the electric business decreased primarily due to decreased sales for resale revenue, largely resulting from lower volumes caused by weak market conditions, primarily weather, and line capacity restrictions within the regional power pool. Increased depreciation expense due to an increase in average depreciable plant further decreased operating income. Decreased fuel and purchased power costs, largely resulting from lower sales for resale volumes as previously described, partially offset by higher purchased power
demand charges, somewhat offset the operating income decline.   The
increase in demand charges, related to a participation power contract, is the result of the purchase of an additional five megawatts of capacity beginning in May 1996 which brings the total level of capacity available under this contract to 66 megawatts. Decreased operation expenses, primarily the timing of payroll-related costs, also somewhat offset the decrease in operating income.

   Earnings for the electric business declined largely due to the operating income decrease.

Montana-Dakota -- Natural Gas Distribution Operations

   Operating income at the natural gas distribution business decreased slightly due to a decline in sales revenue, resulting primarily from the pass-through of lower average natural gas costs and reduced sales. The effects of a general rate increase placed into effect in Montana in May 1996, partially offset the revenue decline. Lower volumes transported, largely due to the closing of an agricultural processing facility, also contributed to the decrease in operating income.

   Natural gas distribution earnings decreased due to the operating income decline.

Williston Basin -- Natural Gas Transmission Operations

   Natural gas transmission operating income improved primarily due to higher transportation revenues resulting from the reversal of certain reserves for regulatory contingencies of $4.2 million ($2.6 million after tax) and the benefits of a favorable rate change implemented in January 1996. An increase in natural gas production revenue, due to both higher volumes and higher average realized rates, also added to the increase in operating income. Decreased storage revenues, due to the implementation of lower rates in January 1996, and increased operation and maintenance expenses, primarily payroll-related costs, partially offset the operating income improvement.

   Earnings for this business decreased primarily due to the write-down to current market price of the natural gas available under the repurchase commitment. The effect of the write-down, which was $21.1 million, or $12.9 million after tax, was significantly reduced by the reversal of certain income tax reserves aggregating $4.8 million. The earnings decrease was partially offset by the improvement in operating income.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

   Construction materials operating income increased $2.6 million primarily due to higher revenues. The revenue improvement is largely due to revenues realized as a result of the acquisition of Baldwin (aggregates, asphalt and construction services) in April 1996 and Medford Ready Mix, Inc. (Medford) (ready-mixed concrete) in June 1996. Revenues at other construction materials operations decreased as a result of lower cement and asphalt sales, due to the type of work being performed this year compared to a year ago, offset in part by increased construction services revenue. Operation and maintenance expenses increased due to the above acquisitions but were somewhat offset by a reduction at other construction materials operations resulting from lower volumes sold and changes in sales mix within product lines.

Coal Operations --

   Operating income for the coal operations decreased $1.1 million primarily due to decreased coal revenues, a result of the expiration of the coal contract with the Big Stone Station in August 1995 and the resulting closure of the Gascoyne Mine. Decreased sales from the Beulah Mine, the result of reduced demand by electric generating station customers, also contributed to the decline in coal revenues. Higher average sales prices, due to price increases at the Beulah Mine, partially offset the decreased coal revenues. Lower operation and maintenance expenses and taxes other than income, both due primarily to the mine closure, partially offset the decline in operating income. Higher stripping costs at the Beulah Mine somewhat offset the decline in operation and maintenance expenses.

Consolidated --

   Earnings increased due primarily to the increase in construction materials operating income and income from the 50 percent interest in Hawaiian Cement (included in Other income--net) acquired in September 1995. Lower coal operating income and higher interest expense, a result of increased long-term debt due to the acquisition of Hawaiian Cement, Baldwin and Medford, partially offset the earnings increase.

Fidelity Oil -- Oil and Natural Gas Production Operations

   Operating income for the oil and natural gas production business increased largely as a result of higher oil and natural gas revenues. Higher oil revenue resulted from a $1.6 million increase due to higher average prices and a $1.2 million increase due to increased production. The increase in natural gas revenue was due to a $1.7 million increase resulting from higher average prices and a $670,000 increase arising from higher production. Increased operation and maintenance expenses, depreciation, depletion and amortization expense and taxes other than income, all largely due to higher production levels, partially offset the operating income improvement.

   Earnings for this business unit increased due to the operating income improvement and decreased income taxes. The decrease in income taxes resulted from the reversal of certain tax reserves aggregating $1.8 million.

Nine Months Ended September 30, 1996 and 1995

Montana-Dakota -- Electric Operations

   Operating income at the electric business decreased slightly primarily due to increased fuel and purchased power costs, primarily higher purchased power demand charges. The increase in demand charges, related to a participation power contract, is the result of the pass-through of periodic maintenance costs as well as the purchase of an additional five megawatts of capacity beginning in May 1996. Higher operation expenses, primarily increased payroll-related costs, and higher depreciation expense, due to an increase in average depreciable plant, also contributed to the operating income decline. Increased retail sales to residential and commercial customers, due primarily to higher weather-related demand in the first quarter, largely offset the operating income decline.

   Earnings for the electric business decreased due to the operating income decline.

Montana-Dakota -- Natural Gas Distribution Operations

   Operating income at the natural gas distribution business improved largely as a result of increased sales revenue. The sales revenue improvement resulted primarily from a 1.9 million decatherm increase in volumes sold due to 12% colder weather and increased sales resulting from the addition of nearly 3,600 customers. Also contributing to the sales revenue improvement were the effects of a general rate increase placed into effect in Montana in May 1996. However, the pass-through of lower average natural gas costs partially offset the sales revenue improvement. The effects of lower volumes transported, primarily to large industrial customers, were somewhat offset by higher average transportation rates.

   Natural gas distribution earnings increased due to the operating income improvement.

Williston Basin -- Natural Gas Transmission Operations

   Operating income at the natural gas transmission business increased primarily due to an increase in transportation revenues resulting from the reversal of certain reserves for regulatory contingencies as previously described in the three months discussion and the benefits derived from a favorable rate change implemented in January 1996. Increased volumes transported to both off-system markets and to storage also added to the revenue improvement. The benefits of a favorable FERC order received in April 1995, on a rehearing request relating to a 1989 general rate proceeding partially offset the transportation revenue improvement. The order allowed for the one-time billing of customers for approximately $2.7 million ($1.7 million after tax) to recover a portion of the amount previously refunded in July 1994. In addition, reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs partially offset the increase in transportation revenue. An increase in natural gas production revenue, due to both higher volumes and prices, also contributed to the operating income improvement. Decreased storage revenues due to the implementation of lower rates in January 1996, partially offset the increase in operating income. Operation and maintenance expenses decreased primarily due to reduced amortization of deferred natural gas contract buy-out/buy-down costs but were slightly offset by higher payroll-related costs.

   Earnings for this business decreased due to the write-down to current market price of the natural gas available under the repurchase commitment as previously described in the three months discussion and lower interest income. The decrease in interest income was largely related to $952,000 ($583,000 after tax) of interest on the previously discussed 1995 refund recovery. The earnings decrease was largely offset by the reversal of certain income tax reserves as previously discussed in the three months section and the increase in operating income.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

   Construction materials operating income increased $3.0 million due to higher revenues. The revenue improvement is largely due to revenues realized as a result of the Baldwin and Medford acquisitions. Revenues at other construction materials operations decreased as a result of lower aggregate and asphalt sales, due to lower demand, offset in part by increased cement and ready-mixed concrete prices. Operation and maintenance expenses increased due to the above acquisitions but were somewhat offset by a reduction at other construction materials operations resulting from lower volumes sold and less work involving the use of subcontractors.

Coal Operations --

   Operating income for the coal operations decreased $2.9 million primarily due to decreased revenues, largely the result of lower sales to the Big Stone Station as previously described in the three months discussion. Higher average sales prices due to price increases at the Beulah mine, partially offset the decreased coal revenues. Decreased operation and maintenance expenses, depreciation expense and taxes other than income, largely due to the mine closure, partially offset the decline in operating income.

Consolidated --

   Earnings increased due to the increase in construction materials operating income and income from the 50 percent interest in Hawaiian Cement (included in Other income--net). Increased interest expense, resulting from increased long-term debt due to the acquisition of Hawaiian Cement, Baldwin and Medford, and the decline in coal operating income largely offset the increase in earnings.

Fidelity Oil -- Oil and Natural Gas Production Operations

   Operating income for the oil and natural gas production business increased primarily as a result of higher oil and natural gas revenues. Higher oil revenue resulted from a $5.3 million increase due to higher production and a $2.9 million increase due to higher average prices. The increase in natural gas revenue was due to a $4.9 million increase arising from higher prices and a $4.2 million increase resulting from higher production. Increased operation and maintenance expenses, depreciation, depletion and amortization expense and taxes other than income, all largely due to higher production, partially offset the operating income improvement.

   Earnings for this business unit increased due to the operating income improvement and lower income taxes due to the reversal of certain tax reserves, as previously described in the three months discussion. Increased interest expense, resulting from higher average borrowings, somewhat offset the earning improvement.

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

   In a related matter, on March 29, 1996, the Mid-Continent Area Power Pool (MAPP), of which Montana-Dakota is a member, filed a restated operating agreement with the FERC to provide for wholesale open access transmission on its members' systems on a non-discriminatory basis. The FERC approved MAPP's restated agreement, excluding MAPP's market-based rate proposal, effective November 1, 1996. The FERC has requested additional information from the MAPP on its market-based rate proposal before it will take further action.

Liquidity and Capital Commitments

   Montana-Dakota's capital needs for 1996 are estimated at $26.0 million for construction costs and $35.4 million for the retirement of long-term securities. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its capital needs from internal sources and through the use of its $30 million revolving credit and term loan agreement, $22.5 million of which was outstanding at September 30, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. In June 1996, the Company redeemed $25 million of its 9 1/8 Series first mortgage bonds, due May 15, 2006. The funds required to retire the 9 1/8 Series first mortgage bonds were provided by Williston Basin's repayment of $27.5 million of intercompany debt payable to the Company.

   Williston Basin's 1996 capital needs are estimated at $10.6 million for construction costs and $7.5 million for the retirement of long-term debt, excluding the $27.5 million of intercompany debt discussed below. These capital needs are expected to be met with a combination of internally generated funds and short-term lines of credit aggregating $35 million, none of which is outstanding at September 30, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions. In May 1996, Williston Basin privately placed $20 million of notes with the proceeds and cash on hand used to repay the $27.5 million of intercompany debt payable to the Company. In addition, on November 1, 1996, Williston Basin privately placed $15 million of notes with the proceeds used to replace other maturing long-term debt.

   Knife River's capital needs for 1996 are estimated at $25.3 million, including those required for the acquisition of Baldwin and Medford. It is anticipated that these capital needs will be met through funds generated from internal sources, short-term lines of credit aggregating $11 million, $2.5 million of which was outstanding at September 30, 1996, a revolving credit agreement of $55 million, $47 million of which was outstanding at September 30, 1996 and through the issuance of long-term debt, the amount and timing of which will depend on Knife River's needs, internal cash generation and market conditions. On August 28, 1996, amounts available under the short-term lines of credit were increased from $8 million to $11 million.
It is anticipated that funds required for future acquisitions will be met primarily through the issuance of a combination of long-term debt and the Company's equity securities.

   Fidelity Oil's 1996 capital needs related to its oil and natural gas acquisition, development and exploration program are estimated at $50 million. These capital needs are expected to be met through funds generated from internal sources and long-term credit facilities aggregating $35 million, $23.2 million of which was outstanding at September 30, 1996.

   Prairielands' 1996 capital needs are estimated at $1.2 million for construction costs and $461,000 for long-term debt retirement. It is anticipated that these capital needs will be met through funds generated internally and short-term lines of credit aggregating $5.4 million, $360,000 of which was outstanding at September 30, 1996.

   The Company utilizes its short-term lines of credit aggregating $40 million and its $30 million revolving credit and term loan agreement to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. There were no borrowings outstanding at September 30, 1996, under the short-term lines of credit.

   The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 1996, the Company could have issued approximately $238 million of additional first mortgage bonds.

   The Company's coverage of fixed charges including preferred dividends was 2.6 and 3.0 times for the twelve months ended September 30, 1996, and December 31, 1995, respectively. Additionally, the Company's first mortgage bond interest coverage was 5.2 and 3.9 times for the twelve months ended September 30, 1996, and December 31, 1995, respectively. Stockholders' equity as a percent of total capitalization was 54% and 57% at both September 30, 1996, and December 31, 1995, respectively.

                     PART II - OTHER INFORMATION

6. Exhibits and Reports on Form 8-K

   a)  Exhibits

       (27) Financial Data Schedule

   b)  Reports on Form 8-K

       Form 8-K was filed on October 2, 1996. Under Item 5--Other Events, it was reported that third quarter earnings would include a write-down to current market price of the natural gas available under a repurchase commitment and the reversal of certain reserves for tax and other contingencies. The net effect of these items resulted in a $3.7 million or 13 cents per common share net charge to third quarter earnings.
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MDU RESOURCES GROUP, INC.




DATE  November 12, 1996       BY   /s/ Warren L. Robinson
                                  Warren L. Robinson
                                  Vice President, Treasurer
                                    and Chief Financial Officer



                                   /s/ Vernon A. Raile
                                  Vernon A. Raile
                                  Vice President, Controller and
                                    Chief Accounting Officer

                          EXHIBIT INDEX




Exhibit No.

(27)  Financial Data Schedule