Form 10-K
period 1996-12-31
MDU RESOURCES GROUP INC
filed 1997-02-28
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ____________
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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 21, 1997: $629,122,000.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 21, 1997: 28,596,475 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
1. Pages 23 through 49 of the Annual Report to Stockholders for 1996, incorporated in Part II, Items 6 and 8 of this Report.
2. Proxy Statement, dated March 3, 1997, incorporated in Part III, Items 10, 11, 12 and 13 of this Report.

                            CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Montana-Dakota Utilities Co. --
     Electric Generation, Transmission and Distribution
     Retail Natural Gas and Propane Distribution
   Williston Basin Interstate Pipeline Company
   Knife River Coal Mining Company --
     Construction Materials Operations
     Coal Operations
     Consolidated Construction Materials and Mining
       Operations
   Fidelity Oil Group

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

 Item 12 --  Security Ownership of Certain Beneficial
             Owners and Management

 Item 13 --  Certain Relationships and Related
             Transactions

PART IV

 Item 14 --  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K
                             PART I

    This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

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

    The Company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns Williston Basin Interstate Pipeline Company (Williston Basin), Knife River Corporation (Knife River) and the Fidelity Oil Group (Fidelity Oil).

    Williston Basin produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and Wyoming and, effective January 1, 1997, through its wholly owned subsidiary, Prairielands Energy Marketing, Inc. (Prairielands), seeks new energy markets while continuing to expand present markets for natural gas and propane.

    Knife River, through its wholly owned subsidiary, KRC Holdings, Inc. (KRC Holdings) and its subsidiaries, surface mines and markets aggregates and related construction materials in Oregon, California, Alaska and Hawaii. In addition, Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North Dakota. Effective February 7, 1997, Knife River Coal Mining Company changed its name to Knife River Corporation.

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

    As of December 31, 1996, the Company had 1,867 full-time employees with 82 employed at MDU Resources Group, Inc., including Fidelity Oil, 1,041 at Montana-Dakota, 289 at Williston Basin, including Prairielands, 303 at Knife River's construction materials operations and 152 at Knife River's coal operations. Approximately 511 and 89 of the Montana-Dakota and Williston Basin employees, respectively, are represented by the International Brotherhood of Electrical Workers (IBEW). Montana-Dakota's labor contract expired on December 31, 1996, and Montana-Dakota is presently involved in labor negotiations with the IBEW. Employees subject to the collective bargaining agreement voluntarily continue to work under the terms and conditions of the expired contract. Discussions were held with the IBEW, but no agreement was reached. Current negotiations are being held through the help of federal mediation. Montana-Dakota believes these negotiations will not result in a work stoppage or have any material financial effect on its results of operations. Williston Basin's labor contract with the IBEW also expired on December 31, 1996. Negotiations with the IBEW have been concluded and Williston Basin's newly negotiated agreement through May 1999 was ratified by the affected IBEW membership effective February 3, 1997. However, the new labor agreement has not been fully executed. Knife River has a labor contract through August 1998, with the United Mine Workers of America, which represents its coal operation's hourly workforce aggregating 94 employees. In addition, Knife River has 11 labor contracts which represent 109 of its construction materials employees.

    The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Any reference to the Company's Consolidated Financial
Statements and Notes thereto shall be to the Consolidated Financial Statements and Notes thereto contained on pages 23 through 47 in the Company's Annual Report to Stockholders for 1996 (Annual
Report), which are incorporated by reference herein.

ENERGY DISTRIBUTION OPERATIONS AND PROPERTY (MONTANA-DAKOTA)

Electric Generation, Transmission and Distribution

General --

    Montana-Dakota provides electric service at retail, serving nearly 113,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 1996. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under "System Supply and System Demand," and approximately 3,100 and 3,900 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As of December 31, 1996, Montana-Dakota's net electric plant investment approximated $281.4 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission
(WPSC). The percentage of Montana-Dakota's 1996 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 60 percent; Montana -- 23 percent; South Dakota -- 8 percent and Wyoming -- 9 percent.

System Supply and System Demand --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 415,408 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations(including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and
25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, up to 66,400 kW of participation power from Basin Electric Power Cooperative (Basin) for its interconnected system.

The following table sets forth details applicable to the Company's electric generating stations:
                                                        1996 Net
                                                       Generation
                            Nameplate      Summer     (kilowatt-
Generating                    Rating     Capability     hours in
  Station          Type        (kW)         (kW)       thousands)

North Dakota --
  Coyote*       Steam         103,647       106,750       681,712
  Heskett       Steam          86,000       102,000       367,126
  Williston     Combustion
                  Turbine       7,800         8,900            88
South Dakota --
  Big Stone*    Steam          94,111        99,558       563,862

Montana --
  Lewis & Clark Steam          44,000        45,200       194,266
  Glendive      Combustion
                  Turbine      34,780        31,600        14,598
  Miles City    Combustion
                  Turbine      23,150        21,400         8,017

                              393,488       415,408     1,829,669

* Reflects Montana-Dakota's ownership interest.

    Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Knife River under various long-term contracts. See "Construction Materials and Mining Operations and Property (Knife River) -- Coal Operations" for a discussion of a suit and arbitration filed by the Co-owners of the Coyote Station against Knife River and the Company. The majority of the Big Stone Station's fuel requirements are currently being met with coal supplied by Westmoreland Resources, Inc. under a contract which expires on December 31, 1999.

    During the years ended December 31, 1992, through December 31, 1996, the average cost of coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal so consumed was as follows:

                                Years Ended December 31,
                       1996     1995      1994      1993     1992
Average cost of
  coal per
  million Btu          $.93     $.94      $.97      $.96     $.97
Average cost of
  coal per ton       $13.64   $12.90    $12.88    $12.78   $12.79

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 412,700 kW in August 1995. Due to a cooler than normal summer, the 1996 summer peak was only 393,300 kW. The summer peak, assuming normal weather, was previously forecasted to have been approximately 410,700 kW. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2001 will approximate 1.4 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour (kWh) sales growth rate, on a normalized basis, through 2001 will approximate
 .8 percent annually. Montana-Dakota currently estimates that it has adequate capacity available through existing generating stations and long-term firm purchase contracts through the year 1999.

    Montana-Dakota has major interconnections with its neighboring utilities, all of which are Mid-Continent Area Power Pool (MAPP) members. Montana-Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

    Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 46,600 kW and occurred in December 1983. Due to a peak shaving load management system, Montana-Dakota estimates this annual peak will not be exceeded through 1999.

    The Sheridan System was supplied through an interconnection with Pacific Power & Light Company under a supply contract through December 31, 1996. Beginning January 1, 1997, Black Hills Power and Light began supplying the electric power and energy for Montana-Dakota's electric service requirements for its Sheridan System under a ten-year power supply contract which allows for the purchase of up to 55,000 kW of capacity.

Regulation and Competition --

    The electric utility industry can be expected to continue to become increasingly competitive due to a variety of regulatory, economic and technological changes. The National Energy Policy Act of 1992 (NEPA) encourages competition by facilitating the creation of non-regulated generators. As a result of competition in electric generation, wholesale power markets have become increasingly competitive. Under NEPA, the FERC may order access to utility transmission systems by third-party energy producers on a case-by-case basis and may order electric utilities to enlarge their transmission systems to transport (wheel) power for such third parties, subject to certain conditions. To date, no third party producers are connected to Montana-Dakota's system.

    On April 24, 1996, the FERC issued its final rule (Order No.
888) on wholesale electric transmission open access and recovery of stranded costs. On July 8, 1996, Montana-Dakota filed proposed tariffs with the FERC in compliance with Order 888. Under the proposed tariffs, which became effective on July 9, 1996, eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. The proposed tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operation of Montana-Dakota's transmission system. Montana-Dakota is awaiting final approval of the proposed tariffs by the FERC.

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

    On December 18, 1996, Montana-Dakota filed a Request for Waiver of the requirements of FERC Order No. 889 as it relates to the Standards of Conduct. The Standards of Conduct require companies to physically separate their transmission operations/reliability functions from their marketing/merchant functions. The Request for Waiver is based on criteria established by the FERC, exempting small public utilities as defined by the United States Small Business Administration.

    Three of the four state public service commissions which regulate the Company's electric operations continue to evaluate utility regulations with respect to retail competition (retail wheeling). Additionally, federal legislation addressing this issue has been introduced. The MPSC, NDPSC and WPSC have initiated discussions with jurisdictional utilities on the effects retail wheeling would have on the industry and its customers. The MPSC has adopted a set of principles to guide restructuring in that state. These principles are similar to those recently adopted by the National Association of Regulatory Utility Commissioners (NARUC). The NARUC's general principle is that customers should have access to adequate, safe, reliable and efficient services at fair and reasonable prices at the lowest long-term cost to society, and structural changes in the industry should be encouraged when they result in improved economic efficiency and serve the broader public interest. The NDPSC recently asked for comments from jurisdictional utilities on the applicability of the NARUC's principles, the effects of wholesale competition, and the effects of mergers and acquisitions on the industry. The NDPSC held an informal hearing and panel discussion in December 1996, regarding these matters. Further discussions will be held on the issues surrounding retail wheeling. The WPSC will continue its study of retail wheeling during 1997, with a comprehensive review of the whole issue and its likely economic impact on the State of Wyoming. The SDPUC has not initiated any proceedings to date.

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

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1996 actual and 1997 through 1999 anticipated net capital expenditures applicable to Montana-Dakota's electric operations:

                              Actual            Estimated
                                1996      1997     1998      1999
Production                     $ 4.9     $ 5.2    $ 8.1     $ 9.4
Transmission                     2.1       2.5      2.8       3.2
Distribution, General
  and Common                    11.1      10.0      7.5       7.5
                               $18.1     $17.7    $18.4     $20.1

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

    The U.S. Clean Air Act (Clean Air Act) requires electric generating facilities to reduce sulfur dioxide emissions by the year 2000 to a level not exceeding 1.2 pounds per million Btu. Montana-Dakota's baseload electric generating stations are coal fired. All of these stations, with the exception of the Big Stone Station, are either equipped with scrubbers or utilize an atmospheric fluidized bed combustion boiler, which permits them to operate with emission levels less than the 1.2 pounds per million
Btu.   The emissions requirement  at the Big Stone Station is
expected to be met by switching to competitively priced lower sulfur ("compliance") coal.

    In addition, the Clean Air Act limits the amount of nitrous oxide emissions. Montana-Dakota's generating stations, with the exception of the Big Stone Station, are within the limitations set by the United States Environmental Protection Agency (EPA). Montana-Dakota is currently unable to determine what modifications may be necessary or the costs associated with any changes which may be required at the Big Stone Station.

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with evolving laws or regulations, cannot now be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 1996 and does not expect to incur any significant capital expenditures related to environmental facilities during 1997 through 1999.

Retail Natural Gas and Propane Distribution

General --

    Montana-Dakota sells natural gas and propane at retail, serving over 200,000 residential, commercial and industrial customers located in 142 communities and adjacent rural areas as of December 31, 1996, and provides natural gas transportation services to certain customers on its system. These services are provided through a distribution system aggregating over 4,100 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required. As of December 31, 1996, Montana-Dakota's net natural gas and propane distribution plant investment approximated $78.5 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The natural gas and propane distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MPSC, SDPUC and WPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1996 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 44 percent; Montana -- 29 percent; South Dakota -- 21 percent and Wyoming -- 6 percent.

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

    The following table reflects Montana-Dakota's natural gas and propane sales and natural gas transportation volumes during the last five years:
                                Years Ended December 31,
                          1996    1995     1994     1993     1992
                                Mdk (thousands of decatherms)

Sales:
  Residential           22,682  20,135   19,039   19,565   17,141
  Commercial            15,325  13,509   12,403   11,196    9,256
  Industrial               276     295      398      386      284
    Total Sales         38,283  33,939   31,840   31,147   26,681
Transportation:
  Commercial             1,677   1,742    2,011    3,461    3,450
  Industrial             7,746   9,349    7,267    9,243   10,292
    Total Transporta-
      tion               9,423  11,091    9,278   12,704   13,742
Total Throughput        47,706  45,030   41,118   43,851   40,423

    The restructuring of the natural gas industry, as described under "Natural Gas Transmission Operations and Property (Williston Basin)", has resulted in additional competition in retail natural gas markets. In response to these changed market conditions Montana-Dakota has established various natural gas transportation service rates for its distribution business to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules and capacity release contracts whereby Montana-Dakota's interruptible customers can avail themselves of the advantages of open access transportation on the Williston Basin system. These services have enhanced Montana-Dakota's competitive posture with alternate fuels, although certain of Montana-Dakota's customers have the potential of bypassing Montana-Dakota's distribution system by directly accessing Williston Basin's facilities.

    Montana-Dakota acquires all of its system requirements directly from producers, processors and marketers. Such natural gas is supplied under firm contracts, specifying market-based pricing, and is transported under firm transportation agreements by Williston Basin and Northern Gas Company and, with respect to Montana-Dakota's north-central South Dakota and south-central North Dakota markets, by South Dakota Intrastate Pipeline Company and Northern Border Pipeline Company, respectively. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to purchase natural gas at more uniform daily volumes throughout the year and, thus, meet winter peak requirements as well as allow it to better manage its natural gas costs. Montana-Dakota estimates that, based on supplies of natural gas currently available through its suppliers and expected to be available, it will have adequate supplies of natural gas to meet its system requirements for the next five years.

Regulatory Matters --

    Montana-Dakota's retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current regulatory practices allow Montana-Dakota to recover increases or refund decreases in such costs within 24 months from the time such changes occur.

    In June 1995, Montana-Dakota filed a general natural gas rate increase application with the MPSC requesting an increase of $2.1 million or 4.4 percent. On April 17, 1996, the MPSC issued an order in this proceeding authorizing additional annual revenues of $1.0 million, or 49 percent of the original amount requested. The rate increase became effective May 1, 1996.

Capital Requirements --

    Montana-Dakota's net capital expenditures aggregated $5.7
million for natural gas and propane distribution facilities in 1996 and are anticipated to be approximately $8.4 million, $7.8 million and $8.1 million in 1997, 1998 and 1999, respectively.

Environmental Matters --

    Montana-Dakota's natural gas and propane distribution operations are generally subject to extensive federal, state and local environmental, facility siting, zoning and planning laws and regulations. Except with regard to the issue described below, Montana-Dakota believes it is in substantial compliance with those regulations.

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

CENTENNIAL ENERGY HOLDINGS, INC.

NATURAL GAS TRANSMISSION OPERATIONS AND PROPERTY (WILLISTON BASIN)

General --

    Williston Basin owns and operates over 3,600 miles of transmission, gathering and storage lines and 23 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, suppliers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers. In addition, Williston Basin produces natural gas from owned reserves which is sold to others or used by Williston Basin for its operating needs. Williston Basin has interconnections with seven pipelines in Wyoming, Montana and North Dakota which provide for supply and market access. At December 31, 1996, the net natural gas transmission plant investment was approximately $159.0 million.

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

    Although a significant portion of Williston Basin's firm customers, including Montana-Dakota, have relatively secure residential and commercial end-users, virtually all have some price-sensitive end-users that could switch to alternate fuels.

    Williston Basin transports essentially all of Montana-Dakota's natural gas under firm transportation agreements, which in 1996, represented 91 percent of Williston Basin's currently subscribed firm transportation capacity. On November 7, 1996, Montana-Dakota executed a new firm transportation agreement with Williston Basin for a term of five years beginning in July 1997. Montana-Dakota's current firm transportation agreements will expire at that time.
In addition, Montana-Dakota has contracted with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

    For additional information regarding Williston Basin's transportation for 1994 through 1996, see Item 7 -- "Management's
Discussion and Analysis of Financial Condition and Results of
Operations".

System Supply --

    Williston Basin's underground storage facilities have a certificated storage capacity of approximately 353,300 million cubic feet (MMcf), including 28,900 MMcf and 46,300 MMcf of recoverable and nonrecoverable native gas, respectively. Williston Basin's storage facilities enable its customers to purchase natural gas at more uniform daily volumes throughout the year and, thus, facilitate meeting winter peak requirements.

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

    Information on Williston Basin's natural gas production, average sales prices and production costs per Mcf related to its natural gas interests for 1996, 1995 and 1994 is as follows:

                                        1996       1995      1994

Production (MMcf)                      6,324      5,184     4,932
Average sales price                    $1.11      $0.91     $1.37
Production costs, including taxes      $0.43      $0.30     $0.47

    Williston Basin's gross and net productive well counts and gross and net developed and undeveloped acreage for its natural gas interests at December 31, 1996, are as follows:

                                                  Gross       Net

Productive Wells                                    532       479
Developed Acreage (000's)                           233       210
Undeveloped Acreage (000's)                          49        44

    The following table shows the results of natural gas development wells drilled and tested during 1996, 1995 and 1994:

                                        1996       1995      1994

Productive                                32         17        13
Dry Holes                                ---        ---       ---
  Total                                   32         17        13

    At December 31, 1996, there was 1 well in the process of drilling.

    Williston Basin's recoverable proved developed and undeveloped natural gas reserves approximated 133.4 Bcf at December 31, 1996. These amounts are supported by a report dated January 31, 1997, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers.

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

    On August 16, 1996, the Federal District Court issued its decision finding that Moncrief is entitled to damages for the difference between the price Moncrief would have received under the geographic favored-nations price clause of the contract for the period from August 13, 1993, through July 7, 1996, and the actual price received for the gas. The favored-nations price is the highest price paid from time to time under contracts in the same geographic region for natural gas of similar quantity and quality. The Federal District Court reopened the record until October 15, 1996, to receive additional briefs and exhibits on this issue.

    On October 15, 1996, Moncrief submitted its brief claiming damages ranging as high as $22 million under the geographic favored-nations price theory. Williston Basin, in its brief, contended that Moncrief waived its claim for a favored-nations price under an agreement with Williston Basin, and Moncrief's damage claims were calculated utilizing non-comparable contracts. Williston Basin's exhibits show Moncrief's damages should be limited to approximately $800,000 under the geographic favored-nations price theory.

    A hearing on all pending matters is currently scheduled for April 3, 1997. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

    In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota District Court, Northwest Judicial District, against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers who had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company. Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have recently provided alleged damages under differing theories ranging up to $8.2 million without interest. A motion to intervene in the case by several other producers, all of whom had contracts with Koch but not with Williston Basin, was denied on December 13, 1996. Trial on this matter is scheduled for September 8, 1997.

    The claims of Apache and Snyder, in Williston Basin's opinion, are without merit and overstated. If any amounts are ultimately found to be due Apache and Snyder, Williston Basin plans to file for recovery from ratepayers.

    On July 18, 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the False Claims Act, is alleging improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. The United States government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Grynberg and declined to intervene in the action, permitting Grynberg to proceed on his own. Williston Basin believes Grynberg's claims are without merit and intends to vigorously contest this suit.

Regulatory Matters and Revenues Subject to Refund --

    Williston Basin has pending with the FERC two general natural gas rate change applications implemented in 1992 and 1996. In July 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. In August 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates which went into effect on September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order. On July 19, 1996, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request. A hearing was held on August 29, 1996, and this matter is currently pending before the FERC. In addition, Williston Basin has appealed certain issues contained in the FERC's orders to the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court).

    In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, in December 1995, Williston Basin filed revised base rates with the FERC resulting in an increase of $8.9 million or 19.1 percent over the currently effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund.

    On February 3, 1997, Williston Basin filed briefs with the D.C. Circuit Court related to its appeal of orders which had been received from the FERC beginning in May 1993, regarding the appropriate selling price of certain natural gas in underground storage which was determined to be excess upon Williston Basin's implementation of Order 636. The FERC ordered that the gas be offered for sale to Williston Basin's customers at its original cost. Williston Basin requested rehearing of this matter on the grounds that the FERC's order constituted a confiscation of its assets, which request was subsequently denied by the FERC. Williston Basin believes that it should be allowed to sell this natural gas at its fair value and retain any profits resulting from such sales since its ratepayers had never paid for the natural gas. Oral arguments on this matter before the D.C. Circuit Court are scheduled for May 9, 1997.

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

    In January 1986, because of the uncertainty as to when a sale would be made, Williston Basin began charging the financing costs associated with this repurchase commitment to operations as incurred. Such costs, consisting principally of interest and related financing fees, approximated $5.7 million, $6.0 million and $4.6 million in 1996, 1995 and 1994, respectively.

    The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court. On December 26, 1996, the D.C. Circuit Court issued its order ruling that the FERC's actions in allocating costs to the Frontier gas were appropriate. Williston Basin is awaiting a final order from the FERC.

    Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through the second quarter of 1996, 17.8 MMdk of this natural gas had been sold. However, in the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and natural gas sales occurring at that time, wrote down the remaining 43.0 MMdk of this gas to its then current market value. The value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at then current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The amounts related to this write-down are included in "Costs on natural gas repurchase commitment" in the Consolidated Statements of Income. The recognition of the then current market value of this natural gas facilitated the sale by Williston Basin of 10.4 MMdk from the date of the write-down through December 31, 1996, and should allow Williston Basin to market the remaining 32.5 MMdk on a sustained basis enabling Williston Basin to liquidate this asset over approximately the next five years.

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

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1996 actual and 1997 through 1999 anticipated net capital expenditures applicable to Williston Basin's operations:

                             Actual            Estimated
                               1996      1997      1998      1999

Production and Gathering       $---*    $ 4.5     $ 6.7     $13.0
Underground Storage              .1        .4       1.0       1.4
Transmission                    3.2       5.4       4.2      10.9
General and Other               1.7       2.2**     1.7**     4.7**
                               $5.0     $12.5     $13.6     $30.0

 * Net of $5.1 million in preferred stock and cash received from the sale of 208 miles of underutilized gathering lines and related facilities to Interenergy Corporation.

**  Includes net capital expenditures for Prairielands.

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

CONSTRUCTION MATERIALS AND MINING OPERATIONS AND PROPERTY
(KNIFE RIVER)

Construction Materials Operations:

General --

    Knife River, through KRC Holdings, operates construction materials and mining businesses in the Anchorage, Alaska area, north and north-central California, southern Oregon and the Hawaiian Islands. These operations produce and sell construction aggregates (sand and gravel) and supply ready-mixed concrete for use in most types of construction including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

    In addition, the Alaskan, northern California and Oregon operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the manufacture and/or sale of cement, various finished concrete products and other building materials and related construction services.

    In April 1996, KRC Holdings purchased Baldwin Contracting Company, Inc. (Baldwin) of Chico, California. Baldwin is a major supplier of aggregate, asphalt and construction services in the northern Sacramento Valley and adjacent Sierra Nevada Mountains of northern California. Baldwin also provides a variety of construction services, primarily earth moving, grading, road and highway construction and maintenance.

    In June 1996, KRC Holdings purchased the assets of Medford
Ready-Mix Concrete, Inc. (Medford) located in Medford, Oregon. The acquired company serves the residential and small commercial construction market with ready-mixed concrete and aggregates.

    For information regarding sales volumes and revenues for the construction materials operations for 1994 through 1996, see Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 1994, 1995 and 1996, no single customer accounted for more than 10 percent of annual construction materials revenues.

Coal Operations:

General --

    Knife River is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah, North Dakota and Savage, Montana. The average annual production from the Beulah and Savage mines approximates 2.6 million and 300,000 tons, respectively. Reserve estimates related to these mine locations are discussed herein. During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                             Years Ended December 31,
                                      1996    1995    1994    1993    1992
                                                  (In thousands)
Tons sold:
Montana-Dakota generating stations 528 453 691 624 521 Jointly-owned generating stations--
 Montana-Dakota's share                565     883   1,049   1,034   1,021
 Others                              1,695   2,767   3,358   3,299   3,259
Industrial and other sales             111     115     108     109     112
 Total                               2,899   4,218   5,206   5,066   4,913
Revenues                           $32,696 $39,956 $45,634 $44,230 $43,770

    In recent years, in response to competitive pressures from other mines, Knife River has reduced its coal prices and/or not passed through cost increases which are allowed under its contracts. Although Knife River has contracts in place specifying the selling price of coal, these price concessions are being made in an effort to remain competitive and maximize sales.

    In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices as may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and are seeking damages in an unspecified amount. On January 8, 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay pending arbitration. On May 6, 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

    On September 12, 1996, the Co-owners notified the Company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. In the alternative, the Co-owners requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages based upon the difference between the prices that Knife River charged and a "fair and equitable" price, approximately $50 million or more. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

    Knife River does not anticipate any significant growth in its lignite coal operations in the near future due to competition from coal and other alternate fuel sources. Limited growth opportunities may be available to Knife River's lignite coal operations through the continued evaluation and pursuit of niche markets such as agricultural products processing facilities.

Consolidated Construction Materials and Mining Operations:

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1996 actual, including the amounts related to the acquisition of Baldwin and Medford, and 1997 (including amounts related to anticipated acquisitions) through 1999 anticipated net capital expenditures applicable to Knife River's consolidated construction materials and mining operations:

                              Actual            Estimated
                                1996      1997     1998      1999

Construction Materials         $22.2     $31.1    $ 9.4     $ 6.6
Coal                             1.9       4.3      4.6       4.5
                               $24.1     $35.4    $14.0     $11.1

    Knife River continues to seek additional growth opportunities. These include investigating the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Except as may be found with regard to the issue described below, Knife River believes it is in substantial compliance with those regulations.

    In September 1995, Unitek Environmental Services, Inc. and Unitek Solvent Services, Inc. (Unitek) filed a complaint against Hawaiian Cement in the United States District Court for the District of Hawaii (District Court) alleging that dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii (Plant) violated the Hawaii State Implementation Plan (SIP) of the Clean Air Act, constituted a continual nuisance and trespass on the plaintiff's property, and that Hawaiian Cement's conduct warranted the payment of punitive damages. Hawaiian Cement is a Hawaiian general partnership whose general partners (with joint and several liability) are Knife River Hawaii, Inc., an indirect wholly owned subsidiary of the Company, and Adelaide Brighton Cement (Hawaii), Inc. Unitek is seeking civil penalties under the Clean Air Act (as described below), and had sought damages for various claims (as described above) of up to $20 million in the aggregate.

    On August 7, 1996, the District Court issued an order granting Plaintiffs' motion for partial summary judgment relating to the Clean Air Act, indicating that it would issue an injunction shortly. The issue of civil penalties under the Clean Air Act was reserved for further hearing at a later date, and Unitek's claims for damages were not addressed by the District Court at such time.

    On September 16, 1996, Unitek and Hawaiian Cement reached a settlement which resolved all claims relating to the $20 million in damages that Unitek had previously sought. However, the settlement did not resolve the matter regarding the civil penalties sought by Unitek relating to the alleged violations by Hawaiian Cement of the Clean Air Act nor did it affect the EPA's Notice of Violation (NOV) as discussed below. Based on a joint petition filed by Unitek and Hawaiian Cement, the District Court stayed the proceeding and the issuance of an injunction while the parties continue to negotiate the remaining Clean Air Act claims.

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

    Although no assurance can be provided, the Company does not believe that the total cost of any modifications to the facility, the level of civil penalties which may ultimately be assessed or settlement costs, will have a material effect on the Company's results of operations.

Reserve Information --

    As of December 31, 1996, the combined construction materials operations had under ownership approximately 120 million tons of recoverable aggregate reserves.

    As of December 31, 1996, Knife River had under ownership or lease, reserves of approximately 229 million tons of recoverable lignite coal, 89 million tons of which are at present mining locations. Such reserve estimates were prepared by Weir International Mining Consultants, independent mining engineers and geologists, in a report dated May 9, 1994, and have been adjusted for 1994 through 1996 production. Knife River estimates that approximately 67 million tons of its reserves will be needed to supply Montana-Dakota's Coyote, Heskett and Lewis & Clark stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

OIL AND NATURAL GAS OPERATIONS AND PROPERTY (FIDELITY OIL)

General --

    Fidelity Oil is involved in the acquisition, exploration, development and production of oil and natural gas properties. Fidelity Oil's operations vary from the acquisition of producing properties with potential development opportunities to exploration and are located throughout the United States, the Gulf of Mexico and Canada. Fidelity Oil shares revenues and expenses from the development of specified properties in proportion to its interests.

Operating Information --

    Information on Fidelity Oil's oil and natural gas production, average sales prices and production costs per net equivalent barrel related to its oil and natural gas interests for 1996, 1995 and 1994 are as follows:

                                           1996     1995     1994
Oil:
  Production (000's of barrels)           2,149    1,973    1,565
  Average sales price                    $17.91   $15.07   $13.14
Natural Gas:
  Production (MMcf)                      14,067   12,319    9,228
  Average sales price                     $2.09    $1.51    $1.84
Production costs, including taxes,
  per net equivalent barrel               $3.31    $3.18    $4.04

Well and Acreage Information --

  Fidelity Oil's gross and net productive well counts and gross and net developed and undeveloped acreage related to its interests at December 31, 1996, are as follows:

                                                   Gross      Net
Productive Wells:
  Oil                                              2,712      148
  Natural Gas                                        491       28
    Total                                          3,203      176
Developed Acreage (000's)                            702       65
Undeveloped Acreage (000's)                          947       73

Exploratory and Development Wells --

  The following table shows the results of oil and natural gas wells drilled and tested during 1996, 1995 and 1994:

              Net Exploratory                 Net Development
      Productive  Dry Holes  Total    Productive  Dry Holes  Total  Total
1996         1          2       3             4          0      4      7
1995         3          2       5             8          1      9     14
1994         4          3       7             6          1      7     14

    At December 31, 1996, there were three development wells and no exploratory wells in the process of drilling.

Capital Requirements --

    The following summary (in millions of dollars) reflects net capital expenditures, including those not subject to amortization, related to oil and natural gas activities for the years 1996, 1995 and 1994:

                                          1996      1995     1994

Acquisitions                             $23.2     $ 9.1    $ 3.2
Exploration                                8.1       7.7     12.6
Development                               15.9      22.2     18.8
  Net Capital Expenditures               $47.2     $39.0    $34.6

    Fidelity Oil's net capital expenditures are anticipated to be approximately $50 million for both 1997 and 1998 and $55 million for 1999.

Reserve Information --

    Fidelity Oil's recoverable proved developed and undeveloped oil and natural gas reserves approximated 16.1 million barrels and 66.8 Bcf, respectively, at December 31, 1996. Of these amounts, 9.3 million barrels and 2.2 Bcf, as supported by a report dated
January 9, 1997, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers, were related to its properties located in the Cedar Creek Anticline in southeastern Montana.

    For additional information related to Fidelity Oil's oil and natural gas interests, see Note 19 of Notes to Consolidated
Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Williston Basin --

    Williston Basin has been named as a defendant in a legal action primarily related to certain natural gas price and volume issues.
Such suit was filed by Moncrief.

    In addition, Williston Basin has been named as a defendant in a legal action related to a natural gas purchase contract. Such suit was filed by Apache and Snyder.

    Also, Williston Basin and over 70 other natural gas pipeline companies have been named as defendants in a legal action related to measurement of the heating content or volume of natural gas purchased by the defendants. Such suit was filed by Grynberg.

    The above legal actions are described under Items 1 and 2 -- "Business and Properties -- Natural Gas Transmission Operations and Property (Williston Basin)." The Company's assessment of the proceedings are included in the respective descriptions of the litigation.

Knife River --

    The Company and Knife River have been named as defendants in a legal action primarily related to coal pricing issues at the Coyote Station. The suit has been stayed by the State District Court pending arbitration. Such suit was filed by the Co-owners of the Coyote Station.

    Hawaiian Cement has been named as a defendant in a legal action primarily related to dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii. Such suit was filed by Unitek. In addition, the EPA has issued a NOV to Hawaiian Cement.

    The above legal actions are described under Items 1 and 2 --
"Business and Properties -- Construction Materials and Mining
Operations and Property (Knife River)." The Company's assessment of the proceedings is included in the respective descriptions of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU". The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 1996 and 1995 and dividends declared thereon were as follows:

                                                         Common
                              Common        Common        Stock
                           Stock Price   Stock Price    Dividends
                             (High)         (Low)       Per Share

1996
First Quarter                   $23.00        $19.88      $0.2725
Second Quarter                   23.50         20.13       0.2725
Third Quarter                    22.38         20.75       0.2775
Fourth Quarter                   23.38         21.25       0.2775
                                                          $1.1000

1995*
First Quarter                   $18.67        $17.17      $0.2666
Second Quarter                   20.00         17.75       0.2666
Third Quarter                    21.33         19.08       0.2725
Fourth Quarter                   23.08         19.63       0.2725
                                                          $1.0782


_______________________
* Adjusted for October 1995 three-for-two common stock split.

    As of December 31, 1996, the Company's common stock was held by over 14,600 stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Selected Financial Data on pages 48 and 49 of the Company's Annual Report which is incorporated herein by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                        Years ended December 31,
Business                             1996        1995        1994
Electric                           $ 11.4     $  12.0     $  11.7
Natural gas distribution              4.9         1.6          .3
Natural gas transmission              2.5         8.4         6.1
Construction materials and
  mining                             11.5        10.8        11.6
Oil and natural gas production       14.4         8.0         9.3
Earnings on common stock           $ 44.7     $  40.8     $  39.0

Earnings per common share          $ 1.57     $  1.43     $  1.37

Return on average common equity     13.0%       12.3%       12.1%

    Earnings for 1996 increased $3.9 million from the comparable period a year ago due primarily to higher oil and natural gas production and prices at the oil and natural gas production businesses. Increased retail sales at the electric and natural gas distribution businesses, primarily the result of 14 percent colder weather than the comparable period a year ago, also added to the increase in earnings. Increased transportation of natural gas held under the repurchase commitment and increased volumes transported to storage, combined with the benefits of a favorable rate change implemented in January 1996, at the natural gas transmission business further improved earnings. In addition, earnings from Baldwin and Hawaiian Cement, businesses acquired in April 1996, and September 1995, respectively, contributed to the earnings increase. The write-down to the then current market price of the natural gas available under the repurchase commitment partially offset the earnings increase. The write-down, which approximated $21.1 million, or $12.9 million after tax, was significantly offset by the reversal of certain reserves for tax and other contingencies at the natural gas transmission and oil and natural gas production businesses, aggregating $7.4 million and $1.8 million after tax, respectively. The net effect of these items resulted in a $3.7 million, or 13 cent per common share, net charge to earnings for the year. Also somewhat offsetting the earnings improvement was the nonrecurring effect of a favorable FERC order received in April 1995. The order allowed for the one-time billing of customers for $2.2 million after tax, including interest, to recover a portion of the amount previously refunded in July 1994. In addition, increased purchased power demand charges at the electric business and increased operating costs at the electric, natural gas transmission and oil and natural gas production businesses partially offset the earnings improvement. Higher interest expense at the construction materials and mining and oil and natural gas production businesses also somewhat offset the earnings increase. The effects of lower coal sales to the Big Stone Station due to the expiration of the coal contract in August 1995 and the resulting closure of the Gascoyne mine also partially offset the earnings improvement.

    Earnings for 1995 increased $1.8 million from the comparable period a year earlier due primarily to increased retail sales at the electric business and increased throughput at the natural gas distribution and natural gas transmission businesses. Increased oil prices and oil and natural gas production at the oil and natural gas production business combined with the benefits derived from favorable rate changes at the natural gas distribution and transmission businesses also increased earnings. The favorable rate change at the natural gas transmission business resulted from the previously described FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding. Income from Hawaiian Cement also contributed to the earnings increase. 1994 earnings included the benefit of a $4.5 million gain (after tax) realized on the sale of an equity investment in General Atlantic Resources, Inc. (GARI). Additionally, the effects of decreased natural gas prices at the natural gas transmission and oil and natural gas production businesses, lower coal sales to the Big Stone Station due to the expiration of a coal contract in August 1995, and increased costs associated with rainy West Coast weather at the construction materials operations partially offset the earnings increase.


                ________________________________


    Reference should be made to Items 1 and 2 -- "Business and Properties" and Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

                                       Years ended December 31,
                                     1996        1995        1994
Operating revenues:
  Retail sales                     $128.8     $ 124.4     $ 123.2
  Sales for resale and other         10.0        10.2        10.7
                                    138.8       134.6       133.9
Operating expenses:
  Fuel and purchased power           44.0        41.8        43.2
  Operation and maintenance          41.4        40.1        41.0
  Depreciation, depletion and
    amortization                     17.1        16.3        15.5
  Taxes, other than income            6.8         6.5         6.6
                                    109.3       104.7       106.3

Operating income                     29.5        29.9        27.6

Retail sales (kWh)                2,067.9     1,993.7     1,955.1
Sales for resale (kWh)              374.6       408.0       444.5
Average cost of fuel and
  purchased power per kWh          $ .017     $  .016     $  .017


Montana-Dakota -- Natural Gas Distribution Operations

                                        Years ended December 31,
                                     1996        1995        1994
Operating revenues:
  Sales                            $151.5     $ 146.8     $ 151.7
  Transportation and other            3.5         3.7         3.6
                                    155.0       150.5       155.3
Operating expenses:
  Purchased natural gas sold        102.7       102.6       111.3
  Operation and maintenance          30.0        30.4        30.0
  Depreciation, depletion and
    amortization                      6.9         6.7         6.1
  Taxes, other than income            3.9         3.9         4.0
                                    143.5       143.6       151.4

Operating income                     11.5         6.9         3.9

Volumes (dk):
  Sales                              38.3        33.9        31.8
  Transportation                      9.4        11.1         9.3
Total throughput                     47.7        45.0        41.1

Degree days (% of normal)          116.2%      101.6%       96.7%
Average cost of natural gas,
  including transportation,
  per dk                           $ 2.67     $  3.02     $  3.50

Williston Basin -- Natural Gas Transmission Operations

                                        Years ended December 31,
                                     1996        1995        1994
Operating revenues:
  Transportation                   $ 60.4*    $  54.1*    $  52.6*
  Storage                            10.7        12.6        10.6
  Natural gas production and
    other                             7.5         5.2         7.7
                                     78.6        71.9        70.9
Operating expenses:
  Operation and maintenance          37.2*       35.7*       38.8*
  Depreciation, depletion and
    amortization                      6.7         7.0         6.6
  Taxes, other than income            4.5         3.8         4.2
                                     48.4        46.5        49.6

Operating income                     30.2        25.4        21.3

Volumes (dk):
  Transportation--
    Montana-Dakota                   43.4        35.4        33.0
    Other                            38.8        32.6        30.9
                                     82.2        68.0        63.9

  Produced (Mdk)                    6,073       4,981       4,732

 *  Includes amortization and
    related recovery of deferred
    natural gas contract buy-out/
    buy-down and gas supply
    realignment costs              $ 10.6     $  11.4     $  12.8

Knife River -- Construction Materials and Mining Operations

                                        Years ended December 31,
                                     1996**      1995**      1994
Operating revenues:
  Construction materials           $ 99.5     $  73.1     $  71.0
  Coal                               32.7        39.9        45.6
                                    132.2       113.0       116.6
Operating expenses:
  Operation and maintenance         105.8        87.8        88.2
  Depreciation, depletion and
    amortization                      7.0         6.2         6.4
  Taxes, other than income            3.3         4.5         5.4
                                    116.1        98.5       100.0

Operating income                     16.1        14.5        16.6

Sales (000's):
  Aggregates (tons)                 3,374       2,904       2,688
  Asphalt (tons)                      694         373         391
  Ready-mixed concrete
    (cubic yards)                     340         307         315
  Coal (tons)                       2,899       4,218       5,206

** Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995 and is accounted for under the equity method.

Fidelity Oil -- Oil and Natural Gas Production Operations

                                        Years ended December 31,
                                     1996        1995        1994
Operating revenues:
  Oil                              $ 39.0     $  30.1     $  20.9
  Natural gas                        29.3        18.7        17.1
                                     68.3        48.8        38.0
Operating expenses:
  Operation and maintenance          15.6        13.7        12.0
  Depreciation, depletion and
    amortization                     25.0        18.6        13.5
  Taxes, other than income            3.5         2.6         3.7
                                     44.1        34.9        29.2

Operating income                     24.2        13.9         8.8

Production (000's):
  Oil (barrels)                     2,149       1,973       1,565
  Natural gas (Mcf)                14,067      12,319       9,228

Average sales price:
  Oil (per barrel)                 $17.91     $ 15.07     $ 13.14
  Natural gas (per Mcf)              2.09        1.51        1.84

    Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business. The amounts relating to the elimination of intercompany transactions for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses were $58.2 million, $53.8 million and $4.4 million, respectively, for 1996, $54.6 million, $49.2 million and $5.4 million, respectively, for 1995, and $65.2 million, $58.5 million and $6.7 million, respectively, for 1994.

1996 compared to 1995

Montana-Dakota -- Electric Operations

    Operating income at the electric business decreased primarily due to increased fuel and purchased power costs, resulting primarily from both higher purchased power demand charges and increased net sales. The increase in demand charges, related to a participation power contract, is the result of the pass-through of periodic maintenance costs as well as the purchase of an additional five megawatts of capacity beginning in May 1996, which brings the total level of capacity available under this contract to 66 megawatts. Also contributing to the operating income decline were higher operation expenses, primarily resulting from higher transmission and payroll-related costs due to establishing certain contingency reserves, and higher depreciation expense, due to an increase in average depreciable plant. Increased revenues, primarily higher retail sales due to increased weather-related demand from residential and commercial customers in the first and fourth quarters, largely offset the operating income decline.
Lower sales for resale volumes due to line capacity restrictions within the regional power pool were more than offset by higher average realized rates also partially offsetting the operating revenue increase.

    Earnings for the electric business decreased due to the operating income decline, and decreased service and repair income and lower investment income, both included in Other income -- net.

Montana-Dakota -- Natural Gas Distribution Operations

    Operating income at the natural gas distribution business improved largely as a result of increased sales revenue. The sales revenue improvement resulted primarily from a 3.6 million decatherm increase in volumes sold due to 14% colder weather and increased sales resulting from the addition of over 3,600 customers. Also contributing to the sales revenue improvement were the effects of a general rate increase placed into effect in Montana in May 1996. However, the pass-through of lower average natural gas costs partially offset the sales revenue improvement. Decreased operations expense due to lower payroll-related costs also added to the operating income improvement. Lower transportation revenues, primarily decreased volumes transported to large industrial customers, somewhat offset the operating income improvement. Industrial transportation declined due to lower volumes transported to two agricultural processing facilities, one which closed in September 1995, and one which experienced lower production, and to a cement manufacturing facility due to its use of alternate fuel.

    Natural gas distribution earnings increased due to the operating income improvement, decreased interest expense and higher service and repair income. The decline in interest expense resulted from lower average long-term debt and natural gas costs refundable through rate adjustment balances.

Williston Basin -- Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to an improvement in transportation revenues resulting from increased transportation of natural gas held under the repurchase commitment, increased volumes transported to storage and the reversal of certain reserves for regulatory contingencies of $3.9 million ($2.4 million after tax). The benefits derived from a favorable rate change implemented in January 1996, also added to the revenue improvement. The nonrecurring effect of a favorable FERC order received in April 1995, on a rehearing request relating to a 1989 general rate proceeding partially offset the transportation revenue improvement. The order allowed for the one-time billing of customers for approximately $2.7 million ($1.7 million after tax) to recover a portion of the amount previously refunded in July 1994. In addition, reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs partially offset the increase in transportation revenue. An increase in natural gas production revenue, due to both higher volumes and prices, also contributed to the operating income improvement. Decreased storage revenues, due primarily to the implementation of lower rates in January 1996, partially offset the increase in operating income. Operation expenses increased primarily due to higher payroll-related costs and production royalties but were slightly offset by reduced amortization of deferred natural gas contract buy-out/buy-down costs.

    Earnings for this business decreased due to the write-down to the then current market price of the natural gas available under the repurchase commitment. The effect of the write-down, which was $21.1 million, or $12.9 million after tax, was significantly offset by the reversal of certain income tax reserves aggregating $4.8 million. Decreased interest income, largely related to $583,000 (after tax) of interest on the previously discussed 1995 refund recovery combined with higher company production refunds (both included in Other income -- net), also added to the earnings decline. Increased net interest expense ($366,000 after tax), largely resulting from higher average reserved revenue balances partially offset by decreased long-term debt expense due to lower average borrowings, further reduced earnings. The earnings decrease was somewhat offset by the increase in operating income.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $3.3 million due to higher revenues. The revenue improvement is largely due to revenues realized as a result of the Baldwin and Medford acquisitions. Revenues at most other construction materials operations decreased as a result of lower aggregate and asphalt sales due to lower demand, and lower construction sales due to the nature of work being performed this year as compared to last year, offset in part by increased building materials sales and aggregate and ready-mixed concrete prices. Operation and maintenance expenses increased due to the above acquisitions but were somewhat offset by a reduction at other construction materials operations resulting from lower volumes sold and less work involving the use of subcontractors.

Coal Operations --

    Operating income for coal operations decreased $1.7 million primarily due to decreased revenues, largely the result of the expiration of the coal contract with the Big Stone Station in August 1995, and the resulting closure of the Gascoyne Mine. Higher average sales prices due to price increases at the Beulah Mine partially offset the decreased coal revenues. Decreased operation and maintenance expenses, depreciation expense and taxes other than income, largely due to the mine closure, partially offset the decline in operating income.

Consolidated --

    Earnings increased due to the increase in construction materials operating income and income from Hawaiian Cement of $1.7 million as compared to $1.0 million in 1995(included in Other income -- net). Higher interest expense ($1.4 million after tax), resulting mainly from increased long-term debt due to the acquisition of Hawaiian Cement, Baldwin and Medford, and the decline in coal operating income somewhat offset the increase in earnings.

Fidelity Oil -- Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business increased primarily as a result of higher oil and natural gas revenues. Higher oil revenue resulted from a $5.6 million increase due to higher average prices and a $3.2 million increase due to improved production. The increase in natural gas revenue was due to a $7.0 million increase arising from higher prices and a $3.6 million improvement resulting from higher production. Increased operation and maintenance expenses, largely due to higher production, and higher taxes other than income, primarily the result of higher prices, both partially offset the operating income improvement. Also reducing operating income was increased depreciation, depletion and amortization expense resulting from increased average rates and higher production. Depreciation, depletion and amortization rates increased in part due to the accrual of estimated future well abandonment costs ($515,000 after tax).

    Earnings for this business unit increased due to the operating income improvement and lower income taxes due to the reversal of certain tax reserves aggregating $1.8 million. Increased interest expense ($815,000 after tax), resulting mainly from higher average borrowings, and lower tax benefits somewhat offset the earnings improvement.

1995 compared to 1994

Montana-Dakota -- Electric Operations

    Operating income at the electric business increased primarily due to higher retail sales revenues and lower fuel and purchased power costs. Higher average usage by residential and commercial customers, due to more normal weather, contributed to the revenue improvement. Reduced demand by oil producers and refiners contributed to a decline in industrial sales, which somewhat offset the retail sales revenue improvement. Fuel and purchased power costs decreased due to changes in generation mix between lower and higher cost generating stations. This decrease was partially offset by higher purchased power demand charges. The increase in demand charges, related to a participation power contract, is the result of the purchase of an additional five megawatts of capacity beginning in May 1995, offset in part by the pass-through of periodic maintenance costs during 1994. Decreased maintenance expenses at the Coyote Station, due to less scheduled downtime, partially offset by increased turbine, generator and boiler maintenance at the Heskett Station, also improved operating income. Increased depreciation expense, due to higher average depreciable plant, and lower sales for resale due to a surplus of low-cost hydroelectric energy available from the Western Area Power Administration during August through November 1995 partially offset the increase in operating income.

    Earnings for the electric business improved due to the operating income increase, partially offset by higher income taxes.

Montana-Dakota -- Natural Gas Distribution Operations

    Operating income increased at the natural gas distribution business due to the effect of $2.3 million in general rate increases and improved sales. The sales improvement resulted from the addition of over 5,100 customers and more normal weather than 1994. The pass-through of lower average natural gas costs and the effects of a Wyoming Supreme Court order granting recovery in 1994 of a prior refund made by Montana-Dakota reduced revenues. The effect of higher volumes transported were largely offset by lower average transportation rates. Higher operation expenses, due primarily to higher payroll-related costs somewhat offset by lower sales expenses, partially offset the operating income improvement. Increased depreciation expense, due to higher average depreciable plant, also partially offset the increase in operating income.

    Natural gas distribution earnings increased due to the improvement in operating income. A decreased return realized on net storage gas inventory and deferred demand costs partially offset the earnings increase. This return decline of approximately $619,000 (after tax) results from decreases in the net book balance on which the natural gas distribution business is allowed to earn a return.

Williston Basin -- Natural Gas Transmission Operations

    Natural gas transmission operating income increased primarily due to an increase in transportation and storage revenues. The transportation revenue increase resulted primarily from the benefits of the favorable FERC order received in April 1995 on a rehearing request relating to a 1989 general rate proceeding as previously discussed. In addition, higher demand revenues associated with the storage enhancement project completed in late 1994, and increased volumes transported to storage, somewhat offset by decreased transportation of natural gas held under the repurchase commitment and reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs, added to the transportation revenue improvement. Lower operation and maintenance expenses, primarily lower production royalty expenses and reduced amortization of deferred natural gas contract buy-out/buy-down and gas supply realignment costs, and lower taxes other than income, largely lower production taxes, further contributed to the increase in operating income. A decline in natural gas production revenue, primarily due to a 54 cent per decatherm decline in realized natural gas prices, somewhat reduced by increased volumes produced, partially offset the increase in operating income. Increased depreciation expense, resulting from higher average depreciable plant, also somewhat reduced the operating income improvement.

    Earnings for this business improved due primarily to the increase in operating income, higher interest income, lower company production refunds (included in Other income -- net) and lower interest expense. Higher interest income of $583,000 (after tax) is related to the previously described refund recovery. The decline in interest expense aggregating $623,000 (after tax) is primarily due to long-term debt retirements and lower interest rates. Increased carrying costs on the natural gas repurchase commitment, due to higher average interest rates, partially offset the earnings increase.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income declined $636,000 primarily due to higher operation expenses. Operation expenses increased due primarily to additional work required to be subcontracted, due to unusually wet weather, and increased sales volumes. Increased revenues due to higher aggregate sales volumes, increased cement sales volumes at higher prices, increased soil remediation volumes, higher ready-mixed concrete prices, higher construction and aggregate delivery revenues and increased steel fabrication sales volumes, partially offset the operating income decline. Lower asphalt sales, due to increased competition, lower ready-mixed concrete sales and lower average soil remediation prices partially offset the revenue improvement.

Coal Operations --

    Operating income for the coal operations decreased $1.5 million primarily due to decreased coal revenues, primarily the result of lower sales to the Big Stone Station due to the expiration of the coal contract in August 1995 and the resulting closure of the Gascoyne Mine. Decreased operation expenses, resulting primarily from lower sales volumes and lower depreciation expense and lower taxes other than income, both due primarily to the closure of the Gascoyne Mine, partially offset the decline in operating income.

Consolidated --

    Earnings decreased due to the decline in coal and construction materials operating income and increased interest expense, due to increased long-term debt borrowings. Income from the 50 percent interest in Hawaiian Cement acquired in September 1995 and gains from the sale of equipment relating to the Gascoyne Mine closure, partially offset the decline in earnings. These items are reflected in Other income -- net.

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

Safe Harbor for Forward-Looking Statements

    The Company is including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

    Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that the Company's expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Regulated Operations--

    In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Company and its regulated operations to differ materially from those discussed in forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, weather conditions, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation, wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs), availability of economic supplies of natural gas, and present or prospective natural gas distribution or transmission competition (including but not limited to prices of alternate fuels and system deliverability costs).

Non-regulated Operations--

    Certain important factors which could cause actual results or outcomes for the Company and all or certain of its non-regulated operations to differ materially from those discussed in forward-looking statements include the level of governmental expenditures on public projects and project schedules, changes in anticipated tourism levels, competition from other suppliers, oil and natural gas commodity prices, drilling successes in oil and natural gas operations, ability to acquire oil and natural gas properties, and the availability of economic expansion or development opportunities.

Factors Common to Regulated and Non-Regulated Operations--

    The business and profitability of the Company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the Company's financial instruments, changes in accounting principles and/or the application of such principles to the Company, changes in technology and legal proceedings.

New Accounting Standard

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1). SOP 96-1 provides authoritative guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company will adopt SOP 96-1 on January 1, 1997, and the adoption is not expected to have a material effect on the Company's financial position or results of operations.

Liquidity and Capital Commitments

    The Company's net capital expenditures (in millions of dollars) for 1994 through 1996 and as anticipated for 1997 through 1999 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term securities.

        Actual                                          Estimated
  1994   1995    1996  Capital Expenditures--      1997    1998   1999
                       Montana-Dakota:
$ 14.2  $19.7   $18.7    Electric                 $17.0   $17.8  $20.1
  13.2    8.9     6.3    Natural Gas Distribution   9.5     8.1    8.1
  27.4   28.6    25.0                              26.5    25.9   28.2
  14.4    9.7    10.1  Williston Basin*            12.6    13.3   29.3
   3.6   36.8    25.0  Knife River                 35.4    13.9   11.1
  38.6   39.9    51.8  Fidelity                    55.0    55.0   60.0
   1.0    2.6      .8  Prairielands                 *       *      *
  85.0  117.6   112.7                             129.5   108.1  128.6
                       Net proceeds from sale or
  (3.6)  (2.8)  (11.8)   disposition of property   (5.5)   (4.4)  (4.3)
  81.4  114.8   100.9  Net capital expenditures   124.0   103.7  124.3

                       Retirement of Long-term
                       Debt/Preferred Stock--
  28.3   10.4    35.4    Montana-Dakota            11.4     6.4    6.4
   7.5   10.0     7.5    Williston Basin             .5      .4     .5
   ---    ---     ---    Fidelity                   ---     7.7    8.3
   ---     .1      .5    Prairielands               *       *      *
  35.8   20.5    43.4                              11.9    14.5   15.2
$117.2 $135.3  $144.3  Total                     $135.9  $118.2 $139.5

* Effective January 1, 1997, information related to Prairielands is included with Williston Basin.

    In reconciling net capital expenditures to investing activities per the Consolidated Statements of Cash Flows, the net capital expenditures for Prairielands, which is not considered a major business segment, are not reflected in investing activities in the Consolidated Statements of Cash Flows for 1994, 1995 and 1996. In addition, the 1994 capital expenditures for Montana-Dakota's natural gas distribution business are reflected net of $5.8 million of storage gas purchased from Williston Basin while the 1994 Williston Basin amount is reflected in the table above net of the sale of storage gas of $8.3 million.

    In 1996 Montana-Dakota provided all the funds needed for its net capital expenditures and securities retirements, excluding the $25 million discussed below, from internal sources. Montana-Dakota expects to provide all of the funds required for its net capital expenditures and securities retirements for the years 1997 through 1999 from internal sources, through the use of its $30 million revolving credit and term loan agreement, $30 million of which was outstanding at December 31, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.
In June 1996, the Company redeemed $25 million of its 9 1/8% Series first mortgage bonds, due May 15, 2006. The funds required to retire the 9 1/8% Series first mortgage bonds were provided by Williston Basin's repayment of $27.5 million of intercompany debt payable to the Company.

    Williston Basin's 1996 net capital expenditures and securities retirements were met through internally generated funds and the issuance of long-term debt as discussed below. Williston Basin expects to meet its net capital expenditures for the years 1997 through 1999 with a combination of internally generated funds, short-term lines of credit aggregating $40.4 million, $2 million of which was outstanding at December 31, 1996, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions. In May 1996, Williston Basin privately placed $20 million of notes with the proceeds and cash on hand used to repay the $27.5 million of intercompany debt payable to the Company. In addition, in November 1996, Williston Basin privately placed $15 million of notes with the proceeds used to replace other maturing long-term debt.

    Knife River's 1996 net capital expenditures including the acquisitions of Baldwin and Medford, were met through funds on hand, funds generated from internal sources, short-term lines of credit and a revolving credit agreement. It is anticipated that funds generated from internal sources, short-term lines of credit aggregating $11 million, none of which was outstanding at December 31, 1996, a revolving credit agreement of $55 million, $47 million of which was outstanding at December 31, 1996, and the issuance of long-term debt and the Company's equity securities will meet the needs of this business unit for 1997 through 1999. In April 1996, amounts available under the revolving credit agreement were increased from $40 million to $55 million. Also in April 1996, amounts available under the short-term lines of credit were increased from $6 million to $8 million and in August 1996, were further increased from $8 to $11 million.

    Fidelity Oil's 1996 net capital expenditures related to its oil and natural gas acquisition, development and exploration program were met through funds generated from internal sources and long-term credit facilities. Fidelity's borrowing base, based on proven and producing reserves, is currently $65 million, which consists of $23 million of issued notes, $7 million in an uncommitted note shelf facility, and a $35 million revolving line of credit, $14.8 million of which was outstanding at December 31, 1996. In April 1996, the borrowing base was increased from $55 million to $65 million and concurrently the amount available under the revolving line of credit was increased from $25 million to $35 million. It is anticipated that Fidelity's 1997 through 1999 net capital expenditures and debt retirements will be met from internal sources and existing long-term credit facilities.

    The Company utilizes its short-term lines of credit aggregating $40 million, $2 million of which was outstanding on December 31, 1996, and its $30 million revolving credit and term loan agreement, all of which is outstanding at December 31, 1996, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1996, the Company could have issued approximately $247 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 2.7 and 3.0 times for 1996 and 1995, respectively. Additionally, the Company's first mortgage bond interest coverage was 5.4 times in 1996 compared to 3.9 times in 1995. Common stockholders' investment as a percent of total capitalization was 54% and 57% at December 31, 1996 and 1995, respectively.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 1 through 5 and 18 and 19 of the Company's Proxy Statement dated March 3, 1997 (Proxy Statement) which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 13 through 18 of the Proxy
Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to Page 19 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.
                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules.
                                                           Page
    1.  Financial Statements:

        Report of Independent Public Accountants             *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1996                                  *
        Consolidated Balance Sheets at December 31,
          1996, 1995 and 1994                                *
        Consolidated Statements of Capitalization at
          December 31, 1996, 1995 and 1994                   *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1996                                  *
        Notes to Consolidated Financial Statements           *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial
        Statements and Notes thereto.)

____________________

* The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 1996 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 1996 is not to be deemed filed as part of this report.

3.  Exhibits:
         3(a)  Composite Certificate of Incorporation of
               the Company, as amended to date, filed as
               Exhibit 3(a) to Form 10-K for the year
               ended December 31, 1994, in File No. 1-3480   *
         3(b)  By-laws of the Company, as amended to date   **
         4(a)  Indenture of Mortgage, dated as of
               May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth
               through Forty-Eighth Supplements thereto
               between the Company and the New York
               Trust Company (The Bank of New York,
               successor Corporate  Trustee) and A. C.
               Downing (W. T. Cunningham, successor
               Co-Trustee), filed as Exhibit 4(a)
               in Registration No. 33-66682; and
               Exhibits 4(e), 4(f) and 4(g)
               in Registration No. 33-53896                  *
         4(b)  Rights Agreement, dated as of
               November 3, 1988, between the Company
               and Norwest Bank Minnesota, N.A.,
               Rights Agent, filed as Exhibit 4(c)
               in Registration No. 33-66682                  *
      + 10(a)  Executive Incentive Compensation Plan        **
      + 10(b)  1992 Key Employee Stock Option Plan,
               filed as Exhibit 10(f) in Registration
               No. 33-66682                                  *
      + 10(c)  Restricted Stock Bonus Plan, filed as
               Exhibit 10(b) in Registration No. 33-66682    *
      + 10(d)  Supplemental Income Security Plan, as
               amended to date                              **
      + 10(e)  Directors' Compensation Policy, filed as
               Exhibit 10(d) in Registration No. 33-66682    *
      + 10(f)  Deferred Compensation Plan for Directors,
               filed as Exhibit 10(e) in Registration
               No. 33-66682                                  *
      + 10(g)  Non-Employee Director Stock Compensation
               Plan, filed as Exhibit 10(g) to Form 10-K
               for the year ended December 31, 1995, in
               File No. 1-3480                               *
        12     Computation of Ratio of Earnings to Fixed
               Charges                                      **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1996                        **
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23(a)  Consent of Independent Public Accountants    **
        23(b)  Consent of Engineer                          **
        23(c)  Consent of Engineer                          **
        27     Financial Data Schedule                      **
____________________
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MDU RESOURCES GROUP, INC.

    Date:   February 28, 1997            By:   /s/ Harold J. Mellen, Jr.
                                               Harold J. Mellen, Jr. (President
                                                  and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                         Title               Date

    /s/ Harold J. Mellen, Jr.             Chief Executive     February 28, 1997
       Harold J. Mellen, Jr.                  Officer
 (President and Chief Executive Officer)   and Director


    /s/ Douglas C. Kane                   Chief Operating     February 28, 1997
Douglas C. Kane (Executive Vice President   Officer and
   and Chief Operating Officer)               Director


    /s/ Warren L. Robinson                Chief Financial     February 28, 1997
Warren L. Robinson (Vice President,           Officer
Treasurer and Chief Financial Officer)


    /s/ Vernon A. Raile                   Chief Accounting    February 28, 1997
 Vernon A. Raile (Vice President,             Officer
Controller and Chief Accounting Officer)


    /s/ John A. Schuchart                    Director         February 28, 1997
John A. Schuchart (Chairman of the Board)


    /s/ San W. Orr, Jr.                      Director         February 28, 1997
San W. Orr, Jr. (Vice Chairman of the Board)


    /s/ Thomas Everist                       Director         February 28, 1997
          Thomas Everist


    /s/ Richard L. Muus                      Director         February 28, 1997
          Richard L. Muus


    /s/ Robert L. Nance                      Director         February 28, 1997
          Robert L. Nance


    /s/ John L. Olson                        Director         February 28, 1997
           John L. Olson


    /s/ Homer A. Scott, Jr.                  Director         February 28, 1997
          Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                    Director         February 28, 1997
          Joseph T. Simmons


    /s/ Sister Thomas Welder                 Director         February 28, 1997
          Sister Thomas Welder