Form 10-Q
period 1997-03-31
MDU RESOURCES GROUP INC
filed 1997-05-15
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED March 31, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997: 28,729,983 shares.


                            INTRODUCTION


    This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

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

    Williston Basin produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and Wyoming and, through its wholly owned subsidiary, Prairielands Energy Marketing, Inc. (Prairielands), seeks new energy markets while continuing to expand present markets for natural gas and propane.

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


                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 1997 and 1996

  Consolidated Balance Sheets --
    March 31, 1997 and 1996, and December 31, 1996

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1997 and 1996

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations


Part II -- Other Information

Signatures

Exhibit Index

Exhibits


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                      1997      1996
                                                 (In thousands, except
                                                   per share amounts)

Operating revenues:
  Electric                                         $37,273   $37,699
  Natural gas                                       60,062    57,032
  Construction materials and mining                 23,003    15,568
  Oil and natural gas production                    19,473    16,230
                                                   139,811   126,529
Operating expenses:
  Fuel and purchased power                          12,179    12,195
  Purchased natural gas sold                        21,027    21,274
  Operation and maintenance                         53,793    43,932
  Depreciation, depletion and amortization          15,669    15,131
  Taxes, other than income                           6,387     5,915
                                                   109,055    98,447
Operating income:
  Electric                                           8,448     8,683
  Natural gas distribution                           7,097     7,543
  Natural gas transmission                           7,414     5,705
  Construction materials and mining                   (689)      334
  Oil and natural gas production                     8,486     5,817
                                                    30,756    28,082

Other income -- net                                    662     1,347
Interest expense                                     7,093     7,012
Costs on natural gas repurchase commitment           1,114     1,428
Income before income taxes                          23,211    20,989
Income taxes                                         8,614     7,854
Net income                                          14,597    13,135
Dividends on preferred stocks                          196       198
Earnings on common stock                           $14,401   $12,937
Earnings per common share                          $   .50   $   .45
Dividends per common share                         $ .2775   $ .2725
Average common shares outstanding                   28,596    28,477


The accompanying notes are an integral part of these consolidated statements.


                        MDU RESOURCES GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                       March 31,  March 31,  December 31,
                                         1997       1996         1996
                                               (In thousands)
ASSETS
Property, plant and equipment:
  Electric                             $ 548,829   $536,829    $546,477
  Natural gas distribution               166,705    161,316     164,843
  Natural gas transmission               280,603    272,430     273,775
  Construction materials and mining      177,043    152,695     173,663
  Oil and natural gas production         218,647    181,303     211,555
                                       1,391,827  1,304,573   1,370,313
  Less accumulated depreciation,
    depletion and amortization           633,829    584,536     617,724
                                         757,998    720,037     752,589
Current assets:
  Cash and cash equivalents               44,541     38,319      47,799
  Receivables                             61,212     63,135      73,187
  Inventories                             22,048     16,661      27,361
  Deferred income taxes                   23,825     36,484      26,011
  Prepayments and other current
    assets                                27,008     10,907      17,300
                                         178,634    165,506     191,658
Natural gas available under
  repurchase commitment                   25,582     70,622      37,233
Investments                               53,495     45,343      53,501
Deferred charges and other assets         47,031     57,991      54,192
                                      $1,062,740 $1,059,499  $1,089,173

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    28,606,128, $3.33 par value at
    March 31, 1997, and 28,476,981,
    $3.33 par value at December 31,
    1996 and March 31, 1996            $  95,258   $ 94,828    $ 94,828
  Other paid in capital                   66,790     64,305      64,305
  Retained earnings                      198,005    183,360     191,541
                                         360,053    342,493     350,674
  Preferred stock subject to mandatory
    redemption requirements                1,800      1,900       1,800
  Preferred stock redeemable at option
    of the Company                        15,000     15,000      15,000
  Long-term debt                         261,287    215,709     280,666
                                         638,140    575,102     648,140

Commitments and contingencies                ---        ---         ---

Current liabilities:
  Short-term borrowings                    1,435        225       3,950
  Accounts payable                        25,677     18,962      31,580
  Taxes payable                           12,221     25,783       8,683
  Other accrued liabilities,
    including reserved revenues          102,222    114,025     100,938
  Dividends payable                        8,133      7,957       8,099
  Long-term debt and preferred
    stock due within one year             11,854     15,837      11,854
                                         161,542    182,789     165,104
Natural gas repurchase commitment         49,412     88,041      66,294

Deferred credits:
  Deferred income taxes                  118,593    117,038     116,208
  Other                                   95,053     96,529      93,427
                                         213,646    213,567     209,635
                                      $1,062,740 $1,059,499  $1,089,173

The accompanying notes are an integral part of these consolidated statements.

                       MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                          1997      1996
                                                          (In thousands)

Operating activities:
  Net income                                            $14,597    $13,135
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization             15,669     15,131
    Deferred income taxes and investment
      tax credit -- net                                   3,135       (538)
    Recovery of deferred natural gas contract
      litigation settlement costs, net of income taxes    1,559      1,780
    Changes in current assets and liabilities --
      Receivables                                        11,975     (1,174)
      Inventories                                         5,313      7,288
      Other current assets                              (10,713)    (4,467)
      Accounts payable                                   (5,903)    (3,299)
      Other current liabilities                          15,181     25,462
    Other noncurrent changes                              2,755        871

  Net cash provided by operating activities              53,568     54,189

Financing activities:
  Net change in short-term borrowings                    (2,515)      (375)
  Issuance of long-term debt                              3,000      1,500
  Repayment of long-term debt                           (22,382)   (24,398)
  Issuance of common stock                                2,916        ---
  Retirement of natural gas repurchase commitment       (27,332)      (159)
  Dividends paid                                         (8,134)    (7,959)

  Net cash used in financing activities                 (54,447)   (31,391)

Investing activities:
  Capital expenditures including acquisition
    of business --
    Electric                                             (2,861)    (2,896)
    Natural gas distribution                             (2,236)    (1,126)
    Natural gas transmission                             (1,506)      (659)
    Construction materials and mining                    (4,944)    (1,182)
    Oil and natural gas production                       (8,184)   (17,180)
                                                        (19,731)   (23,043)
  Net proceeds from sale or disposition of property       2,504      4,193
  Net capital expenditures                              (17,227)   (18,850)
  Sale of natural gas available under repurchase
    commitment                                           14,842        128
  Investments                                                 6        845

  Net cash used in investing activities                  (2,379)   (17,877)

  Increase (decrease) in cash and cash equivalents       (3,258)     4,921
  Cash and cash equivalents -- beginning of year         47,799     33,398

  Cash and cash equivalents -- end of period            $44,541    $38,319


The accompanying notes are an integral part of these consolidated statements.


                         MDU RESOURCES GROUP, INC.
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS

                         March 31, 1997 and 1996
                               (Unaudited)

1.    Basis of presentation

          The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1996 (1996 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 1996 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

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

          In August 1996, the Federal District Court issued its decision finding that Moncrief is entitled to damages for the difference between the price Moncrief would have received under the geographic favored-nations price clause of the contract for the period August 13, 1993, through July 7, 1996, and the actual price received for the gas. The favored-nations price is the highest price paid from time to time under contracts in the same geographic region for natural gas of similar quantity and quality. The Federal District Court reopened the record until October 15, 1996, to receive additional briefs and exhibits on this issue.

          In October 1996, Moncrief submitted its brief claiming damages ranging as high as $22 million under the geographic favored-nations price theory. Williston Basin, in its brief, contended that Moncrief waived its claim for a favored-nations price under an agreement with Williston Basin, and Moncrief's damage claims were calculated utilizing non-comparable contracts. Williston Basin's exhibits show Moncrief's damages should be limited to approximately $800,000 under the geographic favored-nations price theory.

          A hearing on these matters was held on April 7, 1997, and the parties are awaiting the Federal District Court's decision. Williston Basin plans to file for recovery from ratepayers of amounts which may be ultimately due to Moncrief, if any.

      Apache Corporation/Snyder Oil Corporation --

          In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota District Court, Northwest Judicial District, against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers who had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company. Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have recently provided alleged damages under differing theories ranging up to $7.3 million without interest. A motion to intervene in the case by several other producers, all of whom had contracts with Koch but not with Williston Basin, was denied in December 1996. Trial on this matter is scheduled for September 8, 1997.

          In a related matter, on March 14, 1997, a suit was filed by nine other producers, several of whom had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the Company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been specified.

          The above claims in Williston Basin's opinion, are without merit and overstated. If any amounts are ultimately found to be due the plaintiffs, Williston Basin plans to file for recovery from ratepayers.

      Jack J. Grynberg --

          In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. The United States government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Grynberg and declined to intervene in the action, permitting Grynberg to proceed on his own. On March 27, 1997, the U.S. District Court dismissed the suit without prejudice against 53 of the defendants, including Williston Basin, on the grounds that the parties were improperly joined in the suit and that Grynberg's claim of fraud was not specific enough as it related to any individual party to the suit.

      Coal Supply Agreement --

          In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices as may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and are seeking damages in an unspecified amount. In January 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay pending arbitration. In May 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

          In September 1996, the Co-owners notified the Company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. In the alternative, the Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages based upon the difference between the prices that Knife River charged and a "fair and equitable" price, approximately $50 million or more. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

      Environmental Litigation --

          For a description of litigation filed by Unitek Environmental Services, Inc. against Hawaiian Cement, see Note 6 -- Environmental matters.

4.    Regulatory matters and revenues subject to refund

          Williston Basin has pending with the Federal Energy Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In July 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. In August 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates which went into effect on September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order. In July 1996, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request. A hearing was held in August 1996, and this matter is currently pending before the FERC. In addition, Williston Basin has appealed certain issues contained in the FERC's orders to the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court).

          On February 3, 1997, Williston Basin filed briefs with the D.C. Circuit Court related to its appeal of orders which had been received from the FERC beginning in May 1993, regarding the appropriate selling price of certain natural gas in underground storage which was determined to be excess upon Williston Basin's implementation of Order
      636. The FERC ordered that the gas be offered for sale to Williston Basin's customers at its original cost. Williston Basin requested rehearing of this matter on the grounds that the FERC's order constituted a confiscation of its assets, which request was subsequently denied by the FERC. Williston Basin believes that it should be allowed to sell this natural gas at its fair value and retain any profits resulting from such sales since its ratepayers had never paid for the natural gas. Oral arguments on this matter before the D.C. Circuit Court were held on May 9, 1997.

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

5.    Natural gas repurchase commitment

          The Company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 3 of its 1996 Annual Report. As part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the Settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas.

          The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court. In December 1996, the D.C. Circuit Court issued its order ruling that the FERC's actions in allocating costs to the Frontier gas were appropriate. Williston Basin is awaiting a final order from the FERC.

          Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through the second quarter of 1996, 17.8 MMdk of this natural gas had been sold. However, in the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and natural gas sales occurring at that time, wrote down the remaining 43.0 MMdk of this gas to its then current market value. The value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at then current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The recognition of the then current market value of this natural gas facilitated the sale by Williston Basin of 18.8 MMdk from the date of the write-down through March 31, 1997, and should allow Williston Basin to market the remaining 24.2 MMdk on a sustained basis enabling Williston Basin to liquidate this asset over approximately the next four years.

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

          In September 1995, Unitek Environmental Services, Inc. and Unitek Solvent Services, Inc. (Unitek) filed a complaint against Hawaiian Cement in the United States District Court for the District of Hawaii (District Court) alleging that dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii (Plant) violated the Hawaii State Implementation Plan (SIP) of the U.S. Clean Air Act (Clean Air Act), constituted a continual nuisance and trespass on the plaintiff's property, and that Hawaiian Cement's conduct warranted the award of punitive damages. Hawaiian Cement is a Hawaiian general partnership whose general partners (with joint and several liability) are Knife River Hawaii, Inc., an indirect wholly owned subsidiary of the Company, and Adelaide Brighton Cement (Hawaii), Inc. Unitek sought civil penalties under the Clean Air Act (as described below), and up to $20 million in damages for various claims (as described above).

          In August 1996, the District Court issued an order granting Plaintiffs' motion for partial summary judgment relating to the Clean Air Act, indicating that it would issue an injunction shortly. The issue of civil penalties under the Clean Air Act was reserved for further hearing at a later date, and Unitek's claims for damages were not addressed by the District Court at such time.

          In September 1996, Unitek and Hawaiian Cement reached a settlement which resolved all claims except as to Clean Air Act penalties. Based on a joint petition filed by Unitek and Hawaiian Cement, the District Court stayed the proceeding and the issuance of an injunction while the parties continued to negotiate the remaining Clean Air Act claims.

          In May 1996, the EPA issued a Notice of Violation (NOV) to Hawaiian Cement. The NOV stated that dust emissions from the Plant violated the SIP. Under the Clean Air Act, the EPA has the authority to issue an order requiring compliance with the SIP, issue an administrative order requiring the payment of penalties of up to $25,000 per day per violation (not to exceed $200,000), or bring a civil action for penalties of not more than $25,000 per day per violation and/or bring a civil action for injunctive relief.

          On April 7, 1997, a settlement resolving the remaining Clean Air Act claims and the EPA's NOV issued in May 1996, was reached by Hawaiian Cement, the EPA and Unitek. This settlement is subject to public comment and the approval of the District Court.

          If the District Court approves the April 1997 settlement, the total costs relating to both the September 1996 and April 1997 settlements are not expected to have a material effect on the Company's results of operations.

7.    Cash flow information

          Cash expenditures for interest and income taxes were as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    1997        1996
                                                     (In thousands)

      Interest, net of amount capitalized         $3,918      $7,221
      Income taxes                                $  429      $1,645



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                                      Three Months
                                                         Ended
                                                       March 31,
Business                                            1997      1996
Electric                                            $3.4      $3.7
Natural gas distribution                             3.8       3.9
Natural gas transmission                             2.5       1.6
Construction materials and mining                    (.2)       .5
Oil and natural gas production                       4.9       3.2
Earnings on common stock                           $14.4     $12.9

Earnings per common share                          $ .50     $ .45

Return on average common equity for the
  12 months ended                                  13.2%     13.1%

     Earnings for the quarter ended March 31, 1997, were up $1.5 million from the comparable period a year ago due primarily to higher oil and natural gas prices at the oil and natural gas production businesses. Increased volumes transported at higher average rates and increased natural gas production and prices at the natural gas transmission business further improved earnings. Decreased retail sales at the electric and natural gas distribution businesses, primarily the result of 9 percent warmer weather than the comparable period a year ago, partially offset the increase in earnings. In addition, increased operating costs at the natural gas transmission and oil and natural gas production businesses somewhat offset the earnings improvement. The effects of normal seasonal slowdowns experienced at Baldwin Contracting Company, Inc. (Baldwin), acquired in April 1996, decreased income at Hawaiian Cement and higher acquisition-related interest expense at the construction materials and mining business also somewhat offset the earnings increase.

                     ________________________________


     Reference should be made to Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

     The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for 1996 to conform to the 1997 presentation. Such reclassifications had no effect on net income or common stockholder's investment as previously reported.

Montana-Dakota -- Electric Operations

                                                       Three Months
                                                          Ended
                                                        March 31,
                                                    1997        1996
Operating revenues:
  Retail sales                                      34.2      $ 34.3
  Sales for resale and other                         3.1         3.4
                                                    37.3        37.7
Operating expenses:
  Fuel and purchased power                          12.2        12.2
  Operation and maintenance                         10.4        10.8
  Depreciation, depletion and amortization           4.4         4.2
  Taxes, other than income                           1.8         1.8
                                                    28.8        29.0

Operating income                                     8.5         8.7

Retail sales (kWh)                                 543.6       561.1
Sales for resale (kWh)                             114.9       159.2
Average cost of fuel and
  purchased power per kWh                         $ .017      $ .016

Montana-Dakota -- Natural Gas Distribution Operations

                                                       Three Months
                                                          Ended
                                                        March 31,
                                                    1997        1996
Operating revenues:
  Sales                                            $55.5       $63.3
  Transportation and other                           1.1         1.0
                                                    56.6        64.3
Operating expenses:
  Purchased natural gas sold                        38.5        45.7
  Operation and maintenance                          8.1         8.3
  Depreciation, depletion and amortization           1.8         1.8
  Taxes, other than income                           1.1         1.0
                                                    49.5        56.8

Operating income                                     7.1         7.5

Volumes (dk):
  Sales                                             15.1        16.4
  Transportation                                     2.9         2.6
Total throughput                                    18.0        19.0

Degree days (% of normal)                           101%        112%
Average cost of natural gas, including
  transportation, per dk                          $ 2.53      $ 2.79

Williston Basin -- Natural Gas Transmission Operations

                                                       Three Months
                                                          Ended
                                                        March 31,
                                                    1997*       1996
Operating revenues:
  Transportation                                  $ 15.1**    $ 14.1**
  Storage                                            2.6         2.9
  Energy marketing                                   5.6         ---
  Natural gas production and other                   2.4         1.6
                                                    25.7        18.6
Operating expenses:
  Purchased gas sold                                 4.1         ---
  Operation and maintenance                         10.9**      10.0**
  Depreciation, depletion and amortization           1.8         1.7
  Taxes, other than income                           1.5         1.2
                                                    18.3        12.9

Operating income                                     7.4         5.7

Volumes (dk):
  Transportation--
    Montana-Dakota                                   8.8        13.4
    Other                                           12.4         7.1
                                                    21.2        20.5

  Produced (Mdk)                                   1,757       1,387

 * Effective January 1, 1997, Prairielands became a wholly owned subsidiary of Williston Basin.
       Consolidated financial results are presented for 1997. In 1996, Prairielands' financial results were included with the natural gas distribution business.

**     Includes amortization and related recovery of
       deferred natural gas contract buy-out/buy-down
       and gas supply realignment costs           $  2.5      $  2.8

Knife River -- Construction Materials and Mining Operations***

                                                       Three Months
                                                          Ended
                                                        March 31,
                                                    1997        1996
Operating revenues:
  Construction materials                          $ 14.2      $  6.4
  Coal                                               8.8         9.2
                                                    23.0        15.6
Operating expenses:
  Operation and maintenance                         20.8        12.7
  Depreciation, depletion and amortization           2.0         1.5
  Taxes, other than income                            .9         1.0
                                                    23.7        15.2

Operating income                                     (.7)         .4

Sales (000's):
  Aggregates (tons)                                  584         231
  Asphalt (tons)                                      54          17
  Ready-mixed concrete (cubic yards)                  68          43
  Coal (tons)                                        774         826

*** Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995, and is accounted for under the equity method.

Fidelity Oil -- Oil and Natural Gas Production Operations

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                    1997        1996
Operating revenues:
  Oil                                              $10.0       $ 8.3
  Natural gas                                        9.5         7.9
                                                    19.5        16.2
Operating expenses:
  Operation and maintenance                          4.1         3.6
  Depreciation, depletion and amortization           5.7         6.0
  Taxes, other than income                           1.2          .8
                                                    11.0        10.4

Operating income                                     8.5         5.8

Production (000's):
  Oil (barrels)                                      520         509
  Natural gas (Mcf)                                3,421       3,506

Average sales price:
  Oil (per barrel)                                $19.24      $16.22
  Natural gas (per Mcf)                             2.77        2.25

     Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended March 31, 1997 and 1996

Montana-Dakota -- Electric Operations
     Operating income at the electric business decreased primarily due to lower operating revenue resulting from decreased sales to both retail and wholesale markets. Retail sales to all customers declined due to warmer winter weather than a year ago. Sales for resale volumes decreased due to weak market conditions combined with reduced generating station availability but were largely offset by higher average realized rates. Increased rates in Wyoming reflecting recovery of costs associated with a new power supply contract with Black Hills Power and Light beginning January 1, 1997, partially offset the decrease in operating revenue. The lower volumes sold resulted in decreased fuel and purchased power costs, however, higher purchased power demand charges offset the decline. The increase in demand charges is related to the aforementioned new power supply contract and the purchase of an additional five megawatts of capacity under an existing participation power contract beginning in May 1996. Lower operation expenses, primarily resulting from lower distribution and payroll-related costs, partially offset by higher depreciation expense due to an increase in depreciable plant, somewhat offset the operating income decline.

     Earnings for the electric business decreased due to the operating income decline.

Montana-Dakota -- Natural Gas Distribution Operations

     Operating income decreased at the natural gas distribution business due to a decline in sales revenue. Reduced weather-related sales of 1.2 million decatherms, the result of warmer weather, and the pass-through of lower average natural gas costs were the principal factors contributing to the sales revenue decline. A general rate increase placed into effect in Montana in May 1996, partially offset the sales revenue decline. Decreased operations expense due to lower payroll-related costs partially offset the operating income decline.

     Natural gas distribution earnings decreased slightly due to the aforementioned decrease in operating income. Decreased interest expense and increased return on gas in storage and prepaid demand balances (included in Other income -- net) partially offset the earning decline. The decrease in interest expense resulted from lower average long-term debt balances due to 1996 debt retirements and reduced carrying costs on natural gas costs refundable through rate adjustments, due to lower refundable balances.

Williston Basin -- Natural Gas Transmission Operations

     Operating income at the natural gas transmission business increased primarily due to improvements in both transportation and natural gas production revenues. The transportation revenue gain resulted largely from higher average rates due to changes in transportation mix and increased volumes transported. Higher transportation to off-system markets, primarily resulting from sales of natural gas held under the repurchase commitment, somewhat offset by decreased on-system transportation, was largely responsible for the transportation volume improvement. Increased discounting of certain transportation services somewhat offset the transportation revenue increase. The increase in energy marketing revenue, and the related increase in purchased natural gas sold, results from the acquisition of Prairielands effective January 1, 1997. The increase in natural gas production revenue resulted from both higher volumes produced and increased prices. Decreased storage revenues due to lower withdrawals by interruptible storage customers partially offset the increase in operating income. Operation expenses increased primarily due to higher production royalties while taxes other than income increased due to increased production taxes both somewhat offsetting the operating income improvement.

     Earnings for this business increased due to the operating income improvement and decreased carrying costs on natural gas held under the repurchase commitment stemming from lower borrowings. Higher company production refund accruals (included in Other income -- net) partially offset the earnings improvement.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

     Construction materials operating income decreased $583,000 largely due to normal seasonal losses realized in 1997 by Baldwin which was first acquired in April 1996. The increase in operation and maintenance and depreciation expenses was due to expenses associated with the Baldwin acquisition, and the Medford Ready Mix, Inc. (Medford) and Orland Asphalt acquisitions in June 1996 and February 1997, respectively. Operation and maintenance expenses also increased at the other construction materials operations due to higher aggregate and ready-mixed concrete volumes sold and the timing of equipment maintenance this period compared to the same period a year ago. Revenues increased due to the above acquisitions and higher aggregate and ready-mixed concrete sales, somewhat offset by lower construction revenues due to weather-related delays.

Coal Operations --

     Operating income for the coal operations decreased $440,000 primarily due to decreased revenues resulting from lower sales. The sales decline stems from reduced demand by electric generating stations at the Beulah Mine. Higher average sales prices due to price increases at the Beulah Mine partially offset the decreased coal revenues. Operation expenses increased due to higher general and administrative costs but were largely offset by volume-related cost decreases, also adding to the operating income decline.

Consolidated --

     Earnings declined due to decreased operating income at both the construction materials and coal businesses. Decreased income from Hawaiian Cement (included in Other income -- net) due to above normal rainfall which slowed construction activity also added to the earnings decline. In addition, higher interest expense resulting mainly from increased long-term debt due to the acquisition of Baldwin, Medford and Orland Asphalt also added to the decrease in earnings.

Fidelity Oil -- Oil and Natural Gas Production Operations

     Operating income for the oil and natural gas production business increased primarily as a result of higher oil and natural gas revenues. Increased oil revenue resulted from a $1.4 million improvement due to higher average prices and a $209,000 increase due to greater production. The increase in natural gas revenue was due to a $1.8 million increase arising from higher prices partially offset by a $235,000 decline due to lower production. Decreased depreciation, depletion and amortization, the result of lower average rates, also added to the increase in operating income. Increased operation and maintenance expenses, primarily higher average costs associated with onshore properties, and higher taxes other than income, mainly increased production taxes resulting from higher commodity prices, both partially offset the operating income improvement.

     Earnings for this business unit increased due to the operating income improvement.

Safe Harbor for Forward-Looking Statements

     The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

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

Regulated Operations --

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

Non-regulated Operations --

     Certain important factors which could cause actual results or outcomes for the Company and all or certain of its non-regulated operations to differ materially from those discussed in forwardlooking statements include the level of governmental expenditures on public projects and project schedules, changes in anticipated tourism levels, competition from other suppliers, oil and natural gas commodity prices, drilling successes in oil and natural gas operations, ability to acquire oil and natural gas properties, and the availability of economic expansion or development opportunities.

Factors Common to Regulated and Non-Regulated Operations --

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

Prospective Information

     In February 1997, Baldwin, a subsidiary of KRC Holdings purchased the physical assets of Orland Asphalt located in Orland, California, including a hot-mix plant and aggregate reserves. Orland Asphalt will be combined with and operated as part of Baldwin.

     Knife River continues to seek additional growth opportunities. These include the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 for 1997 annual reporting, and the adoption is not expected to have a material affect on the Company's financial position or results of operations.

     In April 1997, the Montana legislature passed an electric industry restructuring bill and a natural gas industry restructuring bill. The electric bill provides for full customer choice by July 1, 2002, stranded cost recovery and other provisions. Based on the provisions of the electric bill, because the Company's utility division operates in more than one state, it has the option of deferring transition to full customer choice until 2006. However, Montana-Dakota will be required to develop a Universal System Benefits Program to begin in 1999. The Universal System Benefits Programs are established to ensure continued funding of and new expenditures for energy conservation, renewable resource projects and low-income energy
assistance.   The costs of the Universal System Benefits Program will
be fully recoverable from Montana-Dakota's customers.   In addition,
Montana-Dakota will be required to enter into service area agreements with rural electric cooperatives that identify the geographical areas to be exclusively served by each utility in communities with populations greater than 3,500 people. Three communities currently served by Montana-Dakota fall into this category. While the natural gas bill is voluntary as to full customer choice, Montana-Dakota is required to develop a Universal System Benefits Program and, as in the electric bill, the costs of this program are fully recoverable from customers. Montana-Dakota believes this legislation will have no immediate effect on operations. Nevertheless, Montana-Dakota is continuing to take steps to effectively operate in an increasingly competitive environment. See Items 1 and 2 in the 1996 Annual Report on Form 10-K for a further discussion on the effects of retail competition.

Liquidity and Capital Commitments

     Montana-Dakota's net capital needs for 1997 are estimated at $26.1 million for net capital expenditures and $11.4 million for the retirement of long-term securities. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its net capital expenditures and securities retirements from internal sources, through the use of its $30 million revolving credit and term loan agreement, $20 million of which was outstanding at March 31, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

     Williston Basin's 1997 net capital needs are estimated at $12.7 million for net capital expenditures and $454,000 for the retirement of long-term securities. Williston Basin expects to meet its net capital expenditures and securities retirements for 1997 with a combination of internally generated funds, short-term lines of credit aggregating $40.4 million, $875,000 of which was outstanding at March 31, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions.

     Knife River's 1997 net capital expenditures are estimated at $34.2 million, including those expended for the acquisition of Orland Asphalt, as previously discussed. It is anticipated that these net capital expenditures will be met through funds generated from internal sources, short-term lines of credit aggregating $11 million, $560,000 of which was outstanding at March 31, 1997, a revolving credit agreement of $55 million, $50 million of which was outstanding at March 31, 1997, and the issuance of long-term debt and the Company's equity securities.

     Fidelity Oil's 1997 net capital expenditures related to its oil and natural gas acquisition, development and exploration program are estimated at $50 million. It is anticipated that Fidelity's 1997 net capital expenditures will be met from internal sources and existing long-term credit facilities. Fidelity's borrowing base, which is based on total proved reserves, is currently $65 million. This consists of $20 million of issued notes, $10 million in an uncommitted note shelf facility, and a $35 million revolving line of credit, $5.8 million of which was outstanding at March 31, 1997.

     The Company utilizes its short-term lines of credit aggregating $40 million, none of which was outstanding on March 31, 1997, and its $30 million revolving credit and term loan agreement, $20 million of which was outstanding at March 31, 1997, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing.

     The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 1997, the Company could have issued approximately $250 million of additional first mortgage bonds.

     The Company's coverage of combined fixed charges and preferred dividends was 2.74 and 2.67 times for the twelve months ended March 31, 1997, and December 31, 1996, respectively. Additionally, the Company's first mortgage bond interest coverage was 5.4 times for both the twelve months ended March 31, 1997, and December 31, 1996. Common stockholders' investment as a percent of total capitalization was 56% and 54% at March 31, 1997, and December 31, 1996, respectively.

                        PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On March 14, 1997, a suit was filed by nine oil and natural gas producers against Koch, Williston Basin and the Company claiming they are entitled to damages for the breach of Williston Basin's and the Company's natural gas purchase contract with Koch. For more information on this legal action, see Note 3 of Notes to Consolidated Financial Statements.

            On March 27, 1997, the U.S. District Court dismissed Grynberg's suit without prejudice against 53 of the defendants, including Williston Basin, on the grounds that the parties were improperly joined in the suit and that Grynberg's claim of fraud was not specific enough as it related to any individual party to the suit. For more information on this legal action, see Note 3 of Notes to Consolidated Financial Statements.

            On April 7, 1997, a settlement resolving the remaining Clean Air Act claims and the EPA's NOV issued in May 1996, was reached by Hawaiian Cement, the EPA and Unitek. This settlement is subject to public comment and the approval of the District Court. For more information on this legal action, see Note 6 of Notes to Consolidated Financial Statements.

ITEM 4.     RESULTS OF VOTES OF SECURITY HOLDERS

            The Company's Annual Meeting of Stockholders was held on April 22, 1997. Three proposals were submitted to stockholders as described in the Company's Proxy Statement dated March 3, 1997, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.

                                                Shares
                                                Against
                                     Shares        or                 Broker
                                       For      Withheld Abstentions Non-Votes
Proposal to elect five directors:

  For a term expiring in 1999--
      John A. Schuchart             24,679,847   732,907     ---      ---

  For terms expiring in 2000--
      San W. Orr, Jr.               24,732,221   680,533     ---      ---
      Harry J. Pearce               24,684,037   728,717     ---      ---
      Homer A. Scott, Jr.           24,600,460   812,294     ---      ---
      Sister Thomas Welder, O.S.B.  24,580,908   831,846     ---      ---

Proposal to approve 1997
  Non-Employee Director
  Long-Term Incentive Plan          20,197,068  4,279,030  936,656    ---

Proposal to approve 1997
  Executive Long-Term
  Incentive Plan                    20,241,896  4,219,107  951,751    ---


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits

               (12) Computation of Ratio of Earnings to Combined
                    Fixed Charges and Preferred Dividends
               (27) Financial Data Schedule

            b) Reports on Form 8-K

               None.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MDU RESOURCES GROUP, INC.




DATE   May 15, 1997               BY   /s/ Warren L. Robinson
                                      Warren L. Robinson
                                      Vice President, Treasurer
                                        and Chief Financial Officer



                                       /s/ Vernon A. Raile
                                      Vernon A. Raile
                                      Vice President, Controller and
                                        Chief Accounting Officer



                            EXHIBIT INDEX





Exhibit No.


(12)  Computation of Ratio of Earnings to Combined
      Fixed Charges and Preferred Dividends

(27)  Financial Data Schedule