Form 10-Q
period 1997-06-30
MDU RESOURCES GROUP INC
filed 1997-08-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months
    (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997:
    29,049,725 shares.

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

         The Company, through its wholly owned subsidiary, Centennial Energy Holdings, (Centennial), owns Williston Basin Interstate Pipeline Company (Williston Basin), Knife River Corporation (Knife River), the Fidelity Oil Group (Fidelity Oil) and Utility Services, Inc. (Utility Services).

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

         Utility Services, through its wholly owned subsidiaries, International Line Builders, Inc. and High Line Equipment, Inc., installs and repairs electric transmission and distribution lines in the western United States and Hawaii and provides related construction supplies and equipment.


                              INDEX





Part I -- Financial Information
   Consolidated Statements of Income --
          Three and Six Months Ended June 30, 1997 and 1996

   Consolidated Balance Sheets --
          June 30, 1997 and 1996, and December 31, 1996

   Consolidated Statements of Cash Flows --
          Six Months Ended June 30, 1997 and 1996

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

Exhibits

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                      Three Months        Six Months
                                          Ended              Ended
                                         June 30,           June 30,
                                       1997    1996       1997   1996
                                 (In thousands, except per share amounts)

Operating revenues:
  Electric                          $31,770 $31,108     $69,043 $68,807
  Natural gas                        42,379  32,141     102,442  89,173
  Construction materials and mining  35,081  29,845      58,084  45,413
  Oil and natural gas production     16,150  17,119      35,623  33,349
                                    125,380 110,213     265,192 236,742
Operating expenses:
  Fuel and purchased power           10,221  10,021      22,399  22,216
  Purchased natural gas sold         16,090   6,069      37,118  27,343
  Operation and maintenance          60,876  52,913     114,670  96,845
  Depreciation, depletion and
    amortization                     14,406  15,540      30,075  30,671
  Taxes, other than income            5,339   5,469      11,726  11,384
                                    106,932  90,012     215,988 188,459
Operating income:
  Electric                            4,268   5,287      12,716  13,970
  Natural gas distribution              (53)   (348)      7,045   7,195
  Natural gas transmission            7,177   6,141      14,590  11,846
  Construction materials and mining   1,708   3,391       1,019   3,725
  Oil and natural gas production      5,348   5,730      13,834  11,547
                                     18,448  20,201      49,204  48,283

Other income -- net                   2,048   1,694       2,709   3,041
Interest expense                      7,041   6,727      14,133  13,739
Costs on natural gas repurchase
  commitment                             21   1,411       1,135   2,839
Income before income taxes           13,434  13,757      36,645  34,746
Income taxes                          4,693   5,157      13,308  13,011
Net income                            8,741   8,600      23,337  21,735
Dividends on preferred stocks           196     197         391     395
Earnings on common stock            $ 8,545  $8,403     $22,946 $21,340
Earnings per common share           $   .30  $  .30     $   .80 $   .75
Dividends per common share          $ .2775  $.2725     $ .5550 $ .5450
Average common shares outstanding    28,736  28,477      28,666  28,477




The accompanying notes are an integral part of these consolidated statements.

                         MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                      June 30,     June 30,  December 31,
                                        1997         1996        1996
                                                (In thousands)
ASSETS
Property, plant and equipment:
  Electric                            $552,636    $ 540,322    $546,477
  Natural gas distribution             167,464      162,114     164,843
  Natural gas transmission             281,205      266,914     273,775
  Construction materials and mining    180,658      172,589     173,663
  Oil and natural gas production       224,381      200,992     211,555
                                     1,406,344    1,342,931   1,370,313
  Less accumulated depreciation,
    depletion and amortization         645,086      594,353     617,724
                                       761,258      748,578     752,589
Current assets:
  Cash and cash equivalents             31,514       27,857      47,799
  Receivables                           58,697       51,741      73,187
  Inventories                           28,003       24,118      27,361
  Deferred income taxes                 23,375       31,131      26,011
  Prepayments and other current
    assets                              25,480       11,469      17,300
                                       167,069      146,316     191,658
Natural gas available under
  repurchase commitment                 20,269       70,301      37,233
Investments                             54,216       50,347      53,501
Deferred charges and other assets       43,570       58,754      54,192
                                    $1,046,382   $1,074,296  $1,089,173

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock(Shares outstanding
  -- 28,747,683, $3.33 par value
  at June 30, 1997, and 28,476,981,
  $3.33 par value at December 31,
  1996 and June 30, 1996              $ 95,730    $  94,828    $ 94,828
  Other paid in capital                 69,386       64,305      64,305
  Retained earnings                    198,572      184,003     191,541
                                       363,688      343,136     350,674
  Preferred stock subject to
    mandatory redemption
    requirements                         1,800        1,900       1,800
  Preferred stock redeemable at
    option of the Company               15,000       15,000      15,000
  Long-term debt                       258,306      242,710     280,666
                                       638,794      602,746     648,140

Commitments and contingencies              ---          ---         ---

Current liabilities:
  Short-term borrowings                  7,675        3,637       3,950
  Accounts payable                      31,216       23,327      31,580
  Taxes payable                          3,379       19,236       8,683
  Other accrued liabilities,
    including reserved revenues         97,032      100,763     100,938
  Dividends payable                      8,173        7,957       8,099
  Long-term debt and preferred
    stock due within one year            6,854       15,837      11,854
                                       154,329      170,757     165,104
Natural gas repurchase commitment       40,414       87,640      66,294

Deferred credits:
  Deferred income taxes                119,299      118,942     116,208
  Other                                 93,546       94,211      93,427
                                       212,845      213,153     209,635
                                    $1,046,382   $1,074,296  $1,089,173

The accompanying notes are an integral part of these consolidated statements.

                             MDU RESOURCES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                          1997     1996
                                                          (In thousands)

Operating activities:
  Net income                                            $23,337  $21,735
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization             30,075   30,671
    Deferred income taxes and investment tax
      credit -- net                                       4,444    2,086
    Recovery of deferred natural gas contract litigation
      settlement costs, net of income taxes               2,890    3,305
    Changes in current assets and liabilities --
      Receivables                                        14,490   10,220
      Inventories                                          (642)    (169)
      Other current assets                               (9,913)     324
      Accounts payable                                     (364)   1,066
      Other current liabilities                           1,877    5,653
    Other noncurrent changes                              2,743   (4,416)

  Net cash provided by operating activities              68,937   70,475

Financing activities:
  Net change in short-term borrowings                     3,725    3,037
  Issuance of long-term debt                                ---   48,600
  Repayment of long-term debt                           (27,365) (44,529)
  Issuance of common stock                                5,983      ---
  Retirement of natural gas repurchase commitment       (37,018)    (560)
  Dividends paid                                        (16,306) (15,916)

  Net cash used in financing activities                 (70,981)  (9,368)

Investing activities:
  Capital expenditures including acquisition
    of business --
    Electric                                             (7,098)  (7,176)
    Natural gas distribution                             (4,007)  (2,467)
    Natural gas transmission                             (3,935)  (2,618)
    Construction materials and mining                    (8,647) (21,570)
    Oil and natural gas production                      (14,061) (38,837)
                                                        (37,748) (72,668)
  Net proceeds from sale or disposition of property       2,889    9,730
  Net capital expenditures                              (34,859) (62,938)
  Sale of natural gas available under repurchase
    commitment                                           21,333      449
  Investments                                              (715)  (4,159)

  Net cash used in investing activities                 (14,241) (66,648)

  Decrease in cash and cash equivalents                 (16,285)  (5,541)
  Cash and cash equivalents -- beginning of year         47,799   33,398

  Cash and cash equivalents -- end of period            $31,514  $27,857



The accompanying notes are an integral part of these consolidated statements.

                            MDU RESOURCES GROUP, INC.
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                            June 30, 1997 and 1996
                                 (Unaudited)

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

       On June 26, 1997, the Federal District Court issued its order awarding Moncrief damages of approximately $15.6 million. On July 25, 1997, the Federal District Court issued an order limiting Moncrief's reimbursable costs to post-judgment interest, instead of both pre- and post-judgement interest as Moncrief had sought. Williston Basin believes that it is entitled to recover from ratepayers virtually all of the costs that were incurred, as a result of these orders, as gas supply realignment transition costs pursuant to the provisions of the Federal Energy Regulatory Commission's (FERC) Order 636. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

    Apache Corporation/Snyder Oil Corporation --

       In December 1993, Apache Corporation (Apache) and Snyder
    Oil Corporation (Snyder) filed suit in North Dakota District Court, Northwest Judicial District, against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers who had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company. Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have recently provided alleged damages under differing theories ranging up to $6.2 million without interest. A motion to intervene in the case by several other producers, all of whom had contracts with Koch but not with Williston Basin, was denied in December 1996. Trial on this matter is scheduled for September 8, 1997.

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

    Coal Supply Agreement --

       In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote Station, against the Company and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices that may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and are seeking damages in an unspecified amount.
    In January 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay pending arbitration. In May 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

       In September 1996, the Co-owners notified the Company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association
    (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By order dated April 25, 1997, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages based upon the difference between the prices that Knife River charged and a "fair and equitable" price, approximately $50 million or more. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. By letter dated May 14, 1997, Knife River requested permission to move for summary judgement which permission was granted by the arbitration panel over objections of the Co-owners. Knife River filed its summary judgement motion on July 21, 1997. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

    Environmental Litigation --

       For a description of litigation filed by Unitek
    Environmental Services, Inc. against Hawaiian Cement, see Note 6 -- Environmental matters.

4.  Regulatory matters and revenues subject to refund

       Williston Basin has pending with the Federal Energy Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In July 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. In August 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates which went into effect on September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order. In July 1996, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request. The FERC also remanded the issue of return on equity for further hearings. A hearing on this matter was held in August 1996. Williston Basin also appealed certain issues contained in the FERC's orders to the U. S. Court of Appeals for the D. C. Circuit (D. C. Circuit Court). On May 9, 1997, the D. C. Circuit Court dismissed Williston Basin's petition for rehearing without prejudice to refiling the petition at the completion of the rehearing process before the FERC. On June 11, 1997, the FERC issued an order on the issue of return on equity. In its order, the FERC changed its prior position and determined to use the long-term growth rate for the economy as a whole as measured by the gross domestic product in determining return on equity. As a result, the FERC found Williston Basin's allowed return on equity should be 11.73 percent instead of the 12.20 percent previously authorized. On July 11, 1997, Williston Basin requested rehearing of the FERC's determination relative to return on equity. A compliance filing was made on July 25, 1997, pursuant to the FERC's June 11, 1997 order.

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

       On February 3, 1997, Williston Basin filed briefs with the D.C. Circuit Court related to its appeal of orders which had been received from the FERC beginning in May 1993, regarding the appropriate selling price of certain natural gas in underground storage which was determined to be excess upon Williston Basin's implementation of Order 636. The FERC ordered that the gas be offered for sale to Williston Basin's customers at its original cost. Williston Basin requested rehearing of this matter on the grounds that the FERC's order constituted a confiscation of its assets, which request was subsequently denied by the FERC. Oral arguments on this matter before the D.C. Circuit Court were held on May 9, 1997. On June 20, 1997, the D.C. Circuit Court issued its opinion affirming the FERC's previous orders issued on this matter.

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

       Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through the second quarter of 1996, 17.8 MMdk of this natural gas had been sold. However, in the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and natural gas sales occurring at that time, wrote down the remaining 43.0 MMdk of this gas to its then current market value. The value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at then current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The recognition of the then current market value of this natural gas facilitated the sale by Williston Basin of 23.2 MMdk from the date of the write-down through June 30, 1997, and should allow Williston Basin to market the remaining 19.8 MMdk on a sustained basis enabling Williston Basin to liquidate this asset over approximately the next four years.

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

       In September 1995, Unitek Environmental Services, Inc. and Unitek Solvent Services, Inc. (Unitek) filed a complaint against Hawaiian Cement in the United States District Court for the District of Hawaii (District Court) alleging that dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii (Plant) violated the Hawaii State Implementation Plan (SIP) of the U.S. Clean Air Act (Clean Air
    Act), constituted a continual nuisance and trespass on the plaintiff's property, and that Hawaiian Cement's conduct warranted the award of punitive damages. Hawaiian Cement is a Hawaiian general partnership whose general partners are Knife River Hawaii, Inc. and Knife River Dakota, Inc., indirect wholly owned subsidiaries of the Company. Knife River Dakota, Inc. purchased its partnership interest from Adelaide Brighton Cement (Hawaii), Inc. on July 31, 1997. Unitek sought civil penalties under the Clean Air Act (as described below), and up to $20 million in damages for various claims (as described above).

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

7.  Cash flow information

       Cash expenditures for interest and income taxes were as
    follows:
                                               Three Months Ended
                                                     June 30,
                                                 1997       1996
                                                 (In thousands)

   Interest, net of amount capitalized         $12,384    $12,493
   Income taxes                                $12,435    $10,754

8. Derivatives

       The Company, in connection with the operations of Montana-Dakota, Williston Basin and Fidelity Oil, has entered into certain price swap and collar agreements (hedge agreements) to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. These hedge agreements are not held for trading purposes. The hedge agreements call for the Company to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the hedge agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX or Colorado Interstate Gas Index. The Company believes that there is a high degree of correlation because the timing of purchases and production and the hedge agreements are closely matched, and hedge prices are established in the areas of the Company's operations. Amounts payable or receivable on hedge agreements are matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty. The amounts payable or receivable are offset by corresponding increases and decreases in the value of the underlying commodity transactions.

       Williston Basin and Knife River have entered into interest rate swap agreements to manage a portion of their interest rate exposure on a natural gas repurchase commitment and long-term debt, respectively. These interest rate swap agreements are not held for trading purposes. The interest rate swap agreements call for the Company to receive quarterly payments from or make payments to counterparties based upon the difference between fixed and variable rates as specified by the interest rate swap agreements. The variable prices are based on the three-month floating London Interbank Offered Rate. Settlement amounts payable or receivable under these interest rate swap agreements are recorded in "Interest expense" for Knife River and "Costs on natural gas repurchase commitment" for Williston Basin on the Consolidated Statements of Income in the accounting period they are incurred. The amounts payable or receivable are offset by interest on the related debt instruments.

       The Company's policy prohibits the use of derivative instruments for trading purposes and the Company has procedures in place to monitor their use. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

       The fair value of these derivative financial instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the Company's financial statements. Favorable and unfavorable positions related to oil and natural gas hedge agreements will be offset by corresponding increases and decreases in the value of the underlying commodity transactions. Favorable and unfavorable positions on interest rate swap agreements will be offset by interest on the related debt instruments. In the event a hedge agreement does not qualify for hedge accounting or when the underlying commodity transaction or related debt instrument matures, is sold, is extinguished, or is terminated, the current favorable or unfavorable position on the open contract would be included in results of operations. The Company's policy requires approval to terminate a hedge agreement prior to its original maturity. In the event a hedge agreement is terminated, the realized gain or loss at the time of termination would be deferred until the underlying commodity transaction or related debt instrument is sold or matures and would be offset by corresponding increases or decreases in the value of the underlying commodity transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

    The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                Three Months       Six Months
                                    Ended             Ended
                                   June 30,          June 30,
Business                         1997     1996     1997     1996
Electric                       $   .9   $  1.6  $   4.3  $   5.3
Natural gas distribution          (.5)     (.5)     3.3      3.4
Natural gas transmission          3.5      1.9      6.0      3.5
Construction materials and
  mining                          1.3      2.5      1.1      3.0
Oil and natural gas production    3.3      2.9      8.2      6.1
Earnings on common stock       $  8.5   $  8.4  $  22.9  $  21.3

Earnings per common share      $  .30   $  .30  $   .80  $   .75

Return on average common
  equity for the 12 months
  ended                                            13.1%    12.9%

    Earnings for the quarter ended June 30, 1997, were up $142,000 from the comparable period a year ago due primarily to increased volumes transported and increased natural gas prices at the natural gas transmission business. Gains realized on the sale of natural gas held under the repurchase commitment with Frontier Gas Storage Company and decreased carrying costs associated with the repurchase commitment at the natural gas transmission business also added to the earnings increase. Higher natural gas prices and decreased income taxes at the oil and natural gas production business further improved earnings. Increased maintenance expenses at the electric business, due to a ten-week maintenance outage at the Coyote Station and repair costs associated with an April blizzard which occurred primarily in North Dakota, largely offset the increase in earnings. Decreased earnings at the construction materials and mining business, due to reduced coal sales to the Coyote Station relating to the previously mentioned Coyote Station maintenance outage, also somewhat offset the earnings improvement. In addition, declines in both oil and natural gas production at the oil and natural gas production business partially offset the earnings increase.

    Earnings for the six months ended June 30, 1997, were up $1.6 million from the comparable period a year ago due primarily to increased earnings at the natural gas transmission and oil and natural gas production businesses. Increased volumes transported at higher average rates, increased natural gas production and prices, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs associated with the repurchase commitment contributed to the increase in earnings at the natural gas transmission business. Higher oil and natural gas prices and lower income taxes contributed to the increase in earnings at the oil and natural gas production business. Increased maintenance expenses at the electric business due to the previously discussed Coyote Station maintenance outage partially offset the increase in earnings. In addition, lower retail sales at the electric and natural gas distribution businesses due to 8 percent warmer weather than the comparable period a year ago, somewhat offset the increase in earnings. Decreased earnings at the construction materials and mining business, due to reduced coal sales to the Coyote Station relating to the maintenance outage, also somewhat offset the earnings improvement.

                ________________________________


    Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Montana-Dakota -- Electric Operations

                                Three Months        Six Months
                                    Ended             Ended
                                   June 30,          June 30,
                                 1997     1996     1997     1996
Operating revenues:
  Retail sales                 $ 30.0   $ 29.0  $  64.2  $  63.4
  Sales for resale and other      1.8      2.1      4.8      5.4
                                 31.8     31.1     69.0     68.8
Operating expenses:
  Fuel and purchased power       10.2     10.0     22.4     22.2
  Operation and maintenance      11.2     10.0     21.6     20.7
  Depreciation, depletion and
    amortization                  4.3      4.2      8.7      8.5
  Taxes, other than income        1.8      1.6      3.6      3.4
                                 27.5     25.8     56.3     54.8

Operating income                  4.3      5.3     12.7     14.0

Retail sales (kWh)              465.2    456.4  1,008.8  1,017.5
Sales for resale (kWh)           45.8     74.2    160.7    233.4
Cost of fuel and purchased
  power per kWh                $ .018   $ .018  $  .018  $  .016

Montana-Dakota -- Natural Gas Distribution Operations

                                Three Months        Six Months
                                    Ended             Ended
                                   June 30,          June 30,
                                 1997     1996     1997     1996
Operating revenues:
  Sales                        $ 25.9   $ 23.7  $  81.5  $  87.0
  Transportation and other         .7       .9      1.7      1.8
                                 26.6     24.6     83.2     88.8
Operating expenses:
  Purchased natural gas sold     16.9     14.8     55.4     60.5
  Operation and maintenance       7.1      7.4     15.1     15.7
  Depreciation, depletion and
    amortization                  1.7      1.7      3.5      3.4
  Taxes, other than income        1.0      1.0      2.1      2.0
                                 26.7     24.9     76.1     81.6

Operating income                  (.1)     (.3)     7.1      7.2

Volumes (dk):
  Sales                           5.6      5.6     20.7     22.0
  Transportation                  1.8      1.7      4.7      4.3
Total throughput                  7.4      7.3     25.4     26.3

Degree days (% of normal)       118.6%   120.2%   105.0%   113.6%
Average cost of natural gas,
  including transportation,
  per dk                       $ 3.01   $ 2.67  $  2.66  $  2.76

Williston Basin -- Natural Gas Transmission Operations

                               Three Months         Six Months
                                   Ended              Ended
                                  June 30,           June 30,
                                 1997*    1996     1997*    1996
Operating revenues:
  Transportation               $ 11.7** $ 13.3** $ 26.8** $ 27.4**
  Storage                         2.5      2.5      5.1      5.5
  Energy marketing                7.3      ---     12.9      ---
  Natural gas production and
    other                         1.5      1.6      3.9      3.2
                                 23.0     17.4     48.7     36.1
Operating expenses:
  Purchased gas sold              5.8      ---      9.9      ---
  Operation and maintenance       8.7**    8.5**   19.7**   18.5**
  Depreciation, depletion and
    amortization                  ---      1.7      1.8      3.4
  Taxes, other than income        1.3      1.1      2.7      2.3
                                 15.8     11.3     34.1     24.2

Operating income                  7.2      6.1     14.6     11.9

Volumes (dk):
  Transportation--
    Montana-Dakota                8.8      9.8     17.6     23.3
    Other                        11.3      9.6     23.7     16.6
                                 20.1     19.4     41.3     39.9
  Produced (Mdk)                1,654    1,488    3,411    2,876

  * Effective January 1, 1997, Prairielands became a wholly owned subsidiary of Williston Basin. Consolidated financial results are presented for 1997. In 1996, Prairielands' financial results were included with the natural gas distribution business.

 ** Includes amortization and
    related recovery of deferred
    natural gas contract
    buy-out/buy-down and gas supply
    realignment costs.         $  2.2   $  2.5   $  4.7   $  5.3

Knife River -- Construction Materials and Mining Operations***

                                Three Months        Six Months
                                    Ended             Ended
                                   June 30,          June 30,
                                 1997     1996     1997     1996
Operating revenues:
  Construction materials       $ 32.7   $ 22.6   $ 46.8   $ 29.0
  Coal                            2.4      7.3     11.3     16.4
                                 35.1     29.9     58.1     45.4
Operating expenses:
  Operation and maintenance      30.3     24.0     51.2     36.8
  Depreciation, depletion and
    amortization                  2.7      1.7      4.7      3.2
  Taxes, other than income         .4       .8      1.2      1.7
                                 33.4     26.5     57.1     41.7

Operating income                  1.7      3.4      1.0      3.7

Sales (000's):
  Aggregates (tons)             1,111      769    1,695    1,001
  Asphalt (tons)                  196      148      250      165
  Ready-mixed concrete
    (cubic yards)                 113       88      182      131
  Coal (tons)                     214      646      978    1,473

*** Does not include information related to Knife River's 50 percent ownership interest in Hawaiian Cement which was acquired in September 1995, and is accounted for under the equity method. See Prospective Information for a discussion of Knife River's purchase of the remaining 50 percent interest in Hawaiian Cement.

Fidelity Oil -- Oil and Natural Gas Production Operations

                                Three Months        Six Months
                                    Ended             Ended
                                   June 30,          June 30,
                                 1997     1996     1997     1996
Operating revenues:
  Oil                          $  9.0   $ 10.0  $  19.1  $  18.3
  Natural gas                     7.1      7.1     16.5     15.0
                                 16.1     17.1     35.6     33.3
Operating expenses:
  Operation and maintenance       4.2      4.1      8.3      7.7
  Depreciation, depletion and
    amortization                  5.7      6.2     11.4     12.2
  Taxes, other than income         .9      1.1      2.1      1.9
                                 10.8     11.4     21.8     21.8

Operating income                  5.3      5.7     13.8     11.5

Production (000's):
  Oil (barrels)                   525      561    1,045    1,070
  Natural gas (Mcf)             3,345    3,650    6,766    7,156

Average sales price:
  Oil (per barrel)             $17.23   $17.67  $ 18.23  $ 16.98
  Natural gas (per Mcf)          2.12     1.95     2.45     2.09

    Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended June 30, 1997 and 1996

Montana-Dakota -- Electric Operations

    Operating income at the electric business decreased primarily due to higher maintenance expenses. Power generation maintenance expense increased due to $1.6 million in costs associated with a ten-week maintenance outage at the Coyote Station in 1997 and was offset in part by 1996 costs resulting from maintenance work at the Lewis and Clark Station. Higher transmission and distribution maintenance expenses due to damages associated with an April 1997 blizzard which occurred primarily in North Dakota also added to the increase in maintenance expense. Increased fuel and purchased power costs, resulting from changes in generation mix between higher cost versus lower cost generating stations due to the Coyote Station outage, also added to the operating income decline. Decreased purchased power demand charges partially offset the increase in fuel and purchased power costs. The decrease in demand charges, related to an existing participation power contract, resulted from the 1996 pass-through of periodic maintenance charges but were somewhat offset by increased demand charges related to a new power supply contract with Black Hills Power and Light Company beginning January 1, 1997. Higher operating revenue due to increased retail sales, somewhat offset by decreased sales for resale volumes, partially offset the operating income decline. Increased retail sales to residential and commercial customers due to both increased customers and warmer weather than a year ago were partially offset by lower industrial sales due to the closing of an abrasives manufacturer. Increased rates in Wyoming reflecting recovery of costs associated with the previously discussed new power supply contract, also added to the operating revenue increase. Sales for resale volumes decreased due to reduced generating station availability caused by the aforementioned Coyote Station maintenance work and limitations on power deliveries due to off-system storm-damaged transmission lines.

    Earnings for the electric business decreased due to the operating income decline and increased interest expense due to higher average short-term debt balances.

Montana-Dakota -- Natural Gas Distribution Operations

    Operating income improved at the natural gas distribution business due to an increase in sales revenue. The increase on sales revenue resulted from a general rate increase placed into effect in Montana in May 1996 and the pass-through of higher average natural gas costs. Decreased operations expense due to lower payroll-related costs also added to the operating income improvement.

    Natural gas distribution earnings were unchanged from last year. The increase in operating income was largely offset by gains realized in 1996 on the disposal of property.

Williston Basin -- Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to an improvement in natural gas production revenues resulting from both increased prices and higher volumes produced. Improved transportation volumes also added to the operating income increase. Higher transportation to off-system markets, primarily resulting from sales of natural gas held under the repurchase commitment, somewhat offset by lower volumes transported to storage, was largely responsible for the transportation volume improvement. Sales of natural gas held under the repurchase commitment were 4.5 MMdk, primarily volumes sold to off-system markets and in place. Higher transportation revenues associated with the transportation volume improvement were more than offset by additional reserved revenues provided, with a corresponding reduction in depreciation expense, as a result of FERC orders relating to a 1992 general rate proceeding. The FERC required a reduction in average depreciation rates which had been reflected in the transportation rates charged to customers. In addition, increased discounting of certain transportation services somewhat offset the transportation volume increase. The increases in energy marketing revenue, purchased natural gas sold and operation and maintenance expense results from Prairielands becoming a wholly owned subsidiary effective January 1, 1997. Higher taxes, other than income, primarily production taxes, partially offset the improvement in operating income.

    Earnings for this business increased due to the operating income improvement, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on natural gas held under the repurchase commitment stemming from lower average borrowings. In addition, lower company production refund accruals (included in Other income -- net) contributed to the increase in earnings. Increased interest expense largely resulting from higher average reserved revenue balances partially offset the earnings increase.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $755,000 largely due to higher revenues. The revenue improvement is due to revenues realized as a result of the acquisitions of Baldwin Contracting Company, Inc. (Baldwin) in April 1996, Medford Ready Mix, Inc. (Medford) in June 1996, and Orland Asphalt in February 1997. Revenues at most other construction materials operations increased as a result of higher aggregate sales and construction revenues, both due to increased demand, and increased average asphalt prices due to changes in sales mix. The increase in operation and maintenance and depreciation expenses was due primarily to expenses associated with the above acquisitions. Operation and maintenance expenses also increased at the other construction materials operations due to the higher aggregate volumes sold and increased asphalt costs realized due to changes in sales mix.

Coal Operations --

    Operating income for the coal operations decreased $2.4 million due to lower coal revenues. A 449,000 ton decrease in sales to the Coyote Station, a result of the previously discussed ten-week maintenance outage, was the principal factor contributing to the coal revenue decline. Higher average sales prices due to price increases at the Beulah Mine partially offset the decrease in coal revenues. Decreased operation and maintenance expenses, reclamation and taxes other than income, all primarily due to the decrease in volumes sold, partially offset the operating income decline.

Consolidated --

    Earnings declined largely due to the decrease in coal operating income. The increase in construction materials operating income somewhat offset the earnings decline.

Fidelity Oil -- Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased primarily as a result of lower oil revenues. Decreased oil revenue resulted from a $611,000 decline due to lower production and a $374,000 decrease due to lower average prices. Lower natural gas production resulted in a $647,000 revenue decline but was offset by a $642,000 improvement due to higher average prices. Increased operation and maintenance expenses, primarily higher administrative costs associated with a working interest agreement and increased well maintenance, also added to the operating income decline. Decreased depreciation, depletion and amortization, the result of lower production, and decreased taxes other than income, mainly decreased production taxes resulting from lower oil prices, both somewhat offset the decrease in operating income.

    Earnings for this business unit increased due to decreased income taxes and decreased interest expense due to lower average long-term debt balances. The earnings improvement was partially offset by lower operating income.

Six Months Ended June 30, 1997 and 1996

Montana-Dakota -- Electric Operations

    Operating income at the electric business decreased primarily due to higher maintenance expenses. Power generation maintenance expense increased due to $1.6 million in costs resulting from a ten-week maintenance outage at the Coyote Station in 1997 and was somewhat offset by 1996 costs resulting from maintenance work at the Lewis and Clark Station. Higher transmission and distribution maintenance expense, due to damages associated with the April 1997 blizzard, also added to the increase in maintenance expense. Increased fuel and purchased power costs, largely increased purchase power demand charges, also added to the operating income decline. The increase in demand charges is related to the new power supply contract with Black Hills Power and Light Company beginning January 1, 1997. Increased operating revenue resulting from increased retail sales revenue, largely offset by decreased sales for resale revenue, partially offset the operating income decline. Increased rates in Wyoming reflecting recovery of costs associated with the aforementioned new power supply contract, contributed to the operating revenue increase. Decreased retail sales to residential and industrial customers due to lower weather-related demand in the first quarter partially offset the operating revenue improvement. Sales for resale revenues decreased due to lower sales resulting from reduced generating station availability caused by the Coyote Station maintenance outage combined with weak market conditions and limitations on power deliveries due to off-system storm-damaged transmission lines. Higher average realized rates somewhat offset the decline in sales for resale revenues. Lower operation expenses, primarily lower payroll-related costs, somewhat offset the operating income decline.

    Earnings for the electric business decreased due to the operating income decline and increased interest expense due to higher average short-term debt balances.

Montana-Dakota -- Natural Gas Distribution Operations

    Operating income decreased slightly at the natural gas distribution business due to a decline in sales revenue. Reduced weather-related sales of 1.2 million decatherms, primarily the result of warmer winter weather in the first quarter, and the pass-through of lower average natural gas costs were the principal factors contributing to the sales revenue decline. A general rate increase placed into effect in Montana in May 1996, partially offset the sales revenue decline. Decreased operations expense due to lower payroll-related costs partially offset the operating income decline. The effects of higher volumes transported, primarily to large industrial customers, were offset by lower average transportation rates.

    Natural gas distribution earnings decreased slightly due to the decline in operating income. Decreased interest expense and increased return on gas in storage and prepaid demand balances (included in Other income -- net) largely offset the decline in operating income. The decrease in interest expense resulted from reduced carrying costs on natural gas costs refundable through rate adjustments due to lower refundable balances.

Williston Basin -- Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to increased natural gas production revenues resulting from both higher volumes produced and increased prices. Higher average transportation rates due to changes in transportation mix and increased volumes transported also added to the operating income improvement. Higher transportation to off-system markets, primarily resulting from sales of natural gas held under the repurchase commitment, somewhat offset by decreased on-system transportation, was largely responsible for the transportation volume increase. Sales of natural gas held under the repurchase commitment were 12.9 MMdk. Higher transportation revenues associated with the transportation volume improvement were somewhat offset by additional reserved revenues provided, with a corresponding reduction in depreciation expense, as a result of FERC orders relating to a 1992 general rate proceeding as previously discussed. In addition, increased discounting of certain transportation services and reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs also reduced transportation revenues. The increase in energy marketing revenue, purchased natural gas sold and operation and maintenance expense results from Prairielands becoming a wholly owned subsidiary effective January 1, 1997. Decreased storage revenues due to lower withdrawals by interruptible storage customers partially offset the increase in operating income. Operation expenses increased primarily due to higher production royalties but were somewhat offset by reduced amortization of deferred natural gas contract buy-out/buy-down costs. Taxes other than income increased due to increased production taxes somewhat offsetting the operating income improvement.

    Earnings for this business increased due to the operating income improvement, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on the repurchase commitment stemming from lower borrowings. Higher interest expense, primarily the result of higher reserved revenue balances, partially offset the earnings improvement.

Knife River -- Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $172,000 due to higher revenues primarily resulting from the Baldwin, Medford and Orland acquisitions. Revenues at other construction materials operations increased as a result of higher aggregate and ready-mixed concrete sales, increased construction revenues, and higher asphalt prices. The increase in operation and maintenance and depreciation expenses was largely due to expenses associated with the previously mentioned Baldwin, Medford and Orland Asphalt acquisitions. Operation and maintenance expenses also increased at the other construction materials operations due to higher aggregate and ready-mixed concrete volumes sold.

Coal Operations --

    Operating income for the coal operations decreased $2.9 million primarily due to decreased revenues resulting from lower sales of 503,000 tons to the Coyote Station largely due to the ten-week maintenance outage. Higher average sales prices due to price increases at the Beulah Mine partially offset the reduction in coal revenues. Decreased operation and maintenance expenses, reclamation and taxes other than income, all primarily due to the decrease in volumes sold, partially offset the operating income decline.

Consolidated --

    Earnings declined due to decreased operating income at the coal business. Decreased income from Hawaiian Cement (included in Other income -- net), resulting from lower volumes due to decreased demand and above normal rainfall which slowed construction activity, partially offset by an insurance settlement received related to the Unitek litigation, also added to the earnings decline. In addition, higher interest expense resulting mainly from increased long-term debt due to the acquisition of Baldwin, Medford and Orland Asphalt also added to the decrease in earnings.

Fidelity Oil -- Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business increased primarily as a result of higher oil and natural gas revenues. The increase in oil revenue resulted from a $1.1 million improvement due to higher average prices somewhat offset by a $450,000 decrease due to lower production. Increased natural gas revenue was due to a $2.5 million increase arising from higher prices partially offset by a $954,000 decline due to lower production. Decreased depreciation, depletion and amortization, the result of both lower average rates and production, also added to the increase in operating income. Increased operation and maintenance expenses, primarily higher administrative costs associated with a working interest agreement and increased well maintenance, somewhat offset the operating income decline.

    Earnings for this business unit increased due to the operating income improvement and decreased income taxes. Decreased interest expense due to lower average long-term debt balances also added to the earnings increase.

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

    Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that the Company's expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

Prospective Information

    On July 1, 1997, the Company acquired two affiliated electric service companies, International Line Builders, Inc. and High Line Equipment, Inc., located in Portland, Oregon. International Line Builders, Inc. installs and repairs transmission and distribution power lines in the western United States and Hawaii and High Line Equipment, Inc. provides related construction supplies and equipment.

    On July 31, 1997, Knife River purchased the remaining 50 percent interest in Hawaiian Cement from Adelaide Brighton Cement, Inc. of Adelaide, Australia. With the purchase, Knife River becomes the sole owner of one of the largest construction materials suppliers in Hawaii. The Company's initial 50 percent partnership interest in Hawaiian Cement was acquired in September 1995. Since September 1995, Hawaiian Cement has been accounted for under the equity method, however, effective with the date of purchase, Hawaiian Cement will be consolidated with the Company.

    Knife River continues to seek additional growth opportunities. These include the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

Liquidity and Capital Commitments

    Montana-Dakota's net capital needs for 1997 are estimated at $25.4 million for net capital expenditures and $11.4 million for the retirement of long-term securities. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its net capital expenditures and securities retirements from internal sources, through the use of its $30 million revolving credit and term loan agreement, $26.5 million of which was outstanding at June 30, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.

    Williston Basin's 1997 net capital needs are estimated at $14.4 million for net capital expenditures and $454,000 for the retirement of long-term securities. Williston Basin expects to meet its net capital expenditures and securities retirements for 1997 with a combination of internally generated funds, short-term lines of credit aggregating $40.6 million, $325,000 of which was outstanding at June 30, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions.

    Knife River's 1997 net capital expenditures are estimated at $42.4 million, including those expended for the acquisition of Orland Asphalt and the remaining 50 percent interest in Hawaiian Cement. It is anticipated that these net capital expenditures will be met through funds generated from internal sources, short-term lines of credit aggregating $11 million, $7.4 million of which was outstanding at June 30, 1997, a revolving credit agreement of $85 million, $46 million of which was outstanding at June 30, 1997, and the issuance of long-term debt and the Company's equity securities. On June 30, 1997, amounts available under the revolving credit agreement increased from $55 million to $85 million.

    Fidelity Oil's 1997 net capital expenditures related to its oil and natural gas acquisition, development and exploration program are estimated at $60 million. It is anticipated that Fidelity's 1997 net capital expenditures will be met from internal sources and existing long-term credit facilities. Fidelity's borrowing base, which is based on total proved reserves, is currently $65 million. This consists of $20 million of issued notes, $10 million in an uncommitted note shelf facility, and a $35 million revolving line of credit, $450,000 of which was outstanding at June 30, 1997.

    Other corporate net capital expenditures for 1997 are estimated at $13.3 million. These capital expenditures are anticipated to be met through the issuance of long-term debt and the Company's equity securities.

    The Company utilizes its short-term lines of credit aggregating $40 million, none of which was outstanding on June 30, 1997, and its $30 million revolving credit and term loan agreement, $26.5 million of which was outstanding at June 30, 1997, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 1997, the Company could have issued approximately $256 million of additional first mortgage bonds.

    The Company's coverage of combined fixed charges and preferred dividends was 2.75 and 2.67 times for the twelve months ended June 30, 1997, and December 31, 1996, respectively. Additionally, the Company's first mortgage bond interest coverage was 5.5 and 5.4 times for the twelve months ended June 30, 1997, and December 31, 1996, respectively. Common stockholders' investment as a percent of total capitalization was 57% and 54% at June 30, 1997, and December 31, 1996, respectively.

                  PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 26, 1997, the Federal District Court issued its order awarding Moncrief damages of approximately $15.6 million and, on July 25, 1997, issued an order limiting Moncrief's reimbursable costs to post-judgment interest. For more information on this legal action, see Note 3 of Notes to Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             10(h)  1997 Non-Employee Director Long-Term Incentive
                    Plan
             10(i)  1997 Executive Long-Term Incentive Plan
             12     Computation of Ratio of Earnings to Combined
                    Fixed Charges and Preferred Dividends
             27     Financial Data Schedule

         b)  Reports on Form 8-K

             Form 8-K was filed on June 26, 1997.  Under Item 5--
             Other Events, it was reported that the Federal
             District Court issued its order awarding Moncrief damages of $15.6 million.


                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MDU RESOURCES GROUP, INC.




DATE    August 12, 1997              BY /s/ Warren L. Robinson
                                     Warren L. Robinson
                                     Vice President, Treasurer
                                        and Chief Financial Officer



                                     BY /s/ Vernon A. Raile
                                     Vernon A. Raile
                                     Vice President, Controller and
                                       Chief Accounting Officer



                          EXHIBIT INDEX



                                                       Sequential
                                                        Page No.
Exhibit No.


10(h) 1997 Non-Employee Director Long-Term
      Incentive Plan

10(i) 1997 Executive Long-Term Incentive Plan

12    Computation of Ratio of Earnings to Combined
      Fixed Charges and Preferred Dividends

27    Financial Data Schedule



                    MDU RESOURCES GROUP, INC.
       1997 NON-EMPLOYEE DIRECTOR LONG-TERM INCENTIVE PLAN

Article 1. Establishment, Purpose and Duration

     1.1 Establishment of the Plan. MDU Resources Group, Inc., a Delaware corporation (hereinafter referred to as the "Company"), hereby establishes an incentive plan to be known as the "MDU Resources Group, Inc. 1997 Non-Employee Director Long-Term Incentive Plan" (hereinafter referred to as the "Plan"), as set forth in this document. The Plan permits the grant of Nonqualified Stock Options (NQSO), Stock Appreciation Rights (SAR), Restricted Stock, Performance Units, Performance Shares and other awards.

     The Plan shall become effective when approved by the stockholders at the annual meeting on April 22, 1997, (the
"Effective Date"), and shall remain in effect as provided in
Section 1.3 herein.

     1.2 Purpose of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of Participants to those of Company stockholders and customers. The Plan is further intended to assist the Company in its ability to motivate, attract and retain highly qualified individuals to serve as directors of the Company.

     1.3 Duration of the Plan. The Plan shall commence on the Effective Date, as described in Section 1.1 herein, and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 14 herein, until all Shares subject to it shall have been purchased or acquired according to the Plan's provisions.

Article 2. Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below and, when such meaning is intended, the initial letter of the word is capitalized:

     2.1 "Award" means, individually or collectively, a grant under the Plan of NQSOs, SARs, Restricted Stock, Performance Units, Performance Shares or any other type of award permitted under
Article 10 of the Plan.

     2.2 "Award Agreement" means an agreement entered into by each Participant and the Company, setting forth the terms and provisions applicable to an Award granted to a Participant under the Plan.

     2.3 "Base Value" of an SAR shall have the meaning set forth in Section 7.1 herein.

     2.4 "Board" or "Board of Directors" means the Board of Directors of the Company.

     2.5 "Change in Control" means the earliest of the following to occur: (a) the public announcement by the Company or by any person (which shall not include the Company, any subsidiary of the Company, or any employee benefit plan of the Company or of any subsidiary of the Company) ("Person") that such Person, who or which, together with all Affiliates and Associates (within the meanings ascribed to such terms in the Rule 12b-2 of the General Rules and Regulations under the Exchange Act) of such Person, shall be the beneficial owner of twenty percent (20%) or more of the voting stock of the Company outstanding; (b) the commencement of, or after the first public announcement of any Person to commence, a tender or exchange offer the consummation of which would result in any Person becoming the beneficial owner of voting stock aggregating thirty percent (30%) or more of the then outstanding voting stock of the Company; (c) the announcement of any transaction relating to the Company required to be described pursuant to the requirements of Item 6(e) of Schedule 14A of Regulation 14A under the Exchange Act; (d) a proposed change in constituency of the Board such that, during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election or nomination for election by the stockholders of the Company of each new Director was approved by a vote of at least two-thirds (2/3) of the Directors then still in office who were members of the Board at the beginning of the period; (e) the sale or other disposition of all or substantially all of the assets of Montana-Dakota Utilities Co., other than to a subsidiary of the Company; or (f) any other event which shall be deemed by a majority of the Committee to constitute a "change in control".

     2.6 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     2.7  "Committee" means the Committee, as specified in
Article 3, appointed by the Board to administer the Plan with respect to Awards.

     2.8 "Company" means MDU Resources Group, Inc., a Delaware corporation, or any successor thereto as provided in Article 15 herein.

     2.9 "Director" means any individual who is a member of the Board of Directors of the Company.

     2.10 "Dividend Equivalent" means, with respect to Shares subject to an Award, a right to be paid an amount equal to dividends declared on an equal number of outstanding Shares.

     2.11 "Employee" means any full-time or regularly-scheduled part-time employee of the Company or of the Company's Subsidiaries, who is not covered by any collective bargaining agreement to which the Company or any of its Subsidiaries is a party.

     2.12 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

     2.13 "Exercise Period" means the period during which an SAR or Option is exercisable, as set forth in the related Award Agreement.

     2.14 "Fair Market Value" shall mean the average of the high and low sale prices as reported in the consolidated transaction reporting system or, if there is no such sale on the relevant date, then on the last previous day on which a sale was reported.

     2.15 "Freestanding SAR" means an SAR that is granted independently of any Option.

     2.16 "Non-Employee Director" means any person who is elected or appointed to the Board and who is not an Employee.

     2.17 "Nonqualified Stock Option" or "NQSO" means an option to purchase Shares, granted under Article 6 herein, which is not intended to be an Incentive Stock Option under Section 422 of the Code.

     2.18 "Option" means a Nonqualified Stock Option.

     2.19 "Option Price" means the price at which a Share may be purchased by a Participant pursuant to an Option, as determined by the Committee and set forth in the Option Award Agreement.

     2.20 "Participant" means a Non-Employee Director who has outstanding an Award granted under the Plan.

     2.21 "Performance Unit" means an Award granted to a Participant, as described in Article 9 herein.

     2.22 "Performance Share" means an Award granted to a Participant, as described in Article 9 herein.

     2.23 "Period of Restriction" means the period during which the transfer of Restricted Stock is limited in some way, as provided in
Article 8 herein.

     2.24 "Person" shall have the meaning ascribed to such term in
Section 3(a)(9) of the Exchange Act, as used in Sections 13(d) and 14(d) thereof, including usage in the definition of a "group" in
Section 13(d) thereof.

     2.25 "Restricted Stock" means an Award of Shares granted to a Participant pursuant to Article 8 herein.

     2.26 "Shares" means the shares of common stock of the Company.

     2.27 "Stock Appreciation Right" or "SAR" means a right, granted alone or in connection with a related Option, designated as an SAR, to receive a payment on the day the right is exercised, pursuant to the terms of Article 7 herein. Each SAR shall be denominated in terms of one Share.

     2.28 "Subsidiary" means any corporation that is a "subsidiary corporation" of the Company as that term is defined in
Section 424(f) of the Code.

     2.29 "Tandem SAR" means an SAR that is granted in connection with a related Option, the exercise of which shall require forfeiture of the right to purchase a Share under the related
Option (and when a Share is purchased under the Option, the Tandem SAR shall be similarly canceled).

Article 3. Administration

     3.1 The Committee. The Plan shall be administered by any committee appointed by the Board or by the Board of Directors (the "Committee").

     3.2 Authority of the Committee. The Committee shall have full power except as limited by law, the Articles of Incorporation and the Bylaws of the Company, subject to such other restricting limitations or directions as may be imposed by the Board and subject to the provisions herein, to determine the size and types of Awards; to determine the terms and conditions of such Awards in a manner consistent with the Plan; to construe and interpret the Plan and any agreement or instrument entered into under the Plan; to establish, amend or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 14 herein) to amend the terms and conditions of any outstanding Award. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authorities as identified hereunder.

     3.3 Restrictions on Share Transferability. The Committee may impose such restrictions on any Shares acquired pursuant to Awards under the Plan as it may deem advisable, including, without limitation, restrictions to comply with applicable Federal securities laws, with the requirements of any stock exchange or market upon which such Shares are then listed and/or traded and with any blue sky or state securities laws applicable to such Shares.

     3.4 Approval. The Committee or the Board shall approve all Awards made under the Plan and all elections made by Participants, prior to their effective date, to the extent necessary to comply with Rule 16b-3 under the Exchange Act.

     3.5 Decisions Binding. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its stockholders, Participants and their estates and beneficiaries.

     3.6 Costs. The Company shall pay all costs of administration of the Plan.

Article 4. Shares Subject to the Plan

     4.1 Number of Shares. Subject to Section 4.2 herein, the maximum number of Shares available for grant under the Plan shall be 200,000. Shares underlying lapsed or forfeited Awards, or Awards that are not paid in Shares, may be reused for other Awards. Shares granted pursuant to the Plan may be (i) authorized but unissued Shares of Common Stock, (ii) treasury shares, or (iii) shares purchased on the open market.

     4.2 Adjustments in Authorized Shares. In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, stock dividend, split-up, share combination or other change in the corporate structure of the Company affecting the Shares, such adjustment shall be made in the number and class of Shares which may be delivered under the Plan, and in the number and class of and/or price of Shares subject to outstanding Awards granted under the Plan, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that the number of Shares subject to any Award shall always be a whole number.

Article 5. Eligibility and Participation

     5.1 Eligibility. Persons eligible to participate in the Plan are any persons elected or appointed to the Board who are not Employees.

     5.2 Actual Participation. Subject to the provisions of the Plan, the Committee may, from time to time, select from all eligible Non-Employee Directors those to whom Awards shall be granted and shall determine the nature and amount of each Award.

Article 6. Stock Options

     6.1 Grant of Options. Subject to the terms and conditions of the Plan, Options may be granted to a Non-Employee Director at any time and from time to time, as shall be determined by the Committee.

     The Committee shall have complete discretion in determining the number of Shares subject to Options granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Options.

     6.2 Option Award Agreement. Each Option grant shall be evidenced by an Option Award Agreement that shall specify the Option Price, the term of the Option, the number of Shares to which the Option pertains, the Exercise Period and such other provisions as the Committee shall determine, including but not limited to any rights to Dividend Equivalents.

     6.3 Exercise of and Payment for Options. Options granted under the Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve.

     A Participant may exercise an Option at any time during the Exercise Period. Options shall be exercised by the delivery of a written notice of exercise to the Company or its designee, setting forth the number of Shares with respect to which the Option is to be exercised, accompanied by provisions for full payment for the Shares.

     The Option Price upon exercise of any Option shall be payable either: (a) in cash or its equivalent, (b) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Participant for at least six (6) months prior to their tender to satisfy the Option Price), (c) by Share withholding, (d) by cashless exercise or (e)by a combination of (a),(b),(c), and/or (d).

     As soon as practicable after receipt of a written notification of exercise of an Option and provisions for full payment therefor, there shall be delivered to the Participant, in the Participant's name, Share certificates in an appropriate amount based upon the number of Shares purchased under the Option(s).

     6.4 Termination of Director Status. Each Option Award Agreement shall set forth the extent to which the Participant shall have the right to exercise the Option following termination of the Participant's position on the Board of the Company. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Option Award Agreement entered into with Participants, need not be uniform among all Options granted pursuant to the Plan or among Participants and may reflect distinctions based on the reasons for termination of director status.

     6.5 Transferability of Options. Except as otherwise determined by the Committee and set forth in the Option Award Agreement, no Option granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, and all Options granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant or his or her legal representative.

Article 7. Stock Appreciation Rights

     7.1 Grant of SARs. Subject to the terms and conditions of the Plan, an SAR may be granted to a Non-Employee Director at any time and from time to time as shall be determined by the Committee. The Committee may grant Freestanding SARs, Tandem SARs or any combination of these forms of SAR.

     The Committee shall have complete discretion in determining the number of SARs granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such SARs.

     The Base Value of a Freestanding SAR shall equal the Fair
Market Value of a Share on the date of grant of the SAR. The Base Value of Tandem SARs shall equal the Option Price of the related
Option.

     7.2 SAR Award Agreement. Each SAR grant shall be evidenced by an SAR Award Agreement that shall specify the number of SARs granted, the Base Value, the term of the SAR, the Exercise Period and such other provisions as the Committee shall determine.

     7.3 Exercise and Payment of SARs. Tandem SARs may be exercised for all or part of the Shares subject to the related Option upon the surrender of the right to exercise the equivalent portion of the related Option. A Tandem SAR may be exercised only with respect to the Shares for which its related Option is then exercisable.

     Freestanding SARs may be exercised upon whatever terms and conditions the Committee, in its sole discretion, imposes upon them.

     A Participant may exercise an SAR at any time during the Exercise Period. SARs shall be exercised by the delivery of a written notice of exercise to the Company, setting forth the number of SARs being exercised. Upon exercise of an SAR, a Participant shall be entitled to receive payment from the Company in an amount equal to the product of:

     (a) the excess of (i) the Fair Market Value of a Share on the date of exercise over (ii) the Base Value multiplied by

     (b) the number of Shares with respect to which the SAR is exercised.

     At the sole discretion of the Committee, the payment to the Participant upon SAR exercise may be in cash, in Shares of equivalent value, or in some combination thereof.

     7.4 Termination of Director Status. Each SAR Award Agreement shall set forth the extent to which the Participant shall have the right to exercise the SAR following termination of the Participant's position on the Board of the Company. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the SAR Award Agreement entered into with Participants, need not be uniform among all SARs granted pursuant to the Plan or among Participants and may reflect distinctions based on the reasons for termination of director status.

     7.5 Transferability of SARs. Except as otherwise determined by the Committee and set forth in the SAR Award Agreement, no SAR granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, and all SARs granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant or his or her legal representative.

Article 8. Restricted Stock

     8.1 Grant of Restricted Stock. Subject to the terms and conditions of the Plan, Restricted Stock may be granted to a Non-
Employee Director at any time and from time to time, as shall be determined by the Committee.

     The Committee shall have complete discretion in determining the number of shares of Restricted Stock granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Restricted Stock.

     8.2 Restricted Stock Award Agreement. Each Restricted Stock grant shall be evidenced by a Restricted Stock Award Agreement that shall specify the Period or Periods of Restriction, the number of Restricted Stock Shares granted and such other provisions as the Committee shall determine.

     8.3 Transferability. Restricted Stock granted hereunder may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable Period of Restriction established by the Committee and specified in the Restricted Stock Award Agreement. All rights with respect to the Restricted Stock granted to a Participant under the Plan shall be available during his or her lifetime only to such Participant or his or her legal representative.

     8.4  Certificate Legend.  Each certificate representing
Restricted Stock granted pursuant to the Plan may bear a legend substantially as follows:

     "The sale or other transfer of the shares of stock represented by this certificate, whether voluntary, involuntary or by operation of law, is subject to certain restrictions on transfer as set forth in MDU Resources Group, Inc. 1997 Non-Employee Director Long-Term Incentive Plan, and in a Restricted Stock Award Agreement. A copy of such Plan and such Agreement may be obtained from MDU Resources Group, Inc."

     The Company shall have the right to retain the certificates representing Restricted Stock in the Company's possession until such time as all restrictions applicable to such Shares have been satisfied.

     8.5 Removal of Restrictions. Restricted Stock shall become freely transferable by the Participant after the last day of the Period of Restriction applicable thereto. Once Restricted Stock is released from the restrictions, the Participant shall be entitled to have the legend referred to in Section 8.4 removed from his or her stock certificate.

     8.6  Voting Rights.  During the Period of Restriction,
Participants holding Restricted Stock may exercise full voting rights with respect to those Shares.

     8.7 Dividends and Other Distributions. Subject to the Committee's right to determine otherwise at the time of grant, during the Period of Restriction, Participants holding Restricted Stock shall receive all regular cash dividends paid with respect to all Shares while they are so held. All other distributions paid with respect to such Restricted Stock shall be credited to Participants subject to the same restrictions on transferability and forfeitability as the Restricted Stock with respect to which they were paid and shall be paid to the Participant within forty-five (45) days following the full vesting of the Restricted Stock with respect to which such distributions were made.

     8.8 Termination of Director Status. Each Restricted Stock Award Agreement shall set forth the extent to which the Participant shall have the right to receive unvested Restricted Stock following termination of the Participant's position on the Board of the Company. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Restricted Stock Award Agreement entered into with Participants, need not be uniform among all grants of Restricted Stock or among Participants and may reflect distinctions based on the reasons for termination of director status.

Article 9. Performance Units and Performance Shares

     9.1  Grant of Performance Units and Performance Shares.
Subject to the terms and conditions of the Plan, Performance Units and/or Performance Shares may be granted to a Non-Employee Director at any time and from time to time, as shall be determined by the Committee.

     The Committee shall have complete discretion in determining the number of Performance Units and/or Performance Shares granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Awards.

     9.2 Performance Unit/Performance Share Award Agreement. Each grant of Performance Units and/or Performance Shares shall be evidenced by a Performance Unit and/or Performance Share Award Agreement that shall specify the number of Performance Units and/or Performance Shares granted, the initial value (if applicable), the Performance Period, the performance goals and such other provisions as the Committee shall determine, including but not limited to any rights to Dividend Equivalents.

     9.3 Value of Performance Units/Performance Shares. Each Performance Unit shall have an initial value that is established by the Committee at the time of grant. The value of a Performance Share shall be equal to the Fair Market Value of a Share. The Committee shall set performance goals in its discretion which, depending on the extent to which they are met, will determine the number and/or value of Performance Units/Performance Shares that will be paid out to the Participants. The time period during which the performance goals must be met shall be called a "Performance Period."

     9.4 Earning of Performance Units/Performance Shares. After the applicable Performance Period has ended, the holder of Performance Units/Performance Shares shall be entitled to receive a payout with respect to the Performance Units/Performance Shares earned by the Participant over the Performance Period, to be determined as a function of the extent to which the corresponding performance goals have been achieved.

     9.5 Form and Timing of Payment of Performance Units/Performance Shares. Payment of earned Performance Units/Performance Shares shall be made following the close of the applicable Performance Period. The Committee, in its sole discretion, may pay earned Performance Units/Performance Shares in cash or in Shares (or in a combination thereof), which have an aggregate Fair Market Value equal to the value of the earned Performance Units/Performance Shares at the close of the applicable Performance Period. Such Shares may be granted subject to any restrictions deemed appropriate by the Committee.

     9.6 Termination of Director Status. Each Performance Unit/Performance Share Award Agreement shall set forth the extent to which the Participant shall have the right to receive a Performance Unit/Performance Share payment following termination of the Participant's position on the Board of the Company during a Performance Period. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Award Agreement entered into with Participants, need not be uniform among all grants of Performance Units/Performance Shares or among Participants and may reflect distinctions based on reasons for termination of director status.

     9.7 Transferability. Except as otherwise determined by the Committee and set forth in the Performance Unit/Performance Share Award Agreement, Performance Units/Performance Shares may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, and a Participant's rights with respect to Performance Units/Performance Shares granted under the Plan shall be available during the Participant's lifetime only to such Participant or the Participant's legal representative.

Article 10.  Other Awards

     The Committee shall have the right to grant other Awards which may include, without limitation, the grant of Shares based on certain conditions and the payment of Shares in lieu of cash, or cash based on performance criteria established by the Committee. Payment under or settlement of any such Awards shall be made in such manner and at such times as the Committee may determine.

Article 11.  Beneficiary Designation

     Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Company, and will be effective only when filed by the Participant in writing with the Company during the Participant's lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

     The spouse of a married Participant domiciled in a community property jurisdiction shall join in any designation of beneficiary or beneficiaries other than the spouse.

Article 12.  Deferrals

     The Committee may permit a Participant to defer the Participant's receipt of the payment of cash or the delivery of Shares that would otherwise be due to such Participant under the Plan. If any such deferral election is permitted, the Committee shall, in its sole discretion, establish rules and procedures for such payment deferrals.

Article 13.  Change in Control

     The terms of this Article 13 shall immediately become operative, without further action or consent by any person or entity, upon a Change in Control, and once operative shall supersede and take control over any other provisions of this Plan.

     Upon a Change in Control

     (a) Any and all Options and SARs granted hereunder shall become immediately exercisable;

     (b) Any restriction periods and restrictions imposed on Restricted Shares shall be deemed to have expired and such Restricted Shares shall become immediately vested in full; and

     (c) The target payout opportunity attainable under all outstanding Awards of Performance Units, Performance Shares and other Awards shall be deemed to have been fully earned for the entire Performance Period(s) as of the effective date of the Change in Control. The vesting of all Awards denominated in Shares shall be accelerated as of the effective date of the Change in Control, and there shall be paid out in cash to Participants immediately following the effective date of the Change in Control the full amount of the targeted cash payout opportunities associated with outstanding cash-based Awards.

Article 14.  Amendment, Modification and Termination

     14.1 Amendment, Modification and Termination. The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part.

     14.2 Awards Previously Granted. No termination, amendment or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award, unless such termination, modification or amendment is required by applicable law.

Article 15.  Successors

     All obligations of the Company under the Plan, with respect to Awards granted hereunder, shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation or otherwise, of all or substantially all of the business and/or assets of the Company.

Article 16.  Legal Construction

     16.1 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular and the singular shall include the plural.

     16.2 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     16.3 Requirements of Law. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     16.4 Governing Law. To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with, and governed by, the laws of the State of Delaware.


Approved by the Board of Directors February 6, 1997
Approved by the Stockholders April 22, 1997



                    MDU RESOURCES GROUP, INC.
             1997 EXECUTIVE LONG-TERM INCENTIVE PLAN

Article 1. Establishment, Purpose and Duration

     1.1 Establishment of the Plan. MDU Resources Group, Inc., a Delaware corporation (hereinafter referred to as the "Company"), hereby establishes an incentive compensation plan to be known as the "MDU Resources Group, Inc. 1997 Executive Long-Term Incentive Plan" (hereinafter referred to as the "Plan"), as set forth in this document. The Plan permits the grant of Nonqualified Stock Options (NQSO), Incentive Stock Options (ISO), Stock Appreciation Rights (SAR), Restricted Stock, Performance Units, Performance Shares and other awards.

     The Plan shall become effective when approved by the stockholders at the annual meeting on April 22, 1997 (the
"Effective Date"), and shall remain in effect as provided in
Section 1.3 herein.

     1.2 Purpose of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of Participants to those of Company stockholders and customers.

     The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

     1.3 Duration of the Plan. The Plan shall commence on the Effective Date, as described in Section 1.1 herein, and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 15 herein, until all Shares subject to it shall have been purchased or acquired according to the Plan's provisions. However, in no event may an Award be made under the Plan on or after the day immediately preceding the tenth anniversary of the Effective Date.

Article 2. Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below and, when such meaning is intended, the initial letter of the word is capitalized:

     2.1 "Award" means, individually or collectively, a grant under the Plan of NQSOs, ISOs, SARs, Restricted Stock,
Performance Units, Performance Shares or any other type of award permitted under Article 10 of the Plan.

     2.2 "Award Agreement" means an agreement entered into by each Participant and the Company, setting forth the terms and provisions applicable to an Award granted to a Participant under the Plan.

     2.3 "Base Value" of an SAR shall have the meaning set forth in Section 7.1 herein.

     2.4 "Board" or "Board of Directors" means the Board of Directors of the Company.

     2.5 "Change in Control" means the earliest of the following to occur: (a) the public announcement by the Company or by any person (which shall not include the Company, any subsidiary of the Company, or any employee benefit plan of the Company or of any subsidiary of the Company) ("Person") that such Person, who or which, together with all Affiliates and Associates (within the meanings ascribed to such terms in the Rule 12b-2 of the General Rules and Regulations under the Exchange Act) of such Person, shall be the beneficial owner of twenty percent (20%) or more of the voting stock of the Company outstanding; (b) the commencement of, or after the first public announcement of any Person to commence, a tender or exchange offer the consummation of which would result in any Person becoming the beneficial owner of voting stock aggregating thirty percent (30%) or more of the then outstanding voting stock of the Company; (c) the announcement of any transaction relating to the Company required to be described pursuant to the requirements of Item 6(e) of Schedule 14A of Regulation 14A under the Exchange Act; (d) a proposed change in constituency of the Board such that, during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election or nomination for election by the stockholders of the Company of each new Director was approved by a vote of at least two-thirds (2/3) of the Directors then still in office who were members of the Board at the beginning of the period; (e) the sale or other disposition of all or substantially all of the assets of Montana-Dakota Utilities Co., other than to a subsidiary of the Company; or (f) any other event which shall be deemed by a majority of the Compensation Committee to constitute a "change in control".

     2.6 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     2.7  "Committee" means the Committee, as specified in
Article 3, appointed by the Board to administer the Plan with respect to Awards.

     2.8 "Company" means MDU Resources Group, Inc., a Delaware corporation, or any successor thereto as provided in Article 17 herein.

     2.9 "Director" means any individual who is a member of the Board of Directors of the Company.

     2.10 "Disability" means "permanent and total disability" as defined under Section 22(e)(3)of the Code.

     2.11 "Dividend Equivalent" means, with respect to Shares subject to an Award, a right to be paid an amount equal to dividends declared on an equal number of outstanding Shares.

     2.12 "Eligible Employee" means an Employee who is eligible to participate in the Plan, as set forth in Section 5.1 herein.

     2.13 "Employee" means any full-time or regularly-scheduled part-time employee of the Company or of the Company's Subsidiaries, who is not covered by any collective bargaining agreement to which the Company or any of its Subsidiaries is a party. Directors who are not otherwise employed by the Company shall not be considered Employees for purposes of the Plan. For purposes of the Plan, transfer of employment of a Participant between the Company and any one of its Subsidiaries (or between Subsidiaries) shall not be deemed a termination of employment.

     2.14 "Exchange Act" means the Securities Exchange Act of
1934, as amended from time to time, or any successor act thereto.

     2.15 "Exercise Period" means the period during which an SAR or Option is exercisable, as set forth in the related Award
Agreement.

     2.16 "Fair Market Value" shall mean the average of the high and low sale prices as reported in the consolidated transaction reporting system or, if there is no such sale on the relevant date, then on the last previous day on which a sale was reported.

     2.17 "Freestanding SAR" means an SAR that is granted independently of any Option.

     2.18 "Incentive Stock Option" or "ISO" means an option to purchase Shares, granted under Article 6 herein, which is designated as an Incentive Stock Option and satisfies the requirements of Section 422 of the Code.

     2.19 "Nonqualified Stock Option" or "NQSO" means an option to purchase Shares, granted under Article 6 herein, which is not intended to be an Incentive Stock Option under Section 422 of the Code.

     2.20 "Option" means an Incentive Stock Option or a
Nonqualified Stock Option.

     2.21 "Option Price" means the price at which a Share may be purchased by a Participant pursuant to an Option, as determined by the Committee and set forth in the Option Award Agreement.

     2.22 "Participant" means an Employee of the Company who has outstanding an Award granted under the Plan.

     2.23 "Performance Unit" means an Award granted to an Employee, as described in Article 9 herein.

     2.24 "Performance Share" means an Award granted to an Employee, as described in Article 9 herein.

     2.25 "Period of Restriction" means the period during which the transfer of Restricted Stock is limited in some way, as provided in Article 8 herein.

     2.26 "Person" shall have the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act, as used in Sections 13(d) and 14(d) thereof, including usage in the definition of a "group" in Section 13(d) thereof.

     2.27 "Restricted Stock" means an Award of Shares granted to a Participant pursuant to Article 8 herein.

     2.28 "Shares" means the shares of common stock of the Company.

     2.29 "Stock Appreciation Right" or "SAR" means a right, granted alone or in connection with a related Option, designated as an SAR, to receive a payment on the day the right is exercised, pursuant to the terms of Article 7 herein. Each SAR shall be denominated in terms of one Share.

     2.30 "Subsidiary" means any corporation that is a "subsidiary corporation" of the Company as that term is defined in Section 424(f) of the Code.

     2.31 "Tandem SAR" means an SAR that is granted in connection with a related Option, the exercise of which shall require forfeiture of the right to purchase a Share under the related
Option (and when a Share is purchased under the Option, the Tandem SAR shall be similarly canceled).

Article 3. Administration

     3.1 The Committee. The Plan shall be administered by the Compensation Committee of the Board, or by any other Committee appointed by the Board. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors.

     3.2 Authority of the Committee. The Committee shall have full power except as limited by law, the Articles of Incorporation and the Bylaws of the Company, subject to such other restricting limitations or directions as may be imposed by the Board and subject to the provisions herein, to determine the size and types of Awards; to determine the terms and conditions of such Awards in a manner consistent with the Plan; to construe and interpret the Plan and any agreement or instrument entered into under the Plan; to establish, amend or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 15 herein) to amend the terms and conditions of any outstanding Award. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authorities as identified hereunder.

     3.3 Restrictions on Share Transferability. The Committee may impose such restrictions on any Shares acquired pursuant to Awards under the Plan as it may deem advisable, including, without limitation, restrictions to comply with applicable Federal securities laws, with the requirements of any stock exchange or market upon which such Shares are then listed and/or traded and with any blue sky or state securities laws applicable to such Shares.

     3.4 Approval. The Board or the Committee shall approve all Awards made under the Plan and all elections made by Participants, prior to their effective date, to the extent necessary to comply with Rule 16b-3 under the Exchange Act.

     3.5 Decisions Binding. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its stockholders, Employees, Participants and their estates and beneficiaries.

     3.6 Costs. The Company shall pay all costs of administration of the Plan.

Article 4. Shares Subject to the Plan

     4.1 Number of Shares. Subject to Section 4.2 herein, the maximum number of Shares available for grant under the Plan shall be 1,200,000. Shares underlying lapsed or forfeited Awards, or Awards that are not paid in Shares, may be reused for other Awards. Shares granted pursuant to the Plan may be (i) authorized but unissued Shares of Common Stock, (ii) treasury shares, or (iii) shares purchased on the open market.

     4.2 Adjustments in Authorized Shares. In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, stock dividend, split-up, share combination or other change in the corporate structure of the Company affecting the Shares, such adjustment shall be made in the number and class of Shares which may be delivered under the Plan, and in the number and class of and/or price of Shares subject to outstanding Awards granted under the Plan, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that the number of Shares subject to any Award shall always be a whole number. Notwithstanding the foregoing, (i) each such adjustment with respect to an Incentive Stock Option shall comply with the rules of Section 424(a) of the Code and (ii) in no event shall any adjustment be made which would render any Incentive Stock Option granted hereunder to be other than an incentive stock option for purposes of Section 422 of the Code.

Article 5. Eligibility and Participation

     5.1 Eligibility. Persons eligible to participate in the Plan include all officers and key employees of the Company and its Subsidiaries, as determined by the Committee, including Employees who are members of the Board, but excluding Directors who are not Employees.

     5.2 Actual Participation. Subject to the provisions of the Plan, the Committee may, from time to time, select from all eligible Employees those to whom Awards shall be granted and shall determine the nature and amount of each Award.

Article 6. Stock Options

     6.1 Grant of Options. Subject to the terms and conditions of the Plan, Options may be granted to an Eligible Employee at any time and from time to time, as shall be determined by the Committee.

     The Committee shall have complete discretion in determining the number of Shares subject to Options granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Options. The Committee may grant
ISOs, NQSOs, or a combination thereof.

     6.2 Option Award Agreement. Each Option grant shall be evidenced by an Option Award Agreement that shall specify the Option Price, the term of the Option, the number of Shares to which the Option pertains, the Exercise Period and such other provisions as the Committee shall determine, including but not limited to any rights to Dividend Equivalents. The Option Award Agreement shall also specify whether the Option is intended to be an ISO or an NQSO.

     The Option Price for each Share purchasable under any Incentive Stock Option granted hereunder shall be not less than one hundred percent (100%) of the Fair Market Value per Share at the date the Option is granted; and provided, further, that in the case of an Incentive Stock Option granted to a person who, at the time such Incentive Stock Option is granted, owns shares of stock of the Company or of any Subsidiary which possess more than ten percent (10%) of the total combined voting power of all classes of shares of stock of the Company or of any Subsidiary, the Option Price for each Share shall be not less than one hundred ten percent (110%) of the Fair Market Value per Share at the date the Option is granted. The Option Price will be subject to adjustment in accordance with the provisions of Section 4.2 of the Plan.

     No Incentive Stock Option by its terms shall be exercisable after the expiration of ten (10) years from the date of grant of the Option; provided, however, in the case of an Incentive Stock Option granted to a person who, at the time such Option is granted, owns shares of stock of the Company or of any Subsidiary possessing more than ten percent (10%) of the total combined voting power of all classes of shares of stock of the Company or of any Subsidiary, such Option shall not be exercisable after the expiration of five (5) years from the date such Option is granted.

     6.3 Exercise of and Payment for Options. Options granted under the Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve.

     A Participant may exercise an Option at any time during the Exercise Period. Options shall be exercised by the delivery of a written notice of exercise to the Company or its designee, setting forth the number of Shares with respect to which the Option is to be exercised, accompanied by provisions for full payment for the Shares.

     The Option Price upon exercise of any Option shall be payable either: (a) in cash or its equivalent, (b) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Participant for at least six (6) months prior to their tender to satisfy the Option Price), (c) by share withholding, (d) by cashless exercise or (e) by a combination of (a),(b),(c), and/or
(d).

     As soon as practicable after receipt of a written notification of exercise of an Option and provisions for full payment therefor, there shall be delivered to the Participant, in the Participant's name, Share certificates in an appropriate amount based upon the number of Shares purchased under the Option(s).

     6.4 Termination of Employment. Each Option Award Agreement shall set forth the extent to which the Participant shall have the right to exercise the Option following termination of the Participant's employment with the Company and its Subsidiaries. Such provisions shall be determined in the sole discretion of the Committee (subject to applicable law), shall be included in the Option Award Agreement entered into with Participants, need not be uniform among all Options granted pursuant to the Plan or among Participants and may reflect distinctions based on the reasons for termination of employment. If the employment of a Participant by the Company or by any Subsidiary is terminated for any reason other than death, any Incentive Stock Option granted to such Participant may not be exercised later than three (3) months (one (1) year in the case of termination due to Disability) after the date of such termination of employment.

     6.5 Transferability of Options. Except as otherwise determined by the Committee and set forth in the Option Award
Agreement, no Option granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, and all Incentive Stock Options granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant.

Article 7. Stock Appreciation Rights

     7.1 Grant of SARs. Subject to the terms and conditions of the Plan, an SAR may be granted to an Eligible Employee at any time and from time to time as shall be determined by the Committee. The Committee may grant Freestanding SARs, Tandem
SARs or any combination of these forms of SAR.

     The Committee shall have complete discretion in determining the number of SARs granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such SARs.

     The Base Value of a Freestanding SAR shall equal the Fair
Market Value of a Share on the date of grant of the SAR.  The
Base Value of Tandem SARs shall equal the Option Price of the related Option.

     7.2 SAR Award Agreement. Each SAR grant shall be evidenced by an SAR Award Agreement that shall specify the number of SARs granted, the Base Value, the term of the SAR, the Exercise Period and such other provisions as the Committee shall determine.

     7.3 Exercise and Payment of SARs. Tandem SARs may be exercised for all or part of the Shares subject to the related Option upon the surrender of the right to exercise the equivalent portion of the related Option. A Tandem SAR may be exercised only with respect to the Shares for which its related Option is then exercisable.

     Notwithstanding any other provision of the Plan to the contrary, with respect to a Tandem SAR granted in connection with an ISO: (i) the Tandem SAR will expire no later than the expiration of the underlying ISO; (ii) the value of the payout with respect to the Tandem SAR may be for no more than one hundred percent (100%) of the difference between the Option Price of the underlying ISO and the Fair Market Value of the Shares subject to the underlying ISO at the time the Tandem SAR is exercised; and (iii) the Tandem SAR may be exercised only when the Fair Market Value of the Shares subject to the ISO exceeds the Option Price of the ISO.

     Freestanding SARs may be exercised upon whatever terms and conditions the Committee, in its sole discretion, imposes upon them.

     A Participant may exercise an SAR at any time during the Exercise Period. SARs shall be exercised by the delivery of a written notice of exercise to the Company, setting forth the number of SARs being exercised. Upon exercise of an SAR, a Participant shall be entitled to receive payment from the Company in an amount equal to the product of:

     (a) the excess of (i) the Fair Market Value of a Share on the date of exercise over (ii) the Base Value multiplied by

     (b) the number of Shares with respect to which the SAR is exercised.

     At the sole discretion of the Committee, the payment to the Participant upon SAR exercise may be in cash, in Shares of equivalent value, or in some combination thereof.

     7.4 Termination of Employment. Each SAR Award Agreement shall set forth the extent to which the Participant shall have the right to exercise the SAR following termination of the Participant's employment with the Company and its Subsidiaries. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the SAR Award Agreement entered into with Participants, need not be uniform among all SARs granted pursuant to the Plan or among Participants and may reflect distinctions based on the reasons for termination of employment.

     7.5 Transferability of SARs. Except as otherwise determined by the Committee and set forth in the SAR Award
Agreement, no SAR granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, and all SARs granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant or his or her legal representative.

Article 8. Restricted Stock

     8.1 Grant of Restricted Stock. Subject to the terms and conditions of the Plan, Restricted Stock may be granted to Eligible Employees at any time and from time to time, as shall be determined by the Committee.

     The Committee shall have complete discretion in determining the number of shares of Restricted Stock granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Restricted Stock.

     8.2  Restricted Stock Award Agreement.  Each Restricted
Stock grant shall be evidenced by a Restricted Stock Award
Agreement that shall specify the Period or Periods of Restriction, the number of Restricted Stock Shares granted and such other provisions as the Committee shall determine.

     8.3 Transferability. Restricted Stock granted hereunder may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable Period of Restriction established by the Committee and specified in the Restricted Stock Award Agreement. All rights with respect to the Restricted Stock granted to a Participant under the Plan shall be available during his or her lifetime only to such Participant or his or her legal representative.

     8.4  Certificate Legend.  Each certificate representing
Restricted Stock granted pursuant to the Plan may bear a legend substantially as follows:

     "The sale or other transfer of the shares of stock represented by this certificate, whether voluntary, involuntary or by operation of law, is subject to certain restrictions on transfer as set forth in MDU
     Resources Group, Inc. 1997 Executive Long-Term
     Incentive Plan, and in a Restricted Stock Award
     Agreement. A copy of such Plan and such Agreement may be obtained from MDU Resources Group, Inc."

     The Company shall have the right to retain the certificates representing Restricted Stock in the Company's possession until such time as all restrictions applicable to such Shares have been satisfied.

     8.5 Removal of Restrictions. Restricted Stock shall become freely transferable by the Participant after the last day of the Period of Restriction applicable thereto. Once Restricted Stock is released from the restrictions, the Participant shall be entitled to have the legend referred to in Section 8.4 removed from his or her stock certificate.

     8.6  Voting Rights.  During the Period of Restriction,
Participants holding Restricted Stock may exercise full voting rights with respect to those Shares.

     8.7 Dividends and Other Distributions. Subject to the Committee's right to determine otherwise at the time of grant, during the Period of Restriction, Participants holding Restricted Stock shall receive all regular cash dividends paid with respect to all Shares while they are so held. All other distributions paid with respect to such Restricted Stock shall be credited to Participants subject to the same restrictions on transferability and forfeitability as the Restricted Stock with respect to which they were paid and shall be paid to the Participant within forty-five (45) days following the full vesting of the Restricted Stock with respect to which such distributions were made.

     8.8 Termination of Employment. Each Restricted Stock Award Agreement shall set forth the extent to which the Participant shall have the right to receive unvested Restricted Stock following termination of the Participant's employment with the Company and its Subsidiaries. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Restricted Stock Award Agreement entered into with Participants, need not be uniform among all grants of Restricted Stock or among Participants and may reflect distinctions based on the reasons for termination of employment.

Article 9. Performance Units and Performance Shares

     9.1 Grant of Performance Units and Performance Shares. Subject to the terms and conditions of the Plan, Performance Units and/or Performance Shares may be granted to an Eligible Employee at any time and from time to time, as shall be determined by the Committee.

     The Committee shall have complete discretion in determining the number of Performance Units and/or Performance Shares granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Awards.

     9.2 Performance Unit/Performance Share Award Agreement. Each grant of Performance Units and/or Performance Shares shall be evidenced by a Performance Unit and/or Performance Share Award Agreement that shall specify the number of Performance Units and/or Performance Shares granted, the initial value (if applicable), the Performance Period, the performance goals and such other provisions as the Committee shall determine, including but not limited to any rights to Dividend Equivalents.

     9.3 Value of Performance Units/Performance Shares. Each Performance Unit shall have an initial value that is established by the Committee at the time of grant. The value of a Performance Share shall be equal to the Fair Market Value of a Share. The Committee shall set performance goals in its discretion which, depending on the extent to which they are met, will determine the number and/or value of Performance Units/Performance Shares that will be paid out to the Participants. The time period during which the performance goals must be met shall be called a "Performance Period."

     9.4 Earning of Performance Units/Performance Shares. After the applicable Performance Period has ended, the holder of Performance Units/Performance Shares shall be entitled to receive a payout with respect to the Performance Units/Performance Shares earned by the Participant over the Performance Period, to be determined as a function of the extent to which the corresponding performance goals have been achieved.

     9.5 Form and Timing of Payment of Performance Units/Performance Shares. Payment of earned Performance Units/Performance Shares shall be made following the close of the applicable Performance Period. The Committee, in its sole discretion, may pay earned Performance Units/Performance Shares in cash or in Shares (or in a combination thereof), which have an aggregate Fair Market Value equal to the value of the earned Performance Units/Performance Shares at the close of the applicable Performance Period. Such Shares may be granted subject to any restrictions deemed appropriate by the Committee.

     9.6 Termination of Employment. Each Performance Unit/Performance Share Award Agreement shall set forth the extent to which the Participant shall have the right to receive a Performance Unit/Performance Share payment following termination of the Participant's employment with the Company and its Subsidiaries during a Performance Period. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Award Agreement entered into with Participants, need not be uniform among all grants of Performance Units/Performance Shares or among Participants and may reflect distinctions based on reasons for termination of employment.

     9.7 Transferability. Except as otherwise determined by the Committee and set forth in the Performance Unit/Performance Share Award Agreement, Performance Units/Performance Shares may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, and a Participant's rights with respect to Performance Units/Performance Shares granted under the Plan shall be available during the Participant's lifetime only to such Participant or the Participant's legal representative.

Article 10.  Other Awards

     The Committee shall have the right to grant other Awards which may include, without limitation, the grant of Shares based on certain conditions, the payment of Shares in lieu of cash, or cash based on performance criteria established by the Committee, and the payment of Shares in lieu of cash under other Company incentive bonus programs. Payment under or settlement of any such Awards shall be made in such manner and at such times as the Committee may determine.

Article 11.  Beneficiary Designation

     Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Company, and will be effective only when filed by the Participant in writing with the Company during the Participant's lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

     The spouse of a married Participant domiciled in a community property jurisdiction shall join in any designation of beneficiary or beneficiaries other than the spouse.

Article 12.  Deferrals

     The Committee may permit a Participant to defer the Participant's receipt of the payment of cash or the delivery of Shares that would otherwise be due to such Participant under the Plan. If any such deferral election is permitted, the Committee shall, in its sole discretion, establish rules and procedures for such payment deferrals.

Article 13.  Rights of Employees

     13.1 Employment. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, for any reason or no reason in the Company's sole discretion, nor confer upon any Participant any right to continue in the employ of the Company.

     13.2 Participation. No Employee shall have the right to be selected to receive an Award under the Plan, or, having been so selected, to be selected to receive a future Award.

Article 14.  Change in Control

     The terms of this Article 14 shall immediately become operative, without further action or consent by any person or entity, upon a Change in Control, and once operative shall supersede and take control over any other provisions of this Plan.

     Upon a Change in Control

     (a) Any and all Options and SARs granted hereunder shall become immediately exercisable;

     (b) Any restriction periods and restrictions imposed on Restricted Shares shall be deemed to have expired and such Restricted Shares shall become immediately vested in full; and

     (c) The target payout opportunity attainable under all outstanding Awards of Performance Units, Performance Shares and other Awards shall be deemed to have been fully earned for the entire Performance Period(s) as of the effective date of the Change in Control. The vesting of all Awards denominated in Shares shall be accelerated as of the effective date of the Change in Control, and there shall be paid out in cash to Participants immediately following the effective date of the Change in Control the full amount of the targeted cash payout opportunities associated with outstanding cash-based Awards.

Article 15.  Amendment, Modification and Termination

     15.1 Amendment, Modification and Termination. The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part, provided that no amendment shall be made which shall increase the total number of Shares which may be issued and sold pursuant to Incentive Stock Options, reduce the minimum exercise price in the case of an Incentive Stock Option or modify the provisions of the Plan relating to eligibility with respect to Incentive Stock Options unless such amendment is made by or with the approval of the stockholders within 12 months of the effective date of such amendment, but only if such approval is required by any applicable provision of law. The Board of Directors of the Company is also authorized to amend the Plan and the Options granted hereunder to maintain qualification as "incentive stock options" within the meaning of Section 422 of the Code, if applicable.

     15.2 Awards Previously Granted. No termination, amendment or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award, unless such termination, modification or amendment is required by applicable law and except as otherwise provided herein.

Article 16.  Withholding

     16.1 Tax Withholding. The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy Federal, state and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to an Award made under the Plan.

     16.2 Share Withholding. With respect to withholding required upon the exercise of Options or SARs, upon the lapse of restrictions on Restricted Stock, or upon any other taxable event arising out of or as a result of Awards granted hereunder, Participants may elect to satisfy the withholding requirement, in whole or in part, by tendering previously-owned Shares or by having the Company withhold Shares having a Fair Market Value on the date the tax is to be determined equal to the statutory total tax which could be imposed on the transaction. All elections shall be irrevocable, made in writing and signed by the Participant.

Article 17. Successors

     All obligations of the Company under the Plan, with respect to Awards granted hereunder, shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation or otherwise, of all or substantially all of the business and/or assets of the Company.

Article 18.  Legal Construction

     18.1 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular and the singular shall include the plural.

     18.2 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     18.3 Requirements of Law. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     18.4 Governing Law. To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with, and governed by, the laws of the State of Delaware.


Approved by the Board of Directors February 7, 1997
Approved by the Stockholders April 22, 1997