Form 10-Q
period 1997-09-30
MDU RESOURCES GROUP INC
filed 1997-11-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                            Schuchart Building
                          918 East Divide Avenue
                       Bismarck, North Dakota 58501
                (Address of principal executive offices)
                               (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997:
29,143,332 shares.

                            INTRODUCTION


    This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

    MDU Resources Group, Inc. (Company) is a diversified natural resource company which was incorporated under the laws of the State of Delaware in 1924. Its principal executive offices are at Schuchart Building, 918 East Divide Avenue, Bismarck, North Dakota 58501, telephone (701) 222-7900.

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


                              INDEX

Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 1997 and 1996

  Consolidated Balance Sheets --
    September 30, 1997 and 1996, and December 31, 1996

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1997 and 1996

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

Exhibits

                              PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MDU RESOURCES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                       Three Months             Nine Months
                                          Ended                  Ended
                                       September 30,          September 30,
                                       1997      1996         1997      1996
                                       (In thousands, except per share amounts)

Operating revenues:
 Electric                            $ 48,031  $ 33,873    $117,074  $102,680
 Natural gas                           34,476    31,752     136,919   120,925
 Construction materials and mining     65,771    51,298     123,854    96,711
 Oil and natural gas production        15,421    16,836      51,044    50,185
                                      163,699   133,759     428,891   370,501
Operating expenses:
 Fuel and purchased power              11,255    10,311      33,655    32,527
 Purchased natural gas sold             9,870     3,670      46,988    31,013
 Operation and maintenance             90,479    68,087     205,148   164,932
 Depreciation, depletion and
   amortization                        16,869    15,374      46,943    46,045
 Taxes, other than income               6,202     5,596      17,928    16,980
                                      134,675   103,038     350,662   291,497
Operating income:
 Electric                               9,646     8,036      22,362    22,006
 Natural gas distribution              (2,339)   (2,670)      4,706     4,525
 Natural gas transmission               6,745    10,731      21,335    22,577
 Construction materials and mining      9,650     8,805      10,669    12,530
 Oil and natural gas production         5,322     5,819      19,157    17,366
                                       29,024    30,721      78,229    79,004

Other income -- net                     1,274     1,787       3,982     4,828
Interest expense                        7,783     7,708      21,916    21,447
Costs on natural gas repurchase
  commitment                             (125)   22,517       1,010    25,356
Income before income taxes             22,640     2,283      59,285    37,029
Income taxes                            8,445    (6,212)     21,753     6,799
Net income                             14,195     8,495      37,532    30,230
Dividends on preferred stocks             196       196         586       591
Earnings on common stock             $ 13,999  $  8,299    $ 36,946  $ 29,639
Earnings per common share            $    .48  $    .29    $   1.28  $   1.04
Dividends per common share           $  .2875  $  .2775    $  .8425  $  .8225
Average common shares outstanding      29,051    28,477      28,796    28,477

  The accompanying notes are an integral part of these consolidated statements.


                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                   September 30,   September 30,  December 31,
                                        1997           1996          1996
                                                 (In thousands)
ASSETS
Property, plant and equipment:
 Electric                              $  560,007     $  543,542     $  546,477
 Natural gas distribution                 169,005        163,925        164,843
 Natural gas transmission                 283,505        269,561        273,775
 Construction materials and mining        238,742        174,224        173,663
 Oil and natural gas production           232,736        207,443        211,555
                                        1,483,995      1,358,695      1,370,313

 Less accumulated depreciation,
   depletion and amortization             655,210        609,137        617,724
                                          828,785        749,558        752,589
Current assets:
 Cash and cash equivalents                 66,164         32,668         47,799
 Receivables                               71,229         54,175         73,187
 Inventories                               45,391         31,646         27,361
 Deferred income taxes                     22,327         24,560         26,011
 Prepayments and other current
   assets                                  28,796         11,771         17,300
                                          233,907        154,820        191,658
Natural gas available under
 repurchase commitment                     15,674         51,682         37,233
Investments                                18,537         51,987         53,501
Deferred charges and other assets          63,621         56,894         54,192
                                       $1,160,524     $1,064,941     $1,089,173

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Shares outstanding --
    29,078,507, $3.33 par value at
   September 30, 1997, and 28,476,981, $3.33
   par value at December 31, 1996 and
   September 30, 1996                  $   96,831     $   94,828     $   94,828
 Other paid in capital                     75,466         64,305         64,305
 Retained earnings                        204,212        184,400        191,541
                                          376,509        343,533        350,674
 Preferred stock subject to mandatory
   redemption requirements                  1,800          1,900          1,800
 Preferred stock redeemable at option
   of the Company                          15,000         15,000         15,000
 Long-term debt                           322,998        269,643        280,666
                                          716,307        630,076        648,140

Commitments and contingencies                 ---            ---            ---

Current liabilities:
 Short-term borrowings                     16,038          2,865          3,950
 Accounts payable                          39,106         30,704         31,580
 Taxes payable                              6,223          6,788          8,683
 Other accrued liabilities,
   including reserved revenues            101,390         88,835        100,938
 Dividends payable                          8,555          8,099          8,099
 Long-term debt and preferred
   stock due within one year                8,792          5,837         11,854
                                          180,104        143,128        165,104
Natural gas repurchase commitment          32,632         87,544         66,294

Deferred credits:
 Deferred income taxes                    121,563        112,893        116,208
 Other                                    109,918         91,300         93,427
                                          231,481        204,193        209,635
                                       $1,160,524     $1,064,941     $1,089,173

  The accompanying notes are an integral part of these consolidated statements.


                               MDU RESOURCES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                             1997       1996
                                                             (In thousands)

Operating activities:
  Net income                                                $37,532    $30,230
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                 46,943     46,045
    Deferred income taxes and investment tax credit -- net    9,282      3,797
    Recovery of deferred natural gas contract litigation
      settlement costs, net of income taxes                   3,130      4,793
    Write-down of natural gas available under repurchase
      commitment, net of income taxes (Note 5)                  ---     11,364
    Changes in current assets and liabilities --
      Receivables                                            16,569      7,786
      Inventories                                            (8,352)    (7,697)
      Other current assets                                  (10,496)     6,593
      Accounts payable                                        2,028      8,443
      Other current liabilities                               5,269    (18,581)
    Other noncurrent changes                                   (111)    (7,632)

  Net cash provided by operating activities                 101,794     85,141

Financing activities:
  Net change in short-term borrowings                         6,777      2,265
  Issuance of long-term debt                                 53,129     64,150
  Repayment of long-term debt                               (21,488)   (43,149)
  Issuance of common stock                                   10,059        ---
  Retirement of natural gas repurchase commitment           (49,361)      (656)
  Dividends paid                                            (24,861)   (24,014)

  Net cash used in financing activities                     (25,745)    (1,404)

Investing activities:
  Capital expenditures including
    acquisitions of businesses --
    Electric                                                (11,945)   (10,980)
    Natural gas distribution                                 (6,155)    (4,692)
    Natural gas transmission                                 (7,260)    (5,504)
    Construction materials and mining                       (36,005)   (23,288)
    Oil and natural gas production                          (22,561)   (45,705)
                                                            (83,926)   (90,169)
  Net proceeds from sale or disposition of property           2,665     10,986
  Net capital expenditures                                  (81,261)   (79,183)
  Sale of natural gas available under
    repurchase commitment                                    25,928        515
  Investments                                                (2,351)    (5,799)

  Net cash used in investing activities                     (57,684)   (84,467)

  Increase (decrease) in cash and cash equivalents           18,365       (730)
  Cash and cash equivalents -- beginning of year             47,799     33,398

  Cash and cash equivalents -- end of period                $66,164    $32,668

   The accompanying notes are an integral part of these consolidated statements.


                        MDU RESOURCES GROUP, INC.
                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS

                      September 30, 1997 and 1996
                              (Unaudited)

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

        On June 26, 1997, the Federal District Court issued its order awarding Moncrief damages of approximately $15.6 million. On July 25, 1997, the Federal District Court issued an order limiting Moncrief's reimbursable costs to post-judgment interest, instead of both pre- and post-judgment interest as Moncrief had sought. On August 25, 1997, Moncrief filed a notice of appeal with the United States Court of Appeals for the Tenth Circuit related to the Federal District Court's orders. On September 2, 1997, Williston Basin and the Company filed a notice of cross-appeal.

        Williston Basin believes that it is entitled to recover from ratepayers virtually all of the costs ultimately incurred, as a result of these orders, as gas supply realignment transition costs pursuant to the provisions of the Federal Energy Regulatory Commission's (FERC) Order 636. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

   Apache Corporation/Snyder Oil Corporation --

        In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota District Court, Northwest Judicial District (Court), against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers who had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company. Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have recently provided alleged damages under differing theories ranging up to $6.2 million without interest. A motion to intervene in the case by several other producers, all of whom had contracts with Koch but not with Williston Basin, was denied in December 1996. The Trial before the Court was completed on November 6, 1997. Williston Basin and the Company are awaiting a decision from the Court.

        In a related matter, on March 14, 1997, a suit was filed by nine other producers, several of whom had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the Company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been specified.

        The above claims in Williston Basin's opinion, are without merit and overstated. If any amounts are ultimately found to be due the plaintiffs, Williston Basin plans to file with the FERC for recovery from ratepayers.

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

        In September 1996, the Co-owners notified the Company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By order dated April 25, 1997, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price, of approximately $50 million or more. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. By letter dated May 14, 1997, Knife River requested permission to move for summary judgment which permission was granted by the arbitration panel over objections of the Co-owners. Knife River filed its summary judgment motion on July 21, 1997, which motion was denied on October 29, 1997. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

   Environmental Litigation --

        For a description of litigation filed by Unitek
Environmental Services, Inc. against Hawaiian Cement, see Note 6 -- Environmental matters.

4. Regulatory matters and revenues subject to refund

        Williston Basin has pending with the FERC a general natural gas rate change application implemented in 1992. In July 1995, the FERC issued an order relating to Williston Basin's 1992 rate change application. In August 1995, Williston Basin filed, under protest, tariff sheets in compliance with the FERC's order, with rates which went into effect on September 1, 1995. Williston Basin requested rehearing of certain issues addressed in the order. In July 1996, the FERC issued an order granting in part and denying in part Williston Basin's rehearing request. The FERC also remanded the issue of return on equity for further hearings. A hearing on this matter was held in August 1996. Williston Basin also appealed certain issues contained in the FERC's orders to the U. S. Court of Appeals for the D. C. Circuit (D. C. Circuit Court). On May 9, 1997, the D. C. Circuit Court dismissed Williston Basin's petition for rehearing without prejudice to refiling the petition at the completion of the rehearing process before the FERC. On June 11, 1997, the FERC issued an order on the issue of return on equity.
In its order, the FERC changed its prior position and used the long-term growth rate for the economy as a whole as measured by the gross domestic product in determining return on equity. As a result, the FERC found Williston Basin's allowed return on equity should be 11.73 percent instead of the 12.20 percent previously authorized. On July 11, 1997, Williston Basin requested rehearing of the FERC's determination relative to return on equity. A compliance filing was made on July 25, 1997, pursuant to the FERC's June 11, 1997 order. On October 16, 1997, the FERC issued an order denying Williston Basin's July 11, 1997 rehearing request. On October 20, 1997, Williston Basin appealed the FERC's October 16, 1997 order to the D.C. Circuit Court.

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

        Beginning in October 1992, as a result of prevailing natural gas prices, Williston Basin began to sell and transport a portion of the natural gas held under the repurchase commitment. Through the second quarter of 1996, 17.8 MMdk of this natural gas had been sold. However, in the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and natural gas sales occurring at that time, wrote down the remaining 43.0 MMdk of this gas to its then current market value. The value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at then current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The recognition of the then current market value of this natural gas facilitated the sale by Williston Basin of 27.0 MMdk from the date of the write-down through September 30, 1997, and should allow Williston Basin to market the remaining 16.0 MMdk on a sustained basis enabling Williston Basin to liquidate this asset over approximately the next four years.

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

7. Cash flow information

        Cash expenditures for interest and income taxes were as
follows:
                                                    Nine Months Ended
                                                       September 30,
                                                       1997        1996
                                                      (In thousands)

   Interest, net of amount capitalized              $16,865     $20,350
   Income taxes                                     $18,235     $23,611

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

                                    Three Months         Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
Business                             1997     1996       1997     1996
Electric                          $   4.4   $  3.4   $    8.7  $   8.7
Natural gas distribution             (2.0)    (2.1)       1.3      1.3
Natural gas transmission              3.0     (3.7)       8.9      (.2)
Construction materials and
  mining                              5.6      5.9        6.8      8.9
Oil and natural gas production        3.0      4.8       11.2     10.9
Earnings on common stock          $  14.0   $  8.3   $   36.9  $  29.6

Earnings per common share         $   .48   $  .29   $   1.28  $  1.04

Return on average common
  equity for the 12 months
  ended                                                 14.4%    12.2%

    Earnings for the quarter ended September 30, 1997, were up $5.7 million from the comparable period a year ago due, in large part, to the 1996 write-down to the then current market price of the natural gas available under the repurchase commitment. The write-down, which approximated $21.1 million, or $12.9 million after tax, was significantly offset by the reversal of certain reserves for tax and other contingencies at the natural gas transmission and oil and natural gas production businesses, aggregating $7.4 million and $1.8 million after tax, respectively. The net effect of these 1996 items resulted in a $3.7 million, or 13 cents per common share, net charge to earnings for the quarter ended September 30, 1996. Earnings from International Line Builders, Inc. and High Line Equipment, Inc., line construction services companies acquired on July 1, 1997, and increased retail sales at the electric business contributed to the earnings increase. Increased volumes transported, gains realized on the sale of natural gas held under the repurchase commitment with Frontier Gas Storage Company and decreased carrying costs associated with the repurchase commitment, all at the natural gas transmission business, also added to the earnings improvement. Decreased earnings at the construction materials and mining business somewhat offset the earnings increase. The decrease in earnings at the construction materials and mining business was due to increased operation expenses resulting from higher stripping costs at the Beulah Mine, somewhat offset by higher aggregate and ready-mixed concrete sales and increased construction revenues. A decline in average oil prices, somewhat offset by higher average natural gas prices, at the oil and natural gas production business also partially offset the earnings increase. In addition, increased operating expenses at the natural gas transmission business due to timing-related increases in well maintenance and higher production royalties due to a royalty settlement with the United States Mineral Management Service (MMS) somewhat offset the earnings improvement.

    Earnings for the nine months ended September 30, 1997, were up $7.3 million from the comparable period a year ago due, in large part, to the net effect of the 1996 write-down to the then current market price of the natural gas available under the repurchase commitment and the reversal of certain reserves for tax and other contingencies, as previously described. Increased volumes transported, increased natural gas production and prices, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs associated with the repurchase commitment, all at the natural gas transmission business, also contributed to the increase in earnings. Higher average natural gas prices, somewhat offset by lower natural gas production, at the oil and natural gas production business added to the earnings improvement. In addition, earnings from International Line Builders, Inc. and High Line Equipment, Inc. added to the increase in earnings. Increased maintenance expenses at the electric business, due to a ten-week maintenance outage at the Coyote Station and repair costs associated with an April blizzard which occurred primarily in North Dakota, partially offset the increase in earnings. Lower sales at the natural gas distribution business due to 8 percent warmer weather than the comparable period a year ago, offset in part by decreased operation expenses due to lower payroll-related costs, somewhat offset the earnings increase. Decreased earnings at the construction materials and mining business also partially offset the earnings improvement. The earnings decline at the construction materials and mining business was due to reduced coal sales to the Coyote Station relating to the previously mentioned Coyote maintenance outage and increased acquisition-related interest expense, offset in part by increased aggregate and ready-mixed concrete sales and increased construction revenues. In addition, increased operating expenses at the natural gas transmission business resulting from higher production royalties due to the MMS royalty settlement and increased production and prices, somewhat offset the earnings improvement.

                   ________________________________


    Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Electric Operations

                                    Three Months         Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
                                     1997     1996       1997     1996
Operating revenues:
  Retail sales                    $  33.2   $ 31.9   $   97.5  $  95.2
  Sales for resale and other          2.7      2.0        7.5      7.5
  Line construction services         12.1      ---       12.1      ---
                                     48.0     33.9      117.1    102.7
Operating expenses:
  Fuel and purchased power           11.3     10.3       33.7     32.5
  Operation and maintenance          20.3      9.6       42.0     30.2
  Depreciation, depletion and
    amortization                      4.4      4.3       13.1     12.8
  Taxes, other than income            2.3      1.7        5.9      5.2
                                     38.3     25.9       94.7     80.7

Operating income                      9.7      8.0       22.4     22.0

Retail sales (kWh)                  517.6    509.7     1526.3  1,527.2
Sales for resale (kWh)               70.6     56.1      231.3    289.5
Cost of fuel and purchased
  power per kWh                   $  .018   $ .017   $   .018  $  .017

Natural Gas Distribution Operations

                                    Three Months         Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
                                     1997     1996       1997     1996
Operating revenues:
  Sales                           $  16.1   $ 14.0   $   97.5  $ 101.0
  Transportation and other             .7       .7        2.5      2.5
                                     16.8     14.7      100.0    103.5
Operating expenses:
  Purchased natural gas sold          9.6      7.5       65.0     68.1
  Operation and maintenance           6.8      7.1       22.0     22.7
  Depreciation, depletion and
    amortization                      1.8      1.7        5.3      5.2
  Taxes, other than income             .9      1.0        3.0      3.0
                                     19.1     17.3       95.3     99.0

Operating income                     (2.3)    (2.6)       4.7      4.5

Volumes (dk):
  Sales                               2.7      2.7       23.4     24.6
  Transportation                      2.1      1.8        6.8      6.2
Total throughput                      4.8      4.5       30.2     30.8

Degree days (% of normal)           91.0%   122.3%     104.4%   113.9%
Average cost of natural gas,
  including transportation,
  per dk                          $  3.57   $ 2.78   $   2.77  $  2.76

Natural Gas Transmission Operations

                                   Three Months         Nine Months
                                       Ended               Ended
                                   September 30,       September 30,
                                   1997*     1996      1997*     1996
Operating revenues:
  Transportation                 $ 12.2**  $ 17.6** $  39.0**  $ 45.0**
  Storage                           2.7       2.6       7.8       8.0
  Energy marketing                  5.9       ---      18.7       ---
  Natural gas production and
    other                           1.3       1.7       5.3       5.0
                                   22.1      21.9      70.8      58.0
Operating expenses:
  Purchased gas sold                4.4       ---      14.4       ---
  Operation and maintenance         7.8**     8.5**    27.4**    27.0**
  Depreciation, depletion and
    amortization                    1.9       1.6       3.7       5.1
  Taxes, other than income          1.3       1.1       4.0       3.3
                                   15.4      11.2      49.5      35.4

Operating income                    6.7      10.7      21.3      22.6

Volumes (dk):
  Transportation--
    Montana-Dakota                  9.0      10.0      26.6      33.3
    Other                          15.3       8.0      39.0      24.6
                                   24.3      18.0      65.6      57.9
  Produced (Mdk)                  1,709     1,514     5,120     4,390

  * Effective January 1, 1997, Prairielands became a wholly owned subsidiary of Williston Basin. Consolidated financial results are presented for 1997. In 1996, Prairielands' financial results were included with the natural gas distribution business.

 ** Includes amortization and
    related recovery of deferred
    natural gas contract
    buy-out/buy-down and gas
    supply realignment costs.    $   .4    $  2.4   $   5.1    $  7.7

Construction Materials and Mining Operations***

                                   Three Months         Nine Months
                                       Ended               Ended
                                   September 30,       September 30,
                                   1997      1996      1997      1996
Operating revenues:
  Construction materials         $ 58.8    $ 44.3   $ 105.7    $ 73.3
  Coal                              7.0       7.0      18.2      23.4
                                   65.8      51.3     123.9      96.7
Operating expenses:
  Operation and maintenance        52.3      39.8     103.3      76.6
  Depreciation, depletion and
    amortization                    3.1       1.9       7.8       5.1
  Taxes, other than income           .8        .8       2.1       2.5
                                   56.2      42.5     113.2      84.2

Operating income                    9.6       8.8      10.7      12.5

Sales (000's):
  Aggregates (tons)               2,057     1,510     3,752     2,511
  Asphalt (tons)                    362       344       612       509
  Ready-mixed concrete
    (cubic yards)                   177       119       358       250
  Coal (tons)                       593       619     1,571     2,092

*** Prior to August 1, 1997, financial results did not include information related to Knife River's ownership interest in Hawaiian Cement, 50 percent of which was acquired in September 1995, and was accounted for under the equity method. On July 31, 1997, Knife River acquired the remaining 50 percent interest and subsequent to that date financial results include 100 percent of Hawaiian Cement's operating results.

Oil and Natural Gas Production Operations

                                    Three Months         Nine Months
                                        Ended               Ended
                                    September 30,       September 30,
                                     1997     1996       1997     1996
Operating revenues:
  Oil                             $   8.3   $ 10.0   $   27.4  $  28.4
  Natural gas                         7.1      6.8       23.6     21.8
                                     15.4     16.8       51.0     50.2
Operating expenses:
  Operation and maintenance           3.5      4.1       11.9     11.9
  Depreciation, depletion and
    amortization                      5.7      5.8       17.1     17.9
  Taxes, other than income             .9      1.1        2.9      3.0
                                     10.1     11.0       31.9     32.8

Operating income                      5.3      5.8       19.1     17.4

Production (000's):
  Oil (barrels)                       523      540      1,568    1,610
  Natural gas (Mcf)                 3,236    3,426     10,002   10,582

Average sales price:
  Oil (per barrel)                $ 15.98   $18.33   $  17.48  $ 17.43
  Natural gas (per Mcf)              2.19     1.98       2.36     2.06

    Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended September 30, 1997 and 1996

Electric Operations

    Operating income at the electric business increased primarily due to higher retail sales and sales for resale revenue. Retail sales revenue increased due to higher sales to residential and commercial customers resulting from both increased customers and warmer weather than a year ago. Increased rates in Wyoming reflecting recovery of costs associated with the new power supply contract with Black Hills Power and Light Company beginning January 1, 1997, also added to the operating revenue increase. Increased sales for resale volumes at higher rates due to improved market conditions contributed to the sales for resale revenue improvement. The increase in line construction services revenue and the related increases in operation and maintenance expense and taxes other than income result from International Line Builders, Inc. and High Line Equipment, Inc., line construction services companies acquired on July 1, 1997. Maintenance expense also increased due to the timing of costs associated with a ten-week maintenance outage at the Coyote Station which occurred in the second quarter of 1997 and was offset in part by 1996 costs resulting from maintenance work at the Lewis and Clark Station. Increased fuel and purchased power costs, resulting from increased purchased power demand charges and changes in generation mix between higher cost versus lower cost generating stations, also partially offset the operating income improvement. The increase in demand charges was related to the previously discussed new power supply contract.

    Earnings for the electric business increased due to the operating income improvement. Increased income taxes partially offset the increase in operating income. Earnings attributable to the line construction services companies were $458,000.

Natural Gas Distribution Operations

    Operating income improved at the natural gas distribution business as a result of decreased operations expense, primarily due to lower payroll-related costs. The increase in sales revenue resulted from the pass-through of higher average natural gas costs.


    Natural gas distribution earnings improved due to the increase in operating income and lower income taxes.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business decreased primarily due to a decline in transportation revenues. Transportation revenues decreased due to the September 1996 reversal of certain reserves for regulatory contingencies of $4.2 million ($2.6 million after tax). Also reducing transportation revenue were decreased recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs and lower average transportation rates. Increased volumes transported to both on- and off-system markets and to storage partially offset the transportation revenue decline. Sales of natural gas held under the repurchase commitment were 3.9 MMdk, primarily volumes sold in place and to off-system markets. Higher taxes other than income, primarily property taxes, also added to the decrease in operating income. The increases in energy marketing revenue, purchased natural gas sold and depreciation, depletion and amortization result from Prairielands becoming a wholly owned subsidiary effective January 1, 1997. Natural gas production revenues for 1997 excluding the effect of intercompany eliminations of $632,000 improved as a result of both higher volumes produced and increased prices partially offsetting the operating income decline. Lower operation expenses, primarily reduced amortization of deferred natural gas contract buy-out/buy-down and gas supply realignment costs, partially offset by timing-related increases in well maintenance and higher production royalties due to the MMS royalty settlement, somewhat offset the operating income decline.

    Earnings for this business increased due to the September 1996 $21.1 million ($12.9 million after tax) write-down to the then current market price of the natural gas available under the repurchase commitment. Gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on this gas stemming from lower average borrowings also added to the earnings increase. Increased income taxes due to the reversal of certain income tax reserves aggregating $4.8 million in September 1996 and decreased operating income both partially offset the earnings improvement.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $1.6 million largely due to higher revenues. The revenue improvement is due to revenues realized as a result of the acquisitions of Orland Asphalt in February 1997 and the remaining 50% interest in Hawaiian Cement on July 31, 1997. Revenues at most other construction materials operations increased as a result of higher aggregate and ready-mixed concrete sales and increased construction revenues, all due to increased demand, and increased average asphalt and aggregate prices due to changes in sales mix. The increase in operation and maintenance and depreciation expenses was due in part to expenses associated with the above acquisitions. Operation and maintenance expenses also increased at the other construction materials operations due to the higher aggregate and ready-mixed concrete volumes sold and increased asphalt costs.

Coal Operations --

    Operating income for the coal operations decreased $810,000 due to higher operation expenses. The operation expense increase results from higher stripping and reclamation costs at the Beulah Mine. Coal revenues remained unchanged from last year as a decline in tons sold to the Coyote Station, resulting from limitations on power deliveries due to off-system storm-damaged transmission lines, was offset by higher average sales prices due to price increases at the Beulah Mine.

Consolidated --

    Earnings declined largely due to the decrease in coal operating income and Other income -- net. The decrease in Other income -- net was due to the purchase of the remaining 50% interest in Hawaiian Cement. Prior to August 1, 1997, Knife River's 50 percent ownership interest in Hawaiian Cement was accounted for under the equity method. However, on July 31, 1997, Knife River acquired the remaining 50 percent interest in Hawaiian Cement and Hawaiian Cement's operating results are now included in the consolidated financial results. The increase in construction materials operating income somewhat offset the earnings decline.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased primarily as a result of lower oil revenues.
Oil revenue decreased as a result of a $1.4 million decline due to lower average prices combined with a $271,000 decrease due to lower production. Increased natural gas revenues partially offset the oil revenue decline. Higher average natural gas prices resulted in a $696,000 revenue improvement but were somewhat offset by a $416,000 decline due to lower natural gas production. Decreased operation and maintenance expenses, primarily lower administrative costs associated with a working interest agreement and decreased well maintenance, partially offset the operating income decline. Decreased taxes other than income, mainly decreased production taxes resulting from lower oil prices, also somewhat offset the decrease in operating income.

    Earnings for this business unit decreased due to increased income taxes and lower operating income. The increase in income taxes resulted primarily from the reversal of certain tax reserves aggregating $1.8 million in September 1996.

Nine Months Ended September 30, 1997 and 1996

Electric Operations

    Operating income at the electric business increased primarily due to increased retail sales revenue resulting from increased rates in Wyoming reflecting recovery of costs associated with the new power supply contract with Black Hills Power and Light Company beginning January 1, 1997. Sales for resale and other revenues were unchanged from last year. Increased wheeling revenue was offset by a decline in sales for resale revenue. Sales for resale revenue decreased due to lower sales resulting from reduced generating station availability caused by the Coyote Station maintenance outage combined with weak market conditions and limitations on power deliveries due to off-system storm-damaged transmission lines. Higher average realized rates somewhat offset the decline in sales for resale revenues. Increases in line construction services revenue and related increases in operation and maintenance expense and taxes other than income resulted from International Line Builders, Inc. and High Line Equipment, Inc., which were acquired on July 1, 1997. Power generation maintenance expense increased due to $1.9 million in costs resulting from a ten-week maintenance outage at the Coyote Station in 1997 and was somewhat offset by 1996 costs resulting from maintenance work at the Lewis and Clark Station. Higher transmission and distribution maintenance expense, due to the repair of damages associated with the April 1997 blizzard, also added to the increase in maintenance expense. Increased fuel and purchased power costs, largely increased purchase power demand charges and changes in generation mix between higher cost versus lower cost generating stations, partially offset the operating income increase. The increase in demand charges is related to the aforementioned new power supply contract.

    Earnings for the electric business were unchanged from last year. The operating income increase was offset by increased interest expense due to higher average short-term debt balances. Earnings attributable to the line construction services companies acquired on July 1, 1997, were $458,000.

Natural Gas Distribution Operations

    Operating income increased at the natural gas distribution business as a result of decreased operations expense due to lower payroll-related costs. A decrease in sales revenue partially offset the operating income improvement. Reduced weather-related sales of 1.2 million decatherms, primarily the result of warmer winter weather in the first quarter, was the principal factor contributing to the sales revenue decline. A general rate increase placed into effect in Montana in May 1996, partially offset the decrease in sales revenue. The effects of higher volumes transported, primarily to large industrial customers, were offset by lower average transportation rates.

    Natural gas distribution earnings were unchanged from last year. The operating income improvement and decreased interest expense and increased return on gas in storage and prepaid demand balances (included in Other income -- net) were largely offset by increased income taxes and gains realized in 1996 on the disposal of property. The decrease in net interest expense resulted from reduced carrying costs on natural gas costs refundable through rate adjustments due to lower refundable balances.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business decreased primarily due to lower transportation revenues. Transportation revenues decreased due to the September 1996 reversal of certain reserves for regulatory contingencies of $4.2 million ($2.6 million after tax). In addition, reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs and lower average transportation rates contributed to the decrease in transportation revenue. Transportation revenues also decreased due to additional reserved revenues provided, with a corresponding reduction in depreciation expense, as a result of FERC orders relating to a 1992 general rate proceeding. The FERC required a reduction in average depreciation rates which had been reflected in the average transportation rates charged to customers. Increased volumes transported to off-system markets, due to sales of natural gas held under the repurchase commitment, and to storage, were partially offset by lower on-system transportation, somewhat reducing the transportation revenue decline. Sales of natural gas held under the repurchase commitment were 16.8 MMdk, primarily volumes sold to off-system markets and in place. Taxes other than income increased due to increased production taxes also contributing to the operating income decline. Increased natural gas production revenues resulting from both higher volumes produced and increased prices partially offset the decrease in operating income. The increases in energy marketing revenue, purchased natural gas sold and operation and maintenance expense result from Prairielands becoming a wholly owned subsidiary effective January 1, 1997. Operation expenses, excluding Prairielands, decreased due to reduced amortization of deferred natural gas contract buy-out/buy-down and gas supply realignment costs offset in part by higher royalties due to both the MMS royalty settlement and increased production and prices.

    Earnings for this business increased due to the September 1996 $21.1 million ($12.9 million after tax) write-down to the then current market price of the natural gas available under the repurchase commitment. Gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on this gas stemming from lower average borrowings also added to the earnings increase. Increased income taxes due to the reversal of certain income tax reserves aggregating $4.8 million in September 1996 and decreased operating income both partially offset the earnings improvement.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $1.9 million due to higher revenues primarily resulting from the acquisitions of Baldwin Contracting Company, Inc. in April 1996, Medford Ready Mix, Inc. in June 1996, Orland Asphalt in February 1997, and the remaining 50% interest in Hawaiian Cement acquired in July 1997. Revenues at other construction materials operations increased as a result of higher aggregate and ready-mixed concrete sales, increased construction revenues, and higher asphalt prices. The increase in operation and maintenance and depreciation expenses was largely due to expenses associated with the previously mentioned acquisitions. Operation and maintenance expenses also increased at the other construction materials operations due to higher aggregate and ready-mixed concrete volumes sold.

Coal Operations --

    Operating income for the coal operations decreased $3.7 million primarily due to decreased revenues resulting from lower sales of 539,000 tons to the Coyote Station largely due to the ten-week maintenance outage. Higher average sales prices due to price increases at the Beulah Mine partially offset the reduced coal revenues. Decreased operation and maintenance and reclamation expenses, and taxes other than income, all primarily due to the decrease in volumes sold, somewhat offset the operating income decline. An increase in stripping costs at the Beulah Mine partially offset the operation expense decline.

Consolidated --

    Earnings declined due to decreased operating income at the coal business. Decreased Other income -- net resulting from the purchase of the remaining 50 percent interest in Hawaiian Cement acquired in July 1997, as previously described in the three months discussion, also added to the earnings decline. In addition, higher interest expense resulting mainly from increased long-term debt due to the aforementioned acquisitions also added to the decrease in earnings. Increased construction materials operating income and an insurance settlement received related to the Unitek litigation, partially offset the earnings decline.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business increased primarily as a result of higher natural gas revenues. The increase in natural gas revenue resulted from a $3.2 million improvement due to higher average prices somewhat offset by a $1.4 million decrease due to lower production. Decreased oil revenue somewhat offset the natural gas revenue increase. The decline in oil revenue was due to a $734,000 decrease resulting from lower production and a $262,000 decline due to lower average oil prices. Decreased depreciation, depletion and amortization, largely the result of lower production, also added to the increase in operating income.

    Earnings for this business unit increased due to the operating income improvement and decreased interest expense due to lower average long-term debt balances. Increased income taxes largely offset the earnings improvement. The increase in income taxes resulted from the reversal of certain tax reserves aggregating $1.8 million in September 1996 somewhat offset by higher tax credits in 1997.

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

Liquidity and Capital Commitments

    Montana-Dakota's net capital needs for 1997 are estimated at $26 million for net capital expenditures and $30.4 million for the retirement of long-term securities. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its net capital expenditures and securities retirements from internal sources, through the use of its $30 million revolving credit and term loan agreement, $30 million of which was outstanding at September 30, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions.
In October 1997, the Company redeemed $20 million of its 9 1/8% Series first mortgage bonds, due October 1, 2016. The funds required to retire the 9 1/8% Series first mortgage bonds were provided by the issuance of $30 million in Secured Medium-Term Notes on September 30, 1997.

    Williston Basin's 1997 net capital needs are estimated at $11.7 million for net capital expenditures and $454,000 for the retirement of long-term securities. Williston Basin expects to meet its net capital expenditures and securities retirements for 1997 with a combination of internally generated funds, short-term lines of credit aggregating $40.6 million, $250,000 of which was outstanding at September 30, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions.

    Knife River's 1997 net capital expenditures are estimated at $40.4 million, including those expended for the acquisition of Orland Asphalt and the remaining 50 percent interest in Hawaiian Cement. It is anticipated that these net capital expenditures will be met through funds generated from internal sources, short-term lines of credit aggregating $26 million, $3.6 million of which was outstanding at September 30, 1997, a revolving credit agreement of $85 million, $74.2 million of which was outstanding at September 30, 1997, and the issuance of long-term debt and the Company's equity securities. On July 31, 1997, amounts available under the short-term lines of credit increased from $11 million to $26 million.

    Fidelity Oil's 1997 net capital expenditures related to its oil and natural gas acquisition, development and exploration program are estimated at $35 million. It is anticipated that Fidelity's 1997 net capital expenditures will be met from internal sources and existing long-term credit facilities. Fidelity's borrowing base, which is based on total proved reserves, is currently $65 million. This consists of $20 million of issued notes, $10 million in an uncommitted note shelf facility, and a $35 million revolving line of credit, $2.0 million of which was outstanding at September 30, 1997.

    Other corporate net capital expenditures for 1997 are estimated at $11.9 million, including those expended for the acquisitions of International Line Builders, Inc. and High Line Equipment, Inc. These capital expenditures are anticipated to be met through the issuance of long-term debt, short-term lines of credit aggregating $2.8 million, $2.2 million of which was outstanding at September 30, 1997, and the Company's equity securities.

    The Company utilizes its short-term lines of credit aggregating $50 million, $10 million of which was outstanding on September 30, 1997, and its $30 million revolving credit and term loan agreement, $30 million of which was outstanding at September 30, 1997, as previously described, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. On July 31, 1997, amounts available under the short-term lines of credit were increased from $40 million to $50 million.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 1997, the Company could have issued approximately $230 million of additional first mortgage bonds.

    The Company's coverage of combined fixed charges and preferred dividends was 3.33 and 2.67 times for the twelve months ended September 30, 1997, and December 31, 1996, respectively. Additionally, the Company's first mortgage bond interest coverage was 4.8 and 5.4 times for the twelve months ended September 30, 1997, and December 31, 1996, respectively. Common stockholders' investment as a percent of total capitalization was 53% and 54% at September 30, 1997, and December 31, 1996, respectively.

                     PART II -- OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

           On July 1, 1997 and November 7, 1997, the Company issued to Mr. Marley D. Martin 160,804 shares and 64,825 shares, respectively, of Common Stock, $3.33 par value, to acquire all of the issued and outstanding capital stock of International Line Builders, Inc. (ILB) and High Line Equipment, Inc. (HLE) held by Marley D. Martin, the sole stockholder of ILB and HLE capital stock. The Common Stock, issued by the Company was issued in a private sale exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933. Mr. Martin represented to the Company that he is an accredited investor and that he is holding the Company's Common Stock as an investment and not with a view to distribution.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               12     Computation of Ratio of Earnings to Fixed
                      Charges and Combined Fixed Charges and
                      Preferred Dividends
               27     Financial Data Schedule

          b)   Reports on Form 8-K

               None.


                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MDU RESOURCES GROUP, INC.




DATE   November 12, 1997                 BY /s/ Warren L. Robinson
                                         Warren L. Robinson
                                         Vice President, Treasurer
                                           and Chief Financial Officer



                                         BY /s/ Vernon A. Raile
                                         Vernon A. Raile
                                         Vice President, Controller and
                                           Chief Accounting Officer




                             EXHIBIT INDEX

Exhibit No.

12     Computation of Ratio of Earnings to Fixed
       Charges and Combined Fixed Charges and
       Preferred Dividends

27     Financial Data Schedule