Form 10-K
period 1997-12-31
MDU RESOURCES GROUP INC
filed 1998-03-06
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997
                                  OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ____________
                     Commission file number 1-3480
                       MDU Resources Group, Inc.
        (Exact name of registrant as specified in its charter)
                    Delaware                        41-0423660
       (State or other jurisdiction of (I.R.S. Employer Identification No.)
         incorporation or organization)
               Schuchart Building
             918 East Divide Avenue                   58501
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998: $901,622,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 27, 1998: 29,143,332 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

1. Pages 25 through 51 of the Annual Report to Stockholders for 1997, incorporated in Part II, Items 6 and 8 of this Report.
2. Proxy Statement, dated March 9, 1998, incorporated in Part III, Items 10, 11, 12 and 13 of this Report.

                             CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Montana-Dakota Utilities Co. --
     Electric Generation, Transmission and Distribution
     Retail Natural Gas and Propane Distribution
   Williston Basin Interstate Pipeline Company
   Knife River Corporation --
     Construction Materials Operations
     Coal Operations
     Consolidated Construction Materials and Mining
       Operations
   Fidelity Oil Group

 Item 3 --   Legal Proceedings

 Item 4 --   Submission of Matters to a Vote of
             Security Holders

PART II

 Item 5 --   Market for the Registrant's Common Stock and
             Related Stockholder Matters

 Item 6 --   Selected Financial Data

 Item 7 --   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations

 Item 7A --  Quantitative and Qualitative Disclosures About
             Market Risk

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

 Item 12 --  Security Ownership of Certain Beneficial
             Owners and Management

 Item 13 --  Certain Relationships and Related
             Transactions

PART IV

 Item 14 --  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K

                              PART I

    This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

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

    Knife River, through its wholly owned subsidiary, KRC Holdings, Inc. (KRC Holdings) and its subsidiaries, surface mines and markets aggregates and related construction materials in Alaska, California, Hawaii and Oregon. In addition, Knife River surface mines and markets low sulfur lignite coal at mines located in Montana and North Dakota.

    Fidelity Oil is comprised of Fidelity Oil Co. and
Fidelity Oil Holdings, Inc., which own oil and natural gas interests throughout the United States, the Gulf of Mexico and Canada through investments with several oil and natural gas producers.

    Utility Services, through its wholly owned subsidiaries, International Line Builders, Inc. and High Line Equipment, Inc., both acquired on July 1, 1997, installs and repairs electric transmission and distribution power lines in the western United States and Hawaii and provides related supplies and equipment.

    The significant industries within the Company's retail utility service area consist of agriculture and the related processing of agricultural products and energy-related activities such as oil and natural gas production, oil refining, coal mining and electric power generation.

    As of December 31, 1997, the Company had 2,218 full-time employees with 84 employed at MDU Resources Group, Inc., including Fidelity Oil, 1,011 at Montana-Dakota, 292 at Williston Basin, including Prairielands, 522 at Knife River's construction materials operations, 147 at Knife River's coal operations and 162 at Utility Services. Approximately 501 and 83 of the Montana-Dakota and Williston Basin employees, respectively, are represented by the International Brotherhood of Electrical Workers (IBEW). Labor contracts with such employees are in effect through May 1999, for both Montana-Dakota and Williston Basin. Knife River has a labor contract through August 1998, with the United Mine Workers of America, which represents its coal operation's hourly workforce aggregating 90 employees. In addition, Knife River has 14 labor contracts which represent 243 of its construction materials employees. Utility Services has 2 labor contracts representing the majority of its employees.

    The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to
Consolidated Financial Statements.

    Any reference to the Company's Consolidated Financial
Statements and Notes thereto shall be to pages 25 through 49 in the Company's Annual Report to Stockholders for 1997 (Annual Report), which are incorporated by reference herein.

ENERGY DISTRIBUTION OPERATIONS AND PROPERTY (MONTANA-DAKOTA)

Electric Generation, Transmission and Distribution

General --

    Montana-Dakota provides electric service at retail, serving over 113,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 1997. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under "System Supply and System Demand," and approximately 3,100 and 3,900 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As of December 31, 1997, Montana-Dakota's net electric plant investment approximated $283.9 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission
(WPSC). The percentage of Montana-Dakota's 1997 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 60 percent; Montana -- 22 percent; South Dakota -- 8 percent and Wyoming -- 10 percent.

System Supply and System Demand --

    Through an interconnected electric system, Montana-Dakota
serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City;
and northern South Dakota, including Mobridge.  The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 421,060 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel.  The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big
Stone Station and the Coyote Station aggregating 22.7 percent and
25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations.
Additionally, Montana-Dakota has contracted to purchase through
October 31, 2006, 66,400 kW of participation power from Basin
Electric Power Cooperative (Basin) for its interconnected system.
The following table sets forth details applicable to the Company's electric generating stations:
                                                                 1997 Net
                                                                Generation
                                      Nameplate      Summer    (kilowatt-
 Generating                            Rating      Capability    hours in
  Station          Type                 (kW)          (kW)      thousands)

North Dakota --
  Coyote*       Steam                   103,647      106,750      507,714
  Heskett       Steam                    86,000      102,000      369,791
  Williston     Combustion
                  Turbine                 7,800        8,900          (62)**
South Dakota --
  Big Stone*    Steam                    94,111      101,460      741,280

Montana --
  Lewis & Clark Steam                    44,000       49,150      184,408
  Glendive      Combustion
                  Turbine                34,780       31,200       13,484
  Miles City    Combustion
                  Turbine                23,150       21,600       10,155

                                        393,488      421,060    1,826,770

 * Reflects Montana-Dakota's ownership interest.
** Station use, to meet MAPP's accreditation requirements, exceeded generation.


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

    During the years ended December 31, 1993, through December 31, 1997, the average cost of coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal so consumed was as follows:

                                             Years Ended December 31,
                                 1997      1996      1995      1994      1993
Average cost of
  coal per
  million Btu                    $.95      $.93      $.94      $.97      $.96
Average cost of
  coal per ton                 $14.22    $13.64    $12.90    $12.88    $12.78

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 412,700 kW in August 1995. Due to a cooler than normal summer, the 1997 summer peak was only 404,566 kW. The 1997 summer peak, assuming normal weather, was previously forecasted to have been approximately 416,600 kW. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2003 will approximate 1.3 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour (kWh) sales growth rate, on a normalized basis, through 2003 will approximate 1.0 percent annually. Montana-Dakota currently estimates that it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the year 2000. If additional capacity is needed in 2000 or after, it will be met through the addition of combustion turbine peaking stations and purchases from the Mid-Continent Area Power Pool
(MAPP) on an intermediate-term basis.

    Montana-Dakota has major interconnections with its neighboring utilities, all of which are MAPP members. Montana-Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

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

    The Sheridan System is supplied through an interconnection with Black Hills Power and Light Company under a ten-year power supply contract which allows for the purchase of up to 55,000 kW of capacity.

Regulation and Competition --

    The electric utility industry can be expected to continue to become increasingly competitive due to a variety of regulatory, economic and technological changes. As a result of competition in electric generation, wholesale power markets have become increasingly competitive and evaluations are ongoing concerning retail competition.

    In April 1996, the FERC issued its final rules (Order No. 888 and 889) on wholesale electric transmission open access and recovery of stranded costs. Montana-Dakota filed proposed tariffs with the FERC in compliance with Order 888, which became effective in July 1996. Montana-Dakota is awaiting final approval of the proposed tariffs by the FERC. In December 1996, Montana-Dakota filed a Request for Waiver of the requirements of FERC Order No. 889 as it relates to the Standards of Conduct. The Standards of Conduct require companies to physically separate their transmission operations/reliability functions from their marketing/merchant functions. On May 29, 1997, Montana-Dakota's request was granted.

    In a related matter, in March 1996, the MAPP, of which Montana-Dakota is a member, filed a restated operating agreement with the FERC. The FERC approved MAPP's restated agreement, excluding MAPP's market-based rate proposal, effective November 1996. The FERC has requested additional information from the MAPP on its market-based rate proposal before it will take further action.

    Three of the four states which regulate the Company's electric operations continue to evaluate and/or implement utility regulations with respect to retail competition (retail wheeling). Additionally, federal legislation addressing this issue has been introduced. In April 1997, the Montana legislature passed an electric industry restructuring bill. The bill provides for full customer choice of electric supplier by July 1, 2002, stranded cost recovery and other provisions. Based on the provisions of such restructuring bill, because the Company's utility division operates in more than one state, the Company has the option of deferring its transition to full customer choice until 2006. In its 1997 legislative session, the North Dakota legislature established an Electric Industry Competition Committee to study over a six-year period the impact of competition on the generation, transmission and distribution of electric energy in the State. In 1997, the WPSC selected a consultant to perform a study on the impact of electric restructuring in Wyoming. The study found no material economic benefits; however, the WPSC is continuing to evaluate the economic impact of retail wheeling on the State of Wyoming. The SDPUC has not initiated any proceedings to date concerning retail competition or electric industry restructuring.

    Although Montana-Dakota is unable to predict the outcome of such regulatory proceedings or legislation, or the extent to which retail competition may occur, Montana-Dakota is continuing to take steps to effectively operate in an increasingly competitive environment.

    Fuel adjustment clauses contained in North Dakota and South Dakota jurisdictional electric rate schedules allow Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (excluding demand charges) on a timely basis. Expedited rate filing procedures in Wyoming allow Montana-Dakota to timely reflect increases or decreases in fuel and purchased power costs as well as changes in load management costs. In Montana (22 percent of electric revenues), such cost changes are includible in general rate filings.

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1997 actual and 1998 through 2000 anticipated net capital expenditures applicable to Montana-Dakota's electric operations:

                              Actual              Estimated
                                1997      1998       1999      2000

Production                     $ 4.7     $ 5.8      $ 5.5     $ 5.9
Transmission                     2.6       2.8        2.7       2.9
Distribution, General
  and Common                    11.4       9.0        8.2       8.2
                               $18.7     $17.6      $16.4     $17.0




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

    In addition, the Clean Air Act limits the amount of nitrous oxide emissions. Montana-Dakota's generating stations, with the exception of the Big Stone Station, are within the limitations set by the United States Environmental Protection Agency (EPA). The co-owners of the Big Stone Station have determined the modifications necessary at the Big Stone Station. Montana-Dakota believes that the cost of such modifications will not have a material effect on its results of operations.

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with evolving laws or regulations, cannot now be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 1997 and does not expect to incur any significant capital expenditures related to environmental compliance through 2000.

Retail Natural Gas and Propane Distribution

General --

    Montana-Dakota sells natural gas and propane at retail, serving over 200,000 residential, commercial and industrial customers located in 141 communities and adjacent rural areas as of December 31, 1997, and provides natural gas transportation services to certain customers on its system. These services are provided through a distribution system aggregating over 4,200 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required. As of December 31, 1997, Montana-Dakota's net natural gas and propane distribution plant investment approximated $79.5 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The natural gas and propane distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MPSC, SDPUC and WPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1997 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 43 percent; Montana --
29 percent; South Dakota -- 21 percent and Wyoming -- 7 percent.

System Supply, System Demand and Competition --

    Montana-Dakota serves retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of the following states and major communities -- North Dakota, including Bismarck, Dickinson, Williston, Minot and Jamestown; eastern Montana, including Billings, Glendive and Miles City; western and north-central South Dakota, including Rapid City, Pierre and Mobridge; and northern Wyoming, including Sheridan. These markets are highly seasonal and sales volumes depend on the weather.

    The following table reflects Montana-Dakota's natural gas and propane sales and natural gas transportation volumes during the last five years:

                                   Years Ended December 31,
                     1997        1996        1995        1994        1993
                                 Mdk (thousands of decatherms)

Sales:
  Residential      20,126      22,682      20,135      19,039      19,565
  Commercial       13,799      15,325      13,509      12,403      11,196
  Industrial          395         276         295         398         386
    Total          34,320      38,283      33,939      31,840      31,147
Transportation:
  Commercial        1,612       1,677       1,742       2,011       3,461
  Industrial        8,455       7,746       9,349       7,267       9,243
    Total          10,067       9,423      11,091       9,278      12,704
Total Throughput   44,387      47,706      45,030      41,118      43,851

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

Regulatory Matters --

    Montana-Dakota's retail natural gas rate schedules contain clauses permitting monthly adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current regulatory practices allow Montana-Dakota to recover increases or refund decreases in such costs within 24 months from the time such changes occur.

Capital Requirements --

    Montana-Dakota's net capital expenditures aggregated $7.7 million for natural gas and propane distribution facilities in 1997 and are anticipated to be approximately $7.7 million, $8.8 million and $7.5 million in 1998, 1999 and 2000, respectively.

Environmental Matters --

    Montana-Dakota's natural gas and propane distribution operations are generally subject to extensive federal, state and local environmental, facility siting, zoning and planning laws and regulations. Except as set forth below, Montana-Dakota believes it is in substantial compliance with those regulations.

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

CENTENNIAL ENERGY HOLDINGS, INC.

NATURAL GAS TRANSMISSION OPERATIONS AND PROPERTY (WILLISTON BASIN)

General --

    Williston Basin owns and operates over 3,600 miles of transmission, gathering and storage lines and 22 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, suppliers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers. In addition, Williston Basin produces natural gas from owned reserves which is sold to others or used by Williston Basin for its operating needs. Williston Basin has interconnections with seven pipelines in Wyoming, Montana and North Dakota which provide for supply and market access.

    Prairielands, a subsidiary of Williston Basin, seeks new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines and local distribution companies. In addition, Prairielands operates two retail propane operations in north central and southeastern North Dakota.

    At December 31, 1997, the net natural gas transmission plant investment, inclusive of its transmission, storage, gathering, production, marketing and propane facilities, was approximately
$167.5 million.

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

    Williston Basin transports essentially all of Montana-Dakota's natural gas under firm transportation agreements, which in 1997, represented 87 percent of Williston Basin's currently subscribed firm transportation capacity. In November 1996, Montana-Dakota executed a new firm transportation agreement with Williston Basin for a term of five years which began in July 1997. In addition, in July 1995, Montana-Dakota entered a twenty-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

    For additional information regarding Williston Basin's transportation for 1995 through 1997, see Item 7 -- "Management's
Discussion and Analysis of Financial Condition and Results of
Operations."

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

    Information on Williston Basin's natural gas production, average sales prices and production costs per Mcf related to its natural gas interests for 1997, 1996 and 1995 is as follows:

                                      1997       1996       1995

Production (MMcf)                    7,215      6,324      5,184
Average sales price                  $1.30      $1.11       $.91
Production costs, including taxes     $.46       $.43       $.30




   Williston Basin's gross and net productive well counts and gross and net developed and undeveloped acreage for its natural gas interests at December 31, 1997, are as follows:

                                                Gross        Net

Productive Wells                                  533        483
Developed Acreage (000's)                         234        213
Undeveloped Acreage (000's)                        45         40

   The following table shows the results of natural gas development wells drilled and tested during 1997, 1996 and 1995:

                                      1997       1996       1995

Productive                              20         32         17
Dry Holes                              ---        ---        ---
  Total                                 20         32         17

   At December 31, 1997, there were no wells in the process of drilling.

   Williston Basin's recoverable proved developed and undeveloped natural gas reserves approximated 127.3 Bcf at December 31, 1997. These amounts are supported by a report dated January 12, 1998, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers.

   Since 1993, Williston Basin has engaged in a long-term developmental drilling program to enhance the performance of its investment in natural gas reserves. As a result of this effort, 1997 production levels reached 6.9 MMdk, up 79 percent from 1993. The production increases from these reserves are expected to provide additional natural gas supplies for Prairielands to enable it to enhance its marketing efforts.

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

   Through the course of this action Moncrief submitted damage calculations which totaled approximately $19 million or, under its alternative pricing theory, approximately $39 million.

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

   Williston Basin believes that it is entitled to recover from ratepayers virtually all of the costs ultimately incurred as a result of these orders as gas supply realignment transition costs pursuant to the provisions of the FERC's Order 636. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

   In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court), against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company as Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have recently provided alleged damages under differing theories ranging up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. The trial before the North Dakota District Court was completed on November 6, 1997. Williston Basin and the Company are awaiting a decision from the North Dakota District Court.

   In a related matter, on March 14, 1997, a suit was filed by nine other producers, several of which had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the Company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been specified.

   In Williston Basin's opinion, the claims of Apache and Snyder are without merit and overstated and the claims of the nine other producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from ratepayers.

Regulatory Matters and Revenues Subject to Refund --

   Williston Basin has pending with the FERC two general natural gas rate change applications implemented in 1992 and 1996. On October 20, 1997, Williston Basin appealed to the U.S. District Court of Appeals for the D.C. Circuit certain issues decided by the FERC in prior orders concerning the 1992 proceeding. On December 10, 1997, the FERC issued an order accepting, subject to certain conditions, Williston Basin's July 25, 1997 compliance filing. On December 22, 1997, Williston Basin submitted a compliance filing pursuant to the FERC's December 10, 1997 order. On December 31, 1997, Williston Basin refunded $33.8 million to its customers, including $30.8 million to Montana-Dakota, in addition to the $6.1 million interim refund that it had previously made in November 1996. All such amounts had been previously reserved. Williston Basin is awaiting an order from the FERC on its December 22, 1997 compliance filing.

   In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, in December 1995, Williston Basin filed revised base rates with the FERC resulting in an increase of $8.9 million or 19.1 percent over the currently effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund and is awaiting a final order from the FERC.

   Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

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

   In January 1986, because of the uncertainty as to when a sale would be made, Williston Basin began charging the financing costs associated with this repurchase commitment to operations as incurred. Such costs, consisting principally of interest and related financing fees, approximated $5.7 million and $6.0 million in 1996 and 1995, respectively. The costs incurred in 1997 were not material and are included in "Other income -- net" on the Consolidated Statements of Income.

   The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court which in December 1996 issued its order ruling that the FERC's actions in allocating costs to the Frontier gas were appropriate. Williston Basin is awaiting a final order from the FERC as to the appropriate costs to be allocated.

   Williston Basin sells and transports natural gas held under the repurchase commitment. In the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and natural gas sales occurring at that time, wrote down 43.0 MMdk of this gas to its then current value. The value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at then current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The amounts related to this write-down are included in "Costs on natural gas repurchase commitment" in the Consolidated Statements of Income. At December 31, 1997 and 1996, natural gas held under a repurchase commitment of $14.6 million and $37.2 million, respectively, is included in the Company's Consolidated Balance Sheets under "Deferred charges and other assets". The recognition of the then current market value of this natural gas facilitated the sale by Williston Basin of 28.1 MMdk from the date of this write-down through December 31, 1997, and should allow Williston Basin to market the remaining 14.9 MMdk on a sustained basis enabling Williston Basin to liquidate this asset over approximately the next three to four years.

Capital Requirements --

   The following schedule (in millions of dollars) summarizes the 1997 actual and 1998 through 2000 anticipated net capital expenditures, excluding potential acquisitions, applicable to Williston Basin's consolidated operations:

                                Actual                Estimated
                                  1997       1998       1999       2000

Production and Gathering         $ 4.8      $11.4      $14.2      $12.3
Underground Storage                 .3         .4         .3         .8
Transmission                       3.6        3.2       11.4        4.6
General and Other                  1.5        6.2        1.3        1.4
Energy Marketing                    .2         .3         .2        1.3
                                 $10.4      $21.5      $27.4      $20.4

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

CONSTRUCTION MATERIALS AND MINING OPERATIONS AND PROPERTY
(KNIFE RIVER)

Construction Materials Operations:

General --

    Knife River, through KRC Holdings, operates construction materials and mining businesses in the Anchorage, Alaska area, north and north-central California, southern Oregon and the Hawaiian Islands. These operations mine, process and sell construction aggregates (crushed rock, sand and gravel) and supply ready-mixed concrete for use in most types of construction, including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

    In addition, the Alaskan, northern California and Oregon operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the manufacture and/or sale of cement, various finished concrete products and other building materials and related construction services.

    On February 14, 1997, Baldwin Contracting Company, Inc. (Baldwin), a subsidiary of KRC Holdings, purchased the physical assets of Orland Asphalt located in Orland, California, including a hot-mix plant and aggregate reserves. Orland Asphalt was combined with and operates as part of Baldwin.

    On July 31, 1997, Knife River purchased the 50 percent interest in Hawaiian Cement, that it did not previously own, from Adelaide
Brighton Cement (Hawaii), Inc. of Adelaide, Australia.  The
Company's initial 50 percent partnership interest in Hawaiian
Cement was acquired in September 1995.

    On March 5, 1998, the Company acquired Morse Bros., Inc. and
S2 - F Corp., privately-held construction materials companies located in Oregon's Willamette Valley. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding these acquisitions.

    Knife River's construction materials business has continued to grow since its first acquisition in 1992 and now comprises the majority of Knife River's business. Knife River continues to investigate the acquisition of other surface mining properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

    For information regarding sales volumes and revenues for the construction materials operations for 1995 through 1997, see Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The demand for construction materials products is significantly influenced by the cyclical nature of the construction industry in general. The key economic factors affecting product demand are changes in the level of local, state and federal governmental spending, general economic conditions within the market area which influence both the commercial and private sectors, and prevailing interest rates.

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 1997, 1996 and 1995, no single customer accounted for more than 10 percent of annual construction materials revenues.

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

                                               Years Ended December 31,
                                       1997     1996     1995     1994     1993
                                                   (In thousands)
Tons sold:
Montana-Dakota generating stations 530 528 453 691 624 Jointly-owned generating stations --
 Montana-Dakota's share                 434      565      883    1,049    1,034
 Others                               1,303    1,695    2,767    3,358    3,299
Industrial and other sales              108      111      115      108      109
 Total                                2,375    2,899    4,218    5,206    5,066
Revenues                            $27,906  $32,696  $39,956  $45,634  $44,230

    The decrease in total tons sold in 1997 compared to 1996, reflected in the above table, is the result of lower tons sold to the Coyote Station due to a ten-week maintenance outage. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the sales volumes and revenues for the coal operations for 1995 through 1997.

    In recent years, in response to competitive pressures from other mines, Knife River has limited its coal price increases to less than those allowed under its contracts. Although Knife River has contracts in place specifying the selling price of coal, these price concessions are being made in an effort to remain competitive and maximize sales. Effective January 1, 1998, Montana-Dakota and Knife River agreed to a new five year coal contract for Montana-Dakota's Lewis & Clark generating station. In 1997, Knife River supplied approximately 180,000 tons of coal to this station.

    In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote electrical generating station (Coyote Station), against the Company (an owner of a 25 percent interest in the Coyote Station) and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices that may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and the Co-owners are seeking damages in an unspecified amount. In January 1996, the Company and Knife River filed separate motions with the State District Court to dismiss or stay, pending arbitration. In May 1996, the State District Court granted the Company's and Knife River's motions and stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

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

Consolidated Construction Materials and Mining Operations:

Capital Requirements --

    The following schedule (in millions of dollars) summarizes the 1997 actual net capital expenditures, including those expended for the acquisitions of Orland Asphalt and the 50 percent interest in Hawaiian Cement that Knife River did not previously own, and 1998 through 2000 anticipated net capital expenditures, excluding potential acquisitions, applicable to Knife River's consolidated construction materials and mining operations:

                                    Actual               Estimated
                                      1997       1998       1999       2000

Construction Materials               $38.0      $22.8      $10.2      $ 7.1
Coal                                   2.6        5.0        1.4        3.0
                                     $40.6      $27.8      $11.6      $10.1

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Except as may be found with regard to the issue described below, Knife River believes it is in substantial compliance with those regulations.

    In September 1995, Unitek Environmental Services, Inc. and Unitek Solvent Services, Inc. (Unitek) filed a complaint against Hawaiian Cement in the U.S. District Court for the District of Hawaii (District Court) alleging that dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii (Plant) violated the Hawaii State Implementation Plan (SIP) of the Clean Air Act, constituted a continual nuisance and trespass on the plaintiff's property, and that Hawaiian Cement's conduct warranted the award of punitive damages. Hawaiian Cement is a Hawaiian general partnership whose general partners are now Knife River Hawaii, Inc. and Knife River Dakota, Inc., indirect wholly owned subsidiaries of the Company. Knife River Dakota, Inc. purchased its partnership interest from Adelaide Brighton Cement (Hawaii), Inc.
on July 31, 1997. Unitek sought civil penalties under the Clean Air Act (as described below), and up to $20 million in damages for various claims (as described above).

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

    On February 11, 1998, the District Court approved the April 1997 settlement. The costs relating to both the September 1996 and April 1997 settlements were not material and did not affect the Company's results of operations since reserves had previously been provided.

Reserve Information --

    As of December 31, 1997, the combined construction materials operations had under ownership or lease approximately 169 million tons of recoverable aggregate reserves.

    As of December 31, 1997, Knife River had under ownership or lease, reserves of approximately 227 million tons of recoverable lignite coal, 87 million tons of which are at present mining locations. Such reserve estimates were prepared by Weir International Mining Consultants, independent mining engineers and geologists, in a report dated May 9, 1994, and have been adjusted for 1994 through 1997 production. Knife River estimates that approximately 64 million tons of its reserves will be needed to supply Montana-Dakota's Coyote, Heskett and Lewis & Clark stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

OIL AND NATURAL GAS OPERATIONS AND PROPERTY (FIDELITY OIL)

General --

    Fidelity Oil is involved in the acquisition, exploration, development and production of oil and natural gas properties. Fidelity Oil's operations vary from the acquisition of producing properties with potential development opportunities to exploratory drilling and are located throughout the United States, the Gulf of Mexico and Canada. Fidelity Oil shares revenues and expenses from the development of specified properties in proportion to its interests.

    Fidelity's oil and natural gas activities have continued to expand since the mid-1980's. Fidelity continues to seek additional reserve and production opportunities through the direct acquisition of producing properties and through exploratory drilling opportunities, as well as routine development of its existing properties. Future growth is dependent upon continuing success in these endeavors.

Operating Information --

    Information on Fidelity Oil's oil and natural gas production, average sales prices and production costs per net equivalent barrel related to its oil and natural gas interests for 1997, 1996 and 1995, are as follows:

                                              1997        1996        1995
Oil:
  Production (000's of barrels)              2,088       2,149       1,973
  Average sales price                       $17.50      $17.91      $15.07
Natural Gas:
  Production (MMcf)                         13,192      14,067      12,319
  Average sales price                        $2.41       $2.09       $1.51
Production costs, including taxes,
  per net equivalent barrel                  $3.65       $3.31       $3.18

Well and Acreage Information --

  Fidelity Oil's gross and net productive well counts and gross and net developed and undeveloped acreage related to its interests at December 31, 1997, are as follows:

                                           Gross         Net
Productive Wells:
  Oil                                      2,279         138
  Natural Gas                                462          26
    Total                                  2,741         164
Developed Acreage (000's)                    614          56
Undeveloped Acreage (000's)                1,085          83

Exploratory and Development Wells --

  The following table shows the results of oil and natural gas wells drilled and tested during 1997, 1996 and 1995:

             Net Exploratory                      Net Development
       Productive   Dry Holes   Total    Productive   Dry Holes   Total    Total
1997            1           2       3             3           1       4        7
1996            1           2       3             4         ---       4        7
1995            3           2       5             8           1       9       14

    At December 31, 1997, there were six gross wells in the process of drilling, four of which were exploratory wells and two of which were development wells.

Capital Requirements --

    The following summary (in millions of dollars) reflects net capital expenditures, including those not subject to amortization, related to oil and natural gas activities for the years 1997, 1996 and 1995:

                                1997           1996           1995

Acquisitions                   $ ---          $23.2          $ 9.1
Exploration                     13.4            8.1            7.7
Development                     15.4           15.9           22.2
                               $28.8          $47.2          $39.0

    Fidelity Oil's net capital expenditures are anticipated to be approximately $50 million for 1998 and $60 million for both 1999 and 2000.

Reserve Information --

    Fidelity Oil's recoverable proved developed and undeveloped oil and natural gas reserves approximated 14.9 million barrels and 57.6 Bcf, respectively, at December 31, 1997. Of these amounts, 10.2 million barrels and 2.8 Bcf, as supported by a report dated January 12, 1998, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers, were related to its properties located in southeastern Montana and southcentral Alabama.

    For additional information related to Fidelity Oil's oil and natural gas interests, see Note 18 of Notes to Consolidated
Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Williston Basin --

    Williston Basin has been named as a defendant in a legal action primarily related to certain natural gas price and volume issues.
Such suit was filed by Moncrief.

    In addition, Williston Basin has been named as a defendant in a legal action related to a natural gas purchase contract. Such suit was filed by Apache and Snyder. In a related matter, Williston Basin has been named in a suit filed by nine other producers related to a natural gas purchase contract.
         The above legal actions are described under Items 1 and 2 -- "Business and Properties -- Natural Gas Transmission Operations and Property (Williston Basin)." The Company's assessment of the proceedings are included in the respective descriptions of the litigation.

Knife River --

    The Company and Knife River have been named as defendants in a legal action primarily related to coal pricing issues at the Coyote Station. The suit has been stayed by the State District Court pending arbitration. Such suit was filed by the Co-owners of the Coyote Station.

    Hawaiian Cement has been named as a defendant in a legal action primarily related to dust emissions from Hawaiian Cement's cement manufacturing plant at Kapolei, Hawaii. Such suit was filed by Unitek. In addition, the EPA has issued a NOV to Hawaiian Cement. On February 11, 1998, the District Court approved the April 1997 settlement which was reached by Hawaiian Cement, the EPA and Unitek.

    The above legal actions are described under Items 1 and 2 --
"Business and Properties -- Construction Materials and Mining
Operations and Property (Knife River)." The Company's assessment of the proceedings is included in the respective descriptions of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU". The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 1997 and 1996 and dividends declared thereon were as follows:

                                                           Common
                                Common        Common        Stock
                             Stock Price   Stock Price    Dividends
                               (High)         (Low)       Per Share

1997
First Quarter                    $23.00        $21.00      $ .2775
Second Quarter                    25.25         21.38        .2775
Third Quarter                     27.69         22.25        .2875
Fourth Quarter                    33.50         26.63        .2875
                                                           $1.1300
1996
First Quarter                    $23.00        $19.88      $ .2725
Second Quarter                    23.50         20.13        .2725
Third Quarter                     22.38         20.75        .2775
Fourth Quarter                    23.38         21.25        .2775
                                                           $1.1000


    As of December 31, 1997, the Company's common stock was held by approximately 13,600 stockholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Selected Financial Data on pages 50 and 51 of the Company's Annual Report which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For purposes of segment financial reporting and discussion of results of operations, Electric includes the electric operations of Montana-Dakota, as well as the operations of Utility Services. Natural Gas Distribution includes Montana-Dakota's natural gas distribution operations. Natural Gas Transmission includes Williston Basin's storage, transportation, gathering and natural gas production operations, and the energy marketing operations of its subsidiary, Prairielands. Construction Materials and Mining includes the results of Knife River's operations, while Oil and Natural Gas Production includes the operations of Fidelity Oil.

Overview

    The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                              Years ended December 31,
Business                                    1997        1996        1995
Electric                                 $  13.4     $  11.4     $  12.0
Natural gas distribution                     4.5         4.9         1.6
Natural gas transmission                    11.3         2.5         8.4
Construction materials and
  mining                                    10.1        11.5        10.8
Oil and natural gas production              14.5        14.4         8.0
Earnings on common stock                 $  53.8     $  44.7     $  40.8

Earnings per common share -- basic       $  1.86     $  1.57     $  1.43
Earnings per common share -- diluted     $  1.86     $  1.57     $  1.43

Return on average common equity            14.6%       13.0%       12.3%

1997 compared to 1996

  Consolidated earnings for 1997 increased $9.1 million when compared to 1996. This increase includes the effect of the one-time adjustment in the third quarter of 1996 of $3.7 million or 13 cents per common share, reflecting the write-down to market value of natural gas being held under a repurchase commitment and certain reserve adjustments. The improvement is attributable to increased earnings from the natural gas transmission, electric and oil and natural gas production businesses, partially offset by a decrease in construction materials and mining and natural gas distribution earnings.

1996 compared to 1995

  Consolidated earnings for 1996 were up $3.9 million when compared to 1995 including the effect of the $3.7 million net charge, previously described. The increase was the result of higher earnings at the oil and natural gas production, natural gas distribution and construction materials and mining businesses. Decreased earnings at the electric and natural gas transmission businesses somewhat offset the earnings improvement.

                 ________________________________


  Reference should be made to Items 1 and 2 -- "Business and Properties" and Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.


Financial and operating data

  The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units.

Electric Operations

                                              Years ended December 31,
                                            1997*       1996        1995
Operating revenues:
  Retail sales                           $ 130.3     $ 128.8     $ 124.4
  Sales for resale and other                11.3        10.0        10.2
  Utility services                          22.8         ---         ---
                                           164.4       138.8       134.6
Operating expenses:
  Fuel and purchased power                  45.6        44.0        41.8
  Operation and maintenance                 60.1        41.4        40.1
  Depreciation, depletion and
    amortization                            17.8        17.1        16.3
  Taxes, other than income                   7.8         6.8         6.5
                                           131.3       109.3       104.7

Operating income                         $  33.1     $  29.5     $  29.9

Retail sales (kWh)                       2,041.2     2,067.9     1,993.7
Sales for resale (kWh)                     361.9       374.6       408.0
Cost of fuel and purchased
  power per kWh                          $  .018     $  .017     $  .016

 * Includes International Line Builders, Inc. and High Line Equipment, Inc. which were acquired on July 1, 1997.

Natural Gas Distribution Operations

                                              Years ended December 31,
                                            1997        1996        1995
Operating revenues:
  Sales                                  $ 153.6     $ 151.5     $ 146.8
  Transportation and other                   3.4         3.5         3.7
                                           157.0       155.0       150.5
Operating expenses:
  Purchased natural gas sold               107.2       102.7       102.6
  Operation and maintenance                 28.5        30.0        30.4
  Depreciation, depletion and
    amortization                             7.0         6.9         6.7
  Taxes, other than income                   3.9         3.9         3.9
                                           146.6       143.5       143.6

Operating income                         $  10.4     $  11.5     $   6.9

Volumes (dk):
  Sales                                     34.3        38.3        33.9
  Transportation                            10.1         9.4        11.1
Total throughput                            44.4        47.7        45.0

Degree days (% of normal)                  99.3%      116.2%      101.6%
Average cost of natural gas,
  including transportation,
  per dk                                 $  3.12     $  2.67     $  3.02

Natural Gas Transmission Operations

                                              Years ended December 31,
                                            1997*       1996        1995
Operating revenues:
  Transportation                         $  51.4**   $  60.4**   $  54.1**
  Storage                                   10.9        10.7        12.6
  Natural gas production and
    other                                    4.5         7.5         5.2
  Energy marketing                          26.6         ---         ---
                                            93.4        78.6        71.9
Operating expenses:
  Purchased gas sold                        17.9         ---         ---
  Operation and maintenance                 35.5**      37.2**      35.7**
  Depreciation, depletion and
    amortization                             5.5         6.7         7.0
  Taxes, other than income                   5.3         4.5         3.8
                                            64.2        48.4        46.5

Operating income                         $  29.2     $  30.2     $  25.4

Volumes (dk):
  Transportation --
    Montana-Dakota                          35.5        43.4        35.4
    Other                                   50.0        38.8        32.6
                                            85.5        82.2        68.0
  Produced (000's of dk)                   6,949       6,073       4,981

 * Effective January 1, 1997, Prairielands became a wholly owned subsidiary of Williston Basin. Consolidated financial results are presented for 1997.
    In 1996 and 1995, Prairielands' financial results were included with the natural gas distribution business.

**  Includes amortization and
    related recovery of deferred
    natural gas contract buy-out/
    buy-down and gas supply
    realignment costs                    $   5.5     $  10.6     $  11.4

Construction Materials and Mining Operations***

                                              Years ended December 31,
                                            1997        1996        1995
Operating revenues:
  Construction materials                 $ 146.2     $  99.5     $  73.1
  Coal                                      27.9        32.7        39.9
                                           174.1       132.2       113.0
Operating expenses:
  Operation and maintenance                145.6       105.8        87.8
  Depreciation, depletion and
    amortization                            11.0         7.0         6.2
  Taxes, other than income                   2.9         3.3         4.5
                                           159.5       116.1        98.5

Operating income                         $  14.6     $  16.1     $  14.5

Sales (000's):
  Aggregates (tons)                        5,113       3,374       2,904
  Asphalt (tons)                             758         694         373
  Ready-mixed concrete
    (cubic yards)                            516         340         307
  Coal (tons)                              2,375       2,899       4,218

*** Prior to August 1, 1997, financial results did not include information related to Knife River's ownership interest in Hawaiian Cement, 50 percent of which was acquired in September 1995, and was accounted for under the equity method. On July 31, 1997, Knife River acquired the 50 percent interest in Hawaiian Cement that it did not previously own, and subsequent to that date financial results are consolidated into Knife River's financial statements.

Oil and Natural Gas Production Operations

                                              Years ended December 31,
                                            1997        1996        1995
Operating revenues:
  Oil                                    $  36.6     $  39.0     $  30.1
  Natural gas                               31.8        29.3        18.7
                                            68.4        68.3        48.8
Operating expenses:
  Operation and maintenance                 15.8        15.6        13.7
  Depreciation, depletion and
    amortization                            24.4        25.0        18.6
  Taxes, other than income                   3.9         3.5         2.6
                                            44.1        44.1        34.9

Operating income                         $  24.3     $  24.2     $  13.9

Production (000's):
  Oil (barrels)                            2,088       2,149       1,973
  Natural gas (Mcf)                       13,192      14,067      12,319

Average sales price:
  Oil (per barrel)                       $ 17.50     $ 17.91     $ 15.07
  Natural gas (per Mcf)                     2.41        2.09        1.51

     Amounts presented in the above tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business. The amounts relating to the elimination of intercompany transactions for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses were $49.6 million, $48.0 million and $1.6 million, respectively, for 1997, $58.2 million, $53.8 million and $4.4 million, respectively, for 1996, and $54.6 million, $49.2 million and $5.4 million, respectively, for 1995.

1997 compared to 1996

Electric Operations

     Operating income at the electric business increased primarily due to increased retail sales and sales for resale revenues. Retail sales revenue increased due to increased rates in Wyoming reflecting recovery of costs associated with the new power supply contract with Black Hills Power and Light Company beginning January 1, 1997. Higher average realized rates in the remaining service territory and decreased net refunding due to timing of fuel costs to customers also added to the retail sales revenue improvement. Decreased weather-related sales primarily to residential customers in the fourth quarter somewhat offset the increase in retail sales revenue. Sales for resale revenue increased due to higher average realized rates caused by favorable market conditions in the third and fourth quarters. Increases in utility services revenue and related increases in operation and maintenance expense, depreciation, depletion, and amortization and taxes other than income resulted from International Line Builders, Inc. and High Line Equipment, Inc., which were acquired on July 1, 1997. Exclusive of the above-mentioned acquisitions, operation expenses decreased due to lower payroll and benefit-related expenses, which also added to the operating income improvement. Increased maintenance expense partially offset the increase in operating income. Power generation maintenance expense increased due to $1.9 million in costs resulting from a ten-week maintenance outage at the Coyote Station in 1997; this was somewhat offset by 1996 costs resulting from maintenance work at both the Lewis and Clark Station and the Big Stone Station. Higher transmission and distribution maintenance expense, due to the repair of damages associated with the April 1997 blizzard, also added to the increase in maintenance expense. Increased fuel and purchased power costs, largely resulting from increased purchase power demand charges and changes in generation mix, partially offset the operating income increase. The increase in demand charges is related to the power supply contract with Black Hills Power and Light Company.

     Earnings for the electric business improved due to the operating income increase but were slightly offset by increased interest expense due to higher average short-term debt balances. Earnings attributable to the electric services companies acquired on July 1, 1997, were $947,000.

Natural Gas Distribution Operations

     Operating income decreased at the natural gas distribution business as a result of reduced sales of 3.9 million decatherms, the result of 15% warmer weather. The pass through of higher average gas costs more than offset the revenue decline that resulted from the reduced sales volumes. A general rate increase placed into effect in Montana in May 1996, which added to the revenue improvement, partially offset the operating income decline. Decreased operations expense due to lower payroll and benefit-related costs also partially offset the decrease in operating income. The effects of higher volumes transported, primarily to large industrial customers, were offset by lower average transportation rates.

     Natural gas distribution earnings declined largely due to the decrease in operating income. Decreased net interest expense and increased return on gas in storage and prepaid demand balances (included in Other income -- net) slightly offset the earnings decline. The decrease in net interest expense resulted from reduced carrying costs on natural gas costs refundable through rate adjustments due to lower refundable balances.

Natural Gas Transmission Operations

     Operating income at the natural gas transmission business decreased primarily due to a decline in transportation revenues. Transportation revenues were lower due to the reversal of certain reserves for regulatory contingencies which added $4.2 million ($2.6 million after tax) to revenue in 1996. In addition, reduced recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs and lower average transportation rates contributed to the decrease in transportation revenue. Transportation revenues also decreased due to additional reserved revenues provided, with a corresponding reduction in depreciation expense, as a result of FERC orders relating to a 1992 general rate proceeding. Increased volumes transported to off-system markets, due to sales of natural gas held under the repurchase commitment, were partially offset by lower on-system transportation, somewhat reducing the transportation revenue decline. Sales of natural gas held under the repurchase commitment were 17.9 MMdk, primarily volumes sold to off-system markets and volumes sold in place. Taxes other than income increased due primarily to increased property and production taxes which also contributed to the operating income decline. Natural gas production revenues for 1997, excluding the effect of intercompany eliminations of $5.6 million, improved as a result of both higher volumes produced and increased prices which partially offset the decrease in operating income. The increases in energy marketing revenue, purchased gas sold and the related increase in operation and maintenance expense resulted from Prairielands becoming a wholly owned subsidiary effective January 1, 1997. Operation expenses, excluding Prairielands, decreased due to reduced amortization of deferred natural gas contract buy-out/buy-down and gas supply realignment costs offset in part by higher royalties due to both a royalty settlement with the United States Minerals Management Service and increased production and prices.

     Earnings for this business increased due to the September 1996 $21.1 million ($12.9 million after tax) write-down of the natural gas available under the repurchase commitment to the then current market price. Gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on this gas stemming from lower average borrowings also added to the earnings increase. Increased income taxes due to the reversal of certain income tax reserves aggregating $4.8 million in September 1996 and decreased operating income both partially offset the earnings improvement.

Construction Materials and Mining Operations

Construction Materials Operations --

     Construction materials operating income increased $3.3 million due to higher revenues primarily resulting from the acquisitions of Baldwin in April 1996, Medford Ready Mix, Inc. (Medford) in June 1996, Orland Asphalt in February 1997, and the 50% interest in Hawaiian Cement that Knife River did not previously own in July 1997. Revenues at other construction materials operations increased as a result of higher aggregate and ready-mixed concrete sales volumes, increased construction revenues, and higher asphalt prices. The increase in operation and maintenance and depreciation expenses was largely due to expenses associated with such acquisitions. Operation and maintenance expenses also increased at the other construction materials operations due to higher aggregate and ready-mixed concrete volumes sold.

Coal Operations --

     Operating income for the coal operations decreased $4.8 million, largely due to decreased revenues resulting from lower sales of 524,000 tons to the Coyote Station, the result of the ten-week maintenance outage. Higher average sales prices at the Beulah Mine partially offset the reduced coal revenues. Increased operation and maintenance expense due to higher stripping costs at the Beulah
Mine, partially offset by lower volume-related costs and decreased taxes other than income, also added to the operating income decline.


Consolidated --

     Earnings declined due to decreased operating income at the coal business and decreased Other income -- net. The decrease in Other income -- net was due to the purchase of the 50% interest in Hawaiian Cement that Knife River did not previously own. Prior to August 1997, Knife River's original 50 percent ownership interest in Hawaiian Cement was accounted for under the equity method. However, on July 31, 1997, Knife River acquired the 50 percent interest in Hawaiian Cement that it did not previously own and Knife River in August 1997 began consolidating Hawaiian Cement into its financial statements. In addition, higher interest expense resulting mainly from increased long-term debt due to the aforementioned acquisitions also added to the decrease in earnings. Increased construction materials operating income and gains realized from the sale of equipment, partially offset the earnings decline.

Oil and Natural Gas Production Operations

     Operating income for the oil and natural gas production business at Fidelity Oil increased slightly as a result of higher natural gas revenues. The increase in natural gas revenue resulted from a $4.6 million improvement due to higher average prices somewhat offset by a $2.1 million decrease due to lower production. Decreased oil revenue largely offset the natural gas revenue increase. The decline in oil revenue was due to a $1.3 million decrease resulting from lower average oil prices and a $1.1 million decline due to lower production. Decreased depreciation, depletion and amortization, largely the result of lower production, also added to the increase in operating income. Increased taxes other than income partially offset the increase in operating income.

     Earnings for this business unit increased due to the operating income improvement and decreased interest expense due to lower average long-term debt balances. Increased income taxes somewhat offset the earnings improvement. The increase in income taxes resulted from the reversal of certain tax reserves aggregating $1.8 million in September 1996 somewhat offset by higher tax credits in 1997.

1996 compared to 1995

Electric Operations

     Operating income at the electric business decreased primarily due to increased fuel and purchased power costs, resulting primarily from both higher purchased power demand charges and increased net sales. The increase in demand charges, related to a participation power contract, was the result of the pass-through of periodic maintenance costs as well as the purchase of an additional five megawatts of capacity beginning in May 1996, which brought the total level of capacity available under this contract to 66 megawatts. Also contributing to the operating income decline were higher operation expenses, primarily resulting from higher transmission and payroll-related costs due to establishing certain contingency reserves, and higher depreciation expense, due to an increase in average depreciable plant. Increased revenues, primarily higher retail sales due to increased weather-related demand from residential and commercial customers in the first and fourth quarters of 1996, largely offset the operating income decline.
Lower sales for resale volumes due to line capacity restrictions within the regional power pool were more than offset by higher average realized rates also partially offsetting the operating revenue increase.

     Earnings for the electric business decreased due to the operating income decline, and decreased service and repair income and lower investment income, both included in Other income -- net.

Natural Gas Distribution Operations

     Operating income at the natural gas distribution business improved largely as a result of increased sales revenue. The sales revenue improvement resulted primarily from a 3.6 million decatherm increase in volumes sold due to 14% colder weather and increased sales resulting from the addition of over 3,600 customers. Also contributing to the sales revenue improvement were the effects of a general rate increase placed into effect in Montana in May 1996. However, the pass-through of lower average natural gas costs partially offset the sales revenue improvement. Decreased operations expense due to lower payroll-related costs also added to the operating income improvement. Lower transportation revenues, primarily decreased volumes transported to large industrial customers, somewhat offset the operating income improvement. Industrial transportation declined due to lower volumes transported to two agricultural processing facilities, one of which closed in September 1995, and one of which experienced lower production, and to a cement manufacturing facility due to its use of an alternate fuel.

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

Consolidated --

     Earnings increased due to the increase in construction materials operating income and income from a 50 percent interest in Hawaiian Cement acquired in September 1995 of $1.7 million as compared to $1.0 million in 1995 (included in Other income -- net). Higher interest expense ($1.4 million after tax), resulting mainly from increased long-term debt due to the acquisition of Hawaiian Cement, Baldwin and Medford, and the decline in coal operating income somewhat offset the increase in earnings.

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

Factors Common to Regulated and Non-Regulated Operations --

     The business and profitability of the Company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the Company's financial instruments, changes in accounting principles and/or the application of such principles to the Company, changes in technology and legal proceedings, and compliance with the year 2000 issue as discussed later.

Year 2000 Compliance

     The year 2000 issue is the result of computer programs having been written using two digits rather than four digits to define the applicable year. The Company has recently completed an assessment of its operations to determine the costs expected to be incurred specifically related to modifications necessary for year 2000 compatibility. While the Company will continue to evaluate the potential effects of the year 2000 issue, based on its recent assessment, the Company believes that these costs will not be material to its results of operations. The Company's operations with respect to the year 2000 issue may also be affected by other entities with which the Company transacts business. The Company is currently unable to determine the potential adverse consequences, if any, that could result from such entities' failure to effectively address this issue.

Liquidity and Capital Commitments

     The Company's net capital expenditures (in millions of dollars) for 1995 through 1997 and as anticipated for 1998 through 2000 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term securities.

          Actual                                           Estimated*
  1995     1996     1997   Capital Expenditures --      1998     1999     2000
                           Montana-Dakota:
$ 19.7   $ 18.7   $ 18.4     Electric                 $ 17.0   $ 15.9   $ 17.0
   8.9      6.3      8.8     Natural Gas Distribution    7.9      9.4      7.5
  28.6     25.0     27.2                                24.9     25.3     24.5
  12.3     10.9     11.4   Williston Basin              21.4     26.9     20.0
  36.8     25.0     41.5   Knife River                  27.8     11.6     10.1
  39.9     51.8     30.6   Fidelity                     50.0     62.0     62.0
   ---      ---     11.4   Other                         2.8      1.1      1.1
 117.6    112.7    122.1                               126.9    126.9    117.7
                           Net proceeds from sale or
  (2.8)   (11.8)    (4.5)    disposition of property      .5     (1.5)    (1.6)
 114.8    100.9    117.6   Net capital expenditures    127.4    125.4    116.1

                           Retirement of Long-term
                           Debt/Preferred Stock --
  10.4     35.4     42.4     Montana-Dakota              5.4      5.4      5.4
  10.1      8.0       .5     Williston Basin              .5       .5       .8
   ---      ---      ---     Knife River                 1.3      1.3     36.8
   ---      ---      4.8     Fidelity                    ---      7.9     10.8
   ---      ---       .3     Other                        .7       .2       .1
  20.5     43.4     48.0                                 7.9     15.3     53.9
$135.3   $144.3   $165.6   Total                      $135.3   $140.7   $170.0

* The anticipated 1998 through 2000 net capital expenditures reflected in the above table do not include potential acquisitions. To the extent that acquisitions occur, such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the Company's equity securities.

    In reconciling total net capital expenditures to investing activities per the Consolidated Statements of Cash Flows, the net capital expenditures for Prairielands of $800,000 and $2.6 million in 1996 and 1995, respectively, included with Williston Basin above and not considered a major business segment, are not reflected in investing activities in the Consolidated Statements of Cash Flows. In addition, the total 1997 net capital expenditures, related to acquisitions, in the above table include assumed debt and the issuance of the Company's equity securities, which were $9.9 million in total.

    In 1997 Montana-Dakota provided all the funds needed for its net capital expenditures and securities retirements, excluding the $20 million discussed below, from internal sources. Net capital expenditures for the years 1998 through 2000 include those for system upgrades, routine replacements and service extensions. Montana-Dakota expects to provide all of the funds required for these net capital expenditures and securities retirements for the years 1998 through 2000 from internal sources, through the use of the Company's $40 million revolving credit and term loan agreement, $18 million of which was outstanding at December 31, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon the Company's needs, internal cash generation and market conditions. In October 1997, the Company redeemed $20 million of its 9 1/8% Series first mortgage bonds, due October 1, 2016. The funds required to retire the 9 1/8% Series first mortgage bonds were provided by the issuance of $30 million in Secured Medium-Term Notes on September 30, 1997. In addition, in November 1997, the Company redeemed $5 million of its 9 1/8% Series first mortgage bonds, due May 15, 2006. On December 19, 1997, amounts available under the revolving credit and term loan agreement increased from $30 million to $40 million.

    Williston Basin's 1997 net capital expenditures and securities retirements were met through internally generated funds. Williston Basin's net capital expenditures for the years 1998 through 2000, excluding potential acquisitions, include those for pipeline expansion projects, routine system improvements and continued development of natural gas reserves. These expenditures are expected to be met with a combination of internally generated funds, short-term lines of credit aggregating $40.6 million, $350,000 of which was outstanding at December 31, 1997, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions.

    Knife River's 1997 net capital expenditures including the acquisitions of Orland Asphalt and the 50 percent interest in Hawaiian Cement that it did not previously own were met through funds generated from internal sources and a revolving credit agreement. Knife River's 1998 through 2000 net capital expenditures, excluding potential acquisitions, include routine equipment rebuilding and replacement and the construction of aggregate materials handling facilities. It is anticipated that funds generated from internal sources, short-term lines of credit aggregating $26 million, $2 million of which was outstanding at December 31, 1997, a revolving credit agreement of $85 million, $33 million of which was outstanding at December 31, 1997, and the issuance of long-term debt and the Company's equity securities will meet the needs of this business unit for 1998 through 2000. In June 1997, amounts available under the revolving credit agreement were increased from $55 million to $85 million. In addition, in July 1997, amounts available under the short-term lines of credit increased from $11 million to $26 million. In November 1997, Knife River privately placed $35 million of notes with the proceeds used to replace other long-term debt.

    Fidelity Oil's 1997 net capital expenditures related to its oil and natural gas acquisition, development and exploration program were met through funds generated from internal sources. Fidelity's borrowing base, which is based on total proved reserves, is currently $65 million. This consists of $20 million of issued notes, $10 million in an uncommitted note shelf facility, and a $35 million revolving line of credit, $13 million of which was outstanding at December 31, 1997. It is anticipated that Fidelity's 1998 through 2000 net capital expenditures and debt retirements will be met from internal sources and existing long-term credit facilities. Fidelity's net capital expenditures for 1998 through 2000 will be used to further enhance production and reserve growth.

    Other corporate 1997 net capital expenditures, largely those expended for the acquisitions of International Line Builders, Inc. and High Line Equipment, Inc., were met through short-term lines of credit and the issuance of long-term debt and the Company's equity securities. It is anticipated that 1998 through 2000 other net capital expenditures, excluding potential acquisitions, used for routine equipment maintenance and replacements will be met from internal sources and existing short-term lines of credit aggregating $3.8 million, $997,000 of which was outstanding at December 31, 1997.

    The Company utilizes its short-term lines of credit aggregating $50 million, none of which was outstanding on December 31, 1997, and its $40 million revolving credit and term loan agreement, $18 million of which was outstanding at December 31, 1997, as previously described, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing. On July 31, 1997, amounts available under the short-term lines of credit were increased from $40 million to $50 million.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1997, the Company could have issued approximately $259 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 3.4 and 2.7 times for 1997 and 1996, respectively. Additionally, the Company's first mortgage bond interest coverage was 6.0 times in 1997 compared to 5.4 times in 1996. Common stockholders' equity as a percent of total capitalization was 55 percent and 54 percent at December 31, 1997 and 1996, respectively.

Recent Development

    On March 5, 1998, the Company acquired Morse Bros., Inc. (MBI), and S2 - F Corp. (S2-F), privately-held construction materials companies located in Oregon's Willamette Valley. The purchase consideration for such companies consisted of approximately $96 million of the Company's common stock and cash, the assumption of certain liabilities and an adjustment based on working capital. The common stock of the Company, issued in exchange for all of the issued and outstanding stock of MBI and S2-F was unregistered and is subject to certain restrictions. The acquisition will be accounted for under the purchase method of accounting. Under this method, the consideration for the stock of MBI and S2-F will be allocated to the underlying assets acquired and liabilities assumed, based on their estimated fair market values. The Company anticipates that the effect of such acquisitions will be accretive to earnings.
Financial statements of the acquired companies and proforma financial statements have not been presented as such information is not required in accordance with the rules and regulations of the Securities and Exchange Commission.

    MBI, the largest construction materials supplier in Oregon, sells aggregate, ready-mixed concrete, asphaltic concrete, prestress concrete and construction services in the Willamette Valley from Portland to Eugene. The products of MBI are used in the construction of streets, roads, and highways and in both building and bridge structures. Assets owned by MBI include aggregate reserves and construction materials plant and equipment. S2-F sells aggregate and construction services and their properties consist primarily of construction and aggregate mining equipment and leased aggregate reserves. In 1997, MBI and S2-F had combined net sales of $107 million and have approximately 370 million tons of aggregate reserves, of which 270 million tons are permitted. It is the intent of the Company that MBI and S2-F continue their operations and businesses.

Effects of Inflation

    Inflation did not have a significant effect on the Company's operations in 1997, 1996 or 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required for fiscal 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Pages 25 through 49 of the Annual Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to Pages 2 through 6 and 12 and 13 of the Company's Proxy Statement dated March 9, 1998 (Proxy Statement) which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to Pages 7 through 12 of the Proxy
Statement.

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

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
Exhibits.

    Index to Financial Statements and Financial Statement
Schedules.
                                                                Page
    1.  Financial Statements:

        Report of Independent Public Accountants                  *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1997                                       *
        Consolidated Balance Sheets at December 31,
          1997 and 1996                                           *
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the
          period ended December 31, 1997                          *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1997                                       *
        Notes to Consolidated Financial Statements                *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial
        Statements and Notes thereto.)

____________________

* The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 1997 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 1997 is not to be deemed filed as part of this report.

    3.  Exhibits:
         3(a)  Composite Certificate of Incorporation of
               the Company, as amended to date, filed as
               Exhibit 3(a) to Form 10-K for the year
               ended December 31, 1994, in File No. 1-3480        *
         3(b)  By-laws of the Company, as amended to date         **
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth
               through Forty-Eighth Supplements thereto
               between the Company and the New York
               Trust Company (The Bank of New York,
               successor Corporate Trustee) and A. C.
               Downing (W. T. Cunningham, successor
               Co-Trustee), filed as Exhibit 4(a)
               in Registration No. 33-66682; and
               Exhibits 4(e), 4(f) and 4(g)
               in Registration No. 33-53896                      *
         4(b)  Rights Agreement, dated as of
               November 3, 1988, between the Company
               and Norwest Bank Minnesota, N.A.,
               Rights Agent, filed as Exhibit 4(c)
               in Registration No. 33-66682                      *
      + 10(a)  Executive Incentive Compensation Plan,
               filed as Exhibit 10 (a) to Form 10-K
               for the year ended December 31, 1996, in
               File No. 1-3480                                   *
      + 10(b)  1992 Key Employee Stock Option Plan,
               filed as Exhibit 10(f) in Registration
               No. 33-66682                                      *
      + 10(c)  Restricted Stock Bonus Plan, filed as
               Exhibit 10(b) in Registration No. 33-66682        *
      + 10(d)  Supplemental Income Security Plan, filed
               as Exhibit 10 (d) to Form 10-K for the
               year ended December 31, 1996, in
               File No. 1-3480                                   *
      + 10(e)  Directors' Compensation Policy, filed as
               Exhibit 10(d) in Registration No. 33-66682        *
      + 10(f)  Deferred Compensation Plan for Directors,
               filed as Exhibit 10(e) in Registration
               No. 33-66682                                      *
      + 10(g)  Non-Employee Director Stock Compensation
               Plan, filed as Exhibit 10(g) to Form 10-K
               for the year ended December 31, 1995, in
               File No. 1-3480                                   *
     +  10(h)  Non-Employee Director Long-Term Incentive
               Plan, filed as Exhibit 10 (h) to Form 10-Q
               for the quarterly period ended June 30, 1997,
               in File No. 1-3480                                *
     +  10(i)  Executive Long-Term Incentive Plan, filed as
               Exhibit 10 (i) to Form 10-Q for the quarterly
               period ended June 30, 1997, in
               File No. 1-3480                                   *
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                         **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1997                             **
        21     Subsidiaries of MDU Resources Group, Inc.         **
        23(a)  Consent of Independent Public Accountants         **
        23(b)  Consent of Engineer                               **
        23(c)  Consent of Engineer                               **
        27     Financial Data Schedule                           **
____________________
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MDU RESOURCES GROUP, INC.

    Date:   March 6, 1998          By:   /s/ Harold J. Mellen, Jr.
                                        Harold J. Mellen, Jr. (President
                                          and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                  Signature                          Title             Date

    /s/ Harold J. Mellen, Jr.                   Chief Executive    March 6, 1998
           Harold J. Mellen, Jr.                     Officer
   (President and Chief Executive Officer)        and Director


    /s/ Douglas C. Kane                             Chief          March 6, 1998
  Douglas C. Kane (Executive Vice President,    Administrative &
       Chief Administrative & Corporate            Corporate
            Development Officer)              Development Officer
                                                  and Director

    /s/ Warren L. Robinson                      Chief Financial    March 6, 1998
     Warren L. Robinson (Vice President,            Officer
   Treasurer and Chief Financial Officer)


    /s/ Vernon A. Raile                         Chief Accounting   March 6, 1998
      Vernon A. Raile (Vice President,             Officer
  Controller and Chief Accounting Officer)


    /s/ John A. Schuchart                           Director       March 6, 1998
   John A. Schuchart (Chairman of the Board)


    /s/ San W. Orr, Jr.                             Director       March 6, 1998
San W. Orr, Jr. (Vice Chairman of the Board)


    /s/ Thomas Everist                              Director       March 6, 1998
           Thomas Everist


    /s/ Richard L. Muus                             Director       March 6, 1998
           Richard L. Muus


    /s/ Robert L. Nance                             Director       March 6, 1998
           Robert L. Nance


    /s/ John L. Olson                               Director       March 6, 1998
           John L. Olson


    /s/ Harry J. Pearce                             Director       March 6, 1998
           Harry J. Pearce


    /s/ Homer A. Scott, Jr.                         Director       March 6, 1998
           Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                           Director       March 6, 1998
           Joseph T. Simmons


    /s/ Sister Thomas Welder                        Director       March 6, 1998
           Sister Thomas Welder


                         EXHIBIT INDEX

   Exhibit No.
         3(a)  Composite Certificate of Incorporation of
               the Company, as amended to date, filed as
               Exhibit 3(a) to Form 10-K for the year
               ended December 31, 1994, in File No. 1-3480        *
         3(b)  By-laws of the Company, as amended to date         **
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth
               through Forty-Eighth Supplements thereto
               between the Company and the New York
               Trust Company (The Bank of New York,
               successor Corporate Trustee) and A. C.
               Downing (W. T. Cunningham, successor
               Co-Trustee), filed as Exhibit 4(a)
               in Registration No. 33-66682; and
               Exhibits 4(e), 4(f) and 4(g)
               in Registration No. 33-53896                      *
         4(b)  Rights Agreement, dated as of
               November 3, 1988, between the Company
               and Norwest Bank Minnesota, N.A.,
               Rights Agent, filed as Exhibit 4(c)
               in Registration No. 33-66682                      *
      + 10(a)  Executive Incentive Compensation Plan,
               filed as Exhibit 10 (a) to Form 10-K
               for the year ended December 31, 1996, in
               File No. 1-3480                                   *
      + 10(b)  1992 Key Employee Stock Option Plan,
               filed as Exhibit 10(f) in Registration
               No. 33-66682                                      *
      + 10(c)  Restricted Stock Bonus Plan, filed as
               Exhibit 10(b) in Registration No. 33-66682        *
      + 10(d)  Supplemental Income Security Plan, filed
               as Exhibit 10 (d) to Form 10-K for the
               year ended December 31, 1996, in
               File No. 1-3480                                   *
      + 10(e)  Directors' Compensation Policy, filed as
               Exhibit 10(d) in Registration No. 33-66682        *
      + 10(f)  Deferred Compensation Plan for Directors,
               filed as Exhibit 10(e) in Registration
               No. 33-66682                                      *
      + 10(g)  Non-Employee Director Stock Compensation
               Plan, filed as Exhibit 10(g) to Form 10-K
               for the year ended December 31, 1995, in
               File No. 1-3480                                   *
     +  10(h)  Non-Employee Director Long-Term Incentive
               Plan, filed as Exhibit 10 (h) to Form 10-Q
               for the quarterly period ended June 30, 1997,
               in File No. 1-3480                                *
     +  10(i)  Executive Long-Term Incentive Plan, filed as
               Exhibit 10 (i) to Form 10-Q for the quarterly
               period ended June 30, 1997, in
               File No. 1-3480                                   *
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                         **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1997                             **
        21     Subsidiaries of MDU Resources Group, Inc.         **
        23(a)  Consent of Independent Public Accountants         **
        23(b)  Consent of Engineer                               **
        23(c)  Consent of Engineer                               **
        27     Financial Data Schedule                           **
____________________
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.