Form 10-Q
period 1998-03-31
MDU RESOURCES GROUP INC
filed 1998-05-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                       Schuchart Building
                     918 East Divide Avenue
                         P.O. Box 5650
                Bismarck, North Dakota 58506-5650
               (Address of principal executive offices)
                               (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998: 34,246,615 shares.

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

    MDU Resources Group, Inc. (Company) is a diversified natural resource company which was incorporated under the laws of the State of Delaware in 1924. Its principal executive offices are at the Schuchart Building, 918 East Divide Avenue, P.O. Box 5650,
Bismarck, North Dakota 58506-5650, telephone (701) 222-7900.

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

    Utility Services, through its wholly owned subsidiaries, installs and repairs electric transmission and distribution power lines in the western United States and Hawaii and provides related supplies and equipment.


                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 1998 and 1997

  Consolidated Balance Sheets --
    March 31, 1998 and 1997, and December 31, 1997

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1998 and 1997

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Part II -- Other Information

Signatures

Exhibit Index

Exhibits


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                     1998         1997
                                                  (In thousands, except
                                                    per share amounts)

Operating revenues:
  Electric                                         $ 44,740    $ 37,273
  Natural gas                                        73,543      60,062
  Construction materials and mining                  38,961      23,003
  Oil and natural gas production                     12,878      19,473
                                                    170,122     139,811
Operating expenses:
  Fuel and purchased power                           11,833      12,179
  Purchased natural gas sold                         32,175      21,027
  Operation and maintenance                          69,723      53,793
  Depreciation, depletion and amortization           17,789      15,669
  Taxes, other than income                            6,393       6,387
                                                    137,913     109,055
Operating income:
  Electric                                            8,448       8,448
  Natural gas distribution                            6,793       7,097
  Natural gas transmission                           12,895       7,414
  Construction materials and mining                   1,158        (689)
  Oil and natural gas production                      2,915       8,486
                                                     32,209      30,756

Other income -- net                                   2,602        (452)
Interest expense                                      7,135       7,093
Income before income taxes                           27,676      23,211
Income taxes                                          9,883       8,614
Net income                                           17,793      14,597
Dividends on preferred stocks                           194         196
Earnings on common stock                           $ 17,599    $ 14,401
Earnings per common share -- basic                 $    .58    $    .50
Earnings per common share -- diluted               $    .58    $    .50
Dividends per common share                         $  .2875    $  .2775
Average common shares outstanding -- basic           30,250      28,596
Average common share outstanding -- diluted          30,420      28,679

The accompanying notes are an integral part of these consolidated statements.





                        MDU RESOURCES GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS

                                          March 31,      March 31,  December 31,
                                           1998            1997        1997
                                        (Unaudited)    (Unaudited)
                                                      (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents              $   50,857    $   44,541    $   28,174
 Receivables                                89,131        61,212        80,585
 Inventories                                34,549        22,048        41,322
 Deferred income taxes                      17,896        23,825        17,356
 Prepayments and other current assets       18,896        27,008        12,479
                                           211,329       178,634       179,916
Investments                                 18,131        53,495        18,935
Property, plant and equipment:
 Electric                                  567,416       548,829       566,247
 Natural gas distribution                  173,468       166,705       172,086
 Natural gas transmission                  289,781       280,603       288,709
 Construction materials and mining         414,520       177,043       243,110
 Oil and natural gas production            250,341       218,647       240,193
                                         1,695,526     1,391,827     1,510,345
 Less accumulated depreciation,
   depletion and amortization              686,642       633,829       670,809
                                         1,008,884       757,998       839,536
Deferred charges and other assets           72,933        72,613        75,505
                                        $1,311,277    $1,062,740    $1,113,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                  $    1,625    $    1,435    $    3,347
 Long-term debt and preferred
   stock due within one year                10,436        11,854         7,902
 Accounts payable                           31,128        25,677        31,571
 Taxes payable                              16,508        12,221         9,057
 Dividends payable                           9,633         8,133         8,574
 Other accrued liabilities,
   including reserved revenues              79,701       102,222        88,563
                                           149,031       161,542       149,014
Long-term debt                             338,073       261,287       298,561
Deferred credits and other liabilities:
 Deferred income taxes                     178,899       118,593       119,747
 Other liabilities                         140,664       144,465       143,574
                                           319,563       263,058       263,321

Commitments and contingencies

Stockholders' equity:
 Preferred stock subject to mandatory
   redemption requirements                   1,700         1,800         1,700
 Preferred stock redeemable at option
   of the Company                           15,000        15,000        15,000
                                            16,700        16,800        16,700
 Common stockholders' equity:
    Common stock (Shares outstanding --
      32,832,002, $3.33 par value at
      March 31, 1998, 29,143,332, $3.33 par
      value at December 31, 1997 and
      28,606,128, $3.33 par value at
      March 31, 1997)                      109,862        95,258        97,047
   Other paid-in capital                   160,792        66,790        76,526
   Retained earnings                       220,882       198,005       212,723
   Treasury stock at cost (159,681 shares)  (3,626)          ---           ---
     Total common stockholders' equity     487,910       360,053       386,296
    Total stockholders' equity             504,610       376,853       402,996
                                        $1,311,277    $1,062,740    $1,113,892

The accompanying notes are an integral part of these consolidated statements.

                         MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                                  (In thousands)

Operating activities:
  Net income                                                 $ 17,793 $  14,597
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                   17,789    15,669
    Deferred income taxes and investment tax credit -- net      1,889     3,135
    Recovery of deferred natural gas contract litigation
      settlement costs, net of income taxes                       ---     1,559
    Changes in current assets and liabilities --
      Receivables                                               7,785    11,975
      Inventories                                              10,577     5,313
      Other current assets                                     (3,295)  (10,713)
      Accounts payable                                         (3,368)   (5,903)
      Other current liabilities                                (7,564)   15,181
    Other noncurrent changes                                   (4,387)    2,755

  Net cash provided by operating activities                    37,219    53,568

Financing activities:
  Net change in short-term borrowings                          (7,722)   (2,515)
  Issuance of long-term debt                                   37,301     3,000
  Repayment of long-term debt                                  (6,670)  (22,382)
  Issuance of common stock                                        ---     2,916
  Retirement of natural gas repurchase commitment              (4,786)  (27,332)
  Dividends paid                                               (9,634)   (8,134)

  Net cash provided by (used in) financing activities           8,489   (54,447)

Investing activities:
  Capital expenditures including acquisitions of businesses --
    Electric                                                   (2,779)   (2,861)
    Natural gas distribution                                   (1,617)   (2,236)
    Natural gas transmission                                   (1,117)   (1,506)
    Construction materials and mining                         (11,054)   (4,944)
    Oil and natural gas production                            (10,935)   (8,184)
                                                              (27,502)  (19,731)
  Net proceeds from sale or disposition of property               946     2,504
  Net capital expenditures                                    (26,556)  (17,227)
  Sale of natural gas available under repurchase commitment     2,727    14,842
  Investments                                                     804         6

  Net cash used in investing activities                       (23,025)   (2,379)

  Increase (decrease) in cash and cash equivalents             22,683    (3,258)
  Cash and cash equivalents -- beginning of year               28,174    47,799

  Cash and cash equivalents -- end of period                 $ 50,857  $ 44,541


The accompanying notes are an integral part of these consolidated statements.




                    MDU RESOURCES GROUP, INC.
                      NOTES TO CONSOLIDATED
                       FINANCIAL STATEMENTS

                     March 31, 1998 and 1997
                          (Unaudited)

1.  Basis of presentation

    The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1997 (1997 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 1997 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

2.  Reclassifications

    Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or common stockholders' equity as previously reported.

3.  Seasonality of operations

    Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results may not be indicative of results for the full fiscal year.

4.  Accounting change

    On January 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive
Income" (SFAS No. 130). SFAS No. 130 provides authoritative guidance on the reporting and display of comprehensive income and its components. For the period ended March 31, 1998 comprehensive income equaled net income as reported.

5.  Pending litigation

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

    In June 1997, the Federal District Court issued its order awarding Moncrief damages of approximately $15.6 million. In July 1997, the Federal District Court issued an order limiting Moncrief's reimbursable costs to post-judgment interest, instead of both pre- and post-judgment interest as Moncrief had sought. In August 1997, Moncrief filed a notice of appeal with the United States Court of Appeals for the Tenth Circuit related to the Federal District Court's orders. In September 1997, Williston Basin and the Company filed a notice of cross-appeal.

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

Apache Corporation/Snyder Oil Corporation --

    In December 1993, Apache Corporation (Apache) and Snyder
Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court), against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company as Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have recently provided alleged damages under differing theories ranging up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. The trial before the North Dakota District Court was completed in November 1997. Williston Basin and the Company are awaiting a decision from the North Dakota District Court.

    In a related matter, in March 1997, a suit was filed by nine other producers, several of which had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the Company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been specified.

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

    In September 1996, the Co-owners notified the Company and
Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price, of approximately $50 million or more. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. By letter dated May 14, 1997, Knife River requested permission to move for summary judgment which permission was granted by the arbitration panel over objections of the Co-owners. Knife River filed its summary judgment motion in July 1997, which motion was denied in October 1997. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

6.  Regulatory matters and revenues subject to refund

    Williston Basin had pending with the FERC a general natural gas rate change application implemented in 1992. In October 1997, Williston Basin appealed to the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in prior orders concerning the 1992 proceeding. In December 1997, the FERC issued an order accepting, subject to certain conditions, Williston Basin's July 1997 compliance filing. In December 1997, Williston Basin submitted a compliance filing pursuant to the FERC's December 1997 order and refunded $33.8 million to its customers, including $30.8 million to Montana-Dakota, in addition to the $6.1 million interim refund that it had previously made in November 1996. All such amounts had been previously reserved. On March 25, 1998, the FERC issued an order accepting Williston Basin's December 1997 compliance filing.

    Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

7.  Natural gas repurchase commitment

    The Company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company, as described in Note 3 of its 1997 Annual Report. As a part of the corporate realignment effected January 1, 1985, the Company agreed, pursuant to the settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas.

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

9.  Cash Flow Information

    Cash expenditures for interest and income taxes were as
follows:
                                               Three Months Ended
                                                    March 31,
                                                  1998      1997
                                                  (In thousands)

   Interest, net of amount capitalized         $ 3,033   $ 3,918
   Income taxes                                $   437   $   429

    The Company's Consolidated Statements of Cash Flows include the effects from acquisitions.

10. Derivatives

    The Company, in connection with the operations of Williston Basin and Fidelity Oil, has entered into certain price swap and collar agreements (hedge agreements) to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. These hedge agreements are not held for trading purposes. The hedge agreements call for the Company to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the hedge agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX or Colorado Interstate Gas Index.
The Company believes that there is a high degree of correlation because the timing of purchases and production and the hedge agreements are closely matched, and hedge prices are established in the areas of the Company's operations. Amounts payable or receivable on hedge agreements are matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty. The amounts payable or receivable are offset by corresponding increases and decreases in the value of the underlying commodity transactions.

    Knife River has entered into an interest rate swap agreement to manage a portion of their interest rate exposure on long-term debt. This interest rate swap agreement is not held for trading purposes. The interest rate swap agreement calls for the Company to receive quarterly payments from or make payments to counterparties based upon the difference between fixed and variable rates as specified by the interest rate swap agreement. The variable prices are based on the three-month floating London Interbank Offered Rate. Settlement amounts payable or receivable under this interest rate swap agreement are recorded in "Interest expense" on the Consolidated Statements of Income in the accounting period they are incurred. The amounts payable or receivable are offset by interest on the related debt instrument.

    The Company's policy prohibits the use of derivative instruments for trading purposes and the Company has procedures in place to monitor their use. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

    The following table summarizes the Company's hedging activity (notional amounts in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                        1998               1997
Oil swap/collar agreements:*
    Range of fixed prices per barrel                  $20.92      $19.78-$21.36
    Notional amount (in barrels)                          54                180

  Natural gas swap/collar agreements:*
    Range of fixed prices per MMBtu              $2.10-$2.67        $1.40-$2.25
    Notional amount (in MMBtu's)                       1,620              2,682

  Interest rate swap agreements:**
    Range of fixed interest rates                5.50%-6.50%        5.50%-6.50%
    Notional amount (in dollars)                     $10,000            $30,000

   *  Receive fixed -- pay variable
  **  Receive variable -- pay fixed




    The following table summarizes swap agreements outstanding at March 31, 1998 (notional amounts in thousands):

                                                                        Notional
                                                    Fixed Price           Amount
                                          Year     (Per barrel)     (In barrels)
        Oil swap agreement*               1998           $20.92              165

                                                       Range of         Notional
                                                   Fixed Prices           Amount
                                          Year      (Per MMBtu)     (In MMBtu's)
        Natural gas swap/collar
          agreements*                     1998      $1.54-$2.67            4,462

                                                                        Notional
                                                 Range of Fixed           Amount
                                          Year   Interest Rates     (In dollars)
        Interest rate swap
        agreement**                       1998      5.50%-6.50%          $10,000

         * Receive fixed -- pay variable
        ** Receive variable -- pay fixed

    The fair value of these derivative financial instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the Company's financial statements. Favorable and unfavorable positions related to oil and natural gas hedge agreements will be offset by corresponding increases and decreases in the value of the underlying commodity transactions. A favorable or unfavorable position on the interest rate swap agreement will be offset by interest on the related debt instrument. The Company's net unfavorable position on all swap and collar agreements
outstanding at March 31, 1998, was $710,000.   In the event a hedge
agreement does not qualify for hedge accounting or when the underlying commodity transaction or related debt instrument matures, is sold, is extinguished, or is terminated, the current favorable or unfavorable position on the open contract would be included in results of operations. The Company's policy requires approval to terminate a hedge agreement prior to its original maturity. In the event a hedge agreement is terminated, the realized gain or loss at the time of termination would be deferred until the underlying commodity transaction or related debt instrument is sold or matures and would be offset by corresponding increases or decreases in the value of the underlying commodity transaction or interest on the related debt instrument.

11. Acquisitions

    On March 5, 1998, the Company acquired Morse Bros., Inc.
(MBI), and S2 - F Corp. (S2-F), privately-held construction materials companies located in Oregon's Willamette Valley. The purchase consideration for such companies consisted of approximately $96 million of the Company's common stock and cash, the assumption of certain liabilities and an adjustment based on working capital. The Company issued 3,688,670 shares of common stock, excluding 159,681 shares of treasury stock acquired, which was unregistered and is subject to certain restrictions in exchange for all of the issued and outstanding stock of MBI and S2-F. The acquisition was accounted for under the purchase method of accounting. Under this method, the consideration for the stock of MBI and S2-F was allocated to the underlying assets acquired and liabilities assumed, based on their estimated fair market values.


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

                                                      Three Months
                                                          Ended
                                                         March 31,
Business                                              1998    1997
Electric                                            $ 3.6    $ 3.4
Natural gas distribution                              3.6      3.8
Natural gas transmission                              8.1      2.5
Construction materials and mining                      .3      (.2)
Oil and natural gas production                        2.0      4.9
Earnings on common stock                            $17.6    $14.4

Earnings per common share -- basic                  $ .58    $ .50

Earnings per common share -- diluted                $ .58    $ .50

Return on average common equity for the
  12 months ended                                   14.8%    13.2%

Three Months Ended March 31, 1998 and 1997

    Consolidated earnings for the quarter ended March 31, 1998, were up $3.2 million from the comparable period a year ago. The improvement is attributable to increased earnings from the natural gas transmission, construction materials and mining and electric businesses, partially offset by a decrease in oil and natural gas production and natural gas distribution earnings.
                 ________________________________

    Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or common stockholders' equity as previously reported.

Electric Operations
                                                      Three Months
                                                         Ended
                                                       March 31,
                                                     1998*    1997
Operating revenues:
  Retail sales                                     $ 33.0   $ 34.2
  Sales for resale and other                          3.3      3.1
  Utility services                                    8.4      ---
                                                     44.7     37.3
Operating expenses:
  Fuel and purchased power                           11.8     12.2
  Operation and maintenance                          17.6     10.4
  Depreciation, depletion and amortization            4.7      4.4
  Taxes, other than income                            2.1      1.8
                                                     36.2     28.8
Operating income                                      8.5      8.5

Retail sales (kWh)                                  523.2    543.6
Sales for resale (kWh)                              129.4    114.9
Cost of fuel and purchased power per kWh           $ .017   $ .017

 * Includes International Line Builders, Inc. and High Line Equipment, Inc. which were acquired on July 1, 1997.

Natural Gas Distribution Operations
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                     1998     1997
Operating revenues:
  Sales                                            $ 61.5   $ 55.5
  Transportation and other                            1.1      1.1
                                                     62.6     56.6
Operating expenses:
  Purchased natural gas sold                         45.4     38.5
  Operation and maintenance                           7.5      8.1
  Depreciation, depletion and amortization            1.8      1.8
  Taxes, other than income                            1.1      1.1
                                                     55.8     49.5
Operating income                                      6.8      7.1

Volumes (dk):
  Sales                                              14.0     15.1
  Transportation                                      3.2      2.9
Total throughput                                     17.2     18.0

Degree days (% of normal)                             94%     101%
Average cost of natural gas, including
  transportation, per dk                           $ 3.24   $ 2.53

Natural Gas Transmission Operations
                                                     Three Months
                                                        Ended
                                                       March 31,
                                                     1998     1997
Operating revenues:
  Transportation and storage                       $ 19.0   $ 17.2*
  Energy marketing and natural
    gas production                                   10.7      8.5
                                                     29.7     25.7
Operating expenses:
  Purchased gas sold                                  5.6      4.1
  Operation and maintenance                           7.7     10.9*
  Depreciation, depletion and amortization            2.0      1.8
  Taxes, other than income                            1.5      1.5
                                                     16.8     18.3
Operating income                                     12.9      7.4

Volumes (dk):
  Transportation --
    Montana-Dakota                                    8.4      8.8
    Other                                            14.4     12.4
                                                     22.8     21.2

  Produced (000's of dk)                            1,751    1,757

* Includes $2.5 million of amortization and related recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs.


Construction Materials and Mining Operations
                                                      Three Months
                                                         Ended
                                                        March 31,
                                                     1998     1997**
Operating revenues:
  Construction materials                           $ 29.7   $ 14.2
  Coal                                                9.3      8.8
                                                     39.0     23.0
Operating expenses:
  Operation and maintenance                          33.1     20.8
  Depreciation, depletion and amortization            3.9      2.0
  Taxes, other than income                             .9       .9
                                                     37.9     23.7
Operating income                                      1.1      (.7)

Sales (000's):
  Aggregates (tons)                                   863      584
  Asphalt (tons)                                       30       54
  Ready-mixed concrete (cubic yards)                  139       68
  Coal (tons)                                         788      774

** Prior to August 1, 1997, financial results did not include information related to Knife River's ownership interest in Hawaiian Cement, 50 percent of which was acquired in September 1995, and was accounted for under the equity method. On July 31, 1997, Knife River acquired the 50 percent interest in Hawaiian Cement that it did not previously own, and subsequent to that date financial results are consolidated into Knife River's financial statements.

Oil and Natural Gas Production Operations
                                                     Three Months
                                                         Ended
                                                        March 31,
                                                     1998     1997
Operating revenues:
  Oil                                              $  6.8   $ 10.0
  Natural gas                                         6.1      9.5
                                                     12.9     19.5
Operating expenses:
  Operation and maintenance                           3.8      4.1
  Depreciation, depletion and amortization            5.4      5.7
  Taxes, other than income                             .8      1.2
                                                     10.0     11.0
Operating income                                      2.9      8.5

Production (000's):
  Oil (barrels)                                       483      520
  Natural gas (Mcf)                                 2,808    3,421

Average sales price:
  Oil (per barrel)                                 $14.05   $19.24
  Natural gas (per Mcf)                              2.17     2.77

    Amounts presented in the above tables for natural gas operating revenues and purchased natural gas sold for the three months ended March 31, 1998 and 1997, respectively, and operation and maintenance expenses for the three months ended March 31, 1997, will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and Williston Basin's natural gas transmission business.

Three Months Ended March 31, 1998 and 1997

Electric Operations
    Operating income at the electric business was unchanged. Retail sales decreased to all major customer classes resulting from warmer winter weather. Sales for resale volumes increased due to favorable market conditions and short-term contracts. Utility services revenue and related operation and maintenance expense, depreciation, depletion and amortization and taxes other than income resulted from the acquisition of International Line Builders, Inc. (ILB) and High Line Equipment, Inc. (HLE) on July 1, 1997. Exclusive of the above-mentioned acquisition, depreciation expense increased due to an increase in depreciable electric utility plant.

    Earnings for the electric business increased due to $352,000 in earnings attributable to ILB and HLE, and decreased net interest expense due largely to lower average long-term interest rates.

Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business due to reduced weather-related sales of 1.0 million decatherms, the result of 7 percent warmer weather. The pass-through of higher average natural gas costs more than offset the revenue decline that resulted from reduced sales volumes. Decreased operation and maintenance expense partially offset the operating income decline.

    Natural gas distribution earnings decreased due to the previously discussed decrease in operating income.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to increases in transportation revenues. The increase in transportation revenue resulted from a $5.0 million ($3.1 million after tax) reversal of reserves for certain contingencies relating to a FERC order concerning a compliance filing. Higher average transportation rates and increased transportation to off-system markets, somewhat offset by decreased on-system transportation, also added to the revenue improvement. The revenue increase was partially offset by the completion of the recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs in 1997, with a corresponding reduction in operation expense. Operation expense also declined due to the timing of pipeline safety user fees and lower production royalties due to lower prices. Increased energy marketing revenues, due to higher natural gas volumes sold, also added to the operating income improvement.

    Earnings for this business increased due to the operating income improvement, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on this gas stemming from lower average borrowings.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $1.6 million primarily due to the acquisitions of the 50 percent interest in Hawaiian Cement that Knife River did not previously own in July 1997 and MBI and S2-F in March 1998. Prior to August 1997, Knife River's original 50 percent ownership interest in Hawaiian Cement was accounted for under the equity method. However, with the acquisition mentioned above, Knife River began consolidating Hawaiian Cement into its financial statements. Operating income at the other construction materials operations improved due to increased ready-mixed concrete prices and increased construction activity in Oregon and higher cement margins in Hawaii. Lower aggregate and asphalt sales volumes and decreased construction revenues, all primarily due to the absence of the 1997 flood repair work at the northern California operations, partially offset the increase in operating income at the other construction materials operations.

Coal Operations --

    Operating income for the coal operations increased $202,000 primarily due to increased volumes sold in 1998 as compared to 1997 due to maintenance work at the Coyote Station. Higher average sales prices due to price increases at the Beulah Mine also added to the improvement in coal revenues. Operation expenses increased due to volume-related cost increases, partially offsetting the increase in operating income.

Consolidated --

    Earnings increased due to increased operating income at both the construction materials and coal operations. Higher interest expense resulting mainly from increased long-term debt due to the recent acquisitions and 1997 gains realized from the sale of equipment, partially offset the increase in earnings.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased primarily as a result of lower oil and natural gas revenues. Decreased oil revenue resulted from a $2.7 million decline due to lower average prices and a $520,000 decrease due to lower production. The decrease in natural gas revenue was due to a $2.1 million decline arising from lower average prices and a $1.3 million reduction due to lower production. Decreased operation and maintenance expenses and depreciation, depletion and amortization, both the result of lower production, partially offset the decrease in operating income. Taxes other than income decreased mainly due to lower production taxes resulting from lower commodity prices, also partially offsetting the operating income decline.

    Earnings for this business unit decreased due to the decrease in operating income. Decreased interest expense due to lower average long-term debt balances partially offset the decline in earnings.

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

Regulated Operations --

    In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Company and its regulated operations to differ materially from those discussed in forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation, wholesale and retail competition (including but not limited to electric retail wheeling and transmission costs), availability of economic supplies of natural gas, and present or prospective natural gas distribution or transmission competition (including but not limited to prices of alternate fuels and system deliverability costs).

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

Factors Common to Regulated and Non-Regulated Operations --

    The business and profitability of the Company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the Company's financial instruments, changes in accounting principles and/or the application of such principles to the Company, changes in technology and legal proceedings, and the ability of the Company and others to address year 2000 issues.

Prospective Information

    On April 1, 1998, the Company acquired Angell Bros., Inc., a construction materials company in Portland, Oregon. Angell Bros., Inc. sells crushed rock to customers in the greater Portland metropolitan area. The Angell Bros., Inc. assets are being operated as part of MBI, a subsidiary of KRC Holdings.

    On April 17, 1998, the Company acquired Pouk & Steinle, Inc., an electrical construction company based in Riverside, California. Pouk & Steinle, Inc. performs services for some of the larger California utilities along with providing high voltage electric construction services to large industrial and commercial customers in the Los Angeles area. Pouk & Steinle, Inc. is being operated as a wholly owned subsidiary of Utility Services.

    On April 27, 1998, the Company received proceeds of $30.1 million from a public stock offering. The proceeds from the sale of this stock may be used for refunding of outstanding debt obligations, for corporate development purposes (including the potential acquisitions of businesses and/or business assets), and for other general corporate purposes.

    The Company continues to seek additional growth opportunities including investing in the development of related lines of business.

Liquidity and Capital Commitments

    Montana-Dakota's net capital needs for 1998 are estimated at $19.9 million for net capital expenditures and $20.4 million for the retirement of long-term securities. On April 14, 1998, the Company gave notice of its intention to call, on May 15, 1998, its remaining $20 million 9 1/8 percent Series first mortgage bonds, due May 15, 2006. Estimated capital expenditures include those for system upgrades, routine replacements and service extensions. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its net capital expenditures and securities retirements from internal sources, through the use of the Company's $40 million revolving credit and term loan agreement, $14 million of which was outstanding at March 31, 1998, and through the issuance of long-term debt, the amount and timing of which will depend upon Montana-Dakota's needs, internal cash generation and market conditions.

    Williston Basin's 1998 net capital expenditures are estimated at $20.1 million for routine system improvements and continued development of natural gas reserves. Williston Basin expects to meet its net capital expenditures for 1998 with a combination of internally generated funds, short-term lines of credit aggregating $40.6 million, $350,000 of which was outstanding at March 31, 1998, and through the issuance of long-term debt, the amount and timing of which will depend upon Williston Basin's needs, internal cash generation and market conditions.

    Knife River's 1998 net capital expenditures are estimated at $164.1 million, including those expenditures for the acquisitions of MBI, S2-F and Angell Bros., Inc. Knife River's 1998 estimated net capital expenditures also include routine equipment upgrades and replacements and the building of construction materials handling facilities. It is anticipated that these net capital expenditures will be met through funds generated from internal sources, short-term lines of credit aggregating $32.4 million, $1.2 million of which was outstanding at March 31, 1998, a revolving credit agreement of $85 million, $69 million of which was outstanding at March 31, 1998, and the issuance of the Company's equity securities.

    Fidelity Oil's 1998 net capital expenditures related to its oil and natural gas program are estimated at $37 million. It is anticipated that Fidelity's 1998 net capital expenditures will be used to further enhance production and reserve growth and will be met from internal sources and existing long-term credit facilities. Fidelity's borrowing base, which is based on total proved reserves, is currently $65 million. This consists of $17 million of issued notes, $13 million in an uncommitted note shelf facility, and a $35 million revolving line of credit, $16.8 million of which was outstanding at March 31, 1998.

    Other corporate net capital expenditures for 1998 are estimated at $8.0 million, including expenditures for the acquisition of Pouk & Steinle, Inc., as previously discussed, and for routine equipment maintenance and replacements. These capital expenditures are anticipated to be met through internal sources, short-term lines of credit aggregating $3.8 million, $125,000 of which was outstanding at March 31, 1998, and the issuance of the Company's equity securities.

    The estimated 1998 net capital expenditures set forth above do not include potential future acquisitions. To the extent that acquisitions occur, such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the Company's equity securities.

    The Company utilizes its short-term lines of credit aggregating $50 million, none of which was outstanding on March 31, 1998, and its $40 million revolving credit and term loan agreement, $14 million of which was outstanding at March 31, 1998, as previously described, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 1998, the Company could have issued approximately $260 million of additional first mortgage bonds.

    The Company's coverage of combined fixed charges and preferred stock dividends was 3.5 and 3.4 times for the twelve months ended March 31, 1998, and December 31, 1997, respectively. Additionally, the Company's first mortgage bond interest coverage was 5.9 and 6.0 times for the twelve months ended March 31, 1998, and December 31, 1997, respectively. Common stockholders' equity as a percent of total capitalization was 58 percent and 55 percent at March 31, 1998, and December 31, 1997, respectively.


                  PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 5, 1998, the Company issued to the shareholders of MBI and S2-F an aggregate of 3,848,351 shares of Common Stock, $3.33 par value, to acquire all of the issued and outstanding capital stock of MBI and S2-F. The aggregate amount of shares issued included 159,681 shares which were issued to MBI as consideration for MBI's fifty percent ownership of the outstanding common stock of S2-F. As a result of MBI receiving MDU Resources Common Stock for the Company's acquisition of S2-F, the 159,681 shares of Common Stock are presently being held by MBI. These shares of Common Stock held by MBI are neither entitled to vote nor be counted for quorum or financial reporting purposes as outstanding shares. The Common Stock issued by the Company was issued in a private sale exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933. The shareholders have acknowledged that they are holding the Company's Common Stock as an investment and not with a view to distribution. On April 27, 1998, certain shareholders of MBI and S2-F sold 1,230,932 shares of the Company's common stock in a registered public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on April 28, 1998. One proposal was submitted to stockholders as described in the Company's Proxy Statement dated March 9, 1998, and was voted upon and approved by stockholders at the meeting. The table below briefly describes the proposal and the results of the stockholder votes.

                                                 Shares
                                                 Against
                                       Shares       or                  Broker
                                         For    Withheld  Abstentions  Non-Votes
Proposal to elect five directors:

  For terms expiring in 2001 --
   Douglas C. Kane                  25,466,264    267,333     ---         ---
   Richard L. Muus                  25,453,857    279,740     ---         ---
   John L. Olson                    25,344,121    389,476     ---         ---
   Joseph T. Simmons                25,461,171    272,426     ---         ---
   Martin A. White                  25,463,082    270,515     ---         ---


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock
                   Dividends
             (27)  Financial Data Schedule

          b) Reports on Form 8-K

                Form 8-K was filed on April 16, 1998. Under Item 5--Other Events, the Company reported first quarter earnings.

                Form 8-K was filed on April 21, 1998. Under Item 7-- Financial Statements and Exhibits, the Company filed a Purchase Agreement relating to a public offering of the Company's Common Stock.


                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MDU RESOURCES GROUP, INC.




DATE May 12, 1998                     BY   /s/ Warren L. Robinson
                                           Warren L. Robinson
                                           Vice President, Treasurer
                                             and Chief Financial Officer



                                      BY  /s/ Vernon A. Raile
                                           Vernon A. Raile
                                           Vice President, Controller and
                                             Chief Accounting Officer


                              EXHIBIT INDEX

Exhibit No.


(12) Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock
      Dividends

(27)  Financial Data Schedule