Form 10-Q
period 1998-06-30
MDU RESOURCES GROUP INC
filed 1998-08-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998:
52,844,778 shares.

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

    The Company, through its wholly owned subsidiary, Centennial Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI Holdings), Knife River Corporation (Knife River), the Fidelity Oil Group (Fidelity Oil) and Utility Services, Inc. (Utility Services).

    WBI Holdings, through its wholly owned subsidiary, Williston Basin Interstate Pipeline Company
    (Williston Basin), produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and
    Wyoming. In addition, WBI Holdings, through its wholly owned subsidiary, WBI Energy Services, Inc.
    and its subsidiaries, seeks new energy markets while continuing to expand present markets for natural gas and propane in the Midwestern and southern regions of the United States. Williston Basin Interstate Pipeline Company was recently reorganized into several operating units. WBI Holdings, Inc. became the parent company for all of the operating companies.

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

    Utility Services, through its wholly owned subsidiaries, installs and repairs electric transmission, electric and natural gas distribution, telecommunication cable and fiber optic systems in the western United States and Hawaii and provides related supplies, equipment and engineering services.



                              INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 1998 and 1997

  Consolidated Balance Sheets --
    June 30, 1998 and 1997, and December 31, 1997

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 1998 and 1997

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

Exhibits


                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                               Three Months        Six Months
                                                  Ended              Ended
                                                 June 30,           June 30,
                                              1998      1997     1998     1997
                                        (In thousands, except per share amounts)

Operating revenues:
 Electric                                   $ 48,182  $ 31,770 $ 92,921 $ 69,043
 Natural gas                                  38,102    42,379  111,646  102,442
 Construction materials and mining            80,895    35,081  119,856   58,084
 Oil and natural gas production               12,536    16,150   25,414   35,623
                                             179,715   125,380  349,837  265,192
Operating expenses:
 Fuel and purchased power                     12,408    10,221   24,241   22,399
 Purchased natural gas sold                   11,334    16,090   43,509   37,118
 Operation and maintenance                   103,844    60,876  173,567  114,670
 Depreciation, depletion and amortization     19,365    14,406   37,154   30,075
 Taxes, other than income                      6,259     5,339   12,652   11,726
 Write-down of oil and natural gas
  properties (Note 6)                         33,100       ---   33,100      ---
                                             186,310   106,932  324,223  215,988
Operating income (loss):
 Electric                                      7,502     4,268   15,950   12,716
 Natural gas distribution                       (819)      (53)   5,974    7,045
 Natural gas transmission                      7,828     7,177   20,724   14,590
 Construction materials and mining             9,368     1,708   10,525    1,019
 Oil and natural gas production              (30,474)    5,348  (27,559)  13,834
                                              (6,595)   18,448   25,614   49,204

Other income -- net                            2,554     2,027    5,156    1,574
Interest expense                               7,215     7,041   14,350   14,133
Income (loss) before income taxes            (11,256)   13,434   16,420   36,645
Income taxes                                  (5,471)    4,693    4,412   13,308
Net income (loss)                             (5,785)    8,741   12,008   23,337
Dividends on preferred stocks                    195       196      389      391
Earnings (loss) on common stock             $ (5,980) $  8,545 $ 11,619 $ 22,946
Earnings (loss) per common share -- basic   $   (.12) $    .20 $    .24 $    .53
Earnings (loss) per common share -- diluted $   (.12) $    .20 $    .24 $    .53
Dividends per common share                  $  .1917  $  .1850 $  .3833 $  .3700
Average common shares outstanding -- basic    50,936    43,104   48,171   42,999
Average common shares outstanding -- diluted  50,936    43,247   48,412   43,129

The accompanying notes are an integral part of these consolidated statements.


                       MDU RESOURCES GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                              June 30,    June 30,  December 31,
                                               1998         1997          1997
                                                      (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                 $   43,106   $   31,514   $   28,174
 Receivables                                   88,059       58,697       80,585
 Inventories                                   40,664       28,003       41,322
 Deferred income taxes                         16,041       23,375       17,356
 Prepayments and other current assets          15,106       25,480       12,479
                                              202,976      167,069      179,916
Investments                                    20,513       54,216       18,935
Property, plant and equipment:
 Electric                                     571,936      552,636      566,247
 Natural gas distribution                     175,219      167,464      172,086
 Natural gas transmission                     292,865      281,205      288,709
 Construction materials and mining            446,936      180,658      243,110
 Oil and natural gas production               218,373      224,381      240,193
                                            1,705,329    1,406,344    1,510,345
 Less accumulated depreciation,
   depletion and amortization                 694,878      645,086      670,809
                                            1,010,451      761,258      839,536
Deferred charges and other assets              74,795       63,839       75,505
                                           $1,308,735   $1,046,382   $1,113,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                     $    8,439   $    7,675   $    3,347
 Long-term debt and preferred
   stock due within one year                    5,571        6,854        7,902
 Accounts payable                              39,880       31,216       31,571
 Taxes payable                                    ---        3,379        9,057
 Dividends payable                             10,040        8,173        8,574
 Other accrued liabilities,
   including reserved revenues                 68,850       97,032       88,563
                                              132,780      154,329      149,014
Long-term debt                                332,126      258,306      298,561
Deferred credits and other liabilities:
 Deferred income taxes                        178,995      119,299      119,747
 Other liabilities                            130,959      133,960      143,574
                                              309,954      253,259      263,321

Commitments and contingencies

Stockholders' equity:
 Preferred stock subject to mandatory
   redemption requirements                      1,700        1,800        1,700
 Preferred stock redeemable at option
   of the Company                              15,000       15,000       15,000
                                               16,700       16,800       16,700
 Common stockholders' equity:
    Common stock (Note 4)
     (Shares outstanding -- 51,369,923,
      $3.33 par value at June 30, 1998,
      28,747,683, $3.33 par value at
      June 30, 1997 and 29,143,332, $3.33
      par value at December 31, 1997)         171,859       95,730       97,047
   Other paid-in capital                      143,885       69,386       76,526
   Retained earnings                          205,057      198,572      212,723
   Treasury stock at cost (239,521 shares)     (3,626)         ---          ---
     Total common stockholders' equity        517,175      363,688      386,296
    Total stockholders' equity                533,875      380,488      402,996
                                           $1,308,735   $1,046,382   $1,113,892

The accompanying notes are an integral part of these consolidated statements.


                         MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                               Six Months Ended
                                                                    June 30,
                                                                 1998     1997
                                                                (In thousands)

Operating activities:
  Net income                                                  $ 12,008 $ 23,337
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                    37,154   30,075
    Deferred income taxes and investment tax credit -- net       4,995    4,444
    Recovery of deferred natural gas contract litigation
      settlement costs, net of income taxes                        ---    2,890
    Write-down of oil and natural gas properties, net of
      income taxes (Note 6)                                     20,025      ---
    Changes in current assets and liabilities --
      Receivables                                               12,691   14,490
      Inventories                                                4,636     (642)
      Other current assets                                         (44)  (9,913)
      Accounts payable                                           4,440     (364)
      Other current liabilities                                (30,354)   1,877
    Other noncurrent changes                                    (8,829)   2,743

  Net cash provided by operating activities                     56,722   68,937

Financing activities:
  Net change in short-term borrowings                           (1,408)   3,725
  Issuance of long-term debt                                    58,501      ---
  Repayment of long-term debt                                  (40,490) (27,365)
  Issuance of common stock                                      30,109    5,983
  Retirement of natural gas repurchase commitment              (12,374) (37,018)
  Dividends paid                                               (19,674) (16,306)

  Net cash provided by (used in) financing activities           14,664  (70,981)

Investing activities:
  Capital expenditures including acquisitions of businesses --
    Electric                                                    (5,861)  (7,098)
    Natural gas distribution                                    (3,847)  (4,007)
    Natural gas transmission                                    (5,066)  (3,935)
    Construction materials and mining                          (29,632)  (8,647)
    Oil and natural gas production                             (19,014) (14,061)
                                                               (63,420) (37,748)
  Net proceeds from sale or disposition of property              2,557    2,889
  Net capital expenditures                                     (60,863) (34,859)
  Sale of natural gas available under repurchase commitment      5,987   21,333
  Investments                                                   (1,578)    (715)

  Net cash used in investing activities                        (56,454) (14,241)

  Increase (decrease) in cash and cash equivalents              14,932  (16,285)
  Cash and cash equivalents -- beginning of year                28,174   47,799

  Cash and cash equivalents -- end of period                  $ 43,106 $ 31,514

The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
                      NOTES TO CONSOLIDATED
                       FINANCIAL STATEMENTS

                      June 30, 1998 and 1997
                          (Unaudited)

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

4.  Common stock split

    On May 14, 1998, the Company's Board of Directors approved a three-for-two common stock split to be effected in the form of a 50 percent common stock dividend. The additional shares of common stock were distributed on July 13, 1998, to common stockholders of record on July 3, 1998. All common stock information appearing in the accompanying consolidated financial statements has been restated to give retroactive effect to the stock split. Additionally, preference share purchase rights have been appropriately adjusted to reflect the effects of the split.


5. Accounting change

    On January 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive
Income" (SFAS No. 130). SFAS No. 130 provides authoritative guidance on the reporting and display of comprehensive income and its components. For the three months and six months ended June 30, 1998, comprehensive income equaled net income as reported.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS No. 133.

6. Write-down of oil and natural gas properties

    The Company uses the full-cost method of accounting for its oil and natural gas production activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized and amortized on the units of production method based on total proved reserves. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Future net revenue is estimated based on end-of-quarter prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent write-down is required to be charged to earnings in that quarter. Such a charge has no effect on the Company's cash flows.

    Due to significantly lower oil prices, the Company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at June 30, 1998. The Company was required to recognize a write-down of its oil and natural gas producing properties. This charge amounted to $33.1 million pretax and reduced earnings for the three and six months ended June 30, 1998 by $20 million.

7.  Pending litigation

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

    In June 1997, the Federal District Court issued its order awarding Moncrief damages of approximately $15.6 million. In July 1997, the Federal District Court issued an order limiting
Moncrief's reimbursable costs to post-judgment interest, instead of both pre- and post-judgment interest as Moncrief had sought. In August 1997, Moncrief filed a notice of appeal with the United
States Court of Appeals for the Tenth Circuit (U.S. Court of Appeals) related to the Federal District Court's orders. In September 1997, Williston Basin and the Company filed a notice of cross-appeal. Oral argument before the U.S. Court of Appeals has been scheduled for September 23, 1998.

    Williston Basin believes that it is entitled to recover from ratepayers virtually all of the costs which might ultimately be incurred as a result of this litigation as gas supply realignment transition costs pursuant to the provisions of the Federal Energy Regulatory Commission's (FERC) Order 636. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

  Apache Corporation/Snyder Oil Corporation --

    In December 1993, Apache Corporation (Apache) and Snyder
Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court), against Williston Basin and the Company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company as Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have submitted damage estimates under differing theories aggregating up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. The trial before the North Dakota District Court was completed in November 1997. Williston Basin and the Company are awaiting a decision from the North Dakota District Court.

    In a related matter, in March 1997, a suit was filed by nine other producers, several of which had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the Company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been stated.

    In Williston Basin's opinion, the claims of Apache and Snyder are without merit and overstated and the claims of the nine other producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from ratepayers.

  Jack J. Grynberg --

    In July 1996, Jack J. Grynberg (Grynberg) filed suit in
United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. The United States government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Grynberg and declined to intervene in the action, permitting Grynberg to proceed on his own. In March 1997, the U.S. District Court dismissed the suit without prejudice against 53 of the defendants, including Williston Basin, on the grounds that the parties were improperly joined in the suit and that Grynberg's claim of fraud was not specific enough as it related to any individual party to the suit. On May 15, 1998, Grynberg appealed the U.S. District Court's decision. Williston Basin believes Grynberg's claims are without merit and intends to vigorously contest this suit.

  Coal Supply Agreement --

    In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote electric generating station (Coyote Station), against the Company (an owner of a 25 percent interest in the Coyote Station) and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River of the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices that may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and the Co-owners are seeking damages in an unspecified amount. In May 1996, the State District Court stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

    In September 1996, the Co-owners notified the Company and
Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price, of approximately $50 million or more. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. A hearing before the arbitration panel is currently scheduled for October 5, 1998. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

8.  Regulatory matters and revenues subject to refund

    Williston Basin had pending with the FERC a general natural gas rate change application implemented in 1992. In October 1997, Williston Basin appealed to the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in prior orders concerning the 1992 proceeding. Oral argument before the D.C. Circuit Court has been scheduled for November 19, 1998.
In December 1997, the FERC issued an order accepting, subject to certain conditions, Williston Basin's July 1997 compliance filing. In December 1997, Williston Basin submitted a compliance filing pursuant to the FERC's December 1997 order and refunded $33.8 million to its customers, including $30.8 million to Montana-Dakota, in addition to the $6.1 million interim refund that it had previously made in November 1996. All such amounts had been previously reserved. On March 25, 1998, the FERC issued an order accepting Williston Basin's December 1997 compliance filing.

    In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC resulting in an increase of $8.9 million or 19.1 percent over the then current effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. On July 29, 1998, the FERC issued an order which may be subject to rehearing. Williston Basin is currently evaluating the implication of the order and what option to pursue.

    Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

9.  Natural gas repurchase commitment

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

    The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning
May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court which in December 1996 issued its order ruling that the FERC's actions in allocating costs to the Frontier gas were appropriate. See Note 8 regarding the July 29, 1998 FERC order which addresses various issues, including the costs to be allocated to the Frontier gas.

10. Environmental matters

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

11. Cash flow information

    Cash expenditures for interest and income taxes were as
follows:
                                             Six Months Ended
                                                  June 30,
                                              1998        1997
                                               (In thousands)

Interest, net of amount capitalized        $12,408     $12,384
Income taxes                               $17,489     $12,435

    The Company's Consolidated Statements of Cash Flows include the effects from acquisitions.

12. Derivatives

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

    Knife River has entered into an interest rate swap agreement to manage a portion of its interest rate exposure on long-term debt. This interest rate swap agreement is not held for trading purposes. The interest rate swap agreement calls for Knife River to receive quarterly payments from or make payments to counterparties based upon the difference between fixed and variable rates as specified by the interest rate swap agreement. The variable prices are based on the three-month floating London Interbank Offered Rate. Settlement amounts payable or receivable under this interest rate swap agreement are recorded in "Interest expense" on the Consolidated Statements of Income in the accounting period they are incurred. The amounts payable or receivable are offset by interest on the related debt instrument.

    The Company's policy prohibits the use of derivative instruments for trading purposes and the Company has procedures in place to monitor their use. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

    The following table summarizes the Company's hedging activity (notional amounts in thousands):

                                                   Six Months Ended
                                                       June 30,
                                                1998               1997
  Oil swap agreements:*
    Range of fixed prices per barrel          $20.92      $19.77-$21.36
    Notional amount (in barrels)                 109                362

  Natural gas swap/collar agreements:*
    Range of fixed prices per MMBtu      $1.54-$2.67        $1.30-$2.25
    Notional amount (in MMBtu's)               3,258              4,493

  Interest rate swap agreements:**
    Range of fixed interest rates        5.50%-6.50%        5.50%-6.50%
    Notional amount (in dollars)             $10,000            $30,000

   *  Receive fixed -- pay variable
  **  Receive variable -- pay fixed

    The following table summarizes swap agreements outstanding at June 30, 1998 (notional amounts in thousands):

                                                                      Notional
                                                    Fixed Price         Amount
                                          Year     (Per barrel)   (In barrels)
        Oil swap agreement*               1998           $20.92            110

                                                       Range of       Notional
                                                   Fixed Prices         Amount
                                          Year      (Per MMBtu)   (In MMBtu's)
        Natural gas swap/collar
          agreements*                     1998      $1.54-$2.67          2,824

                                                                      Notional
                                                 Range of Fixed         Amount
                                          Year   Interest Rates   (In dollars)
        Interest rate swap
          agreement**                     1998      5.50%-6.50%        $10,000

         * Receive fixed -- pay variable
        ** Receive variable -- pay fixed


    The fair value of these derivative financial instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the Company's financial statements. Favorable and unfavorable positions related to oil and natural gas hedge agreements will be offset by corresponding increases and decreases in the value of the underlying commodity transactions. A favorable or unfavorable position on the interest rate swap agreement will be offset by interest on the related debt instrument. The Company's net favorable position on all swap and collar agreements outstanding
at June 30, 1998, was $35,000.   In the event a hedge agreement does
not qualify for hedge accounting or when the underlying commodity transaction or related debt instrument matures, is sold, is extinguished, or is terminated, the current favorable or unfavorable position on the open contract would be included in results of operations. The Company's policy requires approval to terminate a hedge agreement prior to its original maturity. In the event a hedge agreement is terminated, the realized gain or loss at the time of termination would be deferred until the underlying commodity transaction or related debt instrument is sold or matures and would be offset by corresponding increases or decreases in the value of the underlying commodity transaction or interest on the related debt instrument.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    For purposes of segment financial reporting and discussion of results of operations, Electric includes the electric operations of Montana-Dakota, as well as the operations of Utility Services. Natural Gas Distribution includes Montana-Dakota's natural gas distribution operations. Natural Gas Transmission includes WBI Holdings' storage, transportation, gathering, natural gas production and energy marketing operations. Construction Materials and Mining includes the results of Knife River's operations, while Oil and Natural Gas Production includes the operations of Fidelity Oil.

Overview

    The following table (in millions of dollars) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                       Three Months         Six Months
                                           Ended              Ended
                                          June 30,           June 30,
Business                               1998     1997      1998      1997
Electric                             $  3.0    $  .9    $  6.6    $  4.3
Natural gas distribution                (.9)     (.5)      2.7       3.3
Natural gas transmission                4.3      3.5      12.4       6.0
Construction materials and mining       5.6      1.3       5.9       1.1
Oil and natural gas production        (18.0)     3.3     (16.0)      8.2
Earnings on common stock             $ (6.0)   $ 8.5    $ 11.6    $ 22.9

Earnings per common share -- basic   $ (.12)   $ .20    $  .24    $  .53

Earnings per common share -- diluted $ (.12)   $ .20    $  .24    $  .53

Return on average common equity
  for the 12 months ended                                10.0%     13.1%


Three Months Ended June 30, 1998 and 1997

    Consolidated earnings for the quarter ended June 30, 1998, were down $14.5 million from the comparable period a year ago due to lower earnings at the oil and natural gas production business, largely resulting from a $20 million after tax non-cash write-down of oil and natural gas properties. Decreased earnings at the natural gas distribution business also added to the earnings decline. Higher earnings at the construction materials and mining, electric and natural gas transmission businesses partially offset the earnings decrease.


Six Months Ended June 30, 1998 and 1997

    Consolidated earnings for the six months ended June 30, 1998, were down $11.3 million from the comparable period a year ago due to decreased earnings at the oil and natural gas production business, largely resulting from the aforementioned non-cash write-down of oil and natural gas properties, and lower earnings at the natural gas distribution business. Increased earnings at the natural gas transmission, construction materials and mining and electric businesses somewhat offset the earnings decline.
                 ________________________________

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

Electric Operations
                                 Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                 1998     1997     1998      1997
Operating revenues:
  Retail sales                 $ 29.4   $ 30.0   $ 62.4   $  64.2
  Sales for resale and other      4.7      1.8      8.0       4.8
  Utility services               14.1      ---     22.5       ---
                                 48.2     31.8     92.9      69.0
Operating expenses:
  Fuel and purchased power       12.4     10.2     24.2      22.4
  Operation and maintenance      21.2     11.2     38.7      21.6
  Depreciation, depletion and
    amortization                  4.8      4.3      9.5       8.7
  Taxes, other than income        2.3      1.8      4.5       3.6
                                 40.7     27.5     76.9      56.3
Operating income                  7.5      4.3     16.0      12.7

Retail sales (kWh)              459.4    465.2    982.6   1,008.8
Sales for resale (kWh)          180.1     45.8    309.5     160.7
Cost of fuel and purchased
  power per kWh                $ .018   $ .018   $ .018   $  .018

Natural Gas Distribution Operations

                                 Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                 1998     1997     1998      1997
Operating revenues:
  Sales                        $ 23.5   $ 25.9   $ 85.1   $  81.5
  Transportation and other         .7       .7      1.7       1.7
                                 24.2     26.6     86.8      83.2
Operating expenses:
  Purchased natural gas sold     15.3     16.9     60.7      55.4
  Operation and maintenance       6.9      7.1     14.5      15.1
  Depreciation, depletion and
    amortization                  1.8      1.7      3.5       3.5
  Taxes, other than income        1.0      1.0      2.1       2.1
                                 25.0     26.7     80.8      76.1
Operating income                  (.8)     (.1)     6.0       7.1

Volumes (dk):
  Sales                           4.5      5.6     18.5      20.7
  Transportation                  1.8      1.8      5.0       4.7
Total throughput                  6.3      7.4     23.5      25.4

Degree days (% of normal)         99%     119%      95%      105%
Average cost of natural gas,
  including transportation,
  per dk                       $ 3.41   $ 3.01   $ 3.28   $  2.66

Natural Gas Transmission Operations

                                 Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                 1998     1997*    1998     1997*
Operating revenues:
  Transportation and storage   $ 13.9   $ 13.8   $ 32.9   $ 31.1
  Energy marketing and
  natural gas production          8.2      9.2     18.9     17.6
                                 22.1     23.0     51.8     48.7
Operating expenses:
  Purchased gas sold              4.2      5.8      9.8      9.9
  Operation and maintenance       6.7      8.7     14.3     19.7
  Depreciation, depletion and
    amortization                  2.0      ---      4.1      1.8
  Taxes, other than income        1.4      1.3      2.9      2.7
                                 14.3     15.8     31.1     34.1
Operating income                  7.8      7.2     20.7     14.6

Volumes (dk):
  Transportation--
    Montana-Dakota                7.6      8.8     16.0     17.6
    Other                        15.2     11.3     29.6     23.7
                                 22.8     20.1     45.6     41.3

  Produced (000's of dk)        1,718    1,654    3,470    3,411

* Includes $2.2 million and $4.7 million for the three months and six months ended, respectively, of amortization and related recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs.

Construction Materials and Mining Operations

                                 Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                1998      1997**   1998     1997**
Operating revenues:
  Construction materials       $ 71.9   $ 32.7   $101.6   $ 46.8
  Coal                            9.0      2.4     18.3     11.3
                                 80.9     35.1    119.9     58.1
Operating expenses:
  Operation and maintenance      65.4     30.3     98.6     51.2
  Depreciation, depletion and
    amortization                  5.2      2.7      9.1      4.7
  Taxes, other than income         .9       .4      1.7      1.2
                                 71.5     33.4    109.4     57.1
Operating income                  9.4      1.7     10.5      1.0

Sales (000's):
  Aggregates (tons)             2,560    1,111    3,422    1,695
  Asphalt (tons)                  391      196      421      250
  Ready-mixed concrete
    (cubic yards)                 259      113      398      182
  Coal (tons)                     773      214    1,561      978

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


Oil and Natural Gas Production Operations

                                 Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                1998     1997      1998    1997
Operating revenues:
  Oil                          $  6.3   $  9.0   $ 13.1   $ 19.1
  Natural gas                     6.2      7.1     12.3     16.5
                                 12.5     16.1     25.4     35.6
Operating expenses:
  Operation and maintenance       3.6      4.2      7.4      8.3
  Depreciation, depletion and
    amortization                  5.6      5.7     11.0     11.4
  Taxes, other than income         .7       .9      1.5      2.1
  Write-down of oil and
  natural gas properties         33.1      ---     33.1      ---
                                 43.0     10.8     53.0     21.8
Operating income                (30.5)     5.3    (27.6)    13.8

Production (000's):
  Oil (barrels)                   490      525      973    1,045
  Natural gas (Mcf)             2,942    3,345    5,750    6,766

Average sales price:
  Oil (per barrel)             $12.90   $17.23   $13.47   $18.23
  Natural gas (per Mcf)          2.11     2.12     2.14     2.45


    Amounts presented in the above tables for natural gas operating revenues and purchased natural gas sold for the three and six months ended June 30, 1998 and 1997, and operation and maintenance expenses for the three and six months ended June 30, 1997, will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and WBI Holdings' natural gas transmission business.

Three Months Ended June 30, 1998 and 1997

Electric Operations
     Operating income increased at the electric business due to the acquisitions of International Line Builders, Inc. (ILB) and High Line Equipment, Inc. (HLE) in July 1997, and Pouk & Steinle, Inc. in April 1998, and increased operating income at the electric utility. Operating income improved at the utility primarily due to increased sales for resale revenue and decreased maintenance expense. Increased sales for resale volumes, due to favorable market conditions, and higher average realized rates due primarily to favorable short-term contracts both contributed to the sales for resale revenue improvement. The decrease in maintenance expense was due to 1997 costs of $1.6 million associated with a ten-week maintenance outage at the Coyote Station. In addition, damages caused by an April 1997 blizzard also added to the decline in maintenance expense. Increased purchased power demand charges resulting from the pass-through of periodic maintenance costs and lower retail sales volumes, primarily to residential customers, partially offset the operating income improvement at the electric utility.

    Earnings for the electric business increased due to the operating income improvement at the electric utility, $747,000 in earnings attributable to ILB, HLE and Pouk & Steinle, Inc., and decreased net interest expense due largely to lower average long-term debt balances and interest rates.

Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business due to reduced operating revenue caused by lower weather-related sales, the result of 17 percent warmer weather. The pass-through of higher average natural gas costs partially offset the revenue decline. Decreased operation and maintenance expense, primarily lower employee benefit-related costs, partially offset the decrease in operating income.

    Natural gas distribution earnings decreased due to the previously discussed decrease in operating income. Increased service and repair income somewhat offset the earnings decline.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to increased transportation revenues. Higher transportation to storage, somewhat offset by lower transportation to on and off-system markets, was largely responsible for the transportation revenue improvement. Higher average discounted rates, primarily off-system transportation and gathering, also added to the revenue increase. In addition, transportation revenue increased due to the absence of additional 1997 reserved revenues, with a corresponding reduction in depreciation expense, which resulted from FERC orders relating to a 1992 general rate proceeding. The revenue increase was partially offset by the completion of the recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs in 1997, with a related reduction in operation expense. Decreased energy marketing natural gas sales volumes and margins, partially offset the operating income increase.

    Earnings for this business increased due to the operating income improvement, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on this gas stemming from lower average borrowings. Higher company production refund accruals (included in Other income -- net) somewhat offset the earnings increase.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $4.6 million primarily due to the acquisitions of the 50 percent interest in Hawaiian Cement that Knife River did not previously own in July 1997, Morse Bros., Inc. (MBI) and S2 - F Corp. (S2-F) in March 1998, and Angell Bros., Inc. in April 1998. Prior to August 1997, Knife River's original 50 percent ownership interest in Hawaiian Cement was accounted for under the equity method. However, with the acquisition mentioned above, Knife River began consolidating Hawaiian Cement into its financial statements. Operating income at the other construction materials operations decreased due primarily to lower construction activity in California caused by weather-related delays and lower ready-mixed concrete margins in southern Oregon. Increased asphalt margins in Alaska and lower asphalt cost in California somewhat offset the operating income decline at the other construction materials operations.

Coal Operations --

    Operating income for the coal operations increased $3.1 million primarily due to increased revenues resulting from higher sales of 509,000 tons to the Coyote Station. The increases in 1998 were largely the result of the 1997 ten-week maintenance outage. Increased operation and maintenance expenses and taxes other than income, all primarily due to the increase in volumes sold, partially offset the operating income improvement.

Consolidated --

    Earnings increased due to increased operating income at both the construction materials and coal operations and gains realized from the sale of equipment. Higher interest expense resulting mainly from increased long-term debt due to such acquisitions, decreased Other income -- net due to the consolidation of Hawaiian Cement, as previously described, and an insurance settlement received in 1997 related to the Unitek litigation, partially offset the increase in earnings.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased largely as a result of a $33.1 million ($20 million after tax) non-cash write-down of oil and natural gas properties, as previously discussed in Note 6 of Notes to Consolidated Financial Statements. Lower oil and natural gas revenues also added to the operating income decline. Decreased oil revenue resulted from a $2.3 million decline due to lower average prices and a $451,000 decrease due to lower production. The decrease in natural gas revenue was largely due to a $852,000 decline arising from lower production. Decreased operation and maintenance expenses, the result of decreased production, lower administrative costs associated with a working interest agreement and a decline in well maintenance, partially offset the decrease in operating income. Taxes other than income decreased mainly due to lower production taxes resulting from lower commodity prices, which also partially offset the operating income decline.

    Earnings for this business unit decreased due to the decrease in operating income. Decreased interest expense due to lower average long-term debt balances slightly offset the decline in earnings.

Six Months Ended June 30, 1998 and 1997

Electric Operations

    Operating income at the electric business increased due to the acquisitions of ILB and HLE in July 1997, and Pouk & Steinle, Inc. in April 1998, and increased electric utility operating income. Increased sales for resale revenue and lower maintenance expense contributed to the utility operating income increase. Sales for resale revenue increased due to 93 percent higher volumes and higher margins of 30 percent, both due to favorable market conditions. The decrease in maintenance expense was due to 1997 costs of $1.6 million associated with a ten-week maintenance outage at the Coyote Station. In addition, damages caused by an April 1997 blizzard also added to the decline in maintenance expense. Increased purchased power demand charges resulting from the pass-through of periodic maintenance costs and lower retail sales volumes, primarily to residential and commercial customers, partially offset the operating income improvement at the electric utility.

    Earnings for the electric business increased due to the aforementioned operating income increase at the electric utility, $1.1 million in earnings attributable to ILB, HLE and Pouk & Steinle, Inc. and decreased net interest expense due to lower average long-term debt balances and interest rates.

Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business due to reduced weather-related sales, the result of 10 percent warmer weather. Increased average realized rates and the pass-through of higher average natural gas costs more than offset the revenue decline that resulted from reduced sales volumes. Decreased operation and maintenance expense due primarily to lower payroll and benefit-related costs partially offset the operating income decline.

    Natural gas distribution earnings decreased due to the previously discussed decline in operating income, partially offset by increased service and repair income.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to increases in transportation revenues. The increase in transportation revenue resulted from a $5.0 million ($3.1 million after tax) reversal of reserves in the first quarter of 1998 for certain contingencies relating to a FERC order concerning a compliance filing. Higher transportation to storage and off-system markets, somewhat offset by lower transportation to on-system markets, also added to the transportation revenue improvement. Higher average discounted rates, primarily off-system transportation and gathering, also contributed to the revenue increase. In addition, transportation revenue increased due to the absence of additional 1997 reserved revenues, with a corresponding reduction in depreciation expense, as a result of FERC orders relating to a 1992 general rate proceeding. The revenue increase was partially offset by the completion of the recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs in 1997, with a related reduction in operation expense. Increased energy marketing revenues, due to higher natural gas volumes sold, also added to the operating income improvement.

    Earnings for this business increased due to the operating income improvement, gains realized on the sale of natural gas held under the repurchase commitment and decreased carrying costs on this gas stemming from lower average borrowings.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $6.2 million primarily due to the acquisitions of the 50 percent interest in Hawaiian Cement that Knife River did not previously own in July 1997, MBI and S2-F in March 1998, and Angell Bros., Inc. in April 1998. Prior to August 1997, Knife River's original 50 percent ownership interest in Hawaiian Cement was accounted for under the equity method. However, with the acquisition mentioned above, Knife River began consolidating Hawaiian Cement into its financial statements. Operating income at the other construction materials operations declined due primarily to lower construction activity in California caused mainly by weather-related delays.

Coal Operations --

    Operating income for the coal operations increased $3.3 million primarily due to increased revenues resulting from higher sales of 553,000 tons to the Coyote Station. The increases in 1998 were largely due to the 1997 ten-week maintenance outage. Increased operation and maintenance expenses and taxes other than income, all primarily due to the increase in volumes sold, partially offset the operating income improvement.

Consolidated --

    Earnings increased due to increased operating income at both the construction materials and coal operations and gains realized from the sale of equipment. Higher interest expense resulting mainly from increased long-term debt due to such acquisitions, decreased Other income -- net due to the consolidation of Hawaiian Cement, as previously described, and an insurance settlement received in 1997 related to the Unitek litigation, partially offset the increase in earnings.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased largely as a result of the $33.1 million ($20 million after tax) non-cash write-down of oil and natural gas properties, as previously discussed in Note 6 of Notes to Consolidated Financial Statements. Lower oil and natural gas revenues also added to the decrease in operating income. Decreased oil revenue resulted from a $5.0 million decline due to lower average prices and a $970,000 decrease due to lower production.
The decrease in natural gas revenue was due to a $2.1 million decline arising from lower average prices and a $2.1 million reduction due to lower production. Decreased operation and maintenance expenses, the result of lower production and decreased well maintenance, partially offset the decrease in operating income. Depreciation, depletion and amortization decreased due to lower production, also somewhat offsetting the decline in operating income. In addition, taxes other than income decreased, mainly due to lower production taxes resulting from lower commodity prices, which also partially offset the operating income decline.

    Earnings for this business unit decreased due to the decrease in operating income. Decreased interest expense due to lower average long-term debt balances slightly offset the decline in earnings.

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

Factors Common to Regulated and Non-Regulated Operations --

    The business and profitability of the Company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the Company's financial instruments, changes in accounting principles and/or the application of such principles to the Company, changes in technology and legal proceedings, and the ability of the Company and others to address year 2000 technical issues.

Prospective Information

    On July 1, 1998, the Company acquired Harp Line Constructors Co. (Harp Line) and Harp Engineering, Inc. (Harp Engineering).
Both companies are headquartered in Kalispell, Montana, and provide various construction and engineering services to electric, natural gas and telecommunication utilities in Montana and other western states.

    On July 1, 1998, the Company also acquired Innovative Gas Services (IGS) and its affiliated company, Marcon Energy Corporation (MEC), a full service natural gas marketing company located in Owensboro, Kentucky. IGS currently transacts the majority of its business on the Texas Gas interstate pipeline system which originates in the Louisiana Gulf Coast area and in East Texas and serves customers in the Midwestern and southern regions of the United States.

    On July 15, 1998, Fidelity Oil Co. acquired a majority interest in 60 natural gas wells located over 8,000 acres within the Willow Springs Field in eastern Texas.

    On July 31, 1998, the Company acquired Hap Taylor & Sons, Inc.
(HTS), a privately held contractor and construction materials company serving central Oregon. HTS specializes as a general contractor building subdivisions and destination resorts and also produces aggregates, ready-mixed concrete and asphalt for its use in construction projects.

    The Company continues to seek additional growth opportunities, including investing in the development of related lines of business.

Year 2000 Compliance

    The year 2000 issue is the result of computer programs having been written using two digits rather than four digits to define the applicable year. The Company is currently evaluating and will continue to evaluate the potential effects of the year 2000 issue on its systems. The Company is making and will continue to make those modifications to its systems that it deems necessary or desirable in order to address the year 2000 issue and is testing and will continue to test such modifications in order to determine whether they effectively mitigate potential problems. Based on its assessments to date, the Company believes that the costs expected to be incurred specifically related to such modifications will not be material to its results of operations. Failure by the Company to effectively address the year 2000 issue could have a material effect on its results of operations and its ability to conduct its business.

    The Company's systems and operations with respect to the year 2000 issue may also be affected by other entities with which the Company transacts business. The Company is currently unable to determine the potential adverse consequences, if any, that could result from each such entities' failure to effectively address the year 2000 issue.

Liquidity and Capital Commitments

    Montana-Dakota's net capital needs for 1998 are estimated at $23 million for net capital expenditures and $20.4 million for the retirement of long-term securities. Estimated net capital expenditures include those for system upgrades, routine replacements and service extensions. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its net capital expenditures and securities retirements from internal sources, through the use of the Company's $40 million revolving credit and term loan agreement, $40 million of which was outstanding at June 30, 1998, and through the issuance of long-term debt, the amount and timing of which will depend upon Montana-Dakota's needs, internal cash generation and market conditions. In May 1998, the Company redeemed $20 million of its 9 1/8 percent Series first mortgage bonds, due May 15, 2006.

    WBI Holdings' 1998 net capital expenditures are estimated at $29.2 million, including those required for the acquisition of IGS and MEC and for routine system improvements and continued development of natural gas reserves. WBI Holdings expects to meet its net capital expenditures for 1998 with a combination of internally generated funds, short-term lines of credit aggregating $35.6 million, $325,000 of which was outstanding at June 30, 1998, and through the issuance of long-term debt and the Company's equity securities, the amount and timing of which will depend upon WBI Holdings' needs, internal cash generation and market conditions.

    Knife River's 1998 net capital expenditures are estimated at $177 million, including expenditures required for the acquisitions of MBI, S2-F, Angell Bros., Inc. and Hap Taylor & Sons, Inc. Knife River's 1998 estimated net capital expenditures also include routine equipment upgrades and replacements and the building of construction materials handling facilities. It is anticipated that these net capital expenditures will be met through funds generated from internal sources, lines of credit aggregating $45.9 million, $9.2 million of which was outstanding at June 30, 1998, a revolving credit agreement of $85 million, $69 million of which was outstanding at June 30, 1998, and the issuance of the Company's equity securities. Amounts available under the short-term lines of credit recently increased from $32.4 million to $45.9 million.

    Fidelity Oil's 1998 net capital expenditures related to its oil and natural gas program are estimated at $100 million, including those required for the acquisition of a majority interest in 60 natural gas wells in eastern Texas, as previously discussed. It is anticipated that Fidelity's 1998 net capital expenditures will be used to further enhance production and reserve growth, and such expenditures will be met from internal sources, existing long-term credit facilities and the issuance of the Company's equity securities. Fidelity's borrowing base, which is based on total proved reserves, is currently $100 million. This consists of $17 million of issued notes, $13 million in an uncommitted note shelf facility, and a $70 million revolving line of credit, $300,000 of which was outstanding at June 30, 1998. On July 13, Fidelity's borrowing base increased from $65 million to $100 million.

    Other corporate net capital expenditures for 1998 are estimated at $18 million, including those expenditures required for the acquisition of Pouk & Steinle, Inc., Harp Line and Harp Engineering, and for routine equipment maintenance and replacements. These capital expenditures are anticipated to be met through internal sources, short-term lines of credit aggregating $4.8 million, $739,000 of which was outstanding at June 30, 1998, and the issuance of the Company's equity securities.

    The estimated 1998 net capital expenditures set forth above do not include potential future acquisitions. To the extent that acquisitions occur, such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the Company's equity securities.

    The Company utilizes its short-term lines of credit, aggregating $50 million, $2 million of which was outstanding on June 30, 1998, and its $40 million revolving credit and term loan agreement, $40 million of which was outstanding at June 30, 1998, as previously described, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 1998, the Company could have issued approximately $283 million of additional first mortgage bonds.

    The Company's coverage of combined fixed charges and preferred stock dividends was 2.8 and 3.4 times for the twelve months ended June 30, 1998, and December 31, 1997, respectively. Additionally, the Company's first mortgage bond interest coverage was 7.0 and 6.0 times for the twelve months ended June 30, 1998, and December 31, 1997, respectively. Common stockholders' equity as a percent of total capitalization was 60 percent and 55 percent at June 30, 1998, and December 31, 1997, respectively.


                  PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On May 15, 1998, Grynberg appealed the U.S. District Court's decision. For more information on this legal action, see Note 7 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 1, 1998, the Company issued to the shareholders of Angell Bros., Inc., 407,185 shares (before stock split) of Common Stock, $3.33 par value, to acquire all of the issued and outstanding capital stock of Angell Bros., Inc. On April 28, 1998 and August 12, 1998, the Company issued to the shareholders of Pouk & Steinle, Inc. 138,360 shares (before stock split) and 23,038 shares (after stock split), respectively, of Common Stock, $3.33 par value, to acquire all of the issued and outstanding capital stock of Pouk & Steinle, Inc. The Common Stock issued by the Company in these two transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shareholders have acknowledged that they are holding the Company's Common Stock as an investment and not with a view to distribution.

ITEM 5.  OTHER INFORMATION

    Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an advance notice provision in the Company's Bylaws. The Company's Bylaws contain such an advance notice provision.

    Under the Company's Bylaws, no business may be brought before an Annual Meeting of Stockholders except as specified in the notice of the meeting or as otherwise properly brought before the meeting by or at the direction of the Board or by a stockholder entitled to vote who has delivered written notice to the Secretary of the Company (containing certain information specified in the Bylaws) not less than 120 days prior to the date on which the Company first mailed its proxy materials for the prior year's Annual Meeting.
The Bylaws also provide that nominations for Director may be made only by the Board or the Nominating Committee, or by a stockholder entitled to vote who has delivered written notice to the Secretary of the Company (containing certain information specified in the Bylaws) not less than 120 days prior to the date on which the Company first mailed its proxy materials for the prior year's Annual Meeting. For the Company's Annual Meeting of Stockholders expected to be held on April 27, 1999, stockholders must submit such written notice to the Secretary of the Company on or before November 9, 1998.

    This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's Annual Meeting of Stockholders expected to be held on April 27, 1999, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company on or before November 9, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   (12)  Computation of Ratio of Earnings to Fixed Charges and
         Combined Fixed Charges and Preferred Stock Dividends
   (27)  Financial Data Schedule

b) Reports on Form 8-K

    Form 8-K was filed on July 7, 1998. Under Item 5--Other Events, the Company announced the acquisitions of Harp Line, Harp Engineering, IGS and MEC. It was also reported that because of the lowest oil prices in over a decade second quarter earnings would include a special non-cash charge of approximately $20 million after tax.


                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  August 13, 1998         BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Vice President, Treasurer
                                     and Chief Financial Officer



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