Form 10-Q
period 1998-09-30
MDU RESOURCES GROUP INC
filed 1998-11-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                   OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998:
53,025,495 shares.

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

    WBI Holdings, through its wholly owned subsidiary, Williston Basin Interstate Pipeline Company
    (Williston Basin), produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and Wyoming. In addition, WBI Holdings, through its wholly owned subsidiary, WBI Energy Services, Inc. and its subsidiaries, seeks new energy markets while continuing to expand present markets for natural gas and propane in the Midwestern and/or southern regions of the United States.

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

    Utility Services, through its wholly owned subsidiaries, installs and repairs electric transmission, electric and natural gas distribution, telecommunication cable and fiber optic systems in the western United States and/or Hawaii and provides related supplies, equipment and engineering services.


                              INDEX

 Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 1998 and 1997

  Consolidated Balance Sheets --
    September 30, 1998 and 1997, and December 31, 1997

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1998 and 1997

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

Exhibits

                                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MDU RESOURCES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                         Three Months       Nine Months
                                             Ended              Ended
                                         September 30,       September 30,
                                         1998     1997       1998       1997
                                   (In thousands, except per share amounts)

Operating revenues:
 Electric                           $  58,791  $ 48,031   $151,712   $117,074
 Natural gas                           64,110    34,476    175,756    136,919
 Construction materials and mining    134,047    65,771    253,903    123,854
 Oil and natural gas production        13,030    15,421     38,444     51,044
                                      269,978   163,699    619,815    428,891
Operating expenses:
 Fuel and purchased power              12,841    11,255     37,082     33,655
 Purchased natural gas sold            38,461     9,870     81,970     46,988
 Operation and maintenance            149,649    90,479    323,215    205,148
 Depreciation, depletion and
   amortization                        20,006    16,869     57,161     46,943
 Taxes, other than income               6,326     6,202     18,978     17,928
 Write-down of oil and natural gas
  properties (Note 6)                     ---       ---     33,100        ---
                                      227,283   134,675    551,506    350,662
Operating income:
 Electric                              11,565     9,646     27,515     22,362
 Natural gas distribution              (2,987)   (2,339)     2,986      4,706
 Natural gas transmission               8,357     6,745     29,081     21,335
 Construction materials and mining     22,774     9,650     33,300     10,669
 Oil and natural gas production         2,986     5,322    (24,573)    19,157
                                       42,695    29,024     68,309     78,229

Other income -- net                     1,202     1,399      6,359      2,972
Interest expense                        8,050     7,783     22,400     21,916
Income before income taxes             35,847    22,640     52,268     59,285
Income taxes                           13,309     8,445     17,723     21,753
Net income                             22,538    14,195     34,545     37,532
Dividends on preferred stocks             194       196        582        586
Earnings on common stock             $ 22,344  $ 13,999   $ 33,963   $ 36,946
Earnings per common share -- basic   $    .42  $    .32   $    .68   $    .86
Earnings per common share -- diluted $    .42  $    .32   $    .68   $    .85
Dividends per common share           $    .20  $  .1917   $  .5833   $  .5617
Average common shares
  outstanding -- basic                 52,703    43,577     49,698     43,194
Average common shares
  outstanding -- diluted               53,062    43,733     49,966     43,332

The accompanying notes are an integral part of these consolidated statements.


                              MDU RESOURCES GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                        September 30, September 30, December 31,
                                               1998         1997        1997
                                                      (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                  $   51,006  $   66,164  $   28,174
 Receivables                                   119,997      71,229      80,585
 Inventories                                    50,997      45,391      41,322
 Deferred income taxes                          14,305      22,327      17,356
 Prepayments and other current assets           19,601      28,796      12,479
                                               255,906     233,907     179,916
Investments                                     24,722      18,537      18,935
Property, plant and equipment:
 Electric                                      578,211     560,007     566,247
 Natural gas distribution                      176,850     169,005     172,086
 Natural gas transmission                      300,140     283,505     288,709
 Construction materials and mining             468,490     238,742     243,110
 Oil and natural gas production                273,983     232,736     240,193
                                             1,797,674   1,483,995   1,510,345
 Less accumulated depreciation,
   depletion and amortization                  709,272     655,210     670,809
                                             1,088,402     828,785     839,536
Deferred charges and other assets               85,618      79,295      75,505
                                            $1,454,648  $1,160,524  $1,113,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                      $    8,272  $   16,038  $    3,347
 Long-term debt and preferred
   stock due within one year                     5,456       8,792       7,902
 Accounts payable                               57,119      39,106      31,571
 Taxes payable                                   9,157       6,223       9,057
 Dividends payable                              10,774       8,555       8,574
 Other accrued liabilities,
   including reserved revenues                  77,151     101,390      88,563
                                               167,929     180,104     149,014
Long-term debt                                 400,244     322,998     298,561
Deferred credits and other liabilities:
 Deferred income taxes                         182,586     121,563     119,747
 Other liabilities                             128,570     142,550     143,574
                                               311,156     264,113     263,321

Commitments and contingencies

Stockholders' equity:
 Preferred stock subject to mandatory
   redemption requirements                       1,700       1,800       1,700
 Preferred stock redeemable at option
   of the Company                               15,000      15,000      15,000
                                                16,700      16,800      16,700
 Common stockholders' equity:
    Common stock (Note 4)
     (Shares outstanding -- 52,897,244,
      $3.33 par value at September 30, 1998,
      29,078,507, $3.33 par value at
      September 30, 1997 and 29,143,332,
      $3.33 par value at December 31, 1997)    176,945      96,831      97,047
   Other paid-in capital                       168,479      75,466      76,526
   Retained earnings                           216,821     204,212     212,723
   Treasury stock at cost (239,521 shares)      (3,626)        ---         ---
     Total common stockholders'
        equity                                 558,619     376,509     386,296
    Total stockholders' equity                 575,319     393,309     402,996
                                            $1,454,648  $1,160,524  $1,113,892

The accompanying notes are an integral part of these consolidated statements.


                          MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                             1998      1997
                                                             (In thousands)

Operating activities:
  Net income                                             $  34,545   $  37,532
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization                57,161      46,943
    Deferred income taxes and investment
      tax credit -- net                                      5,862       9,282
    Recovery of deferred natural gas contract litigation
      settlement costs, net of income taxes                    ---       3,130
    Write-down of oil and natural gas properties, net of
      income taxes (Note 6)                                 20,025         ---
    Changes in current assets and liabilities --
      Receivables                                           (7,350)     16,569
      Inventories                                           (4,861)     (8,352)
      Other current assets                                  (1,559)    (10,496)
      Accounts payable                                      11,531       2,028
      Other current liabilities                            (15,219)      5,269
    Other noncurrent changes                                (8,404)       (111)

  Net cash provided by operating activities                 91,731     101,794

Financing activities:
  Net change in short-term borrowings                       (2,795)      6,777
  Issuance of long-term debt                               111,370      53,129
  Repayment of long-term debt                              (25,934)    (21,488)
  Issuance of common stock                                  29,795      10,059
  Retirement of natural gas repurchase commitment          (15,174)    (49,361)
  Dividends paid                                           (30,447)    (24,861)

  Net cash provided by (used in) financing activities       66,815     (25,745)

Investing activities:
  Capital expenditures including acquisitions of businesses --
    Electric                                                (5,267)    (11,945)
    Natural gas distribution                                (6,112)     (6,155)
    Natural gas transmission                               (12,874)     (7,260)
    Construction materials and mining                      (42,339)    (36,005)
    Oil and natural gas production                         (74,661)    (22,561)
                                                          (141,253)    (83,926)
  Net proceeds from sale or disposition of property          3,083       2,665
  Net capital expenditures                                (138,170)    (81,261)
  Sale of natural gas available under
    repurchase commitment                                    7,094      25,928
  Investments                                               (4,638)     (2,351)

  Net cash used in investing activities                   (135,714)    (57,684)

  Increase in cash and cash equivalents                     22,832      18,365
  Cash and cash equivalents -- beginning of year            28,174      47,799

  Cash and cash equivalents -- end of period             $  51,006   $  66,164

The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
                      NOTES TO CONSOLIDATED
                       FINANCIAL STATEMENTS

                   September 30, 1998 and 1997
                          (Unaudited)

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

5. New Accounting Pronouncements

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 provides authoritative guidance on the reporting and display of comprehensive income and its components. For the three months and nine months ended September 30, 1998, comprehensive income equaled net income as reported.

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

    Due to significantly lower oil prices, the Company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at June 30, 1998. The Company was required to recognize a write-down of its oil and natural gas producing properties. This charge amounted to $33.1 million pretax and reduced earnings for the nine months ended September 30, 1998 by $20 million.

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

    In June 1997, the Federal District Court issued its order awarding Moncrief damages of approximately $15.6 million. In July 1997, the Federal District Court issued an order limiting Moncrief's reimbursable costs to post-judgment interest, instead of both pre- and post-judgment interest as Moncrief had sought.
In August 1997, Moncrief filed a notice of appeal with the United States Court of Appeals for the Tenth Circuit (U.S. Court of Appeals) related to the Federal District Court's orders. In September 1997, Williston Basin and the Company filed a notice of cross-appeal. Oral argument before the U.S. Court of Appeals was held September 23, 1998. Williston Basin and the Company are awaiting a decision from the U.S. Court of Appeals.

    Williston Basin believes that it is entitled to recover from customers virtually all of the costs which might ultimately be incurred as a result of this litigation as gas supply realignment transition costs pursuant to the provisions of the Federal Energy Regulatory Commission's (FERC) Order 636. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

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

    In Williston Basin's opinion, the claims of Apache and Snyder are without merit and overstated and the claims of the nine other producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from customers.

  Jack J. Grynberg --

    In July 1996, Jack J. Grynberg (Grynberg) filed suit in
United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. The United States government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Grynberg and declined to intervene in the action, permitting Grynberg to proceed on his own. In March 1997, the U.S. District Court dismissed the suit without prejudice against 53 of the defendants, including Williston Basin, on the grounds that the parties were improperly joined in the suit and that Grynberg's claim of fraud was not specific enough as it related to any individual party to the suit. On May 15, 1998, Grynberg appealed the U.S. District Court's decision. Williston Basin joined other defendants and filed a motion for summary affirmance. The motion was granted on October 6, 1998, and the appeal was effectively dismissed.

  Coal Supply Agreement --

    In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote electric generating station (Coyote Station), against the Company (an owner of a 25 percent interest in the Coyote Station) and Knife River. In its complaint, the Co-owners have alleged a breach of contract against Knife River with respect to the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners have requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and have further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices that may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the Company as operating agent of the Coyote Station, asserting essentially that the Company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and the Co-owners are seeking damages in an unspecified amount. In May 1996, the State District Court stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

    In September 1996, the Co-owners notified the Company and
Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. On October 9, 1998, a hearing before the arbitration panel was completed. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the Agreement. A decision from the arbitration panel is expected after the completion of a post-hearing briefing. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

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

    In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC resulting in an increase of $8.9 million or 19.1 percent over the then current effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. On July 29, 1998, the FERC issued an order which addressed various issues. On August 28, 1998, Williston Basin requested rehearing of such order.

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

    The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning
May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court which in December 1996 issued its order ruling that the FERC's actions in allocating storage capacity costs to the Frontier gas were appropriate. On August 28, 1998, Williston Basin requested rehearing on the July 29, 1998 FERC order which addressed various issues, including a requirement that storage deliverability costs be allocated to the Frontier gas.

10. Environmental matters

    Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. In January 1994, Montana-Dakota, Williston Basin and Rockwell International Corporation (Rockwell), manufacturer of the valve sealant, reached an agreement under which Rockwell has reimbursed and will continue to reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs. On the basis of findings to date, Montana-Dakota and Williston Basin estimate future environmental assessment and remediation costs will aggregate $3 million to $15 million. Based on such estimated cost, the expected recovery from Rockwell and the ability of Montana-Dakota and Williston Basin to recover their portions of such costs from ratepayers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to each of their respective financial positions or results of operations.

11. Cash flow information

    Cash expenditures for interest and income taxes were as
follows:
                                                 Nine Months Ended
                                                   September 30,
                                                 1998        1997
                                                  (In thousands)

Interest, net of amount capitalized           $16,000     $16,865
Income taxes                                  $24,178     $18,235

      The Company's Consolidated Statements of Cash Flows include the effects from acquisitions.

12. Derivatives

    Williston Basin and Fidelity Oil have entered into certain price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. These swap and collar agreements are not held for trading purposes. The swap and collar agreements call for Williston Basin and Fidelity Oil to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX or Colorado Interstate Gas Index. The Company believes that there is a high degree of correlation because the timing of purchases and production and the swap and collar agreements are closely matched, and hedge prices are established in the areas of operations. Amounts payable or receivable on the swap and collar agreements are matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty. The amounts payable or receivable are offset by corresponding increases and decreases in the value of the underlying commodity transactions.

    Innovative Gas Services, Incorporated, an energy marketing subsidiary of WBI Energy Services, Inc., participates in the natural gas futures market to hedge a portion of the price risk associated with natural gas purchase and sale commitments. These futures are not held for trading purposes. Gains or losses on the futures contracts are deferred until the transaction occurs, at which point they are reported in "Purchased natural gas sold" on the Consolidated Statements of Income. The gains or losses on the futures contracts are offset by corresponding increases and decreases in the value of the underlying commodity transactions.

    Knife River had entered into an interest rate swap agreement, which expired in August 1998, to manage a portion of its interest rate exposure on long-term debt. This interest rate swap agreement was not held for trading purposes. The interest rate swap agreement called for Knife River to receive quarterly payments from or make payments to counterparties based upon the difference between fixed and variable rates as specified by the interest rate swap agreement. The variable prices were based on the three-month floating London Interbank Offered Rate. Settlement amounts payable or receivable under this interest rate swap agreement were recorded in "Interest expense" on the Consolidated Statements of Income in the accounting period they were incurred. The amounts payable or receivable were offset by interest on the related debt instrument.

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

    The following table summarizes the Company's hedging
activity (notional amounts in thousands):
                                                           Nine Months Ended
                                                             September 30,
                                                        1998               1997
Oil swap agreements:*
    Range of fixed prices per barrel                  $20.92      $19.77-$21.36
    Notional amount (in barrels)                         164                546

Natural gas swap/collar agreements:*
    Range of fixed prices per MMBtu              $1.54-$2.67        $1.30-$2.25
    Notional amount (in MMBtu's)                       4,914              6,324

Natural gas futures contracts:*
    Range of fixed prices per MMBtu              $2.21-$2.50                ---
    Notional amount (in MMBtu's)                         480                ---

Interest rate swap agreements:**
    Range of fixed interest rates                5.50%-6.50%        5.50%-6.50%
    Notional amount (in dollars)                     $10,000            $30,000

   *  Receive fixed -- pay variable
  **  Receive variable -- pay fixed


    The following table summarizes swap and collar agreements
outstanding at September 30, 1998 (notional amounts in thousands):
                                                                  Notional
                                                  Fixed Price       Amount
                                          Year   (Per barrel) (In barrels)
        Oil swap agreement*               1998         $20.92           55

                                                     Range of     Notional
                                                 Fixed Prices       Amount
                                          Year    (Per MMBtu) (In MMBtu's)
        Natural gas swap/collar
          agreements*                     1998    $1.54-$2.67        1,168
                                          1999    $2.10-$2.50        1,460
        * Receive fixed -- pay variable

    The fair value of these derivative financial instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the Company's financial statements. Favorable and unfavorable positions related to oil and natural gas hedge agreements will be offset by corresponding increases and decreases in the value of the underlying commodity transactions. The Company's net favorable position on all hedge agreements outstanding at September 30, 1998, was $358,000. In the event a hedge agreement does not qualify for hedge accounting or when the underlying commodity transaction or related debt instrument matures, is sold, is extinguished, or is terminated, the current favorable or unfavorable position on the open contract would be included in results of operations. The Company's policy requires approval to terminate a hedge agreement prior to its original maturity. In the event a hedge agreement is terminated, the realized gain or loss at the time of termination would be deferred until the underlying commodity transaction or related debt instrument is sold or matures and would be offset by corresponding increases or decreases in the value of the underlying commodity transaction or interest on the related debt instrument.

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

                                     Three Months          Nine Months
                                         Ended                Ended
                                      September 30,        September 30,
Business                              1998     1997       1998      1997
Electric                            $  5.4   $  4.4     $ 12.0    $  8.7
Natural gas distribution              (2.4)    (2.0)        .4       1.3
Natural gas transmission               4.2      3.0       16.6       8.9
Construction materials and mining     13.3      5.6       19.2       6.8
Oil and natural gas production         1.8      3.0      (14.2)     11.2
Earnings on common stock            $ 22.3   $ 14.0     $ 34.0    $ 36.9

Earnings per common share - basic   $  .42   $  .32     $  .68    $  .86

Earnings per common share - diluted $  .42   $  .32     $  .68    $  .85

Return on average common equity
  for the 12 months ended                                10.8%     14.4%


Three Months Ended September 30, 1998 and 1997

    Consolidated earnings for the quarter ended September 30, 1998, were up $8.3 million from the comparable period a year ago due to higher earnings at the construction materials and mining, natural gas transmission and electric businesses. Decreased earnings at the oil and natural gas production and natural gas distribution businesses somewhat offset the earnings improvement.

Nine Months Ended September 30, 1998 and 1997

    Consolidated earnings for the nine months ended September 30, 1998, were down $2.9 million from the comparable period a year ago due to decreased earnings at the oil and natural gas production business, largely resulting from a second quarter $20 million after tax non-cash write-down of oil and natural gas properties, and lower earnings at the natural gas distribution business. Increased earnings at the construction materials and mining, natural gas transmission and electric businesses somewhat offset the earnings decline.
                 ________________________________

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

Electric Operations
                                      Three Months         Nine Months
                                          Ended               Ended
                                      September 30,        September 30,
                                      1998     1997       1998      1997
Operating revenues:
  Retail sales                      $ 35.1   $ 33.2     $ 97.6    $ 97.5
  Sales for resale and other           3.8      2.7       11.7       7.5
  Utility services                    19.9     12.1       42.4      12.1
                                      58.8     48.0      151.7     117.1
Operating expenses:
  Fuel and purchased power            12.9     11.3       37.1      33.7
  Operation and maintenance           26.7     20.3       65.5      42.0
  Depreciation, depletion and
    amortization                       5.2      4.4       14.6      13.1
  Taxes, other than income             2.4      2.3        7.0       5.9
                                      47.2     38.3      124.2      94.7
Operating income                      11.6      9.7       27.5      22.4

Retail sales (kWh)                   550.8    517.6    1,533.5   1,526.3
Sales for resale (kWh)               112.2     70.6      421.7     231.3
Cost of fuel and purchased
  power per kWh                     $ .018   $ .018     $ .018    $ .018

Natural Gas Distribution Operations

                                      Three Months         Nine Months
                                         Ended                Ended
                                       September 30,       September 30,
                                      1998     1997       1998      1997
Operating revenues:
  Sales                             $ 13.8   $ 16.1     $ 98.9    $ 97.5
  Transportation and other              .7       .7        2.5       2.5
                                      14.5     16.8      101.4     100.0
Operating expenses:
  Purchased gas sold                   7.7      9.6       68.5      65.0
  Operation and maintenance            7.0      6.8       21.5      22.0
  Depreciation, depletion and
    amortization                       1.8      1.8        5.3       5.3
  Taxes, other than income             1.0       .9        3.1       3.0
                                      17.5     19.1       98.4      95.3
Operating income (loss)               (3.0)    (2.3)       3.0       4.7

Volumes (dk):
  Sales                                2.4      2.7       20.9      23.4
  Transportation                       2.1      2.1        7.0       6.8
Total throughput                       4.5      4.8       27.9      30.2

Degree days (% of normal)             61.7%    91.0%      93.6%    104.4%
Average cost of gas, including
  transportation, per dk            $ 3.18   $ 3.57     $ 3.27    $ 2.77

Natural Gas Transmission Operations

                                       Three Months        Nine Months
                                          Ended               Ended
                                       September 30,       September 30,
                                      1998     1997*      1998      1997*
Operating revenues:
  Transportation and storage        $ 14.4   $ 14.5     $ 47.3    $ 45.5
  Energy marketing and
     natural gas production           39.4      7.6       58.4      25.3
                                      53.8     22.1      105.7      70.8
Operating expenses:
  Purchased gas sold                  35.0      4.4       44.8      14.4
  Operation and maintenance            7.0      7.8       21.3      27.4
  Depreciation, depletion and
    amortization                       2.1      1.9        6.2       3.7
  Taxes, other than income             1.4      1.3        4.3       4.0
                                      45.5     15.4       76.6      49.5
Operating income                       8.3      6.7       29.1      21.3

Volumes (dk):
  Transportation--
    Montana-Dakota                     8.0      9.0       24.0      26.6
    Other                             16.4     15.3       45.9      39.0
                                      24.4     24.3       69.9      65.6

  Produced (000's of dk)             1,676    1,709      5,145     5,120

* Includes $.4 million and $5.1 million for the three months and nine months ended, respectively, of amortization and related recovery of deferred natural gas contract buy-out/buy-down and/or gas supply realignment costs.

Construction Materials and Mining Operations

                                      Three Months         Nine Months
                                          Ended               Ended
                                      September 30,        September 30,
                                      1998     1997**     1998      1997**
Operating revenues:
  Construction materials            $126.4   $ 58.8     $228.0    $105.7
  Coal                                 7.7      7.0       25.9      18.2
                                     134.1     65.8      253.9     123.9
Operating expenses:
  Operation and maintenance          104.8     52.3      203.5     103.3
  Depreciation, depletion and
    amortization                       5.6      3.1       14.6       7.8
  Taxes, other than income              .9       .8        2.5       2.1
                                     111.3     56.2      220.6     113.2
Operating income                      22.8      9.6       33.3      10.7

Sales (000's):
  Aggregates (tons)                  4,540    2,057      7,962     3,752
  Asphalt (tons)                       973      362      1,393       612
  Ready-mixed concrete
    (cubic yards)                      342      177        740       358
  Coal (tons)                          678      593      2,239     1,571

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

Oil and Natural Gas Production Operations

                                      Three Months         Nine Months
                                         Ended                Ended
                                      September 30,        September 30,
                                      1998     1997       1998      1997
Operating revenues:
  Oil                               $  5.7  $   8.3     $ 18.8    $ 27.4
  Natural gas                          7.3      7.1       19.6      23.6
                                      13.0     15.4       38.4      51.0
Operating expenses:
  Operation and maintenance            4.1      3.5       11.4      11.9
  Depreciation, depletion and
    amortization                       5.3      5.7       16.4      17.1
  Taxes, other than income              .6       .9        2.1       2.9
  Write-down of oil and
  natural gas properties               ---      ---       33.1       ---
                                      10.0     10.1       63.0      31.9
Operating income (loss)                3.0      5.3      (24.6)     19.1

Production (000's):
  Oil (barrels)                        455      523      1,428     1,568
  Natural gas (Mcf)                  3,649    3,236      9,399    10,002

Average sales price:
  Oil (per barrel)                  $12.65   $15.98     $13.21    $17.48
  Natural gas (per Mcf)               1.99     2.19       2.08      2.36


    Amounts presented in the above tables for natural gas operating revenues and purchased natural gas sold for the three and nine months ended September 30, 1998 and 1997, and operation and maintenance expenses for the three and nine months ended September
30, 1997, will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and WBI Holdings' natural gas transmission business.

Three Months Ended September 30, 1998 and 1997

Electric Operations

    Operating income increased at the electric business due to increased operating income at the electric utility and the acquisitions of Pouk & Steinle, Inc. in April 1998, and Harp Line Constructors Co. (Harp Line) and Harp Engineering, Inc. (Harp Engineering) in July 1998. Operating income improved at the utility primarily due to increased retail sales and sales for resale revenue. Retail sales revenue increased due to higher sales to residential and commercial customers resulting from warmer weather while sales for resale volumes improved due to favorable market conditions. Increased depreciation expense, primarily increased depreciable plant, somewhat offset the operating income increase.

    Earnings for the electric business increased due to the operating income improvement. Earnings attributable to Utility
Services were $982,000.

Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business due to reduced operating revenue caused by lower weather-related sales, the result of 32 percent warmer weather. The pass-through of lower average gas costs added to the decline in operating revenue. Increased operation and maintenance expense also added to the decrease in operating income.

    Natural gas distribution earnings decreased due to the previously discussed decrease in operating income.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to higher average transportation margins resulting from higher volumes transported to storage partially offset by lower volumes transported to off-system markets. Increased prices on company-owned natural gas production and decreased operations expense also added to the operating income improvement. The decline in operations expense resulted from lower production royalties caused by a 1997 royalty settlement with the United States Minerals Management Service (MMS). The increase in energy marketing revenue and the related increase in purchased gas sold resulted from the acquisition of Innovative Gas Services, Incorporated (IGS) in July 1998.

    Earnings for this business increased due to the operating income improvement and decreased interest expense.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $12.6 million primarily due to the acquisitions which have occurred since the comparable period a year ago. These acquisitions include the 50 percent interest in Hawaiian Cement that Knife River did not previously own in July 1997, Morse Bros., Inc. (MBI) and S2 - F Corp. (S2-F) in March 1998, Angell Bros., Inc. in April 1998, and Hap Taylor & Sons, Inc. in July 1998. Prior to August 1997, Knife River's original 50 percent ownership interest in Hawaiian Cement was accounted for under the equity method. However, with the acquisition mentioned above, Knife River began consolidating Hawaiian Cement into its financial statements. Operating income at the other construction materials operations increased due primarily to higher aggregate sales volumes and margins in southern Oregon resulting from increased construction activity and higher cement margins in Alaska and Hawaii due to lower costs. Increased ready-mixed concrete volumes in Alaska and higher asphalt volumes in California and southern Oregon also added to the operating income improvement.

Coal Operations --

    Operating income for the coal operations increased $613,000 largely due to increased revenues resulting primarily from higher demand-related sales at both the Beulah and Savage mines.

Consolidated --

    Earnings improved due to increased operating income at both the construction materials and coal operations. Higher interest expense resulting mainly from increased long-term debt due to the aforementioned acquisitions partially offset the increase in earnings.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased largely as a result of lower oil revenues. Decreased oil revenue resulted from a $1.7 million decline due to lower average prices and a $860,000 decrease due to lower production. Natural gas revenues increased slightly due to a $824,000 increase arising from higher production, including the effects of the acquisition of a majority interest in the Willow Springs Field in east Texas in July 1998, somewhat offset by a $626,000 decline due to lower average prices. Operation and maintenance expense increased due largely to the previously mentioned acquisition. Taxes other than income decreased mainly due to lower production taxes resulting from lower commodity prices, partially offsetting the operating income decline.

    Earnings for this business unit decreased due to the decrease in operating income and increased interest expense. Lower income taxes slightly offset the decline in earnings.

Nine Months Ended September 30, 1998 and 1997

Electric Operations

    Operating income at the electric business increased due to the acquisitions of International Line Builders, Inc. (ILB) and High Line Equipment, Inc. (HLE) in July 1997, Pouk & Steinle, Inc. in April 1998, and Harp Line and Harp Engineering in July 1998, and due to increased operating income at the electric utility. Increased sales for resale revenue and lower maintenance expense contributed to the utility operating income increase. Sales for resale revenue increased due to 82 percent higher volumes and higher margins of 29 percent, both due to favorable market conditions. The decrease in maintenance expense was due to 1997 costs of $1.9 million associated with a ten-week maintenance outage at the Coyote Station. In addition, damages caused by an April 1997 blizzard also added to the decline in maintenance expense for 1998. Increased average realized retail rates also contributed to the operating income improvement. Increased fuel and purchased power costs, largely higher purchased power demand charges resulting from the pass-through of periodic maintenance costs, partially offset the operating income improvement at the electric utility.

    Earnings for the electric business increased due to the aforementioned operating income increase and decreased net interest expense. Earnings attributable to Utility Services were $2.1 million.

Natural Gas Distribution Operations

    Operating income decreased at the natural gas distribution business due to reduced weather-related sales, the result of 10 percent warmer weather. Operating revenues increased due to increased average realized rates and the pass-through of higher average natural gas costs, partially offset by the aforementioned reduction in sales volumes. Decreased operation and maintenance expense due primarily to lower employee benefit-related costs partially offset the operating income decline.

    Natural gas distribution earnings decreased due to the previously discussed decline in operating income, partially offset by increased service and repair income.

Natural Gas Transmission Operations

    Operating income at the natural gas transmission business increased primarily due to increases in transportation revenues. The increase in transportation revenue resulted from a $5.0 million ($3.1 million after tax) reversal of reserves in the first quarter of 1998 for certain contingencies relating to a FERC order concerning a compliance filing. Higher volumes transported to storage, somewhat offset by lower volumes transported to on- and off-system markets, and higher average discounted rates also contributed to the revenue increase. Lower production royalties caused by a 1997 MMS royalty settlement, as previously discussed in the three months discussion, also added to the operating income increase. In addition, higher average prices on company-owned natural gas production added to the operating income improvement. The increase in energy marketing revenue and the related increase in purchased gas sold result from the acquisition of IGS in July 1998.

    Earnings for this business increased due to the operating income improvement, gains realized on the sale of natural gas held under the repurchase commitment and decreased interest expense.

Construction Materials and Mining Operations

Construction Materials Operations --

    Construction materials operating income increased $18.7 million primarily due to the acquisitions previously described in the three months discussion. Operating income at the other construction materials operations increased due to higher aggregate sales volumes and margins in Alaska and southern Oregon due to increased construction activity, higher cement margins in Alaska and Hawaii due to lower costs and lower asphalt costs in 1998 when compared to higher cost 1997 flood-related work in California.

Coal Operations --

    Operating income for the coal operations increased $3.9 million primarily due to increased revenues resulting from higher sales, primarily to the Coyote Station. The increase in 1998 sales to the Coyote Station was largely due to a 1997 ten-week maintenance outage. Increased operating expenses, all primarily due to the increase in volumes sold, partially offset the operating income improvement.

Consolidated --

    Earnings increased due to increased operating income at both the construction materials and coal operations and gains realized from the sale of equipment. Higher interest expense resulting mainly from increased long-term debt due to the previously noted acquisitions, decreased Other income -- net due to the consolidation of Hawaiian Cement, as previously described in the three months discussion, and an insurance settlement received in 1997 related to the Unitek litigation, all partially offset the increase in earnings.

Oil and Natural Gas Production Operations

    Operating income for the oil and natural gas production business decreased largely as a result of the $33.1 million ($20 million after tax) non-cash write-down of oil and natural gas properties, as previously discussed in Note 6 of Notes to Consolidated Financial Statements. Lower oil and natural gas revenues also added to the decrease in operating income. Decreased oil revenue resulted from a $6.7 million decline due to lower average prices and a $1.9 million decrease due to lower production. The decrease in natural gas revenue was due to a $2.8 million decline arising from lower average prices and a $1.2 million reduction due to lower production. Decreased operation and maintenance expenses, the result of lower production and decreased well maintenance, partially offset the decrease in operating income. Decreased depreciation, depletion and amortization due to lower production, and decreased taxes other than income, mainly due to lower production taxes resulting from lower commodity prices, also partially offset the operating income decline.

    Earnings for this business unit decreased due to the decrease in operating income, partially offset by lower interest expense and decreased income taxes.

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

Factors Common to Regulated and Non-Regulated Operations --

    The business and profitability of the Company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the Company's financial instruments, changes in accounting principles and/or the application of such principles to the Company, changes in technology and legal proceedings, and the ability of the Company and third parties, including suppliers and vendors, to identify and address year 2000 issues in a timely manner.

Year 2000 Compliance

    The year 2000 issue is the result of computer programs having been written using two digits rather than four digits to define the applicable year. In 1997, the Company established a task force with coordinators in each of its major operating units to address the year 2000 issue. The scope of the year 2000 readiness effort includes information technology (IT) and non-IT systems, including, computer hardware, software, networking, communications, embedded and micro-processor controlled systems, building controls and office
equipment.   The Company's year 2000 plan is based upon a six-phase
approach involving awareness, inventory, assessment, remediation, testing and implementation.

State of Readiness --

    The Company is conducting a corporate-wide awareness program, compiling an inventory of IT and non-IT systems, and assigning priorities to such systems. As of September 30, 1998, the awareness and inventory phases, including assigning priorities to IT and non-IT systems, have been substantially completed.

    The assessment phase involves the review of each inventory item for year 2000 compliance and efforts to obtain representations and assurances from third parties, including suppliers and vendors, that such entities are year 2000 compliant. As of September 30, 1998, based on contacts with and representations obtained from third parties to date, the Company is not aware of any material third party year 2000 problems. The Company will continue to contact third parties seeking written verification of year 2000 readiness. Thus, the Company is presently unable to determine the potential adverse consequences, if any, that could result from each such entities' failure to effectively address the year 2000 issue. As of September 30, 1998, the assessment phase, as it relates to the Company's review of its inventory items, has been substantially completed.

    The remediation, testing and implementation phases of the Company's year 2000 plan are currently in various stages of completion. The remediation phase includes replacements, modifications and/or upgrades necessary for year 2000 compliance that were identified in the assessment phase. As of September 30, 1998, the remediation phase at the oil and natural gas production business is substantially complete; at the electric, natural gas distribution and natural gas transmission businesses is more than 50 percent complete; and at the construction materials and mining business is in the beginning stages of completion. The testing phase involves testing systems to confirm year 2000 readiness. As of September 30, 1998, the testing phase at the oil and natural gas production business is substantially complete; at the electric, natural gas distribution and natural gas transmission businesses is over 25 percent complete; and at the construction materials and mining business is in the beginning stages of completion. The implementation phase is the process of moving a year 2000 compliant item into production status. As of September 30, 1998, the implementation phase at the oil and natural production business is substantially complete; at the electric, natural gas distribution and natural gas transmission businesses is more than 50 percent complete; and at the construction materials and mining business is in the beginning stages of completion. The Company has established a target date of October 1, 1999 to complete the remediation, testing and implementation phases.

Costs --

    The estimated incremental cost to the Company of the year 2000 issue is approximately $1 million to $3 million during the 1998 through 2000 time periods. As of September 30, 1998, the Company has incurred incremental costs of less than $100,000. These costs are being funded through cash flows from operations. The Company's current estimate of costs of the year 2000 issue is based on the facts and circumstances existing at this time, which were derived utilizing numerous assumptions of future events.

Risks --

    The failure to correct a material year 2000 problem, including failures on the part of third parties, could result in a temporary interruption in, or failure of, certain critical business operations, including electric distribution, generation and transmission; natural gas distribution, transmission, storage and gathering; energy marketing; mining and marketing of coal, aggregates and related construction materials; oil and natural gas exploration, production, and development; and utility line
construction and repair services.   Although the Company believes
the project will be completed by October 1, 1999, unforeseen and other factors could cause delays in the project, the results of which could have a material effect on the results of operations and the Company's ability to conduct its business.

Contingency Planning --

    Due to the general uncertainty inherent in the year 2000 issue, including the uncertainty of the year 2000 readiness of third parties, the Company anticipates having contingency plans in place by October 1, 1999 designed to address the Company's critical business operations as previously discussed.

Liquidity and Capital Commitments

    Montana-Dakota's 1998 net capital expenditures are estimated at $23.0 million, including those required for system upgrades, routine replacements and service extensions. It is anticipated that Montana-Dakota will continue to provide all of the funds required for its net capital expenditures from internal sources, through the use of the Company's $40 million revolving credit and term loan agreement, $40 million of which was outstanding at September 30, 1998, and through the issuance of long-term debt of the Company, the amount and timing of which will depend upon Montana-Dakota's needs, internal cash generation and market conditions. On September 18, 1998, the Company issued $15 million in Secured Medium-Term Notes.

    WBI Holdings' 1998 net capital expenditures are estimated at $30.1 million, including those required for the acquisition of IGS and Marcon Energy Corporation (MEC) and for routine system improvements and continued development of natural gas reserves. WBI Holdings expects to continue to meet its net capital expenditures for 1998 with a combination of internally generated funds, short-term lines of credit aggregating $35.6 million, $3.7 million of which was outstanding at September 30, 1998, and through the issuance of long-term debt and the Company's equity securities, the amount and timing of which will depend upon WBI Holdings' needs, internal cash generation and market conditions.

    Knife River's 1998 net capital expenditures are estimated at $164.6 million, including expenditures required for the acquisitions of MBI, S2-F, Angell Bros., Inc. and Hap Taylor & Sons, Inc. and routine equipment upgrades and replacements. It is anticipated that these net capital expenditures will continue to be met through funds generated from internal sources, lines of credit aggregating $45.5 million, $5.4 million of which was outstanding at September 30, 1998, a revolving credit agreement of $85 million, $77 million of which was outstanding at September 30, 1998, and the issuance of the Company's equity securities. On October 29, 1998, Knife River privately placed $55 million of notes with the proceeds used to repay other long-term debt.

    Fidelity Oil's 1998 net capital expenditures related to its oil and natural gas program are estimated at $94.0 million, including those required for the acquisition of a majority interest in the Willow Springs Field. It is anticipated that Fidelity's 1998 net capital expenditures will be used to further enhance production and reserve growth, and such expenditures will continue to be met from internal sources, existing long-term credit facilities and the issuance of the Company's equity securities. Fidelity's borrowing base, which is based on total proved reserves, is currently $100 million. This consists of $16 million of issued notes, $14 million in an uncommitted note shelf facility, and a $70 million revolving line of credit, $46.9 million of which was outstanding at September 30, 1998.

    Other corporate net capital expenditures for 1998 are estimated at $18.9 million, including those expenditures required for the acquisition of Pouk & Steinle, Inc., Harp Line and Harp Engineering, and for routine equipment maintenance and replacements. These capital expenditures are anticipated to be met through internal sources, short-term lines of credit aggregating $4.8 million, $2.6 million of which was outstanding at September 30, 1998, and the issuance of the Company's equity securities.

    The estimated 1998 net capital expenditures set forth above do not include potential future acquisitions. The Company continues to seek additional growth opportunities, including investing in the development of related lines of business. To the extent that acquisitions occur, the Company anticipates that such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the Company's equity securities.

    The Company utilizes its short-term lines of credit, aggregating $50 million, none of which was outstanding on September 30, 1998, and its $40 million revolving credit and term loan agreement, $40 million of which was outstanding at September 30, 1998, as previously described, to meet its short-term financing needs and to take advantage of market conditions when timing the placement of long-term or permanent financing.

    Centennial presently intends to implement in the fourth quarter of 1998, a $200 million commercial paper credit facility which would be used to replace certain existing short-term credit facilities at its subsidiaries.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 1998, the Company could have issued approximately $270 million of additional first mortgage bonds.

    The Company's coverage of combined fixed charges and preferred stock dividends was 3.2 and 3.4 times for the twelve months ended September 30, 1998, and December 31, 1997, respectively. Additionally, the Company's first mortgage bond interest coverage was 6.6 and 6.0 times for the twelve months ended September 30, 1998, and December 31, 1997, respectively. Common stockholders' equity as a percent of total capitalization was 57 percent and 55 percent at September 30, 1998, and December 31, 1997, respectively.


                  PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Williston Basin joined other defendants and filed a motion for summary affirmance in relation to the Grynberg legal proceeding. The motion was granted on October 6, 1998 and the appeal was effectively dismissed. For more information on this legal action, see Note 7 of Notes to Consolidated Financial Statements.

    On October 9, 1998, a hearing before the arbitration panel was completed in relation to the long-term coal supply agreement between the owners of the Coyote Station and Knife River. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the agreement. A decision from the arbitration panel is expected after the completion of a post-hearing briefing. For more information on this legal action, see Note 7 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 1, 1998 and October 26, 1998, the Company issued to the shareholders of IGS and MEC, 192,023 shares (before stock split) and 15,141 shares (after stock split), respectively, of Common Stock, $3.33 par value, (Company Common Stock) to acquire all of the issued and outstanding capital stock of IGS and MEC. On July 1, 1998, July 16, 1998 and September 9, 1998, the Company issued to the shareholders of Harp Line 372,939 shares (before stock split), 221,564 shares (after stock split), and 26,048 shares (after stock split), respectively, of Company Common Stock, to acquire all of the issued and outstanding capital stock of Harp Line. On July 1, 1998, the Company issued to the shareholders of Harp Engineering, 14,771 shares (before stock split) of Company Common Stock, to acquire all of the issued and outstanding capital stock of Harp Engineering.
On July 31, 1998 and September 9, 1998, the Company issued to the shareholders of Hap Taylor & Sons, Inc., 383,692 shares (after stock split) and 3,380 shares (after stock split), respectively, of Company Common Stock, to acquire all of the issued and outstanding capital stock of Hap Taylor & Sons, Inc. The Company Common Stock issued in these transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shareholders have acknowledged that they are holding the Company Common Stock as an investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   3(b)  By-laws of the Company, as amended to date
  12     Computation of Ratio of Earnings to Fixed Charges and
         Combined Fixed Charges and Preferred Stock Dividends
  27     Financial Data Schedule

b) Reports on Form 8-K

  None.

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MDU RESOURCES GROUP, INC.




DATE  November 12, 1998        BY   /s/ Warren L. Robinson
                                    Warren L. Robinson
                                    Vice President, Treasurer
                                      and Chief Financial Officer



                               BY  /s/ Vernon A. Raile
                                    Vernon A. Raile
                                    Vice President, Controller and
                                      Chief Accounting Officer


                          EXHIBIT INDEX

Exhibit No.

 3(b) By-laws of the Company, as amended to date

12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock
      Dividends

27    Financial Data Schedule