Form 10-K
period 1998-12-31
MDU RESOURCES GROUP INC
filed 1999-03-04
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998
                                  OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ____________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999: $1,248,942,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 26, 1999: 53,146,476 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
1. Pages 25 through 53 of the Annual Report to Stockholders for 1998, incorporated in Part II, Items 6 and 8 of this Report.
2. Proxy Statement, dated March 15, 1999, incorporated in Part III, Items 10, 11, 12 and 13 of this Report.


                             CONTENTS

 PART I

 Items 1 and 2 -- Business and Properties
   General
   Montana-Dakota Utilities Co. --
     Electric Generation, Transmission and Distribution
     Retail Natural Gas and Propane Distribution
   WBI Holdings, Inc.
   Knife River Corporation --
     Construction Materials Operations
     Coal Operations
     Consolidated Construction Materials and Mining
       Operations
   Fidelity Oil Group

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

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

    MDU Resources Group, Inc. (Company) is a diversified natural resource company which was incorporated under the laws of the State of Delaware in 1924. Its principal executive offices are at Schuchart Building, 918 East Divide Avenue, P.O. Box 5650,
Bismarck, North Dakota 58506-5650, telephone (701) 222-7900.

    Montana-Dakota Utilities Co. (Montana-Dakota), the public utility division of the Company, distributes natural gas and operates electric power generation, transmission and distribution facilities, serving 256 communities in North Dakota, eastern Montana, northern and western South Dakota and northern Wyoming.

    The Company, through its wholly owned subsidiary, Centennial Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc.,(WBI Holdings), Knife River Corporation (Knife River), the Fidelity Oil Group (Fidelity Oil) and Utility Services, Inc. (Utility Services).

    WBI Holdings, through its wholly owned subsidiary, Williston Basin Interstate Pipeline Company,
    (Williston Basin), produces natural gas and provides underground storage, transportation and gathering services through an interstate pipeline system serving
    Montana, North Dakota, South Dakota and Wyoming. In addition, WBI Holdings, through its wholly owned subsidiary, WBI Energy Services, Inc. and its subsidiaries, seeks new energy markets while continuing to expand present markets for natural gas and propane in the Midwestern, Southern and Central regions of the United States.

    Knife River, through its wholly owned subsidiary, KRC
    Holdings, Inc. (KRC Holdings) and its subsidiaries, mines and markets aggregates and construction materials in Alaska, California, Hawaii and Oregon, and operates lignite coal mines in Montana and North
    Dakota.

    Fidelity Oil is comprised of Fidelity Oil Co. and
    Fidelity Oil Holdings, Inc., which own oil and natural gas interests throughout the United States, the Gulf of Mexico and Canada.

    Utility Services, through its wholly owned subsidiaries, installs and repairs electric transmission and distribution power lines, fiber optic cable and natural gas pipeline and provides related supplies, equipment and engineering services throughout the western United States and Hawaii.

    The significant industries within the Company's retail utility service area consist of agriculture and the related processing of agricultural products and energy-related activities such as oil and natural gas production, oil refining, coal mining and electric power generation.

    As of December 31, 1998, the Company had 2,882 full-time employees with 72 employed at MDU Resources Group, Inc., 900 at Montana-Dakota, 301 at WBI Holdings, 1,084 at Knife River's construction materials operations, 151 at Knife River's coal operations, 12 at Fidelity Oil and 362 at Utility Services. Approximately 434 and 84 of the Montana-Dakota and WBI Holdings employees, respectively, are represented by the International Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through May 1999, for both Montana-Dakota and WBI Holdings. Knife River has a labor contract through August 1999, with the United Mine Workers of America, which represents its coal operation's hourly workforce aggregating 90 employees. In addition, Knife River has 15 labor contracts which represent 232 of its construction materials employees. Utility Services has 19 labor contracts representing the majority of its employees.

    The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to
Consolidated Financial Statements.

    Any reference to the Company's Consolidated Financial
Statements and Notes thereto shall be to pages 25 through 51 in the Company's Annual Report to Stockholders for 1998 (Annual Report), which are incorporated by reference herein.

ENERGY DISTRIBUTION OPERATIONS AND PROPERTY (MONTANA-DAKOTA)

Electric Generation, Transmission and Distribution

General --

    Montana-Dakota provides electric service at retail, serving over 114,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 1998. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under "System Supply and System Demand," and approximately 3,100 and 3,900 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. For additional information regarding Montana-Dakota's franchises, see
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of December 31, 1998, Montana-Dakota's net electric plant investment approximated $279.2 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission
(WPSC). The percentage of Montana-Dakota's 1998 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 60 percent; Montana -- 22 percent; South Dakota -- 8 percent and Wyoming -- 10 percent.

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

The following table sets forth details applicable to the Company's electric generating stations:
                                                                 1998 Net
                                                                Generation
                                      Nameplate      Summer    (kilowatt-
 Generating                            Rating      Capability    hours in
  Station          Type                 (kW)          (kW)      thousands)

North Dakota --
  Coyote*       Steam                   103,647     106,750      676,989
  Heskett       Steam                    86,000     102,000      445,417
  Williston     Combustion
                  Turbine                 7,800       8,900          (79)**

South Dakota --
  Big Stone*    Steam                    94,111      99,558      668,171

Montana --
  Lewis & Clark Steam                    44,000      45,200      287,591
  Glendive      Combustion
                  Turbine                34,780      31,600       15,906
  Miles City    Combustion
                  Turbine                23,150      21,400        9,204

                                        393,488     415,408    2,103,199

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

    During the years ended December 31, 1994, through December 31, 1998, the average cost of coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal so consumed was as follows:

                                    Years Ended December 31,
                            1998      1997      1996     1995      1994
Average cost of
  coal per
  million Btu               $.93      $.95      $.93     $.94      $.97
Average cost of
  coal per ton            $13.67    $14.22    $13.64   $12.90    $12.88

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 412,700 kW in August 1995. The 1998 summer peak was 402,500 kW, although assuming normal weather, the 1998 summer peak was previously forecasted to have been approximately 415,500 kW. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2004 will approximate 1.5 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour (kWh) sales growth rate, on a normalized basis, through 2004 will approximate 0.9 percent annually. Montana-Dakota currently estimates that it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the year 2000. If additional capacity is needed in 2000 or after, it will be met through the addition of combustion turbine peaking stations and purchases from the Mid-Continent Area Power Pool (MAPP) on an intermediate-term basis.

    Montana-Dakota has major interconnections with its neighboring utilities, all of which are MAPP members. Montana-Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

    Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 46,600 kW and occurred in December 1983. Montana-Dakota estimates this annual peak will be exceeded in the winter of 1999/2000.

    The Sheridan System is supplied through an interconnection with Black Hills Power and Light Company under a power supply contract through December 31, 2006 which allows for the purchase of up to 55,000 kW of capacity.

Regulation and Competition --

    The electric utility industry can be expected to continue to become increasingly competitive due to a variety of regulatory, economic and technological changes. As a result of competition in electric generation, wholesale power markets have become increasingly competitive and evaluations are ongoing concerning retail competition.

    In April 1996, the FERC issued a final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs. Montana-Dakota filed proposed tariffs with the FERC in compliance with Order 888, which became effective in July 1996. Montana-Dakota is awaiting final approval of the proposed tariffs by the FERC.

    In a related matter, in March 1996, the MAPP, of which Montana-Dakota is a member, filed a restated operating agreement with the FERC. The FERC approved MAPP's restated agreement, excluding MAPP's market-based rate proposal, effective November 1996. The FERC has requested additional information from the MAPP on its market-based rate proposal before it will take further action.

    The Montana legislature passed an electric industry restructuring bill, effective May 2, 1997. The bill provides for full customer choice of electric supplier by July 1, 2002, stranded cost recovery and other provisions. Based on the provisions of such restructuring bill, because the Company's utility division operates in more than one state, the Company has the option of deferring its transition to full customer choice until 2006. In its 1997 legislative session, the North Dakota legislature established an Electric Industry Competition Committee to study over a six-year period the impact of competition on the generation, transmission and distribution of electric energy in the State. In 1997, the WPSC selected a consultant to perform a study on the impact of electric restructuring in Wyoming. The study found no material economic benefits. No further action is pending at this time. The SDPUC has not initiated any proceedings to date concerning retail competition or electric industry restructuring. Federal legislation addressing this issue continues to be discussed.

    Although Montana-Dakota is unable to predict the outcome of such regulatory proceedings or legislation, or the extent to which retail competition may occur, Montana-Dakota is continuing to take steps to effectively operate in an increasingly competitive environment.

    Fuel adjustment clauses contained in North Dakota and South Dakota jurisdictional electric rate schedules allow Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (excluding demand charges) on a timely basis. Expedited rate filing procedures in Wyoming allow Montana-Dakota to timely reflect increases or decreases in fuel and purchased power costs. In Montana (22 percent of electric revenues), such cost changes are includible in general rate filings.

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

    The United States Clean Air Act (Clean Air Act) requires electric generating facilities to reduce sulfur dioxide emissions by the year 2000 to a level not exceeding 1.2 pounds per million Btu. Montana-Dakota's baseload electric generating stations are coal fired. All of these stations, with the exception of the Big Stone Station, are either equipped with scrubbers or utilize an atmospheric fluidized bed combustion boiler, which permits them to operate with emission levels less than the 1.2 pounds per million Btu. The emissions requirement at the Big Stone Station is expected to be met by switching to competitively priced lower sulfur ("compliance") coal.

    In addition, the Clean Air Act limits the amount of nitrous oxide emissions. Montana-Dakota's generating stations are within the limitations set by the United States Environmental Protection Agency
(EPA).

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with evolving laws or regulations, cannot now be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 1998 and does not expect to incur any significant capital expenditures related to environmental compliance through 2001.

Retail Natural Gas and Propane Distribution

General --

    Montana-Dakota sells natural gas and propane at retail, serving over 206,000 residential, commercial and industrial customers located in 141 communities and adjacent rural areas as of December 31, 1998, and provides natural gas transportation services to certain customers on its system. These services are provided through a distribution system aggregating over 4,200 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required. As of December 31, 1998, Montana-Dakota's net natural gas and propane distribution plant investment approximated $79.9 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and W. T. Cunningham, successor trustees.

    The natural gas and propane distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MPSC, SDPUC and WPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1998 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 42 percent; Montana --
29 percent; South Dakota -- 22 percent and Wyoming -- 7 percent.

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

    The following table reflects Montana-Dakota's natural gas and propane sales, natural gas transportation volumes and degree days as a percentage of normal during the last five years:

                                        Years Ended December 31,
                         1998       1997       1996       1995       1994
                                    Mdk (thousands of decatherms)

Sales:
  Residential          18,614     20,126     22,682     20,135     19,039
  Commercial           12,458     13,799     15,325     13,509     12,403
  Industrial              952        395        276        295        398
    Total              32,024     34,320     38,283     33,939     31,840
Transportation:
  Commercial            1,995      1,612      1,677      1,742      2,011
  Industrial            8,329      8,455      7,746      9,349      7,267
    Total              10,324     10,067      9,423     11,091      9,278
Total Throughput       42,348     44,387     47,706     45,030     41,118

Degree days
  (% of normal)          93.7%      99.3%     116.2%     101.6%      96.7%

    The restructuring of the natural gas industry, as described under "Natural Gas Transmission Operations and Property (WBI Holdings)", has resulted in additional competition in retail natural gas markets. In response to these changed market conditions Montana-Dakota has established various natural gas transportation service rates for its distribution business to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules and capacity release contracts whereby Montana-Dakota's interruptible customers can avail themselves of the advantages of open access transportation on the Williston Basin system. These services have enhanced Montana-Dakota's competitive posture with alternate fuels, although certain of Montana-Dakota's customers have the potential of bypassing Montana-Dakota's distribution system by directly accessing Williston Basin's facilities.

    Montana-Dakota acquires its system requirements directly from producers, processors and marketers. Such natural gas is supplied under contracts specifying market-based pricing, and is transported under firm transportation agreements by Williston Basin, Northern Gas Company, South Dakota Intrastate Pipeline Company and Northern Border Pipeline Company. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to purchase natural gas at more uniform daily volumes throughout the year and, thus, meet winter peak requirements as well as allow it to better manage its natural gas costs. Montana-Dakota estimates that, based on supplies of natural gas currently available through its suppliers and expected to be available, it will have adequate supplies of natural gas to meet its system requirements for the next five years.

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

CENTENNIAL ENERGY HOLDINGS, INC.

NATURAL GAS TRANSMISSION OPERATIONS AND PROPERTY (WBI HOLDINGS)

General --

    Williston Basin owns and operates over 3,800 miles of transmission, gathering and storage lines and 22 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, suppliers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers. In addition, Williston Basin produces natural gas from owned reserves which is sold to others. Williston Basin has interconnections with seven pipelines in Wyoming, Montana and North Dakota which provide for supply and market access.

    WBI Energy Services, Inc. and its subsidiaries seek new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines, municipals and local distribution companies. In addition, WBI Energy Services, Inc. operates two retail propane operations in north-central and southeastern North Dakota. In 1998 the Company acquired a natural gas marketing business in Kentucky which transacts the majority of its business on the Texas Gas interstate pipeline system and serves customers in the Southern and Central regions of the United States. The Texas Gas interstate pipeline system originates in the Louisiana Gulf Coast area and in East Texas.

    At December 31, 1998, the net natural gas transmission plant investment, inclusive of transmission, storage, gathering, production, marketing and propane facilities, was approximately
$177.0 million.

    Under the Natural Gas Act, as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate and accounting matters.

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

    Williston Basin transports essentially all of Montana-Dakota's natural gas under firm transportation agreements, which in 1998, represented 90 percent of Williston Basin's currently subscribed firm transportation capacity. In November 1996, Montana-Dakota executed a new firm transportation agreement with Williston Basin for a term of five years which began in July 1997. In addition, in July 1995, Montana-Dakota entered a twenty-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

    For additional information regarding Williston Basin's transportation for 1996 through 1998, see Item 7 -- "Management's
Discussion and Analysis of Financial Condition and Results of
Operations."

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

Natural Gas Production --

    Williston Basin owns in fee or holds natural gas leases and operating rights primarily applicable to the shallow rights (above 2000 feet) in the Cedar Creek Anticline in southeastern Montana and to all rights in the Bowdoin area located in north-central Montana.

    Information on Williston Basin's natural gas production, average sales prices and production costs per Mcf related to its natural gas interests for 1998, 1997 and 1996 is as follows:

                                      1998      1997      1996

Production (MMcf)                    7,684     7,215     6,324
Average sales price                  $1.37     $1.30     $1.11
Production costs, including taxes     $.38      $.46      $.43

   Williston Basin's gross and net productive well counts and gross and net developed and undeveloped acreage for its natural gas interests at December 31, 1998, are as follows:

                                               Gross       Net

Productive Wells                                 576       528
Developed Acreage (000's)                        234       214
Undeveloped Acreage (000's)                       47        41

   The following table shows the results of natural gas development wells drilled and tested during 1998, 1997 and 1996:

                                    1998        1997      1996

Productive                            50          20        32
Dry Holes                            ---         ---       ---
  Total                               50          20        32

   At December 31, 1998, there was one well in the process of drilling.

   Williston Basin's recoverable proved developed and undeveloped natural gas reserves approximated 140.2 Bcf at December 31, 1998. These amounts are supported by a report dated January 15, 1999, prepared by Ralph E. Davis Associates, Inc., an independent firm of petroleum and natural gas engineers.

   Beginning in 1994, Williston Basin engaged in a long-term developmental drilling program to enhance the performance of its investment in natural gas reserves. As a result of this effort, 1998 production levels are up 91 percent since 1993. The production increases from these reserves are expected to provide additional natural gas supplies for WBI Energy Services, Inc. to enable it to enhance its marketing efforts.

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

   In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court) against Williston
Basin and the Company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the Company's contract with Koch. Williston Basin and the Company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the Company as Williston Basin, the Company and Koch have settled their disputes. Apache and Snyder have submitted damage estimates under differing theories aggregating up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. The trial before the North Dakota District Court was completed in November 1997. On November 25, 1998, the North Dakota District Court entered an order directing the entry of judgment in favor of Williston Basin and the Company. On December 15, 1998, Apache and Snyder filed a motion for relief asking the North Dakota District Court to reconsider its November 25, 1998 order. On February 4, 1999, the North Dakota District Court denied the motion for relief filed by Apache and Snyder.

   In a related matter, in March 1997, a suit was filed by nine other producers, several of which had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the Company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been stated.

   In Williston Basin's opinion, the claims of Apache and Synder are without merit and overstated and the claims of the nine other producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from customers. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

Regulatory Matters and Revenues Subject to Refund --

  Williston Basin had pending with the FERC a general natural gas rate change application implemented in 1992. In October 1997, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in prior orders concerning the 1992 proceeding. On January 22, 1999, the D.C. Circuit Court issued its opinion remanding the issues of return on equity, ad valorem taxes and throughput to the FERC for further explanation and justification. Williston Basin is awaiting a decision from the FERC and believes that if the FERC decides to change its prior order in a manner consistent with the D.C. Circuit Court's suggestions, the results for the Company are expected to be positive since Williston Basin should be entitled to seek reimbursement from ratepayers for a portion of the refunds made in 1997 that were related to these issues.

  In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC resulting in an increase of $8.9 million or 19.1 percent over the then current effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. On July 29, 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. On August 28, 1998, Williston Basin requested rehearing of such order.

  Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

Natural Gas Repurchase Commitment --

  The Company has offered for sale since 1984 the inventoried natural gas owned by Frontier, a special purpose, nonaffiliated corporation. Through an agreement, Williston Basin is obligated to repurchase all of the natural gas at Frontier's original cost and reimburse Frontier for all of its financing and general administrative costs. Frontier has financed the purchase of the natural gas under a term loan agreement with several banks. At December 31, 1998 and 1997, borrowings totaled $14.8 million and $32.0 million, respectively, at a weighted average interest rate of
6.19 percent and 6.63 percent, respectively. At December 31, 1998 and 1997, the natural gas repurchase commitment of $14.3 million and $30.4 million, respectively, is reflected on the Company's Consolidated Balance Sheets under "Other liabilities" and $551,000 and $1.6 million, respectively, is reflected under "Other accrued liabilities." The financing costs associated with this repurchase commitment, consisting principally of interest and related financing fees, approximated $5.7 million in 1996. The costs incurred in 1998 and 1997 were not material and are included in "Other income -- net" on the Consolidated Statements of Income. The term loan agreement will terminate on October 2, 1999, subject to an option to renew this agreement upon the lenders' consent for up to five years, unless terminated earlier by the occurrence of certain events.

  The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court which in December 1996 issued its order ruling that the FERC's actions in allocating storage capacity costs to the Frontier gas were appropriate. On August 28, 1998, Williston Basin requested rehearing of the July 29, 1998 FERC order which addressed various issues, including a requirement that storage deliverability costs be allocated to the Frontier gas.

  Williston Basin sells and transports natural gas held under the repurchase commitment. In the third quarter of 1996, Williston Basin, based on a number of factors including differences in regional natural gas prices and natural gas sales occurring at that time, wrote down 43.0 MMdk of this gas to its then current value. The value of this gas was determined using the sum of discounted cash flows of expected future sales occurring at then current regional natural gas prices as adjusted for anticipated future price increases. This resulted in a write-down aggregating $18.6 million ($11.4 million after tax). In addition, Williston Basin wrote off certain other costs related to this natural gas of approximately $2.5 million ($1.5 million after tax). The amounts related to this write-down are included in "Costs on natural gas repurchase commitment" in the Consolidated Statements of Income. At December 31, 1998 and 1997, natural gas held under the repurchase commitment of $6.9 million and $14.6 million, respectively, is included in the Company's Consolidated Balance Sheets under "Deferred charges and other assets." The amount of this natural gas in storage as of December 31, 1998 was 7.0 MMdk.

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

CONSTRUCTION MATERIALS AND MINING OPERATIONS AND PROPERTY
(KNIFE RIVER)

Construction Materials Operations:

General --

    Knife River, through KRC Holdings, operates construction materials and mining businesses in Alaska, California, Oregon and Hawaii. These operations mine, process and sell construction aggregates (crushed rock, sand and gravel) and supply ready-mixed concrete for use in most types of construction, including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

    In addition, the Alaska, California and Oregon operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the sale of cement, various finished concrete products and other building materials and related construction services.

    On March 5, 1998, the Company acquired Morse Bros., Inc. (MBI) and S2 - F Corp., privately held construction materials companies located in Oregon's Willamette Valley. The purchase consideration for such companies consisted of $98.2 million of the Company's common stock and cash. MBI sells aggregate, ready-mixed concrete, asphaltic concrete, prestress concrete and construction services in the Willamette Valley from Portland to Eugene. S2 - F Corp. sells aggregate and construction services. In addition, in 1998 the Company also acquired several smaller construction materials and mining businesses in Oregon.

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

    Knife River's construction materials business should benefit from the Transportation Equity Act for the 21st century (TEA-21), which was signed into law in June 1998. TEA-21 represents a 44 percent average increase in federal highway construction funding for the six fiscal years 1998 to 2003.

    The construction materials business had approximately $100 million in backlog in mid-February 1999 and anticipates that a significant amount of the backlog will be completed during the year ending December 31, 1999.

    For information regarding sales volumes and revenues for the construction materials operations for 1996 through 1998, see Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition --

    Knife River's construction materials products are marketed under highly competitive conditions. Since there are generally no measurable product differences in the market areas in which Knife River conducts its construction materials businesses, price is the principal competitive force to which these products are subject, with service, delivery time and proximity to the customer also being significant factors. The number and size of competitors varies in each of Knife River's principal market areas and product lines.

    The demand for construction materials products is significantly influenced by the cyclical nature of the construction industry in general. In addition, construction materials activity in certain locations may be seasonal in nature due to the effects of weather. The key economic factors affecting product demand are changes in the level of local, state and federal governmental spending, general economic conditions within the market area which influence both the commercial and private sectors, and prevailing interest rates.

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 1998, 1997 and 1996, no single customer accounted for more than 10 percent of annual construction materials revenues.

Coal Operations:

General --

    Knife River is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah, North Dakota and Savage, Montana. The average annual production from the Beulah and Savage mines approximates 2.7 million and 300,000 tons, respectively. Reserve estimates related to these mine locations are discussed herein. During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                               Years Ended December 31,
                                       1998     1997     1996     1995     1994
                                                      (In thousands)
Tons sold:
Montana-Dakota generating stations 702 530 528 453 691 Jointly-owned generating stations --
 Montana-Dakota's share                 583      434      565      883    1,049
 Others                               1,749    1,303    1,695    2,767    3,358
Industrial and other sales               79      108      111      115      108
 Total                                3,113    2,375    2,899    4,218    5,206
Revenues                            $35,949  $27,906  $32,696  $39,956  $45,634

    The decrease in total tons sold in 1997 compared to 1996, reflected in the above table, is the result of lower tons sold to the Coyote Station due to a ten-week maintenance outage. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the sales volumes and revenues for the coal operations for 1996 through 1998.

    Knife River's lignite coal operations are subjected to competition from coal and other alternate fuel sources. In recent years, in response to competitive pressures from other mines, Knife River has limited its coal price increases to less than those allowed under its contracts. Although Knife River has contracts in place specifying the selling price of coal, these price concessions are being made in an effort to remain competitive and maximize sales. Effective January 1, 1998, Montana-Dakota and Knife River agreed to a new five year coal contract for Montana-Dakota's Lewis & Clark generating station. In 1998, Knife River supplied approximately 280,000 tons of coal to this station.

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

    In September 1996, the Co-owners notified the Company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the Company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price. Upon application by the Company and Knife River, the AAA administratively determined that the Company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. On October 9, 1998, a hearing before the arbitration panel was completed. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the Agreement. The Company is currently awaiting a decision from the arbitration panel. Although unable to predict the outcome of the arbitration, Knife River and the Company believe that the Co-owners' claims are without merit and intend to vigorously defend the prices charged pursuant to the Agreement.

Consolidated Construction Materials and Mining Operations:

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Knife River believes it is in substantial compliance with those regulations.

Reserve Information --

    As of December 31, 1998, the combined construction materials operations had under ownership or lease approximately 655 million tons of recoverable aggregate reserves.

    As of December 31, 1998, Knife River had under ownership or lease, reserves of approximately 190 million tons of recoverable lignite coal, 94 million tons of which are at present mining locations. These lignite coal reserve estimates were prepared by Weir International Mining Consultants, independent mining engineers and geologists, in a report dated January 1, 1999. Knife River estimates that approximately 61 million tons of its reserves will be needed to supply Montana-Dakota's Coyote, Heskett and Lewis & Clark stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

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

Operating Information --

    Information on Fidelity Oil's oil and natural gas production, average sales prices and production costs per net equivalent barrel related to its oil and natural gas interests for 1998, 1997 and
1996, are as follows:
                                                1998        1997         1996
Oil:
  Production (000's of barrels)                1,912       2,088        2,149
  Average sales price                         $12.71      $17.50       $17.91
Natural Gas:
  Production (MMcf)                           13,025      13,192       14,067
  Average sales price                          $2.07       $2.41        $2.09
Production costs, including taxes,
  per net equivalent barrel                    $3.37       $3.65        $3.31

Well and Acreage Information --

  Fidelity Oil's gross and net productive well counts and gross and net developed and undeveloped acreage related to its interests at December 31, 1998, are as follows:

                                                    Gross           Net
Productive Wells:
  Oil                                               2,534           172
  Natural Gas                                         699           117
    Total                                           3,233           289
Developed Acreage (000's)                             733            74
Undeveloped Acreage (000's)                         1,011            79

Exploratory and Development Wells --

  The following table shows the results of oil and natural gas wells drilled and tested during 1998, 1997 and 1996:

               Net Exploratory                  Net Development
       Productive   Dry Holes   Total    Productive   Dry Holes   Total   Total
1998            2            2       4            4         ---       4      8
1997            1            2       3            3           1       4      7
1996            1            2       3            4         ---       4      7

    At December 31, 1998, there were three gross wells in the process of drilling, one of which was an exploratory well and two of which were development wells.

Reserve Information --

    Fidelity Oil's recoverable proved developed and undeveloped oil and natural gas reserves approximated 11.5 million barrels and 103.4 Bcf, respectively, at December 31, 1998.

    For additional information related to Fidelity Oil's oil and natural gas interests, see Notes 1 and 18 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Williston Basin --

    Williston Basin has been named as a defendant in a legal action primarily related to certain natural gas price and volume issues.
Such suit was filed by W.A. Moncrief, a producer from whom Williston Basin purchased a portion of its natural gas supply.

    In addition, Williston Basin has been named as a defendant in a legal action related to a natural gas purchase contract. Such suit was filed by Apache Corporation and Snyder Oil Corporation. On November 25, 1998, the North Dakota District Court entered an order directing the entry of judgment in favor of Williston Basin and the Company. On December 15, 1998, Apache and Snyder filed a motion for relief asking the North Dakota District Court to reconsider its November 25, 1998 order. On February 4, 1999, the North Dakota District Court denied the motion for relief filed by Apache and Snyder. In a related matter, Williston Basin has been named in a suit filed by nine other producers.

    The above legal actions are described under Items 1 and 2 --
"Business and Properties -- Natural Gas Transmission Operations and Property (WBI Holdings)." The Company's assessment of the proceedings are included in the descriptions of the litigation.

Knife River --

    The Company and Knife River have been named as defendants in a legal action primarily related to coal pricing issues at the Coyote Station. On October 9, 1998, a hearing before the arbitration panel was completed. The Company is currently awaiting a decision from the arbitration panel. Such suit was filed by the Co-owners of the Coyote Station.

    The above legal action is described under Items 1 and 2 -- "Business and Properties -- Construction Materials and Mining Operations and Property (Knife River)." The Company's assessment of the proceeding is included in the respective description of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU". The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 1998 and 1997 and dividends declared thereon were as follows:

                                                                   Common
                                        Common        Common        Stock
                                     Stock Price   Stock Price    Dividends
                                       (High)*        (Low)*     Per Share*

1998
First Quarter                          $25.25         $18.83       $.1917
Second Quarter                          25.13          21.13        .1917
Third Quarter                           28.88          22.06        .2000
Fourth Quarter                          27.63          24.88        .2000
                                                                   $.7834
1997
First Quarter                          $15.33         $14.00       $.1850
Second Quarter                          16.83          14.25        .1850
Third Quarter                           18.46          14.83        .1917
Fourth Quarter                          22.33          17.75        .1917
                                                                   $.7534


* Reflects the Company's three-for-two common stock split effected in July 1998.

    As of December 31, 1998, the Company's common stock was held by approximately 13,900 stockholders of record.


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

Overview

    The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                     Years ended December 31,
                                       1998     1997    1996
Electric                             $ 17.2    $13.4   $11.4
Natural gas distribution                3.5      4.5     4.9
Natural gas transmission               20.8     11.3     2.5
Construction materials and mining      24.5     10.1    11.5
Oil and natural gas production        (32.7)    14.5    14.4
Earnings on common stock             $ 33.3    $53.8   $44.7

Earnings per common share - basic*   $  .66    $1.24   $1.05
Earnings per common share - diluted* $  .66    $1.24   $1.04

Return on average common equity        6.5%    14.6%   13.0%


* Reflects the Company's three-for-two common stock split effected in July 1998.

1998 compared to 1997

  Consolidated earnings for 1998 decreased $20.5 million from the comparable period a year ago due to lower earnings at the oil and natural gas production business, largely resulting from $39.9 million in noncash after-tax write-downs of oil and natural gas properties. Decreased earnings at the natural gas distribution business also added to the earnings decline. Higher earnings at the construction materials and mining, natural gas transmission and electric businesses partially offset the earnings decrease.

1997 compared to 1996

  Consolidated earnings for 1997 increased $9.1 million when compared to 1996. This increase includes the effect of the one-time adjustment in the third quarter of 1996 of $3.7 million or 9 cents per common share, reflecting the write-down to market value of natural gas being held under a repurchase commitment and certain reserve adjustments. The improvement is attributable to increased earnings from the natural gas transmission, electric, and oil and natural gas production businesses, partially offset by a decrease in construction materials and mining, and natural gas distribution earnings.
                 ________________________________


  Reference should be made to Items 1 and 2 -- "Business and Properties" and Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

  The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's business units. Certain reclassifications have been made in the following statistics for prior years to conform to the current presentation. Such reclassifications had no effect on net income or common stockholders' equity as previously reported.

Electric Operations
                                         Years ended December 31,
                                       1998        1997        1996
Operating revenues:
  Retail sales                     $  130.9    $  130.3    $  128.8
  Sales for resale and other           16.4        11.3        10.0
  Utility services                     64.2        22.8         ---
                                      211.5       164.4       138.8
Operating expenses:
  Fuel and purchased power             49.8        45.6        44.0
  Operation and maintenance            94.5        60.1        41.4
  Depreciation, depletion and
    amortization                       19.8        17.8        17.1
  Taxes, other than income              9.3         7.8         6.8
                                      173.4       131.3       109.3

Operating income                   $   38.1    $   33.1    $   29.5

Retail sales (million kWh)          2,053.9     2,041.2     2,067.9
Sales for resale (million kWh)        586.5       361.9       374.6
Average cost of fuel and
  purchased power per kWh          $   .017    $   .018    $   .017

Natural Gas Distribution Operations
                                         Years ended December 31,
                                       1998        1997        1996
Operating revenues:
  Sales                            $  150.6    $  153.6    $  151.5
  Transportation and other              3.5         3.4         3.5
                                      154.1       157.0       155.0
Operating expenses:
  Purchased natural gas sold          106.5       107.2       102.7
  Operation and maintenance            28.5        28.5        30.0
  Depreciation, depletion and
    amortization                        7.1         7.0         6.9
  Taxes, other than income              4.0         3.9         3.9
                                      146.1       146.6       143.5

Operating income                   $    8.0    $   10.4    $   11.5

Volumes (MMdk):
  Sales                                32.0        34.3        38.3
  Transportation                       10.3        10.1         9.4
Total throughput                       42.3        44.4        47.7

Degree days (% of normal)             93.7%       99.3%      116.2%
Average cost of natural gas,
  including transportation,
  per dk                           $   3.33    $   3.12    $   2.67

Natural Gas Transmission Operations

                                         Years ended December 31,
                                       1998        1997        1996
Operating revenues:
  Transportation and storage       $   60.8    $   60.1*   $   71.6*
  Energy marketing and
    natural gas production            119.9        33.3         7.0
                                      180.7        93.4        78.6
Operating expenses:
  Purchased natural gas sold           99.8        17.9         ---
  Operation and maintenance            29.0        35.5*       37.2*
  Depreciation, depletion and
    amortization                        8.5         5.5         6.7
  Taxes, other than income              5.3         5.3         4.5
                                      142.6        64.2        48.4

Operating income                   $   38.1    $   29.2    $   30.2

Transportation volumes (MMdk):
  Montana-Dakota                       32.2        35.5        43.4
  Other                                56.8        50.0        38.8
                                       89.0        85.5        82.2

Produced (Mdk)                        7,412       6,949       6,073

* Includes $5.5 million and $10.6 million for 1997 and 1996 respectively, of amortization and related recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs.

Construction Materials and Mining Operations**

                                         Years ended December 31,
                                       1998        1997        1996
Operating revenues:
  Construction materials           $  310.5    $  146.2    $   99.5
  Coal                                 35.9        27.9        32.7
                                      346.4       174.1       132.2
Operating expenses:
  Operation and maintenance           280.7       145.6       105.8
  Depreciation, depletion and
    amortization                       20.6        11.0         7.0
  Taxes, other than income              3.5         2.9         3.3
                                      304.8       159.5       116.1

Operating income                   $   41.6    $   14.6    $   16.1

Sales (000's):
  Aggregates (tons)                  11,054       5,113       3,374
  Asphalt (tons)                      1,790         758         694
  Ready-mixed concrete
    (cubic yards)                     1,021         516         340
  Coal (tons)                         3,113       2,375       2,899

** Prior to August 1, 1997, financial results did not include consolidated information related to Knife River's ownership interest in Hawaiian Cement, 50 percent of which was acquired in September 1995, and was accounted for under the equity method. On July 31, 1997, Knife River acquired the 50 percent interest in Hawaiian Cement that it did not previously own, and subsequent to that date financial results are consolidated into Knife River's financial statements.

Oil and Natural Gas Production Operations

                                          Years ended December 31,
                                       1998        1997        1996
Operating revenues:
  Oil                              $   24.3    $   36.6    $   39.0
  Natural gas                          27.0        31.8        29.3
                                       51.3        68.4        68.3
Operating expenses:
  Operation and maintenance            15.6        15.8        15.6
  Depreciation, depletion and
    amortization                       21.8        24.4        25.0
  Taxes, other than income              2.8         3.9         3.5
  Write-downs of oil and
    natural gas properties             66.0         ---         ---
                                      106.2        44.1        44.1

Operating income (loss)            $  (54.9)   $   24.3    $   24.2

Production:
  Oil (000's of barrels)              1,912       2,088       2,149
  Natural gas (MMcf)                 13,025      13,192      14,067

Average sales price:
  Oil (per barrel)                 $  12.71    $  17.50    $  17.91
  Natural gas (per Mcf)            $   2.07    $   2.41    $   2.09

     Amounts presented in the preceding tables for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and WBI Holdings' natural gas transmission business. The amounts relating to the elimination of intercompany transactions for natural gas operating revenues and purchased natural gas sold were $47.4 million for 1998. The amounts relating to the elimination of intercompany transactions for natural gas operating revenues, purchased natural gas sold and operation and maintenance expenses were $49.6 million, $48.0 million and $1.6 million, respectively, for 1997, and $58.2 million, $53.8 million and $4.4 million, respectively, for 1996.

1998 compared to 1997

Electric Operations

     Electric earnings increased due to earnings at the utility services companies acquired since mid-1997 and increased electric utility earnings. Sales for resale revenue improved due to 62 percent higher volumes and 19 percent higher margins, both due to favorable market conditions. Also contributing to the earnings increase was the absence in 1998 of $1.9 million in maintenance expenses incurred in 1997 associated with a ten-week maintenance outage at the Coyote Station. Slightly higher retail sales and decreased net interest expense also contributed to the earnings improvement. Increased fuel and purchased power costs, largely higher purchased power demand charges resulting from the pass-through of periodic maintenance costs, and increased operations expense due to higher payroll and benefit-related costs, partially offset the electric utility earnings improvement. Depreciation expense increased due to higher average depreciable plant, also partially offsetting the increase in earnings. Utility services contributed $3.3 million to earnings in 1998.

Natural Gas Distribution Operations

     Earnings decreased at the natural gas distribution business due to reduced weather-related sales, the result of 6 percent warmer weather. Increased average realized rates and decreased net interest costs somewhat offset the earnings decline.

Natural Gas Transmission Operations

     Earnings at the natural gas transmission business increased due to increases in transportation revenues resulting from a $5.0 million ($3.1 million after tax) reversal of reserves for certain contingencies in the first quarter of 1998 relating to a FERC order concerning a compliance filing. Higher volumes transported at higher average transportation rates also contributed to the revenue increase. Increased average prices and production from company-owned natural gas reserves added to the earnings improvement. Gains realized on the sale of natural gas held under the repurchase commitment and lower net interest costs also added to the increase in earnings. The increase in energy marketing revenue and the related increase in purchased gas sold resulted from the acquisition of a natural gas marketing business in July 1998.

Construction Materials and Mining Operations

     Construction materials and mining earnings increased primarily due to businesses acquired since mid-1997 and increased earnings at existing construction materials operations. Increased aggregate and asphalt sales volumes due to increased construction activity, and lower cement and asphalt costs contributed to the increase at the existing operations. Earnings at the coal operations increased largely due to increased revenues resulting from higher sales, primarily due to a 1997 ten-week maintenance outage at the Coyote Station. Higher interest expense resulting mainly from increased acquisition-related long-term debt partially offset the increase in earnings.

Oil and Natural Gas Production Operations

     Earnings for the oil and natural gas production business decreased largely as a result of $66.0 million ($39.9 million after tax) in noncash write-downs of oil and natural gas properties, as discussed in Note 1 of Notes to Consolidated Financial Statements. Lower oil and natural gas revenues also added to the decrease in earnings. The decrease in revenues was due to realized oil and natural gas prices which were 27 percent and 14 percent lower than last year, respectively, and slightly lower production. Decreased depreciation, depletion and amortization due to lower rates resulting from the aforementioned write-downs and lower production partially offset the decrease in earnings. Decreased operation and maintenance expenses, the result of lower production and decreased well maintenance, and decreased production taxes resulting from lower commodity prices, also partially offset the earnings decline.

1997 compared to 1996

Electric Operations

     Higher wholesale electric sales margins, increased average realized retail rates and revenues from the July 1997 acquisition of two utility services companies improved operating revenues.
However, decreased retail sales due to warmer fourth quarter weather somewhat offset the improvement. Operating expenses increased due to the above-mentioned acquisitions, costs associated with a planned, but extended, maintenance outage at the Coyote Station and repairs from an April blizzard. Lower payroll and benefit-related expenses somewhat offset the operating expense increase. Higher revenues more than offset the operating expense increase leading to improved operating income. Earnings increased due to the operating income increase partially offset by higher interest expense due to higher average short-term debt balances. Utility services contributed $1.0 million to 1997 earnings.

Natural Gas Distribution Operations

     Revenues from the positive effects of a rate change implemented in Montana in May 1996 and reduced operations expense from lower payroll and benefit-related costs did not fully offset reduced natural gas sales caused by 15 percent warmer weather than 1996.
The pass-through of higher average gas costs more than offset the revenue decline resulting from the reduced sales. Increased transportation volumes, primarily to large industrial customers, were offset by lower average transportation rates. These factors reduced operating income and earnings. Lower net interest expense and increased returns on gas storage and prepaid demand balances partially offset the earnings decline.

Natural Gas Transmission Operations

     Increased transportation volumes, higher production from company-owned wells, and increased natural gas prices and sales volumes from the energy marketing operations, improved revenues. The reversal of certain reserves for regulatory contingencies in 1996 of $2.6 million after tax and lower average transportation rates partially offset the revenue improvement. Higher royalty expenses and increased taxes other than income added to the operating income decrease. Earnings improved $8.8 million compared to 1996, due to the absence of the 1996 $12.9 million after-tax write-down to the then current market price of the natural gas available under the repurchase commitment and lower costs in 1997 associated with this natural gas. The 1996 reversal of certain income tax reserves aggregating $4.8 million partially offset the 1997 earnings improvement.

Construction Materials and Mining Operations

     Construction materials revenues improved primarily due to the acquisition of several construction materials businesses in mid-1996 and in 1997, combined with improved aggregate and ready-mixed concrete sales volumes, increased construction revenues and higher asphalt prices. However, lower coal sales due to planned but extended maintenance at the Coyote Station partially offset the revenue improvement. Operating costs associated with the acquisitions, higher construction materials volumes and higher stripping costs at the coal operations reduced operating income. These factors, combined with higher interest expense resulting mainly from increased acquisition-related long-term debt, decreased earnings from this business unit.


Oil and Natural Gas Production Operations

     Slightly higher operating revenues due to higher natural gas prices, largely offset by lower natural gas production and slightly lower oil production and decreased oil prices, added to the operating income improvement. Total operating expenses remained unchanged as lower volume-related expenses were largely offset by increased taxes other than income. Overall, earnings increased from slightly higher operating income and decreased net interest expense from lower average long-term debt balances. Increased income taxes from the reversal of certain tax reserves aggregating $1.8 million in 1996, somewhat offset by higher tax credits in 1997, partially offset the earnings improvement.

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

Nonregulated Operations --

     Certain important factors which could cause actual results or outcomes for the Company and all or certain of its nonregulated operations to differ materially from those discussed in forward-looking statements include the level of governmental expenditures on public projects and project schedules, changes in anticipated tourism levels, competition from other suppliers, oil and natural gas commodity prices, drilling successes in oil and natural gas operations, ability to acquire oil and natural gas properties, and the availability of economic expansion or development opportunities.

Factors Common to Regulated and Nonregulated Operations --

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

Prospective Information

     Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As franchises expire, Montana-Dakota may face increasing competition in its service areas, particularly its service to smaller towns, from rural electric cooperatives. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

Year 2000 Compliance

     The year 2000 issue is the result of computer programs having been written using two digits rather than four digits to define the applicable year. In 1997, the Company established a task force with coordinators in each of its major operating units to address the year 2000 issue. The scope of the year 2000 readiness effort includes information technology (IT) and non-IT systems, including computer hardware, software, networking, communications, embedded and micro-processor controlled systems, building controls and office
equipment.   The Company's year 2000 plan is based upon a six-phase
approach involving awareness, inventory, assessment, remediation, testing and implementation.

State of Readiness --

     The Company is conducting a corporate-wide awareness program, compiling an inventory of IT and non-IT systems, and assigning priorities to such systems. As of December 31, 1998, the awareness and inventory phases, including assigning priorities to IT and non-IT systems, have been substantially completed.

     The assessment phase involves the review of each inventory item for year 2000 compliance and efforts to obtain representations and assurances from third parties, including suppliers, vendors and major customers, that such entities are year 2000 compliant. As of December 31, 1998, based on contacts with and representations obtained from third parties to date, the Company is not aware of any material third party year 2000 problems. The Company will continue to contact third parties seeking written verification of year 2000 readiness. Thus, the Company is presently unable to determine the potential adverse consequences, if any, that could result from each such entities' failure to effectively address the year 2000 issue. As of December 31, 1998, the assessment phase, as it relates to the Company's review of its inventory items, has been substantially completed.

     The remediation, testing and implementation phases of the Company's year 2000 plan are currently in various stages of completion. The remediation phase includes replacements, modifications and/or upgrades necessary for year 2000 compliance that were identified in the assessment phase. As of December 31, 1998, the remediation phase at the oil and natural gas production business is substantially complete; at the electric, natural gas distribution and natural gas transmission businesses the remediation phase is more than 75 percent complete; and at the construction materials and mining business it is approximately 35 percent complete. The testing phase involves testing systems to confirm year 2000 readiness. As of December 31, 1998, the testing phase at the oil and natural gas production business is substantially complete; at the electric and natural gas distribution businesses the testing phase is over 50 percent complete; at the natural gas transmission business it is over 10 percent complete; and at the construction materials and mining business it is approximately 20 percent complete. The implementation phase is the process of moving a remediated item into production status. As of December 31, 1998, the implementation phase at the oil and natural gas production business is substantially complete; at the electric and natural gas distribution businesses the implementation phase is more than 80 percent complete; at the natural gas transmission business it is more than 65 percent complete; and at the construction materials and mining business it is approximately 35 percent complete. The
Company has established a target date of October 1, 1999, to complete the remediation, testing and implementation phases.

Costs --

     The estimated total incremental cost to the Company of the year 2000 issue is approximately $1 million to $3 million during the 1998 through 2000 time periods. As of December 31, 1998, the Company has incurred incremental costs of less than $300,000. These costs are being funded through cash flows from operations. The Company's current estimate of costs of the year 2000 issue is based on the facts and circumstances existing at this time, which were derived utilizing numerous assumptions of future events.

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

Contingency Planning --

     Due to the general uncertainty inherent in the year 2000 issue, including the uncertainty of the year 2000 readiness of third parties, the Company is developing contingency plans for its mission-critical operations. As of December 31, 1998, the utility division, which includes electric generation and transmission and electric and natural gas distribution, has prepared preliminary contingency plans in accordance with guidelines and schedules set forth by the North American Electric Reliability Council working in conjunction with the Mid-Continent Area Power Pool, the utility's regional reliability council. Such plans are in addition to existing business recovery and emergency plans established to restore electric and natural gas service following an interruption caused by weather or equipment failure. The natural gas transmission business has adopted the guidelines used at the utility and has materially completed plans for its administrative and accounting systems. The contingency plans for its other business operations are in the development stage. The oil and natural gas production and the construction materials and mining businesses are in various stages of their contingency planning efforts. Contingency plans will continue to be developed and finalized and the Company anticipates having all such contingency plans in place by October 1, 1999.

New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). For further information on SFAS No. 133, see Note 1 of Notes to Consolidated Financial Statements.

Liquidity and Capital Commitments

     The Company's capital expenditures (in millions of dollars) for 1996 through 1998 and as anticipated for 1999 through 2001 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term debt and preferred stock.

         Actual                                           Estimated*
  1996    1997    1998 Capital Expenditures:         1999    2000    2001
$ 18.7  $ 28.0  $ 31.3   Electric                  $ 19.0  $ 15.3  $ 21.7
   6.3     8.8     8.3   Natural gas distribution    11.1     7.0     8.3
  10.9    13.2    23.7   Natural gas transmission    30.2    19.5    14.4
                         Construction materials
  25.0    41.5   172.1     and mining                43.8    31.4    22.3
                         Oil and natural gas
  51.8    30.6    94.5     production                55.5    52.0   102.0
 112.7   122.1   329.9                              159.6   125.2   168.7
                       Net proceeds from sale or
 (11.8)   (4.5)   (4.3)  disposition of property     (6.4)   (1.5)   (1.7)
 100.9   117.6   325.6 Net capital expenditures     153.2   123.7   167.0

                       Retirement of long-term
  43.4    48.0   113.7   debt and preferred stock     3.3    12.5   100.4
$144.3  $165.6  $439.3                             $156.5  $136.2  $267.4

* The anticipated 1999 through 2001 capital expenditures reflected in the above table do not include potential future acquisitions. The Company continues to seek additional growth opportunities, including investing in the development of related lines of business. To the extent that acquisitions occur, the Company anticipates that such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the Company's equity securities.

    Capital expenditures for 1998 and 1997, related to acquisitions, in the above table include the following noncash transactions: issuance of the Company's equity securities, less treasury stock acquired, in 1998 of $138.8 million; and assumed debt and the issuance of the Company's equity securities in total for 1997 of $9.9 million. In addition, natural gas transmission capital expenditures for 1996 include $800,000 for Prairielands Energy Marketing, Inc., which were not reflected in investing activities in the Consolidated Statements of Cash Flows as Prairielands Energy Marketing, Inc. was not considered a major business segment.

    The 1998 electric and natural gas distribution capital expenditures, including those for acquisitions, and retirements of long-term debt and preferred stock, were met from internal sources, the issuance of long-term debt and the Company's equity securities. Electric and natural gas distribution capital expenditures for the years 1999 through 2001, excluding those for potential acquisitions, include those for system upgrades, routine replacements, service extensions and routine equipment maintenance and replacements. It is anticipated that all of the funds required for capital expenditures and retirements of long-term debt and preferred stock for the years 1999 through 2001 will be met from various sources. These sources include internally generated funds, the Company's $40 million revolving credit and term loan agreement, existing short-term lines of credit aggregating $50 million, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt, the amount and timing of which will depend upon needs, internal cash generation and market conditions. At December 31, 1998, $40 million under the revolving credit and term loan agreement and $15 million of commercial paper supported by the short-term lines of credit were outstanding. In May 1998, the Company redeemed $20 million of its 9 1/8 percent Series first mortgage bonds, due May 15, 2006. In September 1998, the Company issued $15 million of its 5.83 percent Secured Medium-Term Notes due October 1, 2008.

    Capital expenditures in 1998 for the natural gas transmission business, including those expended for acquisitions, and long-term debt retirements were met through internally generated funds and the issuance of the Company's equity securities. Natural gas transmission capital expenditures for the years 1999 through 2001, excluding potential acquisitions, include those for pipeline expansion projects, routine system improvements and continued development of natural gas reserves. Capital expenditures and long-term debt retirements for the years 1999 through 2001 are expected to be met with a combination of internally generated funds, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt, the amount and timing of which will depend upon needs, internal cash generation and market conditions.

    The construction materials and mining 1998 capital expenditures, including acquisitions, and long-term debt retirements were met through funds generated from internal sources, a revolving credit agreement, the issuance of long-term debt and the Company's equity securities. Construction materials and mining capital expenditures for the years 1999 through 2001, excluding potential acquisitions, include routine equipment rebuilding and replacement and the building of construction materials handling and transportation facilities. It is anticipated that funds generated from internal sources, a commercial paper credit facility at Centennial, as described below, lines of credit aggregating $10 million, $5.2 million of which was outstanding at December 31, 1998, and the issuance of long-term debt and the Company's equity securities will meet the needs of this segment for 1999 through 2001. In October 1998, $55 million of notes were privately placed with the proceeds used to replace other long-term debt.

    Capital expenditures in 1998 for the oil and natural gas production business related to its oil and natural gas acquisition, development and exploration program were met through funds generated from internal sources and the issuance of long-term debt and the Company's equity securities. The capital expenditures for 1999 through 2001 for the oil and natural gas production business will be used to further enhance production and reserve growth. It is anticipated that capital expenditures and long-term debt retirements will be met from internal sources, a $30 million note shelf facility, $16 million of which was outstanding at December 31, 1998, a commercial paper credit facility at Centennial, as described below, and the issuance of the Company's equity securities.

    During 1998, Centennial, a direct subsidiary of the Company, entered into a revolving credit agreement with various banks on behalf of its subsidiaries that allows for borrowings of up to $200 million. This facility supports the Centennial commercial paper program. Under the commercial paper program, $82.9 million was outstanding at December 31, 1998. The commercial paper borrowings are classified as long term as the Company intends to refinance these borrowings on a long term basis through continued commercial paper borrowings supported by the revolving credit agreement due on November 29, 2001.

    In April 1998, the Company received proceeds of $30.1 million from a public stock offering. The proceeds from the sale of this stock were used for refunding of outstanding debt obligations, for corporate development purposes (including the acquisitions of businesses and/or business assets), and for other general corporate purposes.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1998, the Company could have issued approximately $273 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 2.5 and 3.4 times for 1998 and 1997, respectively. Additionally, the Company's first mortgage bond interest coverage was 6.1 times in 1998 compared to 6.0 times in 1997. Common stockholders' equity as a percent of total capitalization was 56 percent and 55 percent at December 31, 1998 and 1997, respectively.

Effects of Inflation

    Inflation did not have a significant effect on the Company's operations in 1998, 1997 or 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk --

     Fidelity Oil has entered into certain price collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas. The collar agreements call for Fidelity Oil to receive monthly payments from counterparties when the settlement price is below the floor price in the collar agreement or make monthly payments to counterparties when the settlement price is above the ceiling price in the collar agreement. These payments are based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is a quoted natural gas price on the New York Mercantile Exchange. The following table presents natural gas collar information for outstanding agreements as of December 31, 1998. The fair value of these collar agreements reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. Favorable and unfavorable positions related to these collar agreements are expected to be generally offset by corresponding increases and decreases in the value of the underlying commodity transactions.

                           Notional     Weighted Average
                            Amount         Fixed Price
                           (MMBtu's)    Floor     Ceiling   Fair Value
                           (Notional amount and fair value in thousands)

Natural gas collar agreements:
 Maturing in 1999             2,920      $2.10       $2.51         $597

    These collar agreements are not held for trading purposes. The Company's policy prohibits the use of derivative instruments for trading purposes and the Company has procedures in place to monitor compliance with its policies. The Company is exposed to credit-related losses in relation to these collar agreements in the event of nonperformance by counterparties, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

Interest Rate Risk --

    The Company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. The Company also has outstanding 17,000 shares of 5.10% Series preferred stock subject to mandatory redemption as of December 31, 1998. The Company is obligated to make annual sinking fund contributions to retire the preferred stock and pay cumulative preferred dividends at a fixed rate of 5.10%. The table below shows the amount of debt, including current portion, and related weighted average interest rates, by expected maturity dates and the aggregate annual sinking fund amount applicable to preferred stock subject to mandatory redemption and the related dividend rate, as of December 31, 1998. Weighted average variable rates are based on forward rates as of December 31, 1998.

                                                                            Fair
                      1999   2000   2001   2002   2003 Thereafter  Total   Value
                                           (Dollars in millions)

Long-term debt:
 Fixed rate           $3.2  $12.4  $12.2  $49.4   $6.4  $244.8   $328.4   $343.7
 Weighted average
  interest rate        8.3%   7.9%   7.4%   7.0%   6.9%    7.3%     7.3%     ---

 Variable rate         ---    ---  $88.1    ---    ---     ---    $88.1    $91.4
 Weighted average
  interest rate        ---    ---    5.1%   ---    ---     ---      5.1%     ---

 Preferred stock
  subject to mandatory
  redemption           $.1    $.1    $.1    $.1    $.1    $1.2     $1.7     $1.6
 Dividend rate         5.1%   5.1%   5.1%   5.1%   5.1%    5.1%     5.1%     ---

    For further information on derivatives and other financial instruments, see Note 4 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Pages 25 through 51 of the Annual Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to Pages 3 through 8 and 16 and 17 of the Company's Proxy Statement dated March 15, 1999 (Proxy Statement) which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to Pages 9 through 16 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Reference is made to Page 18 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules
                                                                Page
    1.  Financial Statements:

        Report of Independent Public Accountants                  *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1998                                       *
        Consolidated Balance Sheets at December 31,
          1998 and 1997                                           *
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the
          period ended December 31, 1998                          *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1998                                       *
        Notes to Consolidated Financial Statements                *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial
        Statements and Notes thereto.)

____________________

* The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 1998 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 1998 is not to be deemed filed as part of this report.

    3.  Exhibits:
         3(a)  Composite Certificate of Incorporation of
               the Company, as amended to date, filed as
               Exhibit 3(a) to Form 10-K for the year
               ended December 31, 1994, in File No. 1-3480       *
         3(b)  By-laws of the Company, as amended to date,
               filed as Exhibit 3(b) to Form 10-Q for the
               quarterly period ended September 30, 1998,
               in File No. 1-3480                                *
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of April 21,
               1992, and the Forty-Sixth through Forty-Eighth
               Supplements thereto between the Company and
               the New York Trust Company (The Bank of New
               York, successor Corporate Trustee) and A. C.
               Downing (W. T. Cunningham, successor
               Co-Trustee), filed as Exhibit 4(a) in
               Registration No. 33-66682; and Exhibits 4(e),
               4(f) and 4(g) in Registration No. 33-53896        *
         4(b)  Rights agreement, dated as of November 12,
               1998, between the Company and Norwest Bank
               Minnesota, N.A., Rights Agent, filed as
               Exhibit 4.1 to Form 8-A on November 12,
               1998, in File No. 1-3480                          *
      + 10(a)  Executive Incentive Compensation Plan,
               as amended to date                                **
      + 10(b)  Key Employee Stock Option Plan,
               as amended to date                                **
      + 10(c)  Supplemental Income Security Plan, as
               amended to date, filed as Exhibit 10(d) to
               Form 10-K for the year ended December 31,
               1996, in File No. 1-3480                          *
      + 10(d)  Directors' Compensation Policy, as amended
               to date                                           **
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended to date                                **
      + 10(f)  Non-Employee Director Stock Compensation
               Plan, as amended to date                          **
      + 10(g)  1997 Non-Employee Director Long-Term Incentive
               Plan, as amended to date                          **
      + 10(h)  1997 Executive Long-Term Incentive Plan, as
               amended to date                                   **
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                         **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1998                             **
        21     Subsidiaries of MDU Resources Group, Inc.         **
        23(a)  Consent of Independent Public Accountants         **
        23(b)  Consent of Engineer                               **
        23(c)  Consent of Engineer                               **
        27     Financial Data Schedule                           **
____________________
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K

    Form 8-K was filed on December 1, 1998. Under Item 5--Other Events, the Company declared a dividend distribution of one Preference Share Purchase Right on each outstanding share of MDU Resources' Common Stock pursuant to a newly-adopted rights agreement. The new agreement replaced the previous rights agreement.

    Form 8-K was filed on January 13, 1999. Under Item 5--Other Events, the Company announced recent acquisitions. It was also reported that because of low oil and natural gas prices fourth quarter earnings would include a non-cash after-tax charge of approximately $20 million.



                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MDU RESOURCES GROUP, INC.

    Date:  March 4, 1999          By:   /s/ Martin A. White
                                  Martin A. White (President
                                    and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                  Signature                   Title                  Date

    /s/ Martin A. White                   Chief Executive       March 4, 1999
             Martin A. White                  Officer
   (President and Chief Executive Officer) and Director


    /s/ Douglas C. Kane                        Chief            March 4, 1999
 Douglas C. Kane (Executive Vice President, Administrative &
       Chief Administrative & Corporate       Corporate
            Development Officer)         Development Officer
                                            and Director

    /s/ Warren L. Robinson                 Chief Financial      March 4, 1999
      Warren L. Robinson (Vice President,     Officer
   Treasurer and Chief Financial Officer)


    /s/ Vernon A. Raile                   Chief Accounting      March 4, 1999
      Vernon A. Raile (Vice President,        Officer
  Controller and Chief Accounting Officer)


    /s/ John A. Schuchart                    Director           March 4, 1999
   John A. Schuchart (Chairman of the Board)


                                             Director
San W. Orr, Jr. (Vice Chairman of the Board)


    /s/ Thomas Everist                       Director           March 4, 1999
             Thomas Everist


                                             Director
           Harold J. Mellen, Jr.


    /s/ Richard L. Muus                      Director           March 4, 1999
              Richard L. Muus


    /s/ Robert L. Nance                      Director           March 4, 1999
              Robert L. Nance


    /s/ John L. Olson                        Director           March 4, 1999
               John L. Olson


                                             Director
              Harry J. Pearce


    /s/ Homer A. Scott, Jr.                  Director           March 4, 1999
            Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                    Director           March 4, 1999
             Joseph T. Simmons


    /s/ Sister Thomas Welder                 Director           March 4, 1999
          Sister Thomas Welder

                         EXHIBIT INDEX

Exhibit No.
     3(a)  Composite Certificate of Incorporation
           of the Company, as amended to date, filed as
           Exhibit 3(a) to Form 10-K for the year ended
           December 31, 1994, in File No. 1-3480                 *
     3(b)  By-laws of the Company, as amended to date, filed
           as Exhibit 3(b) to Form 10-Q for the quarterly
           period ended September 30, 1998, in File No. 1-3480   *
     4(a)  Indenture of Mortgage, dated as of May 1,
           1939, as restated in the Forty-Fifth
           Supplemental Indenture, dated as of April 21,
           1992, and the Forty-Sixth through Forty-Eighth Supplements thereto between the Company and the New York Trust Company (The Bank of New
           York, successor Corporate Trustee) and A. C.
           Downing (W. T. Cunningham, successor Co-Trustee),
           filed as Exhibit 4(a) in Registration No.
           33-66682; and Exhibits 4(e), 4(f) and 4(g)
           in Registration No. 33-53896                          *
     4(b)  Rights Agreement, dated as of November 12,
           1998, between the Company and Norwest Bank
           Minnesota, N.A., Rights Agent, filed as Exhibit
           4.1 to Form 8-A on November 12, 1998, in File
           No. 1-3480                                            *
  + 10(a)  Executive Incentive Compensation Plan,
           as amended to date                                    **
  + 10(b)  Key Employee Stock Option Plan,
           as amended to date                                    **
  + 10(c)  Supplemental Income Security Plan, as amended to
           date, filed as Exhibit 10(d) to Form 10-K for
           the year ended December 31, 1996, in
           File No. 1-3480                                       *
  + 10(d)  Directors' Compensation Policy, as amended
           to date                                               **
  + 10(e)  Deferred Compensation Plan for Directors,
           as amended to date                                    **
  + 10(f)  Non-Employee Director Stock Compensation
           Plan, as amended to date                              **
  + 10(g)  1997 Non-Employee Director Long-Term Incentive
           Plan, as amended to date                              **
  + 10(h)  1997 Executive Long-Term Incentive Plan, as
           amended to date                                       **
    12     Computation of Ratio of Earnings to Fixed
           Charges and Combined Fixed Charges and
           Preferred Stock Dividends                             **
    13     Selected financial data, financial statements
           and supplementary data as contained in the
           Annual Report to Stockholders for 1998                **
    21     Subsidiaries of MDU Resources Group, Inc.             **
    23(a)  Consent of Independent Public Accountants             **
    23(b)  Consent of Engineer                                   **
    23(c)  Consent of Engineer                                   **
    27     Financial Data Schedule                               **
____________________
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.