Form 10-Q
period 1999-03-31
MDU RESOURCES GROUP INC
filed 1999-05-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1999: 53,156,004 shares.


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

    WBI Holdings, through its wholly owned subsidiaries, provides underground storage, transportation and gathering services through an interstate pipeline system serving Montana, North Dakota, South Dakota and Wyoming, produces natural gas, and seeks new energy markets while continuing to expand present markets for natural gas and propane in the Midwestern, Southern and Central regions of the United States.

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



                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 1999 and 1998

  Consolidated Balance Sheets --
    March 31, 1999 and 1998, and December 31, 1998

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 1999 and 1998

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

  Quantitative and Qualitative Disclosures About Market Risk

Part II -- Other Information

Signatures

Exhibit Index

Exhibits




                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                         1999      1998
                                                    (In thousands, except
                                                      per share amounts)

Operating revenues:
 Electric                                             $ 58,974  $ 44,740
 Natural gas                                           128,931    73,543
 Construction materials and mining                      60,038    38,961
 Oil and natural gas production                         11,103    12,878
                                                       259,046   170,122
Operating expenses:
 Fuel and purchased power                               13,503    11,833
 Purchased natural gas sold                             90,705    32,175
 Operation and maintenance                             101,999    69,723
 Depreciation, depletion and amortization               20,140    17,789
 Taxes, other than income                                7,238     6,393
                                                       233,585   137,913
Operating income:
 Electric                                               11,175     8,448
 Natural gas distribution                                5,464     6,793
 Natural gas transmission                                9,135    12,895
 Construction materials and mining                      (1,239)    1,158
 Oil and natural gas production                            926     2,915
                                                        25,461    32,209

Other income -- net                                      3,768     2,602
Interest expense                                         8,806     7,135
Income before income taxes                              20,423    27,676
Income taxes                                             7,702     9,883
Net income                                              12,721    17,793
Dividends on preferred stocks                              193       194
Earnings on common stock                              $ 12,528  $ 17,599
Earnings per common share -- basic                    $    .24  $    .39
Earnings per common share -- diluted                  $    .23  $    .39
Dividends per common share                            $    .20  $  .1917
Weighted average common shares outstanding -- basic     53,147    45,375
Weighted average common shares outstanding -- diluted   53,420    45,629

  The accompanying notes are an integral part of these consolidated statements.



                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                       March 31,    March 31,   December 31,
                                          1999        1998         1998
                                                (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents             $   36,930    $  50,857  $   39,216
 Receivables                              123,639       89,131     124,114
 Inventories                               43,176       34,549      44,865
 Deferred income taxes                     20,974       17,896      16,918
 Prepayments and other current assets      17,849       18,896      15,536
                                          242,568      211,329     240,649
Investments                                40,550       18,131      43,029
Property, plant and equipment:
 Electric                                 587,299      567,416     583,047
 Natural gas distribution                 179,396      173,468     178,522
 Natural gas transmission                 312,766      289,781     304,054
 Construction materials and mining        493,080      414,520     484,419
 Oil and natural gas production           264,478      250,341     260,758
                                        1,837,019    1,695,526   1,810,800
 Less accumulated depreciation,
  depletion and amortization              741,392      686,642     726,123
                                        1,095,627    1,008,884   1,084,677
Deferred charges and other assets          95,289       72,933      84,420
                                       $1,474,034   $1,311,277  $1,452,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                 $      122   $    1,625  $   15,000
 Long-term debt and preferred
  stock due within one year                 2,502       10,436       3,292
 Accounts payable                          61,326       31,128      60,023
 Taxes payable                             20,540       16,508       9,226
 Dividends payable                         10,824        9,633      10,799
 Other accrued liabilities,
  including reserved revenues              85,756       79,701      71,129
                                          181,070      149,031     169,469
Long-term debt                            417,778      338,073     413,264
Deferred credits and other liabilities:
 Deferred income taxes                    173,885      178,899     173,094
 Other liabilities                        128,777      140,664     129,506
                                          302,662      319,563     302,600
Preferred stock subject to mandatory
 redemption                                 1,600        1,700       1,600
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                          15,000       15,000      15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $3.33 par value, 53,395,525
    at March 31, 1999, 32,991,683
    at March 31, 1998 and 53,272,951
    at December 31, 1998)                 177,807      109,862     177,399
  Other paid-in capital                   174,264      160,792     171,486
  Retained earnings                       207,479      220,882     205,583
  Treasury stock at cost -- 239,521
    shares at March 31, 1999 and
    December 31, 1998 and 159,681
    shares at March 31, 1998               (3,626)      (3,626)     (3,626)
    Total common stockholders' equity     555,924      487,910     550,842
   Total stockholders' equity             570,924      502,910     565,842
                                       $1,474,034   $1,311,277  $1,452,775


  The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             1999        1998
                                                              (In thousands)
Operating activities:
 Net income                                               $  12,721  $  17,793
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation, depletion and amortization                   20,140     17,789
  Deferred income taxes and investment tax credit            (3,352)       450
  Changes in current assets and liabilities:
    Receivables                                                 475      7,785
    Inventories                                               1,689     10,577
    Other current assets                                     (2,313)    (3,295)
    Accounts payable                                          1,303     (3,368)
    Other current liabilities                                25,966     (6,322)
  Other noncurrent changes                                  (11,453)    (4,190)

 Net cash provided by operating activities                   45,176     37,219

Financing activities:
 Net change in short-term borrowings                        (14,878)    (7,722)
 Issuance of long-term debt                                  25,089     37,301
 Repayment of long-term debt                                (21,366)    (6,670)
 Issuance of common stock                                     3,186        ---
 Retirement of natural gas repurchase commitment             (1,288)    (4,786)
 Dividends paid                                             (10,825)    (9,634)

 Net cash provided by (used in) financing activities        (20,082)     8,489

Investing activities:
 Capital expenditures including acquisitions of businesses:
  Electric                                                   (5,159)    (2,779)
  Natural gas distribution                                   (2,211)    (1,617)
  Natural gas transmission                                   (9,256)    (1,117)
  Construction materials and mining                         (12,231)   (11,054)
  Oil and natural gas production                             (8,751)   (10,935)
                                                            (37,608)   (27,502)
 Net proceeds from sale or disposition of property            7,130        946
 Net capital expenditures                                   (30,478)   (26,556)
 Sale of natural gas available under repurchase commitment      619      2,727
 Investments                                                  2,479        804

 Net cash used in investing activities                      (27,380)   (23,025)

 Increase (decrease) in cash and cash equivalents            (2,286)    22,683
 Cash and cash equivalents -- beginning of year              39,216     28,174

 Cash and cash equivalents -- end of period               $  36,930  $  50,857



  The accompanying notes are an integral part of these consolidated statements.




                   MDU RESOURCES GROUP, INC.
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                    March 31, 1999 and 1998
                          (Unaudited)

 1.  Basis of presentation

         The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
     December 31, 1998 (1998 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the company's 1998 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements. For the three months ended March 31, 1999 and 1998, comprehensive income equaled net income as reported.

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

 3.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                               Three Months Ended
                                                    March 31,
                                                1999       1998
                                                (In thousands)

     Interest, net of amount capitalized          $3,131    $3,033
     Income taxes                                 $  130    $  437

 4.  Reclassifications

         Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or common stockholders' equity as previously reported.

5.  New accounting pronouncement

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

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The company will adopt SFAS No. 133 on January 1, 2000, and has not yet quantified the impacts of adopting SFAS No. 133 on the company's financial position or results of operations.

 6.  Derivatives

         Williston Basin Interstate Pipeline Company (Williston Basin), a wholly owned subsidiary of WBI Holdings, and Fidelity Oil have entered into certain price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. These swap and collar agreements are not held for trading purposes. The swap and collar agreements call for Williston Basin and Fidelity Oil to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX or Colorado Interstate Gas Index. The company believes that there is a high degree of correlation because the timing of purchases and production and the swap and collar agreements are closely matched, and hedge prices are established in the areas of operations. Amounts payable or receivable on the swap and collar agreements are matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty. The amounts payable or receivable are generally offset by corresponding increases and decreases in the value of the underlying commodity transactions.

         Innovative Gas Services, Incorporated, an indirect energy marketing subsidiary of WBI Holdings, participates in the natural gas futures market to hedge a portion of the price risk associated with natural gas purchase and sale commitments. These futures are not held for trading purposes. Gains or losses on the futures contracts are deferred until the transaction occurs, at which point they are reported in "Purchased natural gas sold" on the Consolidated Statements of Income. The gains or losses on the futures contracts are generally offset by corresponding increases and decreases in the value of the underlying commodity transactions.

         Knife River had entered into an interest rate swap agreement, which expired in August 1998, to manage a portion of its interest rate exposure on long-term debt. This interest rate swap agreement was not held for trading purposes. The interest rate swap agreement called for Knife River to receive quarterly payments from or make payments to counterparties based upon the difference between fixed and variable rates as specified by the interest rate swap agreement. The variable prices were based on the three-month floating London Interbank Offered Rate. Settlement amounts payable or receivable under this interest rate swap agreement were recorded in "Interest expense" on the Consolidated Statements of Income in the accounting period they were incurred. The amounts payable or receivable were generally offset by interest on the related debt instrument.

         The company's policy prohibits the use of derivative instruments for trading purposes and the company has procedures in place to monitor compliance with its policies. The company is exposed to credit-related losses in relation to financial instruments in the event of nonperformance by counterparties, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

         The following table summarizes the company's hedging activity (notional amounts in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                    1999        1998
     Oil swap agreement:*
      Weighted average fixed price per barrel         ---    $  20.92
      Notional amount (in barrels)                    ---          54

     Natural gas swap agreements:*
       Weighted average fixed price per MMBtu         ---     $  2.23
       Notional amount (in MMBtu's)                   ---       1,170

     Natural gas collar agreements:*
       Weighted average floor/ceiling
         price per MMBtu                      $2.10/$2.51 $2.10/$2.67
       Notional amount (in MMBtu's)                   720         450

     Interest rate swap agreement:**
       Range of fixed interest rates                  --- 5.50%-6.50%
       Notional amount (in dollars)                   ---     $10,000

     *Receive fixed -- pay variable
    **Receive variable -- pay fixed

         The following table summarizes hedge agreements outstanding at March 31, 1999 (notional amounts in thousands):

                                            Weighted
                                            Average
                                         Floor/Ceiling    Notional
                              Year of        Price         Amount
                             Expiration   (Per MMBtu)   (In MMBtu's)
    Natural gas collar
      agreements*               1999      $2.10/$2.51      2,200

                                            Weighted
                                            Average       Notional
                               Year of    Fixed Price      Amount
                              Expiration  (Per MMBtu)   (In MMBtu's)
    Natural gas futures
      contracts*                 2000        $2.38         1,000

     * Receive fixed -- pay variable

         The fair value of these derivative financial instruments reflects the estimated amounts that the company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the company's financial statements. Favorable and unfavorable positions related to commodity hedge agreements are expected to be generally offset by corresponding increases and decreases in the value of the underlying commodity transactions. The company's net favorable position on all hedge agreements outstanding at March 31, 1999, was $457,000.

         In the event a hedge agreement does not qualify for hedge accounting or when the underlying commodity transaction or related debt instrument matures, is sold, is extinguished, or is terminated, the current favorable or unfavorable position on the open contract would be included in results of operations. The company's policy requires approval to terminate a hedge agreement prior to its original maturity. In the event a hedge agreement is terminated, the realized gain or loss at the time of termination would be deferred until the underlying commodity transaction or related debt instrument is sold or matures and is expected to generally offset the corresponding increases or decreases in the value of the underlying commodity transaction or interest on the related debt instrument.

 7.  Common stock

         On May 14, 1998, the company's Board of Directors approved a three-for-two common stock split effected in the form of a 50 percent common stock dividend. The additional shares of common stock were distributed on July 13, 1998, to common stockholders of record on July 3, 1998. Common stock information appearing in the accompanying Consolidated Statements of Income has been restated to give retroactive effect to the stock split.

         At the Annual Meeting of Stockholders held on April 27, 1999, the company's common stockholders approved an amendment to the Certificate of Incorporation increasing the authorized number of common shares from 75 million shares to 150 million shares and reducing the par value of the common stock from $3.33 per share to $1.00 per share.

 8.  Business segment data

         The company's operations are conducted through five business segments. The company's reportable segments are those that are based on the company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The electric, natural gas distribution, natural gas transmission, construction materials and mining, and oil and natural gas production businesses are substantially all located within the United States. The electric business operates electric power generation, transmission and distribution facilities in North Dakota, South Dakota, Montana and Wyoming and installs and repairs electric transmission and distribution power lines and provides related supplies, equipment and engineering services throughout the western United States and Hawaii. The natural gas distribution business provides natural gas distribution services in North Dakota, South Dakota, Montana and Wyoming. The natural gas transmission business serves the Midwestern, Southern and Central regions of the United States providing natural gas transmission and related services including storage and production along with energy marketing and management, wholesale/retail propane and energy facility construction. The construction materials and mining business produces and markets aggregates and construction materials in Alaska, California, Hawaii and Oregon, and operates lignite coal mines in Montana and North Dakota. The oil and natural gas production business is engaged in oil and natural gas acquisition, exploration and production activities throughout the United States, the Gulf of Mexico and Canada.

         Segment information follows the same accounting policies as described in Note 1 of the company's 1998 Annual Report.
     Segment information included in the accompanying Consolidated Statements of Income is as follows:

                                              Operating
                               Operating      Revenues      Earnings
                               Revenues        Inter-      on Common
                               External        segment       Stock
     Three Months                          (In thousands)
     Ended March 31, 1999

     Electric                  $  58,974     $    ---      $ 5,163
     Natural gas distribution     61,126          ---        2,878
     Natural gas transmission     67,805       20,583        5,531
     Construction materials
       and mining                 57,762*       2,276       (1,373)
     Oil and natural gas
       production                 11,103          ---          329
     Intersegment eliminations       ---      (20,583)         ---
     Total                     $ 256,770     $  2,276      $12,528

     Three Months
     Ended March 31, 1998

     Electric                  $  44,740     $    ---      $ 3,592
     Natural gas distribution     62,635          ---        3,627
     Natural gas transmission     10,908       18,805        8,142
     Construction materials
       and mining                 37,280*       1,681          252
     Oil and natural gas
       production                 12,878          ---        1,986
     Intersegment eliminations       ---      (18,805)         ---
     Total                     $ 168,441     $  1,681      $17,599


     * Includes sales, for use at the Coyote Station, an electric generating station jointly owned by the company and other utilities, of (in thousands) $1,786 and $1,774 for the three months ended March 31, 1999 and 1998, respectively.

 9.  Regulatory matters and revenues subject to refund

         Williston Basin had pending with the Federal Energy Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In October 1997, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in prior orders concerning the 1992 proceeding. On January 22, 1999, the D.C. Circuit Court issued its opinion remanding the issues of return on equity, ad valorem taxes and throughput to the FERC for further explanation and justification. The mandate was issued by the D.C. Circuit Court to the FERC on March 11, 1999. Based on the D.C. Circuit Court's opinion, Williston Basin anticipates that the FERC will modify its prior order thereby allowing Williston Basin to seek reimbursement from its customers of a portion of the refunds made in 1997 relating to certain of these remanded issues.

         In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC resulting in an increase of $8.9 million or 19.1 percent over the then current effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order.

         Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

10.  Natural gas repurchase commitment

         As described in Note 15 of its 1998 Annual Report, the company has offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company. As a part of the corporate realignment effected January 1, 1985, the company agreed, pursuant to the settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas. The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. Williston Basin appealed these orders to the D.C. Circuit Court which in December 1996 issued its order ruling that the FERC's actions in allocating storage capacity costs to the Frontier gas were appropriate. In August 1998, Williston Basin requested rehearing on the July 1998 FERC order which addressed various issues, including a requirement that storage deliverability costs be allocated to the Frontier gas.

11.  Pending litigation

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

         On April 20, 1999, the U.S. Court of Appeals issued its order which affirmed in part and reversed in part the Federal District Court's June 1997 decision. Additionally, the U.S. Court of Appeals remanded the case to the Federal District Court for further determination of the prices and volumes to be used for determination of damages. The U.S. Court of Appeals also remanded to the lower court for further consideration the issue of whether pre-judgment interest on damages is applicable. As a result of the decision by the U.S. Court of Appeals, and in the absence of rehearing, the prior judgment of $15.6 million by the Federal District Court will be vacated. Based on the decision by the U.S. Court of Appeals, Williston Basin estimates its liability for damages on the remanded issues will be less than $5 million.

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

     Apache Corporation/Snyder Oil Corporation --

         In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court), against Williston Basin and the company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the company's contract with Koch. Williston Basin and the company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the company as Williston Basin, the company and Koch have settled their disputes. Apache and Snyder have submitted damage estimates under differing theories aggregating up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. In November 1998, the North Dakota District Court entered an order directing the entry of judgment in favor of Williston Basin and the company. In December 1998, Apache and Snyder filed a motion for relief asking the North Dakota District Court to reconsider its November 1998 order.
     On February 4, 1999, the North Dakota District Court denied the motion for relief filed by Apache and Snyder. On March 31, 1999, judgment was entered, thereby dismissing Apache and Snyder's claims against the company.

         In a related matter, in March 1997, a suit was filed by nine other producers, several of which had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been stated.

         In Williston Basin's opinion, the claims of the nine other producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from customers. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

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

         In September 1996, the Co-owners notified the company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association
     (AAA), did not make any direct claim against the company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price. Upon application by the company and Knife River, the AAA administratively determined that the company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. In October 1998, a hearing before the arbitration panel was completed. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the Agreement. The company is currently awaiting a final decision from the arbitration panel. Although unable to predict the ultimate outcome of the arbitration, Knife River and the company believe that the Co-owners' claims for past damages (if any) are substantially overstated and intend to vigorously defend the prices going forward.

12.  Environmental matters

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

                                                  Three Months
                                                     Ended
                                                  March 31,
                                                  1999    1998
Electric                                        $  5.2  $  3.6
Natural gas distribution                           2.9     3.6
Natural gas transmission                           5.5     8.1
Construction materials and mining                 (1.4)     .3
Oil and natural gas production                      .3     2.0
Earnings on common stock                        $ 12.5  $ 17.6

Earnings per common share - basic               $  .24  $  .39*

Earnings per common share - diluted             $  .23  $  .39*

Return on average common equity
 for the 12 months ended                          5.1%** 14.8%
________________________________
* Reflects the company's three-for-two common stock split effected in July 1998.

**Reflects $39.9 million in noncash after-tax write-downs of oil and natural gas properties in 1998.

Three Months Ended March 31, 1999 and 1998

   Consolidated earnings for the quarter ended March 31, 1999, decreased $5.1 million from the comparable period a year ago due to lower earnings at the natural gas transmission, construction materials and mining, oil and natural gas production and natural gas distribution businesses. Increased earnings at the electric business somewhat offset the earnings decline.
                ________________________________

Reference  should  be  made  to Notes to  Consolidated  Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

   The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business units.


Electric Operations

                                                  Three Months
                                                      Ended
                                                    March 31,
                                                  1999    1998
Operating revenues:
 Retail sales                                   $  34.0 $  33.0
 Sales for resale and other                         6.2     3.3
 Utility services                                  18.8     8.4
                                                   59.0    44.7
Operating expenses:
 Fuel and purchased power                          13.5    11.8
 Operation and maintenance                         26.6    17.6
 Depreciation, depletion and amortization           5.1     4.7
 Taxes, other than income                           2.6     2.1
                                                   47.8    36.2

Operating income                                   11.2     8.5

Retail sales (million kWh)                        536.1   523.2
Sales for resale (million kWh)                    268.6   129.4
Average cost of fuel and purchased
 power per kWh                                  $  .016 $  .017



Natural Gas Distribution Operations

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                  1999    1998
Operating revenues:
 Sales                                          $  60.1 $  61.5
 Transportation and other                           1.0     1.1
                                                   61.1    62.6
Operating expenses:
 Purchased natural gas sold                        44.9    45.4
 Operation and maintenance                          7.8     7.5
 Depreciation, depletion and amortization           1.8     1.8
 Taxes, other than income                           1.1     1.1
                                                   55.6    55.8

Operating income                                    5.5     6.8

Volumes (MMdk):
 Sales                                             13.2    14.0
 Transportation                                     3.1     3.2
Total throughput                                   16.3    17.2

Degree days (% of normal)                           87%     94%
Average cost of natural gas, including
 transportation, per dk                         $  3.40 $  3.24


Natural Gas Transmission Operations

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                  1999    1998
Operating revenues:
 Transportation and storage                     $  15.4  $ 19.0
 Energy marketing and natural
    gas production                                 73.0    10.7
                                                   88.4    29.7
Operating expenses:
 Purchased natural gas sold                        66.4     5.6
 Operation and maintenance                          8.6     7.7
 Depreciation, depletion and amortization           2.7     2.0
 Taxes, other than income                           1.6     1.5
                                                   79.3    16.8

Operating income                                    9.1    12.9

Transportation volumes (MMdk):
 Montana-Dakota                                     8.3     8.4
 Other                                              8.8    14.4
                                                   17.1    22.8

Produced (Mdk)                                    2,668   1,751


Construction Materials and Mining Operations

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                 1999     1998
Operating revenues:
 Construction materials                         $  50.1  $ 29.7
 Coal                                              10.0     9.3
                                                   60.1    39.0
Operating expenses:
 Operation and maintenance                         54.7    33.1
 Depreciation, depletion and amortization           5.7     3.9
 Taxes, other than income                            .9      .9
                                                   61.3    37.9

Operating income (loss)                            (1.2)    1.1

Sales (000's):
 Aggregates (tons)                                1,538     863
 Asphalt (tons)                                     104      30
 Ready-mixed concrete (cubic yards)                 217     139
 Coal (tons)                                        879     788


Oil and Natural Gas Production Operations

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                  1999     1998

Operating revenues:
 Oil                                            $   5.0  $  6.8
 Natural gas                                        6.1     6.1
                                                   11.1    12.9
Operating expenses:
 Operation and maintenance                          4.3     3.8
 Depreciation, depletion and amortization           4.9     5.4
 Taxes, other than income                           1.0      .8
                                                   10.2    10.0

Operating income                                     .9     2.9

Production:
 Oil (000's of barrels)                             481     483
 Natural gas (MMcf)                               3,476   2,808

Average sales price:
 Oil (per barrel)                               $ 10.35 $ 14.05
 Natural gas (per Mcf)                             1.76    2.17

    Amounts presented in the preceding tables for natural gas operating revenues and purchased natural gas sold for the three months ended March 31, 1999 and 1998, will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and WBI Holdings' natural gas transmission business.

Three Months Ended March 31, 1999 and 1998

Electric Operations

     Electric earnings increased due to increased electric utility earnings and earnings at the utility services companies acquired since the comparable period last year. Sales for resale revenue improved due to 108 percent higher volumes resulting from increased generating station availability, favorable contracts and reduced line load constraints and higher average rates due to favorable contracts. Higher retail sales to residential, commercial and industrial customers also contributed to the earnings improvement. Increased operation and maintenance expense resulting primarily from higher materials and subcontractor costs at the Heskett and Big Stone stations partially offset the electric utility earnings improvement. Utility services contributed $897,000 to earnings during the first quarter of 1999 compared to $352,000 a year ago.

Natural Gas Distribution Operations

        Earnings decreased at the natural gas distribution business due to reduced weather-related sales, the result of 8 percent
warmer  weather.   A rate reduction implemented in  North  Dakota
and  increased operation and maintenance expense also contributed to  the earnings decline.  Increased return on gas in storage and
prepaid   demand  balances  partially  offset  the  decrease   in
earnings.

Natural Gas Transmission Operations

    Earnings at the natural gas transmission business decreased due to lower transportation revenues resulting from a $5.0 million ($3.1 million after tax) reversal of reserves in 1998 relating to a FERC order concerning a compliance filing and decreased transportation to off-system markets at lower average transportation rates. Reduced sales of natural gas held under the repurchase commitment and lower average prices received on company-owned production also added to the decline in earnings. Earnings from new acquisitions, the recognition of $1.7 million resulting from a favorable 1999 order received from the D.C. Circuit Court relating to the 1992 general rate proceeding, increased storage revenues and higher production from company-owned reserves partially offset the earnings decline. The increase in energy marketing revenue and the related increase in purchased natural gas sold resulted from the acquisition of a natural gas marketing business in July 1998.

Construction Materials and Mining Operations

    Construction materials and mining earnings decreased largely due to normal seasonal losses realized in 1999 by construction materials businesses not owned during the full quarter last year and wet weather experienced at the larger construction materials markets. Increased ready-mixed concrete volumes, a transportation volume-related credit and lower cement costs were largely offset by higher selling, general and administrative costs and increased aggregate costs due to higher off-season maintenance at the existing construction materials operations. Higher interest expense resulting mainly from increased acquisition-related long-term debt also added to the decline in earnings. Earnings at the coal operations increased slightly due to higher demand-related sales.

Oil and Natural Gas Production Operations

    Earnings for the oil and natural gas production business decreased largely as a result of decreased operating revenues resulting from realized oil and natural gas prices which were 26 percent and 19 percent lower than last year, respectively. Increased natural gas production due to new acquisitions somewhat offset the operating revenue decline. Operation and maintenance expenses increased due largely to the previously mentioned acquisitions. Decreased depreciation, depletion and amortization due to lower rates resulting from the 1998 write-downs of oil and natural gas properties partially offset the decrease in earnings.

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

State of Readiness --

     The company is conducting a corporate-wide awareness program, compiling an inventory of IT and non-IT systems, and assigning priorities to such systems. As of March 31, 1999, the awareness and inventory phases, including assigning priorities to IT and non-IT systems, have been substantially completed.

     The assessment phase involves the review of each inventory item for year 2000 compliance and efforts to obtain representations and assurances from third parties, including suppliers, vendors and major customers, that such entities are year 2000 compliant. The company has identified key suppliers, vendors and customers and as of March 31, 1999, based on contacts with and representations obtained from approximately 63 percent of these third parties, the company is not aware of any material third party year 2000 problems. The company will continue to contact those material third parties that have not responded seeking written verification of year 2000 readiness. Thus, the company is presently unable to determine the potential adverse consequences, if any, that could result from each such entities' failure to effectively address the year 2000 issue.
As of March 31, 1999, the assessment phase, as it relates to the company's review of its inventory items, has been substantially completed.

     The remediation, testing and implementation phases of the company's year 2000 plan are currently in various stages of completion. The remediation phase includes replacements, modifications and/or upgrades necessary for year 2000 compliance that were identified in the assessment phase. The testing phase involves testing systems to confirm year 2000 readiness. The implementation phase is the process of moving a remediated item into production status. The table below represents the approximate percentage of completion by business segment for the remediation, testing and implementation phases as of March 31, 1999.

                           Remediation   Testing  Implementation

Electric and Natural
  Gas Distribution             87%         62%         89%

Natural Gas Transmission       93%         61%         95%

Construction Materials
  and Mining                   40%         20%         35%

Oil and Natural Gas
  Production                   95%         90%         90%

     The company has established a target date of October 1, 1999, to complete the remediation, testing and implementation phases.

Costs --

     The estimated total incremental cost to the company of the year 2000 issue is approximately $1 million to $3 million during the 1998 through 2000 time periods. As of March 31, 1999, the company has incurred incremental costs of less than $750,000. These costs are being funded through cash flows from operations. The company has not established a formal process to track internal year 2000 costs but such costs would be principally related to payroll and benefits. The company's current estimate of costs of the year 2000 issue is based on the facts and circumstances existing at this time, which were derived utilizing numerous assumptions of future events.

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

Contingency Planning --

     Due to the general uncertainty inherent in the year 2000 issue, including the uncertainty of the year 2000 readiness of third parties, the company is developing contingency plans for its mission-critical operations. As of March 31, 1999, the utility division, which includes electric generation and transmission and electric and natural gas distribution, has prepared preliminary contingency plans in accordance with guidelines and schedules set forth by the North American Electric Reliability Council (NERC) working in conjunction with the Mid-Continent Area Power Pool, the utility's regional reliability council. Such plans are in addition to existing business recovery and emergency plans established to restore electric and natural gas service following an interruption caused by weather or equipment failure. In addition, the company has and will continue to participate with the NERC in national drills to assess industry preparation. The natural gas transmission business has adopted the guidelines used at the utility and has materially completed plans for its administrative and accounting systems. The contingency plans for its other business operations are in the development stage. The oil and natural gas production and the construction materials and mining businesses are in various stages of their contingency planning efforts. Some of the additional contingency plans under consideration include but are not limited to: stockpiling inventories, increasing staffing at critical times, identifying alternative suppliers for critical products and services, using the company's radio system in the event there is a partial loss of voice and data communications and developing manual workarounds and backup procedures. Contingency plans will continue to be developed and finalized and the company anticipates having all such contingency plans in place by October 1, 1999.

Liquidity and Capital Commitments

     The 1999 electric and natural gas distribution capital expenditures are estimated at $30.8 million, including those for system upgrades, routine replacements, service extensions and routine equipment maintenance and replacements. It is anticipated that all of the funds required for these capital expenditures will be met from internally generated funds, the company's $40 million revolving credit and term loan agreement, existing short-term lines of credit aggregating $50 million, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt, the amount and timing of which will depend upon needs, internal cash generation and market conditions. At March 31, 1999, $22 million under the revolving credit and term loan agreement and none of the commercial paper supported by the short-term lines of credit were outstanding.

     Capital expenditures in 1999 for the natural gas transmission business, including those for pipeline expansion projects, routine system improvements and continued development of natural gas reserves are estimated at $37.4 million. Capital expenditures are expected to be met with a combination of internally generated funds, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt, the amount and timing of which will depend upon needs, internal cash generation and market conditions.

     The 1999 capital expenditures for the construction materials and mining business, including those for routine equipment rebuilding and replacement and the building of construction materials handling and transportation facilities, are estimated at $48.3 million. It is anticipated that funds generated from internal sources, a commercial paper credit facility at Centennial, as described below, a $10 million line of credit, $5.2 million of which was outstanding at March 31, 1999, and the issuance of long-term debt will meet the needs of this business segment.

     Capital expenditures for the oil and natural gas production business related to its oil and natural gas acquisition, development and exploration program are estimated at $63.6 million for 1999. It is anticipated that capital expenditures will be met from internal sources, a $30 million note shelf facility, $13 million of which was outstanding at March 31, 1999, a commercial paper credit facility at Centennial, as described below, and the issuance of the company's equity securities.

     Centennial, a direct subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that allows for borrowings of up to $200 million. This facility supports the Centennial commercial paper program. Under the commercial paper program, $109.7 million was outstanding at March 31, 1999.

    The estimated 1999 capital expenditures set forth above for the electric, natural gas distribution, natural gas transmission and construction materials and mining operations do not include potential future acquisitions. The company continues to seek additional growth opportunities, including investing in the development of related lines of business. To the extent that acquisitions occur, the company anticipates that such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the company's equity securities.

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 1999, the company could have issued approximately $276 million of additional first mortgage bonds.

    The company's coverage of combined fixed charges and preferred stock dividends was 2.2 and 2.5 times for the twelve months ended March 31, 1999, and December 31, 1998, respectively. Additionally, the company's first mortgage bond interest coverage was 6.1 times for the twelve months ended March 31, 1999, and December 31, 1998. Common stockholders' equity as a percent of total capitalization was 56 percent at March 31, 1999, and December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

    There are no material changes in market risk faced by the company from those reported in the company's Annual Report on Form 10-K for the year ended December 31, 1998. For more information on market risk, see Part II, Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and Notes to Consolidated Financial Statements in this Form 10-Q.

                  PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 20, 1999, the U.S. Court of Appeals issued its order which affirmed in part and reversed in part the Federal District Court's June 1997 decision relating to a suit filed by the estate of W. A. Moncrief. Based on the decision by the U.S. Court of Appeals, Williston Basin estimates its liability for damages on the remanded issues will be less than $5 million. For more information on this legal action, see Note 11 of Notes to Consolidated Financial Statements.

     On March 31, 1999, judgment was entered, dismissing Apache and Snyder's claims against the company. For more information on this legal action, see Note 11 of Notes to Consolidated Financial
Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The company's Annual Meeting of Stockholders was held on
April 27, 1999.  Two proposals were submitted to stockholders as described in the company's Proxy Statement dated March 15, 1999, and were voted upon and approved by stockholders at the meeting.
The table below briefly describes the proposals and the results of the stockholder votes.
                                               Shares
                                   Shares    Against or                Broker
                                     For      Withheld   Abstentions  Non-Votes

Proposal to amend Certificate
 of Incorporation to increase
 the number of authorized
 shares of Common Stock and
 reduce the par value             41,759,552   3,737,799    773,805      ---

Proposal to elect three directors:

 For terms expiring in 2002 --
  Thomas Everist                  45,613,261     657,895        ---      ---
  Robert L. Nance                 45,568,619     702,537        ---      ---
  John A. Schuchart               45,339,288     931,868        ---      ---



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   3(a(1))Composite Certificate of Incorporation of the  company, as amended to date, filed as Exhibit 3(a) to Form 10-K for the year ended December 31, 1994, in File No. 1-3480
   3(a(2))Amendment   to   Article  FOURTH   of   the Certificate
          of Incorporation
   10(a)  Key Employee Stock Option Plan, as amended to date
   10(b)  Non-Employee  Director  Stock  Compensation  Plan,   as
          amended to date
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   27     Financial Data Schedule

b) Reports on Form 8-K

   None.


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  May 13, 1999             BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Vice President, Treasurer
                                     and Chief Financial Officer



                               BY   /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer



                         EXHIBIT INDEX


Exhibit No.

3(a(1)) Composite  Certificate of Incorporation of the  company,  as amended to date, filed as Exhibit 3(a) to Form 10-K for the year ended December 31, 1994, in File No. 1-3480
3(a(2)) Amendment to Article FOURTH of the Certificate  of Incorporation
10(a)   Key Employee Stock Option Plan, as amended to date
10(b)   Non-Employee Director Stock Compensation Plan, as amended to date
12      Computation of Ratio of Earnings to Fixed Charges
        and Combined Fixed Charges and Preferred Stock
        Dividends
27      Financial Data Schedule