Form 10-Q
period 1999-06-30
MDU RESOURCES GROUP INC
filed 1999-08-09
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1999

                                  OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ________________ to ________________

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X .   No __ .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999: 54,054,107 shares.



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

    Montana-Dakota Utilities Co. (Montana-Dakota), the public utility division of the company, distributes natural gas and operates electric power generation, transmission and distribution facilities, serving 256 communities in North Dakota, South Dakota, Montana and Wyoming.

    The company, through its wholly owned subsidiary, Centennial Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI Holdings), Knife River Corporation (Knife River), the Fidelity Oil Group (Fidelity Oil) and Utility Services, Inc. (Utility Services).

    WBI Holdings, through its wholly owned subsidiaries, serves the Midwestern, Southern, Central and Rocky Mountain regions of the United States providing natural gas transmission and related services including storage and production along with energy marketing and management, wholesale/retail propane and energy facility construction.

    Knife River, through its wholly owned subsidiary, KRC
    Holdings, Inc. (KRC Holdings) and its subsidiaries, mines and markets aggregates and construction materials in Alaska, California, Hawaii and Oregon, and operates lignite coal mines in Montana and North Dakota.

    Fidelity Oil is comprised of Fidelity Oil Co. and Fidelity
    Oil Holdings, Inc., which own oil and natural gas interests throughout the United States and the Gulf of Mexico.

    Utility Services, through its wholly owned subsidiaries, installs and repairs electric transmission and distribution power lines, fiber optic cable and natural gas pipeline and provides related supplies, equipment and engineering services throughout the western United States and Hawaii.



                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 1999 and 1998

  Consolidated Balance Sheets --
    June 30, 1999 and 1998, and December 31, 1998

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 1999 and 1998

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

Exhibits

                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                          Three Months        Six Months
                                              Ended              Ended
                                              June 30,          June 30,
                                           1999     1998      1999      1998
                                     (In thousands, except per share amounts)

Operating revenues:
 Electric                              $ 60,413 $ 48,182  $119,388  $ 92,921
 Natural gas                            108,105   38,102   237,034   111,646
 Construction materials and mining      107,870   80,895   167,908   119,856
 Oil and natural gas production          13,879   12,536    24,983    25,414
                                        290,267  179,715   549,313   349,837
Operating expenses:
 Fuel and purchased power                12,452   12,408    25,955    24,241
 Purchased natural gas sold              71,750   11,334   162,455    43,509
 Operation and maintenance              143,771  103,844   245,770   173,567
 Depreciation, depletion and
   amortization                          19,983   19,365    40,123    37,154
 Taxes, other than income                 6,663    6,259    13,901    12,652
 Write-down of oil and natural gas
 properties (Note 3)                        ---   33,100       ---    33,100
                                        254,619  186,310   488,204   324,223
Operating income (loss):
 Electric                                10,894    7,502    22,068    15,950
 Natural gas distribution                  (522)    (819)    4,942     5,974
 Natural gas transmission                14,938    7,828    24,074    20,724
 Construction materials and mining        6,192    9,368     4,953    10,525
 Oil and natural gas production           4,146  (30,474)    5,072   (27,559)
                                         35,648   (6,595)   61,109    25,614

Other income -- net                       1,065    2,554     4,833     5,156
Interest expense                          8,452    7,215    17,258    14,350
Income (loss) before income taxes        28,261  (11,256)   48,684    16,420
Income taxes                             10,465   (5,471)   18,167     4,412
Net income (loss)                        17,796   (5,785)   30,517    12,008
Dividends on preferred stocks               193      195       386       389
Earnings (loss) on common stock        $ 17,603 $ (5,980) $ 30,131  $ 11,619
Earnings (loss) per common share --
  basic                                $    .33 $   (.12) $    .57  $    .24
Earnings (loss) per common share --
  diluted                              $    .33 $   (.12) $    .56  $    .24
Dividends per common share             $    .20 $  .1917  $    .40  $  .3833
Weighted average common shares
 outstanding -- basic                    53,373   50,936    53,260    48,171
Weighted average common shares
 outstanding -- diluted                  53,603   50,936    53,512    48,412

The accompanying notes are an integral part of these consolidated statements.


                       MDU RESOURCES GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                         June 30,     June 30,   December 31,
                                           1999         1998        1998
                                                  (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents             $   44,534   $   43,106   $   39,216
  Receivables                              145,479       88,059      124,114
  Inventories                               51,834       40,664       44,865
  Deferred income taxes                     18,732       16,041       16,918
  Prepayments and other current assets      24,470       15,106       15,536
                                           285,049      202,976      240,649
Investments                                 43,783       20,513       43,029
Property, plant and equipment:
  Electric                                 591,510      571,936      583,047
  Natural gas distribution                 181,182      175,219      178,522
  Natural gas transmission                 317,397      292,865      304,054
  Construction materials and mining        524,046      446,936      484,419
  Oil and natural gas production           269,228      218,373      260,758
                                         1,883,363    1,705,329    1,810,800
  Less accumulated depreciation,
    depletion and amortization             758,874      694,878      726,123
                                         1,124,489    1,010,451    1,084,677
Deferred charges and other assets           97,319       74,795       84,420
                                        $1,550,640   $1,308,735   $1,452,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                 $      102    $   8,439   $   15,000
  Long-term debt and preferred
    stock due within one year                2,374        5,571        3,292
  Accounts payable                          84,109       39,880       60,023
  Taxes payable                              8,178          ---        9,226
  Dividends payable                         11,004       10,040       10,799
  Other accrued liabilities,
    including reserved revenues             77,374       68,850       71,129
                                           183,141      132,780      169,469
Long-term debt                             473,174      332,126      413,264
Deferred credits and other liabilities:
  Deferred income taxes                    177,871      178,995      173,094
  Other liabilities                        119,490      130,959      129,506
                                           297,361      309,954      302,600
Preferred stock subject to mandatory
  redemption                                 1,600        1,700        1,600
Commitments and contingencies
Stockholders' equity:
  Preferred stocks                          15,000       15,000       15,000
  Common stockholders' equity:
    Common stock (Shares issued --
      $1.00 par value, 54,293,628
      at June 30, 1999, $3.33 par value,
      51,609,444 at June 30, 1998 and
      53,272,951 at December 31, 1998)      54,294      171,859      177,399
    Other paid-in capital                  315,426      143,885      171,486
    Retained earnings                      214,270      205,057      205,583
    Treasury stock at cost - 239,521
      shares                                (3,626)      (3,626)      (3,626)
      Total common stockholders' equity    580,364      517,175      550,842
    Total stockholders' equity             595,364      532,175      565,842
                                        $1,550,640   $1,308,735   $1,452,775


The accompanying notes are an integral part of these consolidated statements.


                       MDU RESOURCES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                             1999       1998
                                                              (In thousands)

Operating activities:
  Net income                                             $ 30,517   $ 12,008
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization               40,123     37,154
    Deferred income taxes and investment tax credit          (112)    (7,242)
    Write-down of oil and natural gas properties (Note 3)     ---     33,100
    Changes in current assets and liabilities:
      Receivables                                         (10,094)    12,691
      Inventories                                          (1,414)     4,636
      Other current assets                                 (8,860)      (637)
      Accounts payable                                     20,928      4,440
      Other current liabilities                             4,594    (30,354)
    Other noncurrent changes                              (16,344)    (9,074)

   Net cash provided by operating activities               59,338     56,722

Financing activities:
  Net change in short-term borrowings                     (19,098)    (1,408)
  Issuance of long-term debt                               80,503     58,501
  Repayment of long-term debt                             (22,408)   (40,490)
  Issuance of common stock                                  3,184     30,109
  Retirement of natural gas repurchase commitment         (14,296)   (12,374)
  Dividends paid                                          (21,829)   (19,674)

  Net cash provided by financing activities                 6,056     14,664

Investing activities:
  Capital expenditures including acquisitions of
    businesses:
    Electric                                              (10,211)    (5,861)
    Natural gas distribution                               (4,475)    (3,847)
    Natural gas transmission                              (14,251)    (5,066)
    Construction materials and mining                     (27,262)   (29,632)
    Oil and natural gas production                        (14,817)   (19,014)
                                                          (71,016)   (63,420)
  Net proceeds from sale or disposition of property        10,364      2,557
  Net capital expenditures                                (60,652)   (60,863)
  Sale of natural gas available under repurchase
    commitment                                              1,330      5,987
  Investments                                                (754)    (1,578)

  Net cash used in investing activities                   (60,076)   (56,454)

  Increase in cash and cash equivalents                     5,318     14,932
  Cash and cash equivalents -- beginning of year           39,216     28,174

  Cash and cash equivalents -- end of period             $ 44,534   $ 43,106



The accompanying notes are an integral part of these consolidated statements.



                   MDU RESOURCES GROUP, INC.
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                     June 30, 1999 and 1998
                              (Unaudited)

 1.  Basis of presentation

         The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1998 (1998 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the company's 1998 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements. For the three months and six months ended June 30, 1999 and 1998, comprehensive income equaled net income as reported.

 2.  Seasonality of operations

         Some of the company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results may not be indicative of results for the full fiscal year.

 3.  Write-down of oil and natural gas properties

         The company uses the full-cost method of accounting for its oil and natural gas production activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized and amortized on the units of production method based on total proved reserves. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Future net revenue is estimated based on end-of-quarter prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent noncash write-down is required to be charged to earnings in that quarter.

         Due to low oil prices, the company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at June 30, 1998. Accordingly, the company was required to write down its oil and natural gas producing properties. This noncash write-down amounted to $33.1 million ($20.0 million after tax) for the three and six months ended June 30, 1998.

 4.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                                 Six Months Ended
                                                     June 30,
                                                   1999      1998
                                                  (In thousands)

     Interest, net of amount capitalized        $14,718   $12,408
     Income taxes                               $19,673   $17,489

 5.  Reclassifications

         Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or common stockholders' equity as previously reported.

 6.  New accounting pronouncement

         In June 1998, the Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

         In June 1999, the effective date of SFAS No. 133 was delayed by the FASB to fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133 on January 1, 2001, and has not yet quantified the impacts of adopting SFAS No. 133 on its financial position or results of operations.

 7.  Derivatives

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

         Innovative Gas Services, Incorporated, an indirect wholly owned energy marketing subsidiary of WBI Holdings, participates in the natural gas futures market to hedge a portion of the price risk associated with natural gas purchase and sale commitments. These futures are not held for trading purposes. Gains or losses on the futures contracts are deferred until the transaction occurs, at which point they are reported in "Purchased natural gas sold" on the Consolidated Statements of Income. The gains or losses on the futures contracts are generally offset by corresponding increases and decreases in the value of the underlying commodity transactions.

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

         The following table summarizes the company's hedging activity (notional amounts in thousands):

                                                  Six Months Ended
                                                       June 30,
                                                  1999         1998
Oil swap agreement:*
   Weighted average fixed price
     per barrel                                    ---     $  20.92
   Notional amount (in barrels)                    ---          109

Natural gas swap agreements:*
   Weighted average fixed price
     per MMBtu                                     ---     $   2.04
   Notional amount (in MMBtu's)                    ---        2,353

Oil collar agreements:*
   Weighted average floor/ceiling
     price per barrel                    $14.63/$18.40          ---
   Notional amount (in barrels)                     84          ---

Natural gas collar agreements:*
   Weighted average floor/ceiling
     price per MMBtu                       $2.11/$2.53  $2.10/$2.67
   Notional amount (in MMBtu's)                  1,568          905

Natural gas futures contract:*
   Weighted average fixed price
     per MMBtu                                   $2.39          ---
   Notional amount (in MMBtu's)                    400          ---

Interest rate swap agreement:**
   Range of fixed interest rates                   ---  5.50%-6.50%
   Notional amount (in dollars)                    ---      $10,000

 *Receive fixed -- pay variable
**Receive variable -- pay fixed

         The following table summarizes the company's hedge agreements outstanding at June 30, 1999 (notional amounts in thousands):

                                          Weighted
                                          Average
                                       Floor/Ceiling     Notional
                             Year of       Price          Amount
                            Expiration  (Per Barrel)   (In Barrels)

Oil collar agreements*         1999    $14.69/$18.69        368


                                          Weighted
                                          Average
                                       Floor/Ceiling     Notional
                             Year of       Price          Amount
                           Expiration  (Per MMBtu)    (In MMBtu's)

Natural gas collar
  agreements*                  1999     $2.15/$2.58      2,208
                               2000     $2.30/$2.65      2,562


                                          Weighted
                                          Average        Notional
                             Year of    Fixed Price       Amount
                           Expiration   (Per MMBtu)    (In MMBtu's)
Natural gas futures
  contracts*                   1999        $2.29           400
                               2000        $2.38         1,000

* Receive fixed -- pay variable

         The fair value of these derivative financial instruments reflects the estimated amounts that the company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the company's financial statements. Favorable and unfavorable positions related to commodity hedge agreements are expected to be generally offset by corresponding increases and decreases in the value of the underlying commodity transactions. The company's net unfavorable position on all hedge agreements outstanding at June 30, 1999, was $192,000.

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

 8.  Common stock

         At the Annual Meeting of Stockholders held on April 27,
     1999, the company's common stockholders approved an amendment to the Certificate of Incorporation increasing the authorized number of common shares from 75 million shares to 150 million shares and reducing the par value of the common stock from $3.33 per share to $1.00 per share.

 9.  Business segment data

         The company's operations are conducted through five business segments. The company's reportable segments are those that are based on the company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The electric, natural gas distribution, natural gas transmission, construction materials and mining, and oil and natural gas production businesses are all located within the United States. The electric business operates electric power generation, transmission and distribution facilities in North Dakota, South Dakota, Montana and Wyoming and installs and repairs electric transmission and distribution power lines and provides related supplies, equipment and engineering services throughout the western United States and Hawaii. The natural gas distribution business provides natural gas distribution services in North Dakota, South Dakota, Montana and Wyoming. The natural gas transmission business serves the Midwestern, Southern, Central and Rocky Mountain regions of the United States providing natural gas transmission and related services including storage and production along with energy marketing and management, wholesale/retail propane and energy facility construction. The construction materials and mining business mines and markets aggregates and construction materials in Alaska, California, Hawaii and Oregon, and operates lignite coal mines in Montana and North Dakota. The oil and natural gas production business is engaged in oil and natural gas acquisition, exploration and production activities throughout the United States and the Gulf of Mexico.

         Segment information follows the same accounting policies as described in Note 1 of the company's 1998 Annual Report. Segment information included in the accompanying Consolidated Statements of Income is as follows:

                                              Operating
                               Operating       Revenues    Earnings
                                Revenues        Inter-     on Common
                                External       segment       Stock
     Three Months                          (In thousands)
     Ended June 30, 1999

     Electric                  $  60,413     $      ---    $   5,064
     Natural gas distribution     25,881            ---         (550)
     Natural gas transmission     82,224          6,537        8,027
     Construction materials
       and mining                106,367*         1,503        2,265
     Oil and natural gas
       production                 13,879            ---        2,797
     Intersegment eliminations       ---         (6,537)         ---
     Total                     $ 288,764     $    1,503    $  17,603

     Three Months
     Ended June 30, 1998

     Electric                  $  48,182     $      ---    $   2,993
     Natural gas distribution     24,197            ---         (910)
     Natural gas transmission     13,905          8,231        4,319
     Construction materials
       and mining                 79,022*         1,873        5,643
     Oil and natural gas
       production                 12,536            ---      (18,025)
     Intersegment eliminations       ---         (8,231)         ---
     Total                     $ 177,842     $    1,873    $  (5,980)


     * Includes sales, for use at the Coyote Station, an electric generating station jointly owned by the company and other utilities, of (in thousands) $1,577 and $1,764 for the three months ended June 30, 1999 and 1998, respectively.

                                              Operating
                               Operating       Revenues    Earnings
                                Revenues        Inter-     on Common
                                External       segment       Stock
     Six Months                            (In thousands)
     Ended June 30, 1999

     Electric                  $ 119,388     $      ---    $  10,227
     Natural gas distribution     87,005            ---        2,328
     Natural gas transmission    150,029         27,120       13,559
     Construction materials
       and mining                164,129*         3,779          891
     Oil and natural gas
       production                 24,983            ---        3,126
     Intersegment eliminations       ---        (27,120)         ---
     Total                     $ 545,534     $    3,779    $  30,131

     Six Months
     Ended June 30, 1998

     Electric                  $  92,921     $      ---    $   6,585
     Natural gas distribution     86,834            ---        2,716
     Natural gas transmission     24,812         27,036       12,461
     Construction materials
       and mining                116,302*         3,554        5,895
     Oil and natural gas
       production                 25,414            ---      (16,038)
     Intersegment eliminations       ---        (27,036)         ---
     Total                     $ 346,283     $    3,554    $  11,619


     * Includes sales, for use at the Coyote Station, an electric generating station jointly owned by the company and other utilities, of (in thousands) $3,363 and $3,538 for the six months ended June 30, 1999 and 1998, respectively.

10.  Regulatory matters and revenues subject to refund

         Williston Basin had pending with the Federal Energy Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In October 1997, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in prior orders concerning the 1992 proceeding. On January 22, 1999, the D.C. Circuit Court issued its opinion remanding the issues of return on equity, ad valorem taxes and throughput to the FERC for further explanation and justification. The mandate was issued by the D.C. Circuit Court to the FERC on March 11, 1999. By order dated June 1, 1999, the FERC remanded the return on equity issue to an Administrative Law Judge for further proceedings. Based on the FERC's order, Williston Basin will be allowed to seek reimbursement from its customers of a portion of the refunds made in 1997 relating to the return on equity issue.

         In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC resulting in an increase of $8.9 million or 19.1 percent over the then current effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. On June 1, 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanded the return on equity issue to an Administrative Law Judge for further proceedings. On July 1, 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1, 1999 FERC order. In addition, on July 29, 1999, Williston Basin appealed to the D.C. Circuit Court certain issues concerning storage cost allocations as decided by the FERC in its June 1, 1999 order.

         Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Based on the June 1, 1999 FERC orders referenced above, Williston Basin has determined that reserves previously established exceed its expected refund obligation and has adjusted such reserves accordingly. Williston Basin believes that such remaining reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

11.  Natural gas repurchase commitment

         As described in Note 15 of its 1998 Annual Report, the company had offered for sale since 1984 the inventoried natural gas available under a repurchase commitment with Frontier Gas Storage Company. As a part of the corporate realignment effected January 1, 1985, the company agreed, pursuant to the settlement approved by the FERC, to remove from rates the financing costs associated with this natural gas. The FERC has issued orders that have held that storage costs should be allocated to this gas, prospectively beginning May 1992, as opposed to being included in rates applicable to Williston Basin's customers. These storage costs, as initially allocated to the Frontier gas, approximated $2.1 million annually, for which Williston Basin has provided reserves. In May 1999, the company purchased the remaining 5.8 MMdk of natural gas subject to the repurchase commitment thereby extinguishing the repurchase commitment.

12.  Pending litigation

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

     Apache Corporation/Snyder Oil Corporation --

         In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court), against Williston Basin and the company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the company's contract with Koch. Williston Basin and the company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the company as Williston Basin, the company and Koch have settled their disputes. Apache and Snyder have submitted damage estimates under differing theories aggregating up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. In November 1998, the North Dakota District Court entered an order directing the entry of judgment in favor of Williston Basin and the company. In December 1998, Apache and Snyder filed a motion for relief asking the North Dakota District Court to reconsider its November 1998 order. On February 4, 1999, the North Dakota District Court denied the motion for relief filed by Apache and Snyder. On March 31, 1999, judgment was entered, thereby dismissing Apache and Snyder's claims against the company.
     Apache and Snyder filed a notice of appeal with the North Dakota Supreme Court on May 17, 1999.

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

         In September 1996, the Co-owners notified the company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association
     (AAA), did not make any direct claim against the company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners have requested the arbitrators to make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price. Upon application by the company and Knife River, the AAA administratively determined that the company was not a proper party defendant to the arbitration, and the arbitration is proceeding against Knife River. In October 1998, a hearing before the arbitration panel was completed. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the Agreement. Based on its assessment of the current proceedings, Knife River has established reserves for anticipated liabilities in connection with the coal pricing issues and related tax matters. Although unable to predict the ultimate outcome of the arbitration, Knife River and the company believe that the Co-owners' claims for past damages are overstated and are currently awaiting a final decision from the arbitration panel.

     Royalty Interest Owners --

          On June 3, 1999, several oil and gas royalty interest owners filed suit in Colorado State District Court, in the City and County of Denver, against WBI Production, Inc. (WBI Production), an indirect wholly owned subsidiary of the company, and several former producers of natural gas with respect to certain gas production properties in the state of Colorado. The complaint arose as a result of the purchase by WBI Production effective
     January 1, 1999, of certain natural gas producing leaseholds from the former producers. Prior to February 1, 1999, the natural gas produced from the leaseholds was sold at above market prices pursuant to a natural gas contract. Pursuant to the contract, the royalty interest owners were paid royalties based upon the above market prices. The royalty interest owners have alleged that WBI
     Production took assignment of the rights to the natural gas contract from the former owner of the contract and, with respect to natural gas produced from such leases and sold at market prices thereafter, wrongly ceased paying the higher royalties on such gas.

          In their complaint, the royalty interest owners have alleged, in part, breach of oil and gas lease obligations and unjust enrichment on the part of WBI Production and the other former producers with respect to the amount of royalties being paid to the royalty interest owners. The royalty interest owners have requested damages for additional royalties and other costs, including pre-judgment interest. No specific amount of damages has been stated.

          WBI Production intends to vigorously contest the suit.

13.  Environmental matters

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

                                       Three Months     Six Months
                                          Ended           Ended
                                        June 30,         June 30,
                                     1999     1998      1999    1998
Electric                           $  5.1   $  3.0    $ 10.2  $  6.6
Natural gas distribution              (.6)     (.9)      2.3     2.7
Natural gas transmission              8.0      4.3      13.6    12.4
Construction materials and mining     2.3      5.6        .9     5.9
Oil and natural gas production        2.8    (18.0)      3.1   (16.0)
Earnings (loss) on common stock    $ 17.6   $ (6.0)   $ 30.1  $ 11.6

Earnings (loss) per common
  share - basic                    $  .33   $ (.12)*  $  .57  $  .24*

Earnings (loss) per common
  share - diluted                  $  .33   $ (.12)*  $  .56  $  .24*

Return on average common equity
  for the 12 months ended                               9.3%** 10.0%*

 * Reflects the effect of a $20 million noncash after-tax write-down of oil and natural gas properties in June 1998.

** Reflects the effect of a $19.9 million noncash after-tax write-down of oil and natural gas properties in December 1998.

Three Months Ended June 30, 1999 and 1998

   Consolidated earnings for the quarter ended June 30, 1999, were up $23.6 million from the comparable period a year ago due to higher earnings at the oil and natural gas production business, largely resulting from a 1998 $20 million noncash after-tax write-down of oil and natural gas properties. Increased earnings at the natural gas transmission, electric and natural gas distribution businesses also contributed to the earnings improvement. Lower earnings at the construction materials and mining unit somewhat offset the increase in earnings.

Six Months Ended June 30, 1999 and 1998

     Consolidated earnings for the six months ended June 30, 1999, were up $18.5 million from the comparable period a year ago due to higher earnings at the oil and natural gas production business, largely resulting from the aforementioned write-down of oil and natural gas properties. Higher earnings at the electric and natural gas transmission businesses also added to the increase in earnings. Decreased earnings at the construction materials and mining and natural gas distribution businesses partially offset the earnings improvement.

                ________________________________

   Reference should be made to Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

   The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business units.

Electric Operations
                                  Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  1999     1998     1999    1998
Operating revenues:
  Retail sales                 $  30.5  $  29.4  $  64.5 $  62.4
  Sales for resale and other       6.4      4.7     12.7     8.0
  Utility services                23.5     14.1     42.2    22.5
                                  60.4     48.2    119.4    92.9
Operating expenses:
  Fuel and purchased power        12.4     12.4     26.0    24.2
  Operation and maintenance       29.5     21.2     56.0    38.7
  Depreciation, depletion and
    amortization                   5.1      4.8     10.3     9.5
  Taxes, other than income         2.5      2.3      5.0     4.5
                                  49.5     40.7     97.3    76.9
Operating income               $  10.9  $   7.5  $  22.1 $  16.0

Retail sales (million kWh)       481.5    459.4  1,017.6   982.6
Sales for resale (million kWh)   248.7    180.1    517.3   309.5
Average cost of fuel and
  purchased power per kWh      $  .016  $  .018  $  .016 $  .018

Natural Gas Distribution Operations

                                  Three Months      Six Months
                                      Ended            Ended
                                     June 30,         June 30,
                                  1999     1998     1999    1998
Operating revenues:
  Sales                        $  25.1  $  23.5  $  85.2 $  85.1
  Transportation and other          .8       .7      1.8     1.7
                                  25.9     24.2     87.0    86.8
Operating expenses:
  Purchased natural gas sold      16.5     15.3     61.5    60.7
  Operation and maintenance        7.0      6.9     14.8    14.5
  Depreciation, depletion and
    amortization                   1.8      1.8      3.6     3.5
  Taxes, other than income         1.1      1.0      2.2     2.1
                                  26.4     25.0     82.1    80.8
Operating income (loss)        $   (.5) $   (.8) $   4.9 $   6.0

Volumes (MMdk):
  Sales                            5.0      4.5     18.2    18.5
  Transportation                   2.2      1.8      5.3     5.0
Total throughput                   7.2      6.3     23.5    23.5

Degree days (% of normal)         112%      99%      92%     95%
Average cost of gas, including
  transportation thereon,
  per dk                       $  3.29  $  3.41  $  3.37 $  3.28

Natural Gas Transmission Operations

                                  Three Months      Six Months
                                      Ended            Ended
                                     June 30,         June 30,
                                  1999     1998     1999    1998
Operating revenues:
  Transportation and storage   $  20.3  $  13.9  $  35.7 $  32.9
  Energy marketing and
    natural gas production        68.4      8.2    141.4    18.9
                                  88.7     22.1    177.1    51.8
Operating expenses:
  Purchased natural gas sold      61.7      4.2    128.1     9.8
  Operation and maintenance        7.9      6.7     16.4    14.3
  Depreciation, depletion and
    amortization                   2.6      2.0      5.2     4.1
  Taxes, other than income         1.6      1.4      3.3     2.9
                                  73.8     14.3    153.0    31.1
Operating income               $  14.9  $   7.8  $  24.1 $  20.7

Transportation volumes (MMdk):
    Montana-Dakota                 6.9      7.6     15.3    16.0
    Other                         12.5     15.2     21.6    29.6
                                  19.4     22.8     36.9    45.6

Natural gas production (Mdk)     2,603    1,718    5,271   3,470

Construction Materials and Mining Operations

                                  Three Months      Six Months
                                      Ended            Ended
                                     June 30,         June 30,
                                  1999     1998     1999    1998
Operating revenues:
  Construction materials       $  99.9  $  71.9  $ 150.0 $ 101.6
  Coal                             7.9      9.0     17.9    18.3
                                 107.8     80.9    167.9   119.9
Operating expenses:
  Operation and maintenance       94.9     65.4    149.7    98.6
  Depreciation, depletion and
    amortization                   5.9      5.2     11.6     9.1
  Taxes, other than income          .8       .9      1.7     1.7
                                 101.6     71.5    163.0   109.4
Operating income               $   6.2  $   9.4  $   4.9 $  10.5

Sales (000's):
  Aggregates (tons)              3,032    2,560    4,570   3,422
  Asphalt (tons)                   807      391      911     421
  Ready-mixed concrete
    (cubic yards)                  290      259      508     398
  Coal (tons)                      763      773    1,641   1,561

Oil and Natural Gas Production Operations

                                  Three Months      Six Months
                                      Ended            Ended
                                     June 30,         June 30,
                                  1999     1998     1999    1998
Operating revenues:
  Oil                          $   6.8  $   6.3  $  11.7 $  13.1
  Natural gas                      7.1      6.2     13.3    12.3
                                  13.9     12.5     25.0    25.4
Operating expenses:
  Operation and maintenance        4.5      3.6      8.8     7.4
  Depreciation, depletion and
    amortization                   4.6      5.6      9.4    11.0
  Taxes, other than income          .7       .7      1.7     1.5
  Write-down of oil and
    natural gas properties         ---     33.1      ---    33.1
                                   9.8     43.0     19.9    53.0
Operating income (loss)        $   4.1  $ (30.5) $   5.1 $ (27.6)

Production:
  Oil (000's of barrels)           437      490      918     973
  Natural gas (MMcf)             3,312    2,942    6,788   5,750

Average sales price:
  Oil (per barrel)             $ 15.44  $ 12.90  $ 12.77 $ 13.47
  Natural gas (per Mcf)        $  2.16  $  2.11  $  1.95 $  2.14

   Amounts presented in the preceding tables for natural gas operating revenues and purchased natural gas sold for the three and six months ended June 30, 1999 and 1998, will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and WBI Holdings' natural gas transmission business.

Three Months Ended June 30, 1999 and 1998

Electric Operations

     Electric earnings increased due to increased electric utility earnings and earnings at the utility services companies acquired since the comparable period last year. Sales for resale revenue improved due to higher volumes and increased average realized rates, both resulting from favorable contracts. Higher retail sales to residential and commercial customers and decreased purchased power demand charges, resulting from the 1998 pass-through of periodic maintenance costs, also added to the earnings improvement. Increased operation and maintenance expense resulting primarily from higher subcontractor costs at the Lewis & Clark station due to boiler and turbine maintenance and higher payroll related costs partially offset the electric utility earnings improvement. Utility services contributed $1.8 million to earnings during the second quarter of 1999 compared to $747,000 a year ago.

Natural Gas Distribution Operations

     Earnings increased at the natural gas distribution business due to higher weather-related sales, the result of 13 percent colder weather. Increased service and repair income and higher returns on gas in storage and prepaid demand balances also added to the increased earnings. Lower average realized rates and a rate reduction implemented in North Dakota somewhat offset the earnings improvement.

Natural Gas Transmission Operations

    Earnings at the natural gas transmission business increased primarily due to a $4.4 million after-tax reserve revenue adjustment associated with FERC orders received in the 1992 and 1995 rate case proceedings. Higher production and increased average prices from company-owned reserves and earnings from new acquisitions also added to the improvement. Decreased transportation to storage and off-system markets at lower average transportation rates and reduced sales of natural gas in inventory somewhat offset the earnings increase.
The increase in energy marketing revenue and the related increase in purchased natural gas sold resulted primarily from the acquisition of a natural gas marketing business in July 1998.

Construction Materials and Mining Operations

    Construction materials and mining earnings decreased largely due to lower earnings at the coal operations resulting from reserve additions of $3.7 million after-tax made relating to anticipated liabilities in connection with the pending coal contract arbitration proceedings and related tax matters, as discussed under Coal Supply Agreement in Note 12 of Notes to Consolidated Financial Statements. Lower average sales prices, reduced tax depletion benefits and higher stripping costs also added to the coal earnings decline. Earnings at the construction materials business increased due to businesses acquired since the comparable period last year and increased earnings at existing construction materials operations. Increased aggregate deliveries, lower cement costs and higher average realized prices on ready-mixed concrete all contributed to the increase in construction materials earnings. Higher selling, general and administrative costs and increased interest expense resulting from increased acquisition-related long-term debt somewhat offset the increased earnings at the construction materials business.

Oil and Natural Gas Production Operations

    Earnings for the oil and natural gas production business increased largely as a result of the 1998 $20 million noncash after-tax write-down of oil and natural gas properties, as discussed in Note 3 of Notes to Consolidated Financial Statements. Increased realized oil prices, which were 20 percent higher than last year and higher natural gas production due to new acquisitions also contributed to the increase in earnings. In addition, decreased depreciation, depletion and amortization due to lower rates resulting from the June 1998 and December 1998 write-downs of oil and natural gas properties also added to the earnings improvement. Lower oil production partially offset the earnings increase.

Six Months Ended June 30, 1999 and 1998

Electric Operations

    Electric earnings increased due to increased electric utility earnings and earnings at the utility services companies acquired since the comparable period last year. Sales for resale volumes improved by 67 percent and margins increased by nearly 15 percent, both resulting from favorable contracts. Higher retail sales to all major customer classes and lower retail fuel and purchased power costs also contributed to the earnings improvement. Increased generation at lower cost versus higher cost generating stations and decreased purchased power demand charges resulting from the 1998 pass-through of periodic maintenance costs contributed to the decline in retail fuel and purchased power costs. Increased operation and maintenance expense resulting largely from higher subcontractor costs at the Lewis & Clark station due to boiler and turbine maintenance partially offset the electric utility earnings improvement. Earnings attributable to utility services were $2.7 million compared to $1.1 million a year ago.

Natural Gas Distribution Operations

    Earnings decreased at the natural gas distribution business due to a rate reduction implemented in North Dakota and lower weather-related sales, the result of warmer weather in the first quarter. Increased operation and maintenance expense also added to the decline in earnings. Higher returns on gas in storage and prepaid demand balances somewhat offset the decrease in earnings.

Natural Gas Transmission Operations

    Earnings at the natural gas transmission business increased largely due to the previously discussed $4.4 million after-tax reserve revenue adjustment. The recognition of $1.7 million in the first quarter resulting from a favorable order received from the D.C. Circuit Court relating to the 1992 general rate proceeding also contributed to the increase in earnings. In addition, higher production from company-owned reserves and earnings from new acquisitions also added to the earnings improvement. Decreased transportation to storage and off-system markets at lower average transportation rates and reduced sales of natural gas in inventory somewhat offset the earnings increase. The $3.1 million after-tax reversal of reserves in the first quarter of 1998 for certain contingencies relating to a FERC order concerning a compliance filing also partially offset the 1999 earnings increase. The increase in energy marketing revenue and the related increase in purchased natural gas sold resulted primarily from the acquisition of a natural gas marketing business in July 1998.

Construction Materials and Mining Operations

    Construction materials and mining earnings decreased primarily due to lower earnings at the coal operations largely resulting from the previously discussed reserve additions of $3.7 million after-tax associated with the coal contract arbitration proceedings and related tax matters, as discussed under Coal Supply Agreement in Note 12 of Notes to Consolidated Financial Statements. Lower average sales prices, reduced tax depletion benefits and higher stripping costs also added to the coal earnings decline. Earnings at the construction materials businesses increased slightly due to businesses acquired since the comparable period last year and increased earnings at existing construction materials operations. Increased aggregate deliveries, lower cement costs and higher ready-mixed concrete volumes all contributed to the increase in construction materials operations. Higher selling, general and administrative costs and increased interest expense resulting from increased acquisition-related long-term debt somewhat offset the increased earnings at the construction materials business. Normal seasonal losses realized in the first quarter of 1999 by construction materials businesses not owned during the full first quarter last year also partially offset the earnings improvement at the construction materials business.

Oil and Natural Gas Production Operations

    Earnings for the oil and natural gas production business increased largely as a result of the 1998 $20 million noncash after-tax write-down of oil and natural gas properties, as discussed in Note 3 of Notes to Consolidated Financial Statements. Higher natural gas production due to new acquisitions and decreased depreciation, depletion and amortization due to lower rates resulting from the June 1998 and December 1998 write-downs of oil and natural gas properties also added to the earnings improvement. Lower average oil and natural gas prices in the first quarter and decreased oil production partially offset the increase in earnings.

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

     The company recently made several acquisitions. During the second quarter, the company acquired two construction materials and mining companies. A construction company specializing in commercial grading as well as asphalt and concrete paving joined the company's northern California operations. In southern Oregon, the company acquired a vertically integrated aggregate mining and construction materials company that performs general contracting work including excavation, site preparation, underground utilities and road construction. In addition, in July 1999, the company acquired a Wyoming pipeline and gathering system. The pipeline connects Williston Basin's existing pipeline and storage facilities to the coal seam gas supplies being developed by various producers in Wyoming's Powder River Basin. A gas storage field in western Kentucky was also acquired. None of the above mentioned acquisitions were individually material.

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

State of Readiness --

     The company is conducting a corporate-wide awareness program, compiling an inventory of IT and non-IT systems, and assigning priorities to such systems. As of June 30, 1999, the awareness and inventory phases, including assigning priorities to IT and non-IT systems, have been substantially completed.

     The assessment phase involves the review of each inventory item for year 2000 compliance and efforts to obtain representations and assurances from third parties, including suppliers, vendors and major customers, that such entities are year 2000 compliant. The company has identified key suppliers, vendors and customers and as of June 30, 1999, based on contacts with and representations obtained from approximately 64 percent of these third parties, the company is not aware of any material third party year 2000 problems. The company will continue to contact those material third parties that have not responded seeking written verification of year 2000 readiness. As to those who have not responded, the company is presently unable to determine the potential adverse consequences, if any, that could result from each such entities' failure to effectively address the year 2000 issue. As of June 30, 1999, the assessment phase, as it relates to the company's review of its inventory items, has been substantially completed.

     The remediation, testing and implementation phases of the company's year 2000 plan are currently in various stages of completion. The remediation phase includes replacements, modifications and/or upgrades necessary for year 2000 compliance that were identified in the assessment phase. The testing phase involves testing systems to confirm year 2000 readiness. The implementation phase is the process of moving a remediated item into production status. The table below represents the approximate percentage of completion by business segment for the remediation, testing and implementation phases as of June 30, 1999.

                           Remediation   Testing  Implementation

Electric and natural
  gas distribution             87%         81%         86%

Natural gas transmission       98%         93%         98%

Construction materials
  and mining                   87%         84%         85%

Oil and natural gas
  production                  100%        100%        100%

     The company has established a target date of October 1, 1999, to substantially complete the remediation, testing and implementation phases.

Costs --

     The estimated total incremental cost to the company of the year 2000 issue is approximately $1 million to $3 million during the 1998 through 2000 time periods. As of June 30, 1999, the company has incurred incremental costs of approximately $1 million. These costs are being funded through cash flows from operations. The company has not established a formal process to track internal year 2000 costs but such costs are principally related to payroll and benefits. The company's current estimate of costs of the year 2000 issue is based on the facts and circumstances existing at this time, which were derived utilizing numerous assumptions of future events.

Risks --

     The failure to correct a material year 2000 problem including failures on the part of third parties, could result in a temporary interruption in, or failure of, certain critical business operations, including electric distribution, generation and transmission; natural gas distribution, transmission, storage and gathering; energy marketing; mining and marketing of coal, aggregates and related construction materials; oil and natural gas exploration, production, and development; and utility line construction and repair services. Although the company believes the project will be substantially completed by October 1, 1999, unforeseen and other factors could cause delays in the project, the results of which could have a material effect on the results of operations and the company's ability to conduct its business.

Contingency Planning --

     Due to the general uncertainty inherent in the year 2000 issue, including the uncertainty of the year 2000 readiness of third parties, the company is developing contingency plans for its mission-critical operations. As of June 30, 1999, the utility division, which includes electric generation and transmission and electric and natural gas distribution, has prepared contingency plans in accordance with guidelines and schedules set forth by the North American Electric Reliability Council (NERC) working in conjunction with the Mid-Continent Area Power Pool, the utility's regional reliability council. Such plans are in addition to existing business recovery and emergency plans established to restore electric and natural gas service following an interruption caused by weather or equipment failure. In addition, the company has participated and will continue to participate with the NERC in national drills to assess industry preparation. The natural gas transmission business has adopted the guidelines used at the utility and has completed plans for its administrative and accounting systems. The contingency plans for its other business operations are in the development stage. The oil and natural gas production and the construction materials and mining businesses are in various stages of their contingency planning efforts. Some of the additional contingency plans under consideration include but are not limited to: stockpiling inventories, increasing staffing at critical times, identifying alternative suppliers for critical products and services, using the company's radio system in the event there is a partial loss of voice and data communications and developing manual workarounds and backup procedures. Contingency plans will continue to be developed and finalized and the company anticipates having all such contingency plans substantially in place by October 1, 1999.

Liquidity and Capital Commitments

     The 1999 electric and natural gas distribution capital expenditures are estimated at $31.3 million, including those for system upgrades, routine replacements, service extensions and routine equipment maintenance and replacements. It is anticipated that all of the funds required for these capital expenditures will be met from internally generated funds, the company's $40 million revolving credit and term loan agreement, existing short-term lines of credit aggregating $75 million, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt, the amount and timing of which will depend upon needs, internal cash generation and market conditions. At June 30, 1999, $23 million under the revolving credit and term loan agreement and none of the commercial paper supported by the short-term lines of credit were outstanding.

     Capital expenditures in 1999 for the natural gas transmission business, including those for acquisitions to date, pipeline expansion projects, routine system improvements and continued development of natural gas reserves are estimated at $50.3 million. Capital expenditures are expected to be met with a combination of internally generated funds, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt, the amount and timing of which will depend upon needs, internal cash generation and market conditions.

     The 1999 capital expenditures for the construction materials and mining business, including those for acquisitions to date, routine equipment rebuilding and replacement and the building of construction materials handling and transportation facilities, are estimated at $62 million. It is anticipated that funds generated from internal sources, a commercial paper credit facility at Centennial, as described below, a $10 million line of credit, $5.2 million of which was outstanding at June 30, 1999, and the issuance of long-term debt and the company's equity securities will meet the needs of this business segment.

     Capital expenditures for the oil and natural gas production business related to its oil and natural gas acquisition, development and exploration program are estimated at $68.9 million for 1999. It is anticipated that capital expenditures will be met from internal sources, a commercial paper credit facility at Centennial, as described below, and the issuance of long-term debt and the company's equity securities.

     Centennial, a direct subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that allows for borrowings of up to $200 million. This facility supports the Centennial commercial paper program. Under the commercial paper program, $164 million was outstanding at June 30, 1999.

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

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 1999, the company could have issued approximately $280 million of additional first mortgage bonds.

    The company's coverage of combined fixed charges and preferred stock dividends was 3.2 and 2.5 times for the twelve months ended June 30, 1999, and December 31, 1998, respectively. Additionally, the company's first mortgage bond interest coverage was 6.6 and 6.1 times for the twelve months ended June 30, 1999, and December 31, 1998, respectively. Common stockholders' equity as a percent of total capitalization was 54 percent and 56 percent at June 30, 1999, and December 31, 1998, respectively.

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


                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Apache and Snyder filed a notice of appeal with the North Dakota Supreme Court on May 17, 1999.

    Based on its assessment of the current coal supply agreement arbitration proceedings, Knife River has established reserves for anticipated liabilities in connection with the coal pricing issues and related tax matters.

    On June 3, 1999, several oil and gas royalty interest owners filed suit in Colorado State District Court, in the City and County of Denver, against WBI Production, Inc. (WBI Production), an indirect wholly owned subsidiary of the company, and several former producers of natural gas with respect to certain gas production properties in the state of Colorado.

    For more information on the above legal actions see Note 12 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 9, 1999, the company issued to the shareholders of DSS Company, 898,103 shares of Common Stock, $1.00 par value, to acquire all of the issued and outstanding capital stock of DSS Company. The Common Stock issued by the company in this transaction was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shareholders have acknowledged that they are holding the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

    3(a)    Restated Certificate of Incorporation of the company,
            as amended to date
    4(a(1)) Indenture of Mortgage, dated as of May 1, 1939, as restated in the Forty-Fifth Supplemental Indenture,
            dated as of April 21, 1992, and the Forty-Sixth through
            Forty-Eighth Supplements thereto between the company and
            the New York Trust Company (The Bank of New York,
            successor Corporate Trustee) and A. C. Downing (Douglas J.
            MacInnes, successor Co-Trustee), filed as Exhibit 4(a) in
            Registration No. 33-66682; and Exhibits 4(e), 4(f) and
            4(g) in Registration No. 33-53896
    4(a(2)) Instrument Effecting a Change in Individual
            Trustee dated as of April 30, 1999
   12       Computation  of  Ratio  of Earnings to  Fixed  Charges  and
            Combined Fixed Charges and Preferred Stock Dividends
   27       Financial Data Schedule

b) Reports on Form 8-K

   None.


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MDU RESOURCES GROUP, INC.




DATE    August 9, 1999        BY  /s/ Warren L. Robinson
                                 Warren L. Robinson
                                 Executive Vice President,
                                   Treasurer and Chief Financial
                                   Officer



                              BY /s/ Vernon A. Raile
                                 Vernon A. Raile
                                 Vice President, Controller
                                   and Chief Accounting Officer



                         EXHIBIT INDEX



Exhibit No.

    3(a)    Restated Certificate of Incorporation of the company,
            as amended to date
    4(a(1)) Indenture of Mortgage, dated as of May 1, 1939, as restated in the Forty-Fifth Supplemental Indenture,
            dated as of April 21, 1992, and the Forty-Sixth through
            Forty-Eighth Supplements thereto between the company and
            the New York Trust Company (The Bank of New York,
            successor Corporate Trustee) and A. C. Downing (Douglas J.
            MacInnes, successor Co-Trustee), filed as Exhibit 4(a) in
            Registration No. 33-66682; and Exhibits 4(e), 4(f) and
            4(g) in Registration No. 33-53896
    4(a(2)) Instrument Effecting a Change in Individual
            Trustee dated as of April 30, 1999
   12       Computation of Ratio of Earnings to Fixed Charges  and
            Combined Fixed Charges and Preferred Stock Dividends
   27       Financial Data Schedule