Form 10-Q
period 1999-09-30
MDU RESOURCES GROUP INC
filed 1999-11-12
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999:
57,012,053 shares.




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

    The company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI
Holdings), Knife River Corporation (Knife River), and Utility
Services, Inc. (Utility Services).

    WBI Holdings, through its wholly owned subsidiaries, serves the Midwestern, Southern, Central and Rocky Mountain regions of the United States providing natural gas transmission and related services including storage along with energy marketing and management, wholesale/ retail propane and energy facility construction, and owns oil and natural gas interests throughout the United States and the Gulf of Mexico. Effective September 1, 1999, Fidelity Oil Co. and Fidelity Oil Holdings, Inc., previously wholly owned subsidiaries of Centennial, became indirect wholly owned subsidiaries of WBI Holdings.

    Knife River, through its wholly owned subsidiary, KRC
    Holdings, Inc. (KRC Holdings) and its subsidiaries, mines and markets aggregates and construction materials in Alaska, California, Hawaii, Montana, Oregon and
    Wyoming, and operates lignite coal mines in Montana and North Dakota.

    Utility Services, through its wholly owned subsidiaries, installs and repairs electric transmission and distribution power lines, fiber optic cable and natural gas pipeline and provides related supplies, equipment and engineering services throughout the western United States and Hawaii.



                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 1999 and 1998

  Consolidated Balance Sheets --
    September 30, 1999 and 1998, and December 31, 1998

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 1999 and 1998

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

Exhibits


                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                           Three Months       Nine Months
                                              Ended              Ended
                                            September 30,     September 30,
                                           1999     1998      1999    1998
                                     (In thousands, except per share amounts)

Operating revenues:
 Electric                                $ 65,849 $ 58,791 $185,237 $151,712
 Natural gas                              120,945   64,110  357,979  175,756
 Construction materials and mining        174,132  134,047  342,040  253,903
 Oil and natural gas production            14,665   13,030   39,648   38,444
                                          375,591  269,978  924,904  619,815
Operating expenses:
 Fuel and purchased power                  13,270   12,841   39,225   37,082
 Purchased natural gas sold                85,091   38,461  247,546   81,970
 Operation and maintenance                195,314  149,649  441,084  323,215
 Depreciation, depletion and amortization  20,838   20,006   60,960   57,161
 Taxes, other than income                   7,022    6,326   20,924   18,978
 Write-down of oil and natural gas
  properties (Note 3)                         ---      ---      ---   33,100
                                          321,535  227,283  809,739  551,506
Operating income:
 Electric                                  13,399   11,565   35,467   27,515
 Natural gas distribution                  (2,212)  (2,987)   2,729    2,986
 Natural gas transmission                  15,571    8,357   39,645   29,081
 Construction materials and mining         23,466   22,774   28,420   33,300
 Oil and natural gas production             3,832    2,986    8,904  (24,573)
                                           54,056   42,695  115,165   68,309

Other income -- net                         2,200    1,202    7,033    6,359

Interest expense                            9,178    8,050   26,436   22,400

Income before income taxes                 47,078   35,847   95,762   52,268

Income taxes                               17,980   13,309   36,147   17,723

Net income                                 29,098   22,538   59,615   34,545

Dividends on preferred stocks                 193      194      579      582

Earnings on common stock                 $ 28,905 $ 22,344 $ 59,036 $ 33,963

Earnings per common share -- basic       $    .53 $    .42 $   1.10 $    .68

Earnings per common share -- diluted     $    .52 $    .42 $   1.09 $    .68

Dividends per common share               $    .21 $    .20 $    .61 $  .5833

Weighted average common shares
 outstanding -- basic                      54,995   52,703   53,845   49,698

Weighted average common shares
 outstanding -- diluted                    55,278   53,062   54,102   49,966

The accompanying notes are an integral part of these consolidated statements.

                          MDU RESOURCES GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                     September 30, September 30, December 31,
                                         1999          1998         1998
                                                  (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                $   38,837  $   51,006  $   39,216
 Receivables                                 184,181     119,997     124,114
 Inventories                                  64,736      50,997      44,865
 Deferred income taxes                        14,958      14,305      16,918
 Prepayments and other current assets         30,084      19,601      15,536
                                             332,796     255,906     240,649
Investments                                   43,651      24,722      43,029
Property, plant and equipment:
 Electric                                    597,164     578,211     583,047
 Natural gas distribution                    182,693     176,850     178,522
 Natural gas transmission                    341,788     300,140     304,054
 Construction materials and mining           592,713     468,490     484,419
 Oil and natural gas production              273,363     273,983     260,758
                                           1,987,721   1,797,674   1,810,800
 Less accumulated depreciation,
  depletion and amortization                 776,050     709,272     726,123
                                           1,211,671   1,088,402   1,084,677
Deferred charges and other assets             98,825      85,618      84,420
                                          $1,686,943  $1,454,648  $1,452,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                    $    3,479  $    8,272  $   15,000
 Long-term debt and preferred
  stock due within one year                    5,106       5,456       3,292
 Accounts payable                             93,968      57,119      60,023
 Taxes payable                                20,645       9,157       9,226
 Dividends payable                            12,093      10,774      10,799
 Other accrued liabilities,
  including reserved revenues                 82,454      77,151      71,129
                                             217,745     167,929     169,469
Long-term debt                               487,953     400,244     413,264
Deferred credits and other liabilities:
 Deferred income taxes                       196,876     182,586     173,094
 Other liabilities                           117,418     128,570     129,506
                                             314,294     311,156     302,600
Preferred stock subject to mandatory
 redemption                                    1,600       1,700       1,600
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                             15,000      15,000      15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 56,904,804
    at September 30, 1999, $3.33 par value,
    53,136,765 at September 30, 1998 and
    53,272,951 at December 31, 1998)          56,905     176,945     177,399
  Other paid-in capital                      365,796     168,479     171,486
  Retained earnings                          231,276     216,821     205,583
  Treasury stock at cost - 239,521
    shares                                    (3,626)     (3,626)     (3,626)
    Total common stockholders' equity        650,351     558,619     550,842
   Total stockholders' equity                665,351     573,619     565,842
                                          $1,686,943  $1,454,648  $1,452,775


The accompanying notes are an integral part of these consolidated statements.


                         MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           1999       1998
                                                            (In thousands)

Operating activities:
 Net income                                              $  59,615 $  34,545
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation, depletion and amortization                 60,960    57,161
   Deferred income taxes and investment tax credit           6,754    (6,633)
   Write-down of oil and natural gas properties (Note 3)       ---    33,100
   Changes in current assets and liabilities:
     Receivables                                           (28,789)   (7,350)
     Inventories                                           (13,810)   (4,861)
     Other current assets                                  (14,067)   (3,907)
     Accounts payable                                       24,761    11,531
     Other current liabilities                              19,705   (15,219)
   Other noncurrent changes                                (11,376)   (6,636)

 Net cash provided by operating activities                 103,753    91,731

Financing activities:
 Net change in short-term borrowings                       (17,244)   (2,795)
 Issuance of long-term debt                                 79,633   111,370
 Repayment of long-term debt                               (17,867)  (25,934)
 Issuance of common stock                                    3,184    29,795
 Retirement of natural gas repurchase commitment           (14,296)  (15,174)
 Dividends paid                                            (33,922)  (30,447)

 Net cash provided by (used in) financing activities          (512)   66,815

Investing activities:
 Capital expenditures including acquisitions of businesses:
   Electric                                                (14,943)   (5,267)
   Natural gas distribution                                 (6,888)   (6,112)
   Natural gas transmission                                (39,514)  (12,874)
   Construction materials and mining                       (34,910)  (42,339)
   Oil and natural gas production                          (20,620)  (74,661)
                                                          (116,875) (141,253)
 Net proceeds from sale or disposition of property          12,447     3,083
 Net capital expenditures                                 (104,428) (138,170)
 Sale of natural gas available under repurchase commitment   1,330     7,094
 Investments                                                  (522)   (4,638)

 Net cash used in investing activities                    (103,620) (135,714)

 Increase (decrease) in cash and cash equivalents             (379)   22,832
 Cash and cash equivalents -- beginning of year             39,216    28,174

 Cash and cash equivalents -- end of period              $  38,837 $  51,006



The accompanying notes are an integral part of these consolidated statements.



                   MDU RESOURCES GROUP, INC.
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                  September 30, 1999 and 1998
                           (Unaudited)

 1.  Basis of presentation

         The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1998 (1998 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the company's 1998 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements. For the three months and nine months ended September 30, 1999 and 1998, comprehensive income equaled net income as reported.

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

         Due to low oil prices, the company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at June 30, 1998. Accordingly, the company was required to write down its oil and natural gas producing properties. This noncash write-down amounted to $33.1 million ($20.0 million after tax) for the nine months ended September 30, 1998.

 4.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                                Nine Months Ended
                                                  September 30,
                                                  1999       1998
                                                  (In thousands)

     Interest, net of amount capitalized       $18,059    $16,000
     Income taxes                              $21,724    $24,178

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

 7.  Derivatives

         Williston Basin Interstate Pipeline Company (Williston Basin) and Fidelity Oil Co., both indirect wholly owned subsidiaries of WBI Holdings, have entered into certain price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. These swap and collar agreements are not held for trading purposes. The swap and collar agreements call for Williston Basin and Fidelity Oil Co. to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX or Colorado Interstate Gas Index. The company believes that there is a high degree of correlation because the timing of purchases and production and the swap and collar agreements are closely matched, and hedge prices are established in the areas of operations. Amounts payable or receivable on the swap and collar agreements are matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty. The amounts payable or receivable are generally offset by corresponding increases and decreases in the value of the underlying commodity transactions.

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

         The following table summarizes the company's hedge agreements outstanding at September 30, 1999 (notional amounts in thousands):

                                          Weighted
                                          Average        Notional
                             Year of    Fixed Price       Amount
                           Expiration  (Per Barrel)   (In Barrels)

   Oil swap agreements*       2000        $18.90           586


                                          Weighted
                                          Average        Notional
                             Year of    Fixed Price       Amount
                           Expiration  (Per MMBtu)    (In MMBtu's)

   Natural gas swap
      agreement*              2000        $2.55          1,537


                                          Weighted
                                          Average
                                       Floor/Ceiling     Notional
                             Year of       Price          Amount
                            Expiration  (Per Barrel)   (In Barrels)

   Oil collar agreements*      1999    $14.69/$18.69        184


                                           Weighted
                                           Average
                                        Floor/Ceiling     Notional
                             Year of        Price          Amount
                           Expiration   (Per MMBtu)    (In MMBtu's)

   Natural gas collar
      agreements*              1999     $2.15/$2.58      1,104
                               2000     $2.30/$2.65      2,562


                                          Weighted
                                          Average        Notional
                             Year of    Fixed Price       Amount
                           Expiration  (Per MMBtu)    (In MMBtu's)
   Natural gas futures
      contracts*               2000        $2.38         1,000

   * Receive fixed -- pay variable

         The fair value of these derivative financial instruments reflects the estimated amounts that the company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is currently not recorded on the company's financial statements. Favorable and unfavorable positions related to commodity hedge agreements are expected to be generally offset by corresponding increases and decreases in the value of the underlying commodity transactions. The company's net unfavorable position on all hedge agreements outstanding at September 30, 1999, was $1.4 million.

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

 9.  Business segment data

         The company's operations are conducted through five business segments. The company's reportable segments are those that are based on the company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The electric, natural gas distribution, natural gas transmission, construction materials and mining, and oil and natural gas production businesses are all located within the United States. The electric business operates electric power generation, transmission and distribution facilities in North Dakota, South Dakota, Montana and Wyoming and installs and repairs electric transmission and distribution power lines and provides related supplies, equipment and engineering services throughout the western United States and Hawaii. The natural gas distribution business provides natural gas distribution services in North Dakota, South Dakota, Montana and Wyoming. The natural gas transmission business serves the Midwestern, Southern, Central and Rocky Mountain regions of the United States providing natural gas transmission and related services including storage and production along with energy marketing and management, wholesale/retail propane and energy facility construction. The construction materials and mining business mines and markets aggregates and construction materials in Alaska, California, Hawaii, Montana, Oregon and Wyoming, and operates lignite coal mines in Montana and North Dakota.
     The oil and natural gas production business is engaged in oil and natural gas acquisition, exploration and production activities throughout the United States and the Gulf of Mexico.

       Segment information follows the same accounting policies as described in Note 1 of the company's 1998 Annual Report.
     Segment information included in the accompanying
     Consolidated Statements of Income is as follows:

                                             Operating
                               Operating      Revenues    Earnings
                                Revenues       Inter-     on Common
                                External      segment       Stock
     Three Months                         (In thousands)
     Ended September 30, 1999

     Electric                  $  65,849     $      ---    $   6,647
     Natural gas distribution     19,926            ---       (1,730)
     Natural gas transmission    101,019          4,615        8,248
     Construction materials
       and mining                170,749          3,383*      13,615
     Oil and natural gas
       production                 14,665            ---        2,125
     Intersegment eliminations       ---         (4,615)         ---
     Total                     $ 372,208     $    3,383*   $  28,905

     Three Months
     Ended September 30, 1998

     Electric                  $  58,791     $      ---    $   5,464
     Natural gas distribution     14,513            ---       (2,354)
     Natural gas transmission     49,597          4,235        4,162
     Construction materials
       and mining                130,555          3,492*      13,283
     Oil and natural gas
       production                 13,030            ---        1,789
     Intersegment eliminations       ---         (4,235)         ---
     Total                     $ 266,486      $   3,492*   $  22,344


     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

                                             Operating
                               Operating      Revenues    Earnings
                                Revenues       Inter-     on Common
                                External      segment       Stock
     Nine Months                           (In thousands)
     Ended September 30, 1999

     Electric                  $ 185,237     $      ---    $  16,874
     Natural gas distribution    106,931            ---          598
     Natural gas transmission    251,048         31,735       21,807
     Construction materials
       and mining                331,516         10,524*      14,506
     Oil and natural gas
       production                 39,648            ---        5,251
     Intersegment eliminations       ---        (31,735)         ---
     Total                     $ 914,380     $   10,524*   $  59,036

     Nine Months
     Ended September 30, 1998

     Electric                  $ 151,712     $      ---    $  12,049
     Natural gas distribution    101,347            ---          362
     Natural gas transmission     74,409         31,271       16,623
     Construction materials
       and mining                243,319         10,584*      19,178
     Oil and natural gas
       production                 38,444            ---      (14,249)
     Intersegment eliminations       ---        (31,271)         ---
     Total                     $ 609,231     $   10,584*   $  33,963

     * In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

         The company has acquired a number of businesses during the first nine months of 1999, none of which were individually material, including construction materials and mining companies with operations in California, Montana, Oregon and Wyoming and a utility services company based in Oregon. The total purchase consideration for these businesses, consisting of the company's common stock and cash, was $74.5 million.

10.  Regulatory matters and revenues subject to refund

         Williston Basin had pending with the Federal Energy Regulatory Commission (FERC) a general natural gas rate change application implemented in 1992. In October 1997, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in prior orders concerning the 1992 proceeding. On January 22, 1999, the D.C. Circuit Court issued its opinion remanding the issues of return on equity, ad valorem taxes and throughput to the FERC for further explanation and justification. The mandate was issued by the D.C. Circuit Court to the FERC on March 11, 1999. By order dated June 1, 1999, the FERC remanded the return on equity issue to an Administrative Law Judge for further proceedings. On October 13, 1999, the FERC approved a settlement proposed by the parties to the proceeding which resolves the remanded return on equity issue and concludes the proceeding. Based on the FERC's approval of this settlement, Williston Basin sought reimbursement from its customers of a portion of the refunds made in 1997 relating to the return on equity issue.

         In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC resulting in an increase of $8.9 million or
     19.1 percent over the then current effective rates. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. On June 1, 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanded the return on equity issue to an Administrative Law Judge for further proceedings. On July 1, 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1, 1999 FERC order. On September 29, 1999, the FERC granted Williston Basin's request for rehearing with respect to the return on equity issue but also ordered Williston Basin to issue refunds prior to the final determination in this proceeding. As a result, on October 29, 1999, Williston Basin issued refunds to its customers totaling $11.3 million, all amounts which had previously been reserved. In addition, on July 29, 1999, Williston Basin appealed to the D.C. Circuit Court certain issues concerning storage cost allocations as decided by the FERC in its June 1, 1999 order. On October 12, 1999, the D.C. Circuit Court issued an order which dismissed Williston Basin's appeal but permitted Williston Basin to again appeal such previously contested issues upon final determination of all issues by the FERC in this proceeding.

         Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Based on the June 1, 1999 FERC orders referenced above, Williston Basin in the second quarter of 1999 determined that reserves it had previously established exceeded its expected refund obligation and, accordingly, reversed reserves in the amount of $4.4 million after-tax. Williston Basin believes that its remaining reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

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

         On April 20, 1999, the U.S. Court of Appeals issued its order which affirmed in part and reversed in part the Federal District Court's June 1997 decision. Additionally, the U.S. Court of Appeals remanded the case to the Federal District Court for further determination of the prices and volumes to be used for determination of damages. The U.S. Court of Appeals also remanded to the lower court for further consideration of the issue of whether pre-judgment interest on damages is recoverable by Moncrief. As a result of the decision by the U.S. Court of Appeals, and in the absence of rehearing, the prior judgment of $15.6 million by the Federal District Court will be vacated. Based on the decision by the U.S. Court of Appeals, Williston Basin estimates its liability for damages on the remanded issues will be less than $5 million.

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

     Apache Corporation/Snyder Oil Corporation --

         In December 1993, Apache Corporation (Apache) and
     Snyder Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court), against Williston Basin and the company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the company had a natural gas purchase contract with Koch. Apache and Snyder have alleged they are entitled to damages for the breach of Williston Basin's and the company's contract with Koch. Williston Basin and the company believe that if Apache and Snyder have any legal claims, such claims are with Koch, not with Williston Basin or the company as Williston Basin, the company and Koch have settled their disputes. Apache and Snyder have submitted damage estimates under differing theories aggregating up to $4.8 million without interest. A motion to intervene in the case by several other producers, all of which had contracts with Koch but not with Williston Basin, was denied in December 1996. In November 1998, the North Dakota District Court entered an order directing the entry of judgment in favor of Williston Basin and the company. In December 1998, Apache and Snyder filed a motion for relief asking the North Dakota District Court to reconsider its November 1998 order. On February 4, 1999, the North Dakota District Court denied the motion for relief filed by Apache and Snyder. On
     March 31, 1999, judgment was entered, thereby dismissing Apache and Snyder's claims against the company. Apache and Snyder filed a notice of appeal with the North Dakota Supreme Court on May 17, 1999. Oral argument before the North Dakota Supreme Court was held on October 28, 1999. Williston Basin and the company are awaiting a decision from the North Dakota Supreme Court.

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

         In September 1996, the Co-owners notified the company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association (AAA), did not make any direct claim against the company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the pricing dispute is not a proper subject for arbitration. By an April 1997 order, the arbitration panel concluded that the claims raised by the Co-owners are arbitrable. The Co-owners requested that the arbitrators make a determination that the prices charged by Knife River were excessive and that the Co-owners should be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price. Upon application by the company and Knife River, the AAA administratively determined that the company was not a proper party defendant to the arbitration, and the arbitration proceeded against Knife River. In October 1998, a hearing before the arbitration panel was completed. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the Agreement. Based on its assessment of the proceedings, Knife River's earnings in the second quarter of 1999 reflected a $3.7 million after-tax charge regarding the coal pricing issues and related tax matters.
     As a result of a decision rendered by the arbitrators in August 1999, Knife River's 1999 third quarter earnings include a $1.9 million after-tax charge reflecting the resolution of this matter.

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

          In their complaint, the royalty interest owners have alleged, in part, breach of oil and gas lease obligations and unjust enrichment on the part of WBI Production and the other former producers with respect to the amount of royalties being paid to the royalty interest owners. The royalty interest owners have requested damages for additional royalties and other costs, including pre-judgment interest. No specific amount of damages has been stated. Trial before the Colorado State District Court has been scheduled for April 24, 2000.

          WBI Production intends to vigorously contest the suit.

12.  Environmental matters

         Montana-Dakota and Williston Basin discovered polychlorinated biphenyls (PCBs) in portions of their natural gas systems and informed the United States Environmental Protection Agency (EPA) in January 1991. Montana-Dakota and Williston Basin believe the PCBs entered the system from a valve sealant. In January 1994, Montana-Dakota, Williston Basin and Rockwell International Corporation (Rockwell), manufacturer of the valve sealant, reached an agreement under which Rockwell has reimbursed and will continue to reimburse Montana-Dakota and Williston Basin for a portion of certain remediation costs. On the basis of findings to date, Montana-Dakota and Williston Basin estimate future environmental assessment and remediation costs will aggregate $3 million to $15 million. Based on such estimated cost, the expected recovery from Rockwell and the ability of Montana-Dakota and Williston Basin to recover their portions of such costs from customers, Montana-Dakota and Williston Basin believe that the ultimate costs related to these matters will not be material to each of their respective financial positions or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    For purposes of segment financial reporting and discussion of results of operations, electric includes the electric operations of Montana-Dakota, as well as the operations of Utility Services. Natural gas distribution includes Montana-Dakota's natural gas distribution operations. Natural gas transmission includes WBI Holdings' storage, transportation, gathering, energy marketing and natural gas production operations, excluding the operations of Fidelity Oil Co. and Fidelity Oil Holdings, Inc. Construction materials and mining includes the results of Knife River's operations, while oil and natural gas production includes the operations of Fidelity Oil Co. and Fidelity Oil Holdings, Inc.

Overview

    The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the company's businesses.

                                    Three Months      Nine Months
                                       Ended            Ended
                                    September 30,    September 30,
                                     1999    1998    1999     1998
Electric                            $ 6.6  $  5.4  $ 16.9    $12.0
Natural gas distribution             (1.7)   (2.4)     .6       .4
Natural gas transmission              8.3     4.2    21.8     16.6
Construction materials and mining    13.6    13.3    14.5     19.2
Oil and natural gas production        2.1     1.8     5.2    (14.2)
Earnings on common stock            $28.9  $ 22.3  $ 59.0    $34.0

Earnings per common share - basic   $ .53  $  .42  $ 1.10    $ .68**

Earnings per common share - diluted $ .52  $  .42  $ 1.09    $ .68**

Return on average common equity
   for the 12 months ended                          10.2%*   10.8%**


* Reflects the effect of a $19.9 million noncash after-tax write-down of oil and natural gas properties in December 1998.

** Reflects the effect of a $20 million noncash after-tax write-down of oil and natural gas properties in June 1998.


Three Months Ended September 30, 1999 and 1998

   Consolidated earnings for the quarter ended September 30, 1999, were up $6.6 million from the comparable period a year ago due to higher earnings at all businesses.

Nine Months Ended September 30, 1999 and 1998

     Consolidated earnings for the nine months ended September 30, 1999, were up $25.0 million from the comparable period a year ago due to higher earnings at the oil and natural gas production business, largely resulting from a 1998 $20 million noncash after-tax write-down of oil and natural gas properties. Higher earnings at the electric, natural gas distribution and natural gas transmission businesses also added to the increase in earnings. Decreased earnings at the construction materials and mining business partially offset the earnings improvement.

                ________________________________

   Reference should be made to Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

   The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business units.

Electric Operations
                                 Three Months      Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  1999     1998     1999    1998
Operating revenues:
  Retail sales                 $  33.9  $  35.1  $  98.4 $  97.6
  Sales for resale and other       6.3      3.8     18.9    11.7
  Utility services                25.7     19.9     67.9    42.4
                                  65.9     58.8    185.2   151.7
Operating expenses:
  Fuel and purchased power        13.3     12.9     39.2    37.1
  Operation and maintenance       31.4     26.7     87.4    65.5
  Depreciation, depletion and
    amortization                   5.2      5.2     15.5    14.6
  Taxes, other than income         2.6      2.4      7.6     7.0
                                  52.5     47.2    149.7   124.2
Operating income               $  13.4  $  11.6  $  35.5 $  27.5

Retail sales (million kWh)       537.1    550.8  1,554.7 1,533.5
Sales for resale (million kWh)   187.2    112.2    704.5   421.7
Average cost of fuel and
  purchased power per kWh      $  .017  $  .018  $  .016 $  .018

Natural Gas Distribution Operations

                                 Three Months      Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  1999     1998     1999    1998
Operating revenues:
  Sales                        $  19.1  $  13.8  $ 104.3 $  98.9
  Transportation and other          .8       .7      2.6     2.5
                                  19.9     14.5    106.9   101.4
Operating expenses:
  Purchased natural gas sold      12.1      7.7     73.4    68.5
  Operation and maintenance        7.2      7.0     22.1    21.5
  Depreciation, depletion and
    amortization                   1.8      1.8      5.5     5.3
  Taxes, other than income         1.0      1.0      3.2     3.1
                                  22.1     17.5    104.2    98.4
Operating income (loss)        $  (2.2) $  (3.0) $   2.7 $   3.0

Volumes (MMdk):
  Sales                            3.1      2.4     21.3    20.9
  Transportation                   2.6      2.1      7.9     7.0
Total throughput                   5.7      4.5     29.2    27.9

Degree days (% of normal)       168.5%    61.7%    95.1%   93.6%
Average cost of gas, including
  transportation thereon,
  per dk                       $  3.87  $  3.18  $  3.44 $  3.27

Natural Gas Transmission Operations

                                 Three Months      Nine Months
                                   Ended             Ended
                                September 30,     September 30,
                                  1999     1998     1999    1998
Operating revenues:
  Transportation and storage   $  19.6  $  14.4  $  55.4 $  47.3
  Energy marketing and
    natural gas production        86.0     39.4    227.4    58.4
                                 105.6     53.8    282.8   105.7
Operating expenses:
  Purchased natural gas sold      77.6     35.0    205.8    44.8
  Operation and maintenance        8.0      7.0     24.4    21.3
  Depreciation, depletion and
    amortization                   2.7      2.1      7.9     6.2
  Taxes, other than income         1.7      1.4      5.0     4.3
                                  90.0     45.5    243.1    76.6
Operating income               $  15.6  $   8.3  $  39.7 $  29.1

Transportation volumes (MMdk):
    Montana-Dakota                 7.6      8.0     22.9    24.0
    Other                         11.6     16.4     33.2    45.9
                                  19.2     24.4     56.1    69.9

Natural gas production (Mdk)     2,765    1,676    8,035   5,145

Construction Materials and Mining Operations

                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  1999     1998     1999    1998
Operating revenues:
  Construction materials       $ 165.8  $ 126.4  $ 315.8 $ 228.0
   Coal                            8.3      7.7     26.2    25.9
                                 174.1    134.1    342.0   253.9
Operating expenses:
  Operation and maintenance      143.0    104.8    292.8   203.5
  Depreciation, depletion and
    amortization                   6.7      5.6     18.2    14.6
  Taxes, other than income          .9       .9      2.6     2.5
                                 150.6    111.3    313.6   220.6
Operating income               $  23.5  $  22.8  $  28.4 $  33.3

Sales (000's):
  Aggregates (tons)              5,208    4,540    9,778   7,962
  Asphalt (tons)                 1,415      973    2,326   1,393
  Ready-mixed concrete
    (cubic yards)                  354      342      861     740
  Coal (tons)                      789      678    2,430   2,239

Oil and Natural Gas Production Operations

                                 Three Months      Nine Months
                                   Ended             Ended
                                September 30,     September 30,
                                  1999     1998     1999    1998
Operating revenues:
  Oil                          $   7.3  $   5.7  $  19.0 $  18.8
  Natural gas                      7.4      7.3     20.7    19.6
                                  14.7     13.0     39.7    38.4
Operating expenses:
  Operation and maintenance        5.7      4.1     14.4    11.4
  Depreciation, depletion and
    amortization                   4.4      5.3     13.9    16.4
  Taxes, other than income          .8       .6      2.5     2.1
  Write-down of oil and
    natural gas properties         ---      ---      ---    33.1
                                  10.9     10.0     30.8    63.0
Operating income (loss)        $   3.8  $   3.0  $   8.9 $ (24.6)

Production:
  Oil (000's of barrels)           414      455    1,332   1,428
  Natural gas (MMcf)             2,899    3,649    9,687   9,399

Average sales price:
  Oil (per barrel)             $ 17.54  $ 12.65  $ 14.25 $ 13.21
  Natural gas (per Mcf)        $  2.55  $  1.99  $  2.13 $  2.08

    Amounts presented in the preceding tables for natural gas operating revenues and purchased natural gas sold for the three and nine months ended September 30, 1999 and 1998, will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between Montana-Dakota's natural gas distribution business and WBI Holdings' natural gas transmission business.

Three Months Ended September 30, 1999 and 1998

Electric Operations

     Electric earnings improved due to increased earnings at the utility services companies and increased electric utility earnings. Utility services contributed $1.9 million to earnings during the third quarter of 1999 compared to $982,000 a year ago. The increase is due to increased workload and higher margins from existing operations and earnings from a business acquired since the comparable period last year. At the electric utility, sales for resale revenue improved due to higher volumes and increased average realized rates, both largely resulting from favorable contracts. Lower retail sales to residential and commercial customers, due to colder weather than last year, partially offset the electric utility earnings improvement.

Natural Gas Distribution Operations

    Earnings increased at the natural gas distribution business largely due to increased sales volumes and higher volumes transported, primarily to industrial customers.

Natural Gas Transmission Operations

    Earnings at the natural gas transmission business increased primarily due to a $3.9 million after-tax reserve adjustment relating to the resolution of certain production tax and other state tax matters. Increased volumes produced from company-owned natural gas reserves at higher natural gas prices combined with earnings from new acquisitions also added to the improvement. Decreased transportation to storage and off-system markets at lower average transportation rates somewhat offset the earnings increase. The increase in energy marketing revenue and the related increase in purchased natural gas sold resulted primarily from increased energy marketing volumes.

Construction Materials and Mining Operations

    Construction materials and mining earnings increased primarily due to the acquisitions which have occurred since the comparable period a year ago and increased earnings at existing construction materials operations. Increased asphalt volumes, construction activity, and sales of other product lines, partially offset by higher aggregate costs and higher selling, general and administrative costs contributed to the increased earnings at the existing construction materials businesses. Earnings at the coal operations decreased largely due to a $1.9 million after-tax charge relating to the coal contract arbitration proceedings and related tax matters, as discussed under Coal Supply Agreement in
Note 11 of Notes to Consolidated Financial Statements. Higher stripping costs and lower average sales prices also contributed to the coal earnings decline.

Oil and Natural Gas Production Operations

    Earnings for the oil and natural gas production business increased as a result of increased realized oil and natural gas prices which were 39 percent and 28 percent higher than last year, respectively. Lower oil and natural gas production, resulting mainly from property sales and the postponement of in-field drilling due to 1998 depressed commodity prices, and increased operation and maintenance expenses resulting from higher general and administrative expenses largely offset the earnings improvement.

Nine Months Ended September 30, 1999 and 1998

Electric Operations

     Electric earnings increased due to increased electric utility earnings and earnings at the utility services companies acquired since the comparable period last year. Sales for resale revenue improved due to a 67 percent increase in volumes and increased average realized rates, both largely resulting from favorable contracts. Lower retail fuel and purchased power costs and higher retail sales to commercial and industrial customers also contributed to the earnings improvement. Increased generation at lower cost versus higher cost generating stations and decreased purchased power demand charges resulting from the 1998 pass-through of periodic maintenance costs, related to a participation power contract, contributed to the decline in retail fuel and purchased power costs. Increased operation and maintenance expense resulting largely from higher subcontractor costs, primarily at the Lewis & Clark station due to boiler and turbine maintenance, and increased payroll expense partially offset the electric utility earnings improvement. Earnings attributable to utility services were $4.6 million compared to $2.1 million a year ago. The earnings improvement is due to earnings from acquisitions since the comparable period last year and increased workload and higher margins from existing operations.

Natural Gas Distribution Operations

    Earnings increased at the natural gas distribution business due to higher sales volumes. Higher returns on gas in storage and prepaid demand balances, increased volumes transported, primarily to industrial customers, and higher service and repair income also contributed to the earnings improvement. A rate reduction implemented in North Dakota in early 1999 and increased operation and maintenance expense resulting from higher payroll expenses partially offset the earnings improvement.

Natural Gas Transmission Operations

    Earnings at the natural gas transmission business increased largely due to a $4.4 million after-tax reserve revenue adjustment in the second quarter associated with FERC orders received in the 1992 and 1995 rate proceedings and the previously discussed $3.9 million after-tax reserve adjustment which occurred in the third quarter. The recognition of $1.7 million in the first quarter resulting from a favorable order received from the D.C. Circuit Court relating to the 1992 general rate proceeding also contributed to the increase in earnings. In addition, increased volumes produced from company-owned natural gas reserves at higher natural gas prices combined with earnings from new acquisitions also added to the earnings improvement. Decreased transportation to storage and off-system markets at lower average transportation rates and reduced sales of natural gas in inventory somewhat offset the earnings increase. The $3.1 million after-tax reversal of reserves in the first quarter of 1998 for certain contingencies relating to a FERC order concerning a compliance filing also partially offset the 1999 earnings increase. The increase in energy marketing revenue and the related increase in purchased natural gas sold resulted from the acquisition of a natural gas marketing business in July 1998 and increased energy marketing volumes.

Construction Materials and Mining Operations

    Construction materials and mining earnings decreased primarily due to lower earnings at the coal operations largely resulting from $5.6 million in after-tax charges relating to the coal contract arbitration proceedings and related tax matters, as discussed under Coal Supply Agreement in Note 11 of Notes to Consolidated Financial Statements. Lower average sales prices and higher stripping costs also added to the coal earnings decline. Earnings at the construction materials businesses increased due to businesses acquired since the comparable period last year and increased earnings at existing construction materials operations. Higher asphalt and aggregate volumes, increased construction activity and sales of other product lines all contributed to the increase in construction materials operations. Higher selling, general and administrative costs, higher aggregate costs and increased interest expense resulting from increased acquisition-related long-term debt somewhat offset the increased earnings at the construction materials business. Normal seasonal losses realized in the first quarter of 1999 by construction materials businesses not owned during the full first quarter last year also partially offset the earnings improvement at the construction materials business.

Oil and Natural Gas Production Operations

    Earnings for the oil and natural gas production business increased largely as a result of the 1998 $20 million noncash after-tax write-down of oil and natural gas properties, as discussed in Note 3 of Notes to Consolidated Financial Statements. Higher oil and natural gas prices, increased natural gas production and decreased depreciation, depletion and amortization due largely to lower rates resulting from the June 1998 and December 1998 write-downs of oil and natural gas properties also added to the earnings improvement. Decreased oil production, as previously discussed, increased income taxes, and higher operation and maintenance expense partially offset the increase in earnings. Higher operation and maintenance expense resulted from changes in production mix and increased well maintenance and higher general and administrative expenses.

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

Nonregulated Operations --

     Certain important factors which could cause actual results or outcomes for the company and all or certain of its nonregulated operations to differ materially from those discussed in forward-looking statements include the level of governmental expenditures on public projects and project schedules, changes in anticipated tourism levels, the effects of competition, oil and natural gas commodity prices, drilling successes in oil and natural gas operations, ability to acquire oil and natural gas properties, and the availability of economic expansion or development opportunities.

Factors Common to Regulated and Nonregulated Operations --

     The business and profitability of the company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the company's financial instruments, changes in accounting principles and/or the application of such principles to the company, changes in technology and legal proceedings, the ability to effectively integrate the operations of acquired companies, and the ability of the company and third parties, including suppliers and vendors, to identify and address year 2000 issues in a timely manner.

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

   The company has acquired a number of businesses during the first nine months of 1999, none of which were individually material, including construction materials and mining companies with operations in California, Montana, Oregon and Wyoming and a utility services company based in Oregon. The total purchase consideration for these businesses, consisting of the company's common stock and cash, was $74.5 million.

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

State of Readiness --

     The company is conducting a corporate-wide awareness program, compiling an inventory of IT and non-IT systems, and assigning priorities to such systems. As of September 30, 1999, the awareness and inventory phases, including assigning priorities to IT and non-IT systems, have been substantially completed.

     The assessment phase involves the review of each inventory item for year 2000 compliance and efforts to obtain representations and assurances from third parties, including suppliers, vendors and major customers, that such entities are year 2000 compliant. The company has identified key suppliers, vendors and customers and as of September 30, 1999, based on contacts with and representations obtained from approximately 72 percent of these third parties, the company is not aware of any material third party year 2000 problems. The company will continue to contact those material third parties that have not responded seeking written verification of year 2000 readiness. As to those who have not responded, the company is presently unable to determine the potential adverse consequences, if any, that could result from each such entities' failure to effectively address the year 2000 issue. As of September 30, 1999, the assessment phase has been substantially completed.

     The remediation phase includes replacements, modifications and/or upgrades necessary for year 2000 compliance that were identified in the assessment phase. The testing phase involves testing systems to confirm year 2000 readiness. The implementation phase is the process of moving a remediated item into production status. As of September 30, 1999, the remediation, testing and implementation phases have been substantially completed.

Costs --

     The estimated total incremental cost to the company of the year 2000 issue is approximately $1.2 million to $2 million during the 1998 through 2000 time periods. As of September 30, 1999, the company has incurred incremental costs of approximately $1.2 million. These costs are being funded through cash flows from operations. The company has not established a formal process to track internal year 2000 costs but such costs are principally related to payroll and benefits. The company's current estimate of costs of the year 2000 issue is based on the facts and circumstances existing at this time, which were derived utilizing numerous assumptions of future events.

Risks --

     The failure to correct a material year 2000 problem including failures on the part of third parties, could result in a temporary interruption in, or failure of, certain critical business operations, including electric distribution, generation and transmission; natural gas distribution, transmission, storage and gathering; energy marketing; mining and marketing of coal, aggregates and related construction materials; oil and natural gas exploration, production, and development; and utility line
construction and repair services.   Although the company has
substantially completed its year 2000 plan, unforeseen factors could have a material effect on the results of operations and the company's ability to conduct its business.

Contingency Planning --

     Due to the general uncertainty inherent in the year 2000 issue, including the uncertainty of the year 2000 readiness of third parties, the company is developing contingency plans for its mission-critical operations. As of September 30, 1999, the utility division, which includes electric generation and transmission and electric and natural gas distribution, has prepared contingency plans in accordance with guidelines and schedules set forth by the North American Electric Reliability Council (NERC) working in conjunction with the Mid-Continent Area Power Pool, the utility's regional reliability council. Such plans are in addition to existing business recovery and emergency plans established to restore electric and natural gas service following an interruption caused by weather or equipment failure. In addition, the company has participated with the NERC in national drills to assess industry preparation. The natural gas transmission business has adopted guidelines similar to the utility division and has also completed plans for its administrative and accounting systems. The contingency plans for the other business operations are substantially completed. Additional contingency plans include but are not limited to: stockpiling inventories, scheduling staffing at critical times, identifying alternative suppliers, using the company's radio system in the event there is a partial loss of voice and data communications and developing manual workarounds and backup procedures.

Liquidity and Capital Commitments

     The 1999 electric and natural gas distribution capital expenditures are estimated at $42.8 million, including those for a utility services company acquisition to date, system upgrades, routine replacements, service extensions and routine equipment maintenance and replacements. It is anticipated that all of the funds required for these capital expenditures will be met from internally generated funds, the company's $40 million revolving credit and term loan agreement, existing short-term lines of credit aggregating $75 million, a commercial paper credit facility at Centennial, as described below, the issuance of long-term debt and the issuance of the company's equity securities. At September 30, 1999, $37 million under the revolving credit and term loan agreement and none of the commercial paper supported by the short-term lines of credit were outstanding.

     Capital expenditures in 1999 for the natural gas transmission business, including those for acquisitions to date, pipeline expansion projects, routine system improvements and continued development of natural gas reserves are estimated at $49.8 million. Capital expenditures are expected to be met with a combination of internally generated funds, a commercial paper credit facility at Centennial, as described below, and the issuance of long-term debt.

     The 1999 capital expenditures for the construction materials and mining business, including those for acquisitions to date, routine equipment rebuilding and replacement and the building of construction materials handling and transportation facilities, are estimated at $112.4 million. It is anticipated that funds generated from internal sources, a commercial paper credit facility at Centennial, as described below, a $10 million line of credit, none of which was outstanding at September 30, 1999, and the issuance of long-term debt and the company's equity securities will meet the needs of this business segment.

     Capital expenditures for the oil and natural gas production business related to its oil and natural gas acquisition, development and exploration program are estimated at $61.7 million for 1999. It is anticipated that capital expenditures will be met from internal sources, a commercial paper credit facility at Centennial, as described below, and the issuance of long-term debt and the company's equity securities.

     Centennial, a direct subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that allows for borrowings of up to $240 million. This facility supports the Centennial commercial paper program. Under the commercial paper program, $163 million was outstanding at September 30, 1999.

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

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 1999, the company could have issued approximately $283 million of additional first mortgage bonds.

    The company's coverage of combined fixed charges and preferred stock dividends was 3.4 and 2.5 times for the twelve months ended September 30, 1999, and December 31, 1998, respectively. Additionally, the company's first mortgage bond interest coverage was 6.9 and 6.1 times for the twelve months ended September 30, 1999, and December 31, 1998, respectively. Common stockholders' equity as a percent of total capitalization was 56 percent at September 30, 1999, and December 31, 1998.

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


                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Oral argument before the North Dakota Supreme Court was held on October 28, 1999 in the Apache and Snyder legal proceeding.
Williston Basin and the company are awaiting a decision from the North Dakota Supreme Court.

     As a result of a decision rendered by the arbitrators in August 1999, Knife River's third quarter earnings include a $1.9 million after-tax charge reflecting the resolution of the coal supply agreement arbitration proceedings.

     Trial before the Colorado State District Court has been scheduled for April 24, 2000 in the oil and gas royalty interest owners legal proceeding.

     For more information on the above legal actions see Note 11 of Notes to Consolidated Financial Statements.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 16, 1999, the company issued to the shareholders of Loy Clark Pipeline Co., 516,661 shares of Common Stock, $1.00 par value, to acquire all of the issued and outstanding capital stock of Loy Clark Pipeline Co. On September 1, 1999, the company issued to the shareholders of JTL Group, Inc., a Montana corporation, and JTL Group, Inc., a Wyoming corporation, an aggregate of 2,094,515 shares of Common Stock, $1.00 par value, to acquire all of the issued and outstanding capital stock of JTL Group, Inc., a Montana corporation, and JTL Group, Inc., a Wyoming corporation. The Common Stock issued by the company in these two transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shareholders have acknowledged that they are holding the company's Common Stock as an investment and not with a view to distribution.

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


                              MDU RESOURCES GROUP, INC.




DATE   November 12, 1999      BY  /s/ Warren L. Robinson
                                 Warren L. Robinson
                                 Executive Vice President,
                                   Treasurer and Chief Financial
                                   Officer



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