Form 10-K
period 1999-12-31
MDU RESOURCES GROUP INC
filed 2000-03-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999
                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

     Title of each class              Name of each exchange
    Common Stock, par value $1.00      on which registered
and Preference Share Purchase Rights  New York Stock Exchange
                                      Pacific Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  State  the  aggregate  market  value of  the  voting  stock  held  by
nonaffiliates   of   the   registrant  as   of   February   25,   2000:
$1,041,284,000.

  Indicate   the  number  of  shares  outstanding  of   each   of   the
Registrant's  classes  of  common  stock,  as  of  February  25,  2000:
57,056,646 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
 1. Pages 27 through 55 of the Registrant's Annual Report to Stockholders for 1999 are incorporated by reference in Part II, Items 6 and 8 of this Report.
 2. Portions of the Registrant's Proxy Statement, dated March 10, 2000 are incorporated by reference in Part III, Items 10, 11 and 12 of this Report.

                            CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Electric
   Natural Gas Distribution
   Utility Services
   Pipeline and Energy Services
   Oil and Natural Gas Production
   Construction Materials and Mining --
     Construction Materials
     Coal
     Consolidated Construction Materials and Mining

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

 Item 12 -- Security Ownership of Certain Beneficial
             Owners and Management

 Item 13 -- Certain Relationships and Related
             Transactions

PART IV

 Item 14 -- Exhibits, Financial Statement Schedules and
             Reports on Form 8-K

                             PART I

    This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-looking Statements. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

    MDU Resources Group, Inc. (company) is a diversified natural resource company which was incorporated under the laws of the State of Delaware in 1924. Its principal executive offices are at Schuchart Building, 918 East Divide Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 222-7900.

    Montana-Dakota Utilities Co. (Montana-Dakota), the public utility division of the company, through the electric and natural gas distribution segments, generates, transmits and distributes electricity, distributes natural gas and provides related value-added products and services in the Northern Great Plains.

    The company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI
Holdings), Knife River Corporation (Knife River), and Utility
Services, Inc. (Utility Services).

    WBI Holdings is comprised of the pipeline and energy services and the oil and natural gas production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems and provides energy marketing and management services throughout the United States. The oil and natural gas production segment is engaged in oil and natural gas acquisition, exploration and production throughout the United States and in the Gulf of Mexico.

    Knife River mines and markets aggregates and related value-added construction materials products and services in the western United States, including Alaska and Hawaii, and also operates lignite coal mines in Montana and North Dakota.

    Utility Services is a full-service engineering, design and build company operating in the western United States specializing in construction and maintenance of power and natural gas distribution and transmission systems as well as communication and fiber optic facilities.

    As of December 31, 1999, the company had 3,791 full-time employees with 78 employed at MDU Resources Group, Inc., 910 at Montana-Dakota, 326 at WBI Holdings, 1,883 at Knife River's operations and 594 at Utility Services. Approximately 438 and 85 of the Montana-Dakota and WBI Holdings employees, respectively, are represented by the International Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through April 30, 2003 and March 31, 2002, for Montana-Dakota and WBI Holdings, respectively. Knife River has a labor contract through May 1, 2001, with the United Mine Workers of America, which represents its coal operation's hourly workforce aggregating 111 employees. In addition, Knife River has 19 labor contracts which represent 550 of its construction materials employees. Utility Services has 33 labor contracts representing the majority of its employees.

    During 1999, the company underwent segment operating and reporting changes. The financial results and data applicable to each of the company's business segments as well as their financing requirements and a discussion regarding the previously mentioned operating segment changes are set forth in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

    Any reference to the company's Consolidated Financial
Statements and Notes thereto shall be to pages 27 through 53 in the company's Annual Report to Stockholders for 1999 (Annual
Report), which are incorporated by reference herein.

ELECTRIC

General --

    Montana-Dakota provides electric service at retail, serving over 115,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 1999. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under System Supply and System Demand, and approximately 3,100 and 4,000 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of
December 31, 1999, Montana-Dakota's net electric plant investment approximated $278.6 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the company to The Bank of New York and Douglas J. MacInnes, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MTPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission (WYPSC). The percentage of Montana-Dakota's 1999 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 61 percent;
Montana -- 22 percent; South Dakota -- 8 percent and Wyoming --
9 percent.

System Supply and System Demand --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 426,400 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, 66,400 kW of participation power from Basin Electric Power Cooperative for its interconnected system.

    The following table sets forth details applicable to the company's electric generating stations:
                                                       1999 Net
                                                      Generation
                            Nameplate      Summer     (kilowatt-
 Generating                  Rating      Capability     hours in
  Station         Type         (kW)         (kW)       thousands)

North Dakota --
  Coyote*       Steam         103,647       106,750      752,862
  Heskett       Steam          86,000       103,000      526,121
  Williston     Combustion
                  Turbine       7,800         9,600           76

South Dakota --
  Big Stone*    Steam          94,111       103,660      828,840

Montana --
  Lewis & Clark Steam          44,000        50,170      226,663
  Glendive      Combustion
                  Turbine      34,780        31,800       12,125
  Miles City    Combustion
                  Turbine      23,150        21,420        4,082

                              393,488       426,400    2,350,769

-----------------------------
* Reflects Montana-Dakota's ownership interest.

    Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Knife River under various long-term contracts. See Item 3 -- Legal Proceedings for a discussion of the resolution of a suit and arbitration filed by the Co-owners of the Coyote Station against Knife River and the company. The majority of the Big Stone Station's fuel requirements are currently being met with coal supplied by Kennecott Energy Company under a contract which expires on December 31, 2001.

    During the years ended December 31, 1995, through December 31, 1999, the average cost of coal consumed, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal so consumed was as follows:

                                Years Ended December 31,
                       1999     1998      1997      1996     1995
Average cost of
  coal per
  million Btu          $.90     $.93      $.95      $.93     $.94
Average cost of
  coal per ton       $13.31   $13.67    $14.22    $13.64   $12.90

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 420,550 kW in July 1999. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2005 will approximate 1.1 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour
(kWh) sales growth rate, on a normalized basis, through 2005 will approximate 0.8 percent annually. Montana-Dakota currently estimates that, with modifications already made and those expected to be made, it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the year 2004. If additional capacity is needed in 2004 or after, it will be met through the addition of combustion turbine peaking stations and purchases from the Mid-Continent Area Power Pool (MAPP) on an intermediate-term basis.

    Montana-Dakota has major interconnections with its neighboring utilities, all of which are MAPP members. Montana-
Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

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

Regulation and Competition --

    The electric utility industry can be expected to continue to become increasingly competitive due to a variety of regulatory, economic and technological changes. The FERC, in its Order No. 888, has required that utilities provide open access and comparable transmission service to third parties. In addition, as a result of competition in electric generation, wholesale power markets have become increasingly competitive and evaluations are ongoing concerning retail competition.

    In March 1996, the MAPP, of which Montana-Dakota is a member, filed a restated operating agreement with the FERC. The FERC approved MAPP's restated agreement, excluding MAPP's market-based rate proposal, effective November 1996. In 1999, the FERC approved MAPP's request to use each member's individual market based tariffs which were already on file and approved by the FERC.

    The Montana legislature passed an electric industry restructuring bill, effective May 2, 1997. The bill provides for full customer choice of electric supplier by July 1, 2002, stranded cost recovery and other provisions. Based on the provisions of such restructuring bill, because the company's utility division operates in more than one state, the company has the option of deferring its transition to full customer choice until 2006. In its 1997 legislative session, the North Dakota legislature established an Electric Industry Competition Committee to study over a six-year period the impact of competition on the generation, transmission and distribution of electric energy in the State. In 1997, the WYPSC selected a consultant to perform a study on the impact of electric restructuring in Wyoming. The study found no material economic benefits. No further action is pending at this time. The SDPUC has not initiated any proceedings to date concerning retail competition or electric industry restructuring. Federal legislation addressing this issue continues to be discussed.

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

Environmental Matters --

    Montana-Dakota's electric operations are subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations and state hazard communication standards. Montana-Dakota believes it is in substantial compliance with those regulations.

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with these laws or regulations, cannot be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 1999 and does not expect to incur any significant capital expenditures related to environmental compliance through 2002.

NATURAL GAS DISTRIBUTION

General --

    Montana-Dakota sells natural gas and propane at retail, serving over 209,000 residential, commercial and industrial customers located in 141 communities and adjacent rural areas as of December 31, 1999, and provides natural gas transportation services to certain customers on its system. These services are provided through a distribution system aggregating over 4,300 miles. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct natural gas and propane distribution operations in all of the municipalities it serves where such franchises are required. As of December 31, 1999, Montana-Dakota's net natural gas and propane distribution plant investment approximated $81.2 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the company to The Bank of New York and Douglas J. MacInnes, successor trustees.

    The natural gas and propane distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's 1999 natural gas and propane utility operating revenues by jurisdiction is as follows: North Dakota -- 42 percent; Montana -- 29 percent; South Dakota -- 22 percent and Wyoming -- 7 percent.

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

    The following table reflects Montana-Dakota's natural gas and propane sales, natural gas transportation volumes and degree days as a percentage of normal during the last five years:

                                  Years Ended December 31,
                          1999    1998     1997     1996     1995
                               Mdk (thousands of decatherms)

Sales:
  Residential           18,059  18,614   20,126   22,682   20,135
  Commercial            12,030  12,458   13,799   15,325   13,509
  Industrial               842     952      395      276      295
    Total               30,931  32,024   34,320   38,283   33,939
Transportation:
  Commercial             1,975   1,995    1,612    1,677    1,742
  Industrial             9,576   8,329    8,455    7,746    9,349
    Total               11,551  10,324   10,067    9,423   11,091
Total Throughput        42,482  42,348   44,387   47,706   45,030

Degree days
  (% of normal)          88.8%   93.7%    99.3%   116.2%   101.6%

    The restructuring of the natural gas industry, as described under Pipeline and Energy Services Operations and Property, has resulted in additional competition in retail natural gas markets. In response to these changed market conditions Montana-Dakota has established various natural gas transportation service rates for its distribution business to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules whereby Montana-Dakota's interruptible customers can avail themselves of the advantages of open access transportation on the system of Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of WBI Holdings. These services have enhanced Montana-Dakota's competitive posture with alternate fuels, although certain of Montana-Dakota's customers have the potential of bypassing Montana-Dakota's distribution system by directly accessing Williston Basin's facilities.

    Montana-Dakota acquires its system requirements directly from producers, processors and marketers. Such natural gas is supplied under contracts specifying market-based pricing, and is transported under firm transportation agreements by Williston Basin, Northern Gas Company, South Dakota Intrastate Pipeline Company and Northern Border Pipeline Company. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to meet winter peak requirements as well as allow it to better manage its natural gas costs by purchasing natural gas at more uniform daily volumes throughout the year. Montana-Dakota estimates that, based on regional supplies of natural gas currently available through its suppliers and expected to be available, it will have adequate supplies of natural gas to meet its system requirements for the next five years.

Regulatory Matters --

    Montana-Dakota's retail natural gas rate schedules contain clauses permitting monthly adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current regulatory practices allow Montana-Dakota to recover increases or refund decreases in such costs within 24 months from the time such changes occur.

Environmental Matters --

    Montana-Dakota's natural gas and propane distribution operations are subject to federal, state and local environmental, facility siting, zoning and planning laws and regulations. Montana-Dakota believes it is in substantial compliance with those regulations.

UTILITY SERVICES

    Utility Services offers contract services in electric and natural gas transmission and distribution construction and maintenance, fiber optic cable construction, engineering and material sales. These services are provided to electric, natural gas and telecommunication companies throughout the western United States.

    During 1999, the company acquired utility services companies based in Montana and Oregon. None of these acquisitions were individually material.

   Utility Services operates in a highly competitive business. Most of utility services work is obtained on the basis of competitive bids or by negotiation of either cost plus or fixed price contracts. The workforce and equipment are all mobile and can be moved to wherever the markets are. As a result, the market area can be large. Competition is primarily based on price and reputation for quality, safety and reliability. The size and area location of the services provided will be a factor in the number of competitors that Utility Services will encounter on any particular project. Utility Services believes that the diversification of the services it provides will enable it to effectively operate in this competitive environment.

   In the aggregate, electric utilities represent the largest customer base. Accordingly, electric utilities account for a significant portion of the work performed by the utility services segment. Utility Services relies on repeat customers and strives to maintain successful long-term relationships with these customers.

   Construction and maintenance crews are active year round.
However, activity in certain locations may be seasonal in nature due to the effects of weather.

PIPELINE AND ENERGY SERVICES

General --

    Williston Basin, the principal regulated business of WBI Holdings, owns and operates over 3,700 miles of transmission, gathering and storage lines and 24 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers.

    At December 31, 1999, Williston Basin's net plant investment was approximately $158.7 million.

    WBI Holdings also owns a gathering entity with operations in Wyoming which include various field gathering lines and leased compression facilities which interconnect with Williston Basin's system. An underground natural gas storage facility in Kentucky and a one-sixth interest in the assets of various offshore gathering and transmission pipelines and associated onshore pipeline and related processing facilities are also owned by WBI Holdings.

    In addition, WBI Holdings, through its energy services businesses, seeks new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines, municipals and local distribution companies and operating two retail propane operations in north-central and southeastern North Dakota. The energy services segment transacts a significant portion of its business on the Williston Basin and Texas Gas Transmission Corp. pipeline systems, serving customers in the Rocky Mountain, Upper Midwest, Southern and Central regions of the United States.

    Under the Natural Gas Act, as amended, Williston Basin and certain other operations of WBI Holdings are subject to the jurisdiction of the FERC regarding certificate, rate and accounting matters.

System Demand and Competition --

    The natural gas pipeline industry, although regulated, is very competitive. Beginning in the mid-1980s, customers began switching their natural gas service from a bundled merchant service to transportation, and with the implementation of Order 636 which unbundled pipelines' services, this transition was accelerated. This change reflects most customers' willingness to purchase their natural gas supply from producers, processors or marketers rather than pipelines. Williston Basin competes with several pipelines for its customers' transportation business and at times will have to discount rates in an effort to retain market share. However, the strategic location of Williston Basin's system near five natural gas producing basins and the availability of underground storage and gathering services provided by Williston Basin along with interconnections with other pipelines serve to enhance Williston Basin's competitive position.

    Although a significant portion of Williston Basin's firm customers, including Montana-Dakota, have relatively secure residential and commercial end-users, virtually all have some price-sensitive end-users that could switch to alternate fuels.

    Williston Basin transports substantially all of Montana-Dakota's natural gas utilizing firm transportation agreements, which at December 31, 1999, represented 88 percent of Williston Basin's currently subscribed firm transportation capacity. In November 1996, Montana-Dakota executed a new firm transportation agreement with Williston Basin for a term of five years which began in July 1997. In addition, in July 1995, Montana-Dakota entered a twenty-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

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

Regulatory Matters and Revenues Subject to Refund --

    Williston Basin had pending with the FERC a general natural gas rate change application implemented in 1992. In
October 1997, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues decided by the FERC in orders concerning the 1992 proceeding. On January 22, 1999, the D.C. Circuit Court issued its opinion remanding the issues of return on equity, ad valorem taxes and throughput to the FERC for further explanation and justification. The mandate was issued by the D.C. Circuit Court to the FERC on March 11, 1999. By order dated June 1, 1999, the FERC remanded the return on equity issue to an Administrative Law Judge for further proceedings. On October 13, 1999, the FERC approved a settlement proposed by the parties to the proceeding which resolves the remanded return on equity issue and concludes the proceeding. Based on the FERC's approval of this settlement, Williston Basin sought reimbursement from its customers in the fourth quarter of 1999 of a portion of the refunds made in 1997 relating to the return on equity issue.

    In June 1995, Williston Basin filed a general rate increase application with the FERC. As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. On June 1, 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanding the return on equity issue to an Administrative Law Judge for further proceedings. On July 1, 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1, 1999 FERC order. On September 29, 1999, the FERC granted Williston Basin's request for rehearing with respect to the return on equity issue but also ordered Williston Basin to issue interim refunds prior to the final determination in this proceeding. As a result, on October 29, 1999, Williston Basin issued refunds to its customers totaling $11.3 million, all from amounts which had previously been reserved. In mid-December 1999, a hearing was held before the FERC regarding the return on equity issue. In addition, on July 29, 1999, Williston Basin appealed to the D.C. Circuit Court certain issues concerning storage cost allocations as decided by the FERC in its June 1, 1999 order. On October 12, 1999, the D.C. Circuit Court issued an order which dismissed Williston Basin's appeal but permitted Williston Basin to again appeal such previously contested issues upon final determination of all issues by the FERC in this proceeding.

    On December 1, 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin will begin collecting such rates effective June 1, 2000, subject to refund.

    Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Based on the June 1, 1999 FERC orders referenced above, Williston Basin in the second quarter of 1999 determined that reserves it had previously established exceeded its expected refund obligation and, accordingly, reversed reserves in the amount of $4.4 million after tax. Williston Basin believes that its remaining reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

Environmental Matters --

    WBI Holdings is generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. WBI Holdings believes it is in substantial compliance with those regulations.

Other --

    During the third quarter of 1999, the company and Williston Basin reached resolution with respect to certain production tax and other state tax matters that had been outstanding, some dating back to 1989. Deficiency claims of approximately $5.6 million, plus interest, had been received with respect to these issues. As a result in September 1999, Williston Basin reversed reserves which were no longer needed in an amount of $3.9 million after tax.

OIL AND NATURAL GAS PRODUCTION

General --

    Fidelity Exploration & Production Company (Fidelity), a direct wholly owned subsidiary of WBI Holdings, is involved in the acquisition, exploration, development and production of oil and natural gas resources. Fidelity's operations include the acquisition of producing properties with potential development opportunities, exploratory drilling and the operation of natural gas production properties. Fidelity shares revenues and expenses from the development of specified properties located throughout the United States and in the Gulf of Mexico in proportion to its interests.

    Fidelity also owns in fee or holds natural gas leases for the properties it operates in Montana, North Dakota and Colorado. These rights are in the Cedar Creek Anticline in southeastern Montana, in the Bowdoin area located in north-central Montana and the Bonny Field located in eastern Colorado.

    The oil and natural gas activities have continued to expand since the mid-1980s. Fidelity continues to seek additional reserve and production opportunities through the direct acquisition of producing properties and through exploratory drilling opportunities, as well as routine development of its existing properties. Future growth is dependent upon continuing success in these endeavors.

Operating Information --

    Information on oil and natural gas production, average prices and production costs per net equivalent Mcf related to oil and natural gas interests for 1999, 1998 and 1997, are as follows:

                                           1999     1998     1997
Oil:
  Production (000's of barrels)           1,758    1,912    2,088
  Average price                          $15.34   $12.71   $17.50
Natural Gas:
  Production (MMcf)                      24,652   20,699   20,407
  Average price                          $ 1.94   $ 1.81   $ 2.02
Production costs, including taxes,
  per net equivalent Mcf                  $0.62    $0.52    $0.58

Well and Acreage Information --

  Gross and net productive well counts and gross and net developed and undeveloped acreage related to interests at December 31, 1999, are as follows:

                                                   Gross      Net
Productive Wells:
  Oil                                              1,229      159
  Natural Gas                                      1,407      849
    Total                                          2,636    1,008
Developed Acreage (000's)                            788      301
Undeveloped Acreage (000's)                          435      119

Exploratory and Development Wells --

  The following table shows the results of oil and natural gas wells drilled and tested during 1999, 1998 and 1997:

             Net Exploratory                Net Development
       Productive  Dry Holes  Total   Productive  Dry Holes  Total   Total
1999            1          2      3           70          2     72      75
1998            2          2      4           54        ---     54      58
1997            1          2      3           23          1     24      27

    At December 31, 1999, there were nine gross wells in the process of drilling, six of which were exploratory wells and three of which were development wells.

Reserve Information --

    Fidelity's recoverable proved developed and undeveloped oil and natural gas reserves approximated 14.7 million barrels and
268.9 Bcf, respectively, at December 31, 1999.

    For additional information related to oil and natural gas interests, see Notes 1 and 17 of Notes to Consolidated Financial
Statements.

CONSTRUCTION MATERIALS AND MINING

Construction Materials:

General --

    Knife River operates construction materials and mining businesses in Alaska, California, Hawaii, Montana, Oregon and Wyoming. These operations mine, process and sell construction aggregates (crushed rock, sand and gravel) and supply ready-mixed concrete for use in most types of construction, including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

    In addition, certain operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the sale of cement, various finished concrete products and other building materials and related construction services.

    During 1999, the company acquired several construction materials and mining companies with operations in California, Montana, Oregon and Wyoming. None of these acquisitions were individually material.

    Knife River's construction materials business has continued to grow since its first acquisition in 1992 and now comprises the majority of Knife River's business. Knife River continues to investigate the acquisition of other construction materials properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

    Knife River's construction materials business should continue to benefit from the Transportation Equity Act for the 21st Century (TEA-21), which was signed into law in June 1998. TEA-21 represents an average increase in federal highway construction funding of approximately 48 percent for the six fiscal years 1998 to 2003.

    The construction materials business had approximately $107 million in backlog in mid-February 2000, compared to approximately $100 million in mid-February 1999. The company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2000.

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

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 1999, 1998 and 1997, no single customer accounted for more than 10 percent of annual construction materials revenues.

Coal:

General --

    Knife River is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah, North Dakota and Savage, Montana. The average annual production from the Beulah and Savage mines approximates 2.8 million and 300,000 tons, respectively. Reserve estimates related to these mine locations are discussed herein. During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                            Years Ended December 31,
                                      1999    1998    1997    1996    1995
                                           (In thousands)
Tons sold:
Montana-Dakota generating stations 717 702 530 528 453 Jointly-owned generating stations --
 Montana-Dakota's share                611     583     434     565     883
 Others                              1,831   1,749   1,303   1,695   2,767
Industrial  and other sales             77      79     108     111     115
Total                                3,236   3,113   2,375   2,899   4,218
Revenues                           $34,841 $35,949 $27,906 $32,696 $39,956

    Knife River's lignite coal operations are subjected to competition from coal and other alternate fuel sources.
Currently, virtually all of the coal requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Knife River under various long-term contracts. These contracts with the Coyote, Heskett and Lewis & Clark stations expire in May 2016, December 2000, and December 2002, respectively. See
Item 3 -- Legal Proceedings for a discussion of the resolution of a suit and arbitration filed by the Co-owners of the Coyote Station against Knife River and the company. In 1999, Knife River supplied approximately 3.1 million tons of coal to these three stations.

Consolidated Construction Materials and Mining:

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Knife River believes it is in substantial compliance with those regulations.

Reserve Information --

    As of December 31, 1999, the combined construction materials operations had under ownership or lease approximately 740 million tons of recoverable aggregate reserves.

    As of December 31, 1999, Knife River had under ownership or lease, reserves of approximately 183 million tons of recoverable lignite coal, 91 million tons of which are at present mining locations. Knife River estimates that approximately 46 million tons of its reserves will be needed to supply Montana-Dakota's Coyote, Heskett and Lewis & Clark stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

ITEM 3.  LEGAL PROCEEDINGS

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

    On April 20, 1999, the U.S. Court of Appeals issued its order which affirmed in part and reversed in part the Federal District Court's June 1997 decision. Additionally, the U.S. Court of Appeals remanded the case to the Federal District Court for further determination of the prices and volumes to be used for determination of damages. The U.S. Court of Appeals also remanded to the lower court for further consideration the issue of whether pre-judgment interest on damages is recoverable by Moncrief. As a result of the decision by the U.S. Court of Appeals, the prior judgment of $15.6 million by the Federal District Court was vacated. On December 8, 1999, a settlement was entered into between Williston Basin and Moncrief whereby Williston Basin paid Moncrief $3.0 million in settlement of all claims. On December 28, 1999, the United States District Court, District of Wyoming dismissed the case.

     On February 17, 2000, the FERC issued an order which entitles Williston Basin to recover from customers virtually all of the costs which were incurred as a result of the settlement of this litigation as supply realignment transition costs pursuant to the provisions of the FERC's Order 636. Williston Basin began collecting such amounts from customers effective February 1, 2000.

    In December 1993, Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court) against Williston Basin and the company. Apache and Snyder are oil and natural gas producers which had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the company had a natural gas purchase contract with Koch. Apache and Snyder alleged they were entitled to damages for the breach of Williston Basin's and the company's contract with Koch. Apache and Snyder submitted damage estimates under differing theories aggregating up to $4.8 million without interest. In November 1998, the North Dakota District Court entered an order directing the entry of judgment in favor of Williston Basin and the company. On March 31, 1999, judgment was entered, thereby dismissing Apache and Snyder's claims against Williston Basin and the company. Apache and Snyder filed a notice of appeal with the North Dakota Supreme Court on May 17, 1999. On December 28, 1999, the North Dakota Supreme Court affirmed the decision of the North Dakota District Court, thereby dismissing Apache and Snyder's claims against Williston Basin and the company.

    In a related matter, in March 1997, a suit was filed by 11 other producers, several of which had unsuccessfully tried to intervene in the Apache and Snyder litigation, against Koch, Williston Basin and the company. The parties to this suit are making claims similar to those in the Apache and Snyder litigation, although no specific damages have been stated.

    In Williston Basin's opinion, the claims of the 11 other producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from customers. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

    In November 1995, a suit was filed in District Court, County of Burleigh, State of North Dakota (State District Court) by Minnkota Power Cooperative, Inc., Otter Tail Power Company, Northwestern Public Service Company and Northern Municipal Power Agency (Co-owners), the owners of an aggregate 75 percent interest in the Coyote electric generating station (Coyote Station), against the company (an owner of a 25 percent interest in the Coyote Station) and Knife River. In its complaint, the Co-owners alleged a breach of contract against Knife River with respect to the long-term coal supply agreement (Agreement) between the owners of the Coyote Station and Knife River. The Co-owners requested a determination by the State District Court of the pricing mechanism to be applied to the Agreement and further requested damages during the term of such alleged breach on the difference between the prices charged by Knife River and the prices that may ultimately be determined by the State District Court. The Co-owners also alleged a breach of fiduciary duties by the company as operating agent of the Coyote Station, asserting essentially that the company was unable to cause Knife River to reduce its coal price sufficiently under the Agreement, and the Co-owners sought damages in an unspecified amount. In
May 1996, the State District Court stayed the suit filed by the Co-owners pending arbitration, as provided for in the Agreement.

    In September 1996, the Co-owners notified the company and Knife River of their demand for arbitration of the pricing dispute that had arisen under the Agreement. The demand for arbitration, filed with the American Arbitration Association
(AAA), did not make any direct claim against the company in its capacity as operator of the Coyote Station. The Co-owners requested that the arbitrators make a determination that the prices charged by Knife River were excessive and that the Co-owners be awarded damages, based upon the difference between the prices that Knife River charged and a "fair and equitable" price. Upon application by the company and Knife River, the AAA administratively determined that the company was not a proper party defendant to the arbitration, and the arbitration proceeded against Knife River. In October 1998, a hearing before the arbitration panel was completed. At the hearing the Co-owners requested damages of approximately $24 million, including interest, plus a reduction in the future price of coal under the Agreement. During 1999, the arbitration panel issued three Memorandum Opinions (Opinions) and held an additional hearing. Based on its assessment of the proceedings, Knife River's earnings in the second quarter of 1999 reflected a $3.7 million after-tax charge regarding this matter. As a result of the Memorandum Opinion rendered by the arbitrators in August 1999, Knife River's 1999 third quarter earnings included a $1.9 million after-tax charge reflecting the resolution of this matter. The arbitration panel also revised the pricing terms of the Agreement beginning April 1, 1999. The revised pricing terms retained the minimum return on sales provision but at a lower guaranteed level than the Agreement previously provided.

    On January 5, 2000, the State District Court entered a judgment agreed to by all parties that dismissed the company from the action, confirmed the Opinions of the arbitration panel, filed the Opinions under seal pursuant to a confidentiality agreement among the parties, held that each party shall bear its own costs subject to any contractual agreements to the contrary, dismissed the November 1995 action, and confirmed that all sums due pursuant to the arbitration have been paid and satisfied.

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

    In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In March 1997, the U.S. District Court dismissed the suit without prejudice and the dismissal was affirmed by the D.C. Circuit Court in October 1998. In June 1997, Grynberg filed a similar Federal False Claims Act suit against Williston Basin and Montana-Dakota and filed over 70 separate similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming.

        The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District
Court for Stevens County, Kansas, against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota.
The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. The suit has been removed to the U.S. District Court, District of Kansas. The defendants in this suit have filed a motion to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings.

    Williston Basin and Montana-Dakota believe the claims of Grynberg and Quinque are without merit and intend to vigorously contest these suits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

    The company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU". The price range of the company's common stock as reported by The Wall Street Journal composite tape during 1999 and 1998 and dividends declared thereon were as follows:
                                                         Common
                             Common        Common        Stock
                           Stock Price   Stock Price    Dividends
                             (High)          (Low)      Per Share

1999
First Quarter                  $ 27.19       $ 21.25      $   .20
Second Quarter                   24.38         20.31          .20
Third Quarter                    24.75         22.38          .21
Fourth Quarter                   24.38         18.81          .21
                                                          $   .82

1998
First Quarter                  $ 25.25       $ 18.83      $ .1917
Second Quarter                   25.13         21.13        .1917
Third Quarter                    28.88         22.06        .2000
Fourth Quarter                   27.63         24.88        .2000
                                                          $ .7834


NOTE: Common stock share amounts reflect the company's three-for-two common stock split effected in July 1998.

    As of December 31, 1999, the company's common stock was held by approximately 14,000 stockholders of record.

    Between October 1, 1999 and December 31, 1999, the company issued 373,111 shares of Common Stock, $1.00 par value, as part of the consideration for all of the issued and outstanding capital stock with respect to businesses acquired during this period and as final adjustments with respect to acquisitions in prior periods. The Common Stock issued by the company in these transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the company, are accredited investors and have acknowledged that they would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Selected Financial Data on pages 54 and 55 of the company's Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Prior to the fourth quarter of 1999, the company reported five operating segments consisting of electric, natural gas distribution, natural gas transmission, construction materials and mining, and oil and natural gas production. During the fourth quarter of 1999, the company revised the components of the segments reported based on organizational changes and the significance of current segments. As a result, a utility services segment was separated from the electric segment; gas production activities previously included in the natural gas transmission segment are now reflected in the oil and natural gas production segment; and the remaining operations of the natural gas transmission business were renamed pipeline and energy services.

     The company's operations are now conducted through six business segments and all prior period information has been restated to reflect this change. For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' transportation, storage, gathering and energy marketing and management services. Oil and natural gas production includes the oil and natural gas acquisition, exploration, development and production operations of WBI Holdings, while construction materials and mining includes the results of Knife River's operations.

Overview

   The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the company's business segments.

                                        Years ended December 31,
                                        1999      1998        1997
Electric                             $  16.0   $  13.9     $  12.4
Natural gas distribution                 3.2       3.5         4.5
Utility services                         6.5       3.3         1.0
Pipeline and energy services            21.0      18.6         9.9
Oil and natural gas production          16.2     (30.5)       15.9
Construction materials and mining       20.4      24.5        10.1
Earnings on common stock             $  83.3   $  33.3     $  53.8

Earnings per common share - basic    $  1.53   $   .66     $  1.24

Earnings per common share - diluted  $  1.52   $   .66     $  1.24

Return on average common equity        13.9%      6.5%       14.6%

------------------------
NOTE: Common stock share amounts reflect the company's three-for-two common stock split effected in July 1998.

1999 compared to 1998

     Consolidated earnings for 1999 increased $50.0 million from the comparable period a year ago due to higher earnings from the oil and natural gas production business, largely resulting from the 1998 $39.9 million in noncash after-tax write-downs of oil and natural gas properties. Increased earnings at the utility services, pipeline and energy services and electric businesses also added to the improvement in earnings. Lower earnings at the construction materials and mining and natural gas distribution businesses somewhat offset the earnings increase.

1998 compared to 1997

     Consolidated earnings for 1998 decreased $20.5 million from the comparable period a year ago due to lower earnings at the oil and natural gas production business, largely resulting from the aforementioned write-downs of oil and natural gas properties. Decreased earnings at the natural gas distribution business also added to the earnings decline. Higher earnings at all other business segments partially offset the earnings decrease.

                 ________________________________


     Reference should be made to Items 1 and 2 -- Business and Properties, Item 3 -- Legal Proceedings and Notes to Consolidated
Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                          Years ended December 31,
                                         1999       1998       1997

Operating revenues:
  Retail sales                      $   130.9  $   130.9   $  130.3
  Sales for resale and other             24.0       16.4       11.3
                                        154.9      147.3      141.6
Operating expenses:
  Fuel and purchased power               51.8       49.8       45.6
  Operation and maintenance              41.6       40.1       40.5
  Depreciation, depletion and
    amortization                         18.4       18.1       17.5
  Taxes, other than income                7.4        7.1        6.7
                                        119.2      115.1      110.3

Operating income                    $    35.7  $    32.2   $   31.3

Retail sales (million kWh)            2,075.5    2,053.9    2,041.2
Sales for resale (million kWh)          943.5      586.5      361.9
Average cost of fuel and
  purchased power per kWh           $    .016  $    .017   $   .018


Natural Gas Distribution
                                          Years ended December 31,
                                         1999       1998       1997

Operating revenues:
  Sales                             $   154.1  $   150.6   $  153.6
  Transportation and other                3.6        3.5        3.4
                                        157.7      154.1      157.0
Operating expenses:
  Purchased natural gas sold            110.2      106.5      107.2
  Operation and maintenance              29.2       28.5       28.5
  Depreciation, depletion and
    amortization                          7.4        7.1        7.0
  Taxes, other than income                4.2        4.0        3.9
                                        151.0      146.1      146.6

Operating income                    $     6.7  $     8.0   $   10.4

Volumes (MMdk):
  Sales                                  30.9       32.0       34.3
  Transportation                         11.6       10.3       10.1
Total throughput                         42.5       42.3       44.4

Degree days (% of normal)               88.8%      93.7%      99.3%
Average cost of natural gas,
  including transportation
  thereon, per dk                   $    3.56  $    3.33   $   3.12

Utility Services

                                          Years ended December 31,
                                         1999       1998       1997

Operating revenues                  $    99.9  $    64.2   $   22.8

Operating expenses:
  Operation and maintenance              82.8       54.4       19.6
  Depreciation, depletion and
    amortization                          2.6        1.7         .3
  Taxes, other than income                3.0        2.2        1.1
                                         88.4       58.3       21.0

Operating income                    $    11.5  $     5.9   $    1.8


Pipeline and Energy Services

                                          Years ended December 31,
                                         1999       1998       1997
Operating revenues:
  Pipeline                          $    69.6  $    60.8    $  60.0*
  Energy services                       313.9      119.9       27.1
                                        383.5      180.7       87.1
Operating expenses:
  Purchased natural gas sold            301.5      109.9       20.6
  Operation and maintenance              28.2       26.3       31.9*
  Depreciation, depletion and
    amortization                          8.2        7.0        4.8
  Taxes, other than income                5.0        3.9        3.9
                                        342.9      147.1       61.2

Operating income                    $    40.6  $    33.6   $   25.9

Transportation volumes (MMdk):
  Montana-Dakota                         31.5       32.2       35.5
  Other                                  46.6       56.8       50.0
                                         78.1       89.0       85.5

------------------------
*Includes $5.5 million of amortization and related recovery of deferred natural gas contract buy-out/buy-down and gas supply realignment costs.

Oil and Natural Gas Production

                                          Years ended December 31,
                                         1999       1998       1997
Operating revenues:
  Oil                               $    26.9  $    24.3   $   36.6
  Natural gas                            47.9       37.6       41.2
  Other                                   3.6        ---         .1
                                         78.4       61.9       77.9
Operating expenses:
  Purchased natural gas sold              1.5        ---        ---
  Operation and maintenance              24.8       18.8       19.9
  Depreciation, depletion and
    amortization                         19.2       23.3       25.1
  Taxes, other than income                6.0        4.2        5.3
  Write-downs of oil and
    natural gas properties                ---       66.0        ---
                                         51.5      112.3       50.3

Operating income (loss)             $    26.9  $   (50.4)  $   27.6

Production:
  Oil (000's of barrels)                1,758      1,912      2,088
  Natural gas (MMcf)                   24,652     20,699     20,407

Average prices:
  Oil (per barrel)                  $   15.34  $   12.71   $  17.50
  Natural gas (per Mcf)             $    1.94  $    1.81   $   2.02


Construction Materials and Mining

                                          Years ended December 31,
                                         1999       1998       1997*
Operating revenues:
  Construction materials            $   435.1  $   310.5   $  146.2
  Coal                                   34.8       35.9       27.9
                                        469.9      346.4      174.1
Operating expenses:
  Operation and maintenance             402.0      280.7      145.6
  Depreciation, depletion and
    amortization                         26.0       20.6       11.0
  Taxes, other than income                3.5        3.5        2.9
                                        431.5      304.8      159.5

Operating income                    $    38.4  $    41.6   $   14.6

Sales (000's):
  Aggregates (tons)                    13,981     11,054      5,113
  Asphalt (tons)                        2,993      1,790        758
  Ready-mixed concrete
    (cubic yards)                       1,186      1,021        516
  Coal (tons)                           3,236      3,113      2,375

------------------------
*Prior to August 1, 1997, financial results did not include consolidated information related to Knife River's ownership interest in Hawaiian Cement, 50 percent of which was acquired in September 1995, and was accounted for under the equity method. On July 31, 1997, Knife River acquired the 50 percent interest in Hawaiian Cement that it did not previously own, and subsequent to that date financial results are consolidated into Knife River's financial statements.

    Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and oil and natural gas production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $64.5 million, $64.0 million and $.5 million for 1999; $58.0 million, $57.5 million and $.5 million for 1998; and $52.8 million, $50.7 million and $2.1 million for 1997, respectively.

1999 compared to 1998

Electric

    Electric earnings improved primarily due to increased sales for resale revenue caused by a 61 percent increase in volumes at higher margins, both largely resulting from favorable contracts. Lower retail fuel and purchased power costs primarily due to decreased purchased power demand charges resulting from the 1998 pass-through of periodic maintenance costs, related to a participation power contract, also added to the earnings increase. Increased operation and maintenance expense resulting mainly from higher subcontractor costs, primarily at the Lewis & Clark Station due to boiler and turbine maintenance, and increased payroll expense partially offset the earnings improvement.

Natural Gas Distribution

     Earnings decreased at the natural gas distribution business due primarily to lower sales volumes caused by weather that was 5 percent and 11 percent warmer than last year and normal, respectively. Increased operation and maintenance expense resulting from higher payroll expenses also added to the reduction in earnings. Increased volumes transported, primarily to industrial customers, and higher service and repair income partially offset the earnings decline.

Utility Services

     Utility services earnings increased primarily due to businesses acquired since the comparable period last year and higher earnings from existing operations due to increased construction workload and higher margins.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased largely due to a $4.4 million after-tax reserve revenue adjustment in the second quarter associated with FERC orders received in connection with the 1992 and 1995 rate proceedings and a $3.9 million after-tax reserve adjustment relating to the resolution of certain production tax and other state tax matters in the third quarter. The recognition of $1.7 million in the first quarter resulting from a favorable order received from the D.C. Circuit Court relating to the 1992 general rate proceeding also contributed to the increase in earnings. Decreased transportation to storage and off-system markets at lower average transportation rates and reduced sales of inventoried natural gas somewhat offset the earnings increase. The $3.1 million after-tax reversal of reserves in the first quarter of 1998 for certain contingencies relating to a FERC order concerning a compliance filing also partially offset the 1999 earnings increase. The increase in energy services revenue and the related increase in purchased natural gas sold resulted primarily from the acquisition of a natural gas marketing business in July 1998.

Oil and Natural Gas Production

    Earnings for the oil and natural gas production business increased largely as a result of the 1998 $66.0 million ($39.9 million after tax) noncash write-downs of oil and natural gas properties, as discussed in Note 1 of Notes to Consolidated Financial Statements. Higher oil and natural gas prices and increased natural gas production due to both new acquisitions and the ongoing development of existing properties also increased earnings. In addition, decreased depreciation, depletion and amortization due largely to lower rates resulting from the write-downs of oil and natural gas properties also added to the earnings improvement. Decreased oil production, resulting mainly from normal production declines and the sale of nonstrategic properties, and higher operation and maintenance expense partially offset the increase in earnings. Higher operation and maintenance expense resulted from changes in production mix and higher general and administrative expenses.

Construction Materials and Mining

    Construction materials and mining earnings decreased primarily due to lower earnings at the coal operations largely resulting from $5.6 million in after-tax charges and lower average coal prices, both relating to the coal contract arbitration proceedings. For more information on the coal contract arbitration resolution, see Item 3 -- Legal Proceedings. Earnings at the construction materials businesses increased due to businesses acquired since the comparable period last year and increased activity at existing construction materials operations. Higher asphalt volumes, increased average ready-mixed concrete prices and increased construction and sales of other product lines all contributed to the earnings increase at the construction materials operations. Higher selling, general and administrative costs and increased interest expense resulting from increased acquisition-related long-term debt somewhat offset the increased earnings at the construction materials business. Normal seasonal losses realized in the first quarter of 1999 by construction materials businesses not owned during the full first quarter in 1998 also partially offset the earnings improvement at the construction materials business.

1998 compared to 1997

Electric

    Electric earnings increased primarily due to increased sales for resale revenue and decreased maintenance expense. Sales for resale revenue improved due to 62 percent higher volumes and 19 percent higher margins, both due to favorable market conditions. Also contributing to the earnings increase was the absence in 1998 of $1.9 million in maintenance expenses incurred in 1997 associated with a ten-week maintenance outage at the Coyote Station. Slightly higher retail sales and decreased net interest expense also contributed to the earnings improvement. Increased fuel and purchased power costs, largely higher purchased power demand charges resulting from the pass-through of periodic maintenance costs, and increased operations expense due to higher payroll and benefit-related costs, partially offset the earnings improvement. Depreciation expense increased due to higher average depreciable plant, also partially offsetting the increase in earnings.

Natural Gas Distribution

    Earnings decreased at the natural gas distribution business due to reduced weather-related sales, the result of 6 percent warmer weather. Increased average realized rates and decreased net interest costs somewhat offset the earnings decline.

Utility Services

    Earnings at utility services increased due to earnings from businesses acquired since mid-1997.

Pipeline and Energy Services

    Earnings at the pipeline and energy services business increased due to increases in transportation revenues resulting from a $3.1 million after-tax reversal of reserves for certain contingencies in the first quarter of 1998 relating to a FERC order concerning a compliance filing. Higher volumes transported at higher average transportation rates also contributed to the revenue increase. Gains realized on the sale of natural gas held under the repurchase commitment and lower net interest costs also added to the increase in earnings. The increase in energy services revenue and the related increase in purchased natural gas sold resulted from the acquisition of a natural gas marketing business in July 1998.

Oil and Natural Gas Production

    Earnings for the oil and natural gas production business decreased largely as a result of $66.0 million ($39.9 million after tax) in noncash write-downs of oil and natural gas properties, as discussed in Note 1 of Notes to Consolidated Financial Statements. Lower oil and natural gas revenues also added to the decrease in earnings. The decrease in revenues was due to realized oil and natural gas prices which were 27 percent and 10 percent lower than the prior year, respectively, and slightly lower oil production. Decreased depreciation, depletion and amortization due to lower production and lower rates resulting from the aforementioned write-downs partially offset the decrease in earnings.
Decreased operation and maintenance expenses, the result of lower production and decreased well maintenance, and decreased production taxes resulting from lower commodity prices, also partially offset the earnings decline.

Construction Materials and Mining

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

     In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the company to differ materially from those discussed in forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation and availability of economic supplies of natural gas. Other important factors include the level of governmental expenditures on public projects and project schedules, changes in anticipated tourism levels, the effects of competition (including but not limited to electric retail wheeling and transmission costs and prices of alternate fuels and system deliverability costs), oil and natural gas commodity prices, drilling successes in oil and natural gas operations, ability to acquire oil and natural gas properties, and the availability of economic expansion or development opportunities.

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

    In January 2000, the company announced an agreement to acquire Great Plains Natural Gas Company (Great Plains). Great Plains is a natural gas distribution company serving 19 communities in western Minnesota and southeastern North Dakota. The acquisition is currently pending approval from the Minnesota Public Utilities Commission and the North Dakota Public Service Commission.

    Also in January 2000, the company announced that the Board of Directors had approved the acquisition of Connolly-Pacific Co., a southern California aggregate mining and marine construction company. Thomas Everist, a member of the company's Board of Directors, has an interest in L.G. Everist, Incorporated, which has owned Connolly-Pacific Co. since 1977. In accordance with New York Stock Exchange rules, the acquisition is subject to the approval of the stockholders of the company. For more information regarding this acquisition, see Item 13 -- Certain Relationships and Related Transactions.

Year 2000 Compliance

    The year 2000 issue is the result of computer programs having been written using two digits rather than four digits to define the applicable year. In 1997, the company established a task force with coordinators in each of its major operating units to address the year 2000 issue. The scope of the year 2000 readiness effort included information technology (IT) and non-IT systems, including computer hardware, software, networking, communications, embedded and micro-processor controlled systems, building controls and office equipment. The company completed its year 2000 plan in a timely manner. The plan was based on a six-phase approach involving awareness, inventory, assessment, remediation, testing and implementation. To date, the company has not experienced nor is it aware of any material year 2000 related problems. The total incremental costs to the company of the year 2000 issue were $1.3 million. These costs were funded through cash flows from operations.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. For further information on SFAS No. 133 and SFAS No. 137, see Note 1 of Notes to Consolidated Financial Statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999. SAB No. 101 is not expected to have a material effect on the company's financial position or results of operations.

Liquidity and Capital Commitments

    The company's capital expenditures (in millions of dollars) for 1997 through 1999 and as anticipated for 2000 through 2002 are summarized in the following table, which also includes the company's capital needs for the retirement of maturing long-term debt and preferred stock.

         Actual                                        Estimated*
  1997   1998   1999  Capital Expenditures:         2000    2001   2002
$ 18.4 $ 13.0 $ 18.2   Electric                   $ 14.5  $ 14.0 $ 19.1
   8.8    8.3    9.2   Natural gas distribution     10.6    10.2    7.7
   9.6   18.3   16.1   Utility services              6.7     4.5    4.7
   9.7   17.6   35.1   Pipeline and energy services 18.9     9.8    9.6
                       Oil and natural gas
  34.1  100.6   64.3    production                  65.5    88.1   86.6
                       Construction materials
  41.5  172.1  105.1    and mining                  57.2    40.6   27.8
 122.1  329.9  248.0                               173.4   167.2  155.5
                      Net (proceeds) payments from
                       sale or disposition
  (4.5)  (4.3) (16.6)  of property                   (.6)    (.8)    .2
 117.6  325.6  231.4  Net capital expenditures     172.8   166.4  155.7

                      Retirement of long-term
  48.0  113.7   18.8   debt and preferred stock      4.4    24.7  272.4
$165.6 $439.3 $250.2                              $177.2  $191.1 $428.1

------------------------
* The anticipated 2000 through 2002 capital expenditures reflected in the above table do not include potential future acquisitions. The company continues to seek additional growth opportunities, including investing in the development of related lines of business. To the extent that acquisitions occur, the company anticipates that such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the company's equity securities.

    Capital expenditures for 1999, 1998 and 1997, related to acquisitions, in the above table include the following noncash transactions: issuance of the company's equity securities in 1999 of $77.5 million; issuance of the company's equity securities, less treasury stock acquired, in 1998 of $138.8 million; and assumed debt and the issuance of the company's equity securities in total for 1997 of $9.9 million.

    In 1999, the company acquired a number of businesses, none of which were individually material, including construction materials and mining companies with operations in California, Montana, Oregon and Wyoming and utility services companies based in Montana and Oregon. The total purchase consideration for these businesses, consisting of the company's common stock and cash, was $81.9 million.

    The 1999 capital expenditures, including those for the previously mentioned acquisitions, and retirements of long-term debt and preferred stock, were met from internal sources, the issuance of long-term debt and the company's equity securities. Capital expenditures for the years 2000 through 2002, excluding those for potential acquisitions, include those for system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline expansion projects, the building of construction materials handling and transportation facilities, and the further enhancement of oil and natural gas production and reserve growth. It is anticipated that all of the funds required for capital expenditures and retirements of long-term debt and preferred stock for the years 2000 through 2002 will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, existing lines of credit aggregating $18.2 million, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities. At December 31, 1999, $40 million under the revolving credit and term loan agreement and $5.9 million under the lines of credit were outstanding.

    Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that allows for borrowings of up to $240 million. This facility supports the Centennial commercial paper program. Under the Centennial commercial paper program, $223.2 million was outstanding at December 31, 1999. The commercial paper borrowings are classified as long term as the company intends to refinance these borrowings on a long term basis through continued commercial paper borrowings supported by the revolving credit agreement due September 1, 2002. The company intends to renew this existing credit agreement on an annual basis.

    Effective December 27, 1999, Centennial entered into an uncommitted long-term master shelf agreement with The Prudential Insurance Company of America on behalf of its subsidiaries that allows for borrowings of up to $200 million, none of which was outstanding at December 31, 1999.

    In January 2000, the company announced that its Board of Directors approved a stock repurchase program, authorizing the purchase of up to 1 million shares of the company's outstanding common stock. The amount and timing of purchases will depend on market conditions. It is anticipated that the funds required for this program will be met from internally generated funds, the issuance of long-term or short-term debt or other sources that become available from time to time. Unless extended, the stock repurchase program will be terminated on or prior to December 31, 2001.

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 1999, the company could have issued approximately $287 million of additional first mortgage bonds.

    The company's coverage of fixed charges including preferred dividends was 4.3 and 2.5 times for 1999 and 1998, respectively. Additionally, the company's first mortgage bond interest coverage was 7.1 times in 1999 compared to 6.1 times in 1998. Common stockholders' equity as a percent of total capitalization was 54 percent and 56 percent at December 31, 1999 and 1998, respectively.

Effects of Inflation

    Inflation did not have a significant effect on the company's operations in 1999, 1998 or 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk --

    From time to time, the company utilizes derivative financial instruments, including price swap and collar agreements and natural gas futures, to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. The company's policy prohibits the use of derivative instruments for trading purposes and the company has procedures in place to monitor compliance with its policies. The company is exposed to credit-related losses in relation to financial instruments in the event of nonperformance by counterparties, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

    The swap and collar agreements call for the company to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX, Colorado Interstate Gas Index or Williams Gas Index. The company believes that there is a high degree of correlation because the timing of purchases and production and the swap and collar agreements are closely matched, and hedge prices are established in the areas of operations. Gains or losses on futures contracts are deferred until the commodity transaction occurs.

    The following table summarizes hedge agreements entered into by Fidelity Oil Co. and WBI Production, Inc., indirect wholly owned subsidiaries of the company, as of December 31, 1999. These agreements call for Fidelity Oil Co. and WBI Production, Inc. to receive fixed prices and pay variable prices.


                       (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                          (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
     maturing in 2000        $19.55         769        $(1,870)


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                          (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2000                  $2.33        5,307        $   597


                             Weighted
                             Average
                          Floor/Ceiling  Notional
                              Price        Amount
                          (Per barrel) (In barrels)   Fair Value

   Oil collar agreement
     maturing in 2000    $20.00/$22.33      183        $  (134)


                             Weighted
                             Average
                          Floor/Ceiling  Notional
                              Price        Amount
                          (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2000               $2.34/$2.68     3,196        $   112


    At December 31, 1998, Fidelity Oil Co. had natural gas collar agreements outstanding for 2.9 million MMBtu's of natural gas with a weighted average floor price and ceiling price of $2.10 and $2.51, respectively. The company's net favorable position on the natural gas collar agreements outstanding at December 31, 1998, was $597,000. These agreements call for Fidelity Oil Co. to receive fixed prices and pay variable prices.

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

Interest Rate Risk --

    The company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt
retirements.  These debt agreements expose the company to market risk related to changes in interest rates.  The company manages this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing.  The company also has outstanding 16,000 shares of 5.10% Series preferred stock subject to mandatory redemption as of December 31, 1999.
The company is obligated to make annual sinking fund
contributions to retire the preferred stock and pay cumulative preferred dividends at a fixed rate of 5.10%.  The table below shows the amount of debt, including current portion, and related weighted average interest rates, by expected maturity dates and the aggregate annual sinking fund amount applicable to preferred stock subject to mandatory redemption and the related dividend rate, as of December 31, 1999.  Weighted average variable rates are based on forward rates as of December 31, 1999.
                                                                         Fair
                   2000   2001   2002   2003   2004  Thereafter  Total   Value
                                   (Dollars in millions)

Long-term debt:
  Fixed rate       $4.3  $24.6 $ 49.6  $ 6.6  $21.6    $238.5   $345.2  $331.6
  Weighted average
    interest rate   7.4%   7.5%   8.2%   6.9%   6.6%      7.4%     7.4%    ---

  Variable rate     ---    --- $222.7    ---    ---       ---   $222.7  $224.1
  Weighted average
    interest rate   ---    ---    6.8%   ---    ---       ---      6.8%    ---

 Preferred stock
  subject to mandatory
   redemption      $ .1  $  .1 $   .1  $  .1  $  .1    $  1.1   $  1.6  $  1.4
 Dividend rate      5.1%   5.1%   5.1%   5.1%   5.1%      5.1%     5.1%    ---

    For further information on derivatives and other financial instruments, see Note 3 of Notes to Consolidated Financial
Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Pages 27 through 53 of the company's
Annual Report which is incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 3 through 8 and 43 and 44 of the company's Proxy Statement dated March 10, 2000 (Proxy Statement) which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 38 through 43 of the Proxy Statement, with the exception of the compensation committee report on executive compensation and the MDU Resources Group, Inc. comparison of five year total stockholder return, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to Page 45 of the Proxy Statement which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In January 2000, the company announced that the Board of Directors had approved the acquisition of Connolly-Pacific Co., a southern California aggregate mining and marine construction company, from the shareholders of Connolly-Pacific Co., including L.G. Everist, Incorporated. The company will acquire all of the outstanding capital stock of Connolly-Pacific Co. in exchange for 2,826,087 shares of common stock of the company, having a value of $57,765,218 based on the $20.44 per share closing price of the company's common stock on January 24, 2000, the date on which the acquisition agreement was signed. The consideration paid by the company for Connolly-Pacific Co. is subject to adjustment after the closing of the acquisition based on Connolly-Pacific Co.'s working capital on the closing date. Because of the restrictions on transfer by L.G. Everist, Incorporated, of the shares of the company's common stock that it receives as a result of the acquisition, the value of those shares may, for financial accounting purposes, be discounted. In accordance with New York Stock Exchange rules, the acquisition is subject to the approval of the stockholders of the company. Stockholder approval will be requested at the MDU Resources Annual Stockholders' Meeting, which is scheduled for April 25, 2000.

    Thomas Everist, a member of the company's Board of Directors, has an interest in L.G. Everist, Incorporated, which has owned Connolly-Pacific Co. since 1977. Thomas Everist is President and Director, and owns 50% of the outstanding voting stock, and 26.5% of the total outstanding equity, of L.G. Everist, Incorporated, which owns 96.5% of the capital stock of Connolly-Pacific Co. Members of Thomas Everist's family and trusts for their benefit own or control the remaining 50% of the outstanding voting stock, and the remaining 73.5% of the total outstanding equity, of L.G. Everist, Incorporated.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules
                                                           Page
    1.  Financial Statements:

        Report of Independent Public Accountants            *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1999                                 *
        Consolidated Balance Sheets at December 31,
          1999 and 1998                                     *
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the
          period ended December 31, 1999                    *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1999                                 *
        Notes to Consolidated Financial Statements          *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the company's Consolidated Financial
        Statements and Notes thereto.)

-----------------------
* The Consolidated Financial Statements listed in the above index which are included in the company's Annual Report to Stockholders for 1999 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the company's Annual Report to Stockholders for 1999 is not to be deemed filed as part of this report.

    3.  Exhibits:
         3(a)  Restated Certificate of Incorporation of
               the company, as amended to date, filed as
               Exhibit 3(a) to Form 10-Q for the quarter
               ended June 30, 1999, in File No. 1-3480      *
         3(b)  By-laws of the company, as amended to date,
               filed as Exhibit 3(b) to Form 10-Q for the
               quarterly period ended September 30, 1998,
               in File No. 1-3480                           *
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth through
               Forty-Eighth Supplements thereto between
               the company and the New York Trust Company
               (The Bank of New York, successor Corporate
               Trustee) and A. C. Downing (Douglas J.
               MacInnes, successor Co-Trustee), filed as
               Exhibit 4(a) in Registration No. 33-66682;
               and Exhibits 4(e), 4(f) and 4(g) in
               Registration No. 33-53896                    *
         4(b)  Rights agreement, dated as of November 12,
               1998, between the company and Norwest Bank
               Minnesota, N.A., Rights Agent, filed as
               Exhibit 4.1 to Form 8-A on November 12,
               1998, in File No. 1-3480                     *
      + 10(a)  Executive Incentive Compensation Plan,
               as amended to date, filed as Exhibit 10(a)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
      + 10(b)  Key Employee Stock Option Plan, as amended
               to date, filed as Exhibit 10(a) to
               Form 10-Q for the quarter ended March 31,
               1999 in File No. 1-3480                      *
      + 10(c)  Supplemental Income Security Plan, as
               amended to date, filed as Exhibit 10(d) to
               Form 10-K for the year ended December 31,
               1996, in File No. 1-3480                     *
      + 10(d)  Directors' Compensation Policy, as amended
               to date, filed as Exhibit 10(d) to Form
               10-K for the year ended December 31, 1998,
               in File No. 1-3480                           *
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended to date, filed as Exhibit 10(e)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
     +  10(f)  Non-Employee Director Stock Compensation
               Plan, as amended to date, filed as Exhibit
               10(b) to Form 10-Q for the quarter ended
               March 31, 1999, in File No. 1-3480           *
     +  10(g)  1997 Non-Employee Director Long-Term
               Incentive Plan, as amended to date, filed
               as Exhibit 10(g) to Form 10-K for the year
               ended December 31, 1998, in File No. 1-3480  *
     +  10(h)  1997 Executive Long-Term Incentive Plan,
               as amended to date, filed as Exhibit 10(h)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                    **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1999                        **
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23     Consent of Independent Public Accountants    **
        27     Financial Data Schedule                      **

------------------------
 * Incorporated herein by reference as indicated.
** Filed herewith.
+ Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

   Form 8-K was filed on February 11, 2000.  Under Item 5 --
Other Events, the company announced that its Board of Directors authorized the repurchase of up to 1 million shares of the company's outstanding common stock.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MDU RESOURCES GROUP, INC.

    Date:  March 3, 2000      By:   /s/ Martin A. White
                                  Martin A. White (President
                                    and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

            Signature                             Title              Date

     /s/ Martin A. White                    Chief Executive      March 3, 2000
      Martin A. White                            Officer
(President and Chief Executive Officer)       and Director


    /s/ Douglas C. Kane                            Chief         March 3, 2000
Douglas C. Kane (Executive Vice President,    Administrative &
Chief Administrative & Corporate                 Corporate
       Development Officer)                 Development Officer
                                                and Director

    /s/ Warren L. Robinson                    Chief Financial    March 3, 2000
Warren L. Robinson (Executive Vice President,      Officer
Treasurer and Chief Financial Officer)

    /s/ Vernon A. Raile                      Chief Accounting    March 3, 2000
 Vernon A. Raile (Vice President,                  Officer
Controller and Chief Accounting Officer)


    /s/ John A. Schuchart                         Director       March 3, 2000
John A. Schuchart (Chairman of the Board)


    /s/ San W. Orr, Jr.                           Director       March 3, 2000
San W. Orr, Jr. (Vice Chairman of the Board)


    /s/ Thomas Everist                            Director       March 3, 2000
        Thomas Everist


    /s/ Richard L. Muus                           Director       March 3, 2000
       Richard L. Muus


    /s/ Robert L. Nance                           Director       March 3, 2000
       Robert L. Nance


    /s/ John L. Olson                             Director       March 3, 2000
        John L. Olson


                                                  Director
       Harry J. Pearce


   /s/ Homer A. Scott, Jr.                        Director       March 3, 2000
     Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                         Director       March 3, 2000
      Joseph T. Simmons


    /s/ Sister Thomas Welder                      Director       March 3, 2000
     Sister Thomas Welder

                          EXHIBIT INDEX

Exhibit No.
         3(a)  Restated Certificate of Incorporation of
               the company, as amended to date, filed as
               Exhibit 3(a) to Form 10-Q for the quarter
               ended June 30, 1999, in File No. 1-3480      *
         3(b)  By-laws of the company, as amended to date,
               filed as Exhibit 3(b) to Form 10-Q for the
               quarterly period ended September 30, 1998,
               in File No. 1-3480                           *
         4(a) Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth through
               Forty-Eighth Supplements thereto between
               the company and the New York Trust Company
               (The Bank of New York, successor Corporate
               Trustee) and A. C. Downing (Douglas J.
               MacInnes, successor Co-Trustee), filed as
               Exhibit 4(a) in Registration No. 33-66682;
               and Exhibits 4(e), 4(f) and 4(g) in
               Registration No. 33-53896                    *
         4(b)  Rights agreement, dated as of November 12,
               1998, between the company and Norwest Bank
               Minnesota, N.A., Rights Agent, filed as
               Exhibit 4.1 to Form 8-A on November 12,
               1998, in File No. 1-3480                     *
      + 10(a)  Executive Incentive Compensation Plan,
               as amended to date, filed as Exhibit 10(a)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
      + 10(b)  Key Employee Stock Option Plan, as amended
               to date, filed as Exhibit 10(a) to
               Form 10-Q for the quarter ended March 31,
               1999 in File No. 1-3480                      *
      + 10(c)  Supplemental Income Security Plan, as
               amended to date, filed as Exhibit 10(d) to
               Form 10-K for the year ended December 31,
               1996, in File No. 1-3480                     *
      + 10(d)  Directors' Compensation Policy, as amended
               to date, filed as Exhibit 10(d) to Form
               10-K for the year ended December 31, 1998,
               in File No. 1-3480                           *
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended to date, filed as Exhibit 10(e)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
      + 10(f)  Non-Employee Director Stock Compensation
               Plan, as amended to date, filed as Exhibit
               10(b) to Form 10-Q for the quarter ended
               March 31, 1999, in File No. 1-3480           *
      + 10(g)  1997 Non-Employee Director Long-Term
               Incentive Plan, as amended to date, filed
               as Exhibit 10(g) to Form 10-K for the year
               ended December 31, 1998, in File No. 1-3480  *
      + 10(h)  1997 Executive Long-Term Incentive Plan,
               as amended to date, filed as Exhibit 10(h)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                    **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 1999                        **
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23     Consent of Independent Public Accountants    **
        27     Financial Data Schedule                      **

------------------------
 * Incorporated herein by reference as indicated.
** Filed herewith.
+ Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.