Form 10-Q
period 2000-03-31
MDU RESOURCES GROUP INC
filed 2000-05-11
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2000: 61,148,770 shares.


                            INTRODUCTION


    This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-looking Statements. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

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



                              INDEX




Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 2000 and 1999

  Consolidated Balance Sheets --
    March 31, 2000 and 1999, and December 31, 1999

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 2000 and 1999

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

Exhibits



                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                       2000       1999
                                                    (In thousands, except
                                                      per share amounts)

Operating revenues                                   $371,989   $259,046

Operating expenses:
 Fuel and purchased power                              14,399     13,503
 Purchased natural gas sold                           171,770     90,705
 Operation and maintenance                            125,918    101,999
 Depreciation, depletion and amortization              22,139     20,140
 Taxes, other than income                               8,333      7,238
                                                      342,559    233,585

Operating income                                       29,430     25,461

Other income -- net                                     2,368      3,768
Interest expense                                       10,281      8,806
Income before income taxes                             21,517     20,423
Income taxes                                            8,153      7,702
Net income                                             13,364     12,721
Dividends on preferred stocks                             192        193
Earnings on common stock                             $ 13,172   $ 12,528
Earnings per common share -- basic                   $    .23   $    .24
Earnings per common share -- diluted                 $    .23   $    .23
Dividends per common share                           $    .21   $    .20
Weighted average common shares outstanding -- basic    57,051     53,147
Weighted average common shares outstanding -- diluted  57,188     53,420

The accompanying notes are an integral part of these consolidated statements.



                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                         March 31,   March 31,  December 31,
                                           2000         1999       1999
                                                  (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents              $   37,622   $   36,930  $   77,504
 Receivables                               179,585      123,639     169,560
 Inventories                                57,468       43,176      64,608
 Deferred income taxes                      16,564       20,974      15,600
 Prepayments and other current assets       29,452       17,849      24,424
                                           320,691      242,568     351,696
Investments                                 42,907       40,550      43,128
Property, plant and equipment            2,066,881    1,837,019   2,042,281
 Less accumulated depreciation,
  depletion and amortization               809,568      741,392     794,105
                                         1,257,313    1,095,627   1,248,176
Deferred charges and other assets          122,959       95,289     123,303
                                        $1,743,870   $1,474,034  $1,766,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                  $      ---   $      122  $   14,693
 Long-term debt and preferred
  stock due within one year                  3,841        2,502       4,428
 Accounts payable                           98,245       61,326      81,262
 Taxes payable                              13,704       20,540       6,842
 Dividends payable                          12,174       10,824      12,171
 Other accrued liabilities,
  including reserved revenues               80,412       85,756      67,931
                                           208,376      181,070     187,327
Long-term debt                             518,164      417,778     563,545
Deferred credits and other liabilities:
 Deferred income taxes                     215,621      173,885     213,771
 Other liabilities                         114,117      128,777     115,627
                                           329,738      302,662     329,398
Preferred stock subject to mandatory
 redemption                                  1,500        1,600       1,500
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                           15,000       15,000      15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 57,296,167
    at March 31, 2000, 57,277,915
    at December 31, 1999; $3.33 par
    value, 53,395,525 at March 31, 1999     57,296      177,807      57,278
  Other paid-in capital                    372,661      174,264     372,312
  Retained earnings                        244,761      207,479     243,569
  Treasury stock at cost - 239,521
    shares                                  (3,626)      (3,626)     (3,626)
    Total common stockholders' equity      671,092      555,924     669,533
   Total stockholders' equity              686,092      570,924     684,533
                                        $1,743,870   $1,474,034  $1,766,303


The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             2000       1999
                                                              (In thousands)
Operating activities:
Net income                                                 $ 13,364  $ 12,721
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation, depletion and amortization                    22,139    20,140
 Deferred income taxes and investment tax credit                969    (3,352)
 Changes in current assets and liabilities:
   Receivables                                               (9,938)      475
   Inventories                                                7,250     1,689
   Other current assets                                      (5,028)    1,687
   Accounts payable                                          16,966     1,303
   Other current liabilities                                 19,346    25,966
 Other noncurrent changes                                        71       (46)

Net cash provided by operating activities                    65,139    60,583

Financing activities:
Net change in short-term borrowings                         (14,693)  (14,878)
Issuance of long-term debt                                   25,400    25,089
Repayment of long-term debt                                 (71,368)  (21,366)
Issuance of common stock                                        ---     3,186
Retirement of natural gas repurchase commitment                 ---    (1,288)
Dividends paid                                              (12,172)  (10,825)

Net cash used in financing activities                       (72,833)  (20,082)

Investing activities:
Capital expenditures including acquisitions of businesses   (32,628)  (37,608)
Net proceeds from sale or disposition of property             1,219     7,130
Net capital expenditures                                    (31,409)  (30,478)
Sale of natural gas available under repurchase commitment       ---       619
Investments                                                     221     2,479
Additions to notes receivable                                (5,000)  (15,407)
Proceeds from notes receivable                                4,000       ---

Net cash used in investing activities                       (32,188)  (42,787)

Decrease in cash and cash equivalents                       (39,882)   (2,286)
Cash and cash equivalents -- beginning of year               77,504    39,216

Cash and cash equivalents -- end of period                 $ 37,622  $ 36,930


The accompanying notes are an integral part of these consolidated statements.

                   MDU RESOURCES GROUP, INC.
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                    March 31, 2000 and 1999
                           (Unaudited)

1.   Basis of presentation

         The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 1999 (1999 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the company's 1999 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements. For the three months ended March 31, 2000 and 1999, comprehensive income equaled net income as reported.

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

 3.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                                Three Months Ended
                                                    March 31,
                                                2000       1999
                                                (In thousands)

     Interest, net of amount capitalized        $4,728     $3,131
     Income taxes                               $  600     $  130

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133 on January 1, 2001. The company continues to evaluate the effect of adopting SFAS No. 133 but has not yet determined what impact this adoption will have on the company's financial position or results of operations.

         In December 1999, the Securities and Exchange
     Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On March 24, 2000, the Securities and Exchange Commission delayed the adoption date of SAB No.
     101. SAB No. 101 is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. SAB No. 101 is not expected to have a material effect on the company's financial position or results of operations.

 6.  Derivatives

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

         The swap and collar agreements call for the company to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is either an oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price on the NYMEX, Colorado Interstate Gas Index or other various indexes. The company believes that there is a high degree of correlation because the timing of purchases and production and the swap and collar agreements are closely matched, and hedge prices are established in the areas of operations. Amounts payable or receivable on the swap and collar agreements are matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty. Gains or losses on futures contracts are deferred until the underlying commodity transaction occurs, at which point they are reported in "Purchased natural gas sold" on the Consolidated Statements of Income.

         The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of WBI Holdings as of March 31, 2000. These agreements call for the subsidiaries of WBI Holdings to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per barrel)   (In barrels)   Value

     Oil swap agreements
      maturing in 2000             $19.55           578    $(3,962)

                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas swap
      agreements maturing
      in 2000                      $ 2.32         5,790    $(2,663)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per barrel)   (In barrels)   Value

     Oil collar agreement
      maturing in 2000         $20.00/$22.33        138    $  (588)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas collar
      agreements maturing
      in 2000                   $2.34/$2.69       2,559    $(1,017)

         The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of WBI Holdings, as of March 31, 1999. These agreements call for the subsidiaries of WBI Holdings to receive fixed prices and pay variable prices.

                      (Notional amount and fair value in thousands)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas collar
      agreements maturing
      in 1999                   $2.10/$2.51       2,200    $    322


                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas futures
      contracts maturing
      in 2000                      $2.38          1,000    $    135

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

         In the event a derivative financial instrument does not qualify for hedge accounting or when the underlying commodity transaction matures, is sold, is extinguished, or is terminated, the current favorable or unfavorable position on the open contract would be included in results of operations. The company's policy requires approval to terminate a hedge agreement prior to its original maturity. In the event a hedge agreement is terminated, the realized gain or loss at the time of termination would be deferred until the underlying commodity transaction is sold or matures and is expected to generally offset the corresponding increases or decreases in the value of the underlying commodity transaction.

 7.  Common stock

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

         The company's operations are now conducted through six business segments and all prior period information has been restated to reflect this change. As of March 31, 2000, all of the company's operations are located within the United States. The electric business generates, transmits and distributes electricity and the natural gas distribution business distributes natural gas, and these operations also supply related value-added products and services in the Northern Great Plains. The utility services business is a full-service engineering, design and build company operating in the western United States specializing in construction and maintenance of power and natural gas distribution and transmission systems as well as communication and fiber optic facilities. The pipeline and energy services business provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems and provides energy marketing and management services throughout the United States. The oil and natural gas production business is engaged in oil and natural gas acquisition, exploration and production throughout the United States and in the Gulf of Mexico. The construction materials and mining business mines and markets aggregates and related value-added construction materials products and services in the western United States, including Alaska and Hawaii. It also operates lignite coal mines in Montana and North Dakota.

       Segment information follows the same accounting policies as described in Note 1 of the company's 1999 Annual Report.
     Segment information included in the accompanying
     Consolidated Statements of Income is as follows:

                                              Operating
                               Operating      Revenues    Earnings
                               Revenues        Inter-    on Common
                               External        segment     Stock
     Three Months                          (In thousands)
     Ended March 31, 2000

     Electric                  $  40,320     $    ---      $ 3,223
     Natural gas distribution     62,417          ---        2,580
     Utility services             22,836          ---          453
     Pipeline and energy
      services                   147,738       20,497        2,729
     Oil and natural gas
      production                  23,043        4,190        6,409
     Construction materials
      and mining                  72,050        3,585*      (2,222)
     Intersegment eliminations       ---      (24,687)         ---
     Total                     $ 368,404     $  3,585*     $13,172

     Three Months
     Ended March 31, 1999

     Electric                  $  40,232     $    ---      $ 4,266
     Natural gas distribution     61,126          ---        2,878
     Utility services             18,742          ---          897
     Pipeline and energy
      services                    66,635       20,721        4,264
     Oil and natural gas
      production                  12,273        2,711        1,596
     Construction materials
      and mining                  55,976        4,062*      (1,373)
     Intersegment eliminations       ---      (23,432)         ---
     Total                     $ 254,984     $  4,062*     $12,528

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

 9.  Regulatory matters and revenues subject to refund

         In June 1995, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the company, filed a general rate increase application with the Federal Energy Regulatory Commission
     (FERC). As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. In June 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanding the return on equity issue to an Administrative Law Judge for further proceedings. In July 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1999 FERC order. In September 1999, the FERC granted Williston Basin's request for rehearing with respect to the return on equity issue but also ordered Williston Basin to issue interim refunds prior to the final determination in this proceeding. As a result, in October 1999, Williston Basin issued refunds to its customers totaling $11.3 million, all from amounts which had previously been reserved. In December 1999, a hearing was held before the FERC regarding the return on equity issue. In April 2000, the Administrative Law Judge issued an Initial Decision regarding the remanded return on equity issue and Williston Basin is currently evaluating its options regarding this decision. In addition, in July 1999, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues concerning storage cost allocations as decided by the FERC in its June 1999 order. In October 1999, the D.C. Circuit Court issued an order which dismissed Williston Basin's appeal but permitted Williston Basin to again appeal such previously contested issues upon final determination of all issues by the FERC in this proceeding.

         In December 1999, Williston Basin filed a general natural gas rate change application with the FERC.
     Williston Basin will begin collecting such rates effective
     June 1, 2000, subject to refund.

         Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

 10. Litigation

         In March 1997, 11 natural gas producers filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court) against Williston Basin and the company.
     The natural gas producers had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the company had natural gas purchase contracts with Koch. The natural gas producers allege they are entitled to damages for the breach of Williston Basin's and the company's contracts with Koch although no specific damages have been stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the company have filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. Oral argument on those motions was held May 8, 2000. Williston Basin and the company are awaiting a decision from the North Dakota District Court. A trial on the claims of the natural gas producers has been set to commence on October 23, 2000.

         In Williston Basin's opinion, the claims of the 11 natural gas producers are without merit. If any amounts are ultimately found to be due, Williston Basin plans to file with the FERC for recovery from customers. However, the amount of costs that can ultimately be recovered is subject to approval by the FERC and market conditions.

         In June 1999, several oil and gas royalty interest owners filed suit in Colorado State District Court, in the City and County of Denver, against WBI Production, Inc. (WBI Production), an indirect wholly owned subsidiary of the company, and several former producers of natural gas with respect to certain gas production properties in the state of Colorado. The complaint arose as a result of the purchase by WBI Production, effective January 1, 1999, of certain natural gas producing leaseholds from the former producers. Prior to February 1, 1999, the natural gas produced from the leaseholds was sold at above market prices pursuant to a natural gas contract. Pursuant to the contract, the royalty interest owners were paid royalties based upon the above market prices. The royalty interest owners have alleged that WBI Production took assignment of the rights to the natural gas contract from the former owner of the contract and, with respect to natural gas produced from such leases and sold at market prices thereafter, wrongly ceased paying the higher royalties on such gas.

         In their complaint, the royalty interest owners have alleged, in part, breach of oil and gas lease obligations and unjust enrichment on the part of WBI Production and the other former producers with respect to the amount of royalties being paid to the royalty interest owners. The royalty interest owners have requested damages under alternate theories of up to approximately $11.6 million for additional royalties, excluding interest. Motions for summary judgment are pending. Trial before the Colorado State District Court had been scheduled to be held during the week of April 24, 2000, but was rescheduled for the week of October 2, 2000. WBI Production is vigorously contesting the suit.

         In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In March 1997, the U.S. District Court dismissed the suit without prejudice and the dismissal was affirmed by the D.C. Circuit Court in October 1998. In June 1997, Grynberg filed a similar Federal False Claims Act suit against Williston Basin and Montana-Dakota and filed over 70 other separate similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming (Federal District Court). Oral argument on motions to dismiss was held before the Federal District Court on March 17, 2000. Williston Basin and Montana-Dakota are awaiting a decision from the Federal District Court.

         The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas, against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. In response to a motion filed by the defendants in this suit, the Judicial Panel on Multidistrict Litigation transferred the suit to the Federal District Court for inclusion in the pretrial proceedings of the Grynberg suit.

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

                                                  Three Months
                                                     Ended
                                                    March 31,
                                                  2000    1999
Electric                                        $  3.2  $  4.3
Natural gas distribution                           2.6     2.9
Utility services                                    .5      .9
Pipeline and energy services                       2.7     4.2
Oil and natural gas production                     6.4     1.6
Construction materials and mining                 (2.2)   (1.4)
Earnings on common stock                        $ 13.2  $ 12.5

Earnings per common share - basic               $  .23  $  .24

Earnings per common share - diluted             $  .23  $  .23

Return on average common equity
 for the 12 months ended                         13.4%    5.1%*
________________________________
* Reflects $39.9 million in noncash after-tax write-downs of oil and natural gas properties in 1998.

Three Months Ended March 31, 2000 and 1999

    Consolidated earnings for the quarter ended March 31, 2000, increased $700,000 from the comparable period a year ago due to higher earnings at the oil and natural gas production
business, largely offset by lower earnings at all other
business segments.
                ________________________________

    Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2000    1999
Operating revenues:
 Retail sales                                   $  34.0 $  34.0
 Sales for resale and other                         6.3     6.2
                                                   40.3    40.2
Operating expenses:
 Fuel and purchased power                          14.4    13.5
 Operation and maintenance                         11.3    10.7
 Depreciation, depletion and amortization           4.7     4.5
 Taxes, other than income                           2.1     1.9
                                                   32.5    30.6

Operating income                                $   7.8 $   9.6

Retail sales (million kWh)                        546.5   536.1
Sales for resale (million kWh)                    256.8   268.6
Average cost of fuel and purchased
 power per kWh                                  $  .017 $  .016


Natural Gas Distribution
                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2000    1999
Operating revenues:
 Sales                                          $  61.4 $  60.1
 Transportation and other                           1.0     1.0
                                                   62.4    61.1
Operating expenses:
 Purchased natural gas sold                        45.8    44.9
 Operation and maintenance                          8.5     7.8
 Depreciation, depletion and amortization           1.9     1.8
 Taxes, other than income                           1.3     1.1
                                                   57.5    55.6

Operating income                                $   4.9 $   5.5

Volumes (MMdk):
 Sales                                             13.3    13.2
 Transportation                                     3.4     3.1
Total throughput                                   16.7    16.3

Degree days (% of normal)                           87%     87%
Average cost of natural gas, including
 transportation thereon, per dk                 $  3.45 $  3.40



Utility Services
                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2000    1999

Operating revenues                              $  22.8 $  18.8

Operating expenses:
 Operation and maintenance                         20.0    15.9
 Depreciation, depletion and amortization            .9      .6
 Taxes, other than income                            .8      .7
                                                   21.7    17.2

Operating income                                $   1.1 $   1.6



Pipeline and Energy Services
                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2000    1999
Operating revenues:
 Pipeline                                       $  15.1 $  15.2
 Energy services                                  153.2    72.1
                                                  168.3    87.3

Operating expenses:
 Purchased natural gas sold                       149.1    69.1
 Operation and maintenance                          8.9     7.3
 Depreciation, depletion and amortization           2.2     1.9
 Taxes, other than income                           1.4     1.2
                                                  161.6    79.5

Operating income                                $   6.7 $   7.8

Transportation volumes (MMdk):
  Montana-Dakota                                    8.7     8.3
  Other                                            11.3     8.8
                                                   20.0    17.1


Oil and Natural Gas Production
                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2000    1999
Operating revenues:
 Oil                                            $  10.4 $   5.0
 Natural gas                                       14.0     9.8
 Other                                              2.8      .2
                                                   27.2    15.0
Operating expenses:
 Purchased natural gas sold                         1.3     ---
 Operation and maintenance                          6.9     5.7
 Depreciation, depletion and amortization           5.6     5.7
 Taxes, other than income                           2.0     1.4
                                                   15.8    12.8

Operating income                                $  11.4 $   2.2

Production:
 Oil (000's of barrels)                             471     481
 Natural gas (MMcf)                               6,466   6,238

Average prices:
 Oil (per barrel)                               $ 21.97 $ 10.35
 Natural gas (per Mcf)                             2.17    1.57


Construction Materials and Mining
                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2000    1999
Operating revenues:
 Construction materials                         $  68.4 $  50.1
 Coal                                               7.2    10.0
                                                   75.6    60.1
Operating expenses:
 Operation and maintenance                         70.5    54.7
 Depreciation, depletion and amortization           6.8     5.7
 Taxes, other than income                            .8      .9
                                                   78.1    61.3

Operating loss                                  $  (2.5)$  (1.2)

Sales (000's):
 Aggregates (tons)                                2,126   1,538
 Asphalt (tons)                                      93     104
 Ready-mixed concrete (cubic yards)                 288     217
 Coal (tons)                                        678     879

    Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and oil and natural gas production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $24.6 million, $24.4 million and $.2 million for the three months ended March 31, 2000; and $23.4 million, $23.3 million and $.1 million for the three months ended March 31, 1999, respectively.

Three Months Ended March 31, 2000 and 1999

Electric

    Electric earnings decreased due to higher retail fuel and purchased power costs largely due to increased generation at higher cost versus lower cost generating stations and increased purchases from outside suppliers, both resulting from outages at a large electric generating station. Also contributing to the earnings decline were higher operation and maintenance expenses resulting from increased payroll expense, and higher maintenance costs at a large electric generating station, partially offset by lower employee benefit-related costs. Higher average realized rates on sales for resale slightly offset the earnings decline.

Natural Gas Distribution

    Earnings decreased at the natural gas distribution business due to increased operation and maintenance expenses, primarily higher payroll expense and increased subcontractor costs partially offset by lower employee benefit-related costs. The natural gas distribution business continued to experience lower than normal volumes resulting from weather that was 13 percent warmer than normal. Higher service and repair income partially offset the earnings decrease.

Utility Services

    Utility services earnings declined due to decreased workload at some of the existing operations that have been affected by utility merger activity in the Pacific Northwest, partially offset by earnings from companies acquired since the comparable period last year.

Pipeline and Energy Services

    Earnings at the pipeline and energy services business decreased due to the recognition in 1999 of $1.7 million resulting from a favorable order received from the D.C. Circuit Court relating to a 1992 general rate proceeding. Increased operating costs, primarily higher payroll expense, depreciation expense and other taxes also added to the earnings decrease. Increased transportation to off-system and on-system markets partially offset by decreased transportation to storage, and earnings from acquisitions since the comparable period last year partially offset the earnings decrease. The increase in energy services revenue and the related increase in purchased natural gas sold resulted from increased energy marketing volumes.

Oil and Natural Gas Production

    Earnings for the oil and natural gas production business increased primarily as a result of increased operating revenues resulting from realized oil and natural gas prices which were 112 percent and 38 percent higher than last year, respectively. Higher natural gas production due to both a new acquisition and ongoing development of existing properties also added to the earnings increase. Partially offsetting the earnings improvement were higher production taxes, largely the result of higher commodity prices.

Construction Materials and Mining

    Construction materials and mining earnings decreased due to normal seasonal losses realized in the first quarter of 2000 by construction materials businesses acquired since the comparable period last year, partially offset by increased construction activity at existing construction materials operations. Higher aggregate, ready-mixed concrete and construction volumes, were partially offset by higher selling, general and administrative costs at the existing construction materials operations. Decreased coal volumes sold resulting from outages at a large electric generating station also added to the earnings decline.

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

    The business and profitability of the company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their obligations with respect to the company's financial instruments, changes in accounting principles and/or the application of such principles to the company, changes in technology and legal proceedings, and the ability to effectively integrate the operations of acquired companies.

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

    In January 2000, the company announced an agreement to acquire Great Plains Natural Gas Company (Great Plains). Great Plains is a natural gas distribution company serving 19 communities in western Minnesota and southeastern North Dakota. The North Dakota Public Service Commission has approved the acquisition and approval is currently pending with the Minnesota Public Utilities Commission.

    Also in January 2000, the company announced that the Board of Directors had approved the acquisition of Connolly-Pacific Co., a southern California aggregate mining and marine construction company. Thomas Everist, a member of the company's Board of Directors, has an interest in L.G. Everist, Incorporated, which has owned Connolly-Pacific Co. since 1977.
At the company's Annual Meeting of Stockholders held on April 25, 2000, in accordance with New York Stock Exchange rules, the acquisition was approved by the stockholders of the company.

    In addition, in April 2000, the company acquired ready-mixed concrete companies in Montana and a pipeline and cable locating technology company based in Texas. Substantially all of the assets of a natural gas exploration and production company headquartered in Colorado, specializing in the development of coal bed methane reserves on over 187,000 net acres under lease in the Powder River Basin of Wyoming and Montana were also acquired. None of the above acquisitions were individually material.

Liquidity and Capital Commitments

    Net capital expenditures for the year 2000 are estimated at $355.3 million, including those for acquisitions to date, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline expansion projects, the building of construction materials handling and transportation facilities, and the further enhancement of oil and natural gas production and reserve growth. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, existing lines of credit aggregating $7.2 million, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities. At March 31, 2000, $24 million under the revolving credit and term loan agreement and $6.3 million under the lines of credit were outstanding.

    Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that supports the $250 million Centennial commercial paper program. Under the commercial paper program, $172.3 million was outstanding at March 31, 2000. The commercial paper borrowings are classified as long term as the company intends to refinance these borrowings on a long term basis through continued commercial paper borrowings supported by the revolving credit agreement due September 1, 2002. The company intends to renew this existing credit agreement on an annual basis.

    Centennial entered into an uncommitted long-term master shelf agreement on behalf of its subsidiaries that allows for borrowings of up to $200 million. Under the master shelf agreement, $25 million was outstanding at March 31, 2000.

    The estimated 2000 capital expenditures set forth above for electric, natural gas distribution, utility services, pipeline and energy services and construction materials and mining operations do not include potential future acquisitions. The company continues to seek additional growth opportunities, including investing in the development of related lines of business. To the extent that acquisitions occur, the company anticipates that such acquisitions would be financed with existing credit facilities and the issuance of long-term debt and the company's equity securities.

    In January 2000, the company announced that its Board of Directors approved a stock repurchase program, authorizing the purchase of up to 1 million shares of the company's outstanding common stock. The amount and timing of purchases will depend on market conditions. It is anticipated that the funds required for this program will be met from internally generated funds, the issuance of long-term or short-term debt or other sources that become available from time to time. Unless extended, the stock repurchase program will be terminated on or prior to December 31, 2001. As of March 31, 2000, no shares have been repurchased under the program.

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 2000, the company could have issued approximately $285 million of additional first mortgage bonds.

    The company's coverage of fixed charges including preferred dividends was 4.2 times and 4.3 times for the twelve months ended March 31, 2000, and December 31, 1999, respectively. Additionally, the company's first mortgage bond interest coverage was 6.9 times and 7.1 times for the twelve months ended March 31, 2000, and December 31, 1999, respectively. Common stockholders' equity as a percent of total capitalization was 56 percent and 54 percent at March 31, 2000, and December 31, 1999, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes in market risk faced by the company from those reported in the company's Annual Report on Form 10-K for the year ended December 31, 1999. For more information on market risk, see Part II, Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 1999, and Notes to Consolidated Financial Statements in this Form 10-Q.


                  PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Oral argument on motions for summary judgment to dismiss the claims of the 11 natural gas producers before the North Dakota District Court was held May 8, 2000. Williston Basin and the company are awaiting a decision from the North Dakota District Court. Trial has been set to commence on October 23, 2000.

    Trial before the Colorado State District Court had been scheduled to be held during the week of April 24, 2000, but was rescheduled for the week of October 2, 2000 in the oil and gas royalty interest owners legal proceeding.

    Oral argument on motions to dismiss was held before the Federal District Court on March 17, 2000 in the Grynberg legal proceeding. Williston Basin and Montana-Dakota are awaiting a decision from the Federal District Court.

    In response to a motion filed by the defendants in the Quinque legal proceeding, the Judicial Panel on Multidistrict Litigation transferred the Quinque suit to the Federal District Court for inclusion in the pretrial proceedings of the Grynberg suit.

    For more information on the above legal actions see Note 10 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 28, 2000, the company issued 18,252 shares of Common Stock, $1.00 par value, as part of a final adjustment with respect to an acquisition of a business in a prior period. The Common Stock issued by the company in this transaction was issued in a private sale exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The former owners of the business acquired, and now shareholders of the company, are accredited investors and have acknowledged that they would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The company's Annual Meeting of Stockholders was held on April 25, 2000. Four proposals were submitted to stockholders as described in the company's Proxy Statement dated March 10, 2000, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.

                                               Shares
                                   Shares     Against or                Broker
                                    For        Withheld   Abstentions  Non-Votes

Proposal to approve the
 acquisition of Connolly-
 Pacific Co. and the issuance
 of common stock in connection
 therewith                        37,353,207   1,296,776    667,489    5,017,756

Proposal to amend the 1992 Key
 Employee Stock Option Plan       40,264,025   2,716,449  1,354,754          ---

Proposal to amend the 1997
 Executive Long-Term Incentive
 Plan                             39,547,863   3,310,752  1,476,613          ---

Proposal to elect four directors:

 For terms expiring in 2003 --
  San W. Orr, Jr.                 43,353,150     982,078        ---          ---
  Harry J. Pearce                 42,546,679   1,788,549        ---          ---
  Homer A. Scott, Jr.             43,411,731     923,497        ---          ---
  Sister Thomas Welder, O.S.B.    43,291,355   1,043,873        ---          ---


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   10(a) 1992 Key Employee Stock Option Plan, as amended to date 10(b) 1997 Executive Long-Term Incentive Plan, as amended to date
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   27    Financial Data Schedule

b) Reports on Form 8-K

   None.


                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  May 11, 2000             BY  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY  /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer



                         EXHIBIT INDEX





Exhibit No.

10(a) 1992 Key Employee Stock Option Plan, as amended to date
10(b) 1997 Executive Long-Term Incentive Plan, as amended to date
12    Computation of Ratio of Earnings to Fixed Charges
      and Combined Fixed Charges and Preferred Stock
      Dividends
27    Financial Data Schedule