Form 10-Q
period 2000-06-30
MDU RESOURCES GROUP INC
filed 2000-08-11
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000:
62,705,861 shares.

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

    Utility Services is a full-service engineering, design and build company operating throughout the United States specializing in construction and maintenance of power and natural gas distribution and transmission systems as well as communication and fiber optic facilities.



                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 2000 and 1999

  Consolidated Balance Sheets --
    June 30, 2000 and 1999, and December 31, 1999

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 2000 and 1999

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

Exhibits

                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                            Three Months         Six Months
                                               Ended                Ended
                                              June 30,            June 30,
                                           2000      1999      2000      1999
                                       (In thousands, except per share amounts)

Operating revenues                       $362,979  $290,267  $734,968  $549,313

Operating expenses:
 Fuel and purchased power                  11,805    12,452    26,204    25,955
 Purchased natural gas sold                95,004    71,750   266,774   162,455
 Operation and maintenance                183,175   143,771   309,093   245,770
 Depreciation, depletion and amortization  24,306    19,983    46,445    40,123
 Taxes, other than income                   7,610     6,663    15,943    13,901
                                          321,900   254,619   664,459   488,204

Operating income                           41,079    35,648    70,509    61,109

Other income -- net                         4,307     1,065     6,676     4,833
Interest expense                           10,924     8,452    21,205    17,258
Income before income taxes                 34,462    28,261    55,980    48,684
Income taxes                               13,336    10,465    21,490    18,167
Net income                                 21,126    17,796    34,490    30,517
Dividends on preferred stocks                 191       193       383       386
Earnings on common stock                  $20,935  $ 17,603  $ 34,107  $ 30,131
Earnings per common share -- basic        $   .35  $    .33  $    .58  $    .57
Earnings per common share -- diluted      $   .35  $    .33  $    .58  $    .56
Dividends per common share                $   .21  $    .20  $    .42  $    .40
Weighted average common shares
 outstanding -- basic                      59,987    53,373    58,519    53,260
Weighted average common shares
 outstanding -- diluted                    60,212    53,603    58,688    53,512

The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                       June 30,     June 30,  December 31,
                                         2000         1999        1999
                                                 (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents            $   39,120   $   44,534   $   77,504
 Receivables                             208,561      145,479      169,560
 Inventories                              64,448       51,834       64,608
 Deferred income taxes                    11,252       18,732       15,600
 Prepayments and other current assets     37,719       24,470       24,424
                                         361,100      285,049      351,696
Investments                               43,274       43,783       43,128
Property, plant and equipment          2,294,389    1,883,363    2,042,281
 Less accumulated depreciation,
  depletion and amortization             829,941      758,874      794,105
                                       1,464,448    1,124,489    1,248,176
Deferred charges and other assets        136,939       97,319      123,303
                                      $2,005,761   $1,550,640   $1,766,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                $      ---   $      102   $   14,693
 Long-term debt and preferred
  stock due within one year                3,856        2,374        4,428
 Accounts payable                        111,063       84,109       81,262
 Taxes payable                             3,571        8,178        6,842
 Dividends payable                        13,033       11,004       12,171
 Other accrued liabilities,
  including reserved revenues             76,265       77,374       67,931
                                         207,788      183,141      187,327
Long-term debt                           695,030      473,174      563,545
Deferred credits and other liabilities:
 Deferred income taxes                   220,693      177,871      213,771
 Other liabilities                       114,147      119,490      115,627
                                         334,840      297,361      329,398
Preferred stock subject to mandatory
 redemption                                1,500        1,600        1,500
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                         15,000       15,000       15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 61,519,748
    at June 30, 2000, 54,293,628
    at June 30, 1999 and
     57,277,915 at December 31, 1999)     61,520       54,294       57,278
  Other paid-in capital                  440,856      315,426      372,312
  Retained earnings                      252,853      214,270      243,569
  Treasury stock at cost - 239,521
    shares                                (3,626)      (3,626)      (3,626)
    Total common stockholders' equity    751,603      580,364      669,533
  Total stockholders' equity             766,603      595,364      684,533
                                      $2,005,761   $1,550,640   $1,766,303


The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                             Six Months Ended
                                                                June 30,
                                                             2000       1999
                                                             (In thousands)

Operating activities:
 Net income                                                $ 34,490   $ 30,517
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation, depletion and amortization                  46,445     40,123
   Deferred income taxes and investment tax credit           10,245       (112)
   Changes in current assets and liabilities:
     Receivables                                            (25,989)   (10,094)
     Inventories                                              4,078     (1,414)
     Other current assets                                   (12,602)    (4,860)
     Accounts payable                                        21,537     20,928
     Other current liabilities                                4,071      4,594
   Other noncurrent changes                                  (1,437)    (4,937)

 Net cash provided by operating activities                   80,838     74,745

Financing activities:
 Net change in short-term borrowings                        (15,242)   (19,098)
 Issuance of long-term debt                                 147,476     80,503
 Repayment of long-term debt                                (18,802)   (22,408)
 Issuance of common stock                                       ---      3,184
 Retirement of natural gas repurchase commitment                ---    (14,296)
 Dividends paid                                             (25,206)   (21,829)

 Net cash provided by financing activities                   88,226      6,056

Investing activities
 Capital expenditures including acquisitions of businesses (208,853)   (71,016)
 Net proceeds from sale or disposition of property            2,341     10,364
 Net capital expenditures                                  (206,512)   (60,652)
 Sale of natural gas available under repurchase commitment      ---      1,330
 Investments                                                     64       (754)
 Additions to notes receivable                               (5,000)   (15,407)
 Proceeds from notes receivable                               4,000        ---

  Net cash used in investing activities                    (207,448)   (75,483)

Increase (decrease) in cash and cash equivalents            (38,384)     5,318
Cash and cash equivalents -- beginning of year               77,504     39,216

Cash and cash equivalents -- end of period                 $ 39,120   $ 44,534



The accompanying notes are an integral part of these consolidated statements.

                   MDU RESOURCES GROUP, INC.
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                     June 30, 2000 and 1999
                           (Unaudited)

1.   Basis of presentation

         The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
     December 31, 1999 (1999 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the company's 1999 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements. For the three months and six months ended June 30, 2000 and 1999, comprehensive income equaled net income as reported.

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

 3.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                                Six Months Ended
                                                    June 30,
                                                2000       1999
                                                 (In thousands)

     Interest, net of amount capitalized       $ 17,362   $14,718
     Income taxes                              $ 13,844   $19,673

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -
     - an amendment of FASB Statement No. 133" (SFAS No. 138). The company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The company continues to evaluate the effect of adopting SFAS No. 133, as amended, but has not yet determined what impact this adoption will have on the company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the Securities and Exchange Commission delayed the adoption date of SAB No. 101. SAB No. 101 is effective for the company no later than October 1, 2000. SAB No. 101 is not expected to have a material effect on the company's financial position or results of operations.

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

         The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of WBI Holdings as of June 30, 2000. These agreements call for the subsidiaries of WBI Holdings to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per barrel)   (In barrels)   Value

     Oil swap agreements
      maturing in 2000             $19.55           386     $(4,659)

                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas swap
      agreements maturing
      in 2000                      $2.32          3,974     $(7,272)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per barrel)   (In barrels)   Value

     Oil collar agreement
      maturing in 2000         $20.00/$22.33         92     $  (825)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas collar
      agreements maturing
      in 2000                   $2.34/$2.69       1,922     $(3,735)

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

         The company's operations are now conducted through six business segments and all prior period information has been restated to reflect this change. As of June 30, 2000, substantially all of the company's operations are located within the United States. The electric business generates, transmits and distributes electricity and the natural gas distribution business distributes natural gas. These operations also supply related value-added products and services in the Northern Great Plains. The utility services business is a full-service engineering, design and build company operating throughout the United States specializing in construction and maintenance of power and natural gas distribution and transmission systems as well as communication and fiber optic facilities. The pipeline and energy services business provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems and provides energy marketing and management services throughout the United States. The oil and natural gas production business is engaged in oil and natural gas acquisition, exploration and production throughout the United States and in the Gulf of Mexico. The construction materials and mining business mines and markets aggregates and related value-added construction materials products and services in the western United States, including Alaska and Hawaii. It also operates lignite coal mines in Montana and North Dakota.

       Segment information follows the same accounting policies as described in Note 1 of the company's 1999 Annual Report.
     Segment information included in the accompanying Consolidated Statements of Income is as follows:

                                              Operating
                               Operating      Revenues     Earnings
                                Revenues       Inter-     on Common
                                External      segment       Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2000

     Electric                  $  36,401     $      ---    $  3,035
     Natural gas distribution     29,038            ---        (669)
     Utility services             24,352            ---       1,074
     Pipeline and energy
       services                   97,574          9,616         919
     Oil and natural gas
       production                 21,805          7,555       7,089
     Construction materials
       and mining                150,984          2,825*      9,487
     Intersegment eliminations       ---        (17,171)        ---
     Total                     $ 360,154     $    2,825*   $ 20,935

     Three Months
     Ended June 30, 1999

     Electric                  $  36,948     $      ---    $  3,276
     Natural gas distribution     25,881            ---        (550)
     Utility services             23,465            ---       1,788
     Pipeline and energy
       services                   80,743          6,665       6,902
     Oil and natural gas
       production                 15,360          3,165       3,922
     Construction materials
       and mining                104,790          3,080*      2,265
     Intersegment eliminations       ---         (9,830)        ---
     Total                     $ 287,187     $    3,080*   $ 17,603

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

                                              Operating
                               Operating      Revenues     Earnings
                                Revenues       Inter-     on Common
                                External      segment       Stock
                                           (In thousands)

     Six Months
     Ended June 30, 2000

     Electric                  $  76,721     $      ---    $  6,259
     Natural gas distribution     91,455            ---       1,910
     Utility services             47,188            ---       1,527
     Pipeline and energy
       services                  245,312         30,113       3,648
     Oil and natural gas
       production                 44,848         11,745      13,498
     Construction materials
       and mining                223,034          6,410*      7,265
     Intersegment eliminations       ---        (41,858)        ---
     Total                     $ 728,558     $    6,410*   $ 34,107

     Six Months
     Ended June 30, 1999

     Electric                  $  77,180     $      ---    $  7,543
     Natural gas distribution     87,005            ---       2,328
     Utility services             42,208            ---       2,684
     Pipeline and energy
       services                  147,378         27,386      11,167
     Oil and natural gas
       production                 27,634          5,876       5,518
     Construction materials
       and mining                160,766          7,142*        891
     Intersegment eliminations       ---        (33,262)        ---
     Total                     $ 542,171     $    7,142*   $ 30,131

     * In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

          The company has acquired a number of businesses during the first six months of 2000, none of which were individually material, including construction materials and mining businesses with operations in Alaska, California, Montana, and Oregon, utility services businesses based in California, Colorado, and Montana, an energy services company based in Texas and a coal bed natural gas development company and related assets in Montana and Wyoming. The total purchase consideration for these businesses, consisting of the company's common stock, cash and the conversion of a note receivable to purchase consideration was $196.6 million.

 8.  Regulatory matters and revenues subject to refund

         In June 1995, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the company, filed a general rate increase application with the Federal Energy Regulatory Commission (FERC). As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. In June 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanding the return on equity issue to an Administrative Law Judge for further proceedings. In July 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1999 FERC order. In September 1999, the FERC granted Williston Basin's request for rehearing with respect to the return on equity issue but also ordered Williston Basin to issue interim refunds prior to the final determination in this proceeding. As a result, in October 1999, Williston Basin issued refunds to its customers totaling $11.3 million, all from amounts which had previously been reserved. In December 1999, a hearing was held before the FERC regarding the return on equity issue. In April 2000, the Administrative Law Judge issued an Initial Decision regarding the remanded return on equity issue, which matter is currently pending resolution. In addition, in July 1999, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues concerning storage cost allocations as decided by the FERC in its June 1999 order. In October 1999, the D.C. Circuit Court issued an order which dismissed Williston Basin's appeal but permitted Williston Basin to again appeal such previously contested issues upon final determination of all issues by the FERC in this proceeding.

         In December 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin began collecting such rates effective June 1, 2000, subject to refund.

         Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the various proceedings.

9.   Litigation

         In March 1997, 11 natural gas producers filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court) against Williston Basin and the company. The natural gas producers had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the company had natural gas purchase contracts with Koch. The natural gas producers alleged they were entitled to damages for the breach of Williston Basin's and the company's contracts with Koch although no specific damages were stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the company filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. The motions for summary judgment were granted by the North Dakota District Court on July 3, 2000.

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

         In their complaint, the royalty interest owners have alleged, in part, breach of oil and gas lease obligations and unjust enrichment on the part of WBI Production and the other former producers with respect to the amount of royalties being paid to the royalty interest owners. The royalty interest owners have requested damages under alternate theories of up to approximately $11.6 million for additional royalties, excluding interest. Motions for summary judgment are pending. Trial before the Colorado State District Court is scheduled for the week of October 2, 2000. WBI Production is vigorously contesting the suit.

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

                                    Three Months    Six Months
                                       Ended          Ended
                                      June 30,       June 30,
                                    2000    1999    2000   1999
Electric                           $ 3.0  $  3.3  $  6.3  $ 7.5
Natural gas distribution             (.7)    (.6)    1.9    2.3
Utility services                     1.1     1.8     1.5    2.7
Pipeline and energy services          .9     6.9     3.6   11.2
Oil and natural gas production       7.1     3.9    13.5    5.5
Construction materials and mining    9.5     2.3     7.3     .9
Earnings on common stock           $20.9  $ 17.6  $ 34.1  $30.1

Earnings per common
  share - basic                    $ .35    $.33    $.58   $.57

Earnings per common
  share - diluted                  $ .35    $.33    $.58   $.56

Return on average common equity
  for the 12 months ended                          13.0%   9.3%*
________________________________
* Reflects the effect of a $19.9 million noncash after-tax write-down of oil and natural gas properties in December 1998.

Three Months Ended June 30, 2000 and 1999

     Consolidated earnings for the quarter ended June 30, 2000, increased $3.3 million from the comparable period a year ago due to higher earnings at the construction materials and mining and oil and natural gas production businesses, partially offset by lower earnings at all other business segments.

Six Months Ended June 30, 2000 and 1999

     Consolidated earnings for the six months ended June 30, 2000, increased $4.0 million from the comparable period a year ago due to higher earnings at the oil and natural gas production and construction materials and mining businesses, partially offset by lower earnings at all other business segments.
                ________________________________

     Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.


Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                 Three Months        Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  2000     1999     2000    1999
Operating revenues:
  Retail sales                 $  30.5  $  30.5  $  64.5 $  64.5
  Sales for resale and other       5.9      6.4     12.2    12.7
                                  36.4     36.9     76.7    77.2
Operating expenses:
  Fuel and purchased power        11.8     12.4     26.2    26.0
  Operation and maintenance       10.6     10.4     21.8    21.1
  Depreciation, depletion and
    amortization                   4.8      4.6      9.5     9.2
  Taxes, other than income         1.9      1.8      4.0     3.7
                                  29.1     29.2     61.5    60.0

Operating income               $   7.3  $   7.7  $  15.2 $  17.2

Retail sales (million kWh)       483.9    481.5  1,030.4 1,017.6
Sales for resale (million kWh)   201.4    248.7    458.2   517.3
Average cost of fuel and
  purchased power per kWh      $  .016  $  .016  $  .017 $  .016


Natural Gas Distribution
                                 Three Months        Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  2000     1999     2000    1999
Operating revenues:
  Sales                        $  28.2  $  25.1  $  89.6 $  85.2
  Transportation and other          .8       .8      1.9     1.8
                                  29.0     25.9     91.5    87.0
Operating expenses:
  Purchased natural gas sold      19.6     16.5     65.3    61.5
  Operation and maintenance        7.2      7.0     15.9    14.8
  Depreciation, depletion and
    amortization                   1.9      1.8      3.8     3.6
  Taxes, other than income         1.1      1.1      2.4     2.2
                                  29.8     26.4     87.4    82.1

Operating income (loss)        $   (.8) $   (.5) $   4.1 $   4.9

Volumes (MMdk):
  Sales                            4.7      5.0     18.0    18.2
  Transportation                   2.5      2.2      5.9     5.3
Total throughput                   7.2      7.2     23.9    23.5

Degree days (% of normal)         106%     112%      91%     92%
Average cost of natural gas,
  including transportation
  thereon, per dk              $  4.13  $  3.29  $  3.63 $  3.37


Utility Services

                                 Three Months        Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  2000     1999     2000    1999

Operating revenues             $  24.4  $  23.5  $  47.2 $  42.2

Operating expenses:
 Operation and maintenance        20.6     19.1     40.5    34.9
 Depreciation, depletion
   and amortization                 .9       .5      1.9     1.1
 Taxes, other than income           .8       .7      1.6     1.3
                                  22.3     20.3     44.0    37.3

Operating income               $   2.1  $   3.2  $   3.2 $   4.9



Pipeline and Energy Services

                                 Three Months        Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  2000     1999     2000    1999
Operating revenues:
 Pipeline                      $  14.4  $  20.2  $  29.4 $  35.5
 Energy services                  92.8     67.2    246.0   139.3
                                 107.2     87.4    275.4   174.8

Operating expenses:
 Purchased natural gas sold       91.3     64.5    240.3   133.6
 Operation and maintenance         8.7      6.7     17.6    14.0
 Depreciation, depletion
    and amortization               2.4      2.0      4.6     3.9
Taxes, other than income           1.0      1.2      2.4     2.4
                                 103.4     74.4    264.9   153.9

Operating income               $   3.8  $  13.0  $  10.5 $  20.9

Transportation volumes (MMdk):
 Montana-Dakota                    6.9      6.9     15.7    15.3
 Other                            15.6     12.5     26.8    21.6
                                  22.5     19.4     42.5    36.9


Oil and Natural Gas Production

                                 Three Months        Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  2000     1999     2000    1999
Operating revenues:
 Oil                           $  10.6  $   6.8  $  21.0 $  11.7
 Natural gas                      15.6     11.0     29.6    20.8
 Other                             3.2       .7      6.0     1.0
                                  29.4     18.5     56.6    33.5
Operating expenses:
 Purchased natural gas sold        1.1       .4      2.5      .4
 Operation and maintenance         7.9      5.8     14.8    11.5
 Depreciation, depletion
   and amortization                5.7      5.2     11.2    10.7
 Taxes, other than income          2.0      1.1      4.0     2.6
                                  16.7     12.5     32.5    25.2

Operating income               $  12.7  $   6.0  $  24.1 $   8.3

Production:
 Oil (000's of barrels)            471      437      942     918
 Natural gas (MMcf)              6,371    6,007   12,837  12,245

Average prices:
 Oil (per barrel)              $ 22.51  $ 15.44  $ 22.24 $ 12.77
 Natural gas (per Mcf)         $  2.45  $  1.83  $  2.31 $  1.70


Construction Materials and Mining

                                 Three Months        Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                  2000     1999     2000    1999
Operating revenues:
  Construction materials       $ 146.1  $  99.9  $ 214.4 $ 150.0
  Coal                             7.7      7.9     15.0    17.9
                                 153.8    107.8    229.4   167.9
Operating expenses:
  Operation and maintenance      128.4     94.9    199.0   149.7
  Depreciation, depletion
    and amortization               8.6      5.9     15.4    11.6
  Taxes, other than income          .8       .8      1.6     1.7
                                 137.8    101.6    216.0   163.0

Operating income               $  16.0  $   6.2  $  13.4 $   4.9

Sales (000's):
  Aggregates (tons)              4,683    3,032    6,810   4,570
  Asphalt (tons)                   863      807      956     911
  Ready-mixed concrete
    (cubic yards)                  419      290      707     508
  Coal (tons)                      694      763    1,372   1,641

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and oil and natural gas production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $17.2 million, $17.0 million and $.2 million for the three months ended June 30, 2000; $9.8 million, $9.7 million and $.1 million for the three months ended June 30, 1999;
$41.8 million, $41.3 million and $.5 million for the six months ended June 30, 2000; and $33.3 million, $33.0 million and $.3 million for the six months ended June 30, 1999, respectively.

Three Months Ended June 30, 2000 and 1999

Electric

     Electric earnings decreased due to lower sales for resale and higher maintenance costs, both the result of maintenance at certain of the company's electric generating stations. Increased depreciation expense, resulting from higher depreciable property, plant and equipment balances, also added to the earnings decline. Higher realized prices partially offset the earnings decrease.

Natural Gas Distribution

     Earnings decreased slightly at the natural gas distribution business due to lower sales volumes resulting from warmer weather. The pass-through of higher average natural gas costs more than offset the decline in sales revenue from the lower sales volumes. Higher realized prices and increased service and repair income partially offset the earnings decline.

Utility Services

    Utility services earnings declined due to decreased workloads at the company's Pacific Northwest operations, largely due to utility merger activity. However, this earnings reduction was somewhat offset by higher earnings at the company's Montana operations, the result of higher workloads relating largely to fiber optic installation projects.

Pipeline and Energy Services

    Earnings at the pipeline and energy services business decreased due in part to the recognition in 1999 of a $4.4 million after-tax reserve revenue adjustment and resulting increase to income associated with FERC orders received in the 1992 and 1995 rate case proceedings. Also contributing to the earnings decline were lower natural gas margins from energy services. Partially offsetting these results were higher volumes of natural gas transported at the pipeline combined with higher average transportation rates.

Oil and Natural Gas Production

     Earnings for the oil and natural gas production business increased primarily as a result of increased operating revenues resulting from realized oil and natural gas prices which were 46 percent and 34 percent higher than last year, respectively. Higher oil and natural gas production due to acquisitions since the comparable period last year and ongoing development of existing properties, along with increased other revenue due to higher sales of inventoried natural gas, added to the earnings
increase.   Partially offsetting the earnings improvement was
higher operation and maintenance expense, largely increased lease operating expenses largely due to acquisitions and higher maintenance on existing properties and increased acquisition-related general and administrative costs. Higher interest expense due to higher average borrowings and interest rates, and an increase in depreciation, depletion and amortization expense, largely volume-related, also partially offset the earnings increase.

Construction Materials and Mining

    Construction materials and mining earnings increased largely due to higher earnings at the coal operations resulting from last year's $3.7 million after-tax charge, the result of a coal arbitration preceding that was concluded in the second half of 1999, combined with higher average coal prices. Earnings at the construction materials business also increased due to earnings from businesses acquired since the comparable period last year, higher aggregate sales volumes and a gain of $1.2 million after-tax on the sale of nonstrategic property. Higher selling, general and administrative costs, and higher interest expense, due to higher average borrowings and interest rates, partially offset the earnings improvement.

Six Months Ended June 30, 2000 and 1999

Electric

     Electric earnings decreased largely due to higher fuel and purchased power costs resulting from higher coal costs and increased generation at higher cost versus lower cost generating stations. Higher maintenance expense and lower sales for resale, both the result of maintenance at certain of the company's electric generating stations, increased depreciation expense due to higher property, plant and equipment balances, and higher property taxes also added to the earnings decline. Higher realized prices partially offset the earnings decrease.

Natural Gas Distribution

    Earnings declined at the natural gas distribution business largely due to higher operations expense, resulting from increased payroll costs, partially offset by lower employee-benefit costs. Increased depreciation expense, stemming from higher property, plant and equipment balances, and higher property taxes also added to the earnings decrease. The pass-through of higher average natural gas costs more than offset the decline in sales revenue resulting from lower weather-related sales volumes. Higher service and repair income, increased transportation volumes and higher average realized prices partially offset the earnings decline.

Utility Services

     Utility services earnings declined due to decreased workloads at the company's Pacific Northwest operations, as previously discussed. However, this earnings reduction was partially offset by higher earnings at the company's Montana operations, the result of higher workloads relating largely to fiber optic installation projects and favorable weather conditions. Earnings from companies acquired since the comparable period last year also partially offset the earnings decline.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business decreased due in part to the previously discussed 1999 $4.4 million after-tax reserve revenue adjustment, and the recognition in income in the first quarter of 1999 of $1.7 million resulting from a favorable order received from the D.C. Circuit Court relating to the 1992 general rate proceeding. Lower natural gas margins from energy services and higher operating expenses at the pipeline also contributed to the earnings decrease. Partially offsetting these results were higher volumes of natural gas transported at the pipeline combined with higher average transportation rates.

Oil and Natural Gas Production

     Earnings for the oil and natural gas production business increased primarily as a result of increased operating revenues resulting from realized oil and natural gas prices which were 74 percent and 36 percent higher than last year, respectively. Higher oil and natural gas production and increased other revenue, as previously discussed, also added to the earnings increase. Partially offsetting the earnings improvement were higher operation and maintenance expenses, largely higher lease operating expenses and ncreased general and administrative costs, as well as higher interest expense, all as previously
discussed.   Increased depreciation, depletion, and amortization
expense, due to higher production, also partially offset the earnings increase.

Construction Materials and Mining

     Construction materials and mining earnings increased largely resulting from the previously discussed 1999 $3.7 million after-tax charge as well as increased earnings at the construction materials business. Earnings at the construction materials business increased as a result of businesses acquired since the comparable period last year combined with higher aggregate sales volumes and a gain of $1.2 million after-tax on the sale of
nonstrategic  property.   Higher selling, general and
administrative costs, as well as increased interest expense, as previously discussed, partially offset the earnings increase. Normal seasonal losses realized in the first quarter of 2000 by construction materials businesses not owned during the full first quarter last year also partially offset the earnings improvement at the construction materials business.

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

     In January 2000, the company announced an agreement to acquire Great Plains Natural Gas Co. (Great Plains). Great Plains is a natural gas distribution company serving 19 communities in western Minnesota and southeastern North Dakota. The North Dakota Public Service Commission and the Minnesota Public Utilities Commission both approved the acquisition, and in July 2000, the transaction was completed.

    Also in January 2000, the company announced that the Board of Directors had approved the acquisition of Connolly-Pacific
Co., a southern California aggregate mining and marine construction company. Thomas Everist, a member of the company's Board of Directors, has an interest in L.G. Everist, Incorporated, which has owned Connolly-Pacific Co. since 1977.
At the company's Annual Meeting of Stockholders held on April 25, 2000, in accordance with New York Stock Exchange rules, the acquisition was approved by the stockholders of the company and such acquisition was effected in May 2000.

     In addition, from May 2000 through July 2000, the company completed a number of other acquisitions, including construction materials and mining acquisitions in Montana and Oregon and utility services acquisitions in California, Colorado and Ohio. The company also acquired certain natural gas gathering assets in Colorado, Kansas, Montana and Nebraska. None of the above acquisitions were individually material.

     On May 9, 2000, Knife River Corporation (Knife River), an indirect subsidiary of the company, and Westmoreland Coal Company (Westmoreland) confirmed that they have entered into negotiations on an exclusive basis for the sale of Knife River's coal operations, including active coal mines in North Dakota and Montana, coal sales agreements, reserves and mining equipment, to Westmoreland. Completion of the transaction is subject to due diligence and the execution of a definitive purchase agreement, among other things.

Liquidity and Capital Commitments

    Net capital expenditures for the year 2000 are estimated at $508.3 million, including those for acquisitions to date, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline expansion projects, the building of construction materials handling and transportation facilities, and the further enhancement of oil and natural gas production and reserve growth. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities. At June 30, 2000, $28 million under the revolving credit and term loan agreement was outstanding.

     Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that supports $250 million of Centennial's commercial paper program. Under the commercial paper program, $228.5 million was outstanding at June 30, 2000. The commercial paper borrowings are classified as long term as the company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by the revolving credit agreement due September 1, 2002. The company intends to renew this existing credit agreement on an annual basis.

     Centennial entered into an uncommitted long-term master shelf agreement on behalf of its subsidiaries that allows for borrowings of up to $200 million. Under the master shelf agreement, $148.4 million was outstanding at June 30, 2000.

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

     In January 2000, the company announced that its Board of Directors approved a stock repurchase program, authorizing the purchase of up to 1 million shares of the company's outstanding common stock. The amount and timing of purchases will depend on market conditions. It is anticipated that the funds required for this program will be met from internally generated funds, the issuance of long-term or short-term debt or other sources that become available from time to time. Unless extended, the stock repurchase program will be terminated on or prior to December 31, 2001. As of June 30, 2000, no shares have been repurchased under the program.

    On July 10, 2000, the company reported the sale of 221,778 shares of the company's Common Stock to Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington), pursuant to a Purchase Agreement by and between the company and Acqua Wellington. The company received proceeds from this sale of $4.8 million. These proceeds were used for refunding of outstanding debt obligations and for other general corporate purposes.

     The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 2000, the company could have issued approximately $287 million of additional first mortgage bonds.

     The company's coverage of fixed charges including preferred dividends was 4.1 times and 4.3 times for the twelve months ended June 30, 2000, and December 31, 1999, respectively.
Additionally, the company's first mortgage bond interest coverage was 6.9 times and 7.1 times for the twelve months ended June 30, 2000, and December 31, 1999, respectively. Common stockholders' equity as a percent of total capitalization was 51 percent and 54 percent at June 30, 2000, and December 31, 1999, respectively.

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


                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Refer to the discussion of litigation relating to claims by natural gas producers against Williston Basin and the company.
Motions for summary judgment to dismiss the claims were granted by the North Dakota District Court on July 3, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between April 1, 2000 and June 30, 2000, the company issued 4,223,581 shares of Common Stock, $1.00 par value, as part of the consideration for all of the issued and outstanding capital stock with respect to businesses acquired during this period. The Common Stock issued by the company in these transactions was issued in private sales exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the company, are accredited investors and have acknowledged that they would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

   10 (a) 1992 Key Employee Stock Option Plan, as amended to date 10 (b) Directors' Compensation Policy, as amended to date
   10 (c) Deferred Compensation Plan for Directors,  as
          amended to date
   10 (d) 1997 Non-Employee Director Long-Term Incentive
          Plan, as amended to date
   10 (e) 1997 Executive Long-Term Incentive Plan, as amended to date
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   27     Financial Data Schedule

b) Reports on Form 8-K

   Form 8-K was filed on July 14, 2000.  Under Item 5 -- Other
   Events, the company reported the sale of 221,778 shares of company Common Stock to Acqua Wellington North American
   Equities Fund Ltd.


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  August 11, 2000          BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY   /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer



                         EXHIBIT INDEX

Exhibit No.

10 (a)  1992 Key Employee Stock Option Plan, as amended to date
10 (b)  Directors' Compensation Policy, as amended to date
10 (c)  Deferred Compensation Plan for Directors, as amended to date
10 (d)  1997 Non-Employee Director Long-Term Incentive Plan, as
        amended to date
10 (e)  1997 Executive Long-Term Incentive Plan, as amended to date
12      Computation of Ratio of Earnings to Fixed Charges
        and Combined Fixed Charges and Preferred Stock
        Dividends
27      Financial Data Schedule