Form 10-Q
period 2000-09-30
MDU RESOURCES GROUP INC
filed 2000-11-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2000: 64,434,926 shares.


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

    Montana-Dakota Utilities Co. (Montana-Dakota), a public utility division of the company, through the electric and natural gas distribution segments, generates, transmits and distributes electricity, distributes natural gas and provides related value-added products and services in the Northern Great Plains. Great Plains Natural Gas Co., a public utility division of the company, distributes natural gas in eastern North Dakota and western Minnesota.

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

    Knife River mines and markets aggregates and related value-added construction materials products and services in the western United States, including Alaska and Hawaii, and also operates lignite coal mines in Montana and North Dakota. On September 28, 2000, Knife River announced an agreement to sell its coal operations subject to various closing conditions. For more information on the above pending sale see Prospective Information contained in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Utility Services is a full-service engineering, design and build company operating throughout the United States specializing in construction and maintenance of power and natural gas distribution and transmission systems, communication and fiber optic facilities. Utility services also provides industrial electrical, traffic signal and street lighting services, as well as tool and equipment sales and rentals.



                              INDEX





Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 2000 and 1999

  Consolidated Balance Sheets --
    September 30, 2000 and 1999, and December 31, 1999

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 2000 and 1999

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

Exhibit Index

Exhibits
                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                            Three Months        Nine Months
                                               Ended               Ended
                                            September 30,      September 30,
                                            2000     1999      2000      1999
                                      (In thousands, except per share amounts)

Operating revenues                        $530,834 $375,591 $1,265,802 $924,904

Operating expenses:
 Fuel and purchased power                   13,399   13,270     39,603   39,225
 Purchased natural gas sold                123,132   85,091    389,906  247,546
 Operation and maintenance                 280,409  195,314    589,504  441,084
 Depreciation, depletion and amortization   28,686   20,838     75,130   60,960
 Taxes, other than income                    9,185    7,022     25,128   20,924
                                           454,811  321,535  1,119,271  809,739

Operating income                            76,023   54,056    146,531  115,165
Other income -- net                          1,947    2,200      8,624    7,033
Interest expense                            13,333    9,178     34,539   26,436
Income before income taxes                  64,637   47,078    120,616   95,762
Income taxes                                24,645   17,980     46,133   36,147
Net income                                  39,992   29,098     74,483   59,615
Dividends on preferred stocks                  191      193        575      579
Earnings on common stock                  $ 39,801 $ 28,905 $   73,908 $ 59,036
Earnings per common share -- basic        $    .63 $    .53 $     1.23 $   1.10
Earnings per common share -- diluted      $    .63 $    .52 $     1.23 $   1.09
Dividends per common share                $    .22 $    .21 $      .64 $    .61
Weighted average common shares
 outstanding -- basic                       62,975   54,995     60,015   53,845
Weighted average common shares
 outstanding -- diluted                     63,345   55,278     60,238   54,102


The accompanying notes are an integral part of these consolidated statements.

                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                       September 30,  September 30, December 31,
                                           2000          1999         1999
                                                     (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                $   47,267     $  38,837    $ 77,504
 Receivables                                 284,491       184,181     169,560
 Inventories                                  76,065        64,736      64,608
 Deferred income taxes                         7,043        14,958      15,600
 Prepayments and other current assets         43,992        30,084      24,424
                                             458,858       332,796     351,696
Investments                                   41,480        43,651      43,128
Property, plant and equipment              2,424,888     1,987,721   2,042,281
 Less accumulated depreciation,
   depletion and amortization                862,148       776,050     794,105
                                           1,562,740     1,211,671   1,248,176
 Deferred charges and other assets           182,791        98,825     123,303
                                          $2,245,869    $1,686,943  $1,766,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                    $   12,000    $    3,479  $   14,693
 Long-term debt and preferred
   stock due within one year                   6,407         5,106       4,428
 Accounts payable                            131,003        93,968      81,262
 Taxes payable                                 9,372        20,645       6,842
 Dividends payable                            14,385        12,093      12,171
 Other accrued liabilities,
   including reserved revenues                79,135        82,454      67,931
                                             252,302       217,745     187,327
Long-term debt                               758,170       487,953     563,545
Deferred credits and other liabilities:
 Deferred income taxes                       262,034       196,876     213,771
 Other liabilities                           119,926       117,418     115,627
                                             381,960       314,294     329,398
Preferred stock subject to mandatory
 redemption                                    1,500         1,600       1,500
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                             15,000        15,000      15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 64,466,401
    at September 30, 2000, 56,904,804
    at September 30, 1999 and
    57,277,915 at December 31, 1999)          64,466        56,905      57,278
  Other paid-in capital                      497,572       365,796     372,312
  Retained earnings                          278,525       231,276     243,569
  Treasury stock at cost - 239,521
    shares                                    (3,626)       (3,626)     (3,626)
    Total common stockholders' equity        836,937       650,351     669,533
  Total stockholders' equity                 851,937       665,351     684,533
                                          $2,245,869    $1,686,943  $1,766,303


The accompanying notes are an integral part of these consolidated statements.

                        MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                             2000       1999
                                                              (In thousands)

Operating activities:
 Net income                                                  $ 74,483  $ 59,615
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation, depletion and amortization                    75,130    60,960
   Deferred income taxes and investment tax credit             20,627     6,754
   Changes in current assets and liabilities:
     Receivables                                              (63,224)  (28,789)
     Inventories                                               (2,563)  (13,810)
     Other current assets                                     (18,584)  (10,067)
     Accounts payable                                          19,695    24,761
     Other current liabilities                                 14,792    19,705
   Other noncurrent changes                                       676        31

Net cash provided by operating activities                     121,032   119,160

Financing activities:
 Net change in short-term borrowings                           (3,242)  (17,244)
 Issuance of long-term debt                                   201,815    79,633
 Repayment of long-term debt                                  (20,461)  (17,867)
 Issuance of common stock                                      27,278     3,184
 Retirement of natural gas repurchase commitment                  ---   (14,296)
 Dividends paid                                               (39,527)  (33,922)

Net cash provided by (used in) financing activities           165,863      (512)

Investing activities
 Capital expenditures including acquisitions of businesses   (323,225) (116,875)
 Net proceeds from sale or disposition of property              5,092    12,447
 Net capital expenditures                                    (318,133) (104,428)
 Sale of natural gas available under repurchase commitment        ---     1,330
 Investments                                                    2,001      (522)
 Additions to notes receivable                                 (5,000)  (15,407)
 Proceeds from notes receivable                                 4,000       ---

Net cash used in investing activities                        (317,132) (119,027)

Decrease in cash and cash equivalents                         (30,237)     (379)
Cash and cash equivalents -- beginning of year                 77,504    39,216

Cash and cash equivalents -- end of period                   $ 47,267  $ 38,837


The accompanying notes are an integral part of these consolidated statements.

                   MDU RESOURCES GROUP, INC.
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                  September 30, 2000 and 1999
                             (Unaudited)

1.   Basis of presentation

         The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
     December 31, 1999 (1999 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the company's 1999 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements. For the three months and nine months ended September 30, 2000 and 1999, comprehensive income equaled net income as reported.

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

 3.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                               Nine Months Ended
                                                  September 30,
                                                2000       1999
                                                (In thousands)

     Interest, net of amount capitalized       $ 28,520   $18,059
     Income taxes                              $ 25,946   $21,724

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
     Activities -- an amendment of FASB Statement No. 133" (SFAS No.
     138). The company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The company is continuing to evaluate the effects of adopting SFAS No. 133, as amended, on its financial position and results of operations. However, as discussed below, SFAS No. 133, as amended, will impact the company's financial position and could increase volatility in earnings and accumulated other comprehensive income. The company plans to utilize certain derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas. The company intends to designate these contracts as hedges of the underlying purchases or sales and will record derivative assets and liabilities on its balance sheet based on the fair value of the contracts at the adoption date. Such amounts are expected to be substantially offset by an amount that will be recorded in "Accumulated other comprehensive income" on the company's Consolidated Balance Sheets. The fair values will fluctuate over time due to changes in the underlying commodity prices.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the Securities and Exchange Commission delayed the adoption date of SAB No. 101. SAB No. 101 is required to be adopted in the fourth quarter of 2000. SAB No. 101 is not expected to have a material effect on the company's financial position or results of operations.

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

         The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of WBI Holdings as of September 30, 2000. These agreements call for the subsidiaries of WBI Holdings to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per barrel)   (In barrels)   Value

     Oil swap agreements
      maturing in 2000             $19.55           193     $(2,115)

                                  Weighted
                                  Average        Notional
                                Fixed Price       Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas swap
      agreements maturing
      in 2000                      $2.32          1,987     $(4,824)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per barrel)   (In barrels)   Value

     Oil collar agreement
      maturing in 2000         $20.00/$22.33         46     $(379)

                                  Weighted
                                  Average
                               Floor/Ceiling     Notional
                                   Price          Amount       Fair
                                (Per MMBtu)    (In MMBtu's)   Value

     Natural gas collar
      agreements maturing
      in 2000                   $2.38/$2.71       1,122     $(2,822)

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

         The company's operations are now conducted through six business segments and all prior period information has been restated to reflect this change. Substantially all of the company's operations are located within the United States. The electric business generates, transmits and distributes electricity and the natural gas distribution business distributes natural gas. These operations also supply related value-added products and services in the Northern Great Plains. The utility services business is a full-service engineering, design and build company operating throughout the United States specializing in construction and maintenance of power and natural gas distribution and transmission systems, communication and fiber optic facilities. Utility services also provides industrial electrical, traffic signal and street lighting services, as well as tool and equipment sales and rentals. The pipeline and energy services business provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems and provides energy marketing and management services throughout the United States. The oil and natural gas production business is engaged in oil and natural gas acquisition, exploration and production throughout the United States and in the Gulf of Mexico. The construction materials and mining business mines and markets aggregates and related value-added construction materials products and services in the western United States, including Alaska and Hawaii. It also operates lignite coal mines in Montana and North Dakota.

       Segment information follows the same accounting policies as described in Note 1 of the company's 1999 Annual Report.
     Segment information included in the accompanying Consolidated Statements of Income is as follows:

                                              Inter-
                                External      segment        Earnings
                               Operating     Operating      on Common
                                Revenues      Revenues        Stock
                                           (In thousands)
     Three Months
     Ended September 30, 2000

     Electric                  $  42,078     $      ---    $   5,920
     Natural gas distribution     24,912            ---       (2,180)
     Utility services             60,056            ---        3,860
     Pipeline and energy
       services                  136,679          7,508        2,997
     Oil and natural gas
       production                 25,012         10,241       10,001
     Construction materials
       and mining                238,647          3,450*      19,203
     Intersegment eliminations       ---        (17,749)         ---
     Total                     $ 527,384     $    3,450*   $  39,801

     Three Months
     Ended September 30, 1999

     Electric                  $  40,141     $      ---    $   4,743
     Natural gas distribution     19,926            ---       (1,730)
     Utility services             25,708            ---        1,904
     Pipeline and energy
       services                   99,406          4,750        6,519
     Oil and natural gas
       production                 16,278          4,193        3,854
     Construction materials
       and mining                170,749          3,383*      13,615
     Intersegment eliminations       ---         (8,943)         ---
     Total                     $ 372,208     $    3,383*   $  28,905

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

                                              Inter-
                                External      segment        Earnings
                               Operating     Operating      on Common
                                Revenues      Revenues        Stock
                                           (In thousands)
     Nine Months
     Ended September 30, 2000

     Electric                 $  118,799     $      ---    $  12,179
     Natural gas distribution    116,370            ---         (270)
     Utility services            107,243            ---        5,387
     Pipeline and energy
       services                  381,989         37,622        6,645
     Oil and natural gas
       production                 69,861         21,985       23,499
     Construction materials
       and mining                461,680          9,860*      26,468
     Intersegment eliminations       ---        (59,607)         ---
     Total                    $1,255,942     $    9,860*   $  73,908

     Nine Months
     Ended September 30, 1999

     Electric                 $  117,322     $      ---    $  12,286
     Natural gas distribution    106,931            ---          598
     Utility services             67,915            ---        4,588
     Pipeline and energy
       services                  246,785         32,135       17,686
     Oil and natural gas
       production                 43,911         10,069        9,372
     Construction materials
       and mining                331,516         10,524*      14,506
     Intersegment eliminations       ---        (42,204)         ---
     Total                    $  914,380     $   10,524*   $  59,036

     * In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

          The company has acquired a number of businesses during the first nine months of 2000, none of which were individually material, including construction materials and mining businesses with operations in Alaska, California, Montana, and Oregon, utility services businesses based in California, Colorado, Montana and Ohio, an energy services company based in Texas, a coal bed natural gas development company and related assets in Montana and Wyoming and a natural gas distribution business serving western North Dakota and eastern Minnesota. The total purchase consideration for these businesses, consisting of the company's common stock, cash and the conversion of a note receivable to purchase consideration was $273.5 million.

 8.  Regulatory matters and revenues subject to refund

         In June 1995, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the company, filed a general rate increase application with the Federal Energy Regulatory Commission (FERC). As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. In June 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanding the return on equity issue to an Administrative Law Judge for further proceedings. In July 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1999 FERC order. In September 1999, the FERC granted Williston Basin's request for rehearing with respect to the return on equity issue but also ordered Williston Basin to issue interim refunds prior to the final determination in this proceeding. As a result, in October 1999, Williston Basin issued refunds to its customers totaling $11.3 million, all from amounts which had previously been reserved. In December 1999, a hearing was held before the FERC regarding the return on equity issue. In April 2000, the Administrative Law Judge issued an Initial Decision regarding the remanded return on equity issue, which matter is currently pending resolution. On August 15, 2000, Williston Basin filed a stipulation and agreement for the purpose of resolving the rate and refund matters at issue with the FERC. Williston Basin is currently awaiting a decision from the FERC regarding the stipulation and agreement. In addition, in July 1999, Williston Basin appealed to the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court) certain issues concerning storage cost allocations as decided by the FERC in its June 1999 order. In October 1999, the D.C. Circuit Court issued an order which dismissed Williston Basin's appeal but permitted Williston Basin to again appeal such previously contested issues upon final determination of all issues by the FERC in this proceeding.

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

         In June 1999, several oil and gas royalty interest owners filed suit in Colorado State District Court, in the City and County of Denver, against WBI Production, Inc. (WBI Production), an indirect wholly owned subsidiary of the company, and several former producers of natural gas with respect to certain gas production properties in the state of Colorado. The complaint arose as a result of the purchase by WBI Production, effective January 1, 1999, of certain natural gas producing leaseholds from the former producers. Prior to February 1, 1999, the natural gas produced from the leaseholds was sold at above market prices pursuant to a natural gas contract. Pursuant to the contract, the royalty interest owners were paid royalties based upon the above market prices. The royalty interest owners alleged that WBI Production took assignment of the rights to the natural gas contract from the former owner of the contract and, with respect to natural gas produced from such leases and sold at market prices thereafter, wrongly ceased paying the higher royalties on such gas.

         In their complaint, the royalty interest owners alleged, in part, breach of oil and gas lease obligations and unjust enrichment on the part of WBI Production and the other former producers with respect to the amount of royalties being paid to the royalty interest owners. The royalty interest owners requested damages under alternate theories of up to approximately $11.6 million for additional royalties, excluding interest. On September 12, 2000, the royalty interest owners and WBI Production reached a settlement with respect to all issues. As a result, the suit was dismissed by the Colorado State District Court with prejudice on October 19, 2000. The settlement did not have a material effect on the company's financial position or results of operations.

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

   The company's operations are now conducted through six business segments and all prior period information has been restated to reflect this change. For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services and energy marketing and management services. Oil and natural gas production includes the oil and natural gas acquisition, exploration and production operations of WBI Holdings, while construction materials and mining includes the results of Knife River's operations.

Overview

   The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the company's business segments.

                                    Three Months   Nine Months
                                       Ended          Ended
                                   September 30,  September 30,
                                    2000    1999    2000   1999
Electric                           $ 5.9  $  4.7  $ 12.2  $12.3
Natural gas distribution            (2.2)   (1.7)    (.3)    .6
Utility services                     3.9     1.9     5.4    4.6
Pipeline and energy services         3.0     6.5     6.6   17.6
Oil and natural gas production      10.0     3.9    23.5    9.4
Construction materials and mining   19.2    13.6    26.5   14.5
Earnings on common stock           $39.8  $ 28.9  $ 73.9  $59.0

Earnings per common
  share - basic                    $ .63  $  .53  $ 1.23  $1.10

Earnings per common
  share - diluted                  $ .63  $  .52  $ 1.23  $1.09

Return on average common equity
  for the 12 months ended                          13.7%  10.2%*
________________________________
* Reflects the effect of a $19.9 million noncash after-tax write-down of oil and natural gas properties in December 1998.

Three Months Ended September 30, 2000 and 1999

   Consolidated earnings for the quarter ended September 30, 2000, increased $10.9 million from the comparable period a year ago due to higher earnings at the oil and natural gas production, construction materials and mining, utility services and electric businesses, partially offset by lower earnings at the other business segments.

Nine Months Ended September 30, 2000 and 1999

   Consolidated earnings for the nine months ended September 30, 2000, increased $14.9 million from the comparable period a year ago due to higher earnings at the oil and natural gas production, construction materials and mining, and utility services businesses, partially offset by lower earnings at the other business segments.
                ________________________________

   Reference should be made to Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.


Financial and operating data

   The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                  Three Months     Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                                  2000     1999     2000    1999
Operating revenues:
  Retail sales                 $  34.4  $  33.9  $  98.9 $  98.4
  Sales for resale and other       7.7      6.3     19.9    18.9
                                  42.1     40.2    118.8   117.3
Operating expenses:
  Fuel and purchased power        13.4     13.3     39.6    39.2
  Operation and maintenance       10.0     10.4     31.9    31.5
  Depreciation, depletion and
    amortization                   4.8      4.6     14.3    13.7
  Taxes, other than income         1.7      1.8      5.6     5.6
                                  29.9     30.1     91.4    90.0

Operating income               $  12.2  $  10.1  $  27.4 $  27.3

Retail sales (million kWh)       561.7    537.1  1,592.1 1,554.7
Sales for resale (million kWh)   222.4    187.2    680.6   704.5
Average cost of fuel and
  purchased power per kWh      $  .016  $  .017  $  .016 $  .016


Natural Gas Distribution
                                  Three Months     Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                                  2000     1999     2000    1999
Operating revenues:
  Sales                        $  24.1  $  19.1  $ 113.7 $ 104.3
  Transportation and other          .8       .8      2.7     2.6
                                  24.9     19.9    116.4   106.9
Operating expenses:
  Purchased natural gas sold      16.8     12.1     82.2    73.4
  Operation and maintenance        7.7      7.2     23.6    22.1
  Depreciation, depletion and
    amortization                   2.3      1.8      6.1     5.5
  Taxes, other than income         1.1      1.0      3.5     3.2
                                  27.9     22.1    115.4   104.2

Operating income (loss)        $  (3.0) $  (2.2) $   1.0 $   2.7

Volumes (MMdk):
  Sales                            3.2      3.1     21.2    21.3
  Transportation                   3.1      2.6      9.0     7.9
Total throughput                   6.3      5.7     30.2    29.2

Degree days (% of normal)         118%     169%      92%     95%
Average cost of natural gas,
  including transportation
  thereon, per dk              $  5.28  $  3.87  $  3.88 $  3.44


Utility Services

                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2000     1999     2000    1999

Operating revenues             $  60.1  $  25.7  $ 107.2 $  67.9

Operating expenses:
 Operation and maintenance        49.5     21.0     89.9    55.9
 Depreciation, depletion
   and amortization                1.4       .6      3.3     1.8
 Taxes, other than income          1.9       .8      3.5     2.0
                                  52.8     22.4     96.7    59.7

Operating income               $   7.3  $   3.3  $  10.5 $   8.2



Pipeline and Energy Services

                                  Three Months     Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                                  2000     1999     2000    1999
Operating revenues:
 Pipeline                      $  19.2  $  19.6  $  48.6 $  55.0
 Energy services                 125.0     84.6    371.0   224.0
                                 144.2    104.2    419.6   279.0

Operating expenses:
 Purchased natural gas sold      123.3     81.6    363.6   215.3
 Operation and maintenance         9.0      6.7     26.6    20.6
 Depreciation, depletion
   and amortization                3.2      2.2      7.9     6.1
Taxes, other than income           1.4      1.1      3.7     3.5
                                 136.9     91.6    401.8   245.5

Operating income               $   7.3  $  12.6  $  17.8 $  33.5

Transportation volumes (MMdk):
 Montana-Dakota                    6.7      7.6     22.4    22.9
 Other                            15.5     11.6     42.3    33.2
                                  22.2     19.2     64.7    56.1


Oil and Natural Gas Production
                                  Three Months     Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                                  2000     1999     2000    1999
Operating revenues:
 Oil                           $  11.6  $   7.3  $  32.5 $  19.0
 Natural gas                      21.3     12.6     51.0    33.4
 Other                             2.3       .6      8.4     1.6
                                  35.2     20.5     91.9    54.0
Operating expenses:
 Purchased natural gas sold         .6       .2      3.0      .6
 Operation and maintenance         8.5      7.2     23.4    18.6
 Depreciation, depletion
   and amortization                6.5      4.9     17.7    15.7
 Taxes, other than income          2.1      1.4      6.1     4.0
                                  17.7     13.7     50.2    38.9

Operating income               $  17.5  $   6.8  $  41.7 $  15.1

Production:
 Oil (000's of barrels)            486      414    1,428   1,332
 Natural gas (MMcf)              7,361    5,761   20,198  18,006

Average prices:
 Oil (per barrel)              $ 23.86  $ 17.54  $ 22.79 $ 14.25
 Natural gas (per Mcf)         $  2.90  $  2.19  $  2.52 $  1.86


Construction Materials and Mining

                                  Three Months     Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                                  2000     1999     2000    1999
Operating revenues:
  Construction materials       $ 233.2  $ 165.8  $ 447.7 $ 315.8
  Coal                             8.9      8.3     23.8    26.2
                                 242.1    174.1    471.5   342.0
Operating expenses:
  Operation and maintenance      195.9    143.0    394.8   292.8
  Depreciation, depletion
    and amortization              10.5      6.7     25.9    18.2
  Taxes, other than income         1.0       .9      2.7     2.6
                                 207.4    150.6    423.4   313.6

Operating income               $  34.7  $  23.5  $  48.1 $  28.4

Sales (000's):
  Aggregates (tons)              6,700    5,208   13,510   9,778
  Asphalt (tons)                 1,627    1,415    2,583   2,326
  Ready-mixed concrete
    (cubic yards)                  516      354    1,223     861
  Coal (tons)                      818      789    2,190   2,430

   Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and oil and natural gas production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $17.8 million, $17.6 million and $.2 million for the three months ended September 30, 2000; $9.0 million, $8.8 million and $.2 million for the three months ended September 30, 1999; $59.6 million, $58.9 million and $.7 million for the nine months ended September 30, 2000; and $42.2 million, $41.8 million and $.4 million for the nine months ended September 30, 1999, respectively.

Three Months Ended September 30, 2000 and 1999

Electric

   Electric earnings increased due to higher retail sales volumes, due largely to a higher summer cooling load, and increased demand-related sales for resale at higher average realized rates. Lower operation and maintenance expense, mainly due to decreased employee benefit costs, also added to the earnings improvement. Higher sales for resale fuel and purchased power costs because an electric generating station was down for repairs during July and part of August and increased depreciation, depletion and amortization expense, due to higher depreciable property, plant and equipment balances, partially offset the earnings increase.

Natural Gas Distribution

   Normal  seasonal  losses  increased  at  the  natural   gas
distribution business as a result of a July 2000 acquisition. At existing operations, lower operation and maintenance expenses, resulting primarily from lower employee benefit costs, and higher service and repair margins partially offset the normal seasonal losses. The pass-through of higher average natural gas costs added to the revenue increase.

Utility Services

   Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, higher line construction margins in the Rocky Mountain Region due, in part, from fiber optic installation projects, and increases from engineering services. This increase was partially offset by decreased construction activity in the Pacific Northwest Region due to decreased workloads, largely the result of utility merger activity.

Pipeline and Energy Services

   Earnings at the pipeline and energy services business decreased largely from a 1999 reversal of contingency reserves totaling $3.9 million after-tax relating to the resolution of certain production tax and other state tax matters. Increased operation and maintenance expense at the pipeline due primarily to higher compressor related expenses, also added to the earnings decrease. Earnings from businesses acquired since the comparable period last year and higher volumes of natural gas transported at the pipeline partially offset the earnings decrease.

Oil and Natural Gas Production

   Earnings for the oil and natural gas production business increased primarily as a result of increased operating revenues resulting from realized oil and natural gas prices which were 36 percent and 32 percent higher than last year, respectively. Higher oil and natural gas production due largely to acquisitions since the comparable period last year, along with increased other revenue due to higher sales of inventoried natural gas, added to the earnings increase. Partially offsetting the earnings improvement were increased lease operating expenses, largely due to acquisitions, and higher depreciation, depletion and amortization expense, mainly related to increased volumes. Increased interest expense due to higher average borrowings and higher average interest rates also partially offset the earnings increase. Hedging activities for oil production in the third quarter of 2000 and 1999 resulted in realized prices that were 81 and 93 percent, respectively, of what otherwise would have been received. In addition, hedging activities for natural gas production in the third quarter of 2000 and 1999 resulted in realized prices that were 86 and 99 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

   Construction materials and mining earnings increased largely due to higher earnings at the construction materials operations as a result of earnings from businesses acquired since the comparable period last year and higher ready-mixed concrete, aggregate and cement volumes at existing operations. Higher energy costs, and increased interest expense resulting from higher acquisition-related borrowings, and higher depreciation, depletion and amortization expense, largely resulting from increased volumes, partially offset the earnings improvement at the construction materials operations. Earnings increased at the coal operations largely as a result of a 1999 $1.9 million after-tax charge to earnings, the result of the resolution of the coal arbitration proceeding, and lower 2000 operation and maintenance expense, largely due to lower stripping costs.

Nine Months Ended September 30, 2000 and 1999

Electric

   Electric earnings decreased slightly due to increased coal costs, higher purchased power costs and increased natural gas generation-related costs. Increased maintenance expense at certain of the company's electric generating stations, and increased depreciation, depletion and amortization expense, resulting from higher property, plant and equipment balances, also contributed to the earnings decline. Increased retail sales and higher average realized rates, largely offset the decline in earnings.

Natural Gas Distribution

   Earnings decreased at the natural gas distribution business, largely due to normal seasonal losses incurred as a result of a July 2000 acquisition. Lower weather-related sales volumes, and increased depreciation, depletion and amortization expense due to higher property, plant and equipment balances, also added to the earnings decrease. The pass-through of higher average natural gas costs more than offset the decline in sales revenue resulting from lower sales volumes. Increased service and repair margins and increased transportation volumes partially offset the earnings decline.

Utility Services

   Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, higher line construction margins in the Rocky Mountain Region, as previously discussed, and increases from engineering services. This increase was partially offset by decreased construction activity in the Pacific Northwest Region, also as previously discussed.

Pipeline and Energy Services

   Earnings at the pipeline and energy services business decreased primarily due to a 1999 $4.4 million after-tax reserve revenue adjustment and resulting increase to income associated with FERC orders received in the 1992 and 1995 rate proceedings and the recognition in 1999 of the previously discussed $3.9 million after-tax reserve adjustment. The recognition in income in 1999 of $1.7 million resulting from a favorable order received from the D.C. Circuit Court relating to the 1992 rate proceeding also contributed to the decline in earnings. Lower natural gas margins from energy services, and higher operating expenses at the pipeline also added to the earnings decrease. Higher volumes of natural gas transported at the pipeline combined with higher average transportation rates and earnings from businesses acquired since the comparable period last year partially offset the earnings decline.

Oil and Natural Gas Production

   Earnings for the oil and natural gas production business increased primarily as a result of increased operating revenues resulting from realized oil and natural gas prices which were 60 percent and 35 percent higher than last year, respectively. Higher oil and natural gas production due to acquisitions since the comparable period last year and ongoing development of existing properties, along with increased other revenue due to higher sales of inventoried natural gas, added to the earnings increase. Partially offsetting the earnings improvement were higher operation and maintenance expense, largely resulting from increased lease operating expenses due primarily to acquisitions and higher maintenance on existing properties, and increased general and administrative costs as a result of acquisitions. Higher interest expense due to higher average borrowings and higher average interest rates, and an increase in depreciation, depletion and amortization expense, largely volume-related, also partially offset the earnings increase. Hedging activities for oil production for the first nine months of 2000 and 1999 resulted in realized prices that were 83 and 97 percent, respectively, of what otherwise would have been received. In addition, hedging activities for natural gas production for the first nine months of 2000 and 1999 resulted in realized prices that were 89 and 101 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

   Construction materials and mining earnings increased largely due to higher earnings at the construction materials operations as a result of earnings from businesses acquired since the comparable period last year and higher ready-mixed concrete, aggregate and cement volumes at existing operations and a gain of $1.2 million after-tax on the sale of a nonstrategic property. Increased energy costs, higher selling, general and administrative costs and increased interest expense due to higher average borrowings and higher average interest rates, partially offset the earnings improvement. Earnings at the coal operations improved largely as a result of $5.6 million in after-tax charges to earnings in 1999, the result of the resolution of the coal arbitration proceeding, and lower 2000 operating costs, as previously discussed.

Safe Harbor for Forward-looking Statements

   The company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements which are other than statements of historical facts. From time to time, the company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Prospective Information. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the company, are also expressly qualified by these cautionary statements.

   Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The company's expectations, beliefs and projections are expressed in good faith and are believed by the company to have a reasonable basis, including without limitation management's examination of historical operating trends, data contained in the company's records and other data available from third parties, but there can be no assurance that the company's expectations, beliefs or projections will be achieved or accomplished. Furthermore, any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

   In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the company to differ materially from those discussed in forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation and availability of economic supplies of natural gas. Other important factors include the level of governmental expenditures on public projects and the timing of such projects, changes in anticipated tourism levels, the effects of competition (including but not limited to electric retail wheeling and transmission costs and prices of alternate fuels and system deliverability costs), oil and natural gas commodity prices, drilling successes in oil and natural gas operations, ability to acquire oil and natural gas properties, and the availability of economic expansion or development opportunities.

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

Prospective Information

   The following information includes highlights of the key growth strategies and projections for the company over the next few years and other matters for each of its six major business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to the various important factors listed under the heading Safe Harbor for Forward-looking Statements that could cause actual future results to differ materially from the company's targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- The company is comfortable with the analysts' current range of estimates on earnings per share from operations of $1.65 to $1.75 for 2000 as reported by Zacks Investor Relations Services as of October 25, 2000.

- Earnings per share from operations for 2001 are projected in the $1.90 to $2.00 range.

- Based on current expectations, the company anticipates that its three to five year average annual earnings per share growth rate from operations will be in the general range of 10 to 12 percent.

- The company expects to issue and sell equity from time-to-time to keep its targeted debt at the nonregulated businesses at approximately 40 percent of total capitalization.

Electric

- Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As franchises expire, Montana-Dakota may face increasing competition in its service areas, particularly its service to smaller towns, from rural electric cooperatives. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

- Due to growing electric demand, a gas-fired 40-megawatt electric plant may be added in the three to five year planning horizon.

Natural Gas Distribution

- Annual natural gas throughput for 2001 is expected to be approximately 55 million decatherms, with about 39 million decatherms from sales and 16 million from transportation.

- The number of natural gas retail customers at existing operations is expected to grow by approximately 1.5 to 2 percent on an annual basis over the next three to five years.

- Earnings are expected to increase from the growth in sales of new value-added products and services such as appliance repair contracts and home security systems.

Utility Services

- This segment is pursuing growth through the acquisition of utility services companies that are well managed, have excellent reputations and are growth-driven.

- Future acquisitions should continue to broaden this business segment's markets throughout the United States.

- This business segment's goal is to exceed $500 million in annual revenue within the next five years.

Pipeline and Energy Services

- Two large pipeline projects, currently under construction by this segment, are related to the company's coal bed natural gas drilling program in the Powder River Basin. The two projects should be completed by the end of the year, providing the pipeline company the ability to move approximately 40 percent more of this gas through its system than is currently being transported, as well as enabling additional deliveries to other pipeline systems. The largest project involves building a 75-mile, nonregulated pipeline through the heart of the basin, to move gas produced from throughout the Powder River Basin to interconnecting pipeline systems, including the company's own transmission system.

- In 2001, Williston Basin's natural gas throughput is expected to increase by approximately 6 percent.

Oil and Natural Gas Production

- The 2001 drilling program is projected to include over 500 wells.

- During the nine months ended September 30, 2000, the company-operated portion of this segment's oil and natural gas production business drilled 209 developmental wells in the Powder River Basin and 75 developmental wells in other company-operated properties located in Montana. During the same time frame, the company's nonoperated portion of this segment's oil and natural gas production business participated in drilling a total of 68 wells, of which 55 were successful.

- The company anticipates that combined oil and gas production at year-end 2000 should be in the range of 130 to 140 million cubic feet equivalents of natural gas per day, up approximately 30 percent from the beginning of the year.

- Approximately 30 percent of the company's anticipated natural gas production for 2000 has been hedged through the end of this year at prices ranging from $2.05 to $2.45 per Mcf based on Rocky Mountain gas sales and $2.30 to $2.80 per Mcf based on NYMEX.

- Approximately 50 percent of the company's anticipated oil production for 2000 has been hedged through the end of this year at prices ranging from $18.78 to $22.33 per barrel based on NYMEX.

- This business segment is on target to increase its oil and natural gas production by a combined 15 to 20 percent for 2000 over 1999.

- The company's estimates for natural gas prices in the Rocky
  Mountain region are in the range of $2.50 to $3.00 per Mcf during 2001. The company's estimates for natural gas prices on the NYMEX are in the range of $3 to $4 per Mcf.

- The company's 2001 estimates for NYMEX crude oil prices are in the range of $23 to $26 per barrel.

- The company has entered into swaps representing approximately 15 percent of estimated production in 2001 on an Mcf equivalent basis. Thus far, the oil swap prices range from $28.65 to $29.22 per barrel based on NYMEX and the natural gas swap prices range from $4.57 to $4.60 per Mcf based on NYMEX and $4.04 to $4.44 per Mcf for Rocky Mountain gas sales.

- Combined oil and natural gas production at this business segment is expected to be 20 to 40 percent higher in 2001 than in 2000.

Construction Materials and Mining

- In May 2000, Knife River and Westmoreland Coal Company (Westmoreland) confirmed that they had entered into negotiations on an exclusive basis for the sale of Knife River's coal operations, including active coal mines in North Dakota and Montana, coal sales agreements, reserves and mining equipment, to Westmoreland. On September 28, 2000, the company announced an agreement to sell its coal operations to Westmoreland for $28.8 million cash, excluding final settlement cost adjustments. The agreement is subject to various closing conditions and therefore will not be finalized unless and until the parties are satisfied that those conditions are met. Earnings from coal operations would normally be expected to contribute less than 10 percent of annual earnings of the construction materials and mining segment.

- As of September 30, 2000, the construction materials and mining business has 880 million tons of economically recoverable aggregate reserves. These reserves are strategically located and represent more than a 40-year supply at current consumption levels.

- This segment's goal is to reach $1 billion in annual revenues within the next five years.

- Earnings are expected to increase from a combination of acquisitions and by optimizing both synergies and improvements at existing operations.

Liquidity and Capital Commitments

   Net capital expenditures for the year 2000 are estimated at $546.2 million, including those for acquisitions to date, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline expansion projects, the building of construction materials handling and transportation facilities, and the further enhancement of oil and natural gas production and reserve growth. It is anticipated that all of the funds required for capital expenditures will be met from internally generated funds, the company's $40 million revolving credit and term loan agreement, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities. At September 30, 2000, $40 million under the revolving credit and term loan agreement was outstanding.

   Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that supports $315 million of Centennial's $325 million commercial paper program. Under the commercial paper program, $272.8 million was outstanding at September 30, 2000. The commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by the revolving credit agreement due September 29, 2003. Centennial intends to renew this existing credit agreement on an annual basis.

   Centennial entered into an uncommitted long-term master shelf agreement on behalf of its subsidiaries that allows for borrowings of up to $200 million. Under the master shelf agreement, $150 million was outstanding at September 30, 2000.

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

    On October 4, 2000, the company filed an application with the FERC seeking authorization to issue a combination of certain securities, as the company determines to be necessary, not to exceed a total of $750 million.

   On August 8, September 11, and October 20, 2000, the company reported sales that together totaled 654,819 shares of the company's Common Stock to Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington), pursuant to purchase agreements by and between the company and Acqua Wellington. The company received total proceeds from these sales of $16.1 million. These proceeds were used for refunding outstanding debt obligations and for other general corporate purposes.

    On September 6, 2000, the company reported the sale of 500,000 shares of the company's Common Stock to Nomura Securities International, Inc. (Nomura), pursuant to a purchase agreement by
and between the company and Nomura.   The company received proceeds
from this sale of $11.9 million. These proceeds were used for refunding outstanding debt obligations and for other general corporate purposes.

   The company's issuance of first mortgage bond debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 2000, the company could have issued approximately $292 million of additional first mortgage bonds.

   The company's coverage of fixed charges including preferred dividends was 4.2 times and 4.3 times for the twelve months ended September 30, 2000, and December 31, 1999, respectively. Additionally, the company's first mortgage bond interest coverage was 7.3 times and 7.1 times for the twelve months ended
September 30, 2000, and December 31, 1999, respectively. Common stockholders' equity as a percent of total capitalization was 52 percent and 54 percent at September 30, 2000, and December 31, 1999, respectively.


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


                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On September 12, 2000, the royalty interest owners and WBI
Production reached a settlement in the oil and gas royalty interest owners legal proceeding, with respect to all issues. For more information on this legal action see Note 9 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Between July 1, 2000 and September 30, 2000, the company issued 1,767,675 shares of Common Stock, $1.00 par value, as part of the consideration for all of the issued and outstanding capital stock with respect to businesses acquired during this period and as final adjustments with respect to acquisitions in prior periods. The Common Stock issued by the company in these transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the company, are accredited investors and have acknowledged that they would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   27   Financial Data Schedule

b) Reports on Form 8-K

   Form 8-K was filed on August 10, 2000.  Under Item 5 -- Other
   Events, the company reported the sale of 242,822 shares of company Common Stock to Acqua Wellington North American Equities Fund, Ltd.

   Form 8-K was filed on September 8, 2000. Under Item 5 -- Other Events, the company reported the sale of 500,000 shares of company Common Stock to Nomura Securities International, Inc.

   Form 8-K was filed on September 12, 2000. Under Item 5 -- Other Events, the company reported the sale of 214,378 shares of company Common Stock to Acqua Wellington North American Equities Fund, Ltd.

   Form 8-K was filed on October 20, 2000.  Under Item 5 -- Other
   Events, the company reported the sale of 197,619 shares of company Common Stock to Acqua Wellington North American Equities Fund, Ltd.

   Form 8-K was filed on October 27, 2000.  Under Item 5 -- Other
   Events, the company reported the press release issued October 25, 2000 regarding earnings for the third quarter.


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  November 13, 2000        BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



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