Form 10-K
period 2000-12-31
MDU RESOURCES GROUP INC
filed 2001-03-02
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

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

  State  the  aggregate  market  value of  the  voting  stock  held  by
nonaffiliates   of   the   registrant  as   of   February   23,   2001:
$1,873,169,000.

  Indicate   the  number  of  shares  outstanding  of   each   of   the
Registrant's  classes  of  common  stock,  as  of  February  23,  2001:
65,725,235 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
 1. Pages 29 through 55 of the Registrant's Annual Report to Stockholders for 2000 are incorporated by reference in Part II, Items 6 and 8 of this Report.
 2. Portions of the Registrant's Proxy Statement, dated March 9, 2001 are incorporated by reference in Part III, Items 10, 11 and 12 of this Report.

                            CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Electric
   Natural Gas Distribution
   Utility Services
   Pipeline and Energy Services
   Natural Gas and Oil Production
   Construction Materials and Mining --
     Construction Materials
     Coal
     Consolidated Construction Materials and Mining

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

    Montana-Dakota Utilities Co. (Montana-Dakota), a public utility division of the company, through the electric and natural gas distribution segments, generates, transmits and distributes electricity, distributes natural gas and provides related value-added products and services in North Dakota, Montana, South Dakota and Wyoming. Great Plains Natural Gas Co. (Great Plains), another public utility division of the company, distributes natural gas in southeastern North Dakota and western Minnesota.

    The company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI
Holdings), Knife River Corporation (Knife River), Utility
Services, Inc. (Utility Services) and Centennial Holdings Capital
Corp.

    WBI Holdings is comprised of the pipeline and energy services and the natural gas and oil production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems and provides energy-related marketing and management services. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico.

    Knife River mines and markets aggregates and related value-added construction materials products and services in the western United States, including Alaska and Hawaii, and also operates lignite coal mines in Montana and North Dakota. On September 28, 2000, Knife River announced an agreement to sell its coal operations subject to various closing conditions. For more information on the above pending sale see Prospective Information contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Utility Services is a diversified infrastructure construction company specializing in electric, natural gas and telecommunication utility construction as well as interior industrial electrical, exterior lighting and traffic signalization. Utility Services has engineering, design and build capability and provides related specialty equipment sales and rental services throughout most of the United States.

    Centennial Holdings Capital Corp. anticipates making investments in new growth and synergistic opportunities which are not directly being pursued by the existing business units but which are consistent with the company's philosophy and growth strategy.

    As of December 31, 2000, the company had 4,087 full-time employees with 79 employed at MDU Resources Group, Inc., 888 at Montana-Dakota, 60 at Great Plains, 384 at WBI Holdings, 1,607 at Knife River's operations and 1,069 at Utility Services.
At Montana-Dakota and WBI Holdings, 429 and 91 employees, respectively, are represented by the International
Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through April 30, 2003 and March 31, 2002, for Montana-Dakota and WBI Holdings, respectively. Knife River has a labor contract through May 1, 2005, with the United Mine Workers of America, which represents its coal operation's hourly workforce aggregating 112 employees. In addition, Knife River has 26 labor contracts which represent 413 of its construction materials employees. Utility Services has 76 labor contracts representing the majority of its employees.

    The financial results and data applicable to each of the company's business segments as well as their financing requirements are set forth in Item 7 - - Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements.

    Any reference to the company's Consolidated Financial
Statements and Notes thereto shall be to pages 29 through 53 in the company's Annual Report to Stockholders for 2000 (Annual
Report), which are incorporated by reference herein.

ELECTRIC

General --

    Montana-Dakota provides electric service at retail, serving over 115,000 residential, commercial, industrial and municipal customers located in 176 communities and adjacent rural areas as of December 31, 2000. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under System Supply and System Demand, and approximately 3,100 and 4,000 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of
December 31, 2000, Montana-Dakota's net electric plant investment approximated $274.8 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the company to The Bank of New York and Douglas J. MacInnes, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain cases, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MTPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission (WYPSC). The percentage of Montana-Dakota's 2000 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 60 percent;
Montana -- 23 percent; South Dakota -- 7 percent and Wyoming --
10 percent.

System Supply and System Demand --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 434,020 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, 66,400 kW of participation power annually from Basin Electric Power Cooperative for its interconnected system.

    The following table sets forth details applicable to the company's electric generating stations:
                                                      2000 Net
                                                     Generation
                            Nameplate      Summer    (kilowatt-
 Generating                  Rating      Capability   hours in
  Station         Type         (kW)         (kW)      thousands)

North Dakota --
  Coyote*       Steam          103,647      106,750      706,244
  Heskett       Steam           86,000      104,330      472,036
  Williston     Combustion
                  Turbine        7,800        9,600          (76)**

South Dakota --
  Big Stone*    Steam           94,111      103,640      814,556

Montana --
  Lewis & Clark Steam           44,000       52,100      324,983
  Glendive      Combustion
                  Turbine       34,780       33,200        9,975
  Miles City    Combustion
                  Turbine       23,150       24,400        3,470

                               393,488      434,020    2,331,188

-----------------------------
*  Reflects Montana-Dakota's ownership interest.
** Station use, to meet MAPP's accreditation requirements, exceeded generation.

    Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Knife River under various long-term contracts. The majority of the Big Stone Station's fuel requirements are currently being met with coal supplied by Kennecott Energy Company under a contract which expires on December 31, 2001.

    During the years ended December 31, 1996, through December 31, 2000, the average cost of coal purchased, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal purchased was as follows:

                                Years Ended December 31,
                       2000     1999      1998      1997     1996
Average cost of
  coal per
  million Btu          $.94     $.90      $.93      $.95     $.93
Average cost of
  coal per ton       $13.68   $13.31    $13.67    $14.22   $13.64

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 432,300 kW in August 2000. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2006 will approximate 1.1 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour
(kWh) sales growth rate, on a normalized basis, through 2006 will approximate 0.7 percent annually. Montana-Dakota currently estimates that, with modifications already made and those expected to be made, it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the year 2004. If additional capacity is needed in 2004 or after, it is expected to be met through the addition of combustion turbine peaking stations and purchases from the Mid-Continent Area Power Pool (MAPP) on an intermediate-term basis.

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

    The Sheridan System is supplied through an interconnection with Black Hills Power and Light Company under a power supply contract through December 31, 2006 which allows for the purchase of up to 55,000 kW of capacity annually.

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

    In December 1999, the FERC issued its Order 2000 in which it prescribed certain minimum characteristics of and functions to be performed by Regional Transmission Organizations (RTOs). Montana-Dakota has been actively pursuing its options for voluntary participation in a FERC-approved RTO that would become operational by December 15, 2001. As required by Order 2000, Montana-Dakota filed a report with the FERC in October 2000 in which it described its efforts to join an RTO and explained its reasons for not proposing to join an RTO at that time. Montana-Dakota is continuing to pursue its options to join a FERC-approved RTO, but for economic and operational reasons, it has been unable to commit to joining a specific RTO.

    The Montana legislature passed an electric industry restructuring bill, effective May 2, 1997. The bill provides for full customer choice of electric supplier by July 1, 2002, stranded cost recovery and other provisions. On December 19, 2000, the MTPSC extended this date to July 1, 2004, for those customers, primarily residential and small commercial, that do not have a choice of, or have not yet chosen, an electricity supplier. MTPSC cited the fact that Montana customers would be disadvantaged due to the lack of a competitive electricity supply market. Based on the provisions of such restructuring bill, because Montana-Dakota operates in more than one state, the company has the option of deferring its transition to full customer choice until 2006. Legislation has been proposed in Montana which would delay the restructuring and transition to full customer choice until a time that Montana-Dakota can reasonably implement customer choice in the state of its primary service territory.

    In its 1997 legislative session, the North Dakota legislature established an Electric Industry Competition Committee to study over a six-year period the impact of competition on the generation, transmission and distribution of electric energy in North Dakota. In 1997, the WYPSC selected a consultant to perform a study on the impact of electric restructuring in Wyoming. The study found no material economic benefits. No further action is pending at this time. The SDPUC has not initiated any proceedings to date concerning retail competition or electric industry restructuring. Federal legislation addressing this issue continues to be discussed.

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

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with these laws or regulations, cannot be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 2000 and does not expect to incur any significant capital expenditures related to environmental compliance through 2003.

NATURAL GAS DISTRIBUTION

General --

     Montana-Dakota sells natural gas at retail, serving over 211,000 residential, commercial and industrial customers located in 141 communities and adjacent rural areas as of December 31, 2000, and provides natural gas transportation services to certain customers on its system. Great Plains, acquired July 2000, sells natural gas at retail, serving over 22,000 residential, commercial and industrial customers located in 19 communities and adjacent rural areas as of December 31, 2000, and provides natural gas transportation services to certain customers on its system.
These services for the two public utility divisions are provided through distribution systems aggregating over 5,200 miles. Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct natural gas distribution operations in all of the municipalities they serve where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2000, Montana-Dakota's and Great Plains' net natural gas distribution plant investment approximated $102.2 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the company to The Bank of New York and Douglas J. MacInnes, successor trustees.

    The natural gas distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The natural gas distribution operations of Great Plains are subject to regulation by the NDPSC and Minnesota Public Utilities Commission regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's and Great Plains' 2000 natural gas utility operating revenues by jurisdiction is as follows: North Dakota -- 39 percent; Minnesota -- 8 percent; Montana -- 28 percent; South Dakota -- 19 percent and Wyoming -- 6 percent (Operating revenues for Great Plains are for the period July through December 2000).

System Supply, System Demand and Competition --

    Montana-Dakota and Great Plains serve retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of the following states and major communities -- North Dakota, including Bismarck, Dickinson, Wahpeton, Williston, Minot and Jamestown; western Minnesota, including Fergus Falls, Marshall and Crookston; eastern Montana, including Billings, Glendive and Miles City; western and north-central South Dakota, including Rapid City, Pierre and Mobridge; and northern Wyoming, including Sheridan. These markets are highly seasonal and sales volumes depend on the weather.

    The following table reflects this segment's natural gas sales, natural gas transportation volumes and degree days as a percentage of normal during the last five years:

                               Years Ended December 31,
                          2000    1999     1998     1997     1996
                                 Mdk (thousands of decatherms)

Sales:
  Residential           20,554  18,059   18,614   20,126   22,682
  Commercial            14,590  12,030   12,458   13,799   15,325
  Industrial             1,451     842      952      395      276
    Total               36,595  30,931   32,024   34,320   38,283
Transportation:
  Commercial             2,067   1,975    1,995    1,612    1,677
  Industrial            12,247   9,576    8,329    8,455    7,746
    Total               14,314  11,551   10,324   10,067    9,423
Total Throughput        50,909  42,482   42,348   44,387   47,706

Degree days
  (% of normal)         100.4%   88.8%    93.7%    99.3%   116.2%

-----------------------------
Note: Sales and transportation volumes for Great Plains are for the period July through December 2000. Degree days exclude Great Plains.

    The restructuring of the natural gas industry, as described under Pipeline and Energy Services, has resulted in additional competition in retail natural gas markets. In response to these changed market conditions, Montana-Dakota and Great Plains have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules whereby Montana-Dakota's and Great Plains' interruptible customers can avail themselves of the advantages of open access transportation on regional transmission pipelines, including the system of Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of WBI Holdings. These services have enhanced Montana-Dakota's and Great Plains' competitive posture with alternate fuels, although certain of Montana-Dakota's and Great Plains' customers have the potential of bypassing the respective distribution systems by directly accessing transmission pipelines located within close proximity.

    Montana-Dakota and Great Plains acquire their system requirements directly from producers, processors and marketers. Such natural gas is supplied by a portfolio of contracts specifying market-based pricing, and is transported under transportation agreements by Williston Basin, Northern Gas Company, South Dakota Intrastate Pipeline Company, Northern Border Pipeline Company, Viking Gas Transmission Company and Northern Natural Gas Company to provide firm service to their customers. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to meet winter peak requirements as well as allow it to better manage its natural gas costs by purchasing natural gas at more uniform daily volumes throughout the year. Demand for natural gas, which is a widely traded commodity, is sensitive to changes in market price. Montana-Dakota and Great Plains believe that, based on regional supplies of natural gas and the pipeline transmission network currently available through its suppliers and pipeline service providers, supplies are adequate to meet its system natural gas requirements for the next five years.

Regulatory Matters --

    Montana-Dakota's and Great Plains' retail natural gas rate schedules contain clauses permitting monthly adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current regulatory practices allow Montana-Dakota and Great Plains to recover increases or refund decreases in such costs within a period ranging from 24 months to 28 months from the time such changes occur.

Environmental Matters --

    Montana-Dakota's and Great Plains' natural gas distribution operations are subject to federal, state and local environmental, facility siting, zoning and planning laws and regulations. Montana-Dakota and Great Plains believe they are in substantial compliance with those regulations.

UTILITY SERVICES

    Utility Services is a diversified infrastructure construction company specializing in electric, natural gas and telecommunication utility construction as well as interior industrial electrical, exterior lighting and traffic signalization. Utility Services has engineering, design and build capability and provides related specialty equipment sales and rental services. These services are provided to electric, natural gas, and telecommunication companies along with municipal, commercial and industrial entities throughout most of the United States.

    During 2000, the company acquired utility services companies based in California, Colorado, Montana and Ohio. None of these acquisitions was individually material to the company.

    Utility Services operates in a highly competitive business environment. Most of Utility Services' work is obtained on the basis of competitive bids or by negotiation of either cost plus or fixed price contracts. The workforce and equipment are highly mobile, providing greater flexibility in the size and location of Utility Services' market area. Competition is primarily based on price and reputation for quality, safety and reliability. The size and area location of the services provided will be a factor in the number of competitors that Utility Services will encounter on any particular project. Utility Services believes that the diversification of the services it provides will enable it to effectively operate in this competitive environment.

    In the aggregate, electric utilities represent the largest customer base. Accordingly, electric utilities account for a significant portion of the work performed by the utility services segment and the amount of construction contracts from utilities is dependent to a certain extent on the level and timing of maintenance programs undertaken by such utilities. Utility Services relies on repeat customers and strives to maintain successful long-term relationships with these customers.

    Construction and maintenance crews are active year round.
However, activity in certain locations may be seasonal in nature due to the effects of weather.

PIPELINE AND ENERGY SERVICES

General --

    Williston Basin, the principal regulated business of WBI Holdings, owns and operates over 3,800 miles of transmission, gathering and storage lines and 24 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers.

    At December 31, 2000, Williston Basin's net plant investment was approximately $164.7 million.

    WBI Holdings owns and operates gathering facilities in Colorado, Kansas, Montana, Nebraska and Wyoming. These facilities include various field gathering lines and owned and leased compression facilities some of which interconnect with Williston Basin's system. An underground natural gas storage facility in Kentucky and a one-sixth interest in the assets of various offshore gathering pipelines and associated onshore pipeline and related processing facilities are also owned by WBI Holdings.

    WBI Holdings, through its energy services businesses, seeks new energy markets while continuing to expand present markets for natural gas. Its activities include buying and selling natural gas and arranging transportation services to end users, pipelines, municipals and local distribution companies. The energy services segment transacts a significant portion of its business on the Williston Basin and Texas Gas Transmission Corp. pipeline systems, serving customers in the Rocky Mountain, Upper Midwest, Southern and Central regions of the United States. In 2000, a pipeline and cable tracking and locating technology company was acquired. This company provides products and services which are an integral part of the ongoing reliability of the submerged pipeline and cable infrastructure.

    Under the Natural Gas Act, as amended, Williston Basin and certain other operations of WBI Holdings are subject to the jurisdiction of the FERC regarding certificate, rate and accounting matters.

System Demand and Competition --

    The natural gas pipeline industry, although regulated, is very competitive. In the mid-1980s, customers began switching their natural gas service from a bundled merchant service to transportation. This switching was accelerated with the implementation of Order 636 which unbundled pipelines' services. This change reflects most customers' willingness to purchase their natural gas supply from producers, processors or marketers rather than pipelines. Williston Basin competes with several pipelines for its customers' transportation business and at times will have to discount rates in an effort to retain market share. However, the strategic location of Williston Basin's system near five natural gas producing basins and the availability of underground storage and gathering services provided by Williston Basin and affiliates along with interconnections with other pipelines serve to enhance Williston Basin's competitive position.

    Although a significant portion of Williston Basin's firm customers, which include Montana-Dakota, have relatively secure residential and commercial end-users, virtually all have some price-sensitive end-users that could switch to alternate fuels.

    Williston Basin transports substantially all of Montana-Dakota's natural gas utilizing firm transportation agreements, which at December 31, 2000, represented 87 percent of Williston Basin's currently subscribed firm transportation capacity. In November 1996, Montana-Dakota executed a new firm transportation agreement with Williston Basin for a term of five years which began in July 1997. In addition, in July 1995, Montana-Dakota entered into a twenty-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

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

    Natural gas supplies from traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from non-traditional, off-system sources. The acquisition of the coal bed natural gas assets in the Powder River Basin is expected to meet some of these supply needs. Williston Basin expects to facilitate the movement of these supplies by making available its
transportation and storage services.   Williston Basin will
continue to look for opportunities to increase transportation and storage services through system expansion or other pipeline interconnections or enhancements which could provide substantial future benefits.

Regulatory Matters and Revenues Subject to Refund --

    In June 1995, Williston Basin filed a general rate increase application with the Federal Energy Regulatory Commission (FERC). As a result of FERC orders issued after Williston Basin's application was filed, Williston Basin filed revised base rates in December 1995 with the FERC. Williston Basin began collecting such increase effective January 1, 1996, subject to refund. In July 1998, the FERC issued an order which addressed various issues including storage cost allocations, return on equity and throughput. In August 1998, Williston Basin requested rehearing of such order. In June 1999, the FERC issued an order approving and denying various issues addressed in Williston Basin's rehearing request, and also remanding the return on equity issue to an Administrative Law Judge for further proceedings. In July 1999, Williston Basin requested rehearing of certain issues which were contained in the June 1999 FERC order. In September 1999, the FERC granted Williston Basin's request for rehearing with respect to the return on equity issue but also ordered Williston Basin to issue interim refunds prior to the final determination in this proceeding. As a result, in October 1999, Williston Basin issued refunds to its customers totaling $11.3 million, all from amounts which had previously been reserved. In December 1999, a hearing was held before the FERC regarding the return on equity issue. On April 27, 2000, the Administrative Law Judge issued an Initial Decision regarding the remanded return on equity issue. On August 15, 2000, Williston Basin filed a stipulation and agreement for the purpose of resolving the rate and refund matters at issue with the FERC. On November 21, 2000, the FERC issued its order accepting the August 15, 2000 stipulation and agreement. As a result, on December 28, 2000, Williston Basin issued refunds to its customers totaling $13.0 million, all from amounts which had previously been reserved.

    In December 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin began collecting such rates effective June 1, 2000, subject to refund.

    Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to pending regulatory proceedings and to reflect future resolution of certain issues with the FERC. Based on the November 21, 2000 FERC order referenced above, Williston Basin, in the fourth quarter of 2000, determined that reserves it had previously established exceeded its expected refund obligation and, accordingly, reversed reserves and recognized in income $6.7 million after tax. Williston Basin, in the second quarter of 1999, determined that reserves it had previously established in relation to a 1992 general natural gas rate change application and the 1995 general rate increase application exceeded its expected refund obligation and, accordingly, reversed reserves and recognized in income $4.4 million after tax. Williston Basin believes that its remaining reserves are adequate based on its assessment of the ultimate outcome of the application filed in December 1999.

Environmental Matters --

    WBI Holdings' pipeline and energy services' operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. WBI Holdings believes it is in substantial compliance with those regulations.

NATURAL GAS AND OIL PRODUCTION

General --

    Fidelity Exploration & Production Company (Fidelity), a direct wholly owned subsidiary of WBI Holdings, is involved in the acquisition, exploration, development and production of natural gas and oil resources. Fidelity's activities include the acquisition of producing properties with potential development opportunities, exploratory drilling and the operation of natural gas production properties. Fidelity shares revenues and expenses from the development of specified properties located primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico in proportion to its interests.

    Fidelity owns in fee or holds natural gas leases for the properties it operates in Colorado, Montana and North Dakota. These rights are in the Bonny Field located in eastern Colorado, the Cedar Creek Anticline in southeastern Montana and southwestern North Dakota, and in the Bowdoin area located in north-central Montana. In 2000, coal bed natural gas reserves in the Powder River Basin of Wyoming and Montana were acquired. These acquisitions include over 210,000 net acres under lease.

    The natural gas and oil activities have continued to expand since the mid-1980s. Fidelity continues to seek additional reserve and production opportunities through the direct acquisition of producing properties and through exploratory drilling opportunities, as well as routine development of its existing properties. Future growth is dependent upon its continuing success in these endeavors.

Operating Information --

    Information on natural gas and oil production, average realized prices and production costs per net equivalent Mcf related to natural gas and oil interests for 2000, 1999 and 1998, are as follows:

                                           2000     1999     1998
Natural Gas:
  Production (MMcf)                      29,222   24,652   20,699
  Average realized price                  $2.90    $1.94    $1.81
Oil:
  Production (000's of barrels)           1,882    1,758    1,912
  Average realized price                 $23.06   $15.34   $12.71
Production costs, including taxes,
  per net equivalent Mcf                  $0.77    $0.62    $0.52

Well and Acreage Information --

  Gross and net productive well counts and gross and net developed and undeveloped acreage related to interests at December 31, 2000, are as follows:

                                                   Gross      Net
Productive Wells:
  Natural Gas                                      1,931    1,343
  Oil                                              1,559      199
    Total                                          3,490    1,542
Developed Acreage (000's)                            949      363
Undeveloped Acreage (000's)                          843      286

Exploratory and Development Wells --

  The following table shows the results of natural gas and oil wells drilled and tested during 2000, 1999 and 1998:

             Net Exploratory                Net Development
       Productive  Dry Holes  Total   Productive  Dry Holes  Total   Total
2000            9          3     12          362          3    365     377
1999            1          2      3           70          2     72      75
1998            2          2      4           54        ---     54      58

    At December 31, 2000, there were four gross wells in the process of drilling, one of which was an exploratory well and three of which were development wells.

Environmental Matters --

    WBI Holdings' natural gas and oil production operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. WBI Holdings believes it is in substantial compliance with those regulations.

Reserve Information --

    Fidelity's recoverable proved developed and undeveloped natural gas and oil reserves approximated 309.8 Bcf and 15.1 million barrels, respectively, at December 31, 2000.

    For additional information related to natural gas and oil interests, see Notes 1 and 16 of Notes to Consolidated Financial
Statements.

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

    During 2000, the company acquired several construction materials and mining companies with operations in Alaska, California, Montana and Oregon. None of these acquisitions was individually material to the company.

    Knife River's construction materials business has continued to grow since its first acquisition in 1992 and now comprises the substantial majority of Knife River's business. Knife River continues to investigate the acquisition of other construction materials properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

    Knife River's construction materials business is expected to continue to benefit from the Transportation Equity Act for the 21st Century (TEA-21), which was signed into law in June 1998. TEA-21 represents an average increase in federal highway construction funding of approximately 48 percent for the six fiscal years 1998 to 2003.

    The construction materials business had approximately $126 million in backlog in mid-February 2001, compared to approximately $107 million in mid-February 2000. The company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2001.

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

    Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse affect on its construction materials businesses. During 2000, 1999 and 1998, no single customer accounted for more than 10 percent of annual construction materials revenues.

Coal:

General --

    Knife River is engaged in lignite coal mining operations. Knife River's surface mining operations are located at Beulah, North Dakota and Savage, Montana. On September 28, 2000, Knife River announced an agreement to sell its coal operations subject to various closing conditions. For more information on the above pending sale see Prospective Information contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The average annual production from the Beulah and Savage
mines approximates 2.8 million and 325,000 tons,
respectively.  Reserve estimates related to these mine
locations are discussed herein.  During the last five years,
Knife River mined and sold the following amounts of lignite
coal:
                                            Years Ended December 31,
                                      2000    1999    1998    1997    1996
                                           (In thousands)
Tons sold:
Montana-Dakota generating stations 765 717 702 530 528 Jointly-owned generating stations --
 Montana-Dakota's share                568     611     583     434     565
 Others                              1,703   1,831   1,749   1,303   1,695
Industrial and other sales              75      77      79     108     111
Total                                3,111   3,236   3,113   2,375   2,899
Revenues                           $33,721 $34,841 $35,949 $27,906 $32,696

    Knife River's lignite coal operations are subjected to competition from other coal and alternate fuel sources. Currently, virtually all of the coal requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Knife River under various long-term contracts. These contracts with the Coyote, Heskett and Lewis & Clark stations expire in May 2016, December 2005, and December 2002, respectively. In 2000, Knife River supplied approximately 3.0 million tons of coal to these three stations.

Consolidated Construction Materials and Mining:

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Except as what may be ultimately determined with regard to the issue decribed below, Knife River believes it is in substantial compliance with those regulations.

    In December 2000, Morse Bros., Inc. (MBI), an indirect wholly owned subsidiary of the company, was named by the United States Environmental Protection Agency (EPA) as a Potentially Responsible Party in connection with the cleanup of a commercial property site, now owned by MBI, and part of the Portland, Oregon, Harbor Superfund Site. Sixty-eight other parties were also named in this administrative action. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Williamette River. Based upon a review of the Portland Harbor sediment contamination evaluation by the Oregon State Department of Environmental Quality and other information available, MBI does not believe it is a Responsible Party. In addition, MBI intends to seek indemnity for any and all liabilities incurred in relation to the above matters from Georgia-Pacific West, Inc., the seller of the commercial property site to MBI, pursuant to the terms of their sale agreement.

Reserve Information --

    As of December 31, 2000, the combined construction materials operations had under ownership or lease approximately 895 million tons of recoverable aggregate reserves.

    As of December 31, 2000, Knife River had under ownership or lease, reserves of approximately 146 million tons of recoverable lignite coal, 88 million tons of which are at present mining locations. Knife River estimates that approximately 39 million tons of its reserves will be needed to supply Montana-Dakota's Coyote, Heskett and Lewis & Clark stations for the expected lives of those stations and to fulfill the existing commitments of Knife River for sales to third parties.

ITEM 3.  LEGAL PROCEEDINGS

    In March 1997, 11 natural gas producers filed suit in North Dakota Northwest Judicial District Court (North Dakota District Court) against Williston Basin and the company. The natural gas producers had processing agreements with Koch Hydrocarbon Company
(Koch). Williston Basin and the company had natural gas purchase contracts with Koch. The natural gas producers alleged they were entitled to damages for the breach of Williston Basin's and the company's contracts with Koch although no specific damages were stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the company filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. The motions for summary judgment were granted by the North Dakota District Court on July 3, 2000. The company is awaiting entry of a final judgment on the July 3, 2000 order granting the motions for summary judgment.

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

    In December 2000, Morse Bros., Inc. (MBI), an indirect wholly owned subsidiary of the company, was named by the United States
Environmental Protection Agency (EPA) as a Potentially
Responsible Party in connection with the cleanup of a commercial property site, now owned by MBI, and part of the Portland, Oregon, Harbor Superfund Site. For additional information regarding this issue, see Items 1 and 2 -- Business and Properties -- Construction Materials and Mining.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

    The company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU". The price range of the company's common stock as reported by The Wall Street Journal composite tape during 2000 and 1999 and dividends declared thereon were as follows:
                                                         Common
                              Common        Common        Stock
                           Stock Price   Stock Price    Dividends
                             (High)         (Low)       Per Share

2000
First Quarter                  $ 21.44       $ 17.63      $   .21
Second Quarter                   23.25         20.38          .21
Third Quarter                    30.06         21.56          .22
Fourth Quarter                   33.00         27.44          .22
                                                          $   .86

1999
First Quarter                  $ 27.19       $ 21.25      $   .20
Second Quarter                   24.38         20.31          .20
Third Quarter                    24.75         22.38          .21
Fourth Quarter                   24.38         18.81          .21
                                                          $   .82

    As of December 31, 2000, the company's common stock was held by approximately 13,600 stockholders of record.

    Between October 1, 2000 and December 31, 2000, the company issued 93,595 shares of Common Stock, $1.00 par value, as final adjustments with respect to acquisitions in prior periods. The Common Stock issued by the company in these transactions was issued in private sales exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, now shareholders of the company, are accredited investors and have acknowledged that they would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Selected Financial Data on pages 54 and 55 of the company's Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services and energy marketing and management services. Natural gas and oil production includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings, while construction materials and mining includes the results of Knife River's operations.

Overview

   The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the company's business segments.
                                        Years ended December 31,
                                        2000      1999        1998
Electric                             $  17.7   $  16.0     $  13.9
Natural gas distribution                 4.8       3.2         3.5
Utility services                         8.6       6.5         3.3
Pipeline and energy services            10.5      21.0        18.6
Natural gas and oil production          38.6      16.2       (30.5)
Construction materials and mining       30.1      20.4        24.5
Earnings on common stock             $ 110.3   $  83.3     $  33.3

Earnings per common share - basic    $  1.80   $  1.53     $   .66

Earnings per common share - diluted  $  1.80   $  1.52     $   .66

Return on average common equity        14.3%     13.9%        6.5%

2000 compared to 1999

    Consolidated earnings for 2000 increased $27.0 million from the comparable period a year ago due to higher earnings from the natural gas and oil production, construction materials and mining, utility services, electric and natural gas distribution businesses. Lower earnings at the pipeline and energy services business partially offset the earnings increase.

1999 compared to 1998

    Consolidated earnings for 1999 increased $50.0 million from the comparable period a year ago due to higher earnings from the natural gas and oil production business, largely resulting from the 1998 $39.9 million in noncash after-tax write-downs of natural gas and oil properties. Increased earnings at the utility services, pipeline and energy services and electric businesses also added to the improvement in earnings. Lower earnings at the construction materials and mining and natural gas distribution businesses somewhat offset the earnings increase.

                 ________________________________


    Reference should be made to Items 1 and 2 -- Business and Properties, Item 3 -- Legal Proceedings and Notes to Consolidated
Financial Statements for information pertinent to various commitments and contingencies.

Financial and operating data

    The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                         Years ended December 31,
                                         2000       1999       1998
Operating revenues:
  Retail sales                      $   134.5  $   130.9   $  130.9
  Sales for resale and other             27.1       24.0       16.4
                                        161.6      154.9      147.3
Operating expenses:
  Fuel and purchased power               54.1       51.8       49.8
  Operation and maintenance              42.5       41.6       40.1
  Depreciation, depletion and
    amortization                         19.1       18.4       18.1
  Taxes, other than income                7.1        7.4        7.1
                                        122.8      119.2      115.1

Operating income                    $    38.8  $    35.7   $   32.2

Retail sales (million kWh)            2,161.3    2,075.5    2,053.9
Sales for resale (million kWh)          930.3      943.5      586.5
Average cost of fuel and
  purchased power per kWh           $    .016  $    .016   $   .017


Natural Gas Distribution
                                         Years ended December 31,
                                         2000       1999       1998
Operating revenues:
  Sales                             $   229.2  $   154.1   $  150.6
  Transportation and other                3.9        3.6        3.5
                                        233.1      157.7      154.1
Operating expenses:
  Purchased natural gas sold            178.6      110.2      106.5
  Operation and maintenance              32.0       29.2       28.5
  Depreciation, depletion and
    amortization                          8.4        7.4        7.1
  Taxes, other than income                4.6        4.2        4.0
                                        223.6      151.0      146.1

Operating income                    $     9.5  $     6.7   $    8.0

Volumes (MMdk):
  Sales                                  36.6       30.9       32.0
  Transportation                         14.3       11.6       10.3
Total throughput                         50.9       42.5       42.3

Degree days (% of normal)              100.4%      88.8%      93.7%
Average cost of natural gas,
  including transportation
  thereon, per dk                   $    4.88  $    3.56   $   3.33


Utility Services

                                         Years ended December 31,
                                         2000       1999       1998

Operating revenues                  $   169.4  $    99.9   $   64.2

Operating expenses:
  Operation and maintenance             142.6       82.8       54.4
  Depreciation, depletion and
    amortization                          4.9        2.6        1.7
  Taxes, other than income                5.3        3.0        2.2
                                        152.8       88.4       58.3

Operating income                    $    16.6  $    11.5   $    5.9


Pipeline and Energy Services

                                         Years ended December 31,
                                         2000       1999       1998
Operating revenues:
  Pipeline                          $    77.4  $    69.6   $   60.8
  Energy services                       559.4      313.9      119.9
                                        636.8      383.5      180.7
Operating expenses:
  Purchased natural gas sold            548.3      301.5      109.9
  Operation and maintenance              39.1       28.2       26.3
  Depreciation, depletion and
    amortization                         15.3        8.2        7.0
  Taxes, other than income                5.3        5.0        3.9
                                        608.0      342.9      147.1

Operating income                    $    28.8  $    40.6   $   33.6

Transportation volumes (MMdk):
  Montana-Dakota                         30.6       31.5       32.2
  Other                                  56.2       46.6       56.8
                                         86.8       78.1       89.0

Gathering volumes (MMdk)                 41.7       19.8        9.1


Natural Gas and Oil Production

                                         Years ended December 31,
                                         2000       1999       1998
Operating revenues:
  Natural gas                       $    84.7  $    47.9   $   37.6
  Oil                                    43.4       26.9       24.3
  Other                                  10.2        3.6        ---
                                        138.3       78.4       61.9
Operating expenses:
  Purchased natural gas sold              3.4        1.5        ---
  Operation and maintenance              31.3       24.8       18.8
  Depreciation, depletion and
    amortization                         27.0       19.2       23.3
  Taxes, other than income               10.1        6.0        4.2
  Write-downs of natural gas
    and oil properties                    ---        ---       66.0
                                         71.8       51.5      112.3

Operating income (loss)             $    66.5  $    26.9   $  (50.4)

Production:
  Natural gas (MMcf)                   29,222     24,652     20,699
  Oil (000's of barrels)                1,882      1,758      1,912

Average realized prices:
  Natural gas (per Mcf)             $    2.90  $    1.94   $   1.81
  Oil (per barrel)                  $   23.06  $   15.34   $  12.71


Construction Materials and Mining

                                         Years ended December 31,
                                         2000       1999       1998
Operating revenues:
  Construction materials            $   597.7  $   435.1   $  310.5
  Coal                                   33.7       34.8       35.9
                                        631.4      469.9      346.4
Operating expenses:
  Operation and maintenance             534.9      402.0      280.7
  Depreciation, depletion and
    amortization                         36.2       26.0       20.6
  Taxes, other than income                3.5        3.5        3.5
                                        574.6      431.5      304.8

Operating income                    $    56.8  $    38.4   $   41.6

Sales (000's):
  Aggregates (tons)                    18,315     13,981     11,054
  Asphalt (tons)                        3,310      2,993      1,790
  Ready-mixed concrete
    (cubic yards)                       1,696      1,186      1,021
  Coal (tons)                           3,111      3,236      3,113


    Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expense are as follows: $96.9 million, $96.0 million and $.9 million for 2000; $64.5 million, $64.0 million and $.5 million for 1999; and $58.0 million, $57.5 million and $.5 million for 1998, respectively.

2000 compared to 1999

Electric

    Electric earnings increased due to higher demand-related retail sales to all major customer classes, higher average realized rates and lower employee benefit-related expenses. Increased fuel and purchased power costs, largely higher purchased power costs, increased coal costs, and higher natural gas generation-related costs, partially offset the earnings increase. Higher maintenance expense at certain of the company's electric generating stations, and increased depreciation, depletion and amortization expense, resulting from higher property, plant and equipment balances, also partially offset the earnings increase.

Natural Gas Distribution

    Earnings improved at the natural gas distribution business largely due to higher weather-related retail sales volumes resulting from weather in the fourth quarter which was 46 percent colder than a year ago. Increased service and repair margins, earnings from Great Plains, which was acquired in July 2000, and higher transportation volumes also added to the earnings increase. Increased depreciation, depletion and amortization expense, due to higher property, plant and equipment balances, and lower average realized transportation rates, partially offset the earnings increase.

Utility Services

    Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, higher work load in the Rocky Mountain region, primarily related to fiber optic installation projects, and increases from engineering services. This increase was somewhat offset by decreased construction activity for utilities on the West Coast, largely the result of utility merger activity and the California energy crisis.

Pipeline and Energy Services

    Pipeline and energy services earnings decreased primarily due to the absence in 2000 of a 1999 $4.4 million after-tax reserve revenue adjustment and resulting increase to income associated with FERC orders received in the 1992 and 1995 general rate proceedings, the recognition in 1999 of a $3.9 million after-tax reserve adjustment and resulting increase to income relating to the resolution of certain production tax and other state tax matters, and the recognition in income in 1999 of $1.7 million after-tax resulting from a favorable order received from the United States Court of Appeals for the D.C. Circuit Court (D.C. Circuit Court) relating to the 1992 general rate proceeding. An asset impairment charge of $3.9 million after-tax in 2000 at one of the company's energy services companies also lowered earnings. In addition, higher bad debt expense and lower natural gas margins from energy services, and higher operation and maintenance expenses at the pipeline, largely higher compressor-related expenses and payroll costs, contributed to the decline in earnings. Partially offsetting the decline in earnings was the recognition in 2000 of a $6.7 million after-tax reserve revenue adjustment and resulting increase to income relating to the resolution of the 1995 general rate proceeding. Higher natural gas transportation volumes combined with higher average transportation rates and increased gathering volumes at the pipeline also partially offset the earnings decline. The increase in energy services revenue and the related increase in purchased natural gas sold resulted from significantly higher natural gas prices and increased volumes.

Natural Gas and Oil Production

    Natural gas and oil production earnings increased primarily due to significantly higher realized natural gas and oil prices. Higher natural gas and oil production due to acquisitions since the comparable period last year and ongoing development of existing properties, along with increased other revenue due to higher sales of inventoried natural gas, added to the earnings increase. Partially offsetting the earnings improvement were increased depreciation, depletion and amortization expense, due to higher production volumes and higher rates, and increased operation and maintenance expense, mainly from higher lease operating expenses and higher general and administrative costs due primarily to acquisitions, and increased maintenance on existing properties. Increased interest expense due to higher average borrowings and interest rates also partially offset the earnings increase. Hedging activities for natural gas and oil production for 2000 resulted in realized prices that were 87 percent and 82 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

    Construction materials and mining earnings increased largely due to the absence in 2000 of $5.6 million in after-tax charges to earnings in 1999, the result of the resolution of the coal arbitration proceeding. Higher earnings at the construction materials operations as a result of earnings from businesses acquired since the comparable period last year, higher aggregate, ready-mixed concrete and cement volumes at existing operations and a gain of $1.2 million after-tax on the sale of a nonstrategic property also added to the earnings improvement. Increased interest expense resulting from higher acquisition-related borrowings, higher selling, general and administrative costs, higher energy costs and increased depreciation, depletion and amortization expense due to increased aggregate volumes and increased plant balances, partially offset the earnings improvement at the construction materials operations.

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

Utility Services

    Utility services earnings increased primarily due to businesses acquired since the comparable period last year and higher earnings from existing operations due to increased construction work load and higher margins.

Pipeline and Energy Services

    Pipeline and energy services earnings increased largely due to a $4.4 million after-tax reserve revenue adjustment and a $3.9 million after-tax reserve adjustment, both as previously discussed. The recognition of $1.7 million after-tax resulting from a favorable order received from the D.C. Circuit Court, as previously discussed, also contributed to the increase in earnings. Decreased transportation to storage and off-system markets at lower average transportation rates and reduced sales of inventoried natural gas somewhat offset the earnings increase. The $3.1 million after-tax reversal of reserves in 1998 for certain contingencies relating to a FERC order concerning a compliance filing also partially offset the 1999 earnings increase. The increase in energy services revenue and the related increase in purchased natural gas sold resulted primarily from the acquisition of a natural gas marketing business in July 1998.

Natural Gas and Oil Production

    Natural gas and oil production earnings increased largely as a result of the 1998 $66.0 million ($39.9 million after tax) noncash write-downs of natural gas and oil properties, as discussed in Note 1 of Notes to Consolidated Financial Statements. Higher natural gas and oil prices and increased natural gas production due to both new acquisitions and the ongoing development of existing properties also increased earnings. In addition, decreased depreciation, depletion and amortization expense due largely to lower rates resulting from the write-downs of natural gas and oil properties also added to the earnings improvement. Decreased oil production, resulting mainly from normal production declines and the sale of nonstrategic properties, and higher operation and maintenance expense partially offset the increase in earnings. Higher operation and maintenance expense resulted from changes in production mix and higher general and administrative expenses. Hedging activities for natural gas and oil production for 1999 resulted in realized natural gas prices which were unchanged and realized oil prices that were 94 percent of what otherwise would have been received.

Construction Materials and Mining

    Construction materials and mining earnings decreased primarily due to lower earnings at the coal operations largely resulting from $5.6 million in after-tax charges and lower average coal prices, both relating to the coal contract arbitration proceeding. Earnings at the construction materials businesses increased due to businesses acquired since the comparable period last year and increased activity at existing construction materials operations. Higher asphalt volumes, increased average ready-mixed concrete prices and increased construction and sales of other product lines all contributed to the earnings increase at the construction materials operations. Higher selling, general and administrative costs and increased interest expense resulting from increased acquisition-related long-term debt somewhat offset the increased earnings at the construction materials business. Normal seasonal losses realized in the first quarter of 1999 by construction materials businesses not owned during the full first quarter in 1998 also partially offset the earnings improvement at the construction materials business.

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

    In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the company to differ materially from those discussed in forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation and availability of economic supplies of natural gas. Other important factors include the level of governmental expenditures on public projects and the timing of such projects, changes in anticipated tourism levels, the effects of competition (including but not limited to electric retail wheeling and transmission costs and prices of alternate fuels and system deliverability costs), natural gas and oil commodity prices, drilling successes in natural gas and oil operations, ability to acquire natural gas and oil properties, and the availability of economic expansion or development opportunities.

    The business and profitability of the company are also influenced by economic and geographic factors, including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their contractual obligations, changes in accounting principles and/or the application of such principles to the company, changes in technology and legal proceedings, and the ability to effectively integrate the operations of acquired companies.

Prospective Information

    The following information includes highlights of the key growth strategies, projections and certain assumptions for the company over the next few years and other matters for each of its six major business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section, changes in which, as well as the various important factors listed under the heading Safe Harbor for Forward-looking Statements, that could cause actual future results to differ materially from the company's targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- Based on current expectations, the company anticipates that its three to five year compound annual earnings per share growth rate from operations will be in the general range of 10 to 12 percent.

- Earnings per share, diluted, from operations for 2001 are projected in the $1.95 to $2.05 range.

- The company expects the percentage of 2001 earnings per share from operations by quarter to be in the following approximate ranges:

  - First Quarter:  13 to 18 percent
  - Second Quarter: 20 to 25 percent
  - Third Quarter:  35 to 40 percent
  - Fourth Quarter: 22 to 27 percent

- The company expects to issue and sell equity from time to time to keep its debt at the nonregulated businesses at no more than 40 percent of total capitalization.

- Based on existing operations, annual goodwill amortization expense is expected to be approximately $4 million.

Electric

- Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric and natural gas operations in all of the municipalities it serves where such franchises are required. As franchises expire, Montana-Dakota may face increasing competition in its service areas, particularly its service to smaller towns, from rural electric cooperatives. Currently, a smaller town in western North Dakota is considering municipalization of Montana-Dakota's electric and natural gas facilities. Montana-Dakota is vigorously contesting any such proposal but is currently unable to determine the ultimate outcome of any such proceeding. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

Natural gas distribution

- Annual natural gas throughput for 2001 is expected to be approximately 56 million decatherms, with about 40 million decatherms from sales and 16 million from transportation.

- The number of natural gas retail customers at existing operations is expected to grow by approximately 1.5 to 2 percent on an annual basis over the next three to five years.

- Earnings are expected to increase from the growth in sales of new value-added products and services such as appliance repair contracts and home security systems.

Utility services

- Revenues for this segment are expected to exceed $300 million in 2001.

- This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 20 to 25 percent over the next five years.

Pipeline and energy services

- Two pipeline projects related to the company's coal bed natural gas drilling program in the Powder River Basin of Wyoming and Montana were completed in 2000. The two projects provide the pipeline company the ability to move approximately 40 percent more coal bed natural gas through its system than has historically been transported, as well as enabling additional deliveries to other pipeline systems. The largest project involved building a 75-mile, nonregulated pipeline through the heart of the basin, to move gas produced from throughout the Powder River Basin to interconnecting pipeline systems, including the company's own transmission system.

- In 2001, Williston Basin's natural gas throughput is expected to increase by approximately 9 percent.

- This segment continues business development activities looking for assets and resources that add value to existing operations through further vertical integration of its natural gas delivery and storage systems.

Natural gas and oil production

- The 2001 drilling program is projected to include over 500 wells, 90 percent of which are expected to be drilled on operated properties and the emphasis will continue to be on natural gas.
  The 2001 drilling program is expected to be the largest drilling program in the company's history.

- Combined natural gas and oil production at this segment is expected to be 30 to 40 percent higher in 2001 than in 2000.

- The company's estimates for natural gas prices in the Rocky Mountain region are in the range of $2.50 to $3.00 per Mcf during 2001. The company's estimates for natural gas prices on the New York Mercantile Exchange (NYMEX) for 2001 are in the range of $3 to $4 per Mcf.

- The company's 2001 estimates for NYMEX crude oil prices are in the range of $23 to $26 per barrel.

- This segment has entered into hedging arrangements for a portion of its 2001 production. The company has entered into swap agreements and fixed price forward sales representing approximately one-fourth of 2001 estimated annual natural gas production. Natural gas swap prices range from $4.57 to $4.60 per Mcf based on NYMEX and $4.04 to $4.44 per Mcf for Rocky Mountain gas sales. In addition, approximately one-third of 2001 estimated annual oil production is hedged at NYMEX prices ranging from $28.65 to $29.22 per barrel.

Construction materials and mining

- On September 28, 2000, the company announced an agreement to sell its coal operations to Westmoreland Coal Company for $28.8 million cash, excluding final settlement cost adjustments. The agreement is subject to various closing conditions and therefore will not be finalized unless and until the parties are satisfied that those conditions are met. Earnings from coal operations would normally be expected to contribute less than 10 percent of annual earnings of the construction materials and mining segment.

- Excluding the effects of potential future acquisitions, aggregate, asphalt and ready-mixed concrete volumes are expected to increase by approximately 15 percent, 32 percent and 13 percent, respectively, in 2001.

- This segment expects to achieve compound annual revenue and earnings growth rates of approximately 10 to 20 percent over the next five years.

- Earnings are expected to increase from a combination of acquisitions and by optimizing both synergies and improvements at existing operations.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (all such statements hereinafter referred to as SFAS No. 133). For further information on SFAS No. 133, see Note 1 of Notes to Consolidated Financial Statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The company adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the company's financial position or results of operations.

Liquidity and Capital Commitments

    The company's capital expenditures (in millions) for 1998 through 2000 and as anticipated for 2001 through 2003 are summarized in the following table, which also includes the company's capital needs for the retirement of maturing long-term debt and preferred stock.

         Actual                                        Estimated*
  1998   1999   2000  Capital Expenditures:         2001    2002   2003
$ 13.0 $ 18.2 $ 15.8   Electric                   $ 14.8  $ 16.6 $ 20.9
   8.3    9.2   21.3   Natural gas distribution     13.9    11.2   10.7
  18.3   16.1   42.6   Utility services             52.6    30.5   31.7
  17.6   35.1   69.0   Pipeline and energy services 61.4    56.8   38.0
                       Natural gas and oil
 100.6   64.3  173.5    production                 103.6   130.5  109.8
                       Construction materials
 172.1  105.1  218.7    and mining                 126.4    92.9   73.8
 329.9  248.0  540.9                               372.7   338.5  284.9
                       Net proceeds from
                        sale or disposition
  (4.3) (16.6) (11.0)   of property                (31.6)    (.4)   (.1)
 325.6  231.4  529.9   Net capital expenditures    341.1   338.1  284.8

                       Retirement of long-term
 113.7   18.8   29.4    debt and preferred stock    19.7    50.5  282.8
$439.3 $250.2 $559.3                              $360.8  $388.6 $567.6

------------------------
* The estimated 2001 through 2003 capital expenditures reflected in the above table include potential future acquisitions. The company continues to evaluate potential future acquisitions; however, these acquisitions are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the above estimates.

    Capital expenditures for 2000, 1999 and 1998, related to acquisitions, in the preceding table include the following noncash transactions: issuance of the company's equity securities and the conversion of a note receivable to purchase consideration of $132.1 million in 2000; the issuance of the company's equity securities of $77.5 million in 1999; and the issuance of the company's equity securities, less treasury stock acquired, in 1998 of $138.8 million.

    In 2000, the company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses with operations in Alaska, California, Montana and Oregon; a coal bed natural gas development operation based in Colorado with related oil and gas leases and properties in Montana and Wyoming; utility services businesses based in California, Colorado, Montana and Ohio; a natural gas distribution business serving southeastern North Dakota and western Minnesota; and an energy services company based in Texas. The total purchase consideration for these businesses, consisting of the company's common stock, cash and the conversion of a note receivable to purchase consideration was $286.0 million.

    The 2000 capital expenditures, including those for the previously mentioned acquisitions, and retirements of long-term debt and preferred stock, were met from internal sources, the issuance of long-term debt and the company's equity securities. Capital expenditures for the years 2001 through 2003, include those for system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline and gathering expansion projects, the building of construction materials handling and transportation facilities, the further enhancement of natural gas and oil production and reserve growth, and for potential future acquisitions. The company continues to evaluate potential future acquisitions; however, these acquisitions are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures and retirements of long-term debt and preferred stock for the years 2001 through 2003 will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, an existing line of credit of $8.2 million, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities. At December 31, 2000, $40 million under the revolving credit and term loan agreement and $6.3 million under the line of credit were outstanding.

    Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that supports $315 million of Centennial's $325 million commercial paper program. Under the Centennial commercial paper program, $261.4 million was outstanding at December 31, 2000. The commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by the revolving credit agreement due September 29, 2003. Centennial intends to renew this existing credit agreement on an annual basis.

    Centennial has an uncommitted long-term master shelf agreement on behalf of its subsidiaries that allows for borrowings of up to $200 million. Under the master shelf agreement, $150 million was outstanding at December 31, 2000.

    On October 4, 2000, the company filed an application with the FERC seeking authorization to issue a combination of certain securities, as the company determines to be necessary, not to exceed a total of $750 million. The FERC approved the company's application on November 7, 2000.

    On November 20 and December 26, 2000, and February 2, 2001, the company reported sales that together totaled 1,038,739 shares of the company's Common Stock to Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington), pursuant to purchase agreements by and between the company and Acqua Wellington. The company received total proceeds from these sales of $29.5 million. These proceeds were used for refunding outstanding debt obligations and for other general corporate purposes.

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 2000, the company could have issued approximately $295 million of additional first mortgage bonds.

    The company's coverage of fixed charges including preferred dividends was 4.1 and 4.3 times for 2000 and 1999, respectively. Additionally, the company's first mortgage bond interest coverage was 8.3 times in 2000 compared to 7.1 times in 1999. Common stockholders' equity as a percent of total capitalization was 54 percent at both December 31, 2000 and 1999.

Effects of Inflation

    Inflation did not have a significant effect on the company's operations in 2000, 1999 or 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk --

    The company utilizes derivative financial instruments, including price swap and collar agreements, to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil. The company's policy prohibits the use of derivative instruments for speculating to take advantage of market trends and conditions and the company has procedures in place to monitor compliance with its policies. The company is exposed to credit-related losses in relation to financial instruments in the event of nonperformance by counterparties, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

    The swap and collar agreements call for the company to receive monthly payments from or make payments to counterparties based upon the difference between a fixed and a variable price as specified by the agreements. The variable price is either a quoted natural gas price on the NYMEX, Colorado Interstate Gas Index or other various indexes or an oil price quoted on the NYMEX. The company believes that there is a high degree of correlation because the timing of purchases and production and the swap and collar agreements are closely matched, and hedge prices are established in the areas of operations. For the years ending December 31, 2000, 1999 and 1998, gains or losses on the swap and collar agreements were matched and reported in operating revenues on the Consolidated Statements of Income as a component of the related commodity transaction at the time of settlement with the counterparty.

    The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of the company, as of December 31, 2000. These agreements call for the subsidiaries to receive fixed prices and pay variable prices.

(Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing       $ 4.45        5,461       $(12,311)
    in 2001


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
   maturing in 2001           $28.80         593        $   2,261


     The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of the company, as of December 31, 1999. These agreements call for the subsidiaries to receive fixed prices and pay variable prices.

(Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2000                   $2.33         5,307       $     597


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2000         $19.55          769        $ (1,870)


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


     The fair value of these derivative financial instruments reflects the estimated amounts that the company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current favorable or unfavorable position on open contracts. The favorable or unfavorable position is not recorded on the company's Consolidated Balance Sheets as of December 31, 2000 and 1999. Favorable and unfavorable positions related to commodity hedge agreements are expected to be generally offset by corresponding increases and decreases in the value of the underlying commodity transactions.

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

    The company has energy marketing operations that are exposed to risks, including risks relating to changes in natural gas prices and counterparty performance (credit risk), associated with natural gas forward purchase and sale commitments. These commitments involve the purchase and sale of natural gas and related delivery of such commodity. The energy marketing operations seek to match natural gas purchases and sales on specific contracts so that a margin is obtained on the transportation of such commodity as distinguished from earning a margin on changes in market prices. In addition, the energy marketing contracts are generally entered into on a seasonal basis with contracts of a duration generally not exceeding 12 months. Contracts related to these activities are valued at fair value and changes in fair value are recorded as assets or liabilities on the company's Consolidated Balance Sheets. The net change in fair value representing unrealized gains and losses resulting from changes in market prices on these contracts is reflected in earnings on the company's Consolidated Statements of Income. Net unrealized gains and losses on these contracts were not material in 2000, 1999 or 1998. In general, market risk is the risk of fluctuations in the market price of the commodity being marketed and is influenced primarily by supply and demand. The company monitors and manages its exposure to market risk through a variety of risk management techniques. Such procedures include monitoring commitments and positions, evaluating sensitivity to changes in market prices and market volatility, and reporting to senior management. Credit risk is the risk of loss from nonperformance by counterparties of their contractual obligations. The company maintains credit procedures, which management believes significantly minimize overall credit risk. The company seeks to mitigate credit risk by applying specific eligibility criteria to prospective counterparties and may require letters of credit or similar security to secure payment on such sales contracts. However, despite mitigation efforts, defaults by counterparties may occur. To date, no such defaults have had a material effect on the company's financial position or results of operations.


Interest rate risk --

    The company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the company to market risk related to changes in interest rates. The company manages this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. The company also has outstanding 15,000 shares of 5.10% Series preferred stock subject to mandatory redemption as of December 31, 2000. The company is obligated to make annual sinking fund contributions to retire the preferred stock and pay cumulative preferred dividends at a fixed rate of 5.10%. The table below shows the amount of debt, including current portion, and related weighted average interest rates, by expected maturity dates and the aggregate annual sinking fund amount applicable to preferred stock subject to mandatory redemption and the related dividend rate, as of December 31, 2000. Weighted average variable rates are based on forward rates as of December 31, 2000.

                                                                           Fair
                   2001   2002    2003   2004   2005  Thereafter  Total   Value
                                    (Dollars in millions)

Long-term debt:
  Fixed rate      $19.6  $50.4  $ 21.9  $21.6  $69.9    $303.6   $487.0  $500.8
  Weighted average
    interest rate   7.8%   9.0%    7.4%   6.6%   8.0%      7.6%     7.7%      -

   Variable rate      -      -  $260.8      -      -         -   $260.8  $271.3
   Weighted average
    interest rate     -      -     6.9%     -      -         -      6.9%      -

 Preferred stock
  subject to
  mandatory
  redemption      $  .1  $  .1  $   .1  $  .1  $  .1    $  1.0   $  1.5  $   .9
 Dividend rate      5.1%   5.1%    5.1%   5.1%   5.1%      5.1%     5.1%      -

    For further information on risk management activities and financial instruments, see Note 3 of Notes to Consolidated Financial
Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Pages 29 through 53 of the company's
Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 2 through 6 and 19 through 21 of the company's Proxy Statement dated March 9, 2001 (Proxy
Statement) which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 14 through 19 of the Proxy
Statement, which is incorporated herein by reference with the exception of the compensation committee report on executive compensation and the MDU Resources Group, Inc. comparison of five-year total stockholder return.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to Pages 21 and 22 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules
                                                           Page
    1.  Financial Statements:

        Report of Independent Public Accountants            *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 2000                                 *
        Consolidated Balance Sheets at December 31,
          2000 and 1999                                     *
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the
          period ended December 31, 2000                    *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 2000                                 *
        Notes to Consolidated Financial Statements          *

    2. Financial Statement Schedules (Schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the company's Consolidated Financial
        Statements and Notes thereto.)

------------------------
* The Consolidated Financial Statements listed in the above index which are included in the company's Annual Report to Stockholders for 2000 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the company's Annual Report to Stockholders for 2000 is not to be deemed filed as part of this report.

    3.  Exhibits:
         3(a)  Restated Certificate of Incorporation of
               the company, as amended to date, filed as
               Exhibit 3(a) to Form 10-Q for the quarter
               ended June 30, 1999, in File No. 1-3480      *
         3(b)  By-laws of the company, as amended to date,
               filed as Exhibit 3(b) to Form 10-Q for the
               quarterly period ended September 30, 1998,
               in File No. 1-3480                           *
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth
               through Forty-Ninth Supplements thereto
               between the company and the New York Trust
               Company (The Bank of New York, successor
               Corporate Trustee) and A. C. Downing
               (Douglas J. MacInnes, successor Co-
               Trustee), filed as Exhibit 4(a) in
               Registration No. 33-66682; and Exhibits
               4(e), 4(f) and 4(g) in Registration
               No. 33-53896; and Exhibit 4(c)(i) in
               Registration No. 333-49472                   *
         4(b)  Rights agreement, dated as of November 12,
               1998, between the company and Norwest Bank
               Minnesota, N.A., Rights Agent, filed as
               Exhibit 4.1 to Form 8-A on November 12,
               1998, in File No. 1-3480                     *
      + 10(a)  Executive Incentive Compensation Plan,
               as amended to date, filed as Exhibit 10(a)
               to Form 10-K for the year ended December 31,
               1998, in File No. 1-3480                     *
      + 10(b)  1992 Key Employee Stock Option Plan, as
               amended to date, filed as Exhibit 10(a) to
               Form 10-Q for the quarter ended June 30,
               2000 in File No. 1-3480                      *
      + 10(c)  Supplemental Income Security Plan, as
               amended to date, filed as Exhibit 10(d) to
               Form 10-K for the year ended December 31,
               1996, in File No. 1-3480                     *
      + 10(d)  Directors' Compensation Policy, as amended
               to date, filed as Exhibit 10(b) to Form
               10-Q for the quarter ended June 30, 2000,
               in File No. 1-3480                           *
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended to date, filed as Exhibit 10(c)
               to Form 10-Q for the quarter ended June 30,
               2000, in File No. 1-3480                     *
      + 10(f)  Non-Employee Director Stock Compensation
               Plan, as amended to date, filed as Exhibit
               10(b) to Form 10-Q for the quarter ended
               March 31, 1999, in File No. 1-3480           *
      + 10(g)  1997 Non-Employee Director Long-Term
               Incentive Plan, as amended to date, filed
               as Exhibit 10(d) to Form 10-Q for the quarter
               ended June 30, 2000, in File No. 1-3480      *
      + 10(h)  1997 Executive Long-Term Incentive Plan,
               as amended to date                           **
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                    **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 2000                        **
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23     Consent of Independent Public Accountants    **

------------------------
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

   Form 8-K was filed on November 20, 2000.  Under Item 5 --
Other Events, the company reported the sale of 246,532 shares of company Common Stock to Acqua Wellington North American Equities
Fund, Ltd.

   Form 8-K was filed on December 27, 2000.  Under Item 5 --
Other Events, the company reported the sale of 263,420 shares of company Common Stock to Acqua Wellington North American Equities
Fund, Ltd.

   Form 8-K was filed on January 26, 2001.  Under Item 5 --
Other Events, the company reported the press release issued
January 25, 2001 regarding earnings for the year ended December
31, 2000.

   Form 8-K was filed on February 2, 2001.  Under Item 5 --
Other Events, the company reported the sale of 528,787 shares of company Common Stock to Acqua Wellington North American Equities
Fund, Ltd.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MDU RESOURCES GROUP, INC.

    Date:  March 2, 2001           By:    /s/ Martin A. White
                                      Martin A. White (Chairman of
                                      the Board, President and Chief
                                            Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

            Signature                             Title              Date

    /s/ Martin A. White                      Chief Executive     March 2, 2001
 Martin A. White (Chairman of the Board            Officer
 President and Chief Executive Officer)         and Director

    /s/ Douglas C. Kane                            Chief         March 2, 2001
Douglas C. Kane (Executive Vice President,    Administrative &
Chief Administrative & Corporate                 Corporate
       Development Officer)                 Development Officer
                                                and Director

    /s/ Warren L. Robinson                    Chief Financial    March 2, 2001
Warren L. Robinson (Executive Vice President,      Officer
Treasurer and Chief Financial Officer)

    /s/ Vernon A. Raile                      Chief Accounting    March 2, 2001
 Vernon A. Raile (Vice President,                  Officer
Controller and Chief Accounting Officer)


    /s/ Thomas Everist                            Director       March 2, 2001
        Thomas Everist


    /s/ Dennis W. Johnson                         Director       March 2, 2001
        Dennis W. Johnson


    /s/ Richard L. Muus                           Director       March 2, 2001
        Richard L. Muus


    /s/ Robert L. Nance                           Director       March 2, 2001
        Robert L. Nance


    /s/ John L. Olson                             Director       March 2, 2001
        John L. Olson


    /s/ Harry J. Pearce                           Director       March 2, 2001
        Harry J. Pearce


    /s/ Homer A. Scott, Jr.                       Director       March 2, 2001
        Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                         Director       March 2, 2001
        Joseph T. Simmons


    /s/ Sister Thomas Welder                      Director       March 2, 2001
        Sister Thomas Welder