Form 10-Q
period 2001-06-30
MDU RESOURCES GROUP INC
filed 2001-08-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2001:
68,038,592 shares.


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

    The company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI
Holdings), Knife River Corporation (Knife River), Utility
Services, Inc. (Utility Services) and Centennial Holdings Capital
Corp. (Centennial Capital).

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

    Centennial Capital invests in new growth and synergistic opportunities which are not directly being pursued by the existing business units but which are consistent with the company's philosophy and growth strategy.


                             INDEX



Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 2001 and 2000

  Consolidated Balance Sheets --
    June 30, 2001 and 2000, and December 31, 2000

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 2001 and 2000

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

Exhibits


                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                            Three Months        Six Months
                                               Ended               Ended
                                              June 30,           June 30,
                                           2001      2000     2001      2000
                                       (In thousands, except per share amounts)

Operating revenues                       $546,418  $362,979 $1,187,665 $734,968

Operating expenses:
 Fuel and purchased power                  14,633    11,805     27,721   26,204
 Purchased natural gas sold               139,783    95,004    465,554  266,774
 Operation and maintenance                277,758   183,175    472,883  309,093
 Depreciation, depletion and amortization  34,476    24,306     66,531   46,445
 Taxes, other than income                   9,421     7,610     21,108   15,943
                                          476,071   321,900  1,053,797  664,459
Operating income                           70,347    41,079    133,868   70,509
Other income -- net                        12,202     4,307     14,561    6,676
Interest expense                           10,998    10,924     22,712   21,205
Income before income taxes                 71,551    34,462    125,717   55,980
Income taxes                               28,134    13,336     49,614   21,490
Net income                                 43,417    21,126     76,103   34,490
Dividends on preferred stocks                 191       191        381      383
Earnings on common stock                 $ 43,226  $ 20,935 $   75,722 $ 34,107
Earnings per common share -- basic       $    .64  $    .35 $     1.14 $    .58
Earnings per common share -- diluted     $    .63  $    .35 $     1.13 $    .58
Dividends per common share               $    .22  $    .21 $      .44 $    .42
Weighted average common shares
 outstanding -- basic                      67,264    59,987     66,339   58,519
Weighted average common shares
 outstanding -- diluted                    68,376    60,212     67,173   58,688


The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                       June 30,     June 30,  December 31,
                                         2001         2000        2000
                                                 (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents            $   30,799    $  39,120   $   36,512
 Receivables                             316,640      208,561      342,354
 Inventories                              81,096       64,448       64,017
 Deferred income taxes                    12,924       11,252        8,048
 Prepayments and other current assets     33,880       37,719       29,355
                                         475,339      361,100      480,286
Investments                               37,402       43,274       41,380
Property, plant and equipment          2,623,613    2,294,389    2,496,123
 Less accumulated depreciation,
   depletion and amortization            889,260      829,941      895,109
                                       1,734,353    1,464,448    1,601,014
Deferred charges and other assets        231,564      136,939      190,279
                                      $2,478,658   $2,005,761   $2,312,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                $      ---   $      ---   $    8,000
 Long-term debt and preferred
  stock due within one year                9,531        3,856       19,695
 Accounts payable                        155,857      111,063      171,929
 Taxes payable                             6,944        3,571       10,437
 Dividends payable                        15,157       13,033       14,423
 Other accrued liabilities,
  including reserved revenues             77,889       76,265       59,989
                                         265,378      207,788      284,473
Long-term debt                           748,646      695,030      728,166
Deferred credits and other liabilities:
 Deferred income taxes                   317,611      220,693      281,000
 Other liabilities                       114,589      114,147      121,860
                                         432,200      334,840      402,860
Preferred stock subject to mandatory
 redemption                                1,400        1,500        1,400
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                         15,000       15,000       15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 68,273,213
    at June 30, 2001, 61,519,748 at
    June 30, 2000 and 65,267,567 at
    December 31, 2000)                    68,273       61,520       65,268
  Other paid-in capital                  601,527      440,856      518,771
  Retained earnings                      346,845      252,853      300,647
  Accumulated other comprehensive
    income                                 3,015          ---          ---
  Treasury stock at cost - 239,521
    shares                                (3,626)      (3,626)      (3,626)
    Total common stockholders' equity  1,016,034      751,603      881,060
  Total stockholders' equity           1,031,034      766,603      896,060
                                      $2,478,658   $2,005,761   $2,312,959


The accompanying notes are an integral part of these consolidated statements.



                       MDU RESOURCES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                             Six Months Ended
                                                                June 30,
                                                             2001       2000
                                                             (In thousands)

Operating activities:
Net income                                                $ 76,103   $ 34,490
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation, depletion and amortization                   66,531     46,445
 Deferred income taxes and investment tax credit             5,185     10,245
 Changes in current assets and liabilities, net of
   acquisitions:
   Receivables                                              55,132    (25,989)
   Inventories                                             (14,446)     4,078
   Other current assets                                        513    (12,602)
   Accounts payable                                        (31,124)    21,537
   Other current liabilities                                 9,734      4,071
 Other noncurrent changes                                   (7,154)    (1,437)

Net cash provided by operating activities                  160,474     80,838

Investing activities:
Capital expenditures including acquisitions of businesses (183,011)  (208,853)
Net proceeds from sale or disposition of property           33,728      2,341
Net capital expenditures                                  (149,283)  (206,512)
Investments                                                  3,556         64
Additions to notes receivable                                  ---     (5,000)
Proceeds from notes receivable                               4,000      4,000

Net cash used in investing activities                     (141,727)  (207,448)

Financing activities:
Net change in short-term borrowings                         (8,000)   (15,242)
Issuance of long-term debt                                  62,109    147,476
Repayment of long-term debt                                (75,673)   (18,802)
Issuance of common stock                                    27,009        ---
Dividends paid                                             (29,905)   (25,206)

Net cash provided by (used in) financing activities        (24,460)    88,226

Decrease in cash and cash equivalents                       (5,713)   (38,384)
Cash and cash equivalents -- beginning of year              36,512     77,504

Cash and cash equivalents -- end of period                $ 30,799   $ 39,120


The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       June 30, 2001 and 2000
                             (Unaudited)

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

 3.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                               Six Months Ended
                                                    June 30,
                                                2001       2000
                                                (In thousands)

     Interest, net of amount capitalized       $ 20,399  $ 17,362
     Income taxes                              $ 45,754  $ 13,844

4.  New accounting pronouncements

         In June 2001, the Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The company will account for any future business combinations in accordance with SFAS No. 141.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS
     No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The company will adopt SFAS No. 142 on January 1, 2002. The company has not yet quantified the effects of adopting SFAS No. 142 on its financial position or results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

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

         SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivative instruments be reported in net income or other comprehensive income (loss), as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." On January 1, 2001, the company reported a net-of-tax cumulative-effect adjustment of $6.1 million in accumulated other comprehensive loss to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments, which the company expects to reflect in earnings, subject to changes in natural gas and oil market prices, over the twelve months ending December 31, 2001. The transition to SFAS No. 133 did not have an effect on the company's net income at adoption.

5.  Derivative instruments

         As of June 30, 2001, the company held derivative instruments designated as cash flow hedging instruments and other derivative instruments in relation to its energy marketing operations which have not been designated as hedges. All derivative instruments are recognized on the Consolidated Balance Sheets at fair value.

     Hedging activities

         The cash flow hedging instruments in place at June 30, 2001, are comprised of natural gas and oil price swap agreements and an interest rate swap agreement. The objective for holding the natural gas and oil price swap agreements is to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the company's forecasted sales of natural gas and oil production. The objective for holding the interest rate swap agreement is to manage a portion of the company's interest rate risk on the forecasted issuances of fixed-rate debt under the company's commercial paper program. The company designated each of the natural gas and oil price swap agreements as a hedge of the forecasted sale of natural gas and oil production and designated the interest rate swap agreement as a hedge of the risk of changes in interest rates on the company's forecasted issuances of fixed-rate debt under the company's commercial paper program.

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

         For the three months and six months ended June 30, 2001, the company recognized the ineffectiveness of all cash-flow hedges, which is included in operating revenues and interest expense on the Consolidated Statements of Income for the natural gas and oil price swap agreements and the interest rate swap agreement, respectively. For the three months and six months ended June 30, 2001, the amount of ineffectiveness recognized was immaterial. For the three months and six months ended June 30, 2001, the company did not exclude any components of the derivative instruments' loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

         Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2001, the maximum length of time over which the company is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months and the company estimates that net gains of $2.8 million will be reclassified from accumulated other comprehensive income into earnings, subject to changes in natural gas and oil market prices and interest rates, within the twelve months between July 1, 2001 and June 30, 2002 as the hedged transactions affect earnings.

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

     Energy marketing

         In its energy marketing operations, the company enters into other derivative instruments that have not been designated as hedges. These derivative instruments are natural gas forward purchase and sale commitments. These commitments involve the purchase and sale of natural gas and related delivery of such commodity. The energy marketing operations seek to match natural gas purchases and sales on specific derivative instruments so that a margin is obtained on the transportation of such commodity as distinguished from earning a margin on changes in market prices. In addition, the energy marketing derivative instruments are generally entered into on a seasonal basis with a duration generally not exceeding 12 months. The net change in fair value representing unrealized gains and losses resulting from changes in market prices on these derivative instruments is reflected as operating revenues or purchased natural gas sold on the company's Consolidated Statements of Income. Net unrealized gains and losses on these derivative instruments were not material for the three months and six months ended June 30, 2001 and 2000.

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

6.  Comprehensive income

         Upon the adoption of SFAS No. 133 on January 1, 2001, the company recorded a cumulative-effect adjustment in accumulated other comprehensive loss to recognize all derivative instruments designated as hedges at fair value. As of June 30, 2001, the company has recorded unrealized gains and losses on natural gas and oil price swap and interest rate swap agreements in accordance with SFAS No. 133. These amounts are reflected in the following table. For additional information on the adoption of SFAS No. 133, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

         The company's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows:

                                                  Three Months Ended
                                                      June 30,
                                                    2001      2000
                                                   (In thousands)

  Net income                                      $ 43,417  $ 21,126
   Other comprehensive income -
     Net unrealized gain on derivative
     instruments qualifying as hedges:
       Net unrealized gain on derivative
        instruments arising during the
        period, net of tax of $2,413                 3,755       ---
       Reclassification adjustment for
        losses on derivative instruments
        included in net income, net of
        tax of $172                                    263       ---
     Net unrealized gain on derivative
       instruments qualifying as hedges              4,018       ---
  Comprehensive income                            $ 47,435  $ 21,126


                                                   Six Months Ended
                                                      June 30,
                                                    2001      2000
                                                   (In thousands)

  Net income                                      $ 76,103  $ 34,490
   Other comprehensive income -
     Net unrealized gain (loss) on derivative
     instruments qualifying as hedges:
       Unrealized loss on derivative
        instruments at January 1, 2001,
        due to cumulative effect of a
        change in accounting principle,
        net of tax of $3,970                       (6,080)       ---
       Net unrealized gain on derivative
        instruments arising during the
        period, net of tax of $3,428                 5,309       ---
       Reclassification adjustment for
        losses on derivative instruments
        included in net income, net of
        tax of $2,472                                3,786       ---
     Net unrealized gain on derivative
       instruments qualifying as hedges              3,015       ---
  Comprehensive income                            $ 79,118  $ 34,490

 7.  Business segment data

         The company's reportable segments are those that are based on the company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation.

         The company's operations are conducted through six business segments. Substantially all of the company's operations are located within the United States. The electric segment generates, transmits and distributes electricity and the natural gas distribution business distributes natural gas. These operations also supply related value-added products and services in the Northern Great Plains. The utility services segment consists of a diversified infrastructure construction company specializing in electric, natural gas and telecommunication utility construction as well as interior industrial electrical, exterior lighting and traffic signalization. Utility services has engineering, design and build capability and provides related specialty equipment sales and rental services throughout most of the United States. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems and provides energy-related marketing and management services in the Rocky Mountain, Midwest, Southern and Central regions of the United States and invests in new growth and synergistic opportunities. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines and markets aggregates and related value-added construction materials products and services in Alaska, California, Hawaii, Minnesota, Montana, Oregon, Washington and Wyoming.

         On May 11, 2001, the company announced that the sale of its coal operations to Westmoreland Coal Company for $28.8 million in cash, excluding final settlement cost adjustments, has been finalized. The sale of the coal operations was effective
     April 30, 2001. Included in the sale were active coal mines in North Dakota and Montana, coal sales agreements, reserves and mining equipment and certain development rights at the former Gascoyne Mine site in North Dakota. The company retains ownership of coal reserves and leases at its former Gascoyne Mine site. The company recorded a gain of $11.0 million
     ($6.6 million after tax) included in other income - net on the company's Consolidated Statements of Income from the sale in the second quarter of 2001.

         Segment information follows the same accounting policies as described in Note 1 of the company's 2000 Annual Report. Segment information included in the accompanying Consolidated Statements of Income is as follows:
                                              Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2001

     Electric                  $  38,036     $      ---    $  2,152
     Natural gas distribution     41,246            ---      (1,547)
     Utility services             77,183            ---       3,873
     Pipeline and energy
       services                  147,111          7,432       3,383
     Natural gas and oil
       production                 40,517         14,884      17,888
     Construction materials
       and mining                201,153          1,172*     17,477
     Intersegment eliminations       ---        (22,316)        ---
     Total                     $ 545,246     $    1,172*   $ 43,226

     Three Months
     Ended June 30, 2000

     Electric                  $  36,401     $      ---    $  3,035
     Natural gas distribution     29,038            ---        (669)
     Utility services             24,352            ---       1,074
     Pipeline and energy
       services                   97,574          9,616         919
     Natural gas and oil
       production                 21,805          7,555       7,089
     Construction materials
       and mining                150,984          2,825*      9,487
     Intersegment eliminations       ---        (17,171)        ---
     Total                     $ 360,154     $    2,825*   $ 20,935

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

                                              Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Six Months
     Ended June 30, 2001

     Electric                 $   80,989     $      ---    $  6,959
     Natural gas distribution    182,100            ---       1,127
     Utility services            144,502              4       5,917
     Pipeline and energy
      services                   395,387         28,806       5,761
     Natural gas and oil
       production                 89,732         37,301      45,920
     Construction materials
       and mining                289,939          5,016*     10,038
     Intersegment eliminations       ---        (66,111)        ---
     Total                    $1,182,649     $    5,016*   $ 75,722

     Six Months
     Ended June 30, 2000

     Electric                 $   76,721     $      ---    $  6,259
     Natural gas distribution     91,455            ---       1,910
     Utility services             47,188            ---       1,527
     Pipeline and energy
       services                  245,312         30,113       3,648
     Natural gas and oil
       production                 44,848         11,745      13,498
     Construction materials
       and mining                223,034          6,410*      7,265
     Intersegment eliminations       ---        (41,858)        ---
     Total                    $  728,558     $    6,410*   $ 34,107

     * In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

     The company acquired a construction materials and mining business in Minnesota and a utility services business based in Missouri during the first six months of 2001, neither of which was individually material. The total purchase consideration, consisting of the company's common stock and cash, for these businesses was $95.6 million.

8.   Regulatory matters and revenues subject to refund

         In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission
     (FERC). Williston Basin began collecting such rates effective June 1, 2000, subject to refund. On May 9, 2001, the Administrative Law Judge issued an Initial Decision on Williston Basin's natural gas rate change application, which matter is currently pending before and subject to revision by the FERC.

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

         In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In March 1997, the U.S. District Court dismissed the suit without prejudice and the dismissal was affirmed by the United States Court of Appeals for the D.C. Circuit in October 1998. In June 1997, Grynberg filed a similar Federal False Claims Act suit against Williston Basin and Montana-Dakota and filed over 70 other separate similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming (Federal District Court). Oral argument on motions to dismiss was held before the Federal District Court in March 2000. On May 18, 2001, the Federal District Court denied Williston Basin's and Montana-Dakota's motion to dismiss. The matter is currently pending.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services, energy marketing and management services and Centennial Capital. Natural gas and oil production includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings, while construction materials and mining includes the results of Knife River's operations.

     Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Overview

     The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the company's business segments.

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000
Electric                          $  2.1  $  3.0  $  7.0  $  6.3
Natural gas distribution            (1.5)    (.7)    1.1     1.9
Utility services                     3.9     1.1     5.9     1.5
Pipeline and energy services         3.3      .9     5.8     3.6
Natural gas and oil production      17.9     7.1    45.9    13.5
Construction materials and mining   17.5     9.5    10.0     7.3
Earnings on common stock          $ 43.2  $ 20.9  $ 75.7  $ 34.1

Earnings per common
  share - basic                   $  .64  $  .35  $ 1.14  $ .58

Earnings per common
  share - diluted                 $  .63  $  .35  $ 1.13  $ .58

Return on average common equity
  for the 12 months ended                          16.9%   13.0%
________________________________


Three Months Ended June 30, 2001 and 2000

     Consolidated earnings for the quarter ended June 30, 2001, increased $22.3 million from the comparable period a year ago due to higher earnings at the natural gas and oil production, construction materials and mining, utility services and pipeline and energy services businesses, partially offset by lower earnings at the other business segments.

Six Months Ended June 30, 2001 and 2000

     Consolidated earnings for the six months ended June 30, 2001, increased $41.6 million from the comparable period a year ago due to higher earnings at the natural gas and oil production, utility services, construction materials and mining, pipeline and energy services and electric businesses, partially offset by lower earnings at the natural gas distribution business segment.
                ________________________________





Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000
Operating revenues:
  Retail sales                    $ 31.1  $ 30.5  $ 65.6  $ 64.5
  Sales for resale and other         6.9     5.9    15.4    12.2
                                    38.0    36.4    81.0    76.7
Operating expenses:
  Fuel and purchased power          14.6    11.8    27.7    26.2
  Operation and maintenance         10.9    10.6    23.5    21.8
  Depreciation, depletion and
    amortization                     4.9     4.8     9.7     9.5
  Taxes, other than income           1.8     1.9     3.8     4.0
                                    32.2    29.1    64.7    61.5

Operating income                  $  5.8  $  7.3  $ 16.3  $ 15.2

Retail sales (million kWh)         493.4   483.9 1,043.1 1,030.4
Sales for resale (million kWh)     180.4   201.4   448.0   458.2
Average cost of fuel and
  purchased power per kWh         $ .020  $ .016  $ .018  $ .017

Natural Gas Distribution
                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000
Operating revenues:
  Sales                           $ 40.4  $ 28.2  $180.1  $ 89.6
  Transportation and other            .9      .8     2.0     1.9
                                    41.3    29.0   182.1    91.5
Operating expenses:
  Purchased natural gas sold        31.0    19.6   151.9    65.3
  Operation and maintenance          8.8     7.2    19.5    15.9
  Depreciation, depletion and
    amortization                     2.4     1.9     4.7     3.8
  Taxes, other than income           1.2     1.1     2.6     2.4
                                    43.4    29.8   178.7    87.4

Operating income (loss)           $ (2.1) $  (.8) $  3.4  $  4.1

Volumes (MMdk):
  Sales                              5.4     4.7    21.6    18.0
  Transportation                     2.7     2.5     6.9     5.9
Total throughput                     8.1     7.2    28.5    23.9

Degree days (% of normal)            99%    106%     98%     91%
Average cost of natural gas,
  including transportation
  thereon, per dk                 $ 5.78  $ 4.13  $ 7.04  $ 3.63

Utility Services

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000

Operating revenues                $ 77.2  $ 24.4  $144.5  $ 47.2

Operating expenses:
 Operation and maintenance          66.7    20.6   125.7    40.5
 Depreciation, depletion
   and amortization                  1.7      .9     3.7     1.9
 Taxes, other than income            1.8      .8     3.6     1.6
                                    70.2    22.3   133.0    44.0

Operating income                  $  7.0  $  2.1  $ 11.5  $  3.2



Pipeline and Energy Services

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000
Operating revenues:
 Pipeline                         $ 21.2  $ 14.4  $ 42.3  $ 29.4
 Energy services                   133.3    92.8   381.9   246.0
                                   154.5   107.2   424.2   275.4

Operating expenses:
 Purchased natural gas sold        129.1    91.3   376.2   240.3
 Operation and maintenance          11.9     8.7    23.6    17.6
 Depreciation, depletion
   and amortization                  3.4     2.4     6.7     4.6
 Taxes, other than income            1.5     1.0     3.0     2.4
                                   145.9   103.4   409.5   264.9

Operating income                  $  8.6  $  3.8  $ 14.7  $ 10.5

Transportation volumes (MMdk):
 Montana-Dakota                      9.0     6.9    17.5    15.7
 Other                              17.2    15.6    27.6    26.8
                                    26.2    22.5    45.1    42.5

Gathering volumes (MMdk)            14.2     7.8    28.8    14.8


Natural Gas and Oil Production

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000
Operating revenues:
 Natural gas                      $ 41.2  $ 15.6  $ 95.6  $ 29.6
 Oil                                12.9    10.6    26.4    21.0
 Other                               1.3     3.2     5.0     6.0
                                    55.4    29.4   127.0    56.6
Operating expenses:
 Purchased natural gas sold          1.1     1.1     1.8     2.5
 Operation and maintenance          11.7     7.9    22.7    14.8
 Depreciation, depletion
   and amortization                 10.6     5.7    20.1    11.2
 Taxes, other than income            2.6     2.0     6.4     4.0
                                    26.0    16.7    51.0    32.5

Operating income                  $ 29.4  $ 12.7  $ 76.0  $ 24.1

Production:
 Natural gas (MMcf)               10,031   6,371  19,720  12,837
 Oil (000's of barrels)              488     471     982     942

Average realized prices:
 Natural gas (per Mcf)            $ 4.10  $ 2.45  $ 4.85  $ 2.31
 Oil (per barrel)                 $26.52  $22.51  $26.93  $22.24


Construction Materials and Mining

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2001    2000    2001    2000
Operating revenues:
  Construction materials          $199.4  $146.1  $282.7  $214.4
  Coal                               2.9     7.7    12.3    15.0
                                   202.3   153.8   295.0   229.4
Operating expenses:
  Operation and maintenance        168.7   128.4   259.7   199.0
  Depreciation, depletion
    and amortization                11.5     8.6    21.6    15.4
  Taxes, other than income            .5      .8     1.7     1.6
                                   180.7   137.8   283.0   216.0

Operating income                  $ 21.6  $ 16.0  $ 12.0  $ 13.4

Sales (000's):
  Aggregates (tons)                6,239   4,683   8,928   6,810
  Asphalt (tons)                   1,298     863   1,422     956
  Ready-mixed concrete
    (cubic yards)                    721     419   1,112     707
  Coal (tons)                        268     694   1,171   1,372

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $22.3 million, $21.4 million and $.9 million for the three months ended June 30, 2001; $17.2 million, $17.0 million and $.2 million for the three months ended June 30, 2000; $66.1 million, $64.3 million and $1.8 million for the six months ended June 30, 2001; and $41.8 million, $41.3 million and $.5 million for the six months ended June 30, 2000, respectively.

Three Months Ended June 30, 2001 and 2000

Electric

     Electric earnings decreased due to higher fuel and purchased power costs, largely due to an extended maintenance outage at an electric power supplier's generating station, and lower sales for resale volumes. Due to the maintenance conducted at this station during the quarter, plant availability was diminished with resulting higher purchased power costs. Higher average sales for resale prices partially offset the earnings decrease.

Natural Gas Distribution

     Normal seasonal losses at the natural gas distribution business increased, largely as a result of a normal seasonal loss at a natural gas utility business acquired in July 2000. Higher operation and maintenance expense, primarily increased bad debt expense, offset, in part, by decreased employee benefit costs, also added to the earnings decline. The pass-through of higher natural gas prices added to the increase in sales revenue and purchased natural gas sold.

Utility Services

     Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, as well as increased workloads at existing operations.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased due to higher transportation volumes at the pipeline combined with higher average rates, higher natural gas sales margins at energy services, increased pipeline and cable magnetization and locating services revenues and earnings from a pipeline acquisition in June 2000. Partially offsetting these results was a write-off of an investment in a software development company of $699,000 (after tax), higher operation and maintenance expense, primarily higher compressor-related expenses, and increased depreciation, depletion and amortization expense as a result of higher property, plant and equipment balances. Higher natural gas prices added to the increase in energy services revenue and the related increase in purchased natural gas sold.

Natural Gas and Oil Production

     Natural gas and oil production earnings increased largely due to an increase in natural gas and oil production of 57 percent and 4 percent since last year, respectively, combined with higher realized natural gas and oil prices which were 67 percent and 18 percent higher than last year, respectively. The higher production was the result of the ongoing development of existing properties. Also adding to the earnings increase was lower interest expense, a result of lower debt balances combined with lower average interest rates. Partially offsetting the earnings improvement were increased depreciation, depletion and amortization expense due to higher production volumes and higher rates, increased operation and maintenance expense, mainly higher lease operating expenses and higher general and administrative costs, and lower sales volumes of inventoried natural gas. Hedging activities for natural gas for the second quarter of 2001 and 2000 resulted in realized prices that were unchanged and 87 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the second quarter of 2001 and 2000 resulted in realized prices that were 102 and 84 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

     Earnings for the construction materials and mining business increased due to a gain from the sale of the coal operations of $11.0 million ($6.6 million after tax), included in other income - net, as previously discussed in Note 7 of Notes to Consolidated Financial Statements, partially offset by lower coal sales volumes due primarily to one month of operations in 2001 compared to three months in 2000. Earnings from existing operations at the construction materials business and from businesses acquired since the comparable period last year also added to the earnings improvement. Partially offsetting the earnings increase was the absence of last year's gain of $1.2 million after tax on the sale of nonstrategic property and increased interest expense, the result of higher acquisition-related borrowings.

Six Months Ended June 30, 2001 and 2000

Electric

     Electric earnings increased due to higher average realized sales for resale prices, insurance recovery proceeds related to a 2000 outage at an electric generating station, and increased retail sales volumes, primarily to residential, commercial and large industrial customers. Increased fuel and purchased power costs, as previously described, higher operation and maintenance expense, primarily payroll and subcontractor costs, and decreased sales for resale volumes, partially offset the earnings increase.

Natural Gas Distribution

     Earnings at the natural gas distribution business decreased as a result of higher operation and maintenance expenses, primarily increased bad debt expense and increased payroll costs. Decreased return on natural gas storage, demand and prepaid commodity balances, decreased service and repair margins, and lower average realized rates, also added to the earnings decline. Partially offsetting the decline were increased sales due to weather that was 8 percent colder than last year and earnings from a natural gas utility business acquired in July 2000. The pass-through of higher natural gas prices added to the increase in sales revenue and purchased natural gas sold.

Utility Services

     Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, as well as increased workloads at existing operations.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased due to higher transportation volumes at the pipeline combined with higher average rates, higher natural gas sales margins at energy services, increased pipeline and cable magnetization and locating services revenues and earnings from a pipeline acquisition in June 2000. Partially offsetting the earnings increase were higher operation and maintenance expense, primarily higher compressor-related expenses, increased professional services and higher employee-benefit costs. The previously mentioned write-off of an investment, and increased depreciation, depletion and amortization expense as a result of higher property, plant and equipment balances also partially offset the earnings improvement. The increase in energy services revenue and the related increase in purchased natural gas sold resulted from higher natural gas prices.

Natural Gas and Oil Production

     Natural gas and oil production earnings increased largely due to increased realized natural gas and oil prices which were 110 percent and 21 percent higher than last year, respectively, combined with higher natural gas and oil production of 54 percent and 4 percent since last year, respectively. The higher production was the result of a natural gas property acquisition in April 2000 and the ongoing development of existing properties. Also adding to the earnings increase was lower interest expense, a result of lower debt balances combined with lower average rates. Partially offsetting the earnings improvement were increased depreciation, depletion and amortization expense, due to higher production volumes and higher rates, and increased operation and maintenance expense, mainly higher lease operating expenses and higher general and administrative costs. Hedging activities for natural gas for the six months ended June 30, 2001 and 2000 resulted in realized prices that were 96 and 93 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the six months ended June 30, 2001 and 2000 resulted in realized prices that were 102 and 84 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

     Earnings for the construction materials and mining business increased due to the previously mentioned gain from the sale of the coal operations, partially offset by lower coal sales volumes due primarily to four months of operations in 2001 compared to six months in 2000. Earnings from existing operations at the construction materials business also added to the earnings improvement. Partially offsetting the earnings increase was the absence of the previously mentioned gain on the sale of nonstrategic property last year, increased interest expense, the result of higher acquisition-related borrowings, and normal seasonal losses realized in the first quarter of 2001 by businesses acquired since the comparable period last year.

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

MDU Resources Group, Inc.

* Over the past five years, the company has experienced a compound annual earnings per share growth rate of approximately 14 percent. Currently, the company anticipates that its earnings per share growth rate for this year will be in excess of 25 percent, excluding the gain on the sale of the company's coal operations and the write-off of an investment.

* Earnings per share, diluted, for 2001 are projected in the $2.30 to $2.50 range, excluding the gain on the sale of the company's coal operations and the write-off of an investment.

* The company expects the percentage of 2001 earnings per share for the remaining quarters to be in the following approximate ranges:

  -    Third Quarter:  30 percent to 35 percent
  -    Fourth Quarter: 20 percent to 25 percent

* The company expects to issue and sell equity from time to time to keep its debt at the nonregulated businesses at no more than 40 percent of total capitalization.

* Goodwill amortization expense is expected to be approximately
  $4.5 million in 2001.

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

* Currently, the company is working with the state of North
  Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota.

Natural gas distribution

* Annual natural gas throughput for 2001 is expected to be approximately 54 million decatherms, with about 38 million decatherms from sales and 16 million decatherms from transportation.

* The number of natural gas retail customers at existing operations is expected to grow by approximately 1.5 percent to 2 percent on an annual basis over the next three to five years.

Utility services

* Revenues for this segment are expected to exceed $300 million in 2001.

* This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 20 percent to 25 percent over the next five years.

Pipeline and energy services

* Two pipeline projects completed in 2000, are providing the pipeline company the ability to move approximately 40 percent more coalbed natural gas through its system than has historically been transported, as well as enabling additional deliveries to interconnecting pipeline systems, including the company's own transmission system.

* In 2001, natural gas throughput for this segment is expected to increase by approximately 10 percent to 20 percent.

Natural gas and oil production

* The 2001 drilling program is projected to include over 500 wells, 90 percent of which are expected to be drilled on operated properties and the emphasis will continue to be on natural gas. During the six-month period ended June 30, 2001, 295 wells have been drilled. The 2001 drilling program is expected to be the single largest drilling program in the company's history.

* Combined natural gas and oil production at this segment is expected to be approximately 30 percent higher in 2001 than in 2000.

* The company's estimates for natural gas prices in the Rocky
  Mountain region for August through December 2001 are in the range of $2 to $3 per Mcf. The company's estimates for natural gas prices on the NYMEX for August through December 2001 are in the range of $3 to $4 per Mcf.

* The company's estimates for NYMEX crude oil prices are in the range of $23 to $27 per barrel for August through December 2001.

* This segment has entered into hedging arrangements for a portion of its 2001 production. The company has entered into swap agreements and fixed price forward sales representing approximately 30 percent to 35 percent of 2001 estimated annual natural gas production. Natural gas swap prices range from $4.57 to $5.39 per Mcf based on NYMEX and $4.04 to $4.44 per Mcf for Rocky Mountain gas sales. In addition, approximately 30 percent to 35 percent of 2001 estimated annual oil production is hedged at NYMEX prices ranging from $27.51 to $29.22 per barrel.

* This segment has hedged a portion of its 2002 production. The company has entered into an oil swap agreement at an average NYMEX price of $25.25 per barrel, representing approximately 5 percent to 10 percent of the company's 2002 estimated annual oil production. The company has also entered into a swap agreement and fixed price forward sales representing approximately 10 percent to 15 percent of 2002 estimated annual natural gas production. The natural gas swap is at an average NYMEX price of $4.34 per Mcf.

Construction materials and mining

* Aggregate, asphalt and ready-mixed concrete volumes are expected to increase by approximately 40 percent to 50 percent, 80 percent to 90 percent and 45 percent to 55 percent, respectively, in 2001.

* This segment expects to achieve compound annual revenue and earnings growth rates of approximately 10 percent to 20 percent over the next five years.

* As of mid-July, the construction materials and mining unit had approximately $260 million in backlog.

* This segment estimates it currently has approximately one billion tons of strategically located economically recoverable aggregate reserves.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). For more information on SFAS No. 141, SFAS No. 142 and SFAS No. 143, see Note 4 of Notes to Consolidated Financial Statements.

Liquidity and Capital Commitments

     Net capital expenditures for the year 2001 are estimated at $499.3 million, including those for acquisitions to date, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline and gathering expansion projects, the building of construction materials handling and transportation facilities, the further enhancement of natural gas and oil production and reserve growth, and for potential future acquisitions and other growth opportunities. The company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2001 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, none of which is outstanding at June 30, 2001, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities.

     The estimated 2001 capital expenditures referred to above include three completed 2001 acquisitions including a construction materials and mining company based in Hawaii that was acquired in July 2001, a construction materials and mining company based in Minnesota that was acquired in April 2001 and a utility services company based in Missouri that was acquired in January 2001. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the company's financial position or results of operations.

     Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks on behalf of its subsidiaries that supports $315 million of Centennial's $325 million commercial paper program. Under the commercial paper program, $251.9 million was outstanding at June 30, 2001. The commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by the revolving credit agreement. Centennial intends to renew this existing credit agreement on an annual basis.

     Centennial has an uncommitted long-term master shelf agreement on behalf of its subsidiaries that allows for borrowings of up to $200 million. Under the master shelf agreement, $150 million was outstanding at June 30, 2001.

     The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 2001, the company could have issued approximately $301 million of additional first mortgage bonds.

     The company's coverage of fixed charges including preferred dividends was 5.0 times and 4.1 times for the twelve months ended June 30, 2001, and December 31, 2000, respectively. Additionally, the company's first mortgage bond interest coverage was 9.1 times and 8.3 times for the twelve months ended June 30, 2001, and December 31, 2000, respectively. Common stockholders' equity as a percent of total capitalization was 57 percent and 54 percent at June 30, 2001, and December 31, 2000, respectively.

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

     On May 18, 2001, the Federal District Court denied Williston
Basin's and Montana-Dakota's motion to dismiss in the Grynberg legal proceeding.

     For more information on these legal actions, see Note 9 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between April 1, 2001 and June 30, 2001, the company issued 1,651,486 shares of Common Stock, $1.00 par value, as part of the consideration for all of the issued and outstanding capital stock with respect to a business acquired during this period and as a final adjustment with respect to an acquisition in a prior period. The Common Stock issued by the company in these transactions was issued in private sales exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the company, are accredited investors and have acknowledged that they would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

b)   Reports on Form 8-K

     Form 8-K was filed on July 26, 2001.  Under Item 5 -- Other
     Events, the company reported the press release issued July 25, 2001, regarding earnings for the quarter ended June 30, 2001.


                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  August 13, 2001          BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



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