Form 10-Q
period 2001-09-30
MDU RESOURCES GROUP INC
filed 2001-10-26
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 19, 2001: 69,147,245 shares.
                            INTRODUCTION


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

    WBI Holdings is comprised of the pipeline and energy services and the natural gas and oil production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems in the Rocky Mountain, Midwest, Southern and Central regions of the United States and provides energy-related marketing and management services. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico.

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

    The company, through its wholly owned subsidiary, MDU Resources International, Inc., invests in projects outside the United States which are consistent with the company's philosophy, growth strategy and areas of expertise.



                              INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 2001 and 2000

  Consolidated Balance Sheets --
    September 30, 2001 and 2000, and December 31, 2000

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 2001 and 2000

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

Exhibits


                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                        Three Months         Nine Months
                                           Ended                Ended
                                        September 30,       September 30,
                                        2001     2000      2001       2000
                                     (In thousands, except per share amounts)

Operating revenues                    $551,680 $530,834 $1,739,345 $1,265,802

Operating expenses:
 Fuel and purchased power               14,982   13,399     42,703     39,603
 Purchased natural gas sold             36,840  123,132    502,394    389,906
 Operation and maintenance             356,677  277,512    823,052    582,511
 Depreciation, depletion and
  amortization                          36,205   28,686    102,737     75,130
 Taxes, other than income               13,737   12,082     41,352     32,121
                                       458,441  454,811  1,512,238  1,119,271

Operating income                        93,239   76,023    227,107    146,531
Other income -- net                      1,855    1,947     16,416      8,624
Interest expense                        11,459   13,333     34,171     34,539
Income before income taxes              83,635   64,637    209,352    120,616
Income taxes                            32,889   24,645     82,502     46,133
Net income                              50,746   39,992    126,850     74,483
Dividends on preferred stocks              190      191        571        575
Earnings on common stock              $ 50,556 $ 39,801 $  126,279 $   73,908
Earnings per common share -- basic    $    .75 $    .63 $     1.89 $     1.23
Earnings per common share -- diluted  $    .74 $    .63 $     1.87 $     1.23
Dividends per common share            $    .23 $    .22 $      .67 $      .64
Weighted average common shares
 outstanding -- basic                   67,650   62,975     66,781     60,015
Weighted average common shares
 outstanding -- diluted                 68,127   63,345     67,519     60,238


The accompanying notes are an integral part of these consolidated statements.

                              MDU RESOURCES GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                     September 30, September 30, December 31,
                                         2001          2000         2000
                                                 (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents             $   57,817    $   47,267   $   36,512
 Receivables                              357,027       284,491      342,354
 Inventories                               95,669        76,065       64,017
 Deferred income taxes                     14,839         7,043        8,048
 Prepayments and other current assets      27,722        43,992       29,355
                                          553,074       458,858      480,286
Investments                                37,917        41,480       41,380
Property, plant and equipment           2,718,035     2,424,888    2,496,123
Less accumulated depreciation,
 depletion and amortization               919,212       862,148      895,109
                                        1,798,823     1,562,740    1,601,014
Deferred charges and other assets         282,657       182,791      190,279
                                       $2,672,471    $2,245,869   $2,312,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                 $      ---    $   12,000   $    8,000
 Long-term debt and preferred
   stock due within one year               11,131         6,407       19,695
 Accounts payable                         141,950       131,003      171,929
 Taxes payable                             28,984         9,372       10,437
 Dividends payable                         15,840        14,385       14,423
 Other accrued liabilities,
   including reserved revenues             91,191        79,135       59,989
                                          289,096       252,302      284,473
Long-term debt                            843,915       758,170      728,166
Deferred credits and other liabilities:
 Deferred income taxes                    327,560       262,034      281,000
 Other liabilities                        118,013       119,926      121,860
                                          445,573       381,960      402,860
Preferred stock subject to mandatory
 redemption                                 1,400         1,500        1,400
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                          15,000        15,000       15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 69,386,316
    at September 30, 2001, 64,466,401 at
    September 30, 2000 and 65,267,567 at
    December 31, 2000)                     69,386        64,466       65,268
   Other paid-in capital                  626,655       497,572      518,771
   Retained earnings                      381,752       278,525      300,647
   Accumulated other comprehensive
     income                                 3,320           ---          ---
   Treasury stock at cost - 239,521
     shares                                (3,626)       (3,626)      (3,626)
     Total common stockholders' equity  1,077,487       836,937      881,060
   Total stockholders' equity           1,092,487       851,937      896,060
                                       $2,672,471    $2,245,869   $2,312,959


The accompanying notes are an integral part of these consolidated statements.

                       MDU RESOURCES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                             2001       2000
                                                              (In thousands)
Operating activities:
Net income                                                 $126,850   $74,483
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation, depletion and amortization                   102,737    75,130
 Deferred income taxes and investment tax credit              8,448    20,627
 Changes in current assets and liabilities, net of
   acquisitions:
   Receivables                                               54,776   (63,224)
   Inventories                                              (26,844)   (2,563)
   Other current assets                                       7,460   (18,584)
   Accounts payable                                         (55,426)   19,695
   Other current liabilities                                 43,667    14,792
 Other noncurrent changes                                    (2,867)      676

Net cash provided by operating activities                   258,801   121,032

Investing activities:
Capital expenditures including acquisitions of businesses  (340,572) (323,225)
Net proceeds from sale or disposition of property            34,847     5,092
Net capital expenditures                                   (305,725) (318,133)
Investments                                                   3,041     2,001
Additions to notes receivable                                   ---    (5,000)
Proceeds from notes receivable                                4,000     4,000

Net cash used in investing activities                      (298,684) (317,132)

Financing activities:
Net change in short-term borrowings                          (8,000)   (3,242)
Issuance of long-term debt                                  158,807   201,815
Repayment of long-term debt                                 (96,031)  (20,461)
Issuance of common stock                                     52,157    27,278
Dividends paid                                              (45,745)  (39,527)

Net cash provided by financing activities                    61,188   165,863

Increase (decrease) in cash and cash equivalents             21,305   (30,237)
Cash and cash equivalents -- beginning of year               36,512    77,504

Cash and cash equivalents -- end of period                 $ 57,817  $ 47,267


The accompanying notes are an integral part of these consolidated statements.

                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                     September 30, 2001 and 2000
                             (Unaudited)

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

 3.  Cash flow information

         Cash expenditures for interest and income taxes were as
     follows:
                                               Nine Months Ended
                                                  September 30,
                                                2001       2000
                                                (In thousands)

     Interest, net of amount capitalized       $28,158   $28,520
     Income taxes                              $57,528   $25,946

4.   Reclassifications

         Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or common stockholders' equity as previously reported.

5.   Impairment testing of natural gas and oil properties

         The company uses the full-cost method of accounting for its natural gas and oil production activities. Under this method, all costs incurred in the acquisition, exploration and development of natural gas and oil properties are capitalized and amortized on the units of production method based on total proved reserves. Any conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of the properties with no gain or loss recognized. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net revenues of proved reserves based on single point in time spot market prices, as mandated under the rules of the Securities and Exchange Commission, and the lower of cost or fair value of unproved properties. Future net revenue is estimated based on end-of-quarter spot market prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent noncash write-down is required to be charged to earnings in that quarter unless subsequent price changes eliminate or reduce an indicated write-down.

         Due to aberrantly low spot natural gas prices that existed on the last trading day of the quarter, the company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at September 30, 2001. The lower natural gas prices were largely attributable to a sharp decline in nationwide spot market prices, especially natural gas prices in the Rocky Mountain region, over a relatively short period of time following the terrorist attacks on New York and Washington, D.C. on September 11, 2001, and prior to October 1, 2001. Oil prices likewise experienced a sharp drop during this same period. The company believes the decline in natural gas prices does not reflect the economics of its production assets in that natural gas prices actually being received by the company at the end of the quarter were significantly higher than the spot market prices at that time. In addition, historic natural gas prices have also generally been much higher and only a small portion of the company's natural gas is sold using spot market pricing. As of September 30, 2001, the capitalized costs exceeded the full-cost ceiling and would have resulted in a write-down of the company's natural gas and oil properties in the amount of approximately $32 million after tax. However, subsequent to September 30, 2001, natural gas prices both nationwide and in the Rocky Mountain region increased significantly, thereby eliminating the need for a write-down of the company's natural gas and oil producing properties.

6.   New accounting pronouncements

         In June 2001, the Financial Accounting Standards Board
     (FASB) approved Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The company is accounting for business combinations after June 30, 2001, in accordance with SFAS No. 141.

         In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The company will adopt SFAS No. 142 on January 1, 2002. The company will cease amortization of its recorded goodwill in place at June 30, 2001, on January 1, 2002. The company has not yet quantified the effects of adopting SFAS No. 142 on its financial position or results of operations.

         In June 2001, the FASB approved Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

         In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company will adopt SFAS No. 144 on January 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

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

7.   Derivative instruments

         As of September 30, 2001, the company held derivative instruments designated as cash flow hedging instruments. All derivative instruments are recognized on the Consolidated
     Balance Sheets at fair value.

     Hedging activities

         The cash flow hedging instruments in place at September 30, 2001, are comprised of natural gas and oil price swap agreements and an interest rate swap agreement. The objective for holding the natural gas and oil price swap agreements is to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the company's forecasted sales of natural gas and oil production. The objective for holding the interest rate swap agreement is to manage a portion of the company's interest rate risk on the forecasted issuances of fixed-rate debt under the company's commercial paper program. The company designated each of the natural gas and oil price swap agreements as a hedge of the forecasted sale of natural gas and oil production and designated the interest rate swap agreement as a hedge of the risk of changes in interest rates on the company's forecasted issuances of fixed-rate debt under the company's commercial paper program.

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

         For the three months and nine months ended September 30, 2001, the company recognized the ineffectiveness of all cash-flow hedges, which is included in operating revenues and interest expense on the Consolidated Statements of Income for the natural gas and oil price swap agreements and the interest rate swap agreement, respectively. For the three months and nine months ended September 30, 2001, the amount of ineffectiveness recognized was immaterial. For the three months and nine months ended September 30, 2001, the company did not exclude any components of the derivative instruments' loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

         Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2001, the maximum length of time over which the company is hedging its exposure to the variability in future cash flows for forecasted transactions is 15 months and the company estimates that net gains of approximately $3.0 million will be reclassified from accumulated other comprehensive income into earnings, subject to changes in natural gas and oil market prices and interest rates, within the twelve months between October 1, 2001 and September 30, 2002 as the hedged transactions affect earnings.

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

     Energy marketing

         The company had entered into other derivative instruments that were not designated as hedges in its energy marketing operations. In the third quarter of 2001, the company sold the vast majority of its energy marketing operations. The derivative instruments entered into by these operations prior to the sale in the third quarter of 2001 were natural gas forward purchase and sale commitments. These commitments involved the purchase and sale of natural gas and related delivery of such commodity. These operations sought to match natural gas purchases and sales on specific derivative instruments so that a margin was obtained on the transportation of such commodity as distinguished from earning a margin on changes in market prices. The net change in fair value representing unrealized gains and losses resulting from changes in market prices on these derivative instruments was reflected as operating revenues or purchased natural gas sold on the company's Consolidated Statements of Income. Net unrealized gains and losses on these derivative instruments were not material for the three months and nine months ended September 30, 2001 and 2000.

8.   Comprehensive income

         Upon the adoption of SFAS No. 133 on January 1, 2001, the company recorded a cumulative-effect adjustment in accumulated other comprehensive loss to recognize all derivative instruments designated as hedges at fair value. As of September 30, 2001, the company has recorded unrealized gains and losses on natural gas and oil price swap and interest rate swap agreements in accordance with SFAS No. 133. These amounts are reflected in the following table. For additional information on the adoption of SFAS No. 133, see Notes 6 and 7 of the Notes to the Consolidated Financial Statements.

         The company's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows:

                                                  Three Months Ended
                                                     September 30,
                                                    2001      2000
                                                   (In thousands)

  Net income                                      $ 50,746  $ 39,992
   Other comprehensive income -
     Net unrealized gain on derivative
     instruments qualifying as hedges:
       Net unrealized gain on derivative
        instruments arising during the
        period, net of tax of $1,191                 1,824       ---
       Reclassification adjustment for
        gains on derivative instruments
        included in net income, net of
        tax of $992                                 (1,519)      ---
     Net unrealized gain on derivative
       instruments qualifying as hedges                305       ---
  Comprehensive income                            $ 51,051  $ 39,992


                                                   Nine Months Ended
                                                     September 30,
                                                    2001      2000
                                                   (In thousands)

  Net income                                      $126,850  $ 74,483
   Other comprehensive income -
     Net unrealized gain on derivative
     instruments qualifying as hedges:
       Unrealized loss on derivative
        instruments at January 1, 2001,
        due to cumulative effect of a
        change in accounting principle,
        net of tax of $3,970                        (6,080)      ---
       Net unrealized gain on derivative
        instruments arising during the
        period, net of tax of $2,782                 4,262       ---
       Reclassification adjustment for
        losses on derivative instruments
        included in net income, net of
        tax of $3,355                                5,138       ---
     Net unrealized gain on derivative
       instruments qualifying as hedges              3,320       ---
  Comprehensive income                            $130,170  $ 74,483

 9.  Business segment data

         The company's reportable business segments are those that are based on the company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation.

         The company's operations are conducted through six segments. Substantially all of the company's operations are located within the United States. The electric segment generates, transmits and distributes electricity and the natural gas distribution segment distributes natural gas.
     These operations also supply related value-added products and services in the Northern Great Plains. The utility services segment consists of a diversified infrastructure construction company specializing in electric, natural gas and telecommunication utility construction as well as interior industrial electrical, exterior lighting and traffic signalization. Utility services has engineering, design and build capability and provides related specialty equipment sales and rental services throughout most of the United States. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems in the Rocky Mountain, Midwest, Southern and Central regions of the United States, provides energy-related marketing and management services and invests in new growth and synergistic opportunities. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines and markets aggregates and related value-added construction materials products and services in Alaska, California, Hawaii, Minnesota, Montana, Oregon, Washington and Wyoming.

         On May 11, 2001, the company announced that the sale of its coal operations to Westmoreland Coal Company for $28.8 million in cash, excluding final settlement cost adjustments, had been finalized. The sale of the coal operations was effective April 30, 2001. Included in the sale were active coal mines in North Dakota and Montana, coal sales agreements, reserves and mining equipment and certain development rights at the former Gascoyne Mine site in North Dakota. The company retains ownership of coal reserves and leases at its former Gascoyne Mine site. The company recorded a gain of $11.0 million ($6.6 million after tax) included in other income - net on the company's Consolidated Statements of Income from the sale in the second quarter of 2001.

         Segment information follows the same accounting policies as described in Note 1 of the company's 2000 Annual Report.
     Segment information included in the accompanying Consolidated Statements of Income is as follows:

                                               Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Three Months
     Ended September 30, 2001

     Electric                  $  48,154     $      ---    $   8,265
     Natural gas distribution     18,710            ---       (2,747)
     Utility services             92,208            ---        3,405
     Pipeline and energy
       services                   59,430          5,391        3,895
     Natural gas and oil
       production                 31,579         10,891       10,519
     Construction materials
       and mining                301,599            ---       27,219
     Intersegment eliminations       ---        (16,282)         ---
     Total                     $ 551,680     $      ---    $  50,556

     Three Months
     Ended September 30, 2000

     Electric                  $  42,078     $      ---    $   5,920
     Natural gas distribution     24,912            ---       (2,180)
     Utility services             60,056            ---        3,860
     Pipeline and energy
       services                  136,679          7,508        2,997
     Natural gas and oil
       production                 25,012         10,241       10,001
     Construction materials
       and mining                238,647          3,450*      19,203
     Intersegment eliminations       ---        (17,749)         ---
     Total                     $ 527,384     $    3,450*   $  39,801

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.


                                               Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Nine Months
     Ended September 30, 2001

     Electric                  $  129,143    $      ---    $  15,224
     Natural gas distribution     200,809           ---       (1,620)
     Utility services             236,710             4        9,321
     Pipeline and energy
       services                   454,819        34,197        9,656
     Natural gas and oil
       production                 121,310        48,192       56,440
     Construction materials
       and mining                 591,538         5,016*      37,258
     Intersegment eliminations        ---       (82,393)         ---
     Total                     $1,734,329    $    5,016*   $ 126,279

     Nine Months
     Ended September 30, 2000

     Electric                  $  118,799    $      ---    $  12,179
     Natural gas distribution     116,370           ---         (270)
     Utility services             107,243           ---        5,387
     Pipeline and energy
       services                   381,989        37,622        6,645
     Natural gas and oil
       production                  69,861        21,985       23,499
     Construction materials
       and mining                 461,680         9,860*      26,468
     Intersegment eliminations        ---       (59,607)         ---
     Total                     $1,255,942    $    9,860*   $  73,908

     * In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

         During the first nine months of 2001, the company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Hawaii, Minnesota and Oregon, utility services businesses based in Missouri and Oregon and an energy services company specializing in cable and pipeline locating and tracking systems. The total purchase consideration, consisting of the company's common stock and cash, for these businesses was $165.4 million.

10.  Regulatory matters and revenues subject to refund

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

11.  Litigation

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

         The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas,(State District Court) against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. In response to a motion filed by the defendants in this suit, the Judicial Panel on Multidistrict Litigation transferred the suit to the Federal District Court for inclusion in the pretrial proceedings of the Grynberg suit. Upon motion of plaintiffs, the case has been remanded to State District Court. On September 12, 2001, the defendants in this suit filed a motion to dismiss with the State District Court.

         Williston Basin and Montana-Dakota believe the claims of Grynberg and Quinque are without merit and intend to vigorously contest these suits.

12.  Environmental matters

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

                                   Three Months    Nine Months
                                      Ended           Ended
                                   September 30,  September 30,
                                    2001    2000    2001   2000
Electric                           $ 8.3  $  5.9  $ 15.2  $12.2
Natural gas distribution            (2.7)   (2.2)   (1.6)   (.3)
Utility services                     3.4     3.9     9.3    5.4
Pipeline and energy services         3.9     3.0     9.7    6.6
Natural gas and oil production      10.5    10.0    56.4   23.5
Construction materials and mining   27.2    19.2    37.3   26.5
Earnings on common stock           $50.6  $ 39.8  $126.3  $73.9

Earnings per common
  share - basic                    $ .75  $  .63  $ 1.89  $1.23

Earnings per common
  share - diluted                  $ .74  $  .63  $ 1.87  $1.23

Return on average common equity
  for the 12 months ended                          17.0%  13.7%
________________________________

Three Months Ended September 30, 2001 and 2000

     Consolidated earnings for the quarter ended September 30, 2001, increased $10.8 million from the comparable period a year ago due to higher earnings at the construction materials and mining, electric, pipeline and energy services, and natural gas and oil production businesses, partially offset by lower earnings at the other business segments.

Nine Months Ended September 30, 2001 and 2000

     Consolidated earnings for the nine months ended September 30, 2001, increased $52.4 million from the comparable period a year ago due to higher earnings at the natural gas and oil production, construction materials and mining, utility services, pipeline and energy services and electric businesses, partially offset by lower earnings at the natural gas distribution business segment.

                ________________________________


Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2001     2000     2001    2000
Operating revenues:
  Retail sales                 $  37.9  $  34.4  $ 103.5 $  98.9
  Sales for resale and other      10.3      7.7     25.6    19.9
                                  48.2     42.1    129.1   118.8
Operating expenses:
  Fuel and purchased power        15.0     13.4     42.7    39.6
  Operation and maintenance       10.5     10.0     34.0    31.9
  Depreciation, depletion and
    amortization                   4.9      4.8     14.5    14.3
  Taxes, other than income         1.8      1.7      5.6     5.6
                                  32.2     29.9     96.8    91.4

Operating income               $  16.0  $  12.2  $  32.3 $  27.4

Retail sales (million kWh)       597.3    561.7  1,640.4 1,592.1
Sales for resale (million kWh)   201.0    222.4    649.0   680.6
Average cost of fuel and
  purchased power per kWh      $  .018  $  .016  $  .018 $  .016


Natural Gas Distribution
                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2001     2000     2001    2000
Operating revenues:
  Sales                        $  17.8  $  24.1  $ 197.9 $ 113.7
  Transportation and other          .9       .8      2.9     2.7
                                  18.7     24.9    200.8   116.4
Operating expenses:
  Purchased natural gas sold      10.7     16.8    162.6    82.2
  Operation and maintenance        8.3      7.7     27.8    23.6
  Depreciation, depletion and
    amortization                   2.3      2.3      7.0     6.1
  Taxes, other than income         1.2      1.1      3.8     3.5
                                  22.5     27.9    201.2   115.4

Operating income (loss)        $  (3.8) $  (3.0) $  (0.4)$   1.0

Volumes (MMdk):
  Sales                            3.0      3.2     24.6    21.2
  Transportation                   2.9      3.1      9.8     9.0
Total throughput                   5.9      6.3     34.4    30.2

Degree days (% of normal)          88%     118%      98%     92%
Average cost of natural gas,
  including transportation
  thereon, per dk              $  3.53  $  5.28  $  6.61 $  3.88

Utility Services

                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2001     2000     2001    2000

Operating revenues             $  92.2  $  60.1  $ 236.7 $ 107.2

Operating expenses:
 Operation and maintenance        80.7     49.5    206.4    89.9
 Depreciation, depletion
   and amortization                2.1      1.4      5.8     3.3
 Taxes, other than income          2.6      1.9      6.2     3.5
                                  85.4     52.8    218.4    96.7

Operating income               $   6.8  $   7.3  $  18.3 $  10.5



Pipeline and Energy Services

                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2001     2000     2001    2000
Operating revenues:
 Pipeline                      $  22.7  $  19.2  $  64.9 $  48.6
 Energy services                  42.1    125.0    424.1   371.0
                                  64.8    144.2    489.0   419.6

Operating expenses:
 Purchased natural gas sold       40.2    123.3    416.4   363.6
 Operation and maintenance        10.4      9.0     33.9    26.6
 Depreciation, depletion
   and amortization                3.9      3.2     10.7     7.9
 Taxes, other than income          1.6      1.4      4.6     3.7
                                  56.1    136.9    465.6   401.8

Operating income               $   8.7  $   7.3  $  23.4 $  17.8

Transportation volumes (MMdk):
 Montana-Dakota                    8.9      6.7     26.4    22.4
 Other                            19.2     15.5     46.8    42.3
                                  28.1     22.2     73.2    64.7

Gathering volumes (MMdk)          15.2     13.2     44.0    28.0

Natural Gas and Oil Production

                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2001     2000     2001    2000
Operating revenues:
 Natural gas                   $  29.2  $  21.3  $ 124.8 $  51.0
 Oil                              12.4     11.6     38.9    32.5
 Other                              .9      2.3      5.8     8.4
                                  42.5     35.2    169.5    91.9
Operating expenses:
 Purchased natural gas sold         .7       .6      2.4     3.0
 Operation and maintenance        11.9      8.5     34.7    23.4
 Depreciation, depletion
   and amortization               10.3      6.5     30.4    17.7
 Taxes, other than income          2.3      2.1      8.7     6.1
                                  25.2     17.7     76.2    50.2

Operating income               $  17.3  $  17.5  $  93.3 $  41.7

Production:
 Natural gas (MMcf)              9,921    7,361   29,641  20,198
 Oil (000's of barrels)            510      486    1,492   1,428

Average realized prices:
 Natural gas (per Mcf)         $  2.94  $  2.90  $  4.21 $  2.52
 Oil (per barrel)              $ 24.33  $ 23.86  $ 26.04 $ 22.79


Construction Materials and Mining

                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2001     2000     2001    2000
Operating revenues:
  Construction materials       $ 301.6  $ 233.2  $ 584.3 $ 447.7
  Coal                             ---      8.9     12.3    23.8
                                 301.6    242.1    596.6   471.5
Operating expenses:
  Operation and maintenance      236.5    193.0    489.7   387.8
  Depreciation, depletion
    and amortization              12.7     10.5     34.3    25.9
  Taxes, other than income         4.2      3.9     12.4     9.7
                                 253.4    207.4    536.4   423.4

Operating income               $  48.2  $  34.7  $  60.2 $  48.1

Sales (000's):
  Aggregates (tons)             11,023    6,700   19,951  13,510
  Asphalt (tons)                 3,310    1,627    4,732   2,583
  Ready-mixed concrete
    (cubic yards)                  804      516    1,916   1,223
  Coal (tons)                      ---      818    1,171   2,190

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $16.3 million, $14.7 million and $1.6 million for the three months ended September 30, 2001; $17.8 million, $17.6 million and $.2 million for the three months ended September 30, 2000; $82.4 million, $79.0 million and $3.4 million for the nine months ended September 30, 2001; and $59.6 million, $58.9 million and $.7 million for the nine months ended September 30, 2000, respectively.

Three Months Ended September 30, 2001 and 2000

Electric

     Electric earnings increased due to higher average realized sales for resale prices, and increased retail sales volumes due largely to an increased summer cooling load resulting from warmer weather compared to the same period a year ago. Higher operation and maintenance expense, primarily increased payroll costs, partially offset the earnings increase.

Natural Gas Distribution

     Earnings at the natural gas distribution business decreased due to higher operation and maintenance expense, primarily increased payroll costs and higher bad debt expense, and reduced operating revenue caused by lower weather-related sales, the result of 24 percent warmer weather than the same period last year. The pass-through of lower natural gas prices added to the decline in sales revenue and purchased natural gas sold.

Utility Services

     Utility services earnings declined largely due to lower construction margins due, in part, to a slow down in the economy. Higher selling, general and administrative expenses also added to the earnings decline. Partially offsetting the earnings decrease were higher equipment sales at existing operations and earnings from businesses acquired since the comparable period last year.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased due to higher transportation volumes moved to storage, higher average rates and increased gathering volumes at the pipeline. Higher operation and maintenance expense, primarily increased material costs, higher contract services, and increased payroll costs, the sale of the company's Kentucky energy services operations and higher depreciation, depletion and amortization expense partially offset the earnings increase. The decrease in energy services revenue and the related decrease in purchased natural gas sold resulted primarily from decreased energy marketing volumes, largely at certain energy services operations which were sold, as previously discussed.

Natural Gas and Oil Production

     Natural gas and oil production earnings increased largely due to an increase in natural gas and oil production of 35 percent and 5 percent since last year, respectively, combined with slightly higher realized natural gas and oil prices. Higher realized prices were the result of gains on hedging activities. The higher production was the result of the ongoing development of existing properties. Also adding to the earnings increase was lower interest expense, a result of lower debt balances combined with lower average interest rates. Partially offsetting the earnings improvement were increased depreciation, depletion and amortization expense due to higher production volumes and higher rates, increased operation and maintenance expense, mainly higher lease operating expenses and higher general and administrative costs, and lower sales volumes of inventoried natural gas. Hedging activities for natural gas for the third quarter of 2001 and 2000 resulted in realized prices that were 111 and 86 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the third quarter of 2001 and 2000 resulted in realized prices that were 102 and 81 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

     Earnings for the construction materials and mining business increased largely as a result of earnings from businesses acquired since the comparable period last year and from increases at existing aggregate, asphalt and cement operations. Partially offsetting the earnings increase were lower construction workloads and margins, largely increased competition and less available work, due, in part, to a slow down in the economy, and the timing of projects, at certain West Coast operations. The absence of coal volumes due to the sale of the coal operations, as previously discussed in Note 9 of Notes to the Consolidated Financial Statements, also partially offset the earnings increase.

Nine Months Ended September 30, 2001 and 2000

Electric

     Electric earnings increased due to higher average realized sales for resale prices, increased retail sales volumes, as previously discussed, and insurance recovery proceeds related to a 2000 outage at an electric generating station. Increased fuel and purchased power costs, largely due to an extended maintenance outage at an electric power supplier's generating station, partially offset the earnings increase. Also partially offsetting the earnings increase were higher operation and maintenance expense, primarily higher payroll costs.

Natural Gas Distribution

     Earnings at the natural gas distribution business decreased as a result of higher operation and maintenance expenses, primarily increased bad debt expense and higher payroll costs. Decreased return on natural gas storage, demand and prepaid commodity balances, decreased service and repair margins, and lower average realized rates, also added to the earnings decline. Slightly offsetting the decline were increased sales, partially due to weather that was 7 percent colder than the same period last year, and earnings from a natural gas utility business acquired in July 2000. The pass-through of higher natural gas prices added to the increase in sales revenue and purchased natural gas sold.

Utility Services

     Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, as well as increased workloads and equipment sales at existing operations. The earnings improvement was partially offset by higher selling, general and administrative costs.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased due to higher transportation volumes combined with higher average rates, increased gathering volumes and increased earnings from an acquisition in June 2000 at the pipeline. Also contributing to the earnings increase were higher natural gas sales margins, increased pipeline and cable magnetization and locating services revenues at energy services. Partially offsetting the earnings increase were higher operation and maintenance expense, the write-off of an investment in a software development company of $699,000 (after tax), and increased depreciation, depletion and amortization expense. The higher operations and maintenance expense was due primarily to increased compressor-related expenses, higher payroll expenses and increased contract services. The increase in energy services revenue and the related increase in purchased natural gas sold resulted from higher natural gas prices, partially offset by decreased energy marketing volumes, as previously discussed.

Natural Gas and Oil Production

     Natural gas and oil production earnings increased largely due to increased realized natural gas and oil prices which were 67 percent and 14 percent higher than last year, respectively, combined with higher natural gas and oil production of 47 percent and 4 percent since last year, respectively. The higher production was largely the result of a natural gas property acquisition in April 2000 and the ongoing development of that property as well as existing properties. Also adding to the earnings increase was lower interest expense, a result of lower debt balances combined with lower average rates. Partially offsetting the earnings improvement were increased depreciation, depletion and amortization expense, due to higher production volumes and higher rates, increased operation and maintenance expense, mainly higher lease operating expenses and higher general and administrative costs, and lower sales volumes of inventoried natural gas. Hedging activities for natural gas for the nine months ended September 30, 2001 and 2000 resulted in realized prices that were 99 and 89 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the nine months ended September 30, 2001 and 2000 resulted in realized prices that were 102 and 83 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

     Earnings for the construction materials and mining business increased largely due to a gain from the sale of the coal operations of $11.0 million ($6.6 million after tax), included in other income - net, as previously discussed, partially offset by lower coal sales volumes due primarily to four months of operations in 2001 compared to nine months in 2000. At the construction materials business, earnings from businesses acquired since the comparable period last year and increases largely from existing asphalt and aggregate operations, also added to the earnings improvement. Partially offsetting the earnings increase were lower construction workloads and margins, as previously described, the absence of last year's gain of $1.2 million after tax on the sale of nonstrategic property, increased interest expense, the result of higher acquisition-related borrowings, higher depreciation, depletion and amortization due to increased plant balances, and higher selling, general and administrative costs.

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

     The business and profitability of the company are also influenced by economic and geographic factors, including political and economic risks, economic disruptions caused by terrorist activities, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, market demand for energy from plants or facilities, changes in tax rates or policies, unanticipated project delays or changes in project costs, unanticipated changes in operating expenses or capital expenditures, labor negotiations or disputes, changes in credit ratings or capital market conditions, inflation rates, inability of the various counterparties to meet their contractual obligations, changes in accounting principles and/or the application of such principles to the company, changes in technology and legal proceedings, and the ability to effectively integrate the operations of acquired companies.

Prospective Information

     The following information includes highlights of the key growth strategies, projections and certain assumptions for the company over the next few years and other matters for the company for each of its six major business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Safe Harbor for Forward-looking Statements. Changes in such assumptions and factors could cause actual future results to differ materially from the company's targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- Over the past five years, the company has experienced a compound annual earnings per share growth rate of approximately 14 percent. Currently, the company anticipates that its earnings per share growth rate for this single year will be approximately 17 percent to 28 percent, excluding the one-time gain from the sale of the company's coal operations and the write-off of an investment taken in the second quarter.

- Earnings per share, diluted, for 2001 are projected in the $2.10 to $2.30 range, excluding the gain on the sale of the company's coal operations and the write-off of an investment.

- Earnings per share, diluted, for 2002 are projected in the $1.90 to $2.10 range.

- The company's long-term growth goals on compound annual earnings per share from operations are in the range of 10 percent to 12 percent. However, the general weakening of the economy combined with the recent terrorist events have added uncertainty in the ability of the company to achieve this goal in the early years of the planning cycle.

- The company expects to issue and sell equity from time to time to keep its debt at the nonregulated businesses at no more than 40 percent of total capitalization.

- The company estimates that the benefit resulting solely from the discontinuance of goodwill amortization would be five to six cents per common share in 2002.

Electric

- Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric and natural gas operations in all of the municipalities it serves where such franchises are required. As franchises expire, Montana-Dakota may face increasing competition in its service areas, particularly its service to smaller towns, from rural electric cooperatives. Previously, a smaller town in western North Dakota was considering municipalization of Montana-Dakota's electric facilities. In August 2001, the voters of this town in a special election turned down the opportunity to pursue municipalization of the electric system. Montana-Dakota is currently negotiating the terms of a new franchise with this town. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

- Due to growing electric demand, a gas-fired 40-megawatt electric plant may be added in the three to five year planning horizon.

- Currently, the company is working with the state of North
  Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota.

Natural Gas Distribution

- Annual natural gas throughput for 2001 is expected to be approximately 54 million decatherms, with about 38 million decatherms from sales and 16 million decatherms from transportation.

- The number of natural gas retail customers at existing operations is expected to grow by approximately 1.5 percent on an annual basis over the next three to five years.

Utility Services

- Revenues for this segment are expected to exceed $300 million in 2001 and be approximately $500 million in 2002.

- This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 20 percent to 25 percent over the next five years. However, the general weakening of the economy combined with the recent terrorist events have added uncertainty in the ability of the company to achieve this goal in the early years of the planning cycle.

Pipeline and Energy Services

- Two pipeline projects completed in 2000, are providing the pipeline company the ability to move approximately 40 percent more coalbed natural gas through its system than has historically been transported, as well as enabling additional deliveries to interconnecting pipeline systems, including the company's own transmission system.

- In 2001, natural gas throughput, including transportation and gathering, for this segment is expected to increase by approximately 10 percent to 20 percent.

- A 250-mile pipeline to transport additional gas to market and enhance the use of the company's storage facilities is in the planning stages and regulatory approval is expected to be sought later this year.

Natural Gas and Oil Production

- During the first nine months of 2001, the company drilled 514 new wells in its coalbed fields and in other operated fields in Montana and Colorado.

- Combined natural gas and oil production at this segment is expected to be approximately 30 percent higher in 2001 than in 2000. In 2002, this segment expects a combined production increase of approximately 30 percent over 2001 levels.

- The company's estimates for natural gas prices in the Rocky
  Mountain Region for November and December 2001 are in the range of $2.00 to $2.50 per Mcf. The company's estimates for natural gas prices on the NYMEX for November and December 2001 are in the range of $2.50 to $3.25 per Mcf.

- During the first nine months of 2001, more than half of this segment's natural gas production was priced using Mid-Continent or Rocky Mountain prices.

- For 2002, the company's estimates for natural gas prices in the Rocky Mountain Region are in the range of $2.25 to $2.75 per Mcf and estimates for natural gas prices on the NYMEX are in the range of $2.75 to $3.50.

- The company's estimates for NYMEX crude oil prices are in the range of $20 to $25 per barrel for the remainder of 2001 and for 2002.

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

- This segment has hedged a portion of its 2002 production. The company has entered into a swap agreement and fixed price forward sales representing approximately 10 percent to 15 percent of 2002 estimated annual natural gas production. The natural gas swap is at an average NYMEX price of $4.34 per Mcf. The company has also entered into oil swap agreements at average NYMEX prices in the range of $24.80 to $25.25 per barrel, representing approximately 20 percent to 25 percent of the company's 2002 estimated annual oil production.

Construction Materials and Mining

- Aggregate, asphalt and ready-mixed concrete volumes are expected to increase by approximately 35 percent to 45 percent, 75 percent to 85 percent and 40 percent to 50 percent, respectively, in 2001.

- This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 10 percent to 20 percent over the next five years. However, the general weakening of the economy combined with the recent terrorist events have added uncertainty in the ability of the company to achieve this goal in the early years of the planning cycle.

- With the acquisitions made this year, aggregate reserves now total more than 1 billion tons.

- With the acquisitions made this year and strong performance in existing markets, 2001 revenues at this segment are expected to exceed $750 million.

New Accounting Standards

    In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS No. 144). For more information on SFAS No. 141, SFAS No. 142, SFAS No. 143, and SFAS No. 144 see Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Commitments

     Net capital expenditures for the year 2001 are estimated at $424.2 million, including those for acquisitions to date, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, pipeline and gathering expansion projects, the building of construction materials handling and transportation facilities, the further enhancement of natural gas and oil production and reserve growth, and for potential future acquisitions and other growth opportunities. The company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2001 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, none of which is outstanding at September 30, 2001, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities.

     The estimated 2001 capital expenditures referred to above include completed 2001 acquisitions including construction materials and mining businesses based in Hawaii, Minnesota, and Oregon, utility services businesses based in Missouri and Oregon, and an energy services company specializing in cable and pipeline locating and tracking systems. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the company's financial position or results of operations.

     Centennial, a direct wholly owned subsidiary of the company, has a revolving credit agreement with various banks that supports Centennial's $350 million commercial paper program. Under the commercial paper program, $299.4 million was outstanding at September 30, 2001. The commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by the revolving credit agreement. Centennial intends to renew this existing credit agreement on an annual basis.

     Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $300 million. Under the master shelf agreement, $210 million was outstanding at September 30, 2001.

     On September 28, 2001, the company reported the sale of 1,105,353 shares of the company's Common Stock to Acqua Wellington North American Equities Fund, Ltd. (Acqua Wellington), pursuant to a purchase agreement by and between the company and Acqua Wellington. The company received proceeds from this sale of $25 million. These proceeds are anticipated to be used for refunding of outstanding debt obligations and for other general corporate purposes.

     The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 2001, the company could have issued approximately $300 million of additional first mortgage bonds.

     The company's coverage of fixed charges including preferred dividends was 5.4 times and 4.1 times for the twelve months ended September 30, 2001, and December 31, 2000, respectively. Additionally, the company's first mortgage bond interest coverage was 9.6 times and 8.3 times for the twelve months ended
September 30, 2001, and December 31, 2000, respectively. Common stockholders' equity as a percent of total capitalization was 56 percent and 54 percent at September 30, 2001, and December 31, 2000, respectively.

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

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 12, 2001, the defendants in the Quinque legal proceeding filed a motion to dismiss with the State District Court. For more information on this legal action, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   12   Computation of Ratio of Earnings to Fixed Charges and
        Combined Fixed Charges and Preferred Stock Dividends

b) Reports on Form 8-K

   Form 8-K was filed on September 21, 2001. Under Item 5 -- Other Events, the company reported the press release issued September 20, 2001, regarding natural gas price volatility.

   Form 8-K was filed on September 28, 2001. Under Item 5 -- Other Events, the company reported the sale of 1,105,353 shares of company Common Stock to Acqua Wellington North American Equities Fund, Ltd.


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  October 26, 2001         BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



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