Form 10-K
period 2001-12-31
MDU RESOURCES GROUP INC
filed 2002-03-01
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

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

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 22, 2002:
$1,970,449,000.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 22, 2002:
69,874,062 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
 1. Pages 32 through 63 of the Registrant's Annual Report to
    Stockholders for 2001 are incorporated by reference in Part II, Items 6, 8 and 9 of this Report.
 2. Portions of the Registrant's Proxy Statement, dated March 8, 2002 are incorporated by reference in Part III, Items 10, 11 and 12 of this Report.

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

    Montana-Dakota Utilities Co. (Montana-Dakota), a public utility division of the company, through the electric and natural gas distribution segments, generates, transmits and distributes electricity and distributes natural gas in the northern Great Plains. Great Plains Natural Gas Co. (Great Plains), another public utility division of the company, distributes natural gas in southeastern North Dakota and western Minnesota. These operations also supply related value-added products and services.

    The company, through its wholly owned subsidiary, Centennial
Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI
Holdings), Knife River Corporation (Knife River), Utility
Services, Inc. (Utility Services) and Centennial Holdings Capital
Corp. (Centennial Capital).

    WBI Holdings is comprised of the pipeline and energy services and the natural gas and oil production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States and provides energy-related marketing and management services, as well as cable and pipeline locating services. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico.

    Knife River mines aggregates and markets crushed stone, sand, gravel and other related construction materials, including ready-mixed concrete, cement and asphalt, as well as value-added products and services in the north central and western United States, including Alaska and Hawaii.

    Utility Services is a diversified infrastructure company specializing in engineering, design and build capability for electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility Services also provides related specialty equipment manufacturing, sales and rental services.

    Centennial Capital invests in new growth and synergistic opportunities, including independent power production, which are not directly being pursued by the existing business units but which are consistent with the company's philosophy and growth strategy. These activities are reflected in the pipeline and energy services segment.

    The company, through its wholly owned subsidiary, MDU
Resources International, Inc. (MDU International), invests in projects outside the United States which are consistent with the company's philosophy, growth strategy and areas of expertise.
These activities are reflected in the pipeline and energy services segment.

    On August 30, 2001, MDU International through an indirect wholly owned Brazilian subsidiary, entered into a joint venture agreement with a Brazilian firm under which the parties have formed MPX Holdings, Ltda. (MPX) to develop electric generation and transmission, steam generation, power equipment, coal mining and construction materials projects in Brazil. MDU International has a 49 percent interest in MPX. MPX is currently developing, through a wholly owned subsidiary, and has under construction a 200-megawatt natural gas-fired power plant (Project) in the
Brazilian state of Ceara.   The Project is expected to enter
commercial operation in the second quarter of 2002. MPX expects to enter into an agreement with Petrobras, the state-controlled energy company, under which Petrobras would purchase all of the capacity and market all of the Project's energy. Petrobras would also supply natural gas to the Project when energy is dispatched. The Project has a total estimated construction cost of approximately $96 million. At December 31, 2001, MDU International's investment in the Project was approximately $23.8 million. In addition, the company's subsidiaries had guaranteed Project obligations and loans for approximately $17.3 million as of December 31, 2001.

    On February 5, 2002, Centennial Power, Inc., an indirect wholly owned subsidiary of the company, announced the acquisition of Rocky Mountain Power, Inc. The acquisition enables the company to construct a 113-megawatt, coal-fired electric generation facility (Plant) near Hardin, Montana. The Plant is expected to enter commercial operation in 2003. The Plant will provide electricity to Montana Power, LLC through a long-term power purchase agreement. Centennial Power, Inc. expects to enter into a coal supply agreement to supply coal to the Plant.

    As of December 31, 2001, the company had 6,568 full-time employees with 90 employed at MDU Resources Group, Inc., 885 at Montana-Dakota, 59 at Great Plains, 424 at WBI Holdings, 2,501 at Knife River's operations and 2,609 at Utility Services. The number of employees at certain company operations fluctuates during the year depending upon the number and size of construction projects. At Montana-Dakota and WBI Holdings, 426 and 67 employees, respectively, are represented by the International Brotherhood of Electrical Workers (IBEW). Labor contracts with such employees are in effect through April 30, 2003 and March 31, 2002, for Montana-Dakota and WBI Holdings, respectively. WBI is currently negotiating a new labor contract with the IBEW. Knife River has 26 labor contracts which represent 598 of its construction materials employees. Utility Services has 77 labor contracts representing the majority of its employees. The company considers its relations with employees to be satisfactory.

    The company's principal properties, which are of varying ages and are of different construction types are believed to be generally in good condition, are well maintained, and are generally suitable and adequate for the purposes for which they are used.

    The financial results and data applicable to each of the company's business segments as well as their financing requirements are set forth in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements.

    Any reference to the company's Consolidated Financial
Statements and Notes thereto shall be to pages 33 through 61 in the company's Annual Report to Stockholders for 2001 (Annual
Report), which are incorporated by reference herein.

ELECTRIC

General --

    Montana-Dakota provides electric service at retail, serving over 115,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 2001. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under System Supply and System Demand, and approximately 3,100 and 4,000 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of
December 31, 2001, Montana-Dakota's net electric plant investment approximated $266.2 million.

    All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the company to The Bank of New York and Douglas J. MacInnes, successor trustees.

    The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain instances, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MTPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission (WYPSC). The percentage of Montana-Dakota's 2001 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 61 percent;
Montana -- 23 percent; South Dakota -- 7 percent and
Wyoming -- 9 percent.

System Supply and System Demand --

    Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 434,420 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, 66,400 kW of participation power annually from Basin Electric Power Cooperative for its interconnected system.

    The following table sets forth details applicable to the company's electric generating stations:
                                                     2001 Net
                                                    Generation
                            Nameplate    Summer     (kilowatt-
 Generating                  Rating    Capability    hours in
  Station         Type        (kW)        (kW)      thousands)

North Dakota --
  Coyote*       Steam         103,647     106,750     783,635
  Heskett       Steam          86,000     104,330     584,211
  Williston     Combustion
                 Turbine        7,800       9,600         (28)**
South Dakota --
  Big Stone*    Steam          94,111     103,540     780,328

Montana --
  Lewis & Clark Steam          44,000      52,300     311,898
  Glendive      Combustion
                  Turbine      34,780      33,500       7,369
  Miles City    Combustion
                  Turbine      23,150      24,400       2,160

                              393,488     434,420   2,469,573

*  Reflects Montana-Dakota's ownership interest.
** Station use, to meet Mid-Continent Area Power Pool's accreditation requirements, exceeded generation.

    Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Westmoreland Coal Company (Westmoreland). Contracts with Westmoreland for the Coyote, Heskett and Lewis & Clark stations expire in May 2016, December 2005, and December 2002, respectively. The majority of the Big Stone Station's fuel requirements are currently being met with coal supplied by RAG Coal West, Inc. under contract through December 31, 2004.

    During the years ended December 31, 1997, through December 31, 2001, the average cost of coal purchased, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal purchased was as follows:

                                Years Ended December 31,
                       2001    2000      1999      1998     1997
Average cost of
  coal per
  million Btu          $.92    $.94      $.90      $.93     $.95
Average cost of
  coal per ton       $13.43  $13.68    $13.31    $13.67   $14.22

    The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 453,000 kW in August 2001. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2007 will approximate 1.1 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour
(kWh) sales growth rate, on a normalized basis, through 2007 will approximate 0.7 percent annually.

    Montana-Dakota currently estimates that, with modifications already made and those expected to be made, it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the year 2004. If additional capacity is needed in 2004 or after, it is expected to be met through the addition of a 40-megawatt gas turbine power plant and intermediate-term purchases. In addition, the company and Westmoreland Power, Inc. are working with the state of North Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota.

    Montana-Dakota has major interconnections with its neighboring utilities, all of which are Mid-Continent Area Power
Pool members. Montana-Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

    Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 48,000 kW and occurred in August 2001.

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

    Montana-Dakota joined the Midwest Independent Transmission System Operator, Inc., (Midwest ISO) on September 4, 2001. The Midwest ISO, which the FERC accepted as a Regional Transmission Organization (RTO) under FERC Order No. 2000 in an order issued December 20, 2001, will be responsible for operational control of the transmission systems of its members. Thereafter, on December 26, 2001, Montana-Dakota filed an application with the FERC for authorization to transfer operational control over certain of its transmission facilities to the Midwest ISO, and, by order dated January 29, 2002, the FERC authorized the transfer. On December 31, 2001, the Midwest ISO filed a proposed modification to the Midwest ISO Agreement to allow Montana-Dakota to be a separate pricing zone. The Midwest ISO commenced security center operations on December 15, 2001 and tariff administration on February 1, 2002.

    The Montana legislature passed an electric industry restructuring bill, effective May 2, 1997. The bill provided for full customer choice of electric supplier by July 1, 2002, stranded cost recovery and other provisions. Based on the provisions of such restructuring bill, because Montana-Dakota operates in more than one state, the company had the option of deferring its transition to full customer choice until 2006. Legislation was passed in Montana on March 30, 2001 which delays the restructuring and transition to full customer choice until a time that Montana-Dakota can reasonably implement customer choice in the state of its primary service territory.

    In its 1997 legislative session, the North Dakota legislature established an Electric Industry Competition Committee to study over a six-year period the impact of competition on the generation, transmission and distribution of electric energy in North Dakota. To date, the Committee has made no recommendation regarding restructuring. In 1997, the WYPSC selected a consultant to perform a study on the impact of electric restructuring in Wyoming. The study found no material economic benefits. No further action is pending at this time. The SDPUC has not initiated any proceedings to date concerning retail competition or electric industry restructuring. Federal legislation addressing this issue continues to be discussed.

    Although Montana-Dakota is unable to predict the outcome of such regulatory proceedings or legislation, or the extent to which retail competition may occur, Montana-Dakota is continuing to take steps to effectively operate in an increasingly competitive environment. For additional information regarding retail competition, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The NDPSC has authorized its Staff to initiate an investigation into the earnings levels of Montana-Dakota's North Dakota electric operations based on Montana-Dakota's 2000 Annual Report to the NDPSC. For additional information regarding the investigation, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures which will permit compliance with these laws or regulations, cannot be accurately predicted. Montana-Dakota did not incur any significant environmental expenditures in 2001 and does not expect to incur any significant capital expenditures related to environmental compliance through 2004.

NATURAL GAS DISTRIBUTION

General --

    Montana-Dakota sells natural gas at retail, serving over 213,000 residential, commercial and industrial customers located in 141 communities and adjacent rural areas as of December 31, 2001, and provides natural gas transportation services to certain customers on its system. Great Plains, acquired July 2000, sells natural gas at retail, serving over 22,000 residential, commercial and industrial customers located in 19 communities and adjacent rural areas as of December 31, 2001, and provides natural gas transportation services to certain customers on its system. These services for the two public utility divisions are provided through distribution systems aggregating over 4,900 miles. Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct natural gas distribution operations in all of the municipalities they serve where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2001, Montana-Dakota's and Great Plains' net natural gas distribution plant investment approximated $105.4 million.

    All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the company to The Bank of New York and Douglas J. MacInnes, successor trustees.

    The natural gas distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The natural gas distribution operations of Great Plains are subject to regulation by the NDPSC and Minnesota Public Utilities Commission regarding retail rates, service and accounting. The percentage of Montana-Dakota's and Great Plains' 2001 natural gas utility operating revenues by jurisdiction is as follows: North Dakota -- 39 percent;
Minnesota -- 11 percent; Montana -- 25 percent; South Dakota -- 19 percent and Wyoming -- 6 percent.

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

    The following table reflects this segment's natural gas sales, natural gas transportation volumes and degree days as a percentage of normal during the last five years:

                               Years Ended December 31,
                          2001*   2000**   1999     1998     1997
                                 Mdk (thousands of decatherms)

Sales:
  Residential           20,087  20,554   18,059   18,614   20,126
  Commercial            14,661  14,590   12,030   12,458   13,799
  Industrial             1,731   1,451      842      952      395
    Total               36,479  36,595   30,931   32,024   34,320
Transportation:
  Commercial             1,847   2,067    1,975    1,995    1,612
  Industrial            12,491  12,247    9,576    8,329    8,455
    Total               14,338  14,314   11,551   10,324   10,067
Total Throughput        50,817  50,909   42,482   42,348   44,387

Degree days
  (% of normal)          94.5%  100.4%    88.8%    93.7%    99.3%

 * Includes Great Plains
** Sales and transportation volumes for Great Plains are for the period July through December 2000. Degree days exclude Great
   Plains.

    Competition in varying degrees exists between natural gas and other fuels and forms of energy. Montana-Dakota and Great Plains have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules whereby Montana-Dakota's and Great Plains' interruptible customers can avail themselves of the advantages of open access transportation on regional transmission pipelines, including the system of Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of WBI Holdings. These services have enhanced Montana-Dakota's and Great Plains' competitive posture with alternate fuels, although certain of Montana-Dakota's customers have bypassed the respective distribution systems by directly accessing transmission pipelines located within close proximity, which did not have a material effect on results of operations.

    Montana-Dakota and Great Plains acquire their system requirements directly from producers, processors and marketers. Such natural gas is supplied by a portfolio of contracts specifying market-based pricing, and is transported under transportation agreements by Williston Basin, Northern Gas Company, South Dakota Intrastate Pipeline Company, Northern Border Pipeline Company, Viking Gas Transmission Company and Northern Natural Gas Company to provide firm service to their customers. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to meet winter peak requirements as well as allow it to better manage its natural gas costs by purchasing natural gas at more uniform daily volumes throughout the year. Demand for natural gas, which is a widely traded commodity, is sensitive to seasonal heating and industrial load requirements as well as changes in market price. Montana-Dakota and Great Plains believe that, based on regional supplies of natural gas and the pipeline transmission network currently available through its suppliers and pipeline service providers, supplies are adequate to meet its system natural gas requirements for the next five years.

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

UTILITY SERVICES

    Utility Services is a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as interior industrial electrical, exterior lighting and traffic signalization. Utility Services has engineering, design and build capability and provides related specialty equipment manufacturing, sales and rental services. These services are provided to electric, gas and telecommunication companies along with municipal, commercial and industrial entities throughout most of the United States.

    During 2001, the company acquired utility services businesses based in Missouri and Oregon. None of these acquisitions was individually material to the company.

    Utility Services operates in a highly competitive business environment. Most of Utility Services' work is obtained on the basis of competitive bids or by negotiation of either cost plus or fixed price contracts. The workforce and equipment are highly mobile, providing greater flexibility in the size and location of Utility Services' market area. Competition is based primarily on price and reputation for quality, safety and reliability. The size and area location of the services provided will be a factor in the number of competitors that Utility Services will encounter on any particular project. Utility Services believes that the diversification of the services it provides will enable it to effectively operate in this competitive environment.

    Utilities and independent contractors represent the largest customer base. Accordingly, utility and sub-contract work accounts for a significant portion of the work performed by the utility services segment and the amount of construction contracts is dependent to a certain extent on the level and timing of maintenance and construction programs undertaken by customers. Utility Services relies on repeat customers and strives to maintain successful long-term relationships with these customers.

    Construction and maintenance crews are active year round.
However, activity in certain locations may be seasonal in nature due to the effects of weather.

    Utility services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2001, Utility Services owned or leased offices in 10 states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. At December 31, 2001, Utility Service's net plant investment was approximately $45.2 million.

    The utility services segment backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that it expects to provide under other master agreements. The backlog at January 31, 2002 was approximately $142 million. The company expects to complete a significant amount of the backlog during the year ending December 31, 2002. Due to the nature of its contractual arrangements, in many instances the company's customers are not committed to the specific volumes of services to be purchased under a contract, but rather the company is committed to perform these services if and to the extent requested by the customer. The customer is, however, obligated to obtain these services from the company if they are not performed by the customer's employees. Therefore, there can be no assurance as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.

PIPELINE AND ENERGY SERVICES

General --

    Williston Basin, the principal regulated business of WBI Holdings, owns and operates over 3,400 miles of transmission, gathering and storage lines and owns or leases and operates 24 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers.

    At December 31, 2001, Williston Basin's net plant investment was approximately $158.2 million.

    WBI Holdings owns and operates gathering facilities in Colorado, Kansas, Montana and Wyoming. These facilities include approximately 1,500 miles of field gathering lines and 84 owned compression facilities some of which interconnect with Williston Basin's system. A one-sixth interest in the assets of various offshore gathering pipelines and associated onshore pipeline and related processing facilities are also owned by WBI Holdings.

    WBI Holdings, through its energy services businesses, provides natural gas purchase and sales services to large end users, local distribution companies and other marketers. Energy services transacts a significant portion of its business in the Northern Plains and Rocky Mountain regions of the United States. In 2001, the company sold the majority of its Kentucky-based energy marketing operations that served customers in the southern and central portions of the United States. Energy services provides installation sales and/or leasing of alternate energy delivery systems, primarily propane air plants, as well as providing energy efficiency product sales and installation services to large end users.

    Energy services also owns a cable and pipeline surveying and locating company. This company provides products and services which are an integral part of the ongoing reliability of the submerged cable and pipeline infrastructure. In 2001, a manufacturer and reseller of on-land, hand-held equipment used for locating and identifying underground metal objects, utility systems and water distribution system leaks was acquired.

    Under the Natural Gas Act, as amended, Williston Basin and certain other operations of WBI Holdings are subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters.

System Demand and Competition --

    Williston Basin competes with several pipelines for its customers' transportation business and at times may discount rates in an effort to retain market share. However, the strategic location of Williston Basin's system near five natural gas producing basins and the availability of underground storage and gathering services provided by Williston Basin and affiliates along with interconnections with other pipelines serve to enhance Williston Basin's competitive position.

    Although a significant portion of Williston Basin's firm customers, which include Montana-Dakota, have relatively secure residential and commercial end-users, virtually all have some price-sensitive end-users that could switch to alternate fuels.

    Williston Basin transports substantially all of Montana-Dakota's natural gas utilizing firm transportation agreements, which at December 31, 2001, represented 84 percent of Williston Basin's currently subscribed firm transportation capacity. In October 2001, Montana-Dakota executed a firm transportation agreement with Williston Basin for a term of five years expiring in June 2007. In addition, in July 1995, Montana-Dakota entered into a 20-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

    On November 30, 2001, Williston Basin filed for regulatory approval to build a 247-mile, 16-inch natural gas pipeline that would span sections of Wyoming, Montana, and North Dakota. The pipeline would transport natural gas from developing coalbed and conventional natural gas production in central Wyoming and south central Montana to interconnecting pipelines. Depending upon the timing of the receipt of the necessary regulatory approval, construction completion could occur as early as late 2002 to mid-2003.

System Supply --

    Williston Basin's underground storage facilities have a certificated storage capacity of approximately 353 billion cubic feet (Bcf), including 193 Bcf of working gas capacity, 85 Bcf of cushion gas and 75 Bcf of native gas. The native gas includes 29 Bcf of recoverable gas. Williston Basin's storage facilities enable its customers to purchase natural gas at more uniform daily volumes throughout the year and, thus, facilitate meeting winter peak requirements.

    Natural gas supplies from traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from non-traditional, off-system sources. The company's coalbed natural gas assets in the Powder River Basin are expected to meet some of these supply needs. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Williston Basin will continue to look for opportunities to increase transportation and storage services through system expansion or other pipeline interconnections or enhancements which could provide substantial future benefits.

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

    Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to the pending regulatory proceeding. Williston Basin, in the fourth quarter of 2000, determined that reserves it had previously established for certain regulatory proceedings, prior to the proceeding filed in 1999, exceeded its expected refund obligation and, accordingly, reversed reserves and recognized in income $6.7 million after-tax. Williston Basin, in the second quarter of 1999, determined that reserves it had previously established in relation to a 1992 general natural gas rate change application and the 1995 general rate increase application exceeded its expected refund obligation and, accordingly, reversed reserves and recognized in income $4.4 million after-tax. Williston Basin believes that its remaining reserves are adequate based on its assessment of the ultimate outcome of the application filed in December 1999.

Environmental Matters --

    WBI Holdings' pipeline and energy services' operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. WBI Holdings believes it is in substantial compliance with those regulations.

NATURAL GAS AND OIL PRODUCTION

General --

    Fidelity Exploration & Production Company (Fidelity), a direct wholly owned subsidiary of WBI Holdings, is involved in the acquisition, exploration, development and production of natural gas and oil resources. Fidelity's activities include the acquisition of producing properties with potential development opportunities, exploratory drilling and the operation and development of natural gas production properties. Fidelity shares revenues and expenses from the development of specified properties located primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico in proportion to its interests.

    Fidelity owns in fee or holds natural gas leases for the properties it operates in Colorado, Montana, North Dakota and Wyoming. These rights are in the Bonny Field located in eastern Colorado, the Cedar Creek Anticline in southeastern Montana and southwestern North Dakota, the Bowdoin area located in north-central Montana and in the Powder River Basin of Wyoming and Montana.

    Fidelity continues to seek additional reserve and production opportunities through the direct acquisition of producing properties and through exploratory drilling opportunities, as well as development of its existing properties. Future growth is dependent upon its continuing success in these endeavors.

Operating Information --

    Information on natural gas and oil production, average realized prices and production costs per net equivalent Mcf related to natural gas and oil interests for 2001, 2000 and 1999, are as follows:

                                          2001     2000     1999
Natural Gas:
  Production (MMcf)                     40,591   29,222   24,652
  Average realized price                 $3.78    $2.90    $1.94
Oil:
  Production (000's of barrels)          2,042    1,882    1,758
  Average realized price                $24.59   $23.06   $15.34
Production costs, including taxes,
  per net equivalent Mcf                 $0.84    $0.77    $0.62

Well and Acreage Information --

  Gross and net productive well counts and gross and net developed and undeveloped acreage related to interests at December 31, 2001, are as follows:

                                                   Gross     Net
Productive Wells:
  Natural Gas                                      3,455    1,768
  Oil                                              3,095      164
    Total                                          6,550    1,932
Developed Acreage (000's)                          1,195      600
Undeveloped Acreage (000's)                          856      332

Exploratory and Development Wells --

  The following table shows the results of natural gas and oil wells drilled and tested during 2001, 2000 and 1999:

           Net Exploratory              Net Development
        Productive  Dry Holes  Total    Productive  Dry Holes  Total   Total
2001            19          1     20           532         60    592     612
2000             9          3     12           362          3    365     377
1999             1          2      3            70          2     72      75

    At December 31, 2001, there were seven gross wells in the process of drilling, all of which were development wells.

Environmental Matters --

    WBI Holdings' natural gas and oil production operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. WBI Holdings believes it is in substantial compliance with those regulations.

Reserve Information --

    Fidelity's recoverable proved developed and undeveloped natural gas and oil reserves approximated 324.1 Bcf and 17.5 million barrels, respectively, at December 31, 2001.

    For additional information related to natural gas and oil interests, see Notes 1 and 17 of Notes to Consolidated Financial
Statements.


CONSTRUCTION MATERIALS AND MINING

Construction Materials:

General --

    Knife River operates construction materials and mining businesses in Alaska, California, Hawaii, Minnesota, Montana, Oregon and Wyoming. These operations mine, process and sell construction aggregates (crushed stone, sand and gravel) and supply ready-mixed concrete for use in most types of construction, including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

    In addition, certain operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the sale of cement, various finished concrete products and other building materials and related construction services.

    During 2001, the company acquired several construction materials and mining businesses with operations in Hawaii, Minnesota and Oregon. None of these acquisitions was individually material to the company.

    Knife River's construction materials business has continued to grow since its first acquisition in 1992. Knife River continues to investigate the acquisition of other construction materials properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

    Knife River's construction materials business is expected to continue to benefit from the Transportation Equity Act for the 21st Century (TEA-21). TEA-21 represents an average increase in federal highway construction funding of approximately 48 percent for the six fiscal years ending 2003.

    The construction materials business had approximately $162 million in backlog in mid-February 2002, compared to approximately $126 million in mid-February 2001. The company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2002.

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

Coal:

General --

    In 2001, the company sold its coal operations to Westmoreland for $28.2 million in cash, including final settlement cost adjustments. For more information on the sale see Information contained in Item 7 -- Management's
Discussion and Analysis of Financial Condition and Results of Operations.

    During the last five years, Knife River mined and sold the following amounts of lignite coal:

                                 Years Ended December 31,
                          2001*   2000    1999    1998    1997
                                     (In thousands)

Tons  sold               1,171   3,111   3,236   3,113   2,375
Revenues               $12,303 $33,721 $34,841 $35,949 $27,906

* Coal operations were sold effective April 30, 2001.


Consolidated Construction Materials and Mining:

Environmental Matters --

    Knife River's construction materials and mining operations are subject to regulation customary for surface mining operations, including federal, state and local environmental and reclamation regulations. Except as what may be ultimately determined with regard to the issue described below, Knife River believes it is in substantial compliance with those regulations.

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

Reserve Information --

    As of December 31, 2001, the combined construction materials operations had under ownership or lease approximately 1.1 billion tons of recoverable aggregate reserves.

    As of December 31, 2001, Knife River had under ownership or lease, reserves of approximately 56.0 million tons of recoverable lignite coal.

ITEM 3.  LEGAL PROCEEDINGS

    In March 1997, 11 natural gas producers filed suit in North Dakota Southwest Judicial District Court (North Dakota District Court) against Williston Basin and the company. The natural gas producers had processing agreements with Koch Hydrocarbon Company
(Koch). Williston Basin and the company had natural gas purchase contracts with Koch. The natural gas producers alleged they were entitled to damages for the breach of Williston Basin's and the company's contracts with Koch although no specific damages were stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota Northwest Judicial District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota Northwest Judicial District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the company filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. The motions for summary judgment were granted by the North Dakota District Court in July 2000. On March 5, 2001, the North Dakota District Court entered a final judgment on the July 2000 order granting the motions for summary judgment. On May 4, 2001, the 11 natural gas producers appealed the North Dakota District Court's decision by filing a Notice of Appeal with the North Dakota Supreme Court. Oral argument was held before the North Dakota Supreme Court on December 12, 2001. Williston Basin and the company are awaiting a decision from the North Dakota Supreme Court.

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

    The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas,(State District Court) against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. In response to a motion filed by the defendants in this suit, the Judicial Panel on Multidistrict Litigation transferred the suit to the Federal District Court for inclusion in the pretrial proceedings of the Grynberg suit. Upon motion of plaintiffs, the case has been remanded to State District Court. On September 12, 2001, the defendants in this suit filed a motion to dismiss with the State District Court. The matter is currently pending.

    Williston Basin and Montana-Dakota believe the claims of Grynberg and Quinque are without merit and intend to vigorously contest these suits.

    In December 2000, MBI, an indirect wholly owned subsidiary of the company, was named by the United States Environmental Protection Agency (EPA) as a Potentially Responsible Party in connection with the cleanup of a commercial property site, now owned by MBI, and part of the Portland, Oregon, Harbor Superfund Site. For additional information regarding this issue, see Items 1 and 2 -- Business and Properties -- Construction Materials and Mining.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

    The company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU." The price range of the company's common stock as reported by The Wall Street Journal composite tape during 2001 and 2000 and dividends declared thereon were as follows:

                                                       Common
                             Common       Common        Stock
                            Stock Price  Stock Price   Dividends
                              (High)      (Low)        Per Share

2001
First Quarter                $ 35.76      $ 27.38       $   .22
Second Quarter                 40.37        31.38           .22
Third Quarter                  32.90        22.38           .23
Fourth Quarter                 28.30        23.00           .23
                                                        $   .90

2000
First Quarter                $ 21.44      $ 17.63       $   .21
Second Quarter                 23.25        20.38           .21
Third Quarter                  30.06        21.56           .22
Fourth Quarter                 33.00        27.44           .22
                                                        $   .86

    As of December 31, 2001, the company's common stock was held by approximately 14,000 stockholders of record.

    Between October 1, 2001 and December 31, 2001, the company issued 58,816 shares of Common Stock, $1.00 par value as partial consideration with respect to an acquisition in a prior period. The Common Stock issued by the company in this transaction was issued in private sales exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The holder is an accredited investor and acknowledged that it would hold the company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Selected Financial Data on pages 62 and 63 of the company's Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services, energy marketing and management services; Centennial Capital, which invests in domestic growth opportunities; and MDU International, which invests in international growth opportunities. Natural gas and oil production includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings, while construction materials and mining includes the results of Knife River's operations.

    Reference should be made to Items 1 and 2 -- Business and Properties, Item 3 -- Legal Proceedings and Notes to Consolidated
Financial Statements for information pertinent to various commitments and contingencies.

Overview

    The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the company's business segments.

                                        Years ended December 31,
                                       2001      2000        1999
Electric                            $  18.7   $  17.7     $  16.0
Natural gas distribution                 .7       4.8         3.2
Utility services                       12.9       8.6         6.5
Pipeline and energy services           16.4      10.5        21.0
Natural gas and oil production         63.2      38.6        16.2
Construction materials and mining      43.2      30.1        20.4
Earnings on common stock            $ 155.1   $ 110.3     $  83.3

Earnings per common share - basic   $  2.31   $  1.80     $  1.53

Earnings per common share - diluted $  2.29   $  1.80     $  1.52

Return on average common equity       15.3%     14.3%       13.9%

2001 compared to 2000

    Consolidated earnings for 2001 increased $44.8 million from the comparable period a year ago due to higher earnings from the natural gas and oil production, construction materials and mining, pipeline and energy services, utility services and electric businesses. Lower earnings at the natural gas distribution business partially offset the earnings increase.


2000 compared to 1999

    Consolidated earnings for 2000 increased $27.0 million from the comparable period a year ago due to higher earnings from the natural gas and oil production, construction materials and mining, utility services, electric and natural gas distribution businesses. Lower earnings at the pipeline and energy services business partially offset the earnings increase.

                 ________________________________

Financial and Operating Data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                          Years ended December 31,
                                         2001       2000       1999
Operating revenues:
  Retail sales                      $   137.3  $   134.5   $  130.9
  Sales for resale and other             31.5       27.1       24.0
                                        168.8      161.6      154.9
Operating expenses:
  Fuel and purchased power               57.4       54.1       51.8
  Operation and maintenance              45.6       42.5       41.6
  Depreciation, depletion and
    amortization                         19.5       19.1       18.4
  Taxes, other than income                7.6        7.1        7.4
                                        130.1      122.8      119.2

Operating income                    $    38.7  $    38.8   $   35.7

Retail sales (million kWh)            2,177.9    2,161.3    2,075.5
Sales for resale (million kWh)          898.2      930.3      943.5
Average cost of fuel and
  purchased power per kWh           $    .018  $    .016   $   .016


Natural Gas Distribution
                                          Years ended December 31,
                                         2001       2000       1999
Operating revenues:
  Sales                             $   251.3  $   229.2   $  154.1
  Transportation and other                4.1        3.9        3.6
                                        255.4      233.1      157.7
Operating expenses:
 Purchased natural gas sold             200.7      178.6      110.2
  Operation and maintenance              36.6       32.0       29.2
  Depreciation, depletion and
    amortization                          9.4        8.4        7.4
  Taxes, other than income                5.1        4.6        4.2
                                        251.8      223.6      151.0

Operating income                    $     3.6  $     9.5   $    6.7

Volumes (MMdk):
  Sales                                  36.5       36.6       30.9
  Transportation                         14.3       14.3       11.6
Total throughput                         50.8       50.9       42.5

Degree days (% of normal)               94.5%     100.4%      88.8%
Average cost of natural gas,
  including transportation
  thereon, per dk                   $    5.50  $    4.88   $   3.56


Utility Services

                                          Years ended December 31,
                                         2001       2000       1999

Operating revenues                  $   364.8  $   169.4   $   99.9

Operating expenses:
 Operation and maintenance              321.0      142.6       82.8
 Depreciation, depletion and
    amortization                          8.4        4.9        2.6
 Taxes, other than income                10.2        5.3        3.0
                                        339.6      152.8       88.4

Operating income                    $    25.2  $    16.6   $   11.5


Pipeline and Energy Services

                                          Years ended December 31,
                                         2001       2000       1999
Operating revenues:
  Pipeline                          $    87.1  $    77.4   $   69.6
  Energy services                       444.0      559.4      313.9
                                        531.1      636.8      383.5
Operating expenses:
  Purchased natural gas sold            433.5      548.3      301.5
  Operation and maintenance              47.1       39.1       28.2
  Depreciation, depletion and
    amortization                         14.3       15.3        8.2
  Taxes, other than income                5.8        5.3        5.0
                                        500.7      608.0      342.9

Operating income                    $    30.4  $    28.8   $   40.6

Transportation volumes (MMdk):
  Montana-Dakota                         34.1       30.6       31.5
  Other                                  63.1       56.2       46.6
                                         97.2       86.8       78.1

Gathering volumes (MMdk)                 61.1       41.7       19.8


Natural Gas and Oil Production

                                          Years ended December 31,
                                         2001       2000       1999
Operating revenues:
  Natural gas                       $   153.3  $    84.7   $   47.9
  Oil                                    50.2       43.4       26.9
  Other                                   6.3       10.2        3.6
                                        209.8      138.3       78.4
Operating expenses:
  Purchased natural gas sold              2.8        3.4        1.5
  Operation and maintenance              50.4       31.3       24.8
  Depreciation, depletion and
    amortization                         41.7       27.0       19.2
  Taxes, other than income               11.0       10.1        6.0
                                        105.9       71.8       51.5

Operating income                    $   103.9  $    66.5   $   26.9

Production:
  Natural gas (MMcf)                   40,591     29,222     24,652
  Oil (000's of barrels)                2,042      1,882      1,758

Average realized prices:
  Natural gas (per Mcf)             $    3.78  $    2.90   $   1.94
  Oil (per barrel)                  $   24.59  $   23.06   $  15.34


Construction Materials and Mining

                                          Years ended December 31,
                                         2001       2000       1999
Operating revenues:
  Construction materials            $   794.6  $   597.7   $  435.1
  Coal                                   12.3*      33.7       34.8
                                        806.9      631.4      469.9
Operating expenses:
  Operation and maintenance             673.1      526.0      397.9
  Depreciation, depletion and
    amortization                         46.6       36.2       26.0
  Taxes, other than income               15.7       12.4        7.6
                                        735.4      574.6      431.5

Operating income                    $    71.5  $    56.8   $   38.4

Sales (000's):
  Aggregates (tons)                    27,565     18,315     13,981
  Asphalt (tons)                        6,228      3,310      2,993
  Ready-mixed concrete
    (cubic yards)                       2,542      1,696      1,186
  Coal (tons)                           1,171*     3,111      3,236
______________________________
* Coal operations were sold effective April 30, 2001.

    Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expense are as follows: $113.2 million, $107.7 million and $5.5 million for 2001; $96.9 million, $96.0 million and $.9 million for 2000; and $64.5 million, $64.0 million and $.5 million for 1999, respectively.

2001 compared to 2000

Electric

    Electric earnings increased due to higher average realized sales for resale prices, decreased interest expense due to lower average borrowings, and insurance recovery proceeds related to a 2000 outage at an electric generating station. Higher operation and maintenance expense, primarily increased payroll expense and higher subcontractor costs, and increased fuel and purchased power costs, largely higher demand charge costs related to an extended maintenance outage at an electric power supplier's generating station, partially offset the earnings increase. Also partially offsetting the earnings increase were lower sales for resale volumes, and increased depreciation, depletion and amortization expense resulting from higher property, plant and equipment balances.

Natural Gas Distribution

    Earnings at the natural gas distribution business decreased as a result of lower sales volumes, largely the result of weather in the fourth quarter which was 22 percent warmer than a year ago, and higher operation and maintenance expenses, primarily increased payroll costs and higher bad debt expense. Lower average realized rates, return on natural gas storage, demand and prepaid commodity balances, and decreased service and repair margins also added to the earnings decline. Slightly offsetting the decline were decreased interest expense due to lower average borrowings, and earnings from a natural gas utility business acquired in July 2000. The pass-through of higher natural gas prices resulted in the increase in sales revenue and purchased natural gas sold.

Utility Services

    Utility services earnings increased as a result of earnings from businesses acquired since the comparable period last year, slightly higher operating margins from existing operations and decreased interest expense due to lower average interest rates. The earnings improvement was partially offset by higher selling, general and administrative costs.

Pipeline and Energy Services

    Earnings at the pipeline and energy services business increased due to higher transportation and gathering volumes at higher average rates at the pipeline. The absence in 2001 of an asset impairment recognized in 2000 in the amount of $3.9 million after-tax at one of the company's energy services companies and the net effect of the sale in 2001 of certain smaller nonstrategic properties at the pipeline also added to the earnings increase. In addition, higher natural gas sales margins at energy services added to the earnings increase. Partially offsetting the earnings increase were the absence in 2001 of a 2000 $6.7 million after-tax reserve revenue adjustment and resulting increase to income relating to certain regulatory proceedings, prior to the proceeding filed in 1999, and higher operation and maintenance expense. The write-off of an investment in a software development company of $699,000 (after-tax) and expenses incurred for corporate development costs in connection with the pursuit of electric generation opportunities in Brazil also partially offset the earnings increase. The higher operation and maintenance expense was due primarily to increased compressor-related expenses in connection with the expansion of the gathering systems. The decrease in energy services revenue and the related decrease in purchased natural gas sold resulted from decreased energy marketing sales volumes at certain energy services operations that were sold in 2001.

Natural Gas and Oil Production

    Natural gas and oil production earnings increased largely due to higher natural gas and oil production of 39 percent and 9 percent since last year, respectively, combined with increased realized natural gas and oil prices which were 30 percent and 7 percent higher than last year, respectively. The higher production was largely the result of a natural gas property acquisition in April 2000 and the ongoing development of that property as well as existing properties. Also adding to the earnings increase was lower interest expense, a result of lower debt balances combined with lower average rates. Partially offsetting the earnings improvement were increased operation and maintenance expense, mainly higher lease operating expenses and higher general and administrative costs. Increased depreciation, depletion and amortization expense due to higher production volumes and higher rates, and lower sales volumes of inventoried natural gas also partially offset the earnings increase. Hedging activities for natural gas and oil production for 2001 resulted in realized prices that were 101 percent and 104 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

    Earnings for the construction materials and mining business increased largely due to earnings from businesses acquired since the comparable period last year and increases at existing asphalt, aggregate, cement and ready-mixed concrete construction materials operations. Also adding to the earnings increase was a one-time gain from the sale of the coal operations of $10.3 million ($6.2 million after-tax, including final settlement cost adjustments), included in other income - net, as discussed in
Note 10 of Notes to Consolidated Financial Statements, partially offset by lower coal sales volumes due primarily to four months of operations in 2001 compared to 12 months in 2000. Also partially offsetting the earnings increase were lower construction margins, largely resulting from increased competition and less available work, and the absence in 2001 of a 2000 gain of $1.2 million after-tax on the sale of a nonstrategic property. Increased interest expense due to higher acquisition-related borrowings, higher depreciation, depletion and amortization expense due to increased plant balances, and higher selling, general and administrative costs also partially offset the earnings improvement.

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

Natural Gas Distribution

    Earnings improved at the natural gas distribution business largely due to higher weather-related retail sales volumes resulting from weather in the fourth quarter which was 46 percent colder than the same period in 1999.
Increased service and repair margins, earnings from Great Plains, which was acquired in July 2000, and higher transportation volumes also added to the earnings increase. Increased depreciation, depletion and amortization expense, due to higher property, plant and equipment balances, and lower average realized transportation rates, partially offset the earnings increase.

Utility Services

    Utility services earnings increased as a result of earnings from businesses acquired since the comparable period in 1999, higher work load in the Rocky Mountain region, primarily related to fiber optic installation projects, and increases from engineering services. This increase was somewhat offset by decreased construction activity for utilities on the West Coast, largely the result of utility merger activity and the California energy crisis.

Pipeline and Energy Services

    Pipeline and energy services earnings decreased primarily due to the absence in 2000 of a 1999 $4.4 million after-tax reserve revenue adjustment and resulting increase to income associated with FERC orders received in the 1992 and 1995 general rate proceedings, the recognition in 1999 of a $3.9 million after-tax reserve adjustment and resulting increase to income relating to the resolution of certain production tax and other state tax matters, and the recognition in income in 1999 of $1.7 million after-tax resulting from a favorable order received from the United States Court of Appeals for the D.C. Circuit Court relating to the 1992 general rate proceeding. An asset impairment charge of $3.9 million after-tax in 2000 at one of the company's energy services companies also lowered earnings. In addition, higher bad debt expense and lower natural gas margins from energy services, and higher operation and maintenance expenses at the pipeline, largely higher compressor-related expenses and payroll costs, contributed to the decline in earnings. Partially offsetting the decline in earnings was the recognition in 2000 of a $6.7 million after-tax reserve revenue adjustment and resulting increase to income relating to certain regulatory proceedings, as previously discussed. Higher natural gas transportation volumes combined with higher average transportation rates and increased gathering volumes at the pipeline also partially offset the earnings decline. The increase in energy services revenue and the related increase in purchased natural gas sold resulted from significantly higher natural gas prices and increased volumes.

Natural Gas and Oil Production

    Natural gas and oil production earnings increased primarily due to significantly higher realized natural gas and oil prices. Higher natural gas and oil production due to acquisitions since the comparable period in 1999 and ongoing development of existing properties, along with increased other revenue due to higher sales of inventoried natural gas, added to the earnings increase. Partially offsetting the earnings improvement were increased depreciation, depletion and amortization expense, due to higher production volumes and higher rates, and increased operation and maintenance expense, mainly from higher lease operating expenses and higher general and administrative costs due primarily to acquisitions, and increased maintenance on existing properties. Increased interest expense due to higher average borrowings and interest rates also partially offset the earnings increase. Hedging activities for natural gas and oil production for 2000 resulted in realized prices that were 87 percent and 82 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

    Construction materials and mining earnings increased largely due to the absence in 2000 of $5.6 million in after-tax charges to earnings in 1999, the result of the resolution of the coal arbitration proceeding. Higher earnings at the construction materials operations as a result of earnings from businesses acquired since the comparable period in 1999, higher aggregate, ready-mixed concrete and cement volumes at existing operations and a gain of $1.2 million after-tax on the sale of a nonstrategic property also added to the earnings improvement. Increased interest expense resulting from higher acquisition-related borrowings, higher selling, general and administrative costs, higher energy costs and increased depreciation, depletion and amortization expense due to increased aggregate volumes and increased plant balances, partially offset the earnings improvement at the construction materials operations.

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

    In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the company to differ materially from those discussed in forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation and availability of economic supplies of natural gas. Other important factors include the level of governmental expenditures on public projects and the timing of such projects, changes in anticipated tourism levels, the effects of competition (including but not limited to electric retail wheeling and transmission costs and prices of alternate fuels and system deliverability costs), natural gas and oil commodity prices, drilling successes in natural gas and oil operations, the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves, ability to acquire natural gas and oil properties, the availability of economic expansion or development opportunities, and political, regulatory and economic conditions and changes in currency rates in foreign countries where the company does business.

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

Prospective Information

    The following information includes highlights of the key growth strategies, projections and certain assumptions for the company over the next few years and other matters for the company for each of its six business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Safe Harbor for Forward-looking Statements. Changes in such assumptions and factors could cause actual future results to differ materially from the company's targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- Earnings per share, diluted, for 2002 are projected in the $2.05 to $2.30 range. Excluding the benefit of the compromise agreement discussed in Note 18 of Notes to Consolidated Financial Statements, earnings per share from operations are projected to be in the approximate range of $1.85 to $2.10.

- The company expects the percentage of 2002 earnings per share from operations, excluding the benefit of the compromise agreement, by quarter to be in the following approximate ranges:

  -    First Quarter:  10 to 15 percent
  -    Second Quarter: 20 to 25 percent
  -    Third Quarter:  35 to 40 percent
  -    Fourth Quarter: 25 to 30 percent

- The company's long-term growth goals on compound annual earnings per share from operations are in the range of 10 percent to 12 percent. However, the general weakening of the economy has added uncertainty in the ability of the company to achieve this goal particularly in the early years of the planning cycle.

- The company expects to issue and sell equity from time to time to keep its debt at the nonregulated businesses at no more than 40 percent of total capitalization.

- The company estimates that the benefit resulting solely from the discontinuance of goodwill amortization would be 5 to 6 cents per common share in 2002.

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

- The North Dakota Public Service Commission (NDPSC) has authorized its Staff to initiate an investigation into the earnings levels of Montana-Dakota's North Dakota electric operations based on Montana-Dakota's 2000 Annual Report to the NDPSC. The investigation is based on a complaint filed with the NDPSC on September 7, 2001, by the Staff. The complaint alleges that Montana-Dakota's annual revenues should be reduced by $9.2 million, or approximately 11 percent, due to the company earning above its authorized rate of return. The company is unable to predict the outcome of the investigation at this time, but does not expect the final resolution to be material to its results of operations.

- Due to growing electric demand, a 40-megawatt gas turbine power plant may be added in the three to five year planning horizon.

- Currently, the company is working with the state of North
  Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota. The first preliminary decision is expected in December 2002.

Natural gas distribution

- Annual natural gas throughput for 2002 is expected to be approximately 58 million decatherms, with about 40 million decatherms from sales and 18 million decatherms from transportation.

Utility services

- Revenues for this segment are expected to exceed $500 million in 2002.

- This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 20 percent to 25 percent over the next five years. However, the general weakening of the economy has added uncertainty in the ability of the company to achieve this goal particularly in the early years of the planning cycle.

Pipeline and energy services

- In 2002, natural gas throughput from this segment, including both transportation and gathering, is expected to increase by approximately 10 percent.

- A 247-mile pipeline to transport additional gas to market and enhance the use of the company's storage facilities is currently under regulatory review. Depending upon the timing of the receipt of the necessary regulatory approval, construction completion could occur as early as late 2002 to mid-2003.

- The company continues to pursue electric generation opportunities in Brazil. These projects are targeted toward a niche market where the company expects to provide energy on a contract basis in order to reduce risk. The first project, a 200-megawatt natural gas-fired generating facility, is planned to begin production during the second quarter of 2002.

- On February 5, 2002, Centennial Power, Inc., an indirect wholly owned subsidiary of the company, announced the acquisition of Rocky Mountain Power, Inc. The acquisition enables the company to construct a 113-megawatt, coal-fired electric generation facility (Plant) near Hardin, Montana. The Plant is expected to enter commercial operation in 2003.

Natural gas and oil production

- Combined natural gas and oil production at this segment is expected to be approximately 30 percent higher in 2002 than in 2001.

- Natural gas prices in the Rocky Mountain region for February through December 2002, reflected in the company's 2002 earnings estimates, are in the range of $2.25 to $2.75 per Mcf. The company's estimates for natural gas prices on the NYMEX for February through December 2002, reflected in the company's 2002 earnings estimates, are in the range of $2.75 to $3.25 per Mcf. During 2001, more than half of this segment's natural gas production was priced using Rocky Mountain prices.

- NYMEX crude oil prices, reflected in the company's 2002 earnings estimates, are in the range of $20 to $24 per barrel for 2002.

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

Construction materials and mining

- Excluding the effects of potential future acquisitions, aggregate volumes are expected to increase by approximately 5 percent to 10 percent in 2002 and asphalt and ready-mixed concrete volumes are expected to remain high at levels comparable to 2001.

- This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 10 percent to 20 percent over the next five years. However, the general weakening of the economy has added uncertainty in the ability of the company to achieve this goal particularly in the early years of the planning cycle.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141, "Business Combinations"(SFAS No. 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). For further information on SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144, see Note 1 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

    The company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The company's significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. The company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. As discussed below the company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The company's critical accounting policies include:

Impairment of long-lived assets and intangibles

    The company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill as required by SFAS No. 142. Unforeseen events and changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of the company's assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

Impairment testing of natural gas and oil properties

    The company uses the full-cost method of accounting for its natural gas and oil production activities as discussed in Note 1 of Notes to Consolidated Financial Statements. The full-cost method of accounting requires judgments and uncertainties including specific point in time natural gas and oil prices used for valuing reserves and estimates of reserves. Sustained downward movements in natural gas and oil prices and changes in estimates of reserve quantities could result in a future write-down of the company's natural gas and oil properties.

Revenue recognition

    Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is probable. The company's revenue recognition policy is discussed in Note 1 of Notes to Consolidated Financial Statements. The recognition of revenue in conformity with accounting principles generally accepted in the United States requires the company to make estimates and assumptions that affect the reported amounts of revenue. Estimates related to the recognition of revenue include the accumulated provision for revenues subject to refund, natural gas and oil revenues and costs on construction contracts under the percentage-of-completion method. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Derivatives

    The company has cash flow hedging instruments comprised of natural gas and oil price swap agreements. The company accounts for its cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (all such statements hereinafter referred to as SFAS No. 133) and records the fair value of the instruments on the balance sheet. The objective for holding the natural gas and oil price swap agreements is to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the company's forecasted sale of natural gas and oil production. For more information on the company's derivative instruments see Note 3 of Notes to Consolidated Financial Statements. Material changes to the company's results of operations could occur if the hedging instrument is not highly effective in achieving offsetting cash flows attributable to the hedged risk. The fair value of the derivative instruments is based on valuations determined by the counterparties. Changes in counterparty valuation assumptions and estimates could cause a material effect on the company's financial position or results of operations.

Purchase accounting

    The company accounts for its acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. The remaining values are based on management's judgments and estimates, and accordingly, the company's financial position or results of operations may be affected by changes in estimates and judgments.

Accounting for the effects of regulation

    Substantially all of the company's regulatory assets, other than certain deferred income taxes, are being reflected in rates charged to customers in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71). If, for any reason, the company's regulated businesses cease to meet the criteria for application of SFAS No. 71 for all or part of their operations, the regulatory assets and liabilities relating to those portions ceasing to meet such criteria would be removed from the balance sheet and included in the statement of income as an extraordinary item in the period in which the discontinuance of SFAS No. 71 occurs. Consequently, the discontinuance of SFAS No. 71 could have a material effect on the company's results of operations.

Liquidity and Capital Commitments

Cash flows

Operating activities --

    Cash flows from operating activities in 2001 increased
$141.6 million compared to 2000, primarily due to an increase in net income of $44.8 million, and higher depreciation, depletion and amortization expense of $29.0 million, largely the result of increased acquisition-related property, plant and equipment balances. Also adding to the increase in operating cash flows was the increase in cash from changes in working capital items of $95.9 million. This increase was primarily due to the sale of certain energy services operations and lower natural gas prices.

    In 2000, cash flows from operating activities increased $52.1 million compared to 1999, primarily due to an increase in net income of $26.9 million, and higher depreciation, depletion and amortization expense of $29.1 million, largely the result of increased acquisition-related property, plant and equipment balances. Also adding to the increase in operating cash flows was an increase in deferred income taxes of $20.8 million. Offsetting these increases in cash flows was an increase in the cash used in working capital items of $27.7 million, which was primarily caused by increased natural gas prices and higher natural gas marketing sales.

Investing activities --

    Cash flows used in investing activities in 2001 decreased $49.0 million compared to 2000, primarily the result of a decrease in net capital expenditures of $67.2 million, partially offset by an increase in notes receivables of $18.8 million. Net capital expenditures exclude the following noncash transactions related to acquisitions: issuance of the company's equity securities in 2001 and 2000 and the conversion of a note receivable to purchase consideration in 2000.

    The cash flows used in investing activities in 2000 increased $208.2 million compared to 1999, largely the result of an increase of $244.0 million in net capital expenditures, slightly offset by a decrease in notes receivables of $30.9 million. Net capital expenditures exclude the following noncash transactions related to acquisitions: issuance of the company's equity securities in 2000 and 1999 and the conversion of a note receivable to purchase consideration in 2000.

Financing activities --

    Financing activities resulted in a decrease in cash flows for 2001 of $144.3 million compared to 2000. This decrease was largely due to the increase of the repayment of long-term debt of $85.7 million, and the decrease of the issuance of long-term debt of $69.9 million. Partially offsetting the decrease was an increase in proceeds from issuance of common stock of $19.9 million.

    Financing activities resulted in an increase in cash flows for 2000 of $76.8 million compared to 1999. This increase resulted primarily from an increase in proceeds from issuance of common stock of $44.1 million and an increase in the issuance of long-term debt of $37.6 million. This increase was partially offset by an increase in the repayment of long-term debt of $10.6 million.

Capital expenditures

    The company's capital expenditures (in millions) for 1999 through 2001 and as anticipated for 2002 through 2004 are summarized in the following table, which also includes the company's capital needs for the retirement of maturing long-term debt and preferred stock.

        Actual                                             Estimated*
  1999    2000    2001  Capital expenditures:         2002    2003    2004
$ 18.2  $ 15.8  $ 14.4   Electric                   $ 19.8  $ 21.7  $ 34.2
   9.2    21.3    14.7   Natural gas distribution     10.0    14.2    10.4
  16.1    42.6    70.2   Utility services             68.6    68.2    70.7
                         Pipeline and energy
  35.1    69.0    51.0    services                   169.9   125.1   102.5
                         Natural gas and oil
  64.3   173.5   118.7    production                 122.3   122.6   129.2
                         Construction materials
 105.1   218.7   170.6    and mining                 154.1    90.8   132.0
 248.0   540.9   439.6                               544.7   442.6   479.0
                        Net proceeds from sale or
 (16.6)  (11.0)  (51.6)  disposition of property      (2.7)   (2.2)   (1.1)
 231.4   529.9   388.0  Net capital expenditures     542.0   440.4   477.9

                        Retirement of long-term
  18.8    29.4   115.2   debt and preferred stock     11.2   266.9    22.0
$250.2  $559.3  $503.2                              $553.2  $707.3  $499.9

*The estimated 2002 through 2004 capital expenditures reflected in the above table include potential future acquisitions. The company continues to evaluate potential future acquisitions; however, these acquisitions are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the above estimates.

    Capital expenditures for 2001, 2000 and 1999, related to acquisitions, in the preceding table include the following noncash transactions: issuance of the company's equity securities of $57.4 million in 2001; issuance of the company's equity securities and the conversion of a note receivable to purchase consideration of $132.1 million in 2000; and issuance of the company's equity securities of $77.5 million in 1999.

    In 2001, the company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Hawaii, Minnesota and Oregon; utility services businesses in Missouri and Oregon; and an energy services company specializing in cable and pipeline locating and tracking systems. The total purchase consideration for these businesses, consisting of the company's common stock and cash, was $170.1 million.

    The 2001 capital expenditures, including those for the previously mentioned acquisitions, and retirements of long-term debt and preferred stock, were met from internal sources, the issuance of long-term debt and the company's equity securities. Capital expenditures for the years 2002 through 2004 include those for system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, land and building improvements, pipeline and gathering expansion projects, the further enhancement of natural gas and oil production and reserve growth, power generation opportunities and for potential future acquisitions and other growth opportunities. The company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures and retirements of long-term debt and preferred stock for the years 2002 through 2004 will be met from various sources. These sources include internally generated funds, the company's $40 million revolving credit and term loan agreement, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities. At December 31, 2001, $25.0 million under the revolving credit and term loan agreement was outstanding.

Capital resources

    Centennial has a revolving credit agreement (Centennial credit agreement) with various banks that supports Centennial's $350 million commercial paper program (Centennial commercial paper program). There were no outstanding borrowings under the Centennial credit agreement at December 31, 2001. Under the Centennial commercial paper program, $219.7 million was outstanding at December 31, 2001. The Centennial commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 27, 2002, on an annual basis.

    Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $300 million.
Under the master shelf agreement, $210 million was outstanding at December 31, 2001.

    MDU International has a credit agreement, which expires on June 30, 2002, that allows for borrowings up to $50 million.
There were no outstanding borrowings under this credit agreement at December 31, 2001.

    The company has unsecured short-term lines of credit from a number of banks totaling $60 million that allow the company to borrow under the lines and/or provide credit support for the company's commercial paper program. There were no outstanding borrowings under the company's lines of credit or the company's commercial paper program at December 31, 2001. The company intends to renew these lines of credit on an annual basis.

    On December 31, 2001, the company reported the sale of 189,689 shares of the company's common stock to Ensign Peak Advisors, Inc. (Ensign) and 379,376 shares of the company's common stock to Carlson Capital, L.P. (Carlson), pursuant to purchase agreements by and between the company and Ensign and Carlson. The company received total proceeds from these sales of $15 million. These proceeds were used for refunding outstanding debt obligations.

    The company's goal is to maintain acceptable credit ratings under its credit agreements and individual bank lines of credit in order to access the capital markets through the issuance of commercial paper. If the company were to experience a minor downgrade of its credit rating, the company would not anticipate any change in its ability to access the capital markets.
However, in such event, the company would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If the company were to experience a significant downgrade of its credit ratings, which the company does not currently anticipate, it may need to borrow under its committed bank lines.

    Borrowing under its committed bank lines would be expected to increase annualized interest expense on its variable rate debt by approximately $1 million (after-tax) for the calendar year 2002 based on December 31, 2001 variable rate borrowings. Based on the company's overall interest rate exposure at December 31, 2001, this change would not have a material affect on the company's results of operations.

    On an annual basis, the company negotiates the placement of the Centennial credit agreement and its individual bank lines of credit that provide credit support to access the capital markets. In the event the company were unable to successfully negotiate the bank credit facilities, or in the event the fees on such facilities became too expensive, which the company does not currently anticipate, the company would seek alternative funding. One source of alternative funding might involve the securitization of certain company assets.

    In order to borrow under the company's credit facilities, the company must be in compliance with the applicable covenants and certain other conditions. The company is in compliance with these covenants and meets the required conditions at December 31, 2001. In the event the company does not comply with the applicable covenants and other conditions, the company may need to pursue alternative sources of funding as previously discussed.

    The company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 2001, the company could have issued approximately $305 million of additional first mortgage bonds.

    The company's coverage of fixed charges including preferred dividends was 5.3 times and 4.1 times for 2001 and 2000, respectively. Additionally, the company's first mortgage bond interest coverage was 8.5 times in 2001 compared to 8.3 times in 2000. Common stockholders' equity as a percent of total capitalization was 58 percent and 54 percent at December 31, 2001 and 2000, respectively.

Contractual obligations and commercial commitments

    For more information on the company's contractual obligations on long-term debt, operating leases and purchase commitments, see Notes 6 and 15 of Notes to Consolidated
Financial Statements. At December 31, 2001, the company's commitments under these obligations were as follows:


                    2002    2003    2004    2005    2006  Thereafter    Total
                                    (In millions)

Long-term debt    $ 11.1  $266.8   $21.9  $ 70.2  $ 85.2      $339.6 $  794.8
Operating leases    17.4    14.3    11.0     8.3     6.3        25.1     82.4
Purchase
  commitments      108.8    53.1    46.9    39.2    33.2       126.5    407.7

                  $137.3  $334.2   $79.8  $117.7  $124.7      $491.2 $1,284.9

    The company has certain financial guarantees outstanding at December 31, 2001. These consisted largely of guarantees on obligations and loans on the natural gas-fired power plant project in the Brazilian state of Ceara. For more information on these guarantees, see Notes 10 and 15 of Notes to Consolidated Financial Statements. These guarantees as of December 31, 2001, are approximately $20.6 million for 2002.

Effects of Inflation

    Inflation did not have a significant effect on the company's operations in 2001, 2000 or 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The company is exposed to the impact of market fluctuations associated with commodity prices and interest rates. The company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

Commodity price risk --

    The company utilizes natural gas and oil price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the company's forecasted sales of natural gas and oil production.

    The company's policy allows the use of derivative instruments as part of an overall energy price management program to efficiently manage and minimize commodity price risk. The company's policy prohibits the use of derivative instruments for speculating to take advantage of market trends and conditions and the company has procedures in place to monitor compliance with its policies. The company is exposed to credit-related losses in relation to hedged derivative instruments in the event of nonperformance by counterparties. The company has policies and procedures, which management believes minimize credit-risk exposure. These policies and procedures include an evaluation of potential counterparties' credit ratings, credit exposure limitations and settlement of natural gas and oil price swap agreements monthly. Accordingly, the company does not anticipate any material effect to its financial position or results of operations as a result of nonperformance by counterparties.

    Upon the adoption of SFAS No. 133, the company recorded the fair market value of the natural gas and oil price swap agreements on the company's Consolidated Balance Sheets. On an ongoing basis, the company adjusts its balance sheet to reflect the current fair market value of its swap agreements. The related gains or losses on these agreements are recorded in common stockholders' equity as a component of other comprehensive income (loss). At the date the underlying transaction occurs, the amounts accumulated in other comprehensive income (loss) are reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in earnings.

    The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of the company, as of December 31, 2001. These agreements call for the subsidiaries to receive fixed prices and pay variable prices.

                     (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreement maturing
    in 2002                  $  4.34        1,150          $1,878


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2002         $ 24.96          405          $1,789


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

                     (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2001                  $ 4.45         5,461       $ (12,311)


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

Interest rate risk --

    The company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the company to market risk related to changes in interest rates. The company manages this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. The company has also historically used interest rate swap agreements to manage a portion of the company's interest rate risk and may take advantage of such agreements in the future to minimize such risk. The company also has outstanding 14,000 shares of 5.10% Series preferred stock subject to mandatory redemption as of December 31, 2001. The company is obligated to make annual sinking fund contributions to retire the preferred stock and pay cumulative preferred dividends at a fixed rate of 5.10 percent. The table below shows the amount of debt, including current portion, and related weighted average interest rates, by expected maturity dates and the aggregate annual sinking fund amount applicable to preferred stock subject to mandatory redemption and the related dividend rate, as of December 31, 2001. Weighted average variable rates are based on forward rates as of December 31, 2001.

                                                                                Fair
                        2002    2003   2004   2005   2006  Thereafter  Total   Value
                                        (Dollars in millions)
Long-term debt:
  Fixed rate           $11.1  $ 47.3  $21.9  $70.2  $85.2    $339.6   $575.3  $672.3
  Weighted average
    interest rate        7.2%    6.0%   6.6%   8.0%   6.5%      7.5%     7.2%      -

   Variable rate           -  $219.5      -      -      -         -   $219.5  $222.4
   Weighted average
    interest rate          -     2.4%     -      -      -         -      2.4%      -

 Preferred stock
  subject to mandatory
  redemption           $  .1  $   .1  $  .1  $  .1  $  .1    $   .9   $  1.4  $   .9
 Dividend rate           5.1%    5.1%   5.1%   5.1%   5.1%      5.1%     5.1%      -

    For further information on derivative instruments and fair value of other financial instruments, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

Foreign currency risk --

    The company has an investment in a Brazilian project as discussed in Note 10 of Notes to Consolidated Financial Statements. This project involves foreign currency exchange rate risk. The company intends to manage this risk through a variety of risk mitigation measures, including specific contractual provisions and currency hedging. As of December 31, 2001, the company does not believe it had a material exposure to foreign currency risk attributable to this investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Pages 33 through 61 of the company's
Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    Reference is made to Page 32 of the company's Annual Report, which is incorporated herein by reference.


                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Pages 2 through 6 and 16 through 17 of the company's Proxy Statement dated March 8, 2002 (Proxy
Statement), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to Pages 8 through 13 and 19 of the Proxy
Statement, which is incorporated herein by reference with the exception of the compensation committee report on executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to Page 18 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits.

    Index to Financial Statements and Financial Statement
    Schedules
                                                           Page
    1.  Financial Statements:

        Report of Independent Public Accountants            *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 2001                                 *
        Consolidated Balance Sheets at December 31,
          2001 and 2000                                     *
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the
          period ended December 31, 2001                    *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 2001                                 *
        Notes to Consolidated Financial Statements          *

    2.  Financial Statement Schedules:
        Report of Independent Public Accountants on
          Financial Statement Schedule                      **
        Schedule II - Consolidated Valuation and
          Qualifying Accounts for the Years Ended
          December 31, 2001, 2000 and 1999                  **

        All other schedules are omitted
        because of the absence of the conditions under which they are required, or because the information required is included in the company's Consolidated Financial Statements and Notes thereto.

 * The Consolidated Financial Statements listed in the above index which are included in the company's Annual Report to Stockholders for 2001 are hereby incorporated by reference. With the exception of the pages referred to in Items 6, 8 and 9, the company's Annual Report to Stockholders for 2001 is not to be deemed filed as part of this report.

**  Filed herewith.

3.  Exhibits:
         3(a)  Restated Certificate of Incorporation of
               the company, as amended to date, filed as
               Exhibit 3(a) to Form 10-Q for the quarter
               ended June 30, 1999, in File No. 1-3480      *
         3(b)  By-laws of the company, as amended to date,
               filed as Exhibit 4(b) to Form S-8 on
               October 1, 2001, in Registration
               No. 333-70622                                *
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth
               through Forty-Ninth Supplements thereto
               between the company and the New York Trust
               Company (The Bank of New York, successor
               Corporate Trustee) and A. C. Downing
               (Douglas J. MacInnes, successor Co-Trustee),
               filed as Exhibit 4(a) in Registration
               No. 33-66682; and Exhibits 4(e), 4(f)
               and 4(g) in Registration No. 33-53896;
               and Exhibit 4(c)(i) in Registration
               No. 333-49472                                *
         4(b)  Rights agreement, dated as of November 12,
               1998, between the company and Wells Fargo
               Bank Minnesota, N.A. (formerly known as
               Norwest Bank Minnesota, N.A.), Rights
               Agent, filed as Exhibit 4.1 to Form 8-A on
               November 12, 1998, in File No. 1-3480        *
      + 10(a)  Executive Incentive Compensation Plan,
               as amended to date                           **
      + 10(b)  1992 Key Employee Stock Option Plan, as
               amended to date, filed as Exhibit 10(a) to
               Form 10-Q for the quarter ended June 30,
               2000 in File No. 1-3480                      *
      + 10(c)  Supplemental Income Security Plan, as
               amended to date, filed as Exhibit 10(d) to
               Form 10-K for the year ended December 31,
               1996, in File No. 1-3480                     *
      + 10(d)  Directors' Compensation Policy, as amended
               to date                                      **
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended to date                           **
      + 10(f)  Non-Employee Director Stock Compensation
               Plan, as amended to date                     **
      + 10(g)  1997 Non-Employee Director Long-Term
               Incentive Plan, as amended to date, filed
               as Exhibit 10(d) to Form 10-Q for the quarter
               ended June 30, 2000, in File No. 1-3480      *
      + 10(h)  1997 Executive Long-Term Incentive Plan,
               as amended to date, filed as Exhibit 10(a)
               to Form 10-Q for the quarter ended
               March 31, 2001, in File No. 1-3480           *
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                    **
        13     Selected financial data, financial
               statements, supplementary data and
               Change in Accountants as contained in the
               Annual Report to Stockholders for 2001;
               Report of Independent Public Accountants on
               Financial Statement Schedule; and Financial
               Statement Schedule II                        **
        16     Letter from Arthur Andersen LLP to the
               Securities and Exchange Commission
               regarding change in accountants, filed as
               Exhibit 16 to Form 8-K on February 20,
               2002, in File No. 1-3480                     *
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23     Consent of Independent Public Accountants    **

 *  Incorporated herein by reference as indicated.
**  Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K

    Form 8-K was filed on January 3, 2002.  Under Item 5 -- Other
    Events, the company reported the sale of 189,689 shares of company Common Stock to Ensign Peak Advisors, Inc. and 379,376 shares of company Common Stock to Carlson Capital, L.P.

    Form 8-K was filed on January 25, 2002.  Under Item 5 --
    Other Events, the company reported the press release issued
    January 24, 2002, regarding earnings for 2001.

    Form 8-K was filed on February 20, 2002.  Under Item 4 --
    Changes in Registrant's Certifying Accountant, the company reported the dismissal of Arthur Andersen LLP as the company's independent auditors following the 2001 audit.


                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MDU RESOURCES GROUP, INC.

    Date:  March 1, 2002      By: /s/ Martin A. White
                                  Martin A. White (Chairman of
                                  the Board, President and Chief
                                  Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

            Signature                             Title              Date

    /s/ Martin A. White                      Chief Executive     March 1, 2002
 Martin A. White (Chairman of the Board,           Officer
 President and Chief Executive Officer)         and Director

    /s/ Douglas C. Kane                            Chief         March 1, 2002
Douglas C. Kane (Executive Vice President,    Administrative &
Chief Administrative & Corporate                 Corporate
       Development Officer)                 Development Officer
                                                and Director

    /s/ Warren L. Robinson                    Chief Financial    March 1, 2002
Warren L. Robinson (Executive Vice President,      Officer
Treasurer and Chief Financial Officer)

    /s/ Vernon A. Raile                      Chief Accounting    March 1, 2002
 Vernon A. Raile (Vice President,                  Officer
Controller and Chief Accounting Officer)


    /s/ Harry J. Pearce                        Lead Director     March 1, 2002
        Harry J. Pearce


    /s/ Bruce R. Albertson                        Director       March 1, 2002
        Bruce R. Albertson


    /s/ Thomas Everist                            Director       March 1, 2002
        Thomas Everist


    /s/ Dennis W. Johnson                         Director       March 1, 2002
        Dennis W. Johnson


    /s/ Robert L. Nance                           Director       March 1, 2002
        Robert L. Nance


    /s/ John L. Olson                             Director       March 1, 2002
        John L. Olson


    /s/ Homer A. Scott, Jr.                       Director       March 1, 2002
        Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                         Director       March 1, 2002
        Joseph T. Simmons


    /s/ Sister Thomas Welder                      Director       March 1, 2002
        Sister Thomas Welder