Form 10-Q
period 2002-03-31
MDU RESOURCES GROUP INC
filed 2002-05-14
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2002: 70,847,352 shares.

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


                                INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 2002 and 2001

  Consolidated Balance Sheets --
    March 31, 2002 and 2001, and December 31, 2001

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 2002 and 2001

  Consolidated Statements of Comprehensive Income --
    Three Months Ended March 31, 2002 and 2001

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

Exhibits



                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2002      2001
                                                      (In thousands, except
                                                        per share amounts)

Operating revenues                                    $381,935  $641,248

Operating expenses:
 Fuel and purchased power                               13,944    13,088
 Purchased natural gas sold                             35,695   325,771
 Operation and maintenance                             235,514   192,774
 Depreciation, depletion and amortization               36,103    32,096
 Taxes, other than income                               14,882    13,998
                                                       336,138   577,727

Operating income                                        45,797    63,521

Other income -- net                                      3,591     2,358
Interest expense                                        10,546    11,714
Income before income taxes                              38,842    54,165
Income taxes                                            15,120    21,478
Net income                                              23,722    32,687
Dividends on preferred stocks                              189       191
Earnings on common stock                              $ 23,533  $ 32,496
Earnings per common share -- basic                    $    .34  $    .50
Earnings per common share -- diluted                  $    .34  $    .49
Dividends per common share                            $    .23  $    .22
Weighted average common shares outstanding -- basic     69,469    65,405
Weighted average common shares outstanding -- diluted   70,013    65,979

The accompanying notes are an integral part of these consolidated statements.


                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                        March 31,   March 31,  December 31,
                                          2002         2001       2001
                                                 (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents            $   50,082   $   30,978  $   41,811
 Receivables, net                        248,876      312,790     285,081
 Inventories                              73,494       65,146      95,341
 Deferred income taxes                    19,087       12,834      18,973
 Prepayments and other current assets     51,534       27,193      40,286
                                         443,073      448,941     481,492
Investments                               38,184       42,101      38,198
Property, plant and equipment          2,812,337    2,547,024   2,738,612
 Less accumulated depreciation,
  depletion and amortization             979,072      918,896     946,470
                                       1,833,265    1,628,128   1,792,142

Deferred charges and other assets
 Goodwill                                176,003      103,282     173,997
 Other intangible assets, net             78,265       63,133      76,234
 Other                                    64,063       42,023      61,008
                                         318,331      208,438     311,239
                                      $2,632,853   $2,327,608  $2,623,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt and preferred
  stock due within one year           $   10,732   $    9,228  $   11,185
 Accounts payable                        100,615      148,244     110,649
 Taxes payable                            20,545       33,127      11,826
 Dividends payable                        16,375       14,751      16,108
 Other accrued liabilities                93,094       91,012      95,559
                                         241,361      296,362     245,327
Long-term debt                           764,544      679,094     783,709
Deferred credits and other liabilities:
 Deferred income taxes                   349,571      283,982     342,412
 Other liabilities                       129,357      123,514     125,552
                                         478,928      407,496     467,964
Preferred stock subject to mandatory
 redemption                                1,300        1,400       1,300
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                         15,000       15,000      15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 70,616,838
    at March 31, 2002, 66,441,325 at
    March 31, 2001 and 70,016,851 at
    December 31, 2001)                    70,617       66,441      70,017
  Other paid-in capital                  662,613      547,859     646,521
  Retained earnings                      401,988      318,585     394,641
  Accumulated other comprehensive
    income (loss)                            128       (1,003)      2,218
  Treasury stock at cost - 239,521
    shares                                (3,626)      (3,626)     (3,626)
    Total common stockholders' equity  1,131,720      928,256   1,109,771
  Total stockholders' equity           1,146,720      943,256   1,124,771
                                      $2,632,853   $2,327,608  $2,623,071


The accompanying notes are an integral part of these consolidated statements.


                        MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2002       2001
                                                             (In thousands)
Operating activities:
Net income                                                 $ 23,722   $ 32,687
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation, depletion and amortization                    36,103     32,096
 Deferred income taxes and investment tax credit              1,959       (931)
 Changes in current assets and liabilities, net of
   acquisitions:
   Receivables                                               36,483     53,030
   Inventories                                               21,847       (948)
   Other current assets                                     (14,678)     6,387
   Accounts payable                                          (9,566)   (35,054)
   Other current liabilities                                  6,276     49,714
 Other noncurrent changes                                     1,617     (4,372)

Net cash provided by operating activities                   103,763    132,609

Investing activities:
Capital expenditures                                        (55,002)   (67,224)
Acquisitions, net of cash acquired                          (10,413)   (19,845)
Net proceeds from sale or disposition of property             1,817      4,194
Investments                                                      14          3
Proceeds from notes receivable                                4,000      4,000

Net cash used in investing activities                       (59,584)   (78,872)

Financing activities:
Net change in short-term borrowings                             ---     (8,000)
Issuance of long-term debt                                    2,200     60,000
Repayment of long-term debt                                 (21,819)  (121,971)
Proceeds from issuance of common stock, net                      86     25,449
Dividends paid                                              (16,375)   (14,749)

Net cash used in financing activities                       (35,908)   (59,271)

Increase (decrease) in cash and cash equivalents              8,271     (5,534)
Cash and cash equivalents -- beginning of year               41,811     36,512

Cash and cash equivalents -- end of period                 $ 50,082   $ 30,978


The accompanying notes are an integral part of these consolidated statements.



                        MDU RESOURCES GROUP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         2002       2001
                                                         (In thousands)


Net income                                            $ 23,722   $ 32,687

Other comprehensive loss:
 Net unrealized loss on derivative
   instruments qualifying as hedges, net of tax         (2,090)    (1,003)

Total comprehensive income                            $ 21,632   $ 31,684


The accompanying notes are an integral part of these consolidated statements.



                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       March 31, 2002 and 2001
                             (Unaudited)

 1.  Basis of presentation

          The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
     December 31, 2001 (2001 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 2001 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

 2.  Seasonality of operations

          Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular segments, and accordingly for the Company as a whole, may not be indicative of results for the full fiscal year.

 3.  Cash flow information

          Cash expenditures for interest and income taxes were as
     follows:
                                               Three Months Ended
                                                    March 31,
                                                 2002       2001
                                                 (In thousands)

     Interest, net of amount capitalized       $  6,755   $ 7,168
     Income taxes                              $  1,824   $   280

 4.  Reclassifications

          Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

 5.  New accounting standard

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

 6.  Derivative instruments

          The Company continues to utilize derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the Company's forecasted sales of natural gas and oil production as discussed in the Company's 2001 Annual Report. The following information should be read in conjunction with Note 3 in the Company's Notes to Consolidated Financial Statements in the 2001 Annual Report.

          For the three months ended March 31, 2002 and 2001, the amount of hedge ineffectiveness recognized was immaterial. For the three months ended March 31, 2002 and 2001, the Company did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

          As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is nine months. The Company estimates that the net gains of approximately $128,000 will be reclassified from accumulated other comprehensive income into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings within the nine months between April 1, 2002 and December 31, 2002.

 7.  Comprehensive income

          On January 1, 2001, the Company recorded a cumulative-effect adjustment in accumulated other comprehensive loss to recognize all derivative instruments designated as hedges at fair value. As of March 31, 2002 and 2001, the Company has recorded unrealized gains and losses on natural gas and oil price swap and interest rate swap agreements which qualify for hedge accounting. These amounts are reflected in the following table.

          The Company's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                    2002      2001
                                                   (In thousands)

     Net income                                   $ 23,722  $ 32,687
      Other comprehensive income --
       Net unrealized loss on derivative
        instruments qualifying as hedges:
         Unrealized loss on derivative
          instruments at January 1, 2001,
          due to cumulative effect of a
          change in accounting principle,
          net of tax of $3,970                         ---    (6,080)
         Net unrealized gain (loss) on derivative
          instruments arising during the
          period, net of tax of $838 and
          $1,631 in 2002 and 2001, respectively     (1,283)    2,498
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $527 and $1,684 in
          2002 and 2001, respectively                  807    (2,579)
       Net unrealized loss on derivative
        instruments qualifying as hedges            (2,090)   (1,003)
     Comprehensive income                         $ 21,632  $ 31,684

 8.  Goodwill and other intangible assets

          In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on
     January 1, 2002. SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption of SFAS No. 142. However, the amounts used in the transitional goodwill impairment testing shall be measured as of January 1, 2002. The Company will complete its transitional goodwill impairment testing by the end of the second quarter of 2002. The Company believes that the goodwill impairment provision of SFAS No. 142 will not have a material effect on its financial position or results of operations.

          On January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortization of its goodwill recorded in business combinations which occurred on or before June 30, 2001. The following information is presented as if SFAS No. 142 was adopted as of January 1, 2001. The reconciliation of previously reported earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect is as follows:

                                               Three Months Ended
                                                    March 31,
                                                 2002       2001
                                              (In thousands, except
                                                per share amounts)

     Reported earnings on common stock         $ 23,533   $32,496
     Add: Goodwill amortization, net of tax         ---       880
     Adjusted earnings on common stock         $ 23,533   $33,376

     Reported earnings per common
       share -- basic                          $    .34   $   .50
     Add: Goodwill amortization, net of tax         ---       .01
     Adjusted earnings per common
       share -- basic                          $    .34   $   .51

     Reported earnings per common
       share -- diluted                        $    .34   $   .49
     Add: Goodwill amortization, net of tax         ---       .02
     Adjusted earnings per common
       share -- diluted                        $    .34   $   .51

          The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by business segment are as follows:
                                       Goodwill
                             Balance   Acquired            Balance
                              as of     During              as of
                            January 1,   the              March 31,
                              2002      Year      Other      2002
                                           (In thousands)

     Electric               $     ---  $    ---   $   ---  $    ---
     Natural gas
       distribution               ---       ---       ---       ---
     Utility services          61,909       ---      (652)   61,257
     Pipeline and energy
       services                 9,336       ---       ---     9,336
     Natural gas and oil
       production                 ---       ---       ---       ---
     Construction materials
       and mining             102,752     2,658       ---   105,410
     Total                  $ 173,997  $  2,658   $  (652) $176,003

          Included in other intangible assets on the Company's
     Consolidated Balance Sheets are the following:

                                 March 31,    March 31,  December 31,
                                   2002          2001       2001
                                           (In thousands)
     Amortizable intangible
      assets:
       Leasehold rights          $  75,205    $  59,380     $  72,955
       Accumulated amortization     (1,226)        (919)       (1,149)
                                    73,979       58,461        71,806

       Noncompete agreements        11,509       10,214        11,509
       Accumulated amortization     (8,419)      (6,774)       (8,286)
                                     3,090        3,440         3,223

       Other                         1,388        1,347         1,377
       Accumulated amortization       (192)        (115)         (172)
                                     1,196        1,232         1,205
     Total                       $  78,265    $  63,133     $  76,234

          Amortization expense for intangible assets for the three months ended March 31, 2002, was approximately $231,000. Estimated amortization expense for intangible assets is $2.7 million in 2002, $2.3 million in 2003, $1.8 million in 2004, $1.9 million in 2005, $1.8 million in 2006 and $68.0 million thereafter.

 9.  Common stock

          At the Annual Meeting of Stockholders held on April 23, 2002, the Company's common stockholders approved an amendment to the Certificate of Incorporation increasing the authorized number of common shares from 150 million shares to 250 million shares with a par value of $1.00 per share.

10.  Business segment data

          The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation.

          The Company's operations are conducted through six business segments. Substantially all of the Company's operations are located within the United States. The electric segment generates, transmits and distributes electricity and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment consists of a diversified infrastructure company specializing in engineering, design and build capability for electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility services provides related specialty equipment manufacturing sales and rental services. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. Energy-related marketing and management services as well as cable and pipeline locating services also are provided. The pipeline and energy services segment includes investments in domestic and international growth opportunities. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and other related construction materials, including ready-mixed concrete, cement and asphalt, as well as value-added products and services in the north central and western United States, including Alaska and Hawaii.

          In 2001, the Company sold its coal operations to Westmoreland Coal Company for $28.2 million in cash, including final settlement cost adjustments. The sale of the coal operations was effective April 30, 2001. Included in the sale were active coal mines in North Dakota and Montana, coal sales agreements, reserves and mining equipment, and certain development rights at the former Gascoyne Mine site in North Dakota. The Company retains ownership of coal reserves and leases at its former Gascoyne Mine site.

          Segment information follows the same accounting policies as described in Note 1 of the Company's 2001 Annual Report. Segment information included in the accompanying Consolidated Statements of Income is as follows:
                                               Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues     Revenues        Stock
                                           (In thousands)
     Three Months
     Ended March 31, 2002

     Electric                  $  40,070     $      ---    $   3,491
     Natural gas distribution     71,713            ---        4,517
     Utility services            108,287            ---        1,349
     Pipeline and energy
       services                   19,800         22,750        2,827
     Natural gas and oil
       production                 48,733         13,674       21,070
     Construction materials
       and mining                 93,332            ---       (9,721)
     Intersegment eliminations       ---        (36,424)         ---
     Total                     $ 381,935     $      ---    $  23,533

     Three Months
     Ended March 31, 2001

     Electric                  $  42,953     $      ---    $   4,807
     Natural gas distribution    140,855            ---        2,674
     Utility services             67,319              4        2,044
     Pipeline and energy
       services                  248,276         21,374        2,378
     Natural gas and oil
       production                 49,215         22,417       28,032
     Construction materials
       and mining                 88,787          3,843*      (7,439)
     Intersegment eliminations       ---        (43,795)         ---
     Total                     $ 637,405     $    3,843*   $  32,496

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

11.  Acquisitions

          During the first three months of 2002, the Company acquired a construction materials and mining business in Minnesota and an energy development company in Montana, neither of which was individually material. The total purchase consideration for these businesses, consisting of the Company's common stock and cash, was $26.0 million.

          The above acquisitions were accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. Final fair market values are pending the completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The results of operations of the acquired businesses are included in the financial statements since the date of each acquisition. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

12.  Regulatory matters and revenues subject to refund

          On April 12, 2002, the natural gas distribution segment filed with the North Dakota Public Service Commission (NDPSC) for a natural gas rate increase. The Company is filing for a total of $2.8 million or 4.1 percent above current rates.

          The NDPSC authorized its Staff to initiate an investigation into the earnings levels of Montana-Dakota's North Dakota electric operations based on Montana-Dakota's 2000 Annual Report to the NDPSC. The investigation was based on a complaint filed with the NDPSC on September 7, 2001, by the Staff. On April 24, 2002, the NDPSC issued an Order requiring Montana-Dakota to reduce its North Dakota electric rates by $4.3 million, effective May 8, 2002. On April 25, 2002, Montana-Dakota filed an appeal of the NDPSC Order in the North Dakota South Central Judicial District Court (District Court). The filing also requested a stay of the effectiveness of the NDPSC Order while the appeal is pending. Montana-Dakota is challenging the NDPSC's determination of the level of electricity sales to other utilities expected to be received by Montana-Dakota. On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota will implement a rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million reduction ordered by the NDPSC. The remaining $3.5 million is subject to refund if Montana-Dakota does not prevail in this proceeding.

          In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission
     (FERC). Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge issued an Initial Decision on Williston Basin's natural gas rate change application, which matter is currently pending before and subject to revision by the FERC.

          Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to Williston Basin's pending regulatory proceeding. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the proceeding.

13.  Litigation

          In January 2002, Fidelity Oil Co. (FOC), one of the Company's natural gas and oil production subsidiaries, entered into a compromise agreement with the former operator of certain of FOC's oil production properties in southeastern Montana.
     The compromise agreement resolved litigation involving the interpretation and application of contractual provisions regarding net proceeds interests paid by the former operator to FOC for a number of years prior to 1998. The terms of the compromise agreement are confidential. As a result of the compromise agreement, the natural gas and oil production segment reflected a nonrecurring gain in its financial results for the first quarter of 2002 of approximately $16.6 million after-tax. As part of the settlement, FOC gave the former operator a full and complete release, and FOC is not asserting any such claim against the former operator for periods after 1997.

          In March 1997, 11 natural gas producers filed suit in North Dakota Southwest Judicial District Court (North Dakota District Court) against Williston Basin and the Company. The natural gas producers had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had natural gas purchase contracts with Koch. The natural gas producers alleged they were entitled to damages for the breach of Williston Basin's and the Company's contracts with Koch although no specific damages were stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota Northwest Judicial District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota Northwest Judicial District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the Company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the Company filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. The motions for summary judgment were granted by the North Dakota District Court in July 2000. In March 2001, the North Dakota District Court entered a final judgment on the July 2000 order granting the motions for summary judgment. In May 2001, the 11 natural gas producers appealed the North Dakota District Court's decision by filing a Notice of Appeal with the North Dakota Supreme Court. Oral argument was held before the North Dakota Supreme Court in December 2001. On April 16, 2002, the North Dakota Supreme Court affirmed the summary judgment entered by the North Dakota District Court. On April 30, 2002, the 11 natural gas producers filed a petition for rehearing by the North Dakota Supreme Court.

          Williston Basin and the Company believe the claims of the 11 natural gas producers are without merit and intend to continue vigorously contesting this suit. Williston Basin and the Company believe it is not probable that the 11 natural gas producers will ultimately succeed given the current status of the litigation.

          In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content or volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In March 1997, the U.S. District Court dismissed the suit without prejudice and the dismissal was affirmed by the United States Court of Appeals for the D.C. Circuit in October 1998. In June 1997, Grynberg filed a similar Federal False Claims Act suit against Williston Basin and Montana-Dakota and filed over 70 other separate similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming (Federal District Court). Oral argument on motions to dismiss was held before the Federal District Court in March 2000. In May 2001, the Federal District Court denied Williston Basin's and Montana-Dakota's motion to dismiss. The matter is currently pending.

          The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas, (State District Court) against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. In response to a motion filed by the defendants in this suit, the Judicial Panel on Multidistrict Litigation transferred the suit to the Federal District Court for inclusion in the pretrial proceedings of the Grynberg suit. Upon motion of plaintiffs, the case has been remanded to State District Court. In September 2001, the defendants in this suit filed a motion to dismiss with the State District Court. The matter is currently pending.

          Williston Basin and Montana-Dakota believe the claims of Grynberg and Quinque are without merit and intend to vigorously contest these suits. Williston Basin and Montana-Dakota believe it is not probable that Grynberg and Quinque will ultimately succeed given the current status of the litigation.

14.  Environmental matters

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

          The Company believes it is not probable that it will incur any material environmental remediation costs or damages in relation to the above administrative action.


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
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2002    2001
Electric                                        $  3.5  $  4.8
Natural gas distribution                           4.5     2.7
Utility services                                   1.3     2.0
Pipeline and energy services                       2.8     2.4
Natural gas and oil production                    21.1    28.0
Construction materials and mining                 (9.7)   (7.4)
Earnings on common stock                        $ 23.5  $ 32.5

Earnings per common share - basic               $  .34  $  .50

Earnings per common share - diluted             $  .34  $  .49

Return on average common equity
 for the 12 months ended                         13.7%   15.6%
________________________________


Three Months Ended March 31, 2002 and 2001

     Consolidated earnings for the quarter ended March 31, 2002, decreased $9.0 million from the comparable period a year ago due to lower earnings at the natural gas and oil production, construction materials and mining, electric, and utility services businesses. Increased earnings at the natural gas distribution and pipeline and energy services businesses partially offset the earnings decline.

Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the company's business segments.

Electric
                                                   Three Months
                                                      Ended
                                                    March 31,
                                                   2002     2001
Operating revenues:
 Retail sales                                   $  34.9  $  34.5
 Sales for resale and other                         5.2      8.5
                                                   40.1     43.0
Operating expenses:
 Fuel and purchased power                          13.9     13.1
 Operation and maintenance                         11.5     12.6
 Depreciation, depletion and amortization           4.9      4.9
 Taxes, other than income                           2.0      2.0
                                                   32.3     32.6

Operating income                                $   7.8  $  10.4

Retail sales (million kWh)                        558.8    549.7
Sales for resale (million kWh)                    226.6    267.6
Average cost of fuel and purchased
 power per kWh                                  $  .017  $  .015


Natural Gas Distribution
                                                   Three Months
                                                      Ended
                                                    March 31,
                                                   2002     2001
Operating revenues:
 Sales                                          $  70.6  $ 139.7
 Transportation and other                           1.1      1.2
                                                   71.7    140.9
Operating expenses:
 Purchased natural gas sold                        51.2    120.9
 Operation and maintenance                          9.5     10.8
 Depreciation, depletion and amortization           2.4      2.3
 Taxes, other than income                           1.3      1.4
                                                   64.4    135.4

Operating income                                $   7.3  $   5.5

Volumes (MMdk):
 Sales                                             16.6     16.2
 Transportation                                     3.6      4.2
Total throughput                                   20.2     20.4

Degree days (% of normal)                           99%      98%
Average cost of natural gas, including
 transportation thereon, per dk                 $  3.09  $  7.46


Utility Services
                                                   Three Months
                                                      Ended
                                                    March 31,
                                                   2002     2001

Operating revenues                              $ 108.3  $  67.3

Operating expenses:
 Operation and maintenance                         98.9     59.1
 Depreciation, depletion and amortization           2.1      1.9
 Taxes, other than income                           4.2      1.8
                                                  105.2     62.8

Operating income                                $   3.1  $   4.5


Pipeline and Energy Services
                                                   Three Months
                                                      Ended
                                                    March 31,
                                                   2002     2001
Operating revenues:
 Pipeline                                       $  21.2  $  21.0
 Energy services and other                         21.3    248.6
                                                   42.5    269.6

Operating expenses:
 Purchased natural gas sold                        17.3    247.0
 Operation and maintenance                         13.9     11.6
 Depreciation, depletion and amortization           3.7      3.4
 Taxes, other than income                           1.8      1.5
                                                   36.7    263.5

Operating income                                $   5.8  $   6.1

Transportation volumes (MMdk):
 Montana-Dakota                                     7.8      8.5
 Other                                             10.6     10.4
                                                   18.4     18.9

Gathering volumes (MMdk)                           16.9     14.6


Natural Gas and Oil Production
                                                   Three Months
                                                      Ended
                                                    March 31,
                                                   2002     2001

Operating revenues:
 Natural gas                                    $  25.4  $  54.4
 Oil                                                9.6     13.5
 Other                                             27.4*     3.7
                                                   62.4     71.6
Operating expenses:
 Purchased natural gas sold                         ---       .7
 Operation and maintenance                         13.5     11.0
 Depreciation, depletion and amortization          11.6      9.5
 Taxes, other than income                           2.5      3.8
                                                   27.6     25.0

Operating income                                $  34.8  $  46.6

Production:
 Natural gas (MMcf)                              11,403    9,689
 Oil (000's of barrels)                             481      494

Average realized prices:
 Natural gas (per Mcf)                          $  2.23  $  5.62
 Oil (per barrel)                               $ 19.92  $ 27.33

_____________________
 * Includes the effects of a nonrecurring compromise agreement.


Construction Materials and Mining
                                                   Three Months
                                                      Ended
                                                    March 31,
                                                   2002     2001
Operating revenues:
 Construction materials                         $  93.3  $  83.2
 Coal                                               ---**    9.4
                                                   93.3     92.6
Operating expenses:
 Operation and maintenance                         91.8     88.6
 Depreciation, depletion and amortization          11.4     10.1
 Taxes, other than income                           3.1      3.5
                                                  106.3    102.2

Operating loss                                  $ (13.0) $  (9.6)

Sales (000's):
 Aggregates (tons)                                3,576    2,689
 Asphalt (tons)                                     167      124
 Ready-mixed concrete (cubic yards)                 401      391
 Coal (tons)                                        ---**    904

_____________________
** Coal operations were sold effective April 30, 2001.

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution, utility services, construction materials and mining and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold and operation and maintenance expenses are as follows: $36.4 million, $32.8 million and $3.6 million for the three months ended March 31, 2002; and $43.8 million, $42.9 million and $.9 million for the three months ended March 31, 2001, respectively.

Three Months Ended March 31, 2002 and 2001

Electric

     Electric earnings decreased as a result of significantly lower average realized sales for resale prices due to weaker demand in the sales for resale markets, combined with higher fuel and purchased power costs due largely to the absence in 2002 of 2001 insurance recovery proceeds related to a 2000 outage at an electric generating station. Partially offsetting the earnings decline were decreased operation and maintenance expense, largely lower payroll costs, and lower interest expense due to lower average interest rates.

Natural Gas Distribution

     Earnings at the natural gas distribution business increased as a result of slightly higher retail sales volumes, largely the result of weather that was 2 percent colder than last year, increased return on natural gas storage, demand and prepaid commodity balances, higher service and repair margins, and decreased operation and maintenance expense due primarily to lower payroll costs and decreased bad debt expense. The pass-through of lower natural gas prices resulted in the decrease in sales revenues and purchased natural gas sold.

Utility Services

     Utility services earnings decreased as a result of lower line construction margins in the Rocky Mountain region related primarily to decreased fiber optic construction work. Partially offsetting the decline in earnings were increased storm-related repair work in the central United States, decreased interest expense due to lower average interest rates, and earnings from businesses acquired since the comparable period last year. The increase in revenues and the related increase in operation and maintenance expense resulted largely from businesses acquired since the comparable period last year.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased due to higher gathering volumes at higher average rates and increased storage revenues at the pipeline. Partially offsetting the earnings increase were higher operation and maintenance expense largely related to the expansion of the gathering system to accommodate increasing natural gas volumes, and higher depreciation, depletion and amortization expense resulting from increased property, plant and equipment balances. The decrease in energy services revenue and the related decrease in purchased natural gas sold were due primarily to decreased energy marketing volumes resulting from the sale of the vast majority of the Company's low-margin energy marketing operations in the third quarter of 2001.

Natural Gas and Oil Production

     Natural gas and oil production earnings decreased largely due to lower realized natural gas and oil prices which were 60 percent and 27 percent lower than last year, respectively, partially offset by higher natural gas production of 18 percent, largely from production in the Rocky Mountain area. Also adding to the earnings decline were lower sales volumes of inventoried natural gas, increased operation and maintenance expense, mainly higher lease operating expenses, and increased depreciation, depletion and amortization expense due to higher production volumes and higher rates.
Partially offsetting the earnings decline were the effects of the nonrecurring compromise agreement of $27.4 million ($16.6 million after-tax), included in operating revenue, as discussed in Note 13 of Notes to Consolidated Financial Statements, and lower interest expense resulting from lower average interest rates. Hedging activities for natural gas for the first quarter of 2002 and 2001 resulted in realized prices that were 104 and 93 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the first quarter of 2002 and 2001 resulted in realized prices that were 105 and 102 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

     The construction materials and mining business experienced higher seasonal losses due largely to seasonal losses realized in the first quarter of 2002 by construction materials businesses acquired since the comparable period last year. Decreased construction activity and lower ready-mixed concrete margins at existing operations, higher depreciation, depletion and amortization expense due to higher property, plant and equipment balances, and increased selling, general and administrative costs added to the losses. The absence of earnings from the Company's coal operations that were sold in April 2001, as previously discussed in Note 10 of Notes to Consolidated Financial Statements, also added to the losses. Increased aggregate and asphalt margins at existing construction materials operations partially offset the losses.

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

     In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in forward-looking statements include natural gas and oil commodity prices, prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures, acquisition and disposal of assets or facilities, operation and construction of plant facilities, recovery of purchased power and purchased gas costs, present or prospective generation and availability of economic supplies of natural gas. Other important factors include the level of governmental expenditures on public projects and the timing of such projects, changes in anticipated tourism levels, the effects of competition (including but not limited to electric retail wheeling and transmission costs and prices of alternate fuels and system deliverability costs), drilling successes in natural gas and oil operations, the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves, ability to acquire natural gas and oil properties, the availability of economic expansion or development opportunities, and political, regulatory and economic conditions and changes in currency rates in foreign countries where the Company does business.

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

Prospective Information

     The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company over the next few years and other matters for each of its six business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Safe Harbor for Forward-looking Statements. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

* Earnings per share, diluted, for 2002 are projected in the $2.05 to $2.30 range. Excluding the benefit of the compromise agreement discussed in Note 13 of Notes to Consolidated Financial Statements, earnings per share from operations are projected to be in the approximate range of $1.85 to $2.10.

* Weighted average diluted common shares outstanding for the twelve months ended December 31, 2001, were 67.9 million. The
  Company anticipates a 5 percent to 10 percent increase in weighted average diluted shares outstanding for 2002.

* The Company expects the percentage of 2002 earnings per share from operations, excluding the benefit of the compromise agreement, by quarter to be in the following approximate ranges:

  -    Second Quarter - 19 percent to 24 percent
  -    Third Quarter - 39 percent to 44 percent
  -    Fourth Quarter - 29 percent to 34 percent

* The Company's long-term growth goals on compound annual earnings per share from operations are in the range of 10 percent to 12 percent. However, the current state of the economy has added uncertainty in the ability of the Company to achieve this goal particularly in the early years of the planning cycle.

* The Company expects to issue and sell equity from time to time to keep its debt at the nonregulated businesses at no more than 40 percent of total capitalization.

* The Company estimates that the benefit resulting solely from the discontinuance of goodwill amortization would be 5 to 6 cents per common share in 2002.

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

* On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota will implement a rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million reduction ordered by the NDPSC. The remaining $3.5 million is subject to refund if Montana-Dakota does not prevail in this proceeding. For more information on this proceeding see Note 12 of Notes to Consolidated Financial Statements.

* Due to growing electric demand, a 40-megawatt natural gas turbine power plant may be added in the three to five year planning horizon.

* Currently, the Company is working with the state of North
  Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota. The first preliminary decision is expected in December 2002.

Natural gas distribution

* Annual natural gas throughput for 2002 is expected to be approximately 56 million decatherms, with about 39 million decatherms from sales and 17 million decatherms from transportation.

* On April 12, 2002, the natural gas distribution segment filed with the NDPSC for a natural gas rate increase. The Company is filing for a total of $2.8 million or 4.1 percent above current rates.

Utility services

* Revenues for this segment are expected to exceed $500 million in 2002.

* As of mid-April, the utility services segment had approximately
  $167 million in backlog.

* Earnings for 2002 are expected to increase by over 50 percent compared to 2001 earnings.

* Over the next five years, this segment expects to reach $1 billion in revenues and $50 million in earnings.

* This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 20 percent to 25 percent over the next five years.

Pipeline and energy services

* In 2002, natural gas throughput from this segment, including both transportation and gathering, is expected to increase by approximately 5 percent.

* A 247-mile pipeline to transport additional natural gas to market and enhance the use of the Company's storage facilities is currently under regulatory review. Depending upon the timing of the receipt of the necessary regulatory approval, construction completion could occur as early as late 2003.

* The Company continues to pursue electric generation opportunities in Brazil. These projects are targeted toward a niche market where we will provide energy on a contract basis in order to reduce risk. The first phase of the generating facility is on schedule to begin production during the second quarter of 2002.

Natural gas and oil production

* Combined natural gas and oil production at this segment is expected to be approximately 30 percent higher in 2002 than in 2001.

* This segment expects to drill approximately 500 wells in 2002, 300 of which are expected to be drilled in the Powder River Basin.

* Natural gas prices in the Rocky Mountain Region for May through December 2002 reflected in the Company's 2002 earnings estimates are in the range of $2.25 to $2.75 per Mcf. The Company's estimates for natural gas prices on the NYMEX for May through December 2002 reflected in the Company's 2002 earnings estimates are in the range of $2.75 to $3.25 per Mcf. During 2001, more than half of this segment's natural gas production was priced using Rocky Mountain prices.

* NYMEX crude oil prices reflected in the Company's 2002 earnings estimates are in the range of $20 to $24 per barrel for 2002.

* This segment has hedged a portion of its 2002 production. The Company has entered into swap agreements and fixed price forward sales representing approximately 25 percent to 30 percent of 2002 estimated annual natural gas production. These natural gas swaps are at various indices and range from a low CIG index of $2.73 to a high NYMEX price of $4.34. The Company has also entered into oil swap agreements at average NYMEX prices in the range of $24.80 to $25.90 per barrel, representing approximately 30 percent to 35 percent of the Company's 2002 estimated annual oil production.

* In addition to these 2002 hedges, the Company has hedged a portion of its 2003 production. The Company has entered into costless collars and fixed price forward sales, representing approximately 5 percent to 10 percent of 2003 estimated annual natural gas production. The costless collars range from approximately $3.15 to $4.25 per Mcf NYMEX.

Construction materials and mining

* Excluding the effects of potential future acquisitions, aggregate volumes are expected to increase by approximately 15 percent to 20 percent in 2002 and asphalt and ready-mixed concrete volumes are expected to increase by 5 percent to 10 percent in 2002, in each case as compared to 2001.

* Revenues for this segment are expected to exceed $900 million in 2002.

* As of mid-April 2002, the construction materials and mining unit had nearly $200 million in backlog.

* This segment's goal is to achieve compound annual revenue and earnings growth rates of approximately 10 percent to 20 percent over the next five years. However, the current state of the economy has added uncertainty in the ability of the Company to achieve this goal particularly in the early years of the planning cycle.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 143,
"Accounting for Asset Retirement Obligations" (SFAS No. 143). For further information on SFAS No. 143, see Note 5 of Notes to Consolidated Financial Statements.

     In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142 goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment issues arise, for impairment. As of December 31, 2001, the Company has unamortized goodwill of $174.0 million that will be subject to the provisions of SFAS No. 142. Had SFAS No. 142 been in effect for 2001, earnings would have been $4.2 million higher.

     In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The adoption of SFAS No. 144 is effective for the Company beginning on January 1, 2002. The adoption of SFAS No. 144 did not have a material affect on the Company's financial position or results of operations.

Critical Accounting Policies

     The Company's critical accounting policies include impairment of long-lived assets and intangibles, impairment testing of natural gas and oil production properties, revenue recognition, derivatives, purchase accounting and accounting for the effects of regulation. There are no material changes in the Company's critical accounting policies from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For more information on critical accounting policies, see Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Commitments

Cash flows

Operating activities --

     Cash flows from operating activities in the first quarter of 2002 decreased $28.9 million from the comparable 2001 period, primarily due to a decrease in net income of $9.0 million and the decrease in cash from changes in working capital items of $32.8 million. This decrease was primarily due to lower natural gas prices in the first quarter of 2002 compared to the same period of 2001. Higher depreciation, depletion and amortization expense of $4.0 million resulting from increased property, plant and equipment balances partially offset the decrease in cash flows from operating activities.

Investing activities --

     Cash flows used in investing activities in the first quarter of 2002 decreased $19.3 million compared to the comparable period in 2001, the result of a decrease in net capital expenditures. Net capital expenditures exclude the following noncash transactions related to acquisitions: issuance of the Company's equity securities in the first quarter of 2002 and 2001.

Financing activities --

     Financing activities resulted in an increase in cash flows for the first quarter of 2002 of $23.4 million compared to the comparable 2001 period. This increase was largely due to the decrease in the repayment of long-term debt of $100.2 million. This increase was partially offset by a decrease in the issuance of long-term debt of $57.8 million and a decrease in proceeds from issuance of common stock of $25.4 million.

Capital Expenditures

     Net capital expenditures for the year 2002 are estimated at $542.0 million, including those for acquisitions, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, land and building improvements, pipeline and gathering expansion projects, the further enhancement of natural gas and oil production and reserve growth, power generation opportunities and for potential future acquisitions and other growth opportunities. The company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2002 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, a revolving credit and term loan agreement, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the company's equity securities.

     The estimated 2002 capital expenditures referred to above include completed 2002 acquisitions including construction materials and mining businesses in Minnesota; a utility services business in California; and an energy development company in Montana. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

     The Company has a revolving credit and term loan agreement with various banks that allows for borrowings of up to $40 million.
Under this agreement, $5 million was outstanding at March 31, 2002. The borrowings under this agreement, which allows for subsequent borrowings up to a term of one year, are classified as long term as the Company intends to refinance these borrowings on a long-term basis. The Company intends to renew this agreement, which expires on December 31, 2002.

     Centennial has a revolving credit agreement (Centennial credit agreement) with various banks that supports Centennial's $350 million commercial paper program (Centennial commercial paper program). There were no outstanding borrowings under the Centennial credit agreement at March 31, 2002. Under the Centennial commercial paper program, $221.8 million was outstanding at March 31, 2002.
The Centennial commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 27, 2002, on an annual basis.

     Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $300 million. Under the master shelf agreement, $210 million was outstanding at March 31, 2002.

     MDU International has a credit agreement, which expires on June 30, 2002, that allows for borrowings up to $50 million. There were no outstanding borrowings under this credit agreement at March 31, 2002. The Company intends to renew this credit agreement.

     The Company has unsecured short-term lines of credit from a number of banks totaling $60 million that allow the Company to borrow under the lines and/or provide credit support for the Company's commercial paper program. There were no outstanding borrowings under the Company's lines of credit or the Company's commercial paper program at March 31, 2002. The Company intends to renew these lines of credit on an annual basis.

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

     Borrowing under its committed bank lines would be expected to increase annualized interest expense on its variable rate debt by approximately $333,000 (after-tax) for the calendar year 2002 based on March 31, 2002 variable rate borrowings. Based on the Company's overall interest rate exposure at March 31, 2002, this change would not have a material affect on the Company's results of operations.

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

     In order to borrow under the Company's credit facilities, the Company must be in compliance with the applicable covenants and certain other conditions. The Company is in compliance with these covenants and meets the required conditions at March 31, 2002. In the event the Company does not comply with the applicable covenants and other conditions, the Company may need to pursue alternative sources of funding as previously discussed.

     The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 2002, the Company could have issued approximately $308 million of additional first mortgage bonds.

     The Company's coverage of fixed charges including preferred dividends was 5.1 times and 5.3 times for the twelve months ended March 31, 2002 and December 31, 2001, respectively. Additionally, the Company's first mortgage bond interest coverage was 8.3 times and 8.5 times for the twelve months ended March 31, 2002 and December 31, 2001, respectively. Common stockholders' equity as a percent of total capitalization was 59 percent and 58 percent at March 31, 2002 and December 31, 2001, respectively.

Contractual obligations and commercial commitments

     There are no material changes in the Company's contractual obligations on long-term debt, operating leases and purchase commitments from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For more information on contractual obligations and commercial commitments, see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company has certain financial guarantees outstanding at March 31, 2002. These consisted largely of guarantees on obligations and loans on the natural gas-fired power plant project in the Brazilian state of Ceara. For more information on these guarantees, see Notes 10 and 15 of Notes to Consolidated Financial Statements in the 2001 Annual Report. These guarantees as of March 31, 2002, are approximately $29.2 million for 2002. As of March 31, 2002, there were no guarantees outstanding for 2003 and thereafter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For more information on market risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Notes to Consolidated Financial Statements in this Form 10-Q.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In January 2002, Fidelity Oil Co. (FOC), one of the Company's natural gas and oil production subsidiaries, entered into a compromise agreement with the former operator of certain of FOC's oil production properties in southeastern Montana.

     On April 16, 2002, the North Dakota Supreme Court affirmed the March 2001 summary judgment entered by the North Dakota District Court to dismiss the claims of the 11 natural gas producers. On April 30, 2002, the 11 natural gas producers filed a petition for rehearing by the North Dakota Supreme Court.

     For more information on the above legal actions see Note 13 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between January 1, 2002 and March 31, 2002, the Company issued 595,830 shares of Common Stock, $1.00 par value, as part of the consideration for all of the issued and outstanding capital stock with respect to businesses acquired during this period. The Common Stock issued by the Company in these transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the Company, are accredited investors and have acknowledged that they would hold the Company's Common Stock as an investment and not with a view to distribution.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on
April 23, 2002. Two proposals were submitted to stockholders as described in the Company's Proxy Statement dated March 8, 2002, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.


                                               Shares
                                   Shares    Against or                Broker
                                     For      Withheld   Abstentions  Non-Votes


Proposal to increase authorized
 shares of common stock from
 150,000,000 to 250,000,000
 with a par value of $1.00       53,252,462   3,342,127      792,934        ---

Proposal to elect four directors:

 For terms expiring in 2005 --
 Bruce R. Albertson              56,194,062   1,193,461          ---        ---
 Thomas Everist                  56,852,032     535,491          ---        ---
 Douglas C. Kane                 56,776,304     611,219          ---        ---
 Robert L. Nance                 56,818,753     568,770          ---        ---

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

   3(a(1)) Composite Certificate of Incorporation of the Company, as
           amended to date, filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1999, in File No. 1-3480
   3(a(2)) Amendment to Article FOURTH of the Certificate of
           Incorporation
   10(a)   Directors' Compensation Policy, as amended to date
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

b) Reports on Form 8-K

   Form 8-K was filed on March 28, 2002. Under Item 4 -- Changes in Registrant's Certifying Accountant, the Company reported the selection of Deloitte & Touche LLP as the Company's independent auditors for the 2002 fiscal year.

   Form 8-K was filed on April 29, 2002. Under Item 5 -- Other Events, the Company reported the press release issued April 23, 2002, regarding earnings for the quarter ended March 31, 2002, and information regarding an Order issued by the North Dakota Public Service Commission, as disclosed in a public conference call on April 24, 2002.



                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE  May 14, 2002             BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY  /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer



                         EXHIBIT INDEX

Exhibit No.

3(a(1)) Composite Certificate of Incorporation of the Company, as
        amended to date, filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1999, in File No. 1-3480
3(a(2)) Amendment to Article FOURTH of the Certificate of Incorporation
10(a)   Directors' Compensation Policy, as amended to date
12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock
        Dividends