Form 10-Q
period 2002-06-30
MDU RESOURCES GROUP INC
filed 2002-08-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2002: 71,441,275 shares.

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


                                INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 2002 and 2001

  Consolidated Balance Sheets --
    June 30, 2002 and 2001, and December 31, 2001

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 2002 and 2001

  Consolidated Statements of Comprehensive Income --
    Three and Six Months Ended June 30, 2002 and 2001

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

Exhibits

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                            Three Months        Six Months
                                               Ended               Ended
                                              June 30,           June 30,
                                           2002      2001     2002      2001
                                       (In thousands, except per share amounts)

Operating revenues                       $480,218  $546,418 $862,153 $1,187,665

Operating expenses:
 Fuel and purchased power                  13,124    14,633   27,068     27,721
 Purchased natural gas sold                19,781   139,783   55,476    465,554
 Operation and maintenance                342,376   273,562  577,890    466,376
 Depreciation, depletion and amortization  37,845    34,476   73,948     66,531
 Taxes, other than income                  15,897    13,617   30,779     27,615
                                          429,023   476,071  765,161  1,053,797
Operating income                           51,195    70,347   96,992    133,868
Other income -- net                         1,230    12,202    4,819     14,561
Interest expense                           10,977    10,998   21,522     22,712
Income before income taxes                 41,448    71,551   80,289    125,717
Income taxes                               16,595    28,134   31,714     49,614
Net income                                 24,853    43,417   48,575     76,103
Dividends on preferred stocks                 189       191      378        381
Earnings on common stock                 $ 24,664  $ 43,226 $ 48,197 $   75,722
Earnings per common share -- basic       $    .35  $    .64 $    .69 $     1.14
Earnings per common share -- diluted     $    .35  $    .63 $    .68 $     1.13
Dividends per common share               $    .23  $    .22 $    .46 $      .44
Weighted average common shares
 outstanding -- basic                      70,456    67,264   69,965     66,339
Weighted average common shares
 outstanding -- diluted                    71,027    68,376   70,502     67,173


The accompanying notes are an integral part of these consolidated statements.


                    MDU RESOURCES GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                       June 30,     June 30,  December 31,
                                         2002         2001        2001
                                         (In thousands, except shares
                                            and per share amount)
ASSETS
Current assets:
 Cash and cash equivalents            $   48,350   $   30,799   $   41,811
 Receivables, net                        312,115      316,640      285,081
 Inventories                              83,565       81,096       95,341
 Deferred income taxes                    16,534       12,924       18,973
 Prepayments and other current assets     71,728       33,880       40,286
                                         532,292      475,339      481,492
Investments                               36,910       37,402       38,198
Property, plant and equipment          2,883,268    2,612,574    2,738,612
 Less accumulated depreciation,
   depletion and amortization          1,007,905      888,582      946,470
                                       1,875,363    1,723,992    1,792,142
Deferred charges and other assets
 Goodwill                                182,021      125,661      173,997
 Other intangible assets, net             85,409       69,500       76,234
 Other                                    62,784       46,764       61,008
                                         330,214      241,925      311,239
                                      $2,774,779   $2,478,658   $2,623,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                $    4,500   $      ---   $      ---
 Long-term debt and preferred
  stock due within one year               15,442        9,531       11,185
 Accounts payable                        124,560      155,857      110,649
 Taxes payable                            11,747        6,944       11,826
 Dividends payable                        16,617       15,157       16,108
 Other accrued liabilities                91,395       77,889       95,559
                                         264,261      265,378      245,327
Long-term debt                           834,900      748,646      783,709
Deferred credits and other liabilities:
 Deferred income taxes                   355,720      317,611      342,412
 Other liabilities                       139,125      114,589      125,552
                                         494,845      432,200      467,964
Preferred stock subject to mandatory
 redemption                                1,300        1,400        1,300
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                         15,000       15,000       15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 71,664,751
    at June 30, 2002, 68,273,213 at
    June 30, 2001 and 70,016,851 at
    December 31, 2001)                    71,665       68,273       70,017
  Other paid-in capital                  688,812      601,527      646,521
  Retained earnings                      410,224      346,845      394,641
  Accumulated other comprehensive
    income (loss)                         (2,602)       3,015        2,218
  Treasury stock at cost - 239,521
    shares                                (3,626)      (3,626)      (3,626)
    Total common stockholders' equity  1,164,473    1,016,034    1,109,771
   Total stockholders' equity          1,179,473    1,031,034    1,124,771
                                      $2,774,779   $2,478,658   $2,623,071

The accompanying notes are an integral part of these consolidated statements.


                       MDU RESOURCES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                             Six Months Ended
                                                                June 30,
                                                             2002       2001
                                                             (In thousands)

Operating activities:
Net income                                               $  48,575  $  76,103
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation, depletion and amortization                   73,948     66,531
 Deferred income taxes and investment tax credit             4,870      5,185
 Changes in current assets and liabilities, net of
   acquisitions:
   Receivables                                             (17,220)    55,132
   Inventories                                              14,325    (14,446)
   Other current assets                                    (31,198)       513
   Accounts payable                                          9,898    (31,124)
   Other current liabilities                                (4,804)     9,734
 Other noncurrent changes                                      552     (7,154)

Net cash provided by operating activities                   98,946    160,474

Investing activities:
Capital expenditures                                      (114,020)  (143,234)
Acquisitions, net of cash acquired                         (14,963)   (39,777)
Net proceeds from sale or disposition of property            4,402     33,728
Investments                                                  1,288      3,556
Proceeds from notes receivable                               4,000      4,000

Net cash used in investing activities                     (119,293)  (141,727)

Financing activities:
Net change in short-term borrowings                          4,500     (8,000)
Issuance of long-term debt                                  78,237     62,109
Repayment of long-term debt                                (23,037)   (75,673)
Proceeds from issuance of common stock, net                    178     27,009
Dividends paid                                             (32,992)   (29,905)

Net cash provided by (used in) financing activities         26,886    (24,460)

Increase (decrease) in cash and cash equivalents             6,539     (5,713)
Cash and cash equivalents -- beginning of year              41,811     36,512

Cash and cash equivalents -- end of period               $  48,350  $  30,799


The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                             2002       2001
                                                             (In thousands)

Net income                                                $ 24,853   $ 43,417

Other comprehensive income (loss):
 Net unrealized gain on derivative
   instruments qualifying as hedges, net of tax              1,610      4,018
 Minimum pension liability adjustment, net of tax           (4,340)       ---
                                                            (2,730)     4,018

Total comprehensive income                                $ 22,123   $ 47,435



                                                            Six Months Ended
                                                                June 30,
                                                             2002       2001
                                                             (In thousands)

Net income                                                $ 48,575   $ 76,103

Other comprehensive income (loss):
 Net unrealized gain (loss) on derivative
   instruments qualifying as hedges, net of tax               (480)     3,015
 Minimum pension liability adjustment, net of tax           (4,340)       ---
                                                            (4,820)     3,015

Total comprehensive income                                $ 43,755   $ 79,118


The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       June 30, 2002 and 2001
                             (Unaudited)

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

 2.  Allowance for doubtful accounts

          The Company's allowance for doubtful accounts as of June 30, 2002 and 2001, and December 31, 2001 was $8.4 million, $4.3 million and $5.8 million, respectively.

 3.  Seasonality of operations

          Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular segments, and for the Company as a whole, may not be indicative of results for the full fiscal year.

 4.  Cash flow information

          Cash expenditures for interest and income taxes were as
     follows:
                                                Six Months Ended
                                                    June 30,
                                                 2002       2001
                                                 (In thousands)

     Interest, net of amount capitalized       $ 19,236   $20,399
     Income taxes                              $ 40,589   $45,754

 5.  Reclassifications

          Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

 6.  New accounting standards

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

          In April 2002, the FASB approved Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet quantified the effects of adopting SFAS No. 145 on its financial position or results of operations.

          In June 2002, the Emerging Issues Task Force (EITF) adopted the position in EITF Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under
     EITF Issues No. 98-10, 'Accounting for Contracts Involved in
     Energy Trading and Risk Management Activities,' and No. 00-17, 'Measuring the Fair Value of Energy-Related Contracts in
     Applying Issue No. 98-10'" (EITF No. 02-3) that mark-to-market gains and losses on energy trading contracts should be reported net in the income statement whether or not settled physically in financial statements issued for periods ending after July 15, 2002. EITF No. 02-3 states that all comparative financial statements should be reclassified to conform to this consensus. Although this new accounting guidance will require the Company's mark-to-market gains and losses on energy trading contracts to be shown net on the income statement, it is not expected to impact the overall financial position or results of operations of the Company. The Company will apply this consensus to financial statements issued for periods ending after July 15, 2002, but has not yet quantified the financial statement effect from this guidance.

          In June 2002, the FASB approved Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the effect, if any, of the adoption of SFAS No. 146.

 7.  Derivative instruments

          The Company utilizes derivative instruments, including natural gas and oil price swap and natural gas collar agreements, to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the Company's forecasted sales of natural gas and oil production. The following information should be read in conjunction with
     Note 3 in the Company's Notes to Consolidated Financial Statements in the 2001 Annual Report.

          For the three months and six months ended June 30, 2002 and 2001, the amount of hedge ineffectiveness recognized was immaterial. For the three months and six months ended June 30, 2002 and 2001, the Company did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

          As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months.
     The Company estimates that net gains of approximately $2.1 million will be reclassified from accumulated other comprehensive income into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings within the twelve months between July 1, 2002 and June 30, 2003.

 8.  Comprehensive income

          On January 1, 2001, the Company recorded a cumulative-effect adjustment in accumulated other comprehensive loss to recognize all derivative instruments designated as hedges at fair value. As of June 30, 2002 and 2001, the Company has recorded unrealized gains and losses on natural gas and oil price swap and collar agreements and an interest rate swap agreement which qualify for hedge accounting. As of June 30, 2002, the Company also recorded a minimum pension liability adjustment. These amounts are reflected in the following table.

          The Company's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows:

                                                  Three Months Ended
                                                       June 30,
                                                    2002      2001
                                                   (In thousands)

     Net income                                   $ 24,853  $ 43,417
      Other comprehensive income (loss) --
       Net unrealized gain on derivative
        instruments qualifying as hedges:
         Net unrealized gain on derivative
          instruments arising during the
          period, net of tax of $1,110 and
          $2,413 in 2002 and 2001, respectively      1,700     3,755
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $58 and $172 in
          2002 and 2001, respectively                   90      (263)
       Net unrealized gain on derivative
        instruments qualifying as hedges             1,610     4,018
       Minimum pension liability adjustment,
        net of tax of $2,781                        (4,340)      ---
                                                    (2,730)    4,018
     Comprehensive income                         $ 22,123  $ 47,435


                                                   Six Months Ended
                                                       June 30,
                                                    2002      2001
                                                    (In thousands)

     Net income                                   $ 48,575  $ 76,103
      Other comprehensive income (loss) --
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges:
         Unrealized loss on derivative
          instruments at January 1, 2001,
          due to cumulative effect of a
          change in accounting principle,
          net of tax of $3,970                         ---    (6,080)
         Net unrealized gain on derivative
          instruments arising during the
          period, net of tax of $574 and
          $3,428 in 2002 and 2001, respectively        880     5,309
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $888 and $2,472 in
          2002 and 2001, respectively                1,360    (3,786)
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges              (480)    3,015
       Minimum pension liability adjustment,
        net of tax of $2,781                        (4,340)      ---
                                                    (4,820)    3,015
     Comprehensive income                         $ 43,755  $ 79,118

 9.  Goodwill and other intangible assets

          In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS
     No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption of SFAS No. 142. However, the amounts used in the transitional goodwill impairment testing shall be measured as of January 1, 2002. The Company completed its transitional goodwill impairment testing and determined that no impairment exists as of January 1, 2002. Therefore, no impairment loss has been recorded for the three months and six months ended June 30, 2002, in connection with the adoption of SFAS No. 142.

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

                                               Three Months Ended
                                                     June 30,
                                                 2002       2001
                                              (In thousands, except
                                                per share amounts)

     Reported earnings on common stock         $ 24,664   $43,226
     Add: Goodwill amortization, net of tax         ---       913
     Adjusted earnings on common stock         $ 24,664   $44,139

     Reported earnings per common
       share -- basic                          $    .35   $   .64
     Add: Goodwill amortization, net of tax         ---       .02
     Adjusted earnings per common
       share -- basic                          $    .35   $   .66

     Reported earnings per common
       share -- diluted                        $    .35   $   .63
     Add: Goodwill amortization, net of tax         ---       .02
     Adjusted earnings per common
       share -- diluted                        $    .35   $   .65


                                                Six Months Ended
                                                     June 30,
                                                 2002       2001
                                              (In thousands, except
                                                per share amounts)

     Reported earnings on common stock         $ 48,197   $75,722
     Add: Goodwill amortization, net of tax         ---     1,793
     Adjusted earnings on common stock         $ 48,197   $77,515

     Reported earnings per common
       share -- basic                          $    .69   $  1.14
     Add: Goodwill amortization, net of tax         ---       .03
     Adjusted earnings per common
       share -- basic                          $    .69   $  1.17

     Reported earnings per common
       share -- diluted                        $    .68   $  1.13
     Add: Goodwill amortization, net of tax         ---       .02
     Adjusted earnings per common
       share -- diluted                        $    .68   $  1.15

          The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by business segment are as follows:

                                              Net
                                Balance     Goodwill     Balance
                                 as of      Acquired      as of
                               January 1,    During      June 30,
                                 2002       the Year       2002
                                          (In thousands)

     Electric                  $    ---    $    ---     $    ---
     Natural gas
       distribution                 ---         ---          ---
     Utility services            61,909        (738)      61,171
     Pipeline and energy
       services                   9,336         158        9,494
     Natural gas and oil
       production                   ---         ---          ---
     Construction materials
       and mining               102,752       8,604      111,356
     Total                     $173,997    $  8,024     $182,021

          Included in other intangible assets on the Company's
     Consolidated Balance Sheets are the following:

                                  June 30,    June 30,     December 31,
                                   2002         2001          2001
                                          (In thousands)
     Amortizable intangible
      assets:
       Leasehold rights          $ 79,005    $ 65,580     $ 72,955
       Accumulated amortization    (1,524)       (868)      (1,149)
                                   77,481      64,712       71,806

       Noncompete agreements       12,090      12,030       12,034
       Accumulated amortization    (9,096)     (8,456)      (8,811)
                                    2,994       3,574        3,223

       Other                        5,149       1,347        1,377
       Accumulated amortization      (215)       (133)        (172)
                                    4,934       1,214        1,205
     Total                       $ 85,409    $ 69,500     $ 76,234

          Amortization expense for intangible assets for the three months and six months ended June 30, 2002, was approximately $472,000 and $703,000, respectively. Estimated amortization expense for intangible assets is $2.3 million in 2002, $2.6 million in 2003, $2.3 million in 2004, $2.3 million in 2005, $2.3 million in 2006 and $74.3 million thereafter.

10.  Common stock

          At the Annual Meeting of Stockholders held on April 23, 2002, the Company's common stockholders approved an amendment to the Certificate of Incorporation increasing the authorized number of common shares from 150 million shares to 250 million shares with a par value of $1.00 per share.

11.  Business segment data

          The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation.

          The Company's operations are conducted through six business segments. The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consists of an investment in a natural gas fired electric generating station in Brazil. The electric segment generates, transmits and distributes electricity and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment consists of a diversified infrastructure company specializing in engineering, design and build capability for electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility services provides related specialty equipment manufacturing sales and rental services. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. Energy-related marketing and management services as well as cable and pipeline locating services also are provided. The pipeline and energy services segment includes investments in domestic and international growth opportunities. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and other related construction materials, including ready-mixed concrete, cement and asphalt, as well as value-added products and services in the north central and western United States, including Alaska and Hawaii.

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

                                              Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2002

     Electric                  $  36,292     $      ---    $   1,673
     Natural gas distribution     34,120            ---         (815)
     Utility services            116,344            ---          834
     Pipeline and energy
       services                   36,110          9,267        2,750
     Natural gas and oil
       production                 27,775         15,989        9,341
     Construction materials
       and mining                229,577            ---       10,881
     Intersegment eliminations       ---        (25,256)         ---
     Total                     $ 480,218     $      ---    $  24,664

     Three Months
     Ended June 30, 2001

     Electric                  $  38,036     $      ---    $   2,152
     Natural gas distribution     41,246            ---       (1,547)
     Utility services             77,183            ---        3,873
     Pipeline and energy
       services                  147,111          7,432        3,383
     Natural gas and oil
       production                 40,517         14,884       17,888
     Construction materials
       and mining                201,153          1,172*      17,477
     Intersegment eliminations       ---        (22,316)         ---
     Total                     $ 545,246     $    1,172*   $  43,226

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation" (SFAS No. 71), intercompany coal sales are not eliminated.

                                                Inter-
                                  External      segment       Earnings
                                 Operating     Operating     on Common
                                  Revenues      Revenues       Stock
                                             (In thousands)
     Six Months
     Ended June 30, 2002

     Electric                   $   76,362    $     ---     $   5,164
     Natural gas distribution      105,832          ---         3,701
     Utility services              224,631          ---         2,184
     Pipeline and energy
      services                      55,910       32,017         5,577
     Natural gas and oil
       production                   76,509       29,663        30,411
     Construction materials
       and mining                  322,909          ---         1,160
     Intersegment eliminations         ---      (61,680)          ---
     Total                      $  862,153    $     ---     $  48,197

     Six Months
     Ended June 30, 2001

     Electric                   $   80,989    $     ---     $   6,959
     Natural gas distribution      182,100          ---         1,127
     Utility services              144,502            4         5,917
     Pipeline and energy
      services                     395,387       28,806         5,761
     Natural gas and oil
       production                   89,732       37,301        45,920
     Construction materials
       and mining                  289,939        5,016*       10,038
     Intersegment eliminations         ---      (66,111)          ---
     Total                      $1,182,649    $   5,016*    $  75,722

     * In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

          On April 1, 2000, Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, purchased substantially all of the assets of Preston Reynolds & Co., Inc. (Preston), a coalbed natural gas development operation based in Colorado with related oil and gas leases and properties in Montana and Wyoming. Pursuant to the asset purchase and sale agreement, Preston could, but was not obligated to purchase, acquire and own an undivided 25 percent working interest (Seller's Option Interest) in certain oil and gas leases or properties acquired and/or generated by Fidelity. Fidelity had the right, but not the obligation, to purchase Seller's Option Interest for an amount as specified in the agreement. On July 10, 2002, Fidelity purchased the Seller's Option Interest.

12.  Acquisitions

          During the first six months of 2002, the Company acquired construction materials and mining businesses in Minnesota and Montana, an energy development company in Montana and a utility services company in California, none of which was individually material. The total purchase consideration for these businesses, consisting of the Company's common stock and cash, was $56.8 million.

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

13.  Regulatory matters and revenues subject to refund

          On June 10, 2002, Montana-Dakota filed with the Wyoming
     Public Service Commission (WYPSC) for a natural gas rate increase. The Company is requesting a total of $662,000 annually or 5.6 percent above current rates.

          On May 20, 2002, Montana-Dakota filed with the Montana
     Public Service Commission (MTPSC) for a natural gas rate increase. The Company is requesting a total of $3.6 million annually or 6.5 percent above current rates.

          On April 12, 2002, Montana-Dakota filed with the North
     Dakota Public Service Commission (NDPSC) for a natural gas rate increase. The Company is requesting a total of $2.8 million annually or 4.1 percent above current rates.

          The NDPSC authorized its Staff to initiate an investigation into the earnings levels of Montana-Dakota's North Dakota electric operations based on Montana-Dakota's 2000 Annual Report to the NDPSC. The investigation was based on a complaint filed with the NDPSC on September 7, 2001, by the NDPSC Staff. On April 24, 2002, the NDPSC issued an Order requiring Montana-Dakota to reduce its North Dakota electric rates by $4.3 million annually, effective May 8, 2002. On April 25, 2002, Montana-Dakota filed an appeal of the NDPSC Order in the North Dakota South Central Judicial District Court (District Court). The filing also requested a stay of the effectiveness of the NDPSC Order while the appeal is pending. Montana-Dakota is challenging the NDPSC's determination of the level of electricity sales to other utilities expected to be received by Montana-Dakota. On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million annual rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota implemented an annual rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million annual reduction ordered by the NDPSC. The remaining $3.5 million is subject to refund if Montana-Dakota does not prevail in this proceeding.

          Reserves have been provided for the revenues that have been collected subject to refund with respect to Montana-
     Dakota's pending electric rate reduction.

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

14.  Litigation

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

          In March 1997, 11 natural gas producers filed suit in North Dakota Southwest Judicial District Court (North Dakota District Court) against Williston Basin and the Company. The natural gas producers had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had natural gas purchase contracts with Koch. The natural gas producers alleged they were entitled to damages for the breach of Williston Basin's and the Company's contracts with Koch although no specific damages were stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota Northwest Judicial District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota Northwest Judicial District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the Company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the Company filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. The motions for summary judgment were granted by the North Dakota District Court in July 2000. In March 2001, the North Dakota District Court entered a final judgment on the July 2000 order granting the motions for summary judgment. In May 2001, the 11 natural gas producers appealed the North Dakota District Court's decision by filing a Notice of Appeal with the North Dakota Supreme Court. Oral argument was held before the North Dakota Supreme Court in December 2001. On April 16, 2002, the North Dakota Supreme Court affirmed the summary judgment entered by the North Dakota District Court. On April 30, 2002, the 11 natural gas producers filed a petition for rehearing by the North Dakota Supreme Court. On May 17, 2002, the North Dakota Supreme Court denied the 11 natural gas producers petition for rehearing.

          Williston Basin and the Company believe the claims of the 11 natural gas producers are without merit and intend to continue vigorously contesting this suit. Williston Basin and the Company believe it is not probable that the 11 natural gas producers will ultimately succeed given the current status of the litigation.

          In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content and volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In March 1997, the U.S. District Court dismissed the suit without prejudice and the dismissal was affirmed by the United States Court of Appeals for the D.C. Circuit in October 1998. In June 1997, Grynberg filed a similar Federal False Claims Act suit against Williston Basin and Montana-Dakota and filed over 70 other separate similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming (Federal District Court). Oral argument on motions to dismiss was held before the Federal District Court in March 2000. In May 2001, the Federal District Court denied Williston Basin's and Montana-Dakota's motion to dismiss. The matter is currently pending.

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

15.  Environmental matters

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


                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001
Electric                           $ 1.7  $  2.1  $  5.2  $  7.0
Natural gas distribution             (.8)   (1.5)    3.7     1.1
Utility services                      .8     3.9     2.2     5.9
Pipeline and energy services         2.8     3.3     5.6     5.8
Natural gas and oil production       9.3    17.9    30.4    45.9
Construction materials and mining   10.9    17.5     1.1    10.0
Earnings on common stock           $24.7  $ 43.2  $ 48.2  $ 75.7

Earnings per common
  share - basic                    $ .35  $  .64  $  .69  $ 1.14

Earnings per common
  share - diluted                  $ .35  $  .63  $  .68  $ 1.13

Return on average common equity
  for the 12 months ended                          11.5%   16.9%
________________________________

Three Months Ended June 30, 2002 and 2001

     Consolidated earnings for the quarter ended June 30, 2002, decreased $18.5 million from the comparable period a year ago due to lower earnings at the natural gas and oil production, construction materials and mining, utility services, pipeline and energy services, and electric businesses. A lower seasonal loss at the natural gas distribution business slightly offset the earnings decline.

Six Months Ended June 30, 2002 and 2001

     Consolidated earnings for the six months ended June 30, 2002, decreased $27.5 million from the comparable period a year ago due to lower earnings at the natural gas and oil production, construction materials and mining, utility services, electric, and pipeline and energy services businesses. Increased earnings at the natural gas distribution business slightly offset the earnings decline.

                ________________________________


Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's business segments.

Electric
                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001
Operating revenues:
  Retail sales                    $ 31.3  $ 31.1  $ 66.2  $ 65.6
  Sales for resale and other         5.0     6.9    10.2    15.4
                                    36.3    38.0    76.4    81.0
Operating expenses:
  Fuel and purchased power          13.1    14.6    27.1    27.7
  Operation and maintenance         11.5    10.9    22.9    23.5
  Depreciation, depletion and
    amortization                     4.9     4.9     9.8     9.7
  Taxes, other than income           1.8     1.8     3.8     3.8
                                    31.3    32.2    63.6    64.7

Operating income                  $  5.0  $  5.8  $ 12.8  $ 16.3

Retail sales (million kWh)         500.9   493.4 1,059.7 1,043.1
Sales for resale (million kWh)     199.8   180.4   426.4   448.0
Average cost of fuel and
  purchased power per kWh         $ .018  $ .020  $ .017  $ .018


Natural Gas Distribution
                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001
Operating revenues:
  Sales                           $ 33.2  $ 40.4  $103.9  $180.1
  Transportation and other            .9      .9     2.0     2.0
                                    34.1    41.3   105.9   182.1
Operating expenses:
  Purchased natural gas sold        22.7    31.0    73.8   151.9
  Operation and maintenance          8.8     8.8    18.5    19.5
  Depreciation, depletion and
    amortization                     2.4     2.4     4.8     4.7
  Taxes, other than income           1.3     1.2     2.6     2.6
                                    35.2    43.4    99.7   178.7

Operating income (loss)           $ (1.1) $ (2.1) $  6.2  $  3.4

Volumes (MMdk):
  Sales                              6.6     5.4    23.1    21.6
  Transportation                     2.7     2.7     6.4     6.9
Total throughput                     9.3     8.1    29.5    28.5

Degree days (% of normal)           122%     99%    104%     98%
Average cost of natural gas,
  including transportation
  thereon, per dk                 $ 3.47  $ 5.78  $ 3.20  $ 7.04


Utility Services

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001

Operating revenues                $116.3  $ 77.2  $224.6  $144.5

Operating expenses:
  Operation and maintenance        108.5    66.7   207.4   125.7
  Depreciation, depletion
    and amortization                 2.3     1.7     4.4     3.7
  Taxes, other than income           3.5     1.8     7.7     3.6
                                   114.3    70.2   219.5   133.0

Operating income                  $  2.0  $  7.0  $  5.1  $ 11.5


Pipeline and Energy Services

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001

Operating revenues:
  Pipeline                        $ 23.7  $ 21.2  $ 44.9  $ 42.3
  Energy services and other         21.7   133.3    43.0   381.9
                                    45.4   154.5    87.9   424.2

Operating expenses:
  Purchased natural gas sold        18.7   129.1    36.1   376.2
  Operation and maintenance         12.8    11.9    26.7    23.6
  Depreciation, depletion
    and amortization                 3.7     3.4     7.4     6.7
  Taxes, other than income           1.4     1.5     3.1     3.0
                                    36.6   145.9    73.3   409.5

Operating income                  $  8.8  $  8.6  $ 14.6  $ 14.7

Transportation volumes (MMdk):
  Montana-Dakota                     7.4     9.0    15.2    17.5
  Other                             21.3    17.2    31.9    27.6
                                    28.7    26.2    47.1    45.1

Gathering volumes (MMdk)            16.7    14.2    33.6    28.8


Natural Gas and Oil Production

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001
Operating revenues:
  Natural gas                     $ 32.1  $ 41.2  $ 57.6  $ 95.6
  Oil                               11.7    12.9    21.2    26.4
  Other                              ---     1.3    27.4*    5.0
                                    43.8    55.4   106.2   127.0
Operating expenses:
  Purchased natural gas sold         ---     1.1     ---     1.8
  Operation and maintenance         13.7    11.7    27.2    22.7
  Depreciation, depletion
    and amortization                11.3    10.6    22.9    20.1
  Taxes, other than income           3.2     2.6     5.7     6.4
                                    28.2    26.0    55.8    51.0

Operating income                  $ 15.6  $ 29.4  $ 50.4 $  76.0

Production:
  Natural gas (MMcf)              10,949  10,031  22,352  19,720
  Oil (000's of barrels)             502     488     983     982

Average realized prices:
 Natural gas (per Mcf)            $ 2.93  $ 4.10  $ 2.57  $ 4.85
 Oil (per barrel)                 $23.20  $26.52  $21.60  $26.93
_____________________
 * Includes the effects of a nonrecurring compromise agreement.


Construction Materials and Mining

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2002    2001    2002    2001
Operating revenues:
  Construction materials          $229.6  $199.4  $322.9  $282.7
  Coal                               ---**   2.9     ---**  12.3
                                   229.6   202.3   322.9   295.0
Operating expenses:
  Operation and maintenance        190.8   164.5   282.5   253.2
  Depreciation, depletion
    and amortization                13.2    11.5    24.6    21.6
  Taxes, other than income           4.7     4.7     7.9     8.2
                                   208.7   180.7   315.0   283.0

Operating income                  $ 20.9  $ 21.6  $  7.9  $ 12.0

Sales (000's):
  Aggregates (tons)                8,869   6,239  12,445   8,928
  Asphalt (tons)                   1,820   1,298   1,987   1,422
  Ready-mixed concrete
    (cubic yards)                    793     721   1,194   1,112
  Coal (tons)                        ---**   268     ---** 1,171
_____________________
** Coal operations were sold effective April 30, 2001.

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution, utility services, construction materials and mining, and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold, and operation and maintenance expenses are as follows:
$25.3 million, $21.6 million and $3.7 million for the three months ended June 30, 2002; $22.3 million, $21.4 million and $.9 million for the three months ended June 30, 2001; $61.7 million, $54.4 million and $7.3 million for the six months ended June 30, 2002; and $66.1 million, $64.3 million and $1.8 million for the six months ended June 30, 2001, respectively.

Three Months Ended June 30, 2002 and 2001

Electric

     Electric earnings decreased as a result of significantly lower average realized sales for resale prices, combined with higher operation and maintenance expense, primarily increased subcontractor costs. Partially offsetting the earnings decline were decreased fuel and purchased power costs, largely lower demand charges resulting from the absence of a 2001 extended maintenance outage at an electric supplier's generating station.

Natural Gas Distribution

     Normal seasonal losses at the natural gas distribution business decreased as a result of higher retail sales volumes, largely the result of weather that was 31 percent colder than last year. The pass-through of lower natural gas prices resulted in the decrease in sales revenues and purchased natural gas sold.

Utility Services

     Utility services earnings decreased as a result of lower line construction margins in the Rocky Mountain region related primarily to decreased fiber optic construction work, lower construction margins in the Central region due to an unfavorable settlement of a billing dispute of $724,000 (after tax) and a more competitive bidding environment for inside electrical work, the write-off of receivables of $1.4 million (after tax) associated with a company in the telecommunications industry, and decreased equipment sales. Earnings from businesses acquired since the comparable period last year partially offset these decreases. The increase in revenues and the related increase in operation and maintenance expense resulted largely from businesses acquired since the comparable period last year.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business decreased as a result of ongoing development costs of $1.8 million, largely in connection with domestic and international energy projects. This decrease was due, in part, to delays in commercial production of power from the natural gas fired electric generation project in Brazil due to delays in the third party delivery of the natural gas supply. Higher operation and maintenance expenses related to expansion of the gathering system to accommodate increasing natural gas volumes, and lower technology services revenues at one of the Company's energy services operations, largely due to the depressed telecommunications market also decreased earnings. Partially offsetting the earnings decline were higher gathering volumes at higher average rates and higher volumes transported into storage. The absence in 2002 of a 2001 write-off of an investment in a software development company of $699,000 (after tax) also partially offset the earnings decline. The decrease in energy services revenue and the related decrease in purchased natural gas sold were due primarily to decreased energy marketing volumes resulting from the sale of the vast majority of the Company's low-margin energy marketing operations in the third quarter of 2001.

Natural Gas and Oil Production

     Natural gas and oil production earnings decreased largely due to lower realized natural gas and oil prices which were 29 percent and 13 percent lower than last year, respectively, partially offset by higher natural gas production of 9 percent, largely from operated production in the Rocky Mountain area. Also adding to the earnings decline were increased operation and maintenance expense, mainly higher lease operating expenses, and increased depreciation, depletion and amortization expense, both relating to higher production volumes. Hedging activities for natural gas for the second quarter of 2002 and 2001 resulted in realized prices that were 105 percent and unchanged, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the second quarter of 2002 and 2001 resulted in realized prices that were 99 and 102 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

     Earnings for the construction materials and mining business decreased as a result of the one-time gain in 2001 from the sale of the Company's coal operations of $11.0 million ($6.6 million after tax), included in other income - net, as previously discussed in
Note 11 of Notes to Consolidated Financial Statements. Earnings decreased as a result of a late construction season start in Montana due to cold and wet spring weather and the absence of earnings from the Company's coal operations that were sold effective April 30, 2001. These decreases were offset by the net earnings at the other existing construction materials and mining locations as well as earnings from companies acquired since the comparable period last year.

Six Months Ended June 30, 2002 and 2001

Electric

     Electric earnings decreased as a result of significantly lower average realized sales for resale prices due to weaker demand in the sales for resale markets, combined with the absence in 2002 of 2001 insurance recovery proceeds related to a 2000 outage at an electric generating station. Partially offsetting the earnings decline were decreased fuel and purchased power costs due in part to lower demand charges resulting from the absence of a 2001 extended maintenance outage at an electric supplier's generating station, and decreased operation and maintenance expense, largely lower payroll costs.

Natural Gas Distribution

     Earnings at the natural gas distribution business increased as a result of higher retail sales volumes, largely the result of weather that was 5 percent colder than last year, increased return on natural gas storage, demand and prepaid commodity balances, decreased operation and maintenance expense due primarily to decreased bad debt expense and lower payroll costs, and higher service and repair margins. The pass-through of lower natural gas prices resulted in the decrease in sales revenues and purchased natural gas sold.

Utility Services

     Utility services earnings decreased as a result of lower line construction margins in the Rocky Mountain region, lower construction margins in the Central region, the write-off of a receivable, and decreased equipment sales, all as previously discussed. Partially offsetting the decline in earnings were decreased interest expense due to lower average borrowings and earnings from businesses acquired since the comparable period last year. The increase in revenues and the related increase in operation and maintenance expense resulted largely from businesses acquired since the comparable period last year.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business decreased as a result of ongoing development costs of $1.9 million, largely in connection with domestic and international energy projects. This decrease was due, in part, to delays in commercial production of power from the natural gas fired electric generation project in Brazil due to delays in the third party delivery of the natural gas supply. Higher operation and maintenance expense largely related to the expansion of the gathering system to accommodate increasing natural gas volumes, lower technology services revenues at one of the Company's energy services operations, as previously discussed, and higher depreciation, depletion and amortization expense resulting from increased property, plant and equipment balances also decreased earnings. Partially offsetting the earnings decline were higher gathering volumes at higher average rates, higher volumes transported into storage, and increased storage revenues. The absence in 2002 of a 2001 write-off of an investment in a software development company, as previously discussed, also partially offset the earnings decline. The decrease in energy services revenue and the related decrease in purchased natural gas sold were due primarily to decreased energy marketing volumes resulting from the sale of the vast majority of the Company's low-margin energy marketing operations in the third quarter of 2001.

Natural Gas and Oil Production

     Natural gas and oil production earnings decreased largely due to lower realized natural gas and oil prices which were 47 percent and 20 percent lower than last year, respectively, partially offset by higher natural gas production of 13 percent, largely from operated production in the Rocky Mountain area. Also adding to the earnings decline were increased operation and maintenance expense, mainly higher lease operating expenses, lower sales volumes of inventoried natural gas, and increased depreciation, depletion and amortization expense due to higher production volumes and higher rates.
Partially offsetting the earnings decline were the effects of the nonrecurring compromise agreement of $27.4 million ($16.6 million after-tax), included in operating revenue, as discussed in Note 14 of Notes to Consolidated Financial Statements. Hedging activities for natural gas for the six months ended June 30, 2002 and 2001 resulted in realized prices that were 104 and 96 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the six months ended
June 30, 2002 and 2001 resulted in realized prices that were 102 percent, of what otherwise would have been received.

Construction Materials and Mining

     Earnings for the construction materials and mining business decreased due to the previously mentioned 2001 one-time gain from the sale of the Company's coal operations. Decreased construction activity, the result of a late construction season start in Montana due to cold and wet spring weather, and lower ready-mixed concrete volumes at existing operations, higher depreciation, depletion and amortization expense due to higher property, plant and equipment balances, and increased selling, general and administrative costs added to the earnings decrease. The absence of earnings from the Company's coal operations that were sold in April 2001, also added to the earnings decrease. Increased aggregate and asphalt margins partially offset the earnings decrease.

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

Prospective Information

     The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company over the next few years and other matters for each of its six business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Safe Harbor for Forward-looking Statements. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's targeted growth, revenue and earnings projections. Given the current business environment, the Company is reviewing its long-term growth goals.

MDU Resources Group, Inc.

- Earnings per share, diluted, for 2002 are projected in the $1.80 to $2.00 range. Excluding the benefit of the compromise agreement discussed in Note 14 of Notes to Consolidated Financial Statements, earnings per share from operations are projected to be in the approximate range of $1.60 to $1.80.

- Weighted average diluted common shares outstanding for the twelve months ended December 31, 2001, were 67.9 million. The
  Company anticipates a 3 percent to 7 percent increase in weighted average diluted shares outstanding by 2002 year end.

- The Company expects the percentage of 2002 earnings per share from operations, excluding the benefit of the compromise agreement, by quarter to be in the following approximate ranges:

  -  Third Quarter - 40 percent to 45 percent
  -  Fourth Quarter - 29 percent to 34 percent

- The Company will examine issuing equity from time to time to keep its debt at the nonregulated businesses at no more than 40 percent of total capitalization subject to market conditions.

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

- On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million annual rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota implemented an annual rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million annual reduction ordered by the NDPSC. The remaining $3.5 million is subject to refund if Montana-Dakota does not prevail in this proceeding. Reserves have been provided for the revenues that have been collected subject to refund with respect to this pending electric rate reduction. For more information on this proceeding see Note 13 of Notes to Consolidated Financial Statements.

- Due to growing electric demand, a 40-megawatt natural gas turbine power plant may be added in the two to five year planning horizon.

- Currently, the Company is working with the State of North
  Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota. The first preliminary decision is expected in December 2002.

Natural gas distribution

- Annual natural gas throughput for 2002 is expected to be approximately 56 million decatherms, with about 40 million decatherms from sales and 16 million decatherms from transportation.

- On June 10, 2002, Montana-Dakota filed with the WYPSC for a natural gas rate increase. The Company is requesting a total of $662,000 annually or 5.6 percent above current rates.

- On May 20, 2002, Montana-Dakota filed with the MTPSC for a natural gas rate increase. The Company is requesting a total of $3.6 million annually or 6.5 percent above current rates.

- On April 12, 2002, Montana-Dakota filed with the NDPSC for a natural gas rate increase. The Company is requesting a total of $2.8 million annually or 4.1 percent above current rates.

Utility services

- Revenues for this segment are expected to approximate $500 million in 2002.

- Earnings for 2002, compared to 2001, are expected to increase by approximately 10 percent.

Pipeline and energy services

- In 2002, natural gas throughput from this segment, including both transportation and gathering, is expected to increase by approximately 5 percent over the 2001 record level throughput.

- A 247-mile pipeline to transport additional natural gas to market and enhance the use of the Company's storage facilities is currently under regulatory review. Depending upon the timing of the receipt of the necessary regulatory approval, construction completion could occur as early as late 2003.

- The Company continues to pursue electric generation opportunities in Brazil. These projects are targeted toward a niche market where we will provide energy on a contractual basis in order to reduce risk. The first 100 megawatts have begun commercial production and the second 100 megawatts are scheduled to begin commercial production early in 2003.

- The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending. The Company purchased plant equipment and obtained all permits necessary to begin construction. NorthWestern Energy terminated the power purchase agreement for the energy from this plant; however, the Company believes there are other markets for the energy and is studying its options regarding this project. Pending completion of this study, the Company has deferred construction activities and is investigating suspension of construction activities. At June 30, 2002, the Company's investment in this project was approximately $16.5 million.

Natural gas and oil production

- Due to delays caused by weather, regulatory hurdles and environmental objections to discharge of water, the Company now anticipates combined natural gas and oil production at this segment in 2002 to be approximately 10 percent to 15 percent higher than in 2001. To help mitigate the water issues, the Company is implementing new water management practices and policies.

- Due to the aforementioned reasons, this segment now expects to drill approximately 250 wells in 2002.

- Natural gas prices in the Rocky Mountain Region for July through December 2002 reflected in the Company's 2002 earnings guidance are in the range of $2.00 to $2.50 per Mcf. The Company's estimates for natural gas prices on the NYMEX for July through December 2002 reflected in the Company's 2002 earnings guidance are in the range of $3.25 to $3.75 per Mcf. During 2001, more than half of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for July through December 2002 reflected in the Company's 2002 earnings guidance are in the range of $24 to $27 per barrel.

- This segment has hedged a portion of its 2002 production. The Company has entered into swap agreements and fixed price forward sales representing approximately 35 percent to 40 percent of 2002 estimated annual natural gas production. These natural gas swaps are at various indices and range from a low CIG index of $2.73 to a high NYMEX price of $4.34. The Company has also entered into oil swap agreements at average NYMEX prices in the range of $24.80 to $25.90 per barrel, representing approximately 30 percent to 35 percent of the Company's 2002 estimated annual oil production.

- In addition to these 2002 hedges, the Company has hedged a portion of its 2003 production. The Company has entered into costless collars and fixed price forward sales, representing approximately 5 percent to 10 percent of 2003 estimated annual natural gas production. The costless collars range from approximately $3.15 to $4.25 per Mcf.

Construction materials and mining

- Excluding the effects of potential future acquisitions, aggregate volumes are expected to increase by approximately 18 percent to 23 percent in 2002 and asphalt and ready-mixed concrete volumes are expected to increase by 15 percent to 20 percent and 5 percent to 10 percent, respectively in 2002.

- Revenues for this segment are expected to exceed $900 million in 2002.

New Accounting Standards

     In June 2001, the FASB approved Statement of Financial
Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations." For further information on SFAS No. 143, see Note 6 of Notes to Consolidated Financial Statements.

     In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment issues arise, for impairment. As of December 31, 2001, the Company had unamortized goodwill of $174.0 million that was subject to the provisions of SFAS No. 142. Had SFAS No. 142 been in effect for 2001, earnings would have been $4.2 million higher.

     In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 was effective for the Company beginning on January 1, 2002. The adoption of SFAS No. 144 did not have a material affect on the Company's financial position or results of operations.

     In April 2002, the FASB approved Statement of Financial
Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." For further information on SFAS No. 145, see Note 6 of Notes to Consolidated Financial Statements.

     In June 2002, the EITF adopted the position in EITF No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, 'Accounting for Contracts Involved in Energy Trading and Risk Management Activities,' and
No. 00-17, 'Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10.'" For further information on EITF
No. 02-3, see Note 6 of Notes to Consolidated Financial Statements.

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." For further information on SFAS No. 146, see Note 6 of Notes to Consolidated
Financial Statements.

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

Liquidity and Capital Commitments

Cash flows

Operating activities --

     Cash flows from operating activities in the first six months of 2002 decreased $61.5 million from the comparable 2001 period, primarily due to a decrease in net income of $27.5 million and the decrease in cash from changes in working capital items of $48.8 million. This decrease was primarily due to lower natural gas prices in the first six months of 2002 compared to the same period of 2001. Higher depreciation, depletion and amortization expense of $7.4 million resulting largely from increased property, plant and equipment balances partially offset the decrease in cash flows from operating activities.

Investing activities --

     Cash flows used in investing activities in the first six months of 2002 decreased $22.4 million compared to the comparable period in 2001, the result of a decrease in net capital expenditures, including acquisitions and net proceeds from the sale or disposition of property. Net capital expenditures exclude the following noncash transactions related to acquisitions: issuance of the Company's equity securities of $41.8 million and $57.3 million in the first six months of 2002 and 2001, respectively.

Financing activities --

     Financing activities resulted in an increase in cash flows for the first six months of 2002 of $51.3 million compared to the comparable 2001 period. This increase was largely due to the decrease in the repayment of long-term debt of $52.6 million and the increase in issuance of long-term debt of $16.1 million. This increase was partially offset by a decrease in proceeds from issuance of common stock of $26.8 million.

Capital expenditures

     Net capital expenditures for the year 2002 are estimated at approximately $390 million, including those for acquisitions, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, land and building improvements, pipeline and gathering expansion projects, the further enhancement of natural gas and oil production and reserve growth, power generation opportunities and for potential future acquisitions and other growth opportunities. Approximately 30 percent to 35 percent of estimated net capital expenditures for 2002 are for completed and potential future acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2002 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, a revolving credit and term loan agreement, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the Company's equity securities.

     The estimated 2002 capital expenditures referred to above include completed 2002 acquisitions including construction materials and mining businesses in Minnesota and Montana; a utility services company in California; and an energy development company in Montana. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

     The Company has a revolving credit and term loan agreement with various banks that allows for borrowings of up to $40 million.
Under this agreement, $5 million was outstanding at June 30, 2002. The borrowings under this agreement, which allows for subsequent borrowings up to a term of one year, are classified as long term as the Company intends to refinance these borrowings on a long-term basis. The Company intends to renew this agreement, which expires on December 31, 2002.

     Centennial has a revolving credit agreement (Centennial credit agreement) with various banks that supports Centennial's $350 million commercial paper program (Centennial commercial paper program). There were no outstanding borrowings under the Centennial credit agreement at June 30, 2002. Under the Centennial commercial paper program, $297.9 million was outstanding at June 30, 2002. The Centennial commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 27, 2002, on an annual basis.

     Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $300 million. Under the terms of the master shelf agreement, $242.2 million was outstanding at June 30, 2002. On August 2, 2002, Centennial borrowed an additional $50 million under the terms of this agreement. The $50 million in proceeds were used to pay down Centennial commercial paper program borrowings. Centennial currently plans to expand its borrowing capacity under this facility.

     MDU International has a credit agreement that allows for borrowings of up to $25 million. Under this agreement, $4.5 million was outstanding at June 30, 2002. The Company intends to renew this credit agreement, which expires June 30, 2003, on an annual basis.

     The Company also has unsecured short-term lines of credit from a number of banks totaling $60 million that allow the Company to borrow under the lines and/or provide credit support for a commercial paper program. There were no outstanding borrowings under these lines of credit or this commercial paper program at June 30, 2002. The Company intends to renew these lines of credit on an annual basis.

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

     To the extent the Company needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt by approximately $447,000 (after-tax) for the calendar year 2002 based on June 30, 2002 variable rate borrowings. Based on the Company's overall interest rate exposure at June 30, 2002, this change would not have a material affect on the Company's results of operations.

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

     In order to borrow under the Company's or its subsidiaries' credit facilities, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitations on priority debt, limitations on sale of assets and limitations on loans and investments in addition to certain restrictions imposed under the terms and conditions of the Company's Indenture of Mortgage as discussed below. The Company and its subsidiaries are in compliance with these covenants and met the required conditions at June 30, 2002. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

     The Centennial credit agreement and the Centennial uncommitted long-term master shelf agreement contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement which causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the Centennial credit agreement and the Centennial uncommitted long-term master shelf agreement will be in default.
The Centennial credit agreement, the Centennial uncommitted long-term master shelf agreement and Company practice limit the amount of subsidiary indebtedness.

     Currently, there are no credit facilities that contain cross-default provisions between Centennial and the Company.

     The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 2002, the Company could have issued approximately $312 million of additional first mortgage bonds.

     The Company's coverage of fixed charges including preferred dividends was 4.5 times and 5.3 times for the twelve months ended June 30, 2002 and December 31, 2001, respectively. Additionally, the Company's first mortgage bond interest coverage was 8.0 times and 8.5 times for the twelve months ended June 30, 2002 and December 31, 2001, respectively. Common stockholders' equity as a percent of total capitalization was 58 percent at June 30, 2002 and December 31, 2001.

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

     Certain subsidiaries of the Company have financial guarantees outstanding at June 30, 2002. These guarantees as of June 30, 2002, are approximately $27.9 million, of which approximately $24.5 million pertain to Centennial's guarantee of certain obligations in connection with the natural gas fired electric generation station in Brazil, as discussed in Notes 10 and 15 of Notes to Consolidated Financial Statements in the 2001 Annual Report and Items 2 and 3 of this 10-Q. As of June 30, 2002, with respect to these guarantees, there were approximately $23.5 million outstanding through 2003, $1.4 million outstanding through 2004 and $3.0 million outstanding thereafter.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates, and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

Commodity price risk --

     The Company utilizes derivative instruments, including natural gas and oil price swap and natural gas collar agreements, to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the Company's forecasted sales of natural gas and oil production. For more information on commodity price risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Notes to Consolidated Financial Statements in this Form 10-Q.

     The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of the Company, as of June 30, 2002. These agreements call for the subsidiaries to receive fixed prices and pay variable prices.

                     (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2002                  $  3.50        8,769         $4,486


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2002         $ 24.89          388         $(535)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2003                  $3.19/4.16     5,110       $(1,078)


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


Interest rate risk --

     There are no material changes to interest rate risk faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For more information on interest rate risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign currency risk --

     The Company has a 49 percent equity investment in a 200 megawatt natural gas fired electric generation project (Project) in Brazil which has a portion of its borrowings and payables denominated in U.S. Dollars. The Company has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. Dollar and the Brazilian Real. The functional currency of the Project during its construction phase was deemed to be the U.S. Dollar. Upon commencement of operations of the first 100 megawatts of the Project on July 7, 2002, the functional currency of the Project became the Brazilian Real. Adjustments attributable to the translation of nonmonetary assets between the U.S. Dollar and the Brazilian Real as of July 7, 2002, will be recorded in accumulated other comprehensive income in the third quarter of 2002.

     Subsequent to July 7, 2002, the effect of changes in currency exchange rates with respect to the Project's third party U.S. Dollar denominated borrowings and payables will be reflected in net income. At June 30, 2002, the Project had third party U.S. Dollar denominated borrowings and payables of approximately $59.3 million. If, for example, the value of the Brazilian Real decreased in relation to the U.S. Dollar by 10 percent, the Company, with respect to its interest in the Project, would record a foreign currency translation loss in net income of approximately $2.7 million (after tax) based on the third party U.S. Dollar denominated borrowings and payables at June 30, 2002.

     The Project also has U.S. Dollar denominated borrowings payable to a subsidiary of the Company of $23.8 million. Foreign currency translation adjustments on the Project's borrowings payable to the Company would be recorded in accumulated other comprehensive income.

     The Company's equity income from this Brazilian investment is also impacted by fluctuations in currency exchange rates. In addition to the Company's investment in this Project, which consisted of the borrowings payable to a subsidiary of the Company as noted above, Centennial has guaranteed project obligations and loans of approximately $24.5 million as of June 30, 2002.

     The Company is managing a portion of its foreign currency exchange risk through contractual provisions contained in the Project's power purchase agreement with Petrobras that provides for annual partial price adjustments based on changes in the U.S. Dollar/Brazilian Real exchange rate. On August 12, 2002, the Company entered into a foreign currency collar agreement for a notional amount of $21.3 million with a fixed price floor of R$3.10 and a fixed price ceiling of R$3.40 to manage a portion of its foreign currency risk. The term of the collar agreement is from August 12, 2002 through February 3, 2003, and the collar agreement settles on February 3, 2003. Gains or losses on this derivative instrument will be recorded in earnings each period.


                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 17, 2002, the North Dakota Supreme Court denied the 11 natural gas producers petition for rehearing.

     For more information on the above legal action see Note 14 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between April 1, 2002 and June 30, 2002, the Company issued 1,043,195 shares of Common Stock, $1.00 par value, as part of the consideration for all of the issued and outstanding capital stock with respect to businesses acquired during this period and as a final adjustment with respect to an acquisition in a prior period. The Common Stock issued by the Company in these transactions was issued in private sales exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the Company, are accredited investors and have acknowledged that they would hold the Company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   3(a)  Restated Certificate of Incorporation of the
         Company, as amended to date
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   99 Statement Pursuant to Section 906 of Sarbanes - Oxley Act of 2002

b) Reports on Form 8-K

   Form 8-K was filed on July 25, 2002.  Under Item 5 -- Other
   Events, the Company reported the press release issued July 24, 2002, regarding earnings for the quarter ended June 30, 2002.


                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.


DATE  August 13, 2002          BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY  /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer


                         EXHIBIT INDEX


Exhibit No.

3(a)    Restated Certificate of Incorporation of the Company, as
        amended to date
12      Computation of Ratio of Earnings to Fixed Charges
        and Combined Fixed Charges and Preferred Stock
        Dividends
99      Statement Pursuant to Section 906 of Sarbanes - Oxley Act of
        2002