Form 10-Q
period 2002-09-30
MDU RESOURCES GROUP INC
filed 2002-11-14
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 2002:
71,672,380 shares.


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

    WBI Holdings is comprised of the pipeline and energy services and the natural gas and oil production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States and provides energy-related management services, as well as cable and pipeline locating services. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico.

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


                                INDEX



Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 2002 and 2001

  Consolidated Balance Sheets --
    September 30, 2002 and 2001, and December 31, 2001

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 2002 and 2001

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

  Quantitative and Qualitative Disclosures About Market Risk

Part II -- Other Information

Signatures

Form 10-Q Certifications

Exhibit Index

Exhibits


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                        Three Months         Nine Months
                                           Ended                Ended
                                        September 30,        September 30,
                                      2002       2001      2002       2001
                                     (In thousands, except per share amounts)

Operating revenues                   $612,398  $551,680  $1,474,550 $1,739,345

Operating expenses:
 Fuel and purchased power              14,500    14,982      41,568     42,703
 Purchased natural gas sold             4,644    36,840      60,120    502,394
 Operation and maintenance            445,672   356,677   1,023,562    823,052
 Depreciation, depletion and
   amortization                        40,589    36,205     114,536    102,737
 Taxes, other than income              16,822    13,737      47,601     41,352
                                      522,227   458,441   1,287,387  1,512,238

Operating income                       90,171    93,239     187,163    227,107
Other income -- net                     6,910     1,855      11,729     16,416
Interest expense                       11,731    11,459      33,253     34,171
Income before income taxes             85,350    83,635     165,639    209,352
Income taxes                           31,419    32,889      63,133     82,502
Net income                             53,931    50,746     102,506    126,850
Dividends on preferred stocks             189       190         567        571
Earnings on common stock             $ 53,742  $ 50,556  $  101,939 $  126,279
Earnings per common share -- basic   $    .76  $    .75  $     1.45 $     1.89
Earnings per common share -- diluted $    .75  $    .74  $     1.44 $     1.87
Dividends per common share           $    .24  $    .23  $      .70 $      .67
Weighted average common shares
 outstanding -- basic                  70,923    67,650      70,288     66,781
Weighted average common shares
 outstanding -- diluted                71,344    68,127      70,756     67,519


The accompanying notes are an integral part of these consolidated statements.


                              MDU RESOURCES GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                     September 30, September 30, December 31,
                                         2002          2001         2001
                                         (In thousands, except shares
                                            and per share amount)
ASSETS
Current assets:
 Cash and cash equivalents             $   42,806    $   57,817   $   41,811
 Receivables, net                         363,568       357,027      285,081
 Inventories                              102,130        95,669       95,341
 Deferred income taxes                     15,020        14,839       18,973
 Prepayments and other current assets      39,482        27,722       40,286
                                          563,006       553,074      481,492
Investments                                43,339        37,917       38,198
Property, plant and equipment           2,979,495     2,699,796    2,738,612
 Less accumulated depreciation,
   depletion and amortization           1,046,987       918,468      946,470
                                        1,932,508     1,781,328    1,792,142
Deferred charges and other assets:
 Goodwill                                 185,205       158,619      173,997
 Other intangible assets, net              84,682        76,410       76,234
 Other                                     60,889        65,123       61,008
                                          330,776       300,152      311,239
                                       $2,869,629    $2,672,471   $2,623,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                 $   10,000    $      ---   $      ---
 Long-term debt and preferred
  stock due within one year                22,606        11,131       11,185
 Accounts payable                         148,312       141,950      110,649
 Taxes payable                             17,960        28,984       11,826
 Dividends payable                         17,335        15,840       16,108
 Other accrued liabilities                104,720        91,191       95,559
                                          320,933       289,096      245,327
Long-term debt                            832,533       843,915      783,709
Deferred credits and other liabilities:
 Deferred income taxes                    360,872       327,560      342,412
 Other liabilities                        139,021       118,013      125,552
                                          499,893       445,573      467,964
Preferred stock subject to mandatory
 redemption                                 1,300         1,400        1,300
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                          15,000        15,000       15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 71,681,396
    at September 30, 2002, 69,386,316
    at September 30, 2001 and
    70,016,851 at December 31, 2001)       71,681        69,386       70,017
  Other paid-in capital                   690,139       626,655      646,521
  Retained earnings                       446,820       381,752      394,641
  Accumulated other comprehensive
    income (loss)                          (5,044)        3,320        2,218
  Treasury stock at cost - 239,521
    shares                                 (3,626)       (3,626)      (3,626)
    Total common stockholders' equity   1,199,970     1,077,487    1,109,771
  Total stockholders' equity            1,214,970     1,092,487    1,124,771
                                       $2,869,629    $2,672,471   $2,623,071

The accompanying notes are an integral part of these consolidated statements.


                        MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                             2002       2001
                                                              (In thousands)
Operating activities:
Net income                                                 $102,506   $126,850
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization                   114,536    102,737
 Deferred income taxes and investment tax credit             12,686      8,448
 Changes in current assets and liabilities,
   net of acquisitions:
   Receivables                                              (64,437)    54,776
   Inventories                                               (4,585)   (26,844)
   Other current assets                                      (2,743)     7,460
   Accounts payable                                          27,941    (55,426)
   Other current liabilities                                 14,142     43,667
 Other noncurrent changes                                     1,594     (2,867)

Net cash provided by operating activities                   201,640    258,801

Investing activities:
Capital expenditures                                       (212,584)  (227,829)
Acquisitions, net of cash acquired                          (14,802)  (112,743)
Net proceeds from sale or disposition of property             5,699     34,847
Investments                                                  (2,827)     3,041
Proceeds from notes receivable                                4,000      4,000

Net cash used in investing activities                      (220,514)  (298,684)

Financing activities:
Net change in short-term borrowings                          10,000     (8,000)
Issuance of long-term debt                                   68,039    158,807
Repayment of long-term debt                                  (8,043)   (96,031)
Proceeds from issuance of common stock, net                     200     52,157
Dividends paid                                              (50,327)   (45,745)

Net cash provided by financing activities                    19,869     61,188

Increase in cash and cash equivalents                           995     21,305
Cash and cash equivalents -- beginning of year               41,811     36,512

Cash and cash equivalents -- end of period                 $ 42,806   $ 57,817



The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                     September 30, 2002 and 2001
                             (Unaudited)

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

 2.  Allowance for doubtful accounts

          The Company's allowance for doubtful accounts as of September 30, 2002 and 2001, and December 31, 2001 was $8.0 million, $5.7 million and $5.8 million, respectively.

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

 4.  Cash flow information

          Cash expenditures for interest and income taxes were as
     follows:
                                                Nine Months Ended
                                                  September 30,
                                                 2002       2001
                                                 (In thousands)

     Interest, net of amount capitalized       $ 27,434   $28,158
     Income taxes                              $ 42,421   $57,528

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

          In April 2002, the FASB approved Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion
     No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

          In June 2002, the Emerging Issues Task Force
     (EITF) adopted the position in EITF Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, 'Accounting for Contracts Involved in Energy Trading and Risk Management Activities' (EITF No. 98-10), and No. 00-17, 'Measuring the Fair Value of Energy-related
     Contracts in Applying Issue No. 98-10'" (EITF No. 02-3) that mark-to-market gains and losses on energy trading contracts should be reported on a net basis in the income statement whether or not settled physically in financial statements issued for periods ending after July 15, 2002. However, at the October 25, 2002 EITF meeting, the EITF reached a consensus to rescind EITF
     No. 98-10, the impact of which is to preclude mark-to-market accounting for all energy trading contracts not within the scope of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
     Instruments and Hedging Activities" (SFAS No. 133). In addition, the EITF reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensuses reached effectively supersede the consensuses reached on this issue at the June, 2002 EITF meeting. The rescission of EITF No. 98-10 is effective for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS No. 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. The Company has not yet determined the financial statement effect, if any, of the adoption of the October 25, 2002, EITF positions.

          In June 2002, the FASB approved Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

 7.   Derivative instruments

          The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The Company's policy prohibits the use of derivative instruments for speculating to take advantage of market trends and conditions and the Company has procedures in place to monitor compliance with its policies. The Company is exposed to credit-related losses in relation to derivative instruments in the event of nonperformance by counterparties. The Company's policy requires settlement of natural gas and oil price derivative instruments monthly, settlement of foreign currency derivative transactions yearly and settlement of interest rate derivative instruments within 90 days. The Company has policies and procedures, which management believes minimize credit-risk exposure. These policies and procedures include an evaluation of potential counterparties' credit ratings and credit exposure limitations. Accordingly, the Company does not anticipate any material effect to its financial position or results of operations as a result of nonperformance by counterparties.

          In the event a derivative instrument does not qualify for hedge accounting because it is no longer highly effective in offsetting changes in cash flows of a hedged item; or if the derivative instrument expires or is sold, terminated, or exercised; or if management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate, hedge accounting will be discontinued, and the derivative instrument would continue to be carried at fair value with changes in its fair value recognized in earnings.
     In these circumstances, the net gain or loss at the time of discontinuance of hedge accounting would remain in other comprehensive income (loss) until the period or periods during which the hedged forecasted transaction affects earnings, at which time the net gain or loss would be reclassified into earnings. In the event a cash flow hedge is discontinued because it is unlikely that a forecasted transaction will occur, the derivative instrument would continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) would be recognized immediately in earnings. In the event of a sale, termination or extinguishment of a foreign currency derivative, the resulting gain or loss would be recognized immediately in earnings. The Company's policy requires approval to terminate a derivative instrument prior to its original maturity.

          Certain subsidiaries of the Company held derivative instruments designated as cash flow hedging instruments as well as a foreign currency derivative which was not designated as a hedge.

     Hedging activities

          Certain subsidiaries of the Company utilize natural gas and oil price swap and natural gas collar agreements, to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the subsidiaries' forecasted sales of natural gas and oil production. Centennial entered into an interest rate swap agreement which expired in the fourth quarter of 2001. The objective for holding the interest rate swap agreement was to manage a portion of Centennial's interest rate risk on the forecasted issuance of fixed-rate debt under Centennial's commercial paper program. Such subsidiaries designated each of the natural gas and oil price swap and collar agreements as a hedge of the forecasted sale of natural gas and oil production and designated the interest rate swap agreement as a hedge of the risk of changes in interest rates on Centennial's forecasted issuances of fixed-rate debt under Centennial's commercial paper program.

          On an ongoing basis, such subsidiaries of the Company adjust their Consolidated Balance Sheets to reflect the current fair market value of their swap and collar agreements. The related gains or losses on these agreements are recorded in common stockholders' equity as a component of other comprehensive income (loss). At the date the underlying transaction occurs, the amounts accumulated in other comprehensive income (loss) are reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in earnings.

          For the three months and nine months ended September 30, 2002 and 2001, such subsidiaries of the Company recognized the ineffectiveness of cash flow hedges, which is included in operating revenues and interest expense for the natural gas and oil price swap and collar agreements and the interest rate swap agreement, respectively. For the three months and nine months ended September 30, 2002 and 2001, the amount of hedge ineffectiveness recognized was immaterial. For the three months and nine months ended September 30, 2002 and 2001, such subsidiaries did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

          Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2002, the maximum term of the subsidiaries' swap and collar agreements, in which the subsidiaries of the Company are hedging their exposure to the variability in future cash flows for forecasted transactions is 15 months. The subsidiaries of the Company estimate that over the next twelve months net losses of approximately $450,000 will be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

     Foreign currency derivative

          On August 12, 2002, a subsidiary of the Company entered into a foreign currency collar agreement for a notional amount of $21.3 million with a fixed price floor of R$3.10 and a fixed price ceiling of R$3.40 to manage a portion of its foreign currency risk. This subsidiary has a 49 percent equity investment in a 200 megawatt natural gas fired electric generation project in Brazil which has a portion of its borrowings and payables denominated in U.S. dollars. This subsidiary has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. dollar and the Brazilian real. The term of the collar agreement is from August 12, 2002 through February 3, 2003, and the collar agreement settles on February 3, 2003.

          The foreign currency collar agreement has not been designated as a hedge and is recorded at fair value on the Consolidated Balance Sheets. Gains or losses on this derivative instrument are recorded in other income -- net on the Consolidated Statements of Income.

 8.  Comprehensive income

          On January 1, 2001, the Company recorded a cumulative-effect adjustment in accumulated other comprehensive loss to recognize all derivative instruments designated as hedges at fair value. As of September 30, 2002 and 2001, the Company has recorded unrealized gains and losses on natural gas and oil price swap and collar agreements and an interest rate swap agreement which qualify for hedge accounting. As of September 30, 2002, the Company also recorded a minimum pension liability adjustment. These amounts are reflected in the following table.

          The Company's comprehensive income, and the components of other comprehensive income (loss), net of taxes, were as follows:
                                                 Three Months Ended
                                                    September 30,
                                                    2002      2001
                                                   (In thousands)

     Net income                                   $ 53,931  $ 50,746
      Other comprehensive income (loss) --
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges:
         Net unrealized gain (loss) on derivative
          instruments arising during the
          period, net of tax of $806 and
          $1,191 in 2002 and 2001, respectively     (1,234)    1,824
         Less:  Reclassification adjustment for
          gain on derivative instruments
          included in net income, net of
          tax of $789 and $992 in
          2002 and 2001, respectively                1,208     1,519
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges            (2,442)      305
     Comprehensive income                         $ 51,489  $ 51,051


                                                 Nine Months Ended
                                                    September 30,
                                                    2002      2001
                                                   (In thousands)

     Net income                                   $102,506  $126,850
      Other comprehensive income (loss) --
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges:
         Unrealized loss on derivative
          instruments at January 1, 2001,
          due to cumulative effect of a
          change in accounting principle,
          net of tax of $3,970                         ---    (6,080)
         Net unrealized gain (loss) on derivative
          instruments arising during the
          period, net of tax of $723 and
          $2,782 in 2002 and 2001, respectively     (1,107)    4,262
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $1,185 and $3,355 in
          2002 and 2001, respectively                1,815    (5,138)
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges            (2,922)    3,320
       Minimum pension liability adjustment,
        net of tax of $2,781                        (4,340)      ---
                                                    (7,262)    3,320
     Comprehensive income                         $ 95,244  $130,170

 9.  Goodwill and other intangible assets

          In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company adopted SFAS No. 142 on January 1, 2002. The Company completed its transitional goodwill impairment testing and determined that no impairment existed as of January 1, 2002. Therefore, no impairment loss has been recorded for the three months and nine months ended September 30, 2002, in connection with the adoption of SFAS No. 142.

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

                                               Three Months Ended
                                                  September 30,
                                                 2002       2001
                                              (In thousands, except
                                                per share amounts)

     Reported earnings on common stock         $ 53,742   $50,556
     Add: Goodwill amortization, net of tax         ---     1,502
     Adjusted earnings on common stock         $ 53,742   $52,058

     Reported earnings per common
       share -- basic                          $    .76   $   .75
     Add: Goodwill amortization, net of tax         ---       .02
     Adjusted earnings per common
       share -- basic                          $    .76   $   .77

     Reported earnings per common
       share -- diluted                        $    .75   $   .74
     Add: Goodwill amortization, net of tax         ---       .02
     Adjusted earnings per common
       share -- diluted                        $    .75   $   .76


                                                Nine Months Ended
                                                  September 30,
                                                 2002       2001
                                              (In thousands, except
                                                per share amounts)

     Reported earnings on common stock         $101,939   $126,279
     Add: Goodwill amortization, net of tax         ---      3,294
     Adjusted earnings on common stock         $101,939   $129,573

     Reported earnings per common
       share -- basic                          $   1.45   $   1.89
     Add: Goodwill amortization, net of tax         ---        .05
     Adjusted earnings per common
       share -- basic                          $   1.45   $   1.94

     Reported earnings per common
       share -- diluted                        $   1.44   $   1.87
     Add: Goodwill amortization, net of tax         ---        .05
     Adjusted earnings per common
       share -- diluted                        $   1.44   $   1.92

          The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by business segment are as follows:

                                             Net
                               Balance     Goodwill      Balance
                                as of      Acquired       as of
                              January 1,    During     September 30,
                                2002       the Year        2002
                                        (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            61,909       1,083         62,992
     Pipeline and energy
       services                   9,336         158          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               102,752       9,967        112,719
     Total                    $ 173,997    $ 11,208      $ 185,205

          Included in other intangible assets on the Company's
     Consolidated Balance Sheets are the following:

                               September 30,September 30,December 31,
                                   2002         2001        2001
                                           (In thousands)
     Amortizable intangible
      assets:
       Leasehold rights           $ 79,005     $ 72,780     $ 72,955
       Accumulated amortization     (2,091)        (964)      (1,149)
                                    76,914       71,816       71,806

       Noncompete agreements        12,090       12,030       12,034
       Accumulated amortization     (9,234)      (8,655)      (8,811)
                                     2,856        3,375        3,223

       Other                         5,149        1,371        1,377
       Accumulated amortization       (237)        (152)        (172)
                                     4,912        1,219        1,205
     Total                        $ 84,682     $ 76,410     $ 76,234

          Amortization expense for intangible assets for the three months and nine months ended September 30, 2002, was approximately $727,000 and $1.4 million, respectively. Estimated amortization expense for intangible assets is $2.7 million in 2002, $3.1 million in 2003, $3.0 million in 2004, $3.3 million in 2005, $2.6 million in 2006 and $71.4 million thereafter.

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

          The Company's operations are conducted through six business segments. The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consists of an investment in a natural gas fired electric generation station in Brazil. The electric segment generates, transmits and distributes electricity and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment consists of a diversified infrastructure company specializing in engineering, design and build capability for electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility services provides related specialty equipment manufacturing sales and rental services. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. Energy-related management services as well as cable and pipeline locating services also are provided. The pipeline and energy services segment includes investments in domestic and international growth opportunities, including 213 megawatts of natural gas fired electric generating facilities in Colorado, and a 49 percent equity interest in a natural gas fired electric generation station in Brazil. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and other related construction materials, including ready-mixed concrete, cement and asphalt, as well as value-added products and services in the north central and western United States, including Alaska and Hawaii.

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


                                               Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Three Months
     Ended September 30, 2002

     Electric                  $  41,515     $      ---    $   4,463
     Natural gas distribution     16,821            ---       (2,646)
     Utility services            113,419            ---        1,628
     Pipeline and energy
       services                   21,245          7,171        9,944
     Natural gas and oil
       production                 40,785          1,383        6,953
     Construction materials
       and mining                378,613            ---       33,400
     Intersegment eliminations       ---         (8,554)         ---
     Total                     $ 612,398     $      ---    $  53,742

     Three Months
     Ended September 30, 2001

     Electric                  $  48,154     $      ---    $   8,265
     Natural gas distribution     18,710            ---       (2,747)
     Utility services             92,208            ---        3,405
     Pipeline and energy
       services                   59,430          5,391        3,895
     Natural gas and oil
       production                 31,579         10,891       10,519
     Construction materials
       and mining                301,599            ---       27,219
     Intersegment eliminations       ---        (16,282)         ---
     Total                     $ 551,680     $      ---    $  50,556


                                               Inter-
                                External      segment       Earnings
                               Operating     Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Nine Months
     Ended September 30, 2002

     Electric                  $  117,877    $      ---    $   9,627
     Natural gas distribution     122,652           ---        1,057
     Utility services             338,051           ---        3,811
     Pipeline and energy
       services                    77,155        39,188       15,521
     Natural gas and oil
       production                 117,293        31,046       37,363
     Construction materials
       and mining                 701,522           ---       34,560
     Intersegment eliminations        ---       (70,234)         ---
     Total                     $1,474,550    $      ---    $ 101,939

     Nine Months
     Ended September 30, 2001

     Electric                  $  129,143    $      ---    $  15,224
     Natural gas distribution     200,809           ---       (1,620)
     Utility services             236,710             4        9,321
     Pipeline and energy
       services                   454,819        34,197        9,656
     Natural gas and oil
       production                 121,310        48,192       56,440
     Construction materials
       and mining                 591,538         5,016*      37,258
     Intersegment eliminations        ---       (82,393)         ---
     Total                     $1,734,329    $    5,016*   $ 126,279

     * In accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Regulation", intercompany coal sales are not eliminated.

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

12.  Equity Method Investment

          As reported in the Company's Form 8-K which was filed on October 23, 2002, the Company reported the press release issued October 22, 2002, regarding earnings for the quarter ended September 30, 2002. In this press release, the Company reported earnings from its subsidiary's 49 percent owned Brazilian operations in the amount of $4.0 million, largely attributable to foreign currency gains on Brazilian real-denominated obligations. The press release reported that while the matter has not been finally resolved, the Company's management has initially determined the functional currency for the 200-megawatt natural gas fired electric generation project to be the U.S. dollar. The Company's determination is based on the fact that the contract revenues for the project are largely indexed to the U.S. dollar. In addition, the majority of expected operation and maintenance expenses as well as actual equipment purchases are in U.S. dollars. The press release also reported that if, however, the Brazilian real is ultimately deemed to be the functional currency, rather than recording a $4.0 million gain, the Company would be required to restate earnings for the three months ended September 30, 2002 to reflect a net loss from Brazilian operations for the third quarter of approximately $7.5 million, largely from foreign currency losses related to U.S. dollar-denominated obligations. This change from a gain to a loss on the equity method investment would result in earnings and earnings per common share, diluted, for the three months ended September 30, 2002 of $42.2 million and $.59, respectively and for the nine months ended September 30, 2002 of $90.4 million and $1.28, respectively.

           At the time of filing this quarterly report on Form 10-Q, the above matter has not been finally resolved. This matter is expected to be resolved in the fourth quarter.

13.  Acquisitions

          During the first nine months of 2002, the Company acquired construction materials and mining businesses in Minnesota and Montana, an energy development company in Montana, and utility services companies in California and Ohio, none of which was individually material. The total purchase consideration for these businesses, including the Company's common stock and cash, was $60.8 million.

          On November 1, 2002, the Company's independent power production subsidiary announced the acquisition of 213 megawatts of natural gas fired electric generating facilities. Ninety-five percent of the facilities' output is sold to a non-affiliated utility under long-term power purchase contracts.

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

14.  Regulatory matters and revenues subject to refund

          On October 7, 2002, Great Plains filed with the Minnesota Public Utilities Commission (MPUC) for a natural gas rate increase. The Company is requesting a total of $1.6 million annually or 6.9 percent above current rates. The Company requested an interim increase of $1.4 million or 6.1 percent to be effective within 60 days of the filing of the natural gas rate increase. A final order from the MPUC is due August 22, 2003.

          On June 10, 2002, Montana-Dakota filed with the Wyoming Public Service Commission (WYPSC) for a natural gas rate increase. The Company is requesting a total of $662,000 annually or 5.6 percent above current rates. A hearing before the WYPSC is scheduled for December 10, 2002 and a final order from the WYPSC is due April 10, 2003.

          On May 20, 2002, Montana-Dakota filed with the Montana Public Service Commission (MTPSC) for a natural gas rate increase. The Company is requesting a total of $3.6 million annually or 6.5 percent above current rates. On September 5, 2002, the MTPSC approved an interim increase of $2.1 million effective with service rendered on and after September 5, 2002. Montana-Dakota began collecting such rates effective September 5, 2002, which are subject to refund until the MTPSC issues a final order. On November 7, 2002, the MTPSC approved an additional interim increase of $300,000 annually effective November 15, 2002. The additional interim increase is the result of a Stipulation reached between the Company and the Montana Consumer Counsel, the only intervener in the proceeding. Under the terms of the Stipulation, the total interim relief granted ($2.4 million) will be the final increase in the proceeding. Reserves have not been provided for the revenues that have been collected subject to refund. A hearing before the MTPSC is scheduled for December 6, 2002 and the final order from the MTPSC is due February 20, 2003.

          On April 12, 2002, Montana-Dakota filed with the North Dakota Public Service Commission (NDPSC) for a natural gas rate increase. The Company is requesting a total of $2.8 million annually or 4.1 percent above current rates. A hearing before the NDPSC was held on October 7-8, 2002 and the final order from the NDPSC is due December 12, 2002.

          The NDPSC authorized its Staff to initiate an investigation into the earnings levels of Montana-Dakota's North Dakota electric operations based on Montana-Dakota's 2000 Annual Report to the NDPSC. The investigation was based on a complaint filed with the NDPSC on September 7, 2001, by the NDPSC Staff. On April 24, 2002, the NDPSC issued an Order requiring Montana-Dakota to reduce its North Dakota electric rates by $4.3 million annually, effective May 8, 2002. On April 25, 2002, Montana-Dakota filed an appeal of the NDPSC Order in the North Dakota South Central Judicial District Court (District Court). The filing also requested a stay of the effectiveness of the NDPSC Order while the appeal is pending. Montana-Dakota is challenging the NDPSC's determination of the level of electricity sales to other utilities and the resulting revenues expected to be received by Montana-Dakota. On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million annual rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota implemented an annual rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million annual reduction ordered by the NDPSC. The remaining $3.5 million is subject to refund if Montana-Dakota does not prevail in this proceeding. Oral arguments before the District Court were held on October 9, 2002, and a ruling is expected in the near future.

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

15.  Contingencies

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

          In March 1997, 11 natural gas producers filed suit in North Dakota Southwest Judicial District Court (North Dakota District Court) against Williston Basin and the Company. The natural gas producers had processing agreements with Koch Hydrocarbon Company (Koch). Williston Basin and the Company had natural gas purchase contracts with Koch. The natural gas producers alleged they were entitled to damages for the breach of Williston Basin's and the Company's contracts with Koch although no specific damages were stated. A similar suit was filed by Apache Corporation (Apache) and Snyder Oil Corporation (Snyder) in North Dakota Northwest Judicial District Court in December 1993. The North Dakota Supreme Court in December 1999 affirmed the North Dakota Northwest Judicial District Court decision dismissing Apache's and Snyder's claims against Williston Basin and the Company. Based in part upon the decision of the North Dakota Supreme Court affirming the dismissal of the claims brought by Apache and Snyder, Williston Basin and the Company filed motions for summary judgment to dismiss the claims of the 11 natural gas producers. The motions for summary judgment were granted by the North Dakota District Court in July 2000. In March 2001, the North Dakota District Court entered a final judgment on the July 2000 order granting the motions for summary judgment. In May 2001, the 11 natural gas producers appealed the North Dakota District Court's decision by filing a Notice of Appeal with the North Dakota Supreme Court. On April 16, 2002, the North Dakota Supreme Court affirmed the summary judgment entered by the North Dakota District Court. On April 30, 2002, the 11 natural gas producers filed a petition for rehearing by the North Dakota Supreme Court. On May 17, 2002, the North Dakota Supreme Court denied the 11 natural gas producers petition for rehearing. The 11 natural gas producers filed a petition for a writ of certiorari with the Supreme Court of the United States, which was docketed on August 21, 2002. On October 21, 2002, the Supreme Court of the United States denied the petition for the writ of certiorari.

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

          The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas, (State District Court) against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. In response to a motion filed by the defendants in this suit, the Judicial Panel on Multidistrict Litigation transferred the suit to the Federal District Court for inclusion in the pretrial proceedings of the Grynberg suit. Upon motion of plaintiffs, the case has been remanded to State District Court. In September 2001, the defendants in this suit filed a motion to dismiss with the State District Court. The motion to dismiss was denied by the State District Court on August 19, 2002. The matter is currently pending.

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

     Guarantees

          Certain subsidiaries of the Company have financial guarantees outstanding at September 30, 2002. These guarantees as of September 30, 2002, are approximately $31.2 million, of which approximately $27.8 million pertain to Centennial's guarantee of certain obligations in connection with the natural gas fired electric generation station in Brazil, as discussed in Notes 10 and 15 of Notes to Consolidated Financial Statements in the 2001 Annual Report and Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. As of September 30, 2002, with respect to these guarantees, there were approximately $27.8 million outstanding through 2003, $1.4 million outstanding through 2004 and $2.0 million outstanding thereafter. These guarantees are not reflected in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services, and energy-related management services; Centennial Capital, which invests in domestic growth opportunities; and MDU International, which invests in international growth opportunities. Natural gas and oil production includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings, while construction materials and mining includes the results of Knife River's operations.

     Reference should be made to Notes to Consolidated Financial Statements for information pertinent to various commitments and contingencies.

Overview

     The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's business segments.

                                   Three Months    Nine Months
                                      Ended           Ended
                                   September 30,  September 30,
                                    2002    2001    2002   2001
Electric                          $  4.5  $  8.3  $  9.6  $15.2
Natural gas distribution            (2.6)   (2.7)    1.0   (1.6)
Utility services                     1.6     3.4     3.8    9.3
Pipeline and energy services         9.9     3.9    15.5    9.7
Natural gas and oil production       6.9    10.5    37.4   56.4
Construction materials and
  mining                            33.4    27.2    34.6   37.3
Earnings on common stock          $ 53.7  $ 50.6  $101.9 $126.3

Earnings per common
  share - basic                   $  .76  $  .75  $ 1.45 $ 1.89

Earnings per common
  share - diluted                 $  .75  $  .74  $ 1.44 $ 1.87

Return on average common equity
  for the 12 months ended                          11.5%  17.0%
________________________________


Three Months Ended September 30, 2002 and 2001

     Consolidated earnings for the quarter ended September 30, 2002, increased $3.1 million from the comparable period a year ago due to higher earnings at the construction materials and mining, and pipeline and energy services businesses, along with a slightly lower seasonal loss at the natural gas distribution business.
Decreased  earnings  at  the  electric,  natural  gas   and   oil
production, and utility services businesses partially offset the earnings increase.

Nine Months Ended September 30, 2002 and 2001

     Consolidated earnings for the nine months ended September 30, 2002, decreased $24.4 million from the comparable period a year ago due to lower earnings at the natural gas and oil production, electric, utility services, and construction materials and mining businesses. Increased earnings at the pipeline and energy services, and natural gas distribution businesses partially offset the earnings decline.

Equity Method Investment

     As reported in the Company's Form 8-K which was filed on October 23, 2002, the Company reported the press release issued October 22, 2002, regarding earnings for the quarter ended September 30, 2002. In this press release, the Company reported earnings from its subsidiary's 49 percent owned Brazilian operations in the amount of $4.0 million, largely attributable to foreign currency gains on Brazilian real-denominated obligations. The press release reported that while the matter has not been finally resolved, the Company's management has initially determined the functional currency for the 200-megawatt natural gas fired electric generation project to be the U.S. dollar. The Company's determination is based on the fact that the contract revenues for the project are largely indexed to the U.S. dollar. In addition, the majority of expected operation and maintenance expenses as well as actual equipment purchases are in U.S. dollars. The press release also reported that if, however, the Brazilian real is ultimately deemed to be the functional currency, rather than recording a $4.0 million gain, the Company would be required to restate earnings for the three months ended September 30, 2002 to reflect a net loss from Brazilian operations for the third quarter of approximately $7.5 million, largely from foreign currency losses related to U.S. dollar-denominated obligations. This change from a gain to a loss on the equity method investment would result in earnings and earnings per common share, diluted, for the three months ended September 30, 2002 of $42.2 million and $.59, respectively and for the nine months ended September 30, 2002 of $90.4 million and $1.28, respectively.

     At the time of filing this quarterly report on Form 10-Q, the above matter has not been finally resolved. This matter is expected to be resolved in the fourth quarter.

                ________________________________


Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's business segments.

Electric
                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2002     2001     2002    2001
Operating revenues:
  Retail sales                 $  37.1  $  37.9  $ 103.3 $ 103.5
  Sales for resale and other       4.4     10.3     14.6    25.6
                                  41.5     48.2    117.9   129.1
Operating expenses:
  Fuel and purchased power        14.5     15.0     41.6    42.7
  Operation and maintenance       10.8     10.5     33.7    34.0
  Depreciation, depletion and
    amortization                   4.8      4.9     14.6    14.5
  Taxes, other than income         1.8      1.8      5.6     5.6
                                  31.9     32.2     95.5    96.8

Operating income               $   9.6  $  16.0  $  22.4 $  32.3

Retail sales (million kWh)       609.9    597.3  1,669.6 1,640.4
Sales for resale (million kWh)   153.6    201.0    580.0   649.0
Average cost of fuel and
  purchased power per kWh      $  .018  $  .018  $  .018 $  .018


Natural Gas Distribution
                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2002     2001     2002    2001
Operating revenues:
  Sales                        $  16.0  $  17.8  $ 119.9 $ 197.9
  Transportation and other          .8       .9      2.8     2.9
                                  16.8     18.7    122.7   200.8
Operating expenses:
  Purchased natural gas sold       8.6     10.7     82.4   162.6
  Operation and maintenance        8.5      8.3     27.0    27.8
  Depreciation, depletion and
    amortization                   2.4      2.3      7.2     7.0
  Taxes, other than income         1.2      1.2      3.8     3.8
                                  20.7     22.5    120.4   201.2

Operating income (loss)        $  (3.9) $  (3.8) $   2.3 $  (0.4)

Volumes (MMdk):
  Sales                            3.1      3.0     26.2    24.6
  Transportation                   2.5      2.9      8.9     9.8
Total throughput                   5.6      5.9     35.1    34.4

Degree days (% of normal)          82%      88%     104%     98%
Average cost of natural gas,
  including transportation
  thereon, per dk              $  2.73  $  3.53  $  3.14 $  6.61


Utility Services
                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2002     2001     2002    2001

Operating revenues             $ 113.4  $  92.2  $ 338.1 $ 236.7

Operating expenses:
 Operation and maintenance       104.3     80.7    311.7   206.4
 Depreciation, depletion
   and amortization                2.4      2.1      6.8     5.8
 Taxes, other than income          3.1      2.6     10.8     6.2
                                 109.8     85.4    329.3   218.4

Operating income               $   3.6  $   6.8  $   8.8 $  18.3


Pipeline and Energy Services
                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2002     2001     2002    2001
Operating revenues:
 Pipeline                      $  26.4  $  22.7  $  71.4 $  64.9
 Energy services and other         2.0     42.1     44.9   424.1
                                  28.4     64.8    116.3   489.0

Operating expenses:
 Purchased natural gas sold         .7     40.2     36.8   416.4
 Operation and maintenance        12.1     10.4     38.8    33.9
 Depreciation, depletion
   and amortization                3.8      3.9     11.2    10.7
 Taxes, other than income          1.3      1.6      4.4     4.6
                                  17.9     56.1     91.2   465.6

Operating income               $  10.5  $   8.7  $  25.1 $  23.4

Transportation volumes (MMdk):
 Montana-Dakota                    9.4      8.9     24.6    26.4
 Other                            20.5     19.2     52.4    46.8
                                  29.9     28.1     77.0    73.2

Gathering volumes (MMdk)          18.8     15.2     52.4    44.0


Natural Gas and Oil Production

                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2002     2001     2002    2001
Operating revenues:
 Natural gas                   $  30.2  $  29.2  $  87.8 $ 124.8
 Oil                              11.9     12.4     33.1    38.9
 Other                              .1       .9     27.4*    5.8
                                  42.2     42.5    148.3   169.5
Operating expenses:
 Purchased natural gas sold        ---       .7      ---     2.4
 Operation and maintenance        14.7     11.9     41.8    34.7
 Depreciation, depletion
   and amortization               12.3     10.3     35.2    30.4
 Taxes, other than income          3.1      2.3      8.8     8.7
                                  30.1     25.2     85.8    76.2

Operating income               $  12.1  $  17.3  $  62.5 $  93.3

Production:
 Natural gas (MMcf)             12,219    9,921   34,571  29,641
 Oil (000's of barrels)            486      510    1,469   1,492

Average realized prices:
 Natural gas (per Mcf)         $  2.48  $  2.94  $  2.54 $  4.21
 Oil (per barrel)              $ 24.44  $ 24.33  $ 22.54 $ 26.04

 * Includes the effects of a nonrecurring compromise agreement of $27.4 million ($16.6 million after tax) in the first quarter of 2002.


Construction Materials and Mining

                                  Three Months      Nine Months
                                     Ended              Ended
                                  September 30,     September 30,
                                  2002     2001     2002     2001
Operating revenues:
  Construction materials       $ 378.6  $ 301.6  $ 701.5  $ 584.3
  Coal                             ---**    ---**    ---**   12.3
                                 378.6    301.6    701.5    596.6
Operating expenses:
  Operation and maintenance      299.1    236.5    581.7    489.7
  Depreciation, depletion
    and amortization              14.9     12.7     39.5     34.3
  Taxes, other than income         6.3      4.2     14.2     12.4
                                 320.3    253.4    635.4    536.4

Operating income               $  58.3  $  48.2  $  66.1  $  60.2

Sales (000's):
  Aggregates (tons)             13,155   11,023   25,600   19,951
  Asphalt (tons)                 3,745    3,310    5,732    4,732
  Ready-mixed concrete
    (cubic yards)                  951      804    2,145    1,916
  Coal (tons)                      ---**    ---**    ---**  1,171

** Coal operations were sold effective April 30, 2001.

    Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expenses will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution, utility services, construction materials and mining, and natural gas and oil production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold, and operation and maintenance expenses are as follows:
$8.5 million, $4.7 million and $3.8 million for the three months ended September 30, 2002; $16.3 million, $14.7 million and $1.6 million for the three months ended September 30, 2001; $70.2 million, $59.1 million and $11.1 million for the nine months ended September 30, 2002; and $82.4 million, $79.0 million and $3.4 million for the nine months ended September 30, 2001, respectively.

Three Months Ended September 30, 2002 and 2001

Electric

    Electric earnings decreased as a result of lower average realized sales for resale prices, which were 55 percent lower than last year, due to a weaker demand in the sales for resale markets, and a North Dakota retail rate reduction. Slightly offsetting the earnings decline were increased retail sales, primarily to large industrial and commercial customers. For further information on the North Dakota retail rate reduction, see Prospective Information.

Natural Gas Distribution

    Normal seasonal losses at the natural gas distribution business decreased slightly as a result of somewhat higher retail sales volumes, primarily to commercial customers, along with an interim rate increase in Montana of $2.1 million annually, effective with service rendered on and after September 5, 2002.

Utility Services

    Utility services earnings decreased due to a slowdown in telecommunications work and the impact of the weak economy on the technology sector, which resulted in lower construction revenues and margins in the Rocky Mountain and Northwest regions, as well as lower revenues and margins in the engineering services business. Lower equipment sales revenues and margins also added to the earnings decrease. Partially offsetting the earnings decline were increased workloads in the utility sector. The increase in revenues and the related increase in operation and maintenance expense resulted largely from businesses acquired since the comparable period last year.

Pipeline and Energy Services

    The results of the pipeline and energy services segment could vary significantly from those discussed below, depending on the ultimate outcome of the determination of the functional currency of the Company's equity method investment in a natural gas fired electric generation project in Brazil as previously discussed.

    Earnings at the pipeline and energy services business increased largely as a result of earnings of $4.0 million from a 49 percent equity investment in a Brazilian natural gas fired electric generation project, largely attributable to foreign currency gains on Brazilian real-denominated obligations, partially offset by interest expense due to high local short-term interest rates. For further information on the Brazilian natural gas fired electric generation project, see Note 12 of Notes to Consolidated Financial Statements. Also adding to the earnings increase were higher natural gas volumes transported and gathered at higher average rates, increased storage revenues and the absence in 2002 of the 2001 loss on the sale of the Company's energy marketing operations. Lower technology services revenues, largely due to the depressed telecommunications sector, partially offset the earnings increase. The $40.1 million decrease in energy services revenue and the related decrease in purchased natural gas sold were due primarily to decreased energy marketing volumes resulting from the sale of the vast majority of the Company's low-margin energy marketing operations in the third quarter of 2001.

Natural Gas and Oil Production

    Natural gas and oil production earnings decreased due to lower realized natural gas prices which were 16 percent lower than last year, largely the result of significantly lower natural gas prices in the Rocky Mountain area; higher lease operating costs resulting from the expansion of coalbed natural gas production; increased depreciation, depletion and amortization expense due to higher natural gas production volumes and slightly higher rates; increased interest expense due to higher average debt balances; and decreased oil production of 5 percent. Increased natural gas production of 23 percent, largely from operated properties in the Rocky Mountain area, partially offset the earnings decrease. Hedging activities for natural gas for the third quarter of 2002 and 2001 resulted in realized prices that were 116 and 111 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the third quarter of 2002 and 2001 resulted in realized prices that were 95 and 102 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

    Earnings for the construction materials and mining business increased as a result of earnings from companies acquired since the comparable period a year ago, and higher aggregate, cement, and ready-mixed concrete sales volumes combined with higher construction revenues at existing operations. Existing operations accounted for nearly 30 percent of the earnings increase. Partially offsetting the earnings increase were higher insurance costs and higher depreciation, depletion and amortization expense due primarily to higher property, plant and equipment balances.

Nine Months Ended September 30, 2002 and 2001

Electric

    Electric earnings decreased as a result of lower average realized sales for resale prices, which were 44 percent lower than last year, due to weaker demand in the sales for resale markets, a North Dakota retail rate reduction, the absence in 2002 of 2001 insurance recovery proceeds related to a 2000 outage at an electric generating station and lower sales for resale volumes. Partially offsetting the earnings decline were decreased purchased power costs, increased retail sales volumes, primarily to residential and large industrial customers, and decreased interest expense. For further information on the North Dakota retail rate reduction, see Prospective Information.

Natural Gas Distribution

    Earnings at the natural gas distribution business increased as a result of higher retail sales volumes, which were 7 percent higher than last year, increased return on natural gas storage, demand and prepaid commodity balances, decreased operation and maintenance expense due primarily to decreased bad debt expense, and higher service and repair margins. The pass-through of lower natural gas prices resulted in the decrease in sales revenues and purchased natural gas sold.

Utility Services

    Utility services earnings decreased as a result of lower line construction margins in the Rocky Mountain region related primarily to decreased fiber optic construction work; decreased equipment sales and margins; the write-off of receivables of $1.4 million (after tax) associated with a company in the telecommunications industry; lower construction margins in the Central region, partially due to an unfavorable settlement of a billing dispute of $724,000 (after tax); and decreased margins at the engineering segment. Partially offsetting the earnings decline were increased workloads in the Southwest and Northwest regions, and the discontinuance of the amortization of goodwill in 2002 ($1.1 million after tax in 2001). The increase in revenues and the related increase in operation and maintenance expense resulted largely from businesses acquired since the comparable period last year.

Pipeline and Energy Services

    The results of the pipeline and energy services segment could vary significantly from those discussed below, depending on the ultimate outcome of the determination of the functional currency of the Company's equity method investment in a natural gas fired electric generation project in Brazil as previously discussed.

    Earnings at the pipeline and energy services business increased as a result of higher gathering volumes at higher average rates, increased volumes transported into storage at slightly higher average rates and higher storage revenues. Also contributing to the earnings improvement was the absence in 2002 of a 2001 write-off of an investment in a software development company of $699,000 (after tax). Partially offsetting the earnings increase were higher operation and maintenance expense, largely related to the expansion of the gathering system to accommodate increasing natural gas volumes, higher depreciation, depletion and amortization expense resulting from increased property, plant and equipment balances, and lower technology services revenues, as previously described. Also adding to the earnings increase were earnings of $2.2 million in connection with domestic and international energy projects, largely attributable to currency gains on Brazilian real-denominated obligations. Partially offsetting the foreign currency gain were ongoing development costs due, in part, to delays in commercial production of power from the second 100 megawatts of installed capacity of the natural gas fired electric generation project in Brazil due to a delay until early 2003 in the third party delivery of natural gas supply, and interest expense, as previously described. The $379.2 million decrease in energy services revenue and the related decrease in purchased natural gas sold were due primarily to decreased energy marketing volumes resulting from the sale of the vast majority of the Company's low-margin energy marketing operations in the third quarter of 2001.

Natural Gas and Oil Production

    Natural gas and oil production earnings decreased largely due to lower realized natural gas and oil prices which were 40 percent and 13 percent lower than last year, respectively, partially offset by higher natural gas production of 17 percent, largely from operated properties in the Rocky Mountain area. Also adding to the earnings decline were increased operation and maintenance expense, mainly higher lease operating expenses resulting from the expansion of coalbed natural gas production; increased depreciation, depletion and amortization expense due to higher natural gas production volumes and higher rates; and lower sales volumes of inventoried natural gas. Partially offsetting the earnings decline were the effects of the nonrecurring compromise agreement of $27.4 million ($16.6 million after tax), included in operating revenue, as discussed in Note 15 of Notes to Consolidated Financial Statements. Hedging activities for natural gas for the nine months ended September 30, 2002 and 2001 resulted in realized prices that were 109 and 99 percent, respectively, of what otherwise would have been received. In addition, hedging activities for oil for the nine months ended September 30, 2002 and 2001 resulted in realized prices that were 99 and 102 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

    Earnings for the construction materials and mining business decreased as a result of the one-time gain in 2001 from the sale of the Company's coal operations of $11.0 million ($6.6 million after tax), included in other income - net, as previously discussed in
Note 11 of Notes to Consolidated Financial Statements. Higher selling, general and administrative costs, mainly due to higher insurance and payroll costs, and higher depreciation, depletion and amortization expense due to higher property, plant and equipment balances, partially offset by the discontinuance of the amortization of goodwill in 2002 ($1.2 million after tax in 2001), also added to the earnings decline. Partially offsetting the decrease in earnings were earnings from businesses acquired since the comparable period last year, higher aggregate and asphalt sales volumes, and decreased interest expense due to lower interest rates and lower average borrowings.

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

   In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in forward-looking statements include: natural gas and oil commodity prices; prevailing governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures; acquisition and disposal of assets or facilities; operation and construction of plant facilities; recovery of purchased power and purchased gas costs; present or prospective generation; and availability of economic supplies of natural gas. Other important factors include the level of governmental expenditures on public projects and the timing of such projects, changes in anticipated tourism levels, the effects of competition (including but not limited to electric retail wheeling and transmission costs and prices of alternate fuels and system deliverability costs), drilling successes in natural gas and oil operations, the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves, ability to acquire natural gas and oil properties, the availability of economic expansion or development opportunities, and political, regulatory and economic conditions and changes in currency rates in foreign countries where the Company does business.

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

Prospective Information

    The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company and its subsidiaries over the next few years and other matters for each of the Company's six business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Safe Harbor for Forward-looking Statements. Changes in such assumptions and factors could cause actual future results to differ materially from targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- Earnings per share, diluted, for 2002 are projected in the $1.80 to $2.00 range. Excluding the benefit of the compromise agreement discussed in Note 15 of Notes to Consolidated Financial Statements, 2002 earnings per share from operations are projected to be in the approximate range of $1.60 to $1.80. Earnings per share, diluted, for 2002 could vary significantly from the amounts discussed above, depending on the ultimate outcome of the determination of the functional currency of the Company's equity method investment in a natural gas fired electric generation project in Brazil as previously discussed.

- Earnings per share, diluted, for 2003 are projected in the $1.80 to $2.05 range.

- Weighted average diluted common shares outstanding for the twelve months ended December 31, 2001, were 67.9 million. The
  Company anticipates a 3 percent to 7 percent increase in weighted average diluted shares outstanding by 2002 year end.

- The Company will examine issuing equity from time to time to keep debt at the nonregulated businesses at no more than 40 percent of total capitalization.

- The Company estimates that the benefit resulting solely from the discontinuance of goodwill amortization would be 5 cents to 6 cents per common share in 2002.

- The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 6 percent to 9 percent.

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

- On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million annual rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota implemented an annual rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million annual reduction ordered by the NDPSC. The remaining $3.5 million is subject to refund if Montana-Dakota does not prevail in this proceeding. Reserves have been provided for the revenues that have been collected subject to refund with respect to this pending electric rate reduction. Oral arguments before the District Court were held on October 9, 2002, and a ruling is expected in the near future. For more information on this proceeding see Note 14 of Notes to Consolidated Financial Statements.

- A 40-megawatt natural gas fired peaking unit is scheduled to be constructed for operation by June 1, 2003. This project is expected to be recovered in rates and will be used to meet the utility's need for additional generating capacity.

- Pending regulatory approval, the Company plans to purchase energy from a 20-megawatt, wind energy farm in North Dakota. Rate recovery is expected.

- Montana-Dakota is working with the State of North Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota. The first preliminary decision is expected in December 2002.

Natural gas distribution

- Annual natural gas throughput for 2002 is expected to be approximately 53 million decatherms, with about 40 million decatherms from sales and 13 million decatherms from transportation, which compares to 37 million decatherms from sales and 14 million decatherms from transportation in 2001.

- Montana-Dakota and Great Plains have filed applications with state regulatory authorities in four states (Minnesota, Wyoming, Montana and North Dakota) seeking increases in natural gas retail rates that are in the range of 4.1 percent to 6.9 percent above current rates. While Montana-Dakota and Great Plains believe that they should be authorized to increase retail rates in the respective amounts requested, there is no assurance that the increases ultimately allowed will be for the full amounts requested in each jurisdiction. For further information on the natural gas rate increase applications, see Note 14 of Notes to Consolidated Financial Statements.

Utility services

- Revenues for this segment are expected to be approximately $450 million in 2002, a 23 percent increase over 2001. However, earnings are estimated to decrease by approximately 50 percent from the 2001 level due to lower margins resulting from current economic conditions combined with the second quarter 2002 write-off of receivables and an unfavorable billing dispute settlement. Earnings from this segment accounted for approximately 8 percent of consolidated 2001 earnings.

Pipeline and energy services

- In 2002, natural gas throughput from this segment, including both transportation and gathering, is expected to increase by more than 5 percent over the 2001 record level throughput.

- A 247-mile pipeline to transport additional natural gas to market and enhance the use of this segment's storage facilities is currently under regulatory review. An application has been filed to modify the proposed construction of this pipeline. The amended plan seeks to reroute a portion of the line and modifies facility construction to reduce the proposed initial maximum firm daily design delivery capacity and revises the original construction schedule. Depending upon the timing of the receipt of the necessary regulatory approval, construction completion could occur as early as late 2003.

- MDU International continues its efforts to complete the financing for a 200-megawatt natural gas fired electric generation project in Brazil. The first 100 megawatts have begun commercial production and the second 100 megawatts are scheduled to begin commercial production early in 2003. Petrobras, the purchaser of the output from the project, commenced making capacity payments in the third quarter. Earnings for 2002 from the natural gas fired electric generation project in Brazil could vary significantly depending on the ultimate outcome of the determination of the functional currency of the Company's equity method investment in this project as previously discussed.

- On November 1, 2002, the Company's independent power production group purchased 213 megawatts of natural gas fired electric generating facilities. Ninety-five percent of the facilities' output is sold to a non-affiliated utility under long-term power purchase contracts. The acquisition is expected to be funded with long-term debt and equity.

- The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending. The Company purchased plant equipment and obtained all permits necessary to begin construction. NorthWestern Energy terminated the power purchase agreement for the energy from this plant in July 2002; however, the Company is pursuing other markets for the energy and is studying its options regarding this project. The Company has suspended construction activities except for those items of a critical nature. At September 30, 2002, the Company's investment in this project was approximately $22.4 million.

Natural gas and oil production

- This segment anticipates combined natural gas and oil production in 2002 to be approximately 10 percent to 15 percent higher than in 2001.

- In 2003, this segment expects a combined production increase in excess of 20 percent over 2002 levels.

- This segment expects to drill approximately 250 wells in 2002.

- Natural gas prices in the Rocky Mountain Region for November and December 2002 reflected in the Company's 2002 earnings guidance are in the range of $2.00 to $2.50 per Mcf. The Company's estimates for natural gas prices on the NYMEX for November and December 2002 reflected in the Company's 2002 earnings guidance are in the range of $3.50 to $4.00 per Mcf. During the first nine months of 2002, more than half of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for November and December 2002 reflected in the Company's 2002 earnings guidance are in the range of $28 to $30 per barrel.

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

- The Company has hedged a portion of its 2003 production. The Company has entered into costless collars, a natural gas swap and fixed price forward sales, representing approximately 35 percent to 40 percent of 2003 estimated annual natural gas production. The costless collars and swap are at various indices and range from a low CIG index of $2.94 to a high Ventura index of $4.30 per Mcf.

- For 2003, the Company's estimates for natural gas prices in the Rocky Mountain Region are in the range of $2.50 to $3.00 per Mcf and estimates for natural gas prices on the NYMEX are in the range of $3.00 to $3.50.

- The Company's estimates for NYMEX crude oil prices are in the range of $20 to $25 per barrel for 2003.

- The Company has hedged a portion of its 2003 oil production.
  The Company has entered into a costless collar at NYMEX prices with a floor of $24.50 and a cap of $27.15 representing approximately
  15 percent to 20 percent of 2003 estimated annual oil production.

Construction materials and mining

- Excluding the effects of potential future acquisitions, aggregate volumes are expected to increase by approximately 18 percent to 23 percent in 2002 and asphalt and ready-mixed concrete volumes are expected to increase by 15 percent to 20 percent and 5 percent to 10 percent, respectively, in 2002.

- Work has begun on a $167 million joint venture harbor deepening project in Los Angeles. One of the Company's subsidiaries is responsible for approximately one-half of this project and will be supplying rock from its Catalina Island quarry. Another subsidiary has begun work on a multi-year resort project in the State of Washington.

- Revenues for this segment are expected to exceed $900 million in 2002.

- Revenues are expected to grow by 5 percent to 10 percent in 2003.

New Accounting Standards

    In June 2001, the FASB approved SFAS No. 143. For further information on SFAS No. 143, see Note 6 of Notes to Consolidated
Financial Statements.

    In June 2001, the FASB approved SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment issues arise, for impairment. As of December 31, 2001, the Company had unamortized goodwill of $174.0 million that was subject to the provisions of SFAS No. 142. Had SFAS No. 142 been in effect for 2001, earnings would have been $4.2 million higher. For further information on SFAS No. 142, see Note 9 of Notes to Consolidated Financial Statements.

    In April 2002, the FASB approved SFAS No. 145. For further information on SFAS No. 145, see Note 6 of Notes to Consolidated
Financial Statements.

    In June 2002, the EITF adopted the position in EITF No. 02-3.
For further information on EITF No. 02-3, see Note 6 of Notes to
Consolidated Financial Statements.

    In June 2002, the FASB approved SFAS No. 146. For further information on SFAS No. 146, see Note 6 of Notes to Consolidated
Financial Statements.

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

Liquidity and Capital Commitments

Cash flows

Operating activities --

    Cash flows from operating activities in the first nine months of 2002 decreased $57.2 million from the comparable 2001 period, primarily due to a decrease in cash from changes in working capital items of $53.3 million and the decrease in net income of $24.3
million.   The working capital decrease was primarily due to lower
natural gas prices compared to the same period last year. Higher depreciation, depletion and amortization expense of $11.8 million resulting largely from increased property, plant and equipment balances partially offset the decrease in cash flows from operating activities.

Investing activities --

    Cash flows used in investing activities in the first nine months of 2002 decreased $78.2 million compared to the comparable period in 2001, the result of a decrease in net capital expenditures (capital expenditures, acquisitions, net of cash acquired, and net proceeds from the sale or disposition of property). Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $46.0 million and $57.3 million in the first nine months of 2002 and 2001, respectively.

Financing activities --

    Financing activities resulted in a decrease in cash flows for the first nine months of 2002 of $41.3 million compared to the comparable 2001 period. This decrease was largely due to the decrease in issuance of long-term debt of $90.8 million and the decrease in proceeds from issuance of common stock of $52 million. This decrease was partially offset by a decrease in the repayment of long-term debt of $88 million.

Capital expenditures

    Net capital expenditures, including the issuance of the Company's equity securities, for the first nine months of 2002 were $267.6 million and are estimated to be approximately $420 million for the year 2002, including those for acquisitions, system upgrades, routine replacements, service extensions, routine equipment maintenance and replacements, land and building improvements, pipeline and gathering expansion projects, the further enhancement of natural gas and oil production and reserve growth, power generation opportunities and other growth opportunities. Approximately 30 percent to 35 percent of estimated net capital expenditures for 2002 are for completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2002 capital expenditures referred to above. It is anticipated that the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, a revolving credit and term loan agreement, a commercial paper credit facility at Centennial, as described below, and through the issuance of long-term debt and the Company's equity securities.

    The estimated 2002 capital expenditures referred to above include completed 2002 acquisitions involving construction materials and mining businesses in Minnesota and Montana, an energy development company in Montana, utility services companies in California and Ohio, and natural gas fired electric generation facilities in Colorado. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

MDU Resources Group, Inc.

    The Company has a revolving credit and term loan agreement with various banks that allows for borrowings of up to $40 million. In addition, the Company has unsecured bank lines of credit aggregating $60 million. Under the credit and term loan agreement, $23 million was outstanding at September 30, 2002. There were no outstanding borrowings under the Company's bank lines of credit at September 30, 2002. The borrowings by the Company under the credit and term loan agreement, which allows for subsequent borrowings up to a term of one year, are classified as long term as the Company intends to refinance these borrowings on a long-term basis. The Company intends to renew or replace the existing credit and term loan agreement, which expires on December 31, 2002. The Company also has arrangements with commercial paper dealers to sell commercial paper from time to time, and has recently requested regulatory authority to incur indebtedness in the form of bank loans and commercial paper up to $125 million in total.

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

    To the extent the Company needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt. This was not applicable for the calendar year 2002 as there were no variable rate borrowings at September 30, 2002.

    On an annual basis, the Company negotiates the placement of its individual bank lines of credit that provide credit support to access the capital markets. In the event the Company were unable to successfully negotiate the bank credit facilities, or in the event the fees on such facilities became too expensive, which the Company does not currently anticipate, the Company would seek alternative funding. One source of alternative funding might involve the securitization of certain Company assets.

    Currently, there are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

    The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the Trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of September 30, 2002, the Company could have issued approximately $319 million of additional first mortgage bonds.

    The Company's coverage of fixed charges including preferred dividends was 4.5 times and 5.3 times for the twelve months ended September 30, 2002 and December 31, 2001, respectively. Additionally, the Company's first mortgage bond interest coverage was 7.3 times and 8.5 times for the twelve months ended September 30, 2002 and December 31, 2001, respectively. Common stockholders' equity as a percent of total capitalization was 58 percent at September 30, 2002 and December 31, 2001.

Centennial Energy Holdings, Inc.

    Centennial has a revolving credit agreement (Centennial credit agreement) with various banks that supports $305 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreement at September 30, 2002. Under the Centennial commercial paper program, $233.6 million was outstanding at September 30, 2002. The Centennial commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 26, 2003, on an annual basis.

    Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $261.2 million was outstanding at September 30, 2002. On October 22, 2002, Centennial borrowed an additional $50 million under the terms of this agreement. The $50 million in proceeds were used for partial payment of an acquisition and to pay down Centennial commercial paper program borrowings.

    Centennial's goal is to maintain acceptable credit ratings under its credit agreement in order to access the capital markets through the issuance of commercial paper. If Centennial were to experience a minor downgrade of its credit rating, it would not anticipate any change in its ability to access the capital markets. However, in such event, Centennial would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings.
If Centennial were to experience a significant downgrade of its credit ratings, which it does not currently anticipate, it may need to borrow under its committed bank lines.

    To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt by approximately $350,000 (after tax) for the calendar year 2002 based on September 30, 2002 variable rate borrowings. Based on Centennial's overall interest rate exposure at September 30, 2002, this change would not have a material affect on the Company's results of operations.

    On an annual basis, Centennial negotiates the placement of the Centennial credit agreement that provides credit support to access the capital markets. In the event Centennial was unable to successfully negotiate the credit agreement, or in the event the fees on such facility became too expensive, which Centennial does not currently anticipate, it would seek alternative funding. One source of alternative funding might involve the securitization of certain Centennial assets.

    In order to borrow under Centennial's credit agreement and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitations on priority debt, limitations on sale of assets and limitations on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at September 30, 2002. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

    The Centennial credit agreement and the Centennial uncommitted long-term master shelf agreement contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement which causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the Centennial credit agreement and the Centennial uncommitted long-term master shelf agreement will be in default.
The Centennial credit agreement, the Centennial uncommitted long-term master shelf agreement and Centennial's practice limit the amount of subsidiary indebtedness.

MDU Resources International, Inc.

    MDU International has a credit agreement that allows for borrowings of up to $25 million. Under this agreement, $10 million was outstanding at September 30, 2002. MDU International intends to renew this credit agreement, which expires June 30, 2003, on an annual basis.

    In order to borrow under MDU International's credit facilities, MDU International must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitations on sale of assets and limitations on loans and investments. MDU International was in compliance with these covenants and met the required conditions at September 30, 2002. In the event MDU International does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

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

    Certain subsidiaries of the Company have financial guarantees outstanding at September 30, 2002. These guarantees as of September 30, 2002, are approximately $31.2 million, of which approximately $27.8 million pertain to Centennial's guarantee of certain obligations in connection with the natural gas fired electric generation station in Brazil, as discussed in Notes 10 and 15 of Notes to Consolidated Financial Statements in the 2001 Annual Report and Items 2 and 3 of this Quarterly Report on Form 10-Q. As of September 30, 2002, with respect to these guarantees, there were approximately $27.8 million outstanding through 2003, $1.4 million outstanding through 2004 and $2.0 million outstanding thereafter.

Approval of audit and non-audit services

    On November 12, 2002, the Company's audit committee pre-approved certain audit services relating to comfort letters and consents in connection with registration statements and other Securities and Exchange Commission required filings and audit reviews in connection with such filings, audit reviews in connection with business combinations, and additional audit services required in connection with quarterly reviews and annual audits. The audit committee also approved certain non-audit services, relating to tax services in connection with domestic and international operations, and training on accounting and Securities and Exchange Commission compliance. The approved services, to be performed by the Company's auditor, Deloitte & Touche LLP, for the period November 12, 2002 to December 31, 2003, are expected to result in total fees of up to $100,000.

    Also on that date, the audit committee, in compliance with the "de minimus" exception in the Sarbanes-Oxley Act, approved certain other non-audit services relating to tax services in connection with domestic and international operations of approximately $5,000 that had been performed by the Company's auditors.

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

    The following table summarizes hedge agreements entered into by certain wholly owned subsidiaries of the Company, as of September 30, 2002. These agreements call for the subsidiaries to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2002                  $  3.73        4,225         $1,548


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2002         $ 24.52          194       $(1,061)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2003                  $3.24/$3.90   12,118       $(1,651)

Interest rate risk --

    There are no material changes to interest rate risk faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For more information on interest rate risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign currency risk --

    A subsidiary of the Company has a 49 percent equity investment in a 200 megawatt natural gas fired electric generation project (Project) in Brazil which has a portion of its borrowings and payables denominated in Brazilian real. The subsidiary has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. dollar and the Brazilian real. For further information on this investment, see Note 12 of Notes to Consolidated Financial Statements.

    The effects of changes in currency exchange rates with respect to the Project's Brazilian real denominated obligations are reflected in net income. At September 30, 2002, the Project had Brazilian real obligations of approximately US$20.5 million. If, for example, the value of the Brazilian real increased in relation to the U.S. Dollar by 10 percent, the subsidiary, with respect to its interest in the Project, would record a foreign currency translation loss in net income of approximately $1.2 million based on the Brazilian real denominated obligations at September 30, 2002. In addition to the Brazilian real denominated obligations, the Project had $44.1 million of third party U.S. dollar denominated obligations at September 30, 2002.

    The subsidiary's investment in this Project at September 30, 2002 was $27.8 million. In addition to the subsidiary's investment, Centennial has guaranteed Project obligations and loans of approximately $27.8 million as of September 30, 2002.

    The subsidiary is managing a portion of its foreign currency exchange risk through contractual provisions that are largely indexed to the U.S. dollar contained in the Project's power purchase agreement with Petrobras. On August 12, 2002, the subsidiary entered into a foreign currency collar agreement for a notional amount of $21.3 million with a fixed price floor of R$3.10 and a fixed price ceiling of R$3.40 to manage a portion of its foreign currency risk. The term of the collar agreement is from August 12, 2002 through February 3, 2003, and the collar agreement settles on February 3, 2003. Gains or losses on this derivative instrument are recorded in earnings each period. The fair value of the foreign currency collar agreement at September 30, 2002 was $415,000 ($260,000 after tax).

ITEM 4. CONTROLS AND PROCEDURES

    The following information includes the evaluation of disclosure controls and procedures by the Company's chief executive officer and the chief financial officer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

    The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this Quarterly Report on Form 10-Q (Evaluation Date), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective to accomplish those tasks.

Changes in internal controls

    The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to permit preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The 11 natural gas producers filed a petition for writ of certiorari with the Supreme Court of the United States, which was docketed on August 21, 2002. On October 21, 2002, the Supreme Court of the United States denied the writ of certiorari.

    For more information on the above legal action see Note 15 of Notes to Consolidated Financial Statements.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Between July 1, 2002 and September 30, 2002, the Company issued 15,495 shares of Common Stock, $1.00 par value, as part of final adjustments with respect to acquisitions in a prior period. The Common Stock issued by the Company in these transactions was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The former owners of the businesses acquired, and now shareholders of the Company, are accredited investors and have acknowledged that they would hold the Company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   3(a)   Certificate of Designations of Series B Preference
          Stock of MDU Resources Group, Inc.
   10(a)  Change of Control Employment Agreement between the
          Company and John K. Castleberry
   10(b)  Change of Control Employment Agreement between the
          Company and Cathleen M. Christopherson
   10(c)  Change of Control Employment Agreement between the
          Company and Richard A. Espeland
   10(d)  Change of Control Employment Agreement between the
          Company and Terry D. Hildestad
   10(e)  Change of Control Employment Agreement between the
          Company and Lester H. Loble, II
   10(f)  Change of Control Employment Agreement between the
          Company and Vernon A. Raile
   10(g)  Change of Control Employment Agreement between the
          Company and Warren L. Robinson
   10(h)  Change of Control Employment Agreement between the
          Company and William E. Schneider
   10(i)  Change of Control Employment Agreement between the
          Company and Ronald D. Tipton
   10(j)  Change of Control Employment Agreement between the
          Company and Martin A. White
   10(k)  Change of Control Employment Agreement between the
          Company and Robert E. Wood
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   99     Statement Pursuant to Section 906 of Sarbanes - Oxley
          Act of 2002

b) Reports on Form 8-K

   Form 8-K was filed on August 14, 2002. Under Item 7 -- Financial Statements and Exhibits and Item 9 -- Regulation FD Disclosure, the Company reported the sworn statements of the Principal Executive Officer and Principal Financial Officer, in compliance with the Securities and Exchange Commission's Order No. 4-460.

   Form 8-K was filed on October 23, 2002.  Under Item 5 -- Other
   Events, the Company reported the press release issued October 22, 2002, regarding earnings for the quarter ended September 30, 2002.

   Form 8-K was filed on November 5, 2002.  Under Item 5 -- Other
   Events and Item 7 -- Financial Statements and Exhibits, the
   Company reported the purchase of 213 megawatts of natural gas fired electric generating facilities.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE:  November 14, 2002       BY  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY  /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Vice President, Controller and
                                     Chief Accounting Officer


                      FORM 10-Q CERTIFICATION


I, Martin A. White, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MDU
     Resources Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002            /s/ Martin A. White
                                    Martin A. White
                                    Chairman of the Board, President
                                      and Chief Executive Officer


                      FORM 10-Q CERTIFICATION


I, Warren L. Robinson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MDU
     Resources Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002        /s/ Warren L. Robinson
                                 Warren L. Robinson
                                 Executive Vice President, Treasurer
                                   and Chief Financial Officer


                         EXHIBIT INDEX

Exhibit No.

   3(a)   Certificate of Designations of Series B Preference
          Stock of MDU Resources Group, Inc.
   10(a) Change of Control Employment Agreement between the Company and John K. Castleberry
   10(b) Change of Control Employment Agreement between the Company and Cathleen M. Christopherson
   10(c) Change of Control Employment Agreement between the Company and Richard A. Espeland
   10(d) Change of Control Employment Agreement between the Company and Terry D. Hildestad
   10(e) Change of Control Employment Agreement between the Company and Lester H. Loble, II
   10(f) Change of Control Employment Agreement between the Company and Vernon A. Raile
   10(g) Change of Control Employment Agreement between the Company and Warren L. Robinson
   10(h) Change of Control Employment Agreement between the Company and William E. Schneider
   10(i) Change of Control Employment Agreement between the Company and Ronald D. Tipton
   10(j) Change of Control Employment Agreement between the Company and Martin A. White
   10(k) Change of Control Employment Agreement between the Company and Robert E. Wood
   12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
   99     Statement Pursuant to Section 906 of Sarbanes -
          Oxley Act of 2002