Form 10-K
period 2002-12-31
MDU RESOURCES GROUP INC
filed 2003-02-28
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2002

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  Indicate by check mark whether the registrant is an accelerated filer. Yes X. No __.

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002: $1,877,769,000.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 21, 2003:
74,042,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
 1. Pages 41 through 81 of the Registrant's Annual Report to
    Stockholders for 2002 are incorporated by reference in Part II, Items 6 and 8 of this Report.

 2. Portions of the Registrant's Proxy Statement, dated March 7, 2003 are incorporated by reference in Part III, Items 10, 11 and 12 of this Report.

                            CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Electric
   Natural Gas Distribution
   Utility Services
   Pipeline and Energy Services
   Natural Gas and Oil Production
   Construction Materials and Mining --
     Construction Materials
     Coal
     Consolidated Construction Materials and Mining
   Independent Power Production

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

 Item 8 --  Financial Statements and Supplementary Data

 Item 9 --  Change in and Disagreements with Accountants
            on Accounting and Financial Disclosure

PART III

 Item 10 -- Directors and Executive Officers of the
            Registrant

 Item 11 -- Executive Compensation

 Item 12 -- Security Ownership of Certain Beneficial
            Owners and Management and Related Stockholder
            Matters

 Item 13 -- Certain Relationships and Related
            Transactions

 Item 14 -- Controls and Procedures

PART IV

 Item 15 -- Exhibits, Financial Statement Schedules and
            Reports on Form 8-K

Signatures

Form 10-K Certifications

Exhibits


                             PART I

   This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Cautionary Statements that May Affect Future Results. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.


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

   The Company, through its wholly owned subsidiary, Centennial Energy Holdings, Inc. (Centennial), owns WBI Holdings, Inc. (WBI Holdings), Knife River Corporation (Knife River), Utility Services, Inc. (Utility Services), Centennial Energy Resources LLC (Centennial Resources) and Centennial Holdings Capital LLC (Centennial Capital).

   WBI Holdings is comprised of the pipeline and energy services and the natural gas and oil production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky
   Mountain and northern Great Plains regions of the United
   States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico.

   Knife River mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performing integrated construction services, in the north central and western United States, including Alaska and Hawaii.

   Utility Services is a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States.
   Utility Services also provides related specialty equipment manufacturing, sales and rental services.

   Centennial Resources owns electric generating facilities in the United States. Electric capacity and energy produced at these facilities is sold under long-term contracts to nonaffiliated entities. Centennial
   Resources also invests in potential new growth and synergistic opportunities that are not directly being pursued by the other business units. These activities are reflected in the independent power production segment.

   Centennial Capital insures and reinsures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property and contract rights. These activities are reflected in the independent power production segment.

   The Company, through its wholly owned subsidiary, Centennial Energy Resources International Inc (Centennial International), has an investment in an electric generating facility in Brazil. Electric capacity and energy produced at this facility is sold under a long-term contract to a nonaffiliated entity. Centennial International invests in projects outside the United States which are consistent with the Company's philosophy, growth strategy and areas of expertise. These activities are reflected in the independent power production segment.

   As of December 31, 2002, the Company had 6,983 full-time employees with 88 employed at MDU Resources Group, Inc., 898 at Montana-Dakota, 57 at Great Plains, 432 at WBI Holdings, 3,022 at Knife River's operations, 2,480 at Utility Services, five at Centennial Resources and one at Centennial International. The number of employees at certain Company operations fluctuates during the year depending upon the number and size of construction projects. At Montana-Dakota and WBI Holdings, 433 and 68 employees, respectively, are represented by the International Brotherhood of Electrical Workers. Labor contracts with such employees are in effect through April 30, 2003 and March 31, 2005, for Montana-Dakota and WBI Holdings, respectively. Knife River has 40 labor contracts which represent 630 of its construction materials employees. Knife River is currently in negotiations on 5 of its labor contracts. Utility Services has 62 labor contracts representing the majority of its employees. The Company considers its relations with employees to be satisfactory.

   The Company's principal properties, which are of varying ages and are of different construction types are believed to be generally in good condition, are well maintained, and are generally suitable and adequate for the purposes for which they are used.

   During 2002, the Company underwent segment operating and reporting changes. The financial results and data applicable to each of the Company's business segments as well as their financing requirements and a discussion regarding the previously mentioned segment changes are set forth in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes to the Consolidated Financial Statements and Supplementary Financial Information.

   Any reference to the Company's Consolidated Financial
Statements and Notes thereto and Supplementary Financial
Information shall be to pages 41 through 79 in the Company's
Annual Report to Stockholders for 2002 (Annual Report), which are incorporated by reference herein.

   This annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company's website as soon as reasonably practicable after the Company has filed such reports with the Securities and Exchange Commission (SEC). The Company's website address is www.mdu.com. The information available on the Company's website is not part of this annual report on Form 10-K.

ELECTRIC

General --

   Montana-Dakota provides electric service at retail, serving over 116,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 2002. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under System Supply and System Demand, and approximately 3,100 and 4,000 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of
December 31, 2002, Montana-Dakota's net electric plant investment approximated $274.2 million.

   All of Montana-Dakota's electric properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and Douglas J. MacInnes, successor trustees.

   The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain instances, security issuances are also subject to regulation by the North Dakota Public Service Commission (NDPSC), Montana Public Service Commission (MTPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming Public Service Commission (WYPSC). The percentage of Montana-Dakota's 2002 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 60 percent;
Montana -- 23 percent; South Dakota -- 7 percent and
Wyoming -- 10 percent.

System Supply and System Demand --

   Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 393,488 Kilowatts (kW) and a total summer net capability of 434,170 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. The balance of Montana-Dakota's interconnected system electric generating capability is supplied by three combustion turbine peaking stations. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, 66,400 kW of participation power annually from Basin Electric Power Cooperative for its interconnected system.

   On August 20, 2002, Montana-Dakota entered into an agreement with Dakota I Power Partners (Dakota I) to purchase energy from a 20-megawatt wind energy farm in North Dakota. Dakota I is expected to construct the project in 2003. The wind farm is in close proximity to an existing Montana-Dakota transmission line. The entire energy output will be dedicated to Montana-Dakota's interconnected electric system. Regulatory approvals have been obtained from the NDPSC and SDPUC for the wind farm project. The wind farm project is subject to certain other regulatory approvals.

   Montana-Dakota plans to construct a 40-megawatt natural gas-fired peaking unit. The unit is scheduled to be constructed for operation by June 1, 2003. The project is expected to be recovered in rates.

   The following table sets forth details applicable to the Company's electric generating stations:

                                                     2002 Net
                                                    Generation
                            Nameplate    Summer    (kilowatt-
 Generating                  Rating    Capability   hours in
  Station         Type         (kW)       (kW)      thousands)

North Dakota --
  Coyote*       Steam         103,647    106,750      787,703
  Heskett       Steam          86,000    104,050      523,025
  Williston     Combustion
                  Turbine       7,800      9,600          (70)**
South Dakota --
  Big Stone*    Steam          94,111    103,870      713,765

Montana --
  Lewis & Clark Steam          44,000     52,300      286,514
  Glendive      Combustion
                  Turbine      34,780     33,800        4,453
  Miles City    Combustion
                  Turbine      23,150     23,800        1,590

                              393,488    434,170    2,316,980

-----------------------------
*  Reflects Montana-Dakota's ownership interest.
** Station use, to meet Mid-Continent Area Power Pool's accreditation requirements, exceeded generation.

   Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by Westmoreland Coal Company (Westmoreland). Contracts with Westmoreland for the Coyote, Heskett and Lewis & Clark stations expire in May 2016, December 2005, and March 2003, respectively. Montana-Dakota is currently in negotiations with Westmoreland on the Lewis & Clark station contract. The majority of the Big Stone Station's fuel requirements are currently being met with coal supplied by RAG Coal West, Inc. under contract through December 31, 2004.

   During the years ended December 31, 1998, through December 31, 2002, the average cost of coal purchased, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal purchased was as follows:

                                Years Ended December 31,
                       2002     2001      2000      1999     1998
Average cost of
  coal per
  million Btu          $.98     $.92      $.94      $.90     $.93
Average cost of
  coal per ton       $14.39   $13.43    $13.68    $13.31   $13.67

   The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 459,000 kW in July 2002. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2008 will approximate 0.8 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour
(kWh) sales growth rate, on a normalized basis, through 2008 will approximate 0.9 percent annually.

   Montana-Dakota currently estimates that, with the addition of a 40-megawatt natural gas turbine power plant and the purchase of energy from a 20-megawatt wind farm in North Dakota, it has adequate capacity available through existing generating stations and long-term firm purchase contracts until the year 2005. If additional capacity is needed in 2005 or after, it is expected to be met through intermediate-term purchases. In addition, the Company and Westmoreland Power, Inc. are working with the state of North Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota. In December 2002, the Company confirmed its intent to continue the 500-megawatt feasibility study, however the Company has requested approval from the state of North Dakota to also include within the study, an alternative 250-megawatt plant option.

   Montana-Dakota has major interconnections with its neighboring utilities, all of which are Mid-Continent Area Power
Pool (MAPP) members. Montana-Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

   Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming and neighboring communities. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 51,200 kW and occurred in July 2002.

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

   Montana-Dakota joined the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) in September 2001. The Midwest ISO, which the FERC accepted as a Regional Transmission Organization under FERC Order No. 2000 in an order issued in December 2001, is responsible for operational control of the transmission systems of its members. Thereafter, in December 2001, Montana-Dakota filed an application with the FERC for authorization to transfer operational control over certain of its transmission facilities to the Midwest ISO, and, by order dated January 29, 2002, the FERC authorized the transfer. In December 2001, the Midwest ISO filed a proposed modification to the Midwest ISO Agreement to allow Montana-Dakota to be a separate pricing zone. The Midwest ISO commenced security center operations in December 2001 and tariff administration on February 1, 2002.

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

   The NDPSC authorized its Staff to initiate an investigation into the earnings levels of Montana-Dakota's North Dakota electric operations based on Montana-Dakota's 2000 Annual Report to the NDPSC. The investigation was based on a complaint filed with the NDPSC in September 2001, by the NDPSC Staff. On April 24, 2002, the NDPSC issued an Order requiring Montana-Dakota to reduce its North Dakota electric rates by $4.3 million annually, effective May 8, 2002. On April 25, 2002, Montana-Dakota filed an appeal of the NDPSC Order in the North Dakota South Central Judicial District Court (District Court). The filing also requested a stay of the effectiveness of the NDPSC Order while the appeal was pending. Montana-Dakota challenged the NDPSC's determination of the level of wholesale electricity sales margins expected to be received by Montana-Dakota. On May 2, 2002, the District Court granted Montana-Dakota's request for a stay of a portion of the $4.3 million annual rate reduction ordered by the NDPSC. Accordingly, Montana-Dakota implemented an annual rate reduction of $800,000 effective with service rendered on and after May 8, 2002, rather than the $4.3 million annual reduction ordered by the NDPSC. The remaining $3.5 million was subject to refund if Montana-Dakota did not prevail in this proceeding. On November 22, 2002, the District Court issued an Order reversing the decision of the NDPSC and remanded the case back to the NDPSC. On January 15, 2003, the NDPSC issued an Order accepting Montana-Dakota's level of wholesale electricity sales margins thus reversing its initial decision and allowing Montana-Dakota to continue to charge the electric rates which were in effect.

   Montana-Dakota had established reserves for 2002 revenues that had been collected subject to refund with respect to Montana-Dakota's pending electric rate reduction. Based on the January
15, 2003, Order, as previously discussed, the reserves were reversed and recognized in income in 2002.

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

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. Montana-Dakota did not incur any material environmental expenditures in 2002 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2005.

NATURAL GAS DISTRIBUTION

General --

   Montana-Dakota sells natural gas at retail, serving over 217,000 residential, commercial and industrial customers located in 141 communities and adjacent rural areas as of December 31, 2002, and provides natural gas transportation services to certain customers on its system. Great Plains sells natural gas at retail, serving over 22,000 residential, commercial and industrial customers located in 19 communities and adjacent rural areas as of December 31, 2002, and provides natural gas transportation services to certain customers on its system.
These services for the two public utility divisions are provided through distribution systems aggregating over 4,900 miles. Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct natural gas distribution operations in all of the municipalities they serve where such franchises are required. For additional information regarding Montana-Dakota's and Great Plains' franchises, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2002, Montana-Dakota's and Great Plains' net natural gas distribution plant investment approximated $104.3 million.

   All of Montana-Dakota's natural gas distribution properties, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and Douglas J. MacInnes, successor trustees.

   The natural gas distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The natural gas distribution operations of Great Plains are subject to regulation by the NDPSC and Minnesota Public Utilities Commission (MPUC) regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's and Great Plains' 2002 natural gas utility operating revenues by jurisdiction is as follows: North Dakota -- 37 percent; Minnesota -- 13 percent; Montana -- 26 percent; South Dakota -- 19 percent and Wyoming -- 5 percent.

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

   The following table reflects this segment's natural gas sales, natural gas transportation volumes and degree days as a percentage of normal during the last five years:

                               Years Ended December 31,
                          2002*   2001*    2000**   1999     1998
                                 Mdk (thousands of decatherms)

Sales:
  Residential           21,893  20,087   20,554   18,059   18,614
  Commercial            16,044  14,661   14,590   12,030   12,458
  Industrial             1,621   1,731    1,451      842      952
    Total               39,558  36,479   36,595   30,931   32,024
Transportation:
  Commercial             1,849   1,847    2,067    1,975    1,995
  Industrial            11,872  12,491   12,247    9,576    8,329
    Total               13,721  14,338   14,314   11,551   10,324
Total Throughput        53,279  50,817   50,909   42,482   42,348

Degree days
  (% of normal)         101.1%   94.5%   100.4%    88.8%    93.7%

-----------------------------
 * Includes Great Plains
** Sales and transportation volumes for Great Plains are for the period July through December 2000. Degree days exclude Great
   Plains.

   Competition in varying degrees exists between natural gas and other fuels and forms of energy. Montana-Dakota and Great Plains have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial load. Certain of these services include transportation under flexible rate schedules whereby Montana-Dakota's and Great Plains' interruptible customers can avail themselves of the advantages of open access transportation on regional transmission pipelines, including the system of Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of WBI Holdings. These services have enhanced Montana-Dakota's and Great Plains' competitive posture with alternate fuels, although certain of Montana-Dakota's customers have bypassed the respective distribution systems by directly accessing transmission pipelines located within close proximity. These bypasses did not have a material effect on results of operations.

   Montana-Dakota and Great Plains acquire their system requirements directly from producers, processors and marketers. Such natural gas is supplied by a portfolio of contracts specifying market-based pricing, and is transported under transportation agreements by Williston Basin, Kinder Morgan, Inc., South Dakota Intrastate Pipeline Company, Northern Border Pipeline Company, Viking Gas Transmission Company and Northern Natural Gas Company to provide firm service to their customers. Montana-Dakota has also contracted with Williston Basin to provide firm storage services which enable Montana-Dakota to meet winter peak requirements as well as allow it to better manage its natural gas costs by purchasing natural gas at more uniform daily volumes throughout the year. Demand for natural gas, which is a widely traded commodity, is sensitive to seasonal heating and industrial load requirements as well as changes in market price. Montana-Dakota and Great Plains believe that, based on regional supplies of natural gas and the pipeline transmission network currently available through its suppliers and pipeline service providers, supplies are adequate to meet its system natural gas requirements for the next five years.

Regulatory Matters --

   On December 30, 2002, Montana-Dakota filed an application with the SDPUC for a natural gas rate increase. Montana-Dakota requested a total of $2.2 million annually or 5.8 percent above current rates. A final order from the SDPUC is due June 30, 2003.

   On October 7, 2002, Great Plains filed an application with the MPUC for a natural gas rate increase. Great Plains requested a total of $1.6 million annually or 6.9 percent above current rates. On December 4, 2002, the MPUC issued an Order setting interim rates that approved an interim increase of $1.4 million annually effective December 6, 2002. Great Plains began collecting such rates effective December 6, 2002, subject to refund until the MPUC issues a final order. A final order from the MPUC is due August 22, 2003.

   On June 10, 2002, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase. Montana-Dakota requested a total of $662,000 annually or 5.6 percent above current rates. On December 9, 2002, the WYPSC approved an increase of $466,000 annually effective January 1, 2003.

   On May 20, 2002, Montana-Dakota filed an application with MTPSC for a natural gas rate increase. Montana-Dakota requested a total of $3.6 million annually or 6.5 percent above current rates. On September 5, 2002, the MTPSC approved an interim increase of $2.1 million annually, effective with service rendered on and after September 5, 2002. Montana-Dakota began collecting such rates effective September 5, 2002, which are subject to refund until the MTPSC issues a final order. On November 7, 2002, the MTPSC approved an additional interim increase of $300,000 annually effective November 15, 2002. The additional interim increase is the result of a Stipulation reached between Montana-Dakota and the Montana Consumer Counsel, the only intervener in the proceeding. Under the terms of the Stipulation, the total interim relief granted ($2.4 million) will be the final increase in the proceeding. A hearing before the MTPSC was held on December 6, 2002, at which the MTPSC took under advisement the Stipulation agreed upon by Montana-Dakota and the Montana Consumer Counsel. A final order from the MTPSC was due on February 20, 2003 and is currently pending.

   On April 12, 2002, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase. Montana-Dakota requested a total of $2.8 million annually or 4.1 percent above current rates. On December 10, 2002, the NDPSC approved an increase of $2.0 million annually, effective with service rendered on or after December 12, 2002.

   Reserves have been provided for a portion of the revenues that have been collected subject to refund for certain of the above proceedings. The Company believes that such reserves are adequate based on its assessment of the ultimate outcome of the proceedings.

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

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. Montana-Dakota and Great Plains did not incur any material environmental expenditures in 2002 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2005.

UTILITY SERVICES

General --

   Utility Services is a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization. Utility Services also provides related specialty equipment manufacturing, sales and rental services. These services are provided to electric, gas and telecommunication companies along with municipal, commercial and industrial entities throughout most of the United States.

   During 2002, the Company acquired utility services businesses based in California and Ohio. None of these acquisitions was individually material to the Company.

   Construction and maintenance crews are active year round.
However, activity in certain locations may be seasonal in nature due to the effects of weather.

   Utility Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2002, Utility Services owned or leased offices in eight states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. At December 31, 2002, Utility Services' net plant investment was approximately $48.9 million.

   The utility services segment backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that it expects to provide under other master agreements. The backlog at January 31, 2003, was approximately $152 million compared to approximately $142 million at January 31, 2002. The Company expects to complete a significant amount of the backlog during the year ending December 31, 2003. Due to the nature of its contractual arrangements, in many instances the Company's customers are not committed to the specific volumes of services to be purchased under a contract, but rather the Company is committed to perform these services if and to the extent requested by the customer. The customer is, however, obligated to obtain these services from the Company if they are not performed by the customer's employees. Therefore, there can be no assurance as to the customer's requirements during a particular period or that such estimates at any point in time are predictive of future revenues.

Competition --

   Utility Services operates in a highly competitive business environment. Most of Utility Services' work is obtained on the basis of competitive bids or by negotiation of either cost plus or fixed price contracts. The workforce and equipment are highly mobile, providing greater flexibility in the size and location of Utility Services' market area. Competition is based primarily on price and reputation for quality, safety and reliability. The size and area location of the services provided as well as the state of the economy will be factors in the number of competitors that Utility Services will encounter on any particular project. Utility Services believes that the diversification of the services it provides, the market it serves throughout the United States and the management of its workforce will enable it to effectively operate in this competitive environment.

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

Environmental Matters --

   Utility Services' operations are subject to regulation customary for the industry, including federal, state and local environmental compliance. Utility Services believes it is in substantial compliance with those regulations.

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. Utility Services did not incur any material environmental expenditures in 2002 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2005.

PIPELINE AND ENERGY SERVICES

General --

   Williston Basin, the principal regulated business of WBI Holdings, owns and operates approximately 3,500 miles of transmission, gathering and storage lines and owns or leases and operates 24 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Through three underground storage fields located in Montana and Wyoming, storage services are provided to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins making natural gas supplies available to Williston Basin's transportation and storage customers and interconnects with nine pipelines allowing for the receipt and/or delivery of natural gas to and from other regions of the country.

   At December 31, 2002, Williston Basin's net plant investment was approximately $160.2 million.

   WBI Holdings, through its nonregulated pipeline businesses, owns and operates gathering facilities in Colorado, Kansas, Montana and Wyoming. These facilities include approximately 1,500 miles of field gathering lines and 79 owned and leased compression facilities some of which interconnect with Williston Basin's system. A one-sixth interest in the assets of various offshore gathering pipelines and associated onshore pipeline and related processing facilities are also owned by WBI Holdings. In addition, WBI Holdings provides installation sales and/or leasing of alternate energy delivery systems, primarily propane air plants, as well as providing energy efficiency product sales and installation services to large end users.

   WBI Holdings, through its energy services businesses, provides natural gas purchase and sales services to local distribution companies, other marketers and a limited number of large end users, primarily using natural gas produced by the Company's natural gas and oil production segment. Energy services transacts a significant portion of its business in the Northern Plains and Rocky Mountain regions of the United States. In 2001, the company sold the vast majority of its energy marketing operations.

   Energy services also owns a cable and pipeline magnetization and locating company as well as a manufacturer and reseller of on-land, hand-held locating equipment. The cable and pipeline magnetization and locating company provides products and services which are an integral part of the ongoing reliability of the submerged cable and pipeline infrastructure. The on-land, hand-held locating equipment company manufactures and resells equipment that is used for locating and identifying underground metal objects, utility systems and water distribution system leaks. For additional information regarding these operations, see Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations.

   Under the Natural Gas Act, as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters.

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

   Williston Basin transports substantially all of Montana-Dakota's natural gas utilizing firm transportation agreements, which at December 31, 2002, represented 82 percent of Williston Basin's currently subscribed firm transportation capacity. In October 2001, Montana-Dakota executed a firm transportation agreement with Williston Basin for a term of five years expiring in June 2007. In addition, in July 1995, Montana-Dakota entered into a 20-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

   In November 2001, Williston Basin filed for regulatory approval to build a 247-mile, 16-inch natural gas pipeline that would span sections of Wyoming, Montana, and North Dakota. The pipeline would transport natural gas from developing coalbed and conventional natural gas production in central Wyoming and south central Montana to interconnecting pipelines. Depending upon the timing of the receipt of the necessary regulatory approval, construction completion could occur in late 2003.

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

   Natural gas supplies from traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from non-traditional, off-system sources. The Company's coalbed natural gas assets in the Powder River Basin are expected to meet some of these supply needs. For additional information regarding coalbed natural gas legal proceedings, see Item 3 -- Legal Proceedings and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Williston Basin will continue to look for opportunities to increase transportation and storage services through system expansion or other pipeline interconnections or enhancements which could provide substantial future benefits.

Regulatory Matters and Revenues Subject to Refund --

   In December 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge issued an Initial Decision on Williston Basin's natural gas rate change application. This matter is currently pending before and subject to revision by the FERC.

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

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. WBI Holdings' pipeline and energy services' operations did not incur any material environmental expenditures in 2002 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2005.

NATURAL GAS AND OIL PRODUCTION

General --

   Fidelity Exploration & Production Company (Fidelity), a direct wholly owned subsidiary of WBI Holdings, is involved in the acquisition, exploration, development and production of natural gas and oil resources. Fidelity's activities include the acquisition of producing properties with potential development opportunities, exploratory drilling and the operation and development of natural gas production properties. Fidelity also shares revenues and expenses from the development of specified properties located primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico in proportion to its interests.

   Fidelity owns in fee or holds natural gas leases for the properties it operates in Colorado, Montana, North Dakota and Wyoming. These rights are in the Bonny Field located in eastern Colorado, the Cedar Creek Anticline in southeastern Montana and southwestern North Dakota, the Bowdoin area located in north-central Montana and in the Powder River Basin of Montana and Wyoming. For additional information regarding coalbed natural gas legal proceedings, see Item 3 -- Legal Proceedings and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Fidelity continues to seek additional reserve and production growth opportunities through the direct acquisition of producing properties and through exploratory drilling opportunities, as well as development of its existing properties. Future growth is dependent upon its success in these endeavors.

Operating Information --

   Information on natural gas and oil production, average realized prices and production costs per net equivalent Mcf related to natural gas and oil interests for 2002, 2001 and 2000, are as follows:

                                           2002     2001     2000
Natural Gas:
  Production (MMcf)                      48,239   40,591   29,222
  Average realized price                  $2.72    $3.78    $2.90
Oil:
  Production (000's of barrels)           1,968    2,042    1,882
  Average realized price                 $22.80   $24.59   $23.06
Production costs, including taxes,
  per net equivalent Mcf                  $0.87    $0.84    $0.77

Well and Acreage Information --

   Gross and net productive well counts and gross and net developed and undeveloped acreage related to interests at December 31, 2002, are as follows:

                                                  Gross      Net
Productive Wells:
  Natural Gas                                      2,479    1,998
  Oil                                              2,250      134
    Total                                          4,729    2,132
Developed Acreage (000's)                            857      375
Undeveloped Acreage (000's)                          703      343

Exploratory and Development Wells --

  The following table shows the results of natural gas and oil wells drilled and tested during 2002, 2001 and 2000:

           Net Exploratory              Net Development
        Productive  Dry Holes  Total    Productive  Dry Holes  Total   Total
2002             4        ---      4           201        ---    201     205
2001            19          1     20           590          2    592     612
2000             9          3     12           362          3    365     377

   At December 31, 2002, there were 11 gross wells in the process of drilling, all of which were development wells.

   Fidelity had approximately 300 wells related to its coalbed natural gas development in the Powder River Basin in Montana and Wyoming that were not producing natural gas at December 31, 2002. A large number of these wells are expected to begin producing natural gas in 2003.

Environmental Matters --

   WBI Holdings' natural gas and oil production operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. WBI Holdings believes it is in substantial compliance with those regulations.

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. In connection with the development of coalbed natural gas properties certain capital expenditures were incurred related to water handling. For 2002, capital expenditures for water handling in compliance with current laws and regulations were approximately $10.0 million and are estimated to be less than $5.0 million for 2003.

Reserve Information --

   Fidelity's recoverable proved developed and undeveloped natural gas and oil reserves approximated 372.5 Bcf and 17.5 million barrels, respectively, at December 31, 2002.

   For additional information related to natural gas and oil interests, see Note 1 of Notes to Consolidated Financial
Statements and Supplementary Financial Information in the Annual
Report.

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

   During 2002, the Company acquired several construction materials and mining businesses with operations in Minnesota and Montana. None of these acquisitions was individually material to the Company.

   Knife River's construction materials business has continued to grow since its first acquisition in 1992. Knife River continues to investigate the acquisition of other construction materials properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

   Knife River's construction materials business is expected to continue to benefit from the Transportation Equity Act for the 21st Century (TEA-21). TEA-21 represents an average increase in federal highway construction funding of approximately 48 percent for the six fiscal years ending September 30, 2003. Although it is difficult to predict the outcome of legislation regarding federal highway construction funding that is anticipated to replace TEA-21 upon its expiration, the Company expects replacement funding to be comparable to TEA-21. The Company believes actual passage of the reauthorization legislation may not occur until either the second or third quarter of 2003.

   The construction materials business had approximately $244 million in backlog in mid-February 2003, compared to approximately $162 million in mid-February 2002. The Company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2003.

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

Consolidated Construction Materials and Mining:

Environmental Matters --

   Knife River's construction materials and mining operations are subject to regulation customary for such operations, including federal, state and local environmental compliance and reclamation regulations. Except as what may be ultimately determined with regard to the issue described below, Knife River believes it is in substantial compliance with those regulations.

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. Knife River did not incur any material environmental expenditures in 2002 and except as what may be ultimately determined with regard to the issue described below, Knife River does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2005.

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

Reserve Information --

   As of December 31, 2002, the combined construction materials operations had under ownership or lease approximately 1.1 billion tons of recoverable aggregate reserves.

   As of December 31, 2002, Knife River had under ownership or lease, reserves of approximately 37.8 million tons of recoverable lignite coal.

INDEPENDENT POWER PRODUCTION

   Centennial Resources and Centennial International own electric generating facilities in the United States and in Brazil, respectively. Electricity produced at these facilities is sold under long-term contracts to nonaffiliated entities.
This segment also invests in potential new growth and synergistic opportunities that are not directly being pursued by the other business units. Substantially all of the operations of the independent power production began in 2002.

Domestic:

   On November 1, 2002, Centennial Power, Inc. (Centennial Power), an indirect wholly owned subsidiary of the Company, purchased 213 megawatts of natural gas-fired electric generating facilities (Brush Plant) near Brush, Colorado. Ninety-five percent of the Brush Plant's output is sold to the Public Service of Colorado, a wholly owned subsidiary of Xcel Energy, under two power purchase contracts that expire in October 2005 and September 2012, respectively. The Brush Plant is operated by Colorado Energy Management under two operations and maintenance agreements that expire in October 2005 and April 2007, respectively.

Competition --

   Centennial Power encounters competition in the development of new electric generating plants and the acquisition of existing generating facilities from other non-utility generators, regulated utilities, nonregulated subsidiaries of regulated utilities and other energy service companies as well as financial investors. Competition for power sales agreements may reduce prices in certain markets. The movement towards deregulation in the U.S. electric power industry has also lead to competition in the development and acquisition of domestic power producing facilities. However, some states are reconsidering their approach to deregulation. Factors for competing in the power production industry include maintaining low production costs, having a balanced portfolio of generating assets, fuel types, customers and power sales agreements.

Environmental Matters --

   The Brush Plant is subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations and state hazard communication standards. Centennial Power believes it is in substantial compliance with those regulations.

   Governmental regulations establishing environmental protection standards are continuously evolving and, therefore, the character, scope, cost and availability of the measures that will permit compliance with these laws or regulations, cannot be accurately predicted. Centennial Power did not incur any material environmental expenditures in 2002 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2005.

Other --

   On January 31, 2003, Centennial Power purchased a 66.6-megawatt wind-powered electric generation facility from San Gorgonio Power Corporation, an affiliate of PG&E National Energy Group, for $102.5 million cash, subject to certain closing adjustments. This facility is located in the San Gorgonio Pass, northwest of Palm Springs, California. The facility consists of 111 wind turbines and began commercial operation in September 2001. The facility sells all of its output under a long-term contract with the California Department of Water Resources. SeaWest Wind Power, Inc. will continue to operate the facility.

   The plans to construct a 113-megawatt coal-fired electric generation station near Hardin, Montana are pending. Centennial Power acquired plant equipment and obtained all permits necessary to begin construction. NorthWestern Energy terminated the power purchase agreement for the energy from this plant in July 2002; however Centennial Power is pursuing other markets for the energy and is studying its options regarding this project. Construction activities have been suspended except those items of a critical nature. At December 31, 2002, Centennial Power's investment in this project was approximately $23.1 million. For additional information regarding this project, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

International:

   In August 2001, Centennial International through an indirect wholly owned Brazilian subsidiary, entered into a joint venture agreement with a Brazilian firm under which the parties have formed MPX Holdings, Ltda. (MPX) to develop electric generation and transmission, steam generation, power equipment and coal mining projects in Brazil. Centennial International has a 49 percent interest in MPX.

    MPX, through a wholly owned subsidiary, has constructed a 200-megawatt natural gas-fired power plant (MPX Plant) in the Brazilian state of Ceara. The first 100 megawatts entered commercial service in July 2002 and the second 100 megawatts entered commercial service in January 2003. Petrobras, the partially Brazilian state-owned energy company, has agreed to purchase all of the capacity and market all of the MPX Plant's energy. Petrobras commenced making capacity payments in the third quarter of 2002. The power purchase agreement with Petrobras expires in May 2008. Petrobras also is under contract for five years to supply natural gas to the MPX Plant. This contract is renewable for an additional 13 years. At December 31, 2002, Centennial International's investment in the MPX Plant was approximately $27.8 million. In addition, Centennial had guaranteed certain MPX Plant obligations and loans of approximately $24.9 million at December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

   In January 2002, Fidelity Oil Co. (FOC), one of the Company's natural gas and oil production subsidiaries, entered into a compromise agreement with the former operator of certain of FOC's oil production properties in southeastern Montana. The compromise agreement resolved litigation involving the interpretation and application of contractual provisions regarding net proceeds interests paid by the former operator to FOC for a number of years prior to 1998. The terms of the compromise agreement are confidential. As a result of the compromise agreement, the natural gas and oil production segment reflected a nonrecurring gain in its financial results for the first quarter of 2002 of approximately $16.6 million after tax. As part of the settlement, FOC gave the former operator a full and complete release, and FOC is not asserting any such claim against the former operator for periods after 1997.

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

   Fidelity Exploration & Production Company (Fidelity) has been named as a defendant in several lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. Fidelity believes the ultimate outcome of these actions will not have a material effect on its existing coalbed natural gas operations. However, if the plantiffs were successful, which Fidelity does not currently anticipate, the ultimate outcome of the actions could have a material effect on Fidelity's future development of its coalbed natural gas properties. For additional information regarding this matter, see Items 1 and 2 -- Business and Properties - Pipeline and Energy Services and Natural Gas and Oil Production and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In December 2000, MBI, an indirect wholly owned subsidiary of the Company, was named by the United States Environmental Protection Agency (EPA) as a Potentially Responsible Party in connection with the cleanup of a commercial property site, now owned by MBI, and part of the Portland, Oregon, Harbor Superfund Site. For additional information regarding this matter, see Items 1 and 2 -- Business and Properties - Construction Materials and Mining.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2002.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

   The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU." The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 2002 and 2001 and dividends declared thereon were as follows:

                                                        Common
                              Common       Common        Stock
                            Stock Price  Stock Price   Dividends
                              (High)        (Low)      Per Share

2002
First Quarter                $ 31.09       $ 27.25      $   .23
Second Quarter                 33.45         25.75          .23
Third Quarter                  27.40         18.00          .24
Fourth Quarter                 25.99         20.91          .24
                                                        $   .94

2001
First Quarter                $ 35.76       $ 27.38      $   .22
Second Quarter                 40.37         31.38          .22
Third Quarter                  32.90         22.38          .23
Fourth Quarter                 28.30         23.00          .23
                                                        $   .90

   As of December 31, 2002, the Company's common stock was held by approximately 14,000 stockholders of record.

   Between October 1, 2002 and December 31, 2002, the Company issued 230,205 shares of Common Stock, $1.00 par value, as partial consideration with respect to an acquisition during this period. The Common Stock issued by the Company in this transaction was issued in private sales exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The former owners of the business acquired, and now shareholders of the Company, are accredited investors and have acknowledged that they would hold the Company's Common Stock as an investment and not with a view to distribution.

ITEM 6.  SELECTED FINANCIAL DATA

   Reference is made to Selected Financial Data on pages 80 and 81 of the Company's Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Prior to the fourth quarter of 2002, the Company reported six business segments consisting of electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production and construction materials and mining. During the fourth quarter of 2002, the Company added an additional segment, independent power production, based on the significance of this segment's operations. Substantially all of the operations of the independent power production segment began in 2002, therefore financial information for years prior to 2002 has not been presented.

   The Company's operations are now conducted through seven business segments. For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services, and energy related management services. Natural gas and oil production includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings. Construction materials and mining includes the results of Knife River's operations, while independent power production includes electric generating facilities in the United States and Brazil and also invests in potential new growth and synergistic opportunities that are not directly being pursued by other business segments.

   Reference should be made to Items 1 and 2 -- Business and Properties, Item 3 -- Legal Proceedings and Notes to Consolidated
Financial Statements for information pertinent to various commitments and contingencies.

Overview

   The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's business segments.

                                        Years ended December 31,
                                        2002      2001        2000
Electric                             $  15.8   $  18.7     $  17.7
Natural gas distribution                 3.6        .7         4.8
Utility services                         6.4      12.9         8.6
Pipeline and energy services            19.1      16.4        10.5
Natural gas and oil production          53.2      63.2        38.6
Construction materials and mining       48.7      43.2        30.1
Independent power production              .9       ---         ---
Earnings on common stock             $ 147.7   $ 155.1     $ 110.3

Earnings per common share - basic    $  2.09   $  2.31     $  1.80

Earnings per common share - diluted  $  2.07   $  2.29     $  1.80

Return on average common equity        12.5%     15.3%       14.3%

2002 compared to 2001

   Consolidated earnings for 2002 decreased $7.4 million from the comparable period a year ago due to lower earnings at the natural gas and oil production, utility services and electric businesses. Increased earnings at the construction materials and mining, natural gas distribution and pipeline and energy services businesses, along with earnings from the independent power production business, partially offset the earnings decline.

2001 compared to 2000

   Consolidated earnings for 2001 increased $44.8 million from the comparable period a year ago due to higher earnings from the natural gas and oil production, construction materials and mining, pipeline and energy services, utility services and electric businesses. Lower earnings at the natural gas distribution business partially offset the earnings increase.

                 ________________________________

Financial and Operating Data

   The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's business segments.

Electric
                                         Years ended December 31,
                                         2002       2001       2000
Operating revenues:
  Retail sales                      $   142.1  $   137.3   $  134.5
  Sales for resale and other             20.5       31.5       27.1
                                        162.6      168.8      161.6
Operating expenses:
  Fuel and purchased power               56.0       57.4       54.1
  Operation and maintenance              46.0       45.6       42.5
  Depreciation, depletion and
    amortization                         19.6       19.5       19.1
  Taxes, other than income                7.1        7.6        7.1
                                        128.7      130.1      122.8

Operating income                    $    33.9  $    38.7   $   38.8

Retail sales (million kWh)            2,275.0    2,177.9    2,161.3
Sales for resale (million kWh)          784.6      898.2      930.3
Average cost of fuel and
  purchased power per kWh           $    .018  $    .018   $   .016


Natural Gas Distribution
                                         Years ended December 31,
                                         2002       2001       2000
Operating revenues:
  Sales                             $   182.5  $   251.3   $  229.2
  Transportation and other                4.1        4.1        3.9
                                        186.6      255.4      233.1
Operating expenses:
  Purchased natural gas sold            132.9      200.7      178.6
  Operation and maintenance              36.5       36.6       32.0
  Depreciation, depletion and
    amortization                          9.9        9.4        8.4
  Taxes, other than income                4.9        5.1        4.6
                                        184.2      251.8      223.6

Operating income                    $     2.4  $     3.6   $    9.5

Volumes (MMdk):
  Sales                                  39.6       36.5       36.6
  Transportation                         13.7       14.3       14.3
Total throughput                         53.3       50.8       50.9

Degree days (% of normal)              101.1%      94.5%     100.4%
Average cost of natural gas,
  including transportation
  thereon, per dk                   $    3.22  $    5.50   $   4.88


Utility Services

                                         Years ended December 31,
                                         2002       2001       2000

Operating revenues                  $   458.7  $   364.8   $  169.4

Operating expenses:
  Operation and maintenance             419.0      321.0      142.6
  Depreciation, depletion and
    amortization                          9.9        8.4        4.9
  Taxes, other than income               15.8       10.2        5.3
                                        444.7      339.6      152.8

Operating income                    $    14.0  $    25.2   $   16.6


Pipeline and Energy Services

                                         Years ended December 31,
                                         2002       2001       2000
Operating revenues:
  Pipeline                          $    95.3  $    87.1   $   77.4
  Energy services                        69.9      444.0      559.4
                                        165.2      531.1      636.8
Operating expenses:
  Purchased natural gas sold             58.3      433.5      548.3
  Operation and maintenance              47.3       47.1       39.1
  Depreciation, depletion and
    amortization                         14.8       14.3       15.3
  Taxes, other than income                5.7        5.8        5.3
                                        126.1      500.7      608.0

Operating income                    $    39.1  $    30.4   $   28.8

Transportation volumes (MMdk):
  Montana-Dakota                         33.3       34.1       30.6
  Other                                  66.6       63.1       56.2
                                         99.9       97.2       86.8

Gathering volumes (MMdk)                 72.7       61.1       41.7


Natural Gas and Oil Production

                                         Years ended December 31,
                                         2002       2001       2000
Operating revenues:
  Natural gas                       $   131.1  $   153.3   $   84.7
  Oil                                    44.9       50.2       43.4
  Other                                  27.6*       6.3       10.2
                                        203.6      209.8      138.3
Operating expenses:
  Purchased natural gas sold               .1        2.8        3.4
  Operation and maintenance              55.6       50.4       31.3
  Depreciation, depletion and
    amortization                         48.7       41.7       27.0
  Taxes, other than income               13.6       11.0       10.1
                                        118.0      105.9       71.8

Operating income                    $    85.6  $   103.9   $   66.5

Production:
  Natural gas (MMcf)                   48,239     40,591     29,222
  Oil (000's of barrels)                1,968      2,042      1,882

Average realized prices:
  Natural gas (per Mcf)             $    2.72  $    3.78   $   2.90
  Oil (per barrel)                  $   22.80  $   24.59   $  23.06
______________________________

 * Includes the effects of a nonrecurring compromise agreement of $27.4 million ($16.6 million after tax) in the first quarter of 2002.


Construction Materials and Mining

                                         Years ended December 31,
                                         2002       2001       2000
Operating revenues:
  Construction materials            $   962.3  $   794.6   $  597.7
  Coal                                    ---**     12.3**     33.7
                                        962.3      806.9      631.4
Operating expenses:
  Operation and maintenance             797.7      673.1      526.0
  Depreciation, depletion and
    amortization                         54.4       46.6       36.2
  Taxes, other than income               18.8       15.7       12.4
                                        870.9      735.4      574.6

Operating income                    $    91.4  $    71.5   $   56.8

Sales (000's):
  Aggregates (tons)                    35,078     27,565     18,315
  Asphalt (tons)                        7,272      6,228      3,310
  Ready-mixed concrete
    (cubic yards)                       2,902      2,542      1,696
  Coal (tons)                             ---**    1,171**    3,111
______________________________

** Coal operations were sold effective April 30, 2001.


Independent Power Production

                                         Years ended December 31,
                                         2002*      2001       2000

Operating revenues                  $     6.8  $     ---   $    ---

Operating expenses:
  Operation and maintenance               6.4        ---        ---
  Depreciation, depletion and
    amortization                           .7        ---        ---
                                          7.1        ---        ---

Operating loss                      $     (.3) $     ---   $    ---

Electricity produced and sold
  (million kWh)                          15.8        ---        ---
______________________________

* Reflects international operations for 2002 and domestic operations acquired in November 2002. The earnings from the Company's equity method investment in Brazil were included in other income - net.

   Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intercompany transactions between the pipeline and energy services segment and the natural gas distribution, utility services, construction materials and mining, natural gas and oil production and independent power production segments. The amounts relating to the elimination of intercompany transactions for operating revenues, purchased natural gas sold, and operation and maintenance expense are as follows: $114.3 million, $98.8 million and $15.5 million for 2002; $113.2 million, $107.7 million and $5.5 million for 2001; and $96.9 million, $96.0 million and $.9 million for 2000, respectively.

2002 compared to 2001

Electric

   Electric earnings decreased as a result of lower average realized sales for resale prices, which were 34 percent lower than last year, due to weaker demand in the sales for resale markets; the absence in 2002 of 2001 insurance recovery proceeds related to a 2000 outage at an electric generating station; and lower sales for resale volumes, which were 13 percent lower than last year. Partially offsetting the earnings decline were increased retail sales volumes, which were 4 percent higher than last year, primarily to residential, commercial and large industrial customers; decreased fuel and purchased power costs, largely lower demand charges resulting from the absence of a 2001 extended maintenance outage at an electric supplier's generating station; and increased retail sales prices, primarily demand revenue, which were partially offset by the North Dakota retail rate reduction. For further information on the North Dakota retail rate reduction, see Note 16 of Notes to Consolidated Financial Statements.

Natural Gas Distribution

   Earnings at the natural gas distribution business increased as a result of higher retail sales volumes, which were 8 percent higher than last year, largely the result of weather that was 9 percent colder than the prior year; increased return on natural gas storage, demand and prepaid commodity balances; increased retail sales prices, largely the result of rate increases in Minnesota, Montana and North Dakota; higher service and repair margins; and lower income taxes, largely the result of the reversal of certain tax contingency reserves. A reserve adjustment of $3.3 million (after tax) related to certain pipeline capacity charges partially offset the earnings increase. The pass-through of lower natural gas prices resulted in the decrease in sales revenues and purchased natural gas sold. For further information on the retail rate increases, see Note 16 of Notes to Consolidated Financial Statements.

Utility Services

   Utility services earnings decreased as a result of lower line construction margins in the Rocky Mountain region related primarily to decreased fiber optic construction work; lower construction margins in the Central region due to decreased inside electrical work; the write-off of certain receivables and restructuring of the engineering function of approximately $5.2 million (after tax); and decreased equipment sales and margins. Partially offsetting the earnings decline were increased workloads in the Southwest and Northwest regions, the discontinuance of the amortization of goodwill in 2002 ($1.4 million after tax in 2001), and decreased interest expense, primarily due to lower debt balances. The increase in revenues and the related increase in operation and maintenance expense resulted largely from businesses acquired since the comparable period last year.

Pipeline and Energy Services

   Earnings at the pipeline and energy services business increased as a result of higher gathering revenues, largely increased gathering volumes, which were 19 percent higher than last year, at higher average rates, and higher stand-by fees; increased volumes transported on-system and off-system, at slightly higher average rates; and higher storage revenues. Also contributing to the earnings improvement were lower corporate development costs and the absence in 2002 of a 2001 write-off of an investment in a software development company of $699,000 (after tax). Partially offsetting the earnings increase were the net effects of the sale of certain smaller nonstrategic properties in 2001 along with higher operation and maintenance expense and higher depreciation, depletion and amortization expense, a result of the gathering system expansion to accommodate increasing natural gas volumes. The $374.1 million decrease in energy services revenue and the related decrease in purchased natural gas sold were due primarily to decreased energy marketing volumes resulting from the sale of the vast majority of the Company's energy marketing operations in the third quarter of 2001.

Natural Gas and Oil Production

   Natural gas and oil production earnings decreased largely due to lower realized natural gas and oil prices, which were 28 percent and 7 percent lower than last year, respectively, along with lower oil production of 4 percent; partially offset by higher natural gas production of 19 percent, largely from operated properties in the Rocky Mountain area. Also adding to the earnings decline were increased depreciation, depletion and amortization expense due to higher natural gas production volumes and higher rates; increased operation and maintenance expense, mainly higher lease operating expenses resulting from the expansion of coalbed natural gas production; and lower sales volumes of inventoried natural gas. Partially offsetting the earnings decline were the effects of the nonrecurring compromise agreement of $27.4 million ($16.6 million after tax), included in operating revenues, as discussed in Note 17 of Notes to Consolidated Financial Statements. Hedging activities for natural gas and oil production for 2002 resulted in realized prices that were 107 percent and 98 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

   Earnings for the construction materials and mining business increased as a result of earnings from businesses acquired since the comparable period last year; higher aggregate, asphalt and cement sales volumes; increased construction revenues, largely the result of several large projects mainly in California and Oregon; and lower asphalt costs. Partially offsetting the increase in earnings were the one-time gain in 2001 from the sale of the Company's coal operations of $10.3 million ($6.2 million after tax, including final settlement cost adjustments), included in other income - net, as discussed in Note 12 of Notes to Consolidated Financial Statements, as well as earnings from four months of coal operations included in 2001 earnings. Higher selling, general and administrative costs, mainly due to higher computer support, insurance and payroll costs; and higher depreciation, depletion and amortization expense due to higher sales volumes, partially offset by the discontinuance of the amortization of goodwill in 2002 ($1.7 million after tax in 2001), also added to the partial offset in earnings.

Independent Power Production

   Earnings at the independent power production segment totaled $959,000. The majority of these earnings came from the newly acquired 213-megawatt natural gas-fired electric generating facilities in Colorado. The Brazilian operations also contributed to earnings. The Company's 49 percent share of the gain of $13.6 million (after tax) from an embedded derivative in the electric power contract and margins at the Brazil facilities were largely offset by the Company's 49 percent share of the foreign currency losses of $9.4 million (after tax) resulting from devaluation of the Brazilian real and net interest expense of $3.6 million (after tax).

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

Pipeline and Energy Services

   Earnings at the pipeline and energy services business increased due to higher transportation and gathering volumes at higher average rates at the pipeline. The absence in 2001 of an asset impairment recognized in 2000 in the amount of $3.9 million after tax at one of the Company's energy services companies and the net effect of the sale in 2001 of certain smaller nonstrategic properties at the pipeline also added to the earnings increase.
In addition, higher natural gas sales margins at energy services added to the earnings increase. Partially offsetting the earnings increase were the absence in 2001 of a 2000 $6.7 million after-tax reserve revenue adjustment and resulting increase to income relating to certain regulatory proceedings, prior to the proceeding filed in 1999, and higher operation and maintenance expense. The write-off of an investment in a software development company of $699,000 (after tax) and expenses incurred for corporate development costs also partially offset the earnings increase. The higher operation and maintenance expense was due primarily to increased compressor-related expenses in connection with the expansion of the gathering systems. The decrease in energy services revenue and the related decrease in purchased natural gas sold resulted from decreased energy marketing sales volumes at certain energy services operations that were sold in 2001.

Natural Gas and Oil Production

   Natural gas and oil production earnings increased largely due to higher natural gas and oil production of 39 percent and 9 percent since last year, respectively, combined with increased realized natural gas and oil prices, which were 30 percent and 7 percent higher than last year, respectively. The higher production was largely the result of a natural gas property acquisition in April 2000 and the ongoing development of that property as well as existing properties. Also adding to the earnings increase was lower interest expense, a result of lower debt balances combined with lower average rates. Partially offsetting the earnings improvement were increased operation and maintenance expense, mainly higher lease operating expenses and higher general and administrative costs. Increased depreciation, depletion and amortization expense due to higher production volumes and higher rates, and lower sales volumes of inventoried natural gas also partially offset the earnings increase. Hedging activities for natural gas and oil production for 2001 resulted in realized prices that were 101 percent and 104 percent, respectively, of what otherwise would have been received.

Construction Materials and Mining

   Earnings for the construction materials and mining business increased largely due to earnings from businesses acquired since the comparable period last year and increases at existing asphalt, aggregate, cement and ready-mixed concrete construction materials operations. Also adding to the earnings increase was a one-time gain from the sale of the coal operations of $10.3 million ($6.2 million after tax, including final settlement cost adjustments), included in other income - net, as discussed in Note 12 of Notes to Consolidated Financial Statements, partially offset by lower coal sales volumes due primarily to four months of operations in 2001 compared to 12 months in 2000. Also partially offsetting the earnings increase were lower construction margins, largely resulting from increased competition and less available work, and the absence in 2001 of a 2000 gain of $1.2 million after tax on the sale of a nonstrategic property. Increased interest expense due to higher acquisition-related borrowings; higher depreciation, depletion and amortization expense due to increased plant balances; and higher selling, general and administrative costs also partially offset the earnings improvement.

Risk Factors and Cautionary Statements that May Affect Future
Results

   The Company is including the following factors and cautionary statements in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Prospective Information. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these factors and cautionary statements.

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

   Any forward-looking statement contained in this document speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

   Following are some specific factors that should be considered for a better understanding of the Company's financial condition. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

The recent events leading to the current adverse economic environment may have a general negative impact on the Company's future revenues.

   In response to the occurrence of several recent events, including the September 11, 2001, terrorist attack on the United States, the ongoing war against terrorism by the United States and the bankruptcy of several large energy and telecommunications companies, the financial markets have been disrupted. An adverse economy could negatively affect the level of governmental expenditures on public projects and the timing of these projects that, in turn, would negatively affect the demand for the Company's products and services.

   Innovatum, Inc. (Innovatum), an indirect wholly owned subsidiary of the Company specializing in cable and pipeline magnetization and locating, is subject to the economic conditions within the telecommunications and energy industries. Innovatum could face a future goodwill impairment if there is a continued downturn in these sectors. At December 31, 2002, the goodwill amount at Innovatum was approximately $8.3 million. The determination of whether an impairment will occur is dependent on a number of factors, including the level of spending in the telecommunications and energy industries, the rapid changes in technology, competitors and potential new customers.

The Company's natural gas and oil production business is dependent on factors including commodity prices that cannot be predicted or controlled.

   These factors include price fluctuations in natural gas and crude oil prices; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells.

The Company's operations are weather sensitive.

   The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities and affect the ability to perform services at the utility services and construction materials and mining businesses. The Company cannot predict future weather conditions and as a result, adverse weather conditions could negatively affect the Company's operations and financial conditions.

The Company is subject to extensive environmental laws and regulations that may increase its costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.

   The Company is subject to extensive environmental laws and regulations affecting many aspects of its present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating, and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions and coalbed natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation that may arise.

   There are no assurances that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to the Company. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material effect on the Company's results of operations.

   Fidelity has been named as a defendant in several lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. Fidelity believes the ultimate outcome of these actions would not have a material effect on its existing coalbed natural gas operations. However, if the plaintiffs are successful, which Fidelity does not currently anticipate, the ultimate outcome of the actions could have a material effect on Fidelity's future development of its coalbed natural gas properties.

The Company is subject to extensive government regulations that may have a negative impact on its business and its results of operations.

   The Company is subject to regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return, financings, industry rate structures, recovery of purchased power and purchased gas costs. These governmental regulations significantly influence the Company's operating environment and may affect its ability to recover costs from its customers. The Company is required to have numerous permits, approvals and certificates from the agencies that regulate its business. The Company believes the necessary permits, approvals and certificates have been obtained for existing operations and that the Company's business is conducted in accordance with applicable laws; however, the Company is unable to predict the impact on operating results from the future regulatory activities of any of these agencies.

   Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company's results of operations.

The Company is dependent on its ability to successfully access capital markets. Inability to access capital may limit its ability to execute business plans, pursue improvements or make acquisitions that it may otherwise rely on for future growth.

   The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from its operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of its credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

  - A severe economic downturn
  - The bankruptcy of unrelated companies in the same line of business
  - Capital market conditions generally
  - Commodity prices
  - Terrorist attacks
  - Global events

There are risks involved with the growth strategies of the Company's independent power production business.

   The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, competition, inability to obtain required governmental permits and approvals and inability to negotiate acceptable acquisition, construction, fuel supply or other material agreements, as well as the risk of performance below expected levels of output or efficiency.

   The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending. The Company purchased plant equipment and obtained all permits necessary to begin construction. NorthWestern Energy terminated the power purchase agreement for the energy from this plant in July 2002; however, the Company is pursuing other markets for the energy and is studying its options regarding this project. The Company has suspended construction activities except for those items of a critical nature. At December 31, 2002, the Company's investment in this project was approximately $23.1 million. If it is not economically feasible for the Company to construct and operate this facility or if alternate markets cannot be identified, an asset impairment may occur.

The value of the Company's investment in foreign operations may diminish due to political, regulatory and economic conditions and changes in currency rates in countries where the Company does business.

   The Company is subject to political, regulatory and economic conditions and changes in currency rates in foreign countries where the Company does business. Significant changes in the political, regulatory or economic environment in these countries could negatively affect the value of the Company's investments located in these countries. Also, since the Company is unable to predict the fluctuations in the foreign currency exchange rates, these fluctuations may have an adverse impact on the Company's results of operations.

   The Company's 49 percent equity method investment in a 200-megawatt natural gas-fired electric generation project in Brazil includes a power purchase agreement that contains an embedded derivative. This embedded derivative derives its value from an annual adjustment factor that largely indexes the contract capacity payments to the U.S. dollar. In addition, from time to time, other derivative instruments may be utilized. The valuation of these financial instruments, including the embedded derivative, can involve judgments, uncertainties and the use of estimates. As a result, changes in the underlying assumptions could affect the reported fair value of these instruments. These instruments could recognize financial losses as a result of volatility in the underlying fair values, or if a counterparty fails to perform.

Competition is increasing in all of the Company's businesses.

   All of the Company's business segments are subject to increased competition. The independent power industry includes numerous strong and capable competitors, many of which have extensive experience in the operation, acquisition and development of power generation facilities. Utility services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties.

Other important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in forward-looking statements include:

  - Acquisition and disposal of assets or facilities
  - Changes in operation and construction of plant facilities
  - Changes in present or prospective generation
  - Changes in anticipated tourism levels
  - The availability of economic expansion or development opportunities
  - Population growth rates and demographic patterns
  - Market demand for energy from plants or facilities
  - Changes in tax rates or policies
  - Unanticipated project delays or changes in project costs
  - Unanticipated changes in operating expenses or capital expenditures
  - Labor negotiations or disputes
  - Inflation rates
  - Inability of the various counterparties to meet their contractual obligations
  - Changes in accounting principles and/or the application of such principles to the Company
  - Changes in technology and legal proceedings
  - The ability to effectively integrate the operations of acquired companies

Prospective Information

   The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company and its subsidiaries over the next few years and other matters for each of the Company's seven business segments. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results. Changes in such assumptions and factors could cause actual future results to differ materially from targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- 2003 earnings per share, diluted, before the cumulative effect of an accounting change required by the implementation of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) in the first quarter of 2003, are projected in the range of $1.80 to $2.05.

- The Company expects the percentage of 2003 earnings per share before the cumulative effect of an accounting change by quarter to be in the following approximate ranges:

  -  First Quarter:  5 percent to 10 percent
  -  Second Quarter: 20 percent to 25 percent
  -  Third Quarter:  40 percent to 45 percent
  -  Fourth Quarter: 25 percent to 30 percent

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

- A 40-megawatt natural gas-fired peaking unit is scheduled to be constructed for operation by June 1, 2003. This project is expected to be recovered in rates and will be used to meet the utility's need for additional generating capacity.

- Pending regulatory approval, Montana-Dakota plans to purchase energy from a 20-megawatt wind energy farm in North Dakota. Rate recovery is expected.

- Montana-Dakota is working with the state of North Dakota to determine the feasibility of constructing a 500-megawatt lignite-fired power plant in western North Dakota. In December 2002, Montana-Dakota confirmed its intent to continue the study, however, Montana-Dakota is also in the process of obtaining approval to include a 250-megawatt plant option within the study. The next preliminary decision is expected in late 2003.

Natural gas distribution

- Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. As franchises expire, Montana-Dakota and Great Plains may face increasing competition in their service areas. Montana-Dakota and Great Plains intend to protect their service areas and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

- Annual natural gas throughput for 2003 is expected to be approximately 50 million decatherms.

- Montana-Dakota or Great Plains have filed applications with state regulatory authorities in three states (Minnesota, Montana and South Dakota) seeking increases in natural gas retail rates that are in the range of 5.8 percent to 6.9 percent above current rates. While Montana-Dakota and Great Plains believe that they should be authorized to increase retail rates in the respective amounts requested, there is no assurance that the increases ultimately allowed will be for the full amounts requested in each jurisdiction. For further information on the natural gas rate increase applications, see Note 16 of Notes to Consolidated Financial Statements.

Utility services

- Revenues for this segment are expected to be in the range of $450 million to $500 million in 2003. This segment anticipates margins in 2003 to increase over 2002 levels.

Pipeline and energy services

- In 2003, natural gas throughput from this segment, including both transportation and gathering, is expected to increase slightly over the 2002 record level throughput.

- A 247-mile pipeline to transport additional natural gas to market and enhance the use of this segment's storage facilities is currently under regulatory review. Depending upon the timing of receiving the necessary regulatory approval, completion of construction could occur in late 2003.

- Innovatum could face a future goodwill impairment based on certain economic conditions, as previously discussed in Risk
  Factors and Cautionary Statements that May Affect Future Results.

Natural gas and oil production

- In 2003, this segment expects a combined natural gas and oil production increase in excess of 20 percent over 2002 record levels.

- This segment expects to drill in excess of 400 wells in 2003.

- This segment had approximately 300 wells related to its coalbed natural gas development in the Powder River Basin in Montana and Wyoming that were not producing natural gas at December 31, 2002. A large number of these wells are expected to begin producing natural gas in 2003.

- Natural gas prices in the Rocky Mountain region for February through December 2003 reflected in the Company's 2003 earnings guidance are in the range of $2.50 to $3.00 per Mcf. The Company's estimates for natural gas prices on the NYMEX for February through December 2003 reflected in the Company's 2003 earnings guidance are in the range of $3.00 to $3.50 per Mcf. During 2002, more than half of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for January through December 2003 reflected in the Company's 2003 earnings guidance are in the range of $20 to $25 per barrel.

- This segment has hedged a portion of its 2003 production primarily using collars that establish both a floor and a cap. The Company has entered into agreements representing approximately 40 percent to 45 percent of 2003 estimated annual natural gas production. The agreements are at various indices and range from a low CIG index of $2.94 to a high Ventura index of $4.76 per Mcf.

- The Company has hedged a portion of its 2003 oil production. The Company has entered into agreements at NYMEX prices with floors of $24.50 and caps as high as $28.12 per barrel, representing approximately 30 percent to 35 percent of 2003 estimated annual oil production.

- Fidelity has been named as a defendant in several lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming, as previously discussed in Risk Factors and Cautionary Statements that May Affect Future Results.

Construction materials and mining

- Excluding the effects of potential future acquisitions, aggregate, asphalt and ready-mixed concrete volumes are expected to remain at or near the record levels achieved in 2002.

- Revenues for this segment in 2003 are expected to be unchanged from 2002 record levels.

Independent power production

- Earnings projections for 2003 for the independent power production segment include the estimated results from the previously mentioned wind-powered electric generation facility and the 2002 acquisition of generating facilities in Colorado, as well as earnings from the 200-megawatt natural gas-fired generation project in Brazil. Earnings from this segment are expected to be in the range of $12 million to $17 million in 2003.

- On January 31, 2003, this segment purchased a 66.6-megawatt
  Mountain View wind-powered electric generating facility. The project sells all of its output under a long-term contract with the California Department of Water Resources.

- The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending as previously discussed in Risk Factors and Cautionary Statements that May
  Affect Future Results.

New Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 143. The adoption of SFAS No. 143 is expected to result in a one-time cumulative effect after-tax charge to earnings in the range of $7.0 million to $10.0 million and is also estimated to reduce 2003 earnings before the cumulative effect charge by approximately $1.6 million to $2.1 million. In addition, a regulatory asset that is approximated to be less than $1.0 million will be recognized for the transition amount that is expected to be recovered in rates over time. The Company intends to record the cumulative charge and regulatory asset in the first quarter of 2003.

   In April 2002, the FASB approved Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). The Company believes the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

   In June 2002, the FASB approved Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have a material effect on the Company's financial position or results of operations.

   In September 2002, the Emerging Issues Task Force (EITF) issued consensus in EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets" (EITF No. 02-13). EITF No. 02-13 did not have a material effect on the Company's goodwill impairment testing.

   In October 2002, the EITF issued consensus in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-3). The adoption of EITF No. 02-3 did not have a material effect on the Company's financial position or results of operations.

   In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation No. 45). The Company will apply the initial recognition and initial measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002.

   In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). The Company had adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

   For further information on SFAS No. 143, SFAS No. 145, SFAS
No. 146, EITF No. 02-13, EITF No. 02-3, Interpretation No. 45 and
SFAS No. 148, see Note 1 of Notes to Consolidated Financial
Statements.

Critical Accounting Policies

   The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States of America, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The Company's significant accounting policies are discussed in
Note 1 of Notes to Consolidated Financial Statements. The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies include:

Impairment of long-lived assets and intangibles

   The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles." Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

Impairment testing of natural gas and oil properties

   The Company uses the full-cost method of accounting for its natural gas and oil production activities as discussed in Note 1 of Notes to Consolidated Financial Statements. The full-cost method of accounting requires judgments and assumptions to be made when estimating and valuing reserves using specific point in time natural gas and oil prices. Sustained downward movements in natural gas and oil prices and changes in estimates of reserve quantities could result in a future write-down of the Company's natural gas and oil properties.

Revenue recognition

   Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is probable. The Company's revenue recognition policy is discussed in Note 1 of Notes to Consolidated Financial Statements. The recognition of revenue in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of revenue. Estimates related to the recognition of revenue include the accumulated provision for revenues subject to refund, natural gas and oil revenues and costs on construction contracts under the percentage-of-completion method. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Derivatives

   Certain subsidiaries of the Company have cash flow hedging instruments comprised of natural gas price swap and natural gas and oil collar agreements and a foreign currency collar agreement that has not been designated as a hedge. The fair values of the natural gas price swap and natural gas and oil collar agreements and the foreign currency collar agreement have been recorded on the Company's balance sheet. The objective for holding the natural gas price swap and natural gas and oil collar agreements is to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the Company's forecasted sale of natural gas and oil production. The objective for holding the foreign currency collar agreement is to manage a portion of the Company's foreign currency risk. For more information on the Company's derivative instruments, see Note 5 of Notes to Consolidated Financial Statements. Material changes to the Company's results of operations could occur if the hedging instrument is not highly effective in achieving offsetting cash flows attributable to the hedged risk or due to fluctuations in foreign currency exchange rates. The fair value of the derivative instruments is based on valuations determined by the counterparties. Changes in counterparty valuation assumptions and estimates could cause a material effect on the Company's financial position or results of operations.

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

Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as impairment testing of long-lived assets, goodwill and natural gas and oil properties; fair values of acquired assets and liabilities under the purchase method of accounting; natural gas and oil reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; the valuation of stock-based compensation; and the fair value of an embedded derivative in a power purchase agreement related to an equity method investment in Brazil as discussed in Note 2 of Notes to Consolidated Financial Statements. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Liquidity and Capital Commitments

Cash flows

Operating activities --

   Cash flows provided by operating activities in 2002 decreased $22.2 million compared to 2001, largely the result of a decrease in cash from working capital items of $58.4 million. Higher depreciation, depletion and amortization expense of $18.0 million, resulting largely from increased property, plant and equipment balances, along with an increase in other noncurrent changes of $15.7 million partially offset the decrease in cash flows from operating activities.

   In 2001, cash flows from operating activities increased $141.6 million compared to 2000, primarily due to an increase in net income of $44.8 million, and higher depreciation, depletion and amortization expense of $29.0 million, largely the result of increased acquisition-related property, plant and equipment balances. Also adding to the increase in operating cash flows was the increase in cash from changes in working capital items of $95.9 million.

Investing activities --

   Cash flows used in investing activities in 2002 increased $6.2 million compared to 2001, the result of an increase in net capital expenditures (capital expenditures, acquisitions, net of cash acquired, and net proceeds from the sale or disposition of property) of $22.6 million and an increase in investments of $7.4 million, partially offset by a decrease in notes receivable of $23.8 million. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $47.2 million and $57.4 million for the years ended December 31, 2002 and 2001, respectively.

   In 2001, cash flows used in investing activities decreased $49.0 million compared to 2000, primarily the result of a decrease in net capital expenditures of $67.2 million, partially offset by an increase in notes receivable of $18.8 million. Net capital expenditures exclude the following noncash transactions related to acquisitions: issuance of the Company's equity securities in 2001 and 2000 and the conversion of a note receivable to purchase consideration in 2000.

Financing activities --

   Cash flows provided by financing activities in 2002 increased $48.8 million compared to 2001, primarily the result of the decrease of the repayment of long-term debt of $32.5 million and the net increase of short-term borrowings of $28.0 million, partially offset by the decrease in proceeds from issuance of common stock of $12.0 million.

   In 2001, financing activities resulted in a decrease in cash flows of $144.3 million compared to 2000. This decrease was largely due to the increase of the repayment of long-term debt of $85.7 million, and the decrease of the issuance of long-term debt of $69.9 million. Partially offsetting the decrease was an increase in proceeds from issuance of common stock of $19.9 million.

Defined benefit pension plans

   The Company has qualified noncontributory defined benefit pension plans (Pension Plans). Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the Pension Plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. During the year ended December 31, 2002, the market value of plan assets was negatively affected by persistent declines in the equity markets. At December 31, 2002, certain noncontributory defined benefit pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $4.9 million. Pretax pension income reflected in the years ended December 31, 2002, 2001 and 2000, was $2.4 million, $4.4 million and $4.4 million, respectively. The change in pension income for the year ended December 31, 2003, is not expected to significantly affect earnings as a result of the impact of recent declines in the market value of Pension Plan assets. For further information on the Company's Pension Plans, see Note 14 of Notes to Consolidated Financial Statements.

Capital expenditures

   The Company's capital expenditures (in millions) for 2000 through 2002 and as anticipated for 2003 through 2005 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term debt and preferred stock.

        Actual                                             Estimated*
  2000    2001    2002  Capital expenditures:         2003    2004    2005
$ 15.8  $ 14.4  $ 27.8   Electric                   $ 32.7  $ 21.5  $ 26.8
  21.3    14.7    11.0   Natural gas distribution     15.2    13.0    12.8
  42.6    70.2    17.3   Utility services             10.5    10.4    11.2
                         Pipeline and energy
  69.0    51.0    21.5     services                   72.5    21.9    19.2
                         Natural gas and oil
 173.5   118.7   136.4     production                123.0   112.1   107.1
                         Construction materials
 218.7   170.6   106.9     and mining                 48.6    52.9    49.1
                         Independent power
   ---     ---    95.7     production                166.1     1.1     1.1
 540.9   439.6   416.6                               468.6   232.9   227.3
                         Net proceeds from sale or
 (11.0)  (51.6)  (16.2)    disposition of property    (4.9)    (.8)   (1.1)
 529.9   388.0   400.4   Net capital expenditures    463.7   232.1   226.2

                         Retirement of long-term
  29.4   115.2    82.6     debt and preferred stock   22.2   173.9    70.4
$559.3  $503.2  $483.0                              $485.9  $406.0  $296.6
_________________________

*The estimated 2003 through 2005 capital expenditures reflected in the above table exclude potential future acquisitions other than the previously disclosed purchase of a 66.6-megawatt wind-powered electric generation facility. The Company continues to evaluate potential future acquisitions; however, these acquisitions are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the above estimates.

   Capital expenditures for 2002, 2001 and 2000, related to acquisitions, in the preceding table include the following noncash transactions: issuance of the Company's equity securities of $47.2 million in 2002; issuance of the Company's equity securities of $57.4 million in 2001; and issuance of the Company's equity securities and the conversion of a note receivable to purchase consideration of $132.1 million in 2000.

   In 2002, the Company acquired a number of businesses, none of which was individually material, including utility services companies in California and Ohio, construction materials and mining businesses in Minnesota and Montana, an energy development company in Montana and natural gas-fired electric generation facilities in Colorado. The total purchase consideration for these businesses, consisting of the Company's common stock and cash, was $139.8 million.

   The 2002 capital expenditures, including those for the previously mentioned acquisitions, and retirements of long-term debt and preferred stock, were met from internal sources, the issuance of long-term debt and the Company's equity securities. Capital expenditures for the years 2003 through 2005 include those for system upgrades, including a 40-megawatt natural gas-fired peaking unit, as previously discussed; routine replacements; service extensions; routine equipment maintenance and replacements; land and building improvements; pipeline and gathering expansion projects, including a 247-mile pipeline, as previously discussed; the further enhancement of natural gas and oil production and reserve growth; power generation opportunities, including the acquisition of a 66.6-megawatt wind-powered electric generation facility and construction of a 113-megawatt coal-fired electric generation station, both as previously discussed; and for other growth opportunities. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures and retirements of long-term debt and preferred stock for the years 2003 through 2005 will be met from various sources. These sources include internally generated funds, commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below, and through the issuance of long-term debt and the Company's equity securities.

Capital resources

   Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2002.

MDU Resources Group, Inc.

   The Company has unsecured short-term bank lines of credit from several banks totaling $46 million and a revolving credit agreement with various banks totaling $50 million at December 31, 2002. The bank lines of credit provide for commitment fees at varying rates and there were no amounts outstanding under the bank lines of credit or the credit agreement at December 31, 2002. The bank lines of credit and the credit agreement support the Company's $75 million commercial paper program. Under the Company's commercial paper program, $58.0 million was outstanding at December 31, 2002, of which $8.0 million was classified as short-term borrowings and $50.0 million was classified as long-term debt. The commercial paper borrowings classified as short term are supported by the short-term bank lines of credit. The commercial paper borrowings classified as long-term debt are intended to be refinanced on a long-term basis through continued Company commercial paper borrowings supported by the credit agreement, which allows for subsequent borrowings up to a term of one year. The Company intends to renew or replace the existing credit agreement, which expires December 30, 2003.

   The Company's goal is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. If the Company were to experience a minor downgrade of its credit rating, it would not anticipate any change in its ability to access the capital markets. However, in such event, the Company would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If the Company were to experience a significant downgrade of its credit ratings, which it does not currently anticipate, it may need to borrow under its credit agreement and/or bank lines of credit.

   To the extent the Company needs to borrow under its credit agreement and/or its bank lines of credit, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $87,000 (after tax) based on December 31, 2002, variable rate borrowings. Based on the Company's overall interest rate exposure at December 31, 2002, this change would not have a material effect on the Company's results of operations or cash flows.

   On an annual basis, the Company negotiates the placement of its credit agreement and bank lines of credit that provide credit support to access the capital markets. In the event the Company was unable to successfully negotiate the credit agreement and/or the bank lines of credit, or in the event the fees on such facilities became too expensive, which it does not currently anticipate, the Company would seek alternative funding. One source of alternative funding might involve the securitization of certain Company assets.

   In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at December 31, 2002. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

   Currently, there are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

   The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of December 31, 2002, the Company could have issued approximately $327 million of additional first mortgage bonds.

   The Company's coverage of fixed charges including preferred dividends was 4.8 times and 5.3 times for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company's first mortgage bond interest coverage was 7.7 times and
8.5 times for the years ended December 31, 2002 and 2001, respectively. Common stockholders' equity as a percent of total capitalization was 60 percent and 58 percent at December 31, 2002 and 2001, respectively.

Centennial Energy Holdings, Inc.

   Centennial has a revolving credit agreement with various banks that supports $305 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreement at December 31, 2002. Under the Centennial commercial paper program, $101.9 million was outstanding at December 31, 2002. The Centennial commercial paper borrowings are classified as long term as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 26, 2003.

   Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $360.6 million was outstanding at December 31, 2002. On January 17, 2003, Centennial borrowed an additional $39.0 million under the terms of this agreement. The $39.0 million in proceeds was used to pay down Centennial commercial paper program borrowings. In the future, Centennial intends to pursue other financing arrangements, including private and/or public financing.

   Centennial's goal is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. If Centennial were to experience a minor downgrade of its credit rating, it would not anticipate any change in its ability to access the capital markets. However, in such event, Centennial would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If Centennial were to experience a significant downgrade of its credit ratings, which it does not currently anticipate, it may need to borrow under its committed bank lines.

   To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $153,000 (after tax) based on December 31, 2002, variable rate borrowings. Based on Centennial's overall interest rate exposure at December 31, 2002, this change would not have a material effect on the Company's results of operations or cash flows.

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

   In order to borrow under Centennial's credit agreement and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at December 31, 2002. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

   The Centennial credit agreement and the Centennial uncommitted long-term master shelf agreement contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the Centennial credit agreement and the Centennial uncommitted long-term master shelf agreement will be in default. The Centennial credit agreement, the Centennial uncommitted long-term master shelf agreement and Centennial's practice limit the amount of subsidiary indebtedness.

International operations

   A subsidiary of the Company, that has an investment in electric generating facilities in Brazil, has a short-term credit agreement that allows for borrowings of up to $25 million. Under this agreement, $12.0 million was outstanding at December 31, 2002. This subsidiary intends to renew this credit agreement, which expires June 30, 2003. Centennial has guaranteed this short-term credit agreement.

   In order to borrow under the credit facility, the subsidiary must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on sale of assets and limitation on loans and investments. This subsidiary was in compliance with these covenants and met the required conditions at December 31, 2002. In the event this subsidiary does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Williston Basin Interstate Pipeline Company

   Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $30.0 million was outstanding at December 31, 2002.

   In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at December 31, 2002. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Contractual obligations and commercial commitments

   For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Notes 8 and 17 of Notes to Consolidated Financial Statements.  At
December 31, 2002, the Company's commitments under these obligations were as follows:

                                                           There-
                    2003    2004    2005    2006    2007   after     Total
                                (In millions)

Long-term debt    $ 22.1  $173.8  $ 70.3  $100.2  $105.4  $369.8  $  841.6
Operating leases    19.3    14.3    11.2     7.8     4.3    21.3      78.2
Purchase
  commitments      171.3    55.4    43.1    37.0    27.6   130.4     464.8

                  $212.7  $243.5  $124.6  $145.0  $137.3  $521.5  $1,384.6

   Certain subsidiaries of the Company have financial guarantees outstanding at December 31, 2002. These guarantees as of December 31, 2002, are approximately $47.6 million, of which approximately $24.9 million pertain to Centennial's guarantee of certain obligations in connection with the natural gas-fired electric generation station in Brazil. For more information on these guarantees, see Notes 2 and 17 of Notes to Consolidated Financial Statements. As of December 31, 2002, with respect to these guarantees, there was approximately $43.2 million outstanding through 2003, $1.4 million outstanding through 2004 and $3.0 million outstanding thereafter. These guarantees are not reflected in the consolidated financial statements.

   As of December 31, 2002, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $200 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries, entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. A large portion of these contingent commitments expire in 2003, however Centennial will likely continue to enter into surety bonds for its subsidiaries in the future.

Approval of audit and nonaudit services

   During the fourth quarter of 2002, the Company's Audit Committee pre-approved certain audit services relating to comfort letters and consents in connection with registration statements and other SEC required filings and audit reviews in connection with such filings, audit reviews in connection with business combinations, and additional audit services required in connection with quarterly reviews and annual audits. The Audit Committee also approved certain nonaudit services, relating to tax services in connection with domestic and international operations, and training on accounting and SEC compliance.

Effects of Inflation

   Inflation did not have a significant effect on the Company's operations in 2002, 2001 or 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

   The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The Company's policy prohibits the use of derivative instruments for speculating to take advantage of market trends and conditions and the Company has procedures in place to monitor compliance with its policies. The Company is exposed to credit-related losses in relation to derivative instruments in the event of nonperformance by counterparties. The Company's policy requires settlement of natural gas and oil price derivative instruments monthly, and that all interest rate derivative transactions must be settled over a period that will not exceed 90 days, and that any foreign currency derivative transaction settlement periods may not exceed a 12-month period. The Company has policies and procedures that management believes minimize credit-risk exposure. These policies and procedures include an evaluation of potential counterparties' credit ratings and credit exposure limitations. Accordingly, the Company does not anticipate any material effect to its financial position or results of operations as a result of nonperformance by counterparties.

   In the event a derivative instrument being accounted for as a cash flow hedge does not qualify for hedge accounting because it is no longer highly effective in offsetting changes in cash flows of a hedged item; or if the derivative instrument expires or is sold, terminated or exercised; or if management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate, hedge accounting will be discontinued, and the derivative instrument would continue to be carried at fair value with changes in its fair value recognized in earnings. In these circumstances, the net gain or loss at the time of discontinuance of hedge accounting would remain in other accumulated comprehensive income (loss) until the period or periods during which the hedged forecasted transaction affects earnings, at which time the net gain or loss would be reclassified into earnings. In the event a cash flow hedge is discontinued because it is unlikely that a forecasted transaction will occur, the derivative instrument would continue to be carried on the balance sheet at its fair value, and gains and losses that had accumulated in other comprehensive income (loss) would be recognized immediately in earnings. In the event of a sale, termination or extinguishment of a foreign currency derivative, the resulting gain or loss would be recognized immediately in earnings. The Company's policy requires approval to terminate a derivative instrument prior to its original maturity.

Commodity price risk --

   A subsidiary of the Company utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the subsidiary's forecasted sales of natural gas and oil production. Each of the natural gas and oil price swap and collar agreements were designated as a hedge of the forecasted sale of natural gas and oil production.

   On an ongoing basis, the balance sheet is adjusted to reflect the current fair market value of the swap and collar agreements. The related gains or losses on these agreements are recorded in common stockholders' equity as a component of other comprehensive income (loss). At the date the underlying transaction occurs, the amounts accumulated in other comprehensive income (loss) are reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in earnings.

   The following table summarizes hedge agreements entered into by a wholly owned subsidiary of the Company, as of December 31, 2002. These agreements call for the subsidiary to receive fixed prices and pay variable prices.

                     (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2003                $    3.96        1,186         $(731)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2003                $3.33/$3.89     22,365       $(6,256)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreements
    maturing in 2003      $24.50/$27.62       639         $(457)


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


Interest rate risk --

   The Company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. The Company has also historically used interest rate swap agreements to manage a portion of the Company's interest rate risk and may take advantage of such agreements in the future to minimize such risk. As of December 31, 2002, the Company also has outstanding 13,000 shares of 5.10% Series preferred stock subject to mandatory redemption. The Company is obligated to make annual sinking fund contributions to retire the preferred stock and pay cumulative preferred dividends at a fixed rate of 5.10 percent.

   The following table shows the amount of debt, including current portion, and related weighted average interest rates, both by expected maturity dates as well as the aggregate annual sinking fund amount applicable to preferred stock subject to mandatory redemption and the related dividend rate, as of December 31, 2002. Weighted average variable rates are based on forward rates as of December 31, 2002.

                                                         There-         Fair
                        2003   2004  2005   2006   2007  after  Total  Value
                                  (Dollars in millions)

Long-term debt:
  Fixed rate           $22.1 $ 21.9 $70.3 $100.2 $105.4 $369.8 $689.7 $742.7
  Weighted average
    interest rate        7.4%   6.6%  8.0%   6.5%   8.2%   6.6%   7.0%     -

  Variable rate            - $151.9     -      -      -      - $151.9 $145.4
  Weighted average
    interest rate          -    1.5%    -      -      -      -    1.5%     -

Preferred stock
  subject to mandatory
  redemption           $  .1 $   .1 $  .1 $   .1 $   .1 $   .8 $  1.3 $  1.2
Dividend rate            5.1%   5.1%  5.1%   5.1%   5.1%   5.1%   5.1%     -

   For further information on derivative instruments and fair value of other financial instruments, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

Foreign currency risk --

   A subsidiary of the Company has a 49 percent equity investment in a 200-megawatt natural gas-fired electric generation project (Project) in Brazil, which has a portion of its borrowings and payables denominated in U.S. dollars. The subsidiary has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. dollar and the Brazilian real.
The functional currency for the Project is the Brazilian real.
For further information on this investment, see Note 2 of Notes to Consolidated Financial Statements.

   The subsidiary's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian real, including the effects of changes in currency exchange rates with respect to the Project's U.S. dollar denominated obligations, excluding a U.S. dollar denominated loan from the subsidiary as discussed below. At December 31, 2002, these U.S. dollar denominated obligations approximated $47.5 million. If, for example, the value of the Brazilian real decreased in relation to the U.S. dollar by 10 percent, the subsidiary, with respect to its interest in the Project, would record a foreign currency transaction loss in net income of approximately $2.1 million based on the above U.S. dollar denominated obligations at December 31, 2002. The Project also had US$27.6 million Brazilian real denominated obligations at December 31, 2002.

   Adjustments attributable to the translation from the Brazilian real to the U.S. dollar for assets, liabilities, revenues and expenses were recorded in accumulated other comprehensive income at December 31, 2002.

   The Project also had U.S. dollar denominated borrowings payable to the subsidiary of $20.0 million at December 31, 2002. Foreign currency translation adjustments on the Project's borrowings payable to the subsidiary are recorded in accumulated other comprehensive income.

   The subsidiary's investment in this Project at December 31, 2002, was $27.8 million. Centennial has guaranteed Project obligations and loans of approximately $24.9 million as of December 31, 2002.

   The subsidiary is managing a portion of its foreign currency exchange risk through contractual provisions, that are largely indexed to the U.S. dollar, contained in the Project's power purchase agreement with Petrobras. On August 12, 2002, the subsidiary entered into a foreign currency collar agreement for a notional amount of $21.3 million, with a fixed price floor of R$3.10 and a fixed price ceiling of R$3.40, to manage a portion of its foreign currency risk. The collar agreement settled on February 3, 2003, at a favorable settlement amount of approximately $760,000 (pretax). Gains or losses on this derivative instrument are recorded in earnings each period. The fair value of the foreign currency collar agreement at December 31, 2002, was approximately $903,000 ($566,000 after tax). From time to time, derivative instruments may be utilized to manage a portion of the foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to Pages 41 through 79 of the Company's
Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to Pages 2 through 5 and 13 through 14 of the Company's Proxy Statement dated March 7, 2003 (Proxy Statement), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to Pages 6 through 9 and 16 of the Proxy
Statement, which is incorporated herein by reference with the exception of the compensation committee report on executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

   The following table includes information as of December 31, 2002 with respect to the Company's equity compensation plans. These plans include the 1992 Key Employee Stock Option Plan (KESOP), the 1997 Non-Employee Director Long-Term Incentive Plan (1997 Director Plan), the 1997 Executive Long-Term Incentive Plan (1997 LTIP), the Non-Employee Director Stock Compensation Plan (Director Compensation Plan), the 1998 Option Award Program (All Employee Plan) and the Group Genius Innovation Plan (Group Genius
Plan).

                                                      (c)
                                                  Number of
                                                  securities
                     (a)                          remaining
                 Number of           (b)          available for
                 securities to   Weighted-        future issuance
                 be issued upon  average          under equity
                 exercise of     exercise price   compensation
                 outstanding     of outstanding   plans (excluding
                 options,        options,         securities
                 warrants and    warrants and     reflected in
Plan Category    rights          rights           column (a))

Equity
compensation
plans approved
by
stockholders (1)   2,170,595      $27.49          4,510,084 (2)(3)

Equity
compensation
plans not
approved by
stockholders (4)   1,070,250      $28.62            774,870 (5)

Total              3,240,845      $27.87          5,284,954

(1) Consists of the KESOP, the 1997 Director Plan, the 1997 LTIP and the Director Compensation Plan.

(2) In addition to being available for future issuance upon exercise of options, 153,000 shares under the 1997 Director Plan may instead be issued in connection with stock appreciation rights, restricted stock, performance units, performance shares or other equity-based awards, and 4,311,628 shares under the Company's 1997 LTIP may instead be issued in connection with stock appreciation rights, restricted stock, performance units, performance shares or other equity-based awards.

(3) This amount also includes 45,456 shares available for issuance under the Director Compensation Plan. Under the Director Compensation Plan, in addition to a cash retainer, non-employee directors are awarded 1,000 shares following the date of the Company's annual meeting of stockholders. Additionally, a non-employee director may acquire additional shares under the Director Compensation Plan in lieu of receiving the cash portion of the director's retainer or fees.

(4) Consists of the All Employee Plan and the Group Genius Plan.

(5) In addition to being available for future issuance upon exercise of options, 99,600 shares under the Group Genius Plan may instead be issued in connection with stock appreciation rights, restricted stock, restricted stock units, performance units, performance stock or other equity-based awards.

   The following two equity compensation plans have not been approved by the Company's stockholders.

The All Employee Plan

   The All Employee Plan is a broad-based plan adopted by the Board of Directors, effective February 12, 1998. The plan permits the grant of nonqualified stock options to employees of the Company and its subsidiaries. The maximum number of shares that may be issued under the plan is 1,875,000. Shares granted may be authorized but unissued shares, treasury shares, or shares purchased on the open market. Option exercise prices are equal to the market value of the Company's shares on the date of the option grant. Optionees receive dividend equivalents on their options, with any credited dividends paid in cash to the optionee if the option vests, or forfeited if the option is forfeited. Vested options remain exercisable for one year following termination of employment due to death or disability and for three months following termination of employment for any other reason.
Unvested options are forfeited upon termination of employment. Subject to the terms and conditions of the plan, the plan's administrative committee determines the number of shares subject to options granted to each participant and the other terms and conditions pertaining to such options, including vesting provisions. All options become immediately exercisable in the event of a change in control of the Company.

   In 1998, 150 options (adjusted for the three-for-two stock split in July 1998) were granted to each of approximately 2,200 employees. No officers received grants. These options vested on March 2, 2001. In 2001, 200 options were granted to each of approximately 5,900 employees. No officers received grants.
These options will vest on February 13, 2004. As of December 31, 2002, options covering 1,070,250 shares of common stock were outstanding under the plan. 675,270 shares remained available for future grant and options covering 129,480 shares had been exercised.

The Group Genius Plan

   The Group Genius Plan was adopted by the Board of Directors, effective May 17, 2001, to encourage employees to share ideas for new business directions for the Company and to reward them when the idea becomes profitable. Employees of the Company and its subsidiaries who are selected by the plan's administrative committee are eligible to participate in the plan. Officers and directors are not eligible to participate. The plan permits the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance stock and other awards. The maximum number of shares that may be issued under the plan is 100,000. Shares granted under the plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. Restricted stock-holders have voting rights and, unless determined otherwise by the plan's administrative committee, receive dividends paid on the restricted stock. Dividend equivalents payable in cash may be granted with respect to options and performance shares. The plan's administrative committee determines the number of shares or units subject to awards, and the other terms and conditions of the awards, including vesting provisions and the effect of employment termination. Upon a change in control of the Company, all options and stock appreciation rights become immediately vested and exercisable, all restricted stock becomes immediately vested, all restricted stock units become immediately vested and are paid out in cash, and target payout opportunities under all performance units, performance stock, and other awards are deemed to be fully earned, with awards denominated in stock paid out in shares and awards denominated in units paid out in cash. In March 2002, 100 shares of stock were granted to each of three employees and 50 shares of stock were granted to each of two employees.

   Reference is made to Pages 15 and 16 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

ITEM 14.  CONTROLS AND PROCEDURES

   The following information includes the evaluation of disclosure controls and procedures by the Company's chief executive officer and the chief financial officer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

   The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this Annual Report on Form 10-K (Evaluation Date), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective to accomplish those tasks.

Changes in internal controls

   The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to permit preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) Financial Statements, Financial Statement Schedules and
    Exhibits

    Index to Financial Statements and Financial Statement
    Schedules
                                                           Page
    1.  Financial Statements:

        Independent Auditors' Report for the year ended
          December 31, 2002                                 *
        Report of Independent Public Accountants for the
          years ended December 31, 2001 and 2000            *
        Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 2002                                 *
        Consolidated Balance Sheets at December 31,
          2002 and 2001                                     *
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the
          period ended December 31, 2002                    *
        Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 2002                                 *
        Notes to Consolidated Financial Statements          *

    2.  Financial Statement Schedules:

        Independent Auditors' Report on Financial
          Statement Schedule for the year ended
          December 31, 2002                                **
        Report of Independent Public Accountants on
          Financial Statement Schedule for the years
          ended December 31, 2001 and 2000                 **
        Schedule II - Consolidated Valuation and
          Qualifying Accounts for the years ended
          December 31, 2002, 2001 and 2000                 **

        All other schedules are omitted
        because of the absence of the conditions
        under which they are required, or because
        the information required is included in the
        Company's Consolidated Financial Statements
        and Notes thereto.
 _________________________

 * The Consolidated Financial Statements listed in the above index which are included in the Company's Annual Report to Stockholders for 2002 are hereby incorporated by reference. With the exception of the pages referred to in Items 6 and 8, the Company's Annual Report to Stockholders for 2002 is not to be deemed filed as part of this report.
**  Filed herewith.

    3.  Exhibits:
         3(a)  Restated Certificate of Incorporation of
               the Company, as amended, filed as Exhibit
               3(a) to Form 10-Q for the quarter ended
               June 30, 2002, in File No. 1-3480            *
         3(b)  By-laws of the Company, as amended,
               filed as Exhibit 4(b) to Form S-8 on
               October 1, 2001, in Registration
               No. 333-70622                                *
         3(c)  Certificate of Designations of Series B
               Preference Stock of the Company, as
               amended, filed as Exhibit 3(a) to
               Form 10-Q for the quarter ended
               September 30, 2002, in File No. 1-3480       *
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth
               through Forty-Ninth Supplements thereto
               between the Company and the New York Trust
               Company (The Bank of New York, successor
               Corporate Trustee) and A. C. Downing
               (Douglas J. MacInnes, successor Co-
               Trustee), filed as Exhibit 4(a) in
               Registration No. 33-66682; and Exhibits
               4(e), 4(f) and 4(g) in Registration
               No. 33-53896; and Exhibit 4(c)(i) in
               Registration No. 333-49472                   *
         4(b)  Rights agreement, dated as of November 12,
               1998, between the Company and Wells Fargo
               Bank Minnesota, N.A. (formerly known as
               Norwest Bank Minnesota, N.A.), Rights
               Agent, filed as Exhibit 4.1 to Form 8-A on
               November 12, 1998, in File No. 1-3480        *
      + 10(a)  Executive Incentive Compensation Plan,
               as amended, filed as Exhibit 10(a) to
               Form 10-K for the year ended December 31,
               2001, in File No. 1-3480                     *
      + 10(b)  1992 Key Employee Stock Option Plan, as
               amended                                      **
      + 10(c)  Supplemental Income Security Plan, as
               amended                                      **
      + 10(d)  Directors' Compensation Policy, as amended,
               filed as Exhibit 10(a) to Form 10-Q for
               the quarter ended March 31, 2002, in File
               No. 1-3480                                   *
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended                                   **
      + 10(f)  Non-Employee Director Stock Compensation
               Plan, as amended, filed as Exhibit 10(f)
               to Form 10-K for the year ended
               December 31, 2001, in File No. 1-3480        *
      + 10(g)  1997 Non-Employee Director Long-Term
               Incentive Plan, as amended, filed as
               Exhibit 10(d) to Form 10-Q for the quarter
               ended June 30, 2000, in File No. 1-3480      *
      + 10(h)  1997 Executive Long-Term Incentive Plan,
               as amended, filed as Exhibit 10(a) to
               Form 10-Q for the quarter ended
               March 31, 2001, in File No. 1-3480           *
      + 10(i)  Change of Control Employment Agreement
               between the Company and John K. Castleberry,
               filed as Exhibit 10(a) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(j)  Change of Control Employment Agreement
               between the Company and Cathleen M.
               Christopherson, filed as Exhibit 10(b) to
               Form 10-Q for the quarter ended
               September 30, 2002, in File No. 1-3480       *
      + 10(k)  Change of Control Employment Agreement
               between the Company and Richard A. Espeland,
               filed as Exhibit 10(c) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(l)  Change of Control Employment Agreement
               between the Company and Terry D. Hildestad,
               filed as Exhibit 10(d) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(m)  Change of Control Employment Agreement
               between the Company and Lester H. Loble, II,
               filed as Exhibit 10(e) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(n)  Change of Control Employment Agreement
               between the Company and Vernon A. Raile,
               filed as Exhibit 10(f) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(o)  Change of Control Employment Agreement
               between the Company and Warren L. Robinson,
               filed as Exhibit 10(g) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(p)  Change of Control Employment Agreement
               between the Company and William E. Schneider,
               filed as Exhibit 10(h) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(q)  Change of Control Employment Agreement
               between the Company and Ronald D. Tipton,
               filed as Exhibit 10(i) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(r)  Change of Control Employment Agreement
               between the Company and Martin A. White,
               filed as Exhibit 10(j) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(s)  Change of Control Employment Agreement
               between the Company and Robert E. Wood,
               filed as Exhibit 10(k) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(t)  Separation Agreement and Release between
               the Company and Douglas C. Kane              **
      + 10(u)  1998 Option Award Program                    **
      + 10(v)  Group Genius Innovation Plan                 **
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                    **
        13     Selected financial data, financial
               statements and supplementary data as
               contained in the Annual Report to
               Stockholders for 2002; Independent
               Auditors' Report on Financial Statement
               Schedule for the year ended December 31,
               2002; Report of Independent Public
               Accountants on Financial Statement
               Schedule for the years ended December 31,
               2001 and 2000; and Financial Statement
               Schedule II                                  **
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23     Consent of Independent Auditors              **
        99     Statement Furnished Pursuant to
               Section 906 of Sarbanes - Oxley Act
               of 2002                                      **
________________________
 * Incorporated herein by reference as indicated.
** Filed herewith.
 + Management contract, compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to
   Item 15(c) of this report.

(b) Reports on Form 8-K

    Form 8-K was filed on October 23, 2002.  Under Item 5 --
    Other Events, the Company reported the press release issued
    October 22, 2002, regarding earnings for the quarter ended
    September 30, 2002.

    Form 8-K was filed on November 5, 2002.  Under Item 5 --
    Other Events and Item 7 -- Financial Statements and Exhibits, the Company reported the purchase of 213-megawatts of natural gas-fired electric generating facilities.

    Form 8-K was filed on November 18, 2002.  Under Item 7 --
    Financial Statements and Exhibits, the Company filed an Underwriting Agreement relating to a public offering of the Company's common stock.

    Form 8-K was filed on December 23, 2002.  Under Item 5 --
    Other Events and Item 7 -- Financial Statements and Exhibits, the Company reported the purchase of a 66.6-megawatt wind-powered electric generation facility.


                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MDU RESOURCES GROUP, INC.

    Date:  February 28, 2003    By: /s/ Martin A. White
                                    Martin A. White (Chairman of
                                    the Board, President and Chief
                                    Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

            Signature                          Title              Date

    /s/ Martin A. White                    Chief Executive    February 28, 2003
 Martin A. White (Chairman of the Board,       Officer
 President and Chief Executive Officer)      and Director

    /s/ Warren L. Robinson                 Chief Financial    February 28, 2003
Warren L. Robinson (Executive Vice              Officer
President, Treasurer and Chief Financial
Officer)

    /s/ Vernon A. Raile                   Chief Accounting    February 28, 2003
Vernon A. Raile (Senior Vice President,        Officer
Controller and Chief Accounting Officer)


    /s/ Harry J. Pearce                     Lead Director     February 28, 2003
        Harry J. Pearce


                                               Director
        Bruce R. Albertson


    /s/ Thomas Everist                         Director       February 28, 2003
        Thomas Everist


    /s/ Dennis W. Johnson                      Director       February 28, 2003
        Dennis W. Johnson


    /s/ Robert L. Nance                        Director       February 28, 2003
        Robert L. Nance


    /s/ John L. Olson                          Director       February 28, 2003
        John L. Olson


    /s/ Homer A. Scott, Jr.                    Director       February 28, 2003
        Homer A. Scott, Jr.


    /s/ Joseph T. Simmons                      Director       February 28, 2003
        Joseph T. Simmons


    /s/ Sister Thomas Welder                   Director       February 28, 2003
        Sister Thomas Welder


                       10-K CERTIFICATION

I, Martin A. White, certify that:

   1. I have reviewed this annual report on Form 10-K of MDU
      Resources Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
         "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003      /s/ Martin A. White
                              Martin A. White
                              Chairman of the Board, President
                                and Chief Executive Officer


                       10-K CERTIFICATION

I, Warren L. Robinson, certify that:

   1. I have reviewed this annual report on Form 10-K of MDU
      Resources Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
         "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003      /s/ Warren L. Robinson
                              Warren L. Robinson
                              Executive Vice President, Treasurer
                               and Chief Financial Officer