Form 10-Q
period 2003-03-31
MDU RESOURCES GROUP INC
filed 2003-05-14
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X. No

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of May 9, 2003:  74,233,513 shares.


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

     Knife River mines aggregates and markets crushed stone, sand, gravel and other related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performing integrated construction services, in the north central and western United States, including Alaska and Hawaii.

     Utility Services is a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility Services also provides related specialty equipment manufacturing, sales and rental services.

     Centennial Resources owns electric generating facilities in the United States. Electric capacity and energy produced at these facilities is sold under long-term contracts to nonaffiliated entities. Centennial Resources also invests in potential new growth opportunities that are not directly being pursued by the other business units. These activities are reflected in the independent power production segment.

     Centennial Capital insures and reinsures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive program is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property and contract rights. These activities are reflected in the independent power production segment.

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


                                INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 2003 and 2002

  Consolidated Balance Sheets --
    March 31, 2003 and 2002, and December 31, 2002

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 2003 and 2002

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

Exhibits


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                                       Three Months Ended
                                                          March 31,
                                                         2003      2002
                                                      (In thousands, except
                                                        per share amounts)

Operating revenues                                     $467,753  $381,935

Operating expenses:
 Fuel and purchased power                                15,407    13,944
 Purchased natural gas sold                              76,106    35,695
 Operation and maintenance                              259,545   235,514
 Depreciation, depletion and amortization                44,065    36,103
 Taxes, other than income                                19,683    14,882
                                                        414,806   336,138

Operating income                                         52,947    45,797
Other income -- net                                       3,685     3,591
Interest expense                                         12,859    10,546
Income before income taxes                               43,773    38,842
Income taxes                                             16,076    15,120
Income before cumulative effect of accounting change     27,697    23,722
Cumulative effect of accounting change (Note 8)          (7,589)      ---
Net income                                               20,108    23,722
Dividends on preferred stocks                               187       189
Earnings on common stock                               $ 19,921  $ 23,533
Earnings per common share -- basic:
 Earnings before cumulative effect of
  accounting change                                    $    .37  $    .34
 Cumulative effect of accounting change                    (.10)      ---
 Earnings per common share -- basic                    $    .27  $    .34

Earnings per common share -- diluted:
 Earnings before cumulative effect of
  accounting change                                    $    .37  $    .34
 Cumulative effect of accounting change                    (.10)      ---
 Earnings per common share -- diluted                  $    .27  $    .34

Dividends per common share                             $    .24  $    .23
Weighted average common shares outstanding -- basic      73,546    69,469
Weighted average common shares outstanding -- diluted 74,063 70,013 Pro forma amounts assuming retroactive application of accounting change:
 Net income                                            $ 27,697  $ 23,126
 Earnings per common share -- basic                    $    .37  $    .33
 Earnings per common share -- diluted                  $    .37  $    .33

The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                            March 31,   March 31,  December 31,
                                              2003         2002       2002
                                               (In thousands, except shares
                                                  and per share amounts)
ASSETS
Current assets:
 Cash and cash equivalents                 $   75,843  $   50,082  $   67,556
 Receivables, net                             312,472     248,876     325,395
 Inventories                                   89,893      73,494      93,123
 Deferred income taxes                         11,205      19,087       8,877
 Prepayments and other current assets          42,424      51,534      42,597
                                              531,837     443,073     537,548
Investments                                    42,777      38,184      42,864
Property, plant and equipment               3,169,926   2,720,846   3,003,996
 Less accumulated depreciation,
  depletion and amortization                1,125,777     975,218   1,079,110
                                            2,044,149   1,745,628   1,924,886
Deferred charges and other assets:
 Goodwill                                     190,908     176,003     190,999
 Other intangible assets, net                 185,273     165,902     176,164
 Other                                         63,198      64,063      64,788
                                              439,379     405,968     431,951
                                           $3,058,142  $2,632,853  $2,937,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                     $   12,500  $      ---  $   20,000
 Long-term debt and preferred
  stock due within one year                    22,947      10,732      22,183
 Accounts payable                             137,370     100,615     132,120
 Taxes payable                                 23,936      20,545      13,108
 Dividends payable                             17,971      16,375      17,959
 Other accrued liabilities                    108,620      93,094      94,275
                                              323,344     241,361     299,645
Long-term debt                                895,505     764,544     819,558
Deferred credits and other liabilities:
 Deferred income taxes                        369,010     349,571     374,097
 Other liabilities                            170,695     129,357     144,004
                                              539,705     478,928     518,101
Preferred stock subject to mandatory
 redemption                                     1,200       1,300       1,200
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                              15,000      15,000      15,000
 Common stockholders' equity:
  Common stock (Shares issued --
    $1.00 par value, 74,337,088 at
    March 31, 2003, 70,616,838 at
    March 31, 2002 and 74,282,038 at
    December 31, 2002)                         74,337      70,617      74,282
  Other paid-in capital                       750,244     662,613     748,095
  Retained earnings                           476,935     401,988     474,798
  Accumulated other comprehensive
    income (loss)                             (14,502)        128      (9,804)
  Treasury stock at cost - 239,521
    shares                                     (3,626)     (3,626)     (3,626)
    Total common stockholders' equity       1,283,388   1,131,720   1,283,745
   Total stockholders' equity               1,298,388   1,146,720   1,298,745
                                           $3,058,142  $2,632,853  $2,937,249

The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         2003       2002
                                                         (In thousands)
Operating activities:
Net income                                            $ 20,108   $ 23,722
Cumulative effect of accounting change                   7,589        ---
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization               44,065     36,103
 Deferred income taxes and investment tax credit           988      1,959
 Changes in current assets and liabilities, net
   of acquisitions:
   Receivables                                          14,411     36,483
   Inventories                                           3,826     21,847
   Other current assets                                 (5,187)   (14,678)
   Accounts payable                                       (657)    (9,566)
   Other current liabilities                            19,839      6,276
 Other noncurrent changes                                5,081      1,617

Net cash provided by operating activities              110,063    103,763

Investing activities:
Capital expenditures                                   (63,735)   (55,002)
Acquisitions, net of cash acquired                    (100,842)   (10,413)
Net proceeds from sale or disposition of property        3,644      1,817
Investments                                                 87         14
Proceeds from notes receivable                           7,812      4,000

Net cash used in investing activities                 (153,034)   (59,584)

Financing activities:
Net change in short-term borrowings                     (7,500)       ---
Issuance of long-term debt                              89,000      2,200
Repayment of long-term debt                            (12,290)   (21,819)
Proceeds from issuance of common stock, net                 19         86
Dividends paid                                         (17,971)   (16,375)

Net cash provided by (used in) financing activities     51,258    (35,908)

Increase in cash and cash equivalents                    8,287      8,271
Cash and cash equivalents -- beginning of year          67,556     41,811

Cash and cash equivalents -- end of period            $ 75,843   $ 50,082


The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       March 31, 2003 and 2002
                             (Unaudited)

 1.  Basis of presentation

          The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended
     December 31, 2002 (2002 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board
     (APB) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (FASB). Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 2002 Annual Report. The information is unaudited but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

2.   Seasonality of operations

          Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular segments, and for the Company as a whole, may not be indicative of results for the full fiscal year.

3.   Allowance for doubtful accounts

          The Company's allowance for doubtful accounts as of March 31, 2003 and 2002, and December 31, 2002, was $8.5
     million, $5.7 million and $8.2 million, respectively.

 4.   Earnings per common share

          Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months ended
     March 31, 2003 and 2002, 2,381,180 shares and 2,572,850 shares, respectively, with an average exercise price of $30.11 and $30.15, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Common stock outstanding includes issued shares less shares held in treasury.

 5.   Stock-based compensation

          The Company has stock option plans for directors, key employees and employees and accounts for these option plans in accordance with APB Opinion No. 25 under which no compensation cost has been recognized.

          The following table illustrates the effect on earnings and earnings per common share as if the Company had applied
     Statement of Financial Accounting Standards (SFAS) No. 123,
     "Accounting for Stock-Based Compensation" to its stock-based compensation:

                                                Three Months Ended
                                                    March 31,
                                                 2003       2002
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as reported     $ 19,921   $23,533
     Total stock-based compensation
       expense determined under fair value
       method for all awards, net of related
       tax effects                                 (590)     (688)
     Pro forma earnings on common stock        $ 19,331   $22,845

     Earnings per common share -- basic --
      as reported:
      Earnings before cumulative effect of
        accounting change                      $    .37   $   .34
      Cumulative effect of accounting change       (.10)      ---
      Earnings per common share -- basic       $    .27   $   .34

     Earnings per common share -- basic --
      pro forma:
      Earnings before cumulative effect of
        accounting change                      $    .36   $   .33
      Cumulative effect of accounting change       (.10)      ---
      Earnings per common share -- basic       $    .26   $   .33

                                               Three Months Ended
                                                    March 31,
                                                 2003       2002
                                              (In thousands, except
                                                per share amounts)

     Earnings per common share -- diluted --
      as reported:
      Earnings before cumulative effect of
        accounting change                      $    .37   $   .34
      Cumulative effect of accounting change       (.10)      ---
      Earnings per common share -- diluted     $    .27   $   .34

     Earnings per common share -- diluted --
      pro forma:
      Earnings before cumulative effect of
        accounting change                      $    .36   $   .33
      Cumulative effect of accounting change       (.10)      ---
      Earnings per common share -- diluted     $    .26   $   .33

 6.  Cash flow information

          Cash expenditures for interest and income taxes were as follows:

                                                Three Months Ended
                                                    March 31,
                                                 2003       2002
                                                 (In thousands)

     Interest, net of amount capitalized       $  8,667   $ 6,755
     Income taxes                              $    563   $ 1,824

 7.  Reclassifications

          Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

 8.  New accounting standards

          In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For more information on the adoption of SFAS No. 143, see Note 13.

          In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of APB Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation
     No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. Certain types of guarantees are not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of the initial application of FIN 45 shall not be revised or restated. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002.
     The Company will apply the initial recognition and initial measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. For more information on the Company's guarantees and the disclosure requirements of FIN 45, as applicable to the Company, see Note 18.

          In January 2003, the FASB issued FASB Interpretation
     No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The Company will prospectively apply the provisions of FIN 46 that were effective January 31, 2003. The Company is currently evaluating the provisions of FIN 46 which are effective for the first fiscal year or interim period beginning after June 15, 2003.

 9.  Comprehensive income

          Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive loss resulted from losses on derivative instruments qualifying as hedges and a foreign currency translation adjustment.

          The Company's comprehensive income, and the components of other comprehensive loss, and their related tax effects, were as follows:
                                                  Three Months Ended
                                                       March 31,
                                                    2003      2002
                                                   (In thousands)

     Net income                                   $ 20,108  $ 23,722
      Other comprehensive loss --
       Net unrealized loss on derivative
        instruments qualifying as hedges:
         Net unrealized loss on derivative
          instruments arising during the
          period, net of tax of $3,541 and
          $838 in 2003 and 2002, respectively       (5,538)   (1,283)
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $716 and $527 in
          2003 and 2002, respectively               (1,120)      807
       Net unrealized loss on derivative
        instruments qualifying as hedges            (4,418)   (2,090)
       Foreign currency translation adjustment        (280)      ---
                                                    (4,698)   (2,090)
     Comprehensive income                         $ 15,410  $ 21,632

10.  Equity method investment

          In August 2001, MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, entered into a joint venture agreement with a Brazilian firm under which the
     parties have formed MPX Holdings, Ltda. (MPX).   MDU Brasil has
     a 49 percent interest in MPX. MPX, through a wholly owned subsidiary, owns a 220-megawatt natural gas-fired power plant (Project) in the Brazilian state of Ceara. Petrobras, the partially Brazilian state-owned energy company, has agreed to purchase all of the capacity and market all of the Project's energy. The power purchase agreement with Petrobras expires in May 2008 and is renewable for an additional 13 years. The functional currency for the Project is the Brazilian real. The power purchase agreement with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. For the three months ended March 31, 2003, the Company's 49 percent share of the loss from the embedded derivative in the power purchase agreement was $1.5 million (after tax). In addition, the Company's 49 percent share of the foreign currency gains resulting from revaluation of the Brazilian real totaled $902,000 (after tax) for the three months ended March 31, 2003.

          The Company's investment in the Project has been accounted for under the equity method of accounting, and the Company's share of net income, including the previously mentioned foreign currency gain and loss from the embedded derivative in the power purchase agreement, for the three months ended March 31, 2003, of $495,000 was included in other income - net. At March 31, 2003 and 2002, and December 31, 2002, the Company's investment in the Project was approximately $20.5 million, $23.8 million and $27.8 million, respectively. The investment in the Project decreased from December 31, 2002, to March 31, 2003, due to the repayment of a portion of certain obligations by MPX.

11.  Goodwill and other intangible assets

          The changes in the carrying amount of goodwill by business segment were as follows:

                                             Net
                                           Goodwill
                                           Acquired
                               Balance    and Other      Balance
                                as of      Changes        as of
     Three Months             January 1,    During      March 31,
     Ended March 31, 2003       2003       the Year*      2003
                                        (In thousands)

     Electric                 $     ---    $    ---     $     ---
     Natural gas
       distribution                 ---         ---           ---
     Utility services            62,487          83        62,570
     Pipeline and energy
       services                   9,494         ---         9,494
     Natural gas and oil
       production                   ---         ---           ---
     Construction materials
       and mining               111,887        (174)      111,713
     Independent power
       production                 7,131         ---         7,131
     Total                    $ 190,999    $    (91)    $ 190,908


                                             Net
                                           Goodwill
                                           Acquired
                               Balance    and Other      Balance
                                as of      Changes        as of
     Three Months             January 1,    During      March 31,
     Ended March 31, 2002       2002       the Year*      2002
                                        (In thousands)

     Electric                 $     ---    $    ---     $     ---
     Natural gas
       distribution                 ---         ---           ---
     Utility services            61,909        (652)       61,257
     Pipeline and energy
       services                   9,336         ---         9,336
     Natural gas and oil
       production                   ---         ---           ---
     Construction materials
       and mining               102,752       2,658       105,410
     Independent power
       production                   ---         ---           ---
     Total                    $ 173,997    $  2,006     $ 176,003



                                             Net
                                           Goodwill
                                           Acquired
                               Balance    and Other      Balance
                                as of      Changes        as of
     Year Ended               January 1,    During     December 31,
     December 31, 2002           2002      the Year*      2002
                                        (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            61,909         578         62,487
     Pipeline and energy
       services                   9,336         158          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               102,752       9,135        111,887
     Independent power
       production                   ---       7,131          7,131
     Total                    $ 173,997    $ 17,002      $ 190,999


     * Includes purchase price adjustments related to acquisitions acquired in a prior period.

          Other intangible assets were as follows:

                                 March 31,    March 31,  December 31,
                                   2003         2002        2002
                                           (In thousands)
     Amortizable intangible
      assets:
       Leasehold rights           $172,464     $166,696     $172,496
       Accumulated amortization     (8,274)      (5,080)      (7,494)
                                   164,190      161,616      165,002

       Noncompete agreements        12,075       11,509       12,075
       Accumulated amortization     (9,477)      (8,419)      (9,366)
                                     2,598        3,090        2,709

       Other                        17,733        1,388        7,224
       Accumulated amortization       (713)        (192)        (374)
                                    17,020        1,196        6,850
     Unamortizable intangible
      assets                         1,465          ---        1,603
     Total                        $185,273     $165,902     $176,164

          The unamortizable intangible assets were recognized in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that if an additional minimum liability is recognized an equal amount shall be recognized as an intangible asset, provided that the asset recognized shall not exceed the amount of unrecognized prior service cost. The unamortizable intangible asset will be eliminated or adjusted as necessary upon a new determination of the amount of additional liability.

          Amortization expense for amortizable intangible assets for the three months ended March 31, 2003 and 2002, and for the year ended December 31, 2002, was $1.2 million, $231,000 and $3.4 million, respectively. Estimated amortization expense for amortizable intangible assets is $5.8 million in 2003, $5.7 million in 2004, $5.8 million in 2005, $4.6 million in 2006, $4.6 million in 2007 and $158.5 million thereafter.

12.  Derivative instruments

          From time to time, the Company utilizes derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The following information should be read in conjunction with Notes 1 and 5 in the Company's Notes to Consolidated Financial Statements in the 2002 Annual Report.

          As of March 31, 2003, a subsidiary of the Company held derivative instruments designated as cash flow hedging instruments.

     Hedging activities

          A subsidiary of the Company utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the subsidiary's forecasted sales of natural gas and oil production.

          For the three months ended March 31, 2003 and 2002, the amount of hedge ineffectiveness recognized, which was included in operating revenues, was immaterial. For the three months ended March 31, 2003 and 2002, the subsidiary did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

          Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2003, the maximum term of the subsidiary's swap and collar agreements, in which the subsidiary of the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, is nine months. The subsidiary of the Company estimates that over the next nine months net losses of approximately $9.0 million after tax will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

13.  Asset retirement obligations

          The Company adopted SFAS No. 143 on January 1, 2003. The Company recorded obligations related to the plugging and abandonment of natural gas and oil wells; decommissioning of certain electric generating facilities; reclamation of certain aggregate properties and certain other obligations associated with leased properties. Removal costs associated with certain natural gas distribution, transmission, storage and gathering facilities have not been recognized as these facilities have been determined to have indeterminate useful lives.

          Upon adoption of SFAS No. 143, the Company recorded an additional discounted liability of $22.5 million and a regulatory asset of $493,000, increased net property, plant and equipment by $9.6 million and recognized a one-time cumulative effect charge of $7.6 million (net of deferred income tax benefits of $4.8 million). The Company believes that any expenses under SFAS No. 143 as they relate to regulated operations will be recovered in rates over time and accordingly, deferred such expenses as a regulatory asset upon adoption. The Company will continue to defer those SFAS No. 143 expenses that it believes will be recovered in rates over time. In addition to the $22.5 million liability recorded upon the adoption of SFAS No. 143, the Company had previously recorded a $7.5 million liability related to retirement obligations.

          A reconciliation of the Company's liability was as follows:
                                                For the Three
                                                 Months Ended
                                                March 31, 2003
                                                (In thousands)

     January 1, 2003                               $  29,997
     Liabilities incurred                                ---
     Liabilities acquired                                520
     Liabilities settled                                 (17)
     Accretion expense                                   470
                                                   $  30,970

          This liability is included in other liabilities. If SFAS No. 143 had been in effect during 2002, the Company's liability would have been approximately $27.0 million and $27.5 million at January 1, 2002, and March 31, 2002, respectively.

          The fair value of assets that are legally restricted for purposes of settling asset retirement obligations at March 31, 2003, was $5.1 million.

14.  Common stock

          At the Annual Meeting of Stockholders held on April 23, 2002, the Company's common stockholders approved an amendment to the Certificate of Incorporation increasing the authorized number of common shares from 150 million shares to 250 million shares with a par value of $1.00 per share.

15.  Business segment data

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

          The Company's operations are now conducted through seven business segments and all prior period information has been restated to reflect this change. The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which consists largely of an investment in a natural gas-fired electric generation station in Brazil as discussed in Note 10. The electric segment generates, transmits and distributes electricity and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment consists of a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility services also provides related specialty equipment manufacturing, sales and rental services. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performing integrated construction services, in the north central and western United States, including Alaska and Hawaii. The independent power production segment owns electric generating facilities in the United States and Brazil. Electric capacity and energy produced at these facilities is sold under long-term contracts to nonaffiliated entities. This segment also invests in potential new growth opportunities that are not directly being pursued by other business segments.

          Segment information follows the same accounting policies as described in Note 1 of the Company's 2002 Annual Report.
     Segment information was as follows:

                                              Inter-
                                External      segment     Earnings
                                Operating   Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)
     Three Months
     Ended March 31, 2003

     Electric                  $  45,671   $      ---    $   4,817
     Natural gas distribution    110,987          ---        4,245
     Utility services            103,663          ---        1,110
     Pipeline and energy
       services                   39,212       21,919        4,311
     Natural gas and oil
       production                 41,118       27,905       11,666
     Construction materials
       and mining                120,753          ---       (7,440)
     Independent power
       production                  6,349          740        1,212
     Intersegment eliminations       ---      (50,564)         ---
     Total                     $ 467,753   $      ---    $  19,921

     Three Months
     Ended March 31, 2002

     Electric                  $  40,070   $      ---    $   3,491
     Natural gas distribution     71,713          ---        4,517
     Utility services            108,287          ---        1,349
     Pipeline and energy
       services                   19,800       21,903        2,905
     Natural gas and oil
       production                 48,733       13,674       21,070
     Construction materials
       and mining                 93,332          ---       (9,721)
     Independent power
       production                    ---          847          (78)
     Intersegment eliminations       ---      (36,424)         ---
     Total                     $ 381,935   $      ---    $  23,533

16.  Acquisitions

          During the first three months of 2003, the Company acquired a wind-powered electric generation facility in California. The total purchase consideration for this business and final adjustments with respect to certain other acquisitions acquired in 2002, including the Company's common stock and cash, was $102.0 million. For more information on the wind-powered electric generation facility in California see Items 1 and 2 - Business and Properties - Independent Power Production (Other) in the Company's 2002 Form 10-K.

          The above 2003 acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. Final fair market values are pending the completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The results of operations of the acquired business are included in the financial statements since the date of acquisition. Pro forma financial amounts reflecting the effects of the above acquisition are not presented as such acquisition was not material to the Company's financial position, results of operations or cash flows.

17.  Regulatory matters and revenues subject to refund

          In December 2002, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for a natural gas rate increase. Montana-Dakota requested a total of $2.2 million annually or 5.8 percent above current rates. A final order from the SDPUC is due June 30, 2003.

          In October 2002, Great Plains filed an application with the Minnesota Public Utilities Commission (MPUC) for a natural gas rate increase. Great Plains requested a total of $1.6 million annually or 6.9 percent above current rates. In December 2002, the MPUC issued an Order setting interim rates that approved an interim increase of $1.4 million annually effective December 6, 2002. Great Plains began collecting such rates effective December 6, 2002, subject to refund until the MPUC issues a final order. A final order from the MPUC is due August 22, 2003.

          In May 2002, Montana-Dakota filed an application with the Montana Public Service Commission (MTPSC) for a natural gas rate increase. Montana-Dakota requested a total of $3.6 million annually or 6.5 percent above current rates. In September 2002, the MTPSC approved an interim increase of $2.1 million annually, effective with service rendered on and after September 5, 2002. Montana-Dakota began collecting such rates effective September 5, 2002, which were subject to refund until the MTPSC issued a final order. In November 2002, the MTPSC approved an additional interim increase of $300,000 annually effective November 15, 2002. The additional interim increase was the result of a Stipulation reached between Montana-Dakota and the Montana Consumer Counsel, the only intervener in the proceeding. Under the terms of the Stipulation, the total interim relief granted ($2.4 million) would be the final increase in the proceeding. A hearing before the MTPSC was held in December 2002, at which the MTPSC took under advisement the Stipulation agreed upon by Montana-Dakota and the Montana Consumer Counsel. On April 4, 2003, the MTPSC issued a Final Order authorizing an increase of $2.4 million annually as outlined in the Stipulation, effective with service rendered on or after April 13, 2003.

          Reserves have been provided for a portion of the revenues that have been collected subject to refund for certain of the above proceedings. The Company believes that such reserves are adequate based on its assessment of the ultimate outcome of the proceedings.

          In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission
     (FERC). Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service; as well as volumes established for purposes of cost recovery, and cost allocations and rate design. This matter is currently pending before and subject to revision by the FERC. The Company is not aware of the anticipated timing of the review by the FERC of the ALJ's Initial Decision.

          Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to Williston Basin's pending regulatory proceeding. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the proceeding.

18.  Contingencies

     Litigation

          In January 2002, Fidelity Oil Co. (FOC), one of the Company's natural gas and oil production subsidiaries, entered into a compromise agreement with the former operator of certain of FOC's oil production properties in southeastern Montana.
     The compromise agreement resolved litigation involving the interpretation and application of contractual provisions regarding net proceeds interests paid by the former operator to FOC for a number of years prior to 1998. The terms of the compromise agreement are confidential. As a result of the compromise agreement, the natural gas and oil production segment reflected a gain in its financial results for the first quarter of 2002 of approximately $16.6 million after tax. As part of the settlement, FOC gave the former operator a full and complete release, and FOC is not asserting any such claim against the former operator for periods after 1997.

          In July 1996, Jack J. Grynberg (Grynberg) filed suit in United States District Court for the District of Columbia (U.S. District Court) against Williston Basin and over 70 other natural gas pipeline companies. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content and volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In March 1997, the U.S. District Court dismissed the suit without prejudice and the dismissal was affirmed by the United States Court of Appeals for the D.C. Circuit in October 1998. In June 1997, Grynberg filed a similar Federal False Claims Act suit against Williston Basin and Montana-Dakota and filed over 70 other separate similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming (Federal District Court). Oral argument on motions to dismiss was held before the Federal District Court in March 2000. In May 2001, the Federal District Court denied Williston Basin's and Montana-Dakota's motion to dismiss. The matter is currently in the discovery stage. Grynberg has not specified the amount he seeks to recover. Williston Basin and Montana-Dakota are unable to estimate their potential exposure and will be unable to do so until discovery is completed. Williston Basin and Montana-Dakota believe that the Grynberg case will ultimately be dismissed because Grynberg is not, as is required by the Federal False Claims Act, the original source of the information underlying the action. Failing this, Williston Basin and Montana-Dakota believe Grynberg will not recover damages from Williston Basin and Montana-Dakota because insufficient facts exist to support the allegations. Williston Basin and Montana-Dakota intend to vigorously contest this suit.

          The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas, (State District Court) against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. The plaintiffs have not specified the amount they seek to recover. Williston Basin and Montana-Dakota are unable to estimate their potential exposure and will be unable to do so until after the discovery stage is complete. In September 2001, the defendants in this suit filed a motion to dismiss, including a request to dismiss for lack of personal jurisdiction, with the State District Court. The motion to dismiss on grounds other than lack of personal jurisdiction was denied by the State District Court in August 2002. In January 2002, the non-Kansas resident defendants in this suit filed a supplemental motion to dismiss for lack of personal jurisdiction with the State District Court. In September
     2002, the plaintiffs moved for certification of the case as a class action and on April 10, 2003, the State District
     Court denied the motion.  On April 22, 2003, the State
     District Court stayed proceedings on all motions pending the filing of a motion for leave to amend by the plaintiffs. On
     May 12, 2003, the plaintiffs filed a motion to file an amended class action petition. Neither Williston Basin nor Montana-Dakota were named as defendants in the proposed amended class action petition, which is currently pending. Although Williston Basin's and Montana-Dakota's arguments may be moot if the court grants plaintiffs' motion to file an amended class action petition, they believe the Quinque case will ultimately be dismissed as against them because the court lacks personal jurisdiction over them. Failing this, Williston Basin and Montana-Dakota believe the plaintiffs will not recover damages from them because insufficient facts exist to support their allegations.
     Williston Basin and Montana-Dakota intend to vigorously contest this suit.

          The Company is also involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that the outcomes with respect to these other legal proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

     Environmental matters

          In December 2000, Morse Bros., Inc. (MBI), an indirect wholly owned subsidiary of the Company, was named by the United States Environmental Protection Agency (EPA) as a Potentially Responsible Party in connection with the cleanup of a commercial property site, acquired by MBI in 1999, and part of the Portland, Oregon, Harbor Superfund Site. Sixty-eight other parties were also named in this administrative action. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation of the harbor site for both the EPA and the Oregon State Department of Environmental Quality
     (DEQ) are being recorded, and initially paid, through an administrative consent order by the Lower Willamette Group
     (LWG), a group of ten entities which does not include MBI. The LWG estimates the overall remedial investigation and feasibility study will cost approximately $10 million. It is not possible to estimate the cost of a corrective action plan until the remedial investigation and feasibility study has been completed, the EPA has decided on a strategy, and a record of decision has been published. While the remedial investigation and feasibility study for the harbor site has commenced, it is expected to take several years to complete. The development of a proposed plan and record of decision on the harbor site is not anticipated to occur until 2006, after which a cleanup plan will be undertaken.

          Based upon a review of the Portland Harbor sediment contamination evaluation by the DEQ and other information available, MBI does not believe it is a Responsible Party. In addition, MBI has notified Georgia-Pacific West, Inc., the seller of the commercial property site to MBI, that it intends to seek indemnity for any and all liabilities incurred in relation to the above matters, pursuant to the terms of their sale agreement.

          The Company believes it is not probable that it will incur any material environmental remediation costs or damages in relation to the above administrative action.

     Guarantees

          Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the natural gas-fired electric generation station in Brazil, as discussed in Note 10. The Company, through MDU Brasil, owns 49 percent of MPX. At March 31, 2003, the aggregate amount of borrowings outstanding subject to these guarantees was $64.7 million. The scheduled repayment of these borrowings is $12.7 million in 2003, $8.7 million in 2004 and $43.3 million in 2006. In addition, the related loan agreements provide that the guarantees with respect to approximately $52 million will earlier terminate upon MPX meeting certain financial covenants. The individual investor, who through a Brazilian company owns 51 percent of MPX, has also guaranteed a portion of these loans. Centennial and the individual investor have entered into a reimbursement agreement under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

          In addition, Centennial has unconditionally guaranteed borrowings under a $25 million credit agreement by a subsidiary of the Company. The proceeds from these borrowings were used in connection with the Company's investment in international projects. The amount outstanding under this agreement at March 31, 2003, was $12.5 million, which amount is reflected on the Consolidated Balance Sheets. This subsidiary of the Company is currently evaluating the renewal/extension of this credit agreement, which expires June 30, 2003. In the event this subsidiary of the Company defaults under its obligation, Centennial would be required to make payments under its guarantee.

          In addition, WBI Holdings has guaranteed certain of its subsidiary's natural gas and oil price swap and collar agreement obligations. The amount of the subsidiary's obligations at March 31, 2003, was $7.0 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements; however, the amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at March 31, 2003, expire in December 2003; however, the subsidiary continues to enter into additional hedging activities, and, as a result, WBI Holdings from time to time will issue additional guarantees on these hedging obligations. The amounts outstanding under the natural gas and oil price swap and collar agreements were reflected on the Consolidated Balance Sheets. In the event the above subsidiary defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

          Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company that are related to natural gas transportation and sales agreements, electric power supply agreements and certain other guarantees. At March 31, 2003, the fixed maximum amounts guaranteed under these agreements aggregated $40.3 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $10.1 million in 2003; $8.2 million in 2004; $5.0 million in 2005; $12.0 million in 2012; $2.0 million, which is subject to expiration 30 days after the receipt of written notice and $3.0 million, which has no scheduled maturity date. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amounts outstanding by subsidiaries of the Company under the above guarantees was $795,000 and was reflected on the Consolidated Balance Sheets at March 31, 2003.

          WBI Holdings and Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, have outstanding guarantees to Williston Basin Interstate Pipeline Company, an indirect wholly owned subsidiary of the Company. These guarantees are related to natural gas transportation and storage agreements and guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At March 31, 2003, the fixed maximum amounts guaranteed under these agreements aggregated $22.0 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.0 million in 2005 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the subsidiary issuing the guarantee for its respective obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $744,000 and was reflected on the Consolidated Balance Sheets at March 31, 2003.

          In addition, Centennial has issued guarantees related to the Company's purchase of maintenance items to third parties for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for maintenance were reflected on the Consolidated Balance Sheets at March 31, 2003.

          As of March 31, 2003, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $232 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries, entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. A large portion of these contingent commitments expire in 2003, however Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

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

     The Company's operations are now conducted through seven business segments and all prior period information has been restated to reflect this change. For purposes of segment financial reporting and discussion of results of operations, electric and natural gas distribution include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. Utility services includes all the operations of Utility Services, Inc. Pipeline and energy services includes WBI Holdings' natural gas transportation, underground storage, gathering services, and energy related management services. Natural gas and oil production includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings. Construction materials and mining includes the results of Knife River's operations, while independent power production includes electric generating facilities in the United States and Brazil and also invests in potential new growth opportunities that are not directly being pursued by other business segments.

     Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Overview

     The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's business segments.
                                                 Three Months
                                                     Ended
                                                   March 31,
                                                  2003    2002
Electric                                        $  4.8  $  3.5
Natural gas distribution                           4.2     4.5
Utility services                                   1.1     1.3
Pipeline and energy services                       4.3     2.9
Natural gas and oil production                    11.7    21.1
Construction materials and mining                 (7.4)   (9.7)
Independent power production                       1.2     (.1)
Earnings on common stock                        $ 19.9  $ 23.5

Earnings per common share - basic               $  .27  $  .34

Earnings per common share - diluted             $  .27  $  .34

Return on average common equity
 for the 12 months ended                         11.8%   13.7%
________________________________

Three Months Ended March 31, 2003 and 2002

     Consolidated earnings for the quarter ended March 31, 2003, decreased $3.6 million from the comparable period a year ago due to lower earnings at the natural gas and oil production, natural gas distribution and utility services businesses. Increased earnings at the construction materials and mining, pipeline and energy services, electric and independent power production businesses partially offset the earnings decline.

Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's business segments.

Electric
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002
Operating revenues:
 Retail sales                                   $  37.2  $  34.9
 Sales for resale and other                         8.5      5.2
                                                   45.7     40.1
Operating expenses:
 Fuel and purchased power                          15.4     13.9
 Operation and maintenance                         13.4     11.5
 Depreciation, depletion and amortization           5.0      4.9
 Taxes, other than income                           2.0      2.0
                                                   35.8     32.3

Operating income                                $   9.9  $   7.8

Retail sales (million kWh)                        600.1    558.8
Sales for resale (million kWh)                    251.4    226.6
Average cost of fuel and purchased
 power per kWh                                  $  .017  $  .017


Natural Gas Distribution
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002
Operating revenues:
 Sales                                          $ 110.0  $  70.6
 Transportation and other                           1.0      1.1
                                                  111.0     71.7
Operating expenses:
 Purchased natural gas sold                        88.2     51.2
 Operation and maintenance                         11.6      9.5
 Depreciation, depletion and amortization           2.5      2.4
 Taxes, other than income                           1.4      1.3
                                                  103.7     64.4

Operating income                                $   7.3  $   7.3

Volumes (MMdk):
 Sales                                             17.5     16.6
 Transportation                                     3.1      3.6
Total throughput                                   20.6     20.2

Degree days (% of normal)*                         102%      99%
Average cost of natural gas, including
 transportation thereon, per dk                 $  5.05  $  3.09
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.


Utility Services
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002

Operating revenues                              $ 103.7  $ 108.3

Operating expenses:
 Operation and maintenance                         94.2     98.9
 Depreciation, depletion and amortization           2.5      2.1
 Taxes, other than income                           4.4      4.2
                                                  101.1    105.2

Operating income                                $   2.6  $   3.1


Pipeline and Energy Services
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002
Operating revenues:
 Pipeline                                       $  25.4  $  21.2
 Energy services                                   35.7     20.5
                                                   61.1     41.7
Operating expenses:
 Purchased natural gas sold                        34.5     17.3
 Operation and maintenance                         12.3     12.8
 Depreciation, depletion and amortization           3.7      3.6
 Taxes, other than income                           1.5      1.8
                                                   52.0     35.5

Operating income                                $   9.1  $   6.2

Transportation volumes (MMdk):
 Montana-Dakota                                     8.4      7.8
 Other                                             12.5     10.6
                                                   20.9     18.4

Gathering volumes (MMdk)                           18.9     16.9


Natural Gas and Oil Production
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002

Operating revenues:
 Natural gas                                    $  55.2  $  25.4
 Oil                                               13.7      9.6
 Other                                               .1     27.4*
                                                   69.0     62.4
Operating expenses:
 Operation and maintenance                         16.4     13.5
 Depreciation, depletion and amortization          14.2     11.6
 Taxes, other than income                           5.7      2.5
                                                   36.3     27.6

Operating income                                $  32.7  $  34.8

Production:
 Natural gas (MMcf)                              13,639   11,403
 Oil (000's of barrels)                             474      481

Average realized prices (including hedges):
 Natural gas (per Mcf)                          $  4.05  $  2.23
 Oil (per barrel)                               $ 29.00  $ 19.92

Average realized prices (excluding hedges):
 Natural gas (per Mcf)                          $  4.69  $  2.15
 Oil (per barrel)                               $ 31.05  $ 19.00
_____________________
 * Includes the effects of a compromise agreement gain of $27.4 million ($16.6 million after tax).


Construction Materials and Mining
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002

Operating revenues                              $ 120.8  $  93.3

Operating expenses:
 Operation and maintenance                        111.5     91.8
 Depreciation, depletion and amortization          14.6     11.4
 Taxes, other than income                           4.7      3.1
                                                  130.8    106.3

Operating loss                                  $ (10.0) $ (13.0)

Sales (000's):
 Aggregates (tons)                                5,027    3,576
 Asphalt (tons)                                     162      167
 Ready-mixed concrete (cubic yards)                 515      401


Independent Power Production
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003*    2002

Operating revenues                              $   7.1  $    .8

Operating expenses:
  Operation and maintenance                         4.2      1.1
  Depreciation, depletion and amortization          1.6       .1
                                                    5.8      1.2

Operating income (loss)                         $   1.3  $   (.4)

Net generation capacity - kW                    279,600      ---
Electricity produced and sold (thousand kWh)     48,900      ---
_____________________
 * Reflects international operations for 2003 and domestic operations acquired in November 2002 and January 2003.
 NOTE: The earnings from the Company's equity method investment in Brazil were included in other income - net.

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intersegment transactions. The amounts (dollars in millions) relating to the elimination of intersegment transactions are as follows:
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2003     2002

Operating revenues                              $  50.6  $  36.4
Purchased natural gas sold                      $  46.6  $  32.8
Operation and maintenance                       $   4.0  $   3.6

     For further information on intersegment eliminations, see Note 15 of Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2003 and 2002

Electric

     Electric earnings increased as a result of higher sales for resale revenues due to higher average realized sales for resale prices, which were 54 percent higher than last year, and higher sales for resale volumes, which were 11 percent higher than last year, both resulting from stronger sales for resale markets. Higher retail sales volumes, which were 7 percent higher than last year, primarily to residential, commercial and large industrial customers, also added to the increase in earnings. Partially offsetting the earnings increase was higher operation and maintenance expense, largely higher payroll costs.

Natural Gas Distribution

     Earnings at the natural gas distribution business decreased as a result of higher operation and maintenance expense, primarily higher payroll costs, and decreased returns on natural gas held in storage. Largely offsetting the earnings decline were higher average realized retail sales prices, the result of rate increases in Minnesota, Montana, North Dakota and Wyoming, and higher retail sales volumes. Retail sales volumes were 6 percent higher than last year due to weather that was 3 percent colder than the first quarter of the prior year. The pass-through of higher natural gas prices resulted in the increase in sales revenues and purchased natural gas sold. For further information on the retail rate increases, see
Part I, Items 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Note 17 of Notes to Consolidated Financial Statements in this Form 10-Q.

Utility Services

     Utility services earnings decreased as a result of lower margins in the Central region, primarily the result of a slow down in inside electrical work, along with lower margins in the Northwest and Southwest regions due to decreased workloads, all reflections of the soft economy. Partially offsetting the decline in earnings were increased line construction workloads and margins in the Rocky Mountain region and increased equipment sale margins.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased as a result of higher transportation volumes of 14 percent, increased gathering volumes of 11 percent and increased storage revenues. The increase in energy services revenue and the related increase in purchased natural gas sold were due to an increase in natural gas prices since the comparable period last year.

Natural Gas and Oil Production

     Natural gas and oil production earnings decreased largely due to the 2002 compromise agreement gain of $27.4 million ($16.6 million after tax), included in 2002 operating revenues, and the $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as discussed in Note 18 and Note 8 of Notes to Consolidated Financial Statements, respectively. Also contributing to the earnings decline were increased depreciation, depletion and amortization expense due to higher natural gas production volumes and higher rates.
Increased operation and maintenance expense, primarily higher lease operating expenses resulting largely from the expansion of coalbed natural gas production and higher general and administrative costs, contributed to the decrease in earnings. Higher interest expense, due primarily to higher average debt balances, also contributed to the earnings decline. Partially offsetting the decrease in earnings were higher realized natural gas prices of 82 percent, higher natural gas production of 20 percent, largely from operated properties in the Rocky Mountain area, and higher average realized oil prices of 46 percent.

Construction Materials and Mining

     The construction materials and mining business experienced lower seasonal losses as a result of increased aggregate volumes and margins and increased construction revenues, partially due to a large harbor-deepening project in southern California, along with higher ready-mixed concrete volumes, all at existing operations. Partially offsetting the earnings improvement were higher depreciation, depletion and amortization expense, partially due to larger volumes produced, higher selling, general and administrative costs, normal seasonal losses from businesses acquired since the comparable period last year and higher fuel costs.

Independent Power Production

     Earnings for the independent power production business increased largely from domestic businesses acquired since the comparable period last year, partially offset by higher interest expense, resulting from higher average debt balances relating to these acquisitions. The Brazilian operations also contributed to the earnings increase. The Company's 49 percent share of net income from its equity investment in Brazil of $495,000 (after tax) was due to higher margins and foreign currency gains, partially offset by plant financing costs and the mark-to-market loss on an embedded derivative in the electric power contract.

Risk Factors and Cautionary Statements that May Affect Future
Results

     The Company is including the following factors and cautionary statements in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Prospective Information. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these factors and cautionary statements.

     Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished.

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

Economic Risks

The recent events leading to the current adverse economic environment may have a general negative impact on the Company's future revenues and may result in a goodwill impairment for Innovatum, Inc., an indirect wholly owned subsidiary of the Company.

     In response to the occurrence of several recent events, including the September 11, 2001, terrorist attack on the United States, the ongoing war against terrorism by the United States and the bankruptcy of several large energy and telecommunications companies and other large enterprises, the financial markets have been highly volatile. An adverse economy could negatively affect the level of governmental expenditures on public projects and the timing of these projects which, in turn, would negatively affect the demand for the Company's products and services.

     Innovatum, Inc. (Innovatum), an indirect wholly owned subsidiary of the Company that specializes in cable and pipeline magnetization and locating, is subject to the economic conditions within the telecommunications and energy industries. Innovatum could face a future goodwill impairment if there is a continued downturn in these sectors. At March 31, 2003, the goodwill amount at Innovatum was approximately $8.3 million. The determination of whether an impairment will occur is dependent on a number of factors, including the level of spending in the telecommunications and energy industries, rapid changes in technology, competitors and potential new customers.

The Company relies on financing sources and capital markets. The Company's inability to access financing may impair its ability to execute the Company's business plans, make capital expenditures or pursue acquisitions that the Company may otherwise rely on for future growth.

     The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

      -  A severe economic downturn
      - The bankruptcy of unrelated companies in the same line of business
      -  Capital market conditions generally
      -  Volatility in commodity prices
      -  Terrorist attacks
      -  Global events

The Company's natural gas and oil production business is dependent on factors including commodity prices which cannot be predicted or controlled.

     These factors include: price fluctuations in natural gas and crude oil prices; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells.

Environmental and Regulatory Risks

Some of the Company's operations are subject to extensive environmental laws and regulations that may increase its costs of operations, impact or limit its business plans, or expose the Company to environmental liabilities. One of the Company's subsidiaries has been sued in connection with its coalbed natural gas development activities.

     The Company is subject to extensive environmental laws and regulations affecting many aspects of its present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions and coalbed natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation that may arise.

     Existing environmental regulations may be revised and new regulations seeking to protect the environment may be adopted or become applicable to the Company. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material effect on the Company's results of operations.

     Fidelity has been named as a defendant in several lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's future development of its coalbed natural gas properties.

The Company is subject to extensive government regulations that may have a negative impact on its business and its results of operations.

     The Company is subject to regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return, financings, industry rate structures, and recovery of purchased power and purchased gas costs. These governmental regulations significantly influence the Company's operating environment and may affect its ability to recover costs from its customers. The Company is required to have numerous permits, approvals and certificates from the agencies that regulate its business. The Company believes the necessary permits, approvals and certificates have been obtained for existing operations and that the Company's business is conducted in accordance with applicable laws; however, the Company is unable to predict the impact on operating results from the future regulatory activities of any of these agencies.

     Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company's results of operations.

Risks Relating to the Company's Independent Power Production
Business

There are risks involved with the growth strategies of the Company's independent power production business. If the Company does not identify a purchaser for the power to be generated from its proposed 113-megawatt coal-fired electric generation station in Montana it may not complete construction or commence operation of that facility, which may result in an asset impairment.

     The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, competition, inability to obtain required governmental permits and approvals and inability to negotiate acceptable acquisition, construction, fuel supply or other material agreements, as well as the risk of performance below expected levels of output or efficiency.

     The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending. The Company purchased plant equipment and obtained all permits necessary to begin construction. NorthWestern Energy terminated the power purchase agreement for the energy from this plant in July 2002; however, the Company is pursuing other markets for the energy and is studying its options regarding this project. The Company has suspended construction activities except for those items of a critical nature. At March 31, 2003, the Company's investment in this project was approximately $27.5 million. If it is not economically feasible for the Company to construct and operate this facility or if alternate markets cannot be identified, an asset impairment may occur.

Risks Relating to Foreign Operations

The value of the Company's investment in foreign operations may diminish due to political, regulatory and economic conditions and changes in currency exchange rates in countries where the Company does business.

     The Company is subject to political, regulatory and economic conditions and changes in currency exchange rates in foreign countries where the Company does business. Significant changes in the political, regulatory or economic environment in these countries could negatively affect the value of the Company's investments located in these countries. Also, since the Company is unable to predict the fluctuations in the foreign currency exchange rates, these fluctuations may have an adverse impact on the Company's results of operations.

     The Company's 49 percent equity method investment in a 220-megawatt natural gas-fired electric generation project in Brazil includes a power purchase agreement that contains an embedded derivative. This embedded derivative derives its value from an annual adjustment factor that largely indexes the contract capacity payments to the U.S. dollar. In addition, from time to time, other derivative instruments may be utilized. The valuation of these financial instruments, including the embedded derivative, can involve judgments, uncertainties and the use of estimates. As a result, changes in the underlying assumptions could affect the reported fair value of these instruments. These instruments could recognize financial losses as a result of volatility in the underlying fair values, or if a counterparty fails to perform.

Other Risks

Competition is increasing in all of the Company's businesses.

     All of the Company's business segments are subject to increased competition. The independent power industry includes numerous strong and capable competitors, many of which have greater resources and more experience in the operation, acquisition and development of power generation facilities. Utility services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties.

Weather conditions can adversely affect the Company's operations and revenues.

     The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities and affect the ability to perform services at the utility services and construction materials and mining businesses. In addition, severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company's results of operations and financial condition.

The Company's financial results may be impacted by important factors described below:

     Following are some specific factors that should be considered for a better understanding of the Company's financial condition. These factors are important factors that may impact the Company's financial results in future periods.

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

MDU Resources Group, Inc.

- 2003 earnings per common share, diluted, before the cumulative effect of the change in accounting for asset retirement obligations as required by the adoption of SFAS No. 143, are projected in the range of $2.00 to $2.25. Including the $7.6 million after-tax cumulative effect of the accounting change, 2003 earnings per common share, diluted, are projected to be in the range of $1.90 to $2.15.

- The Company expects the percentage of 2003 earnings per common share, diluted, after the cumulative effect of an accounting change by quarter to be in the following approximate ranges:

  -    Second Quarter - 19 percent to 24 percent
  -    Third Quarter - 36 percent to 41 percent
  -    Fourth Quarter - 25 percent to 30 percent

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

- A 40-megawatt natural gas-fired peaking unit is under construction near Glendive, Montana at an estimated cost of $20 million, to be operational by June 1, 2003. Montana-Dakota expects to build an additional 80-megawatts of peaking capacity by 2007. These projects are expected to be recovered in rates and will be used to meet Montana-Dakota's need for additional generating capacity.

- Regulatory approval has been received from the North Dakota
  Public Service Commission and the South Dakota Public Utilities
  Commission on Montana-Dakota's plans to purchase energy from a 20-megawatt, wind energy farm in North Dakota. This wind energy farm is expected to be on line by late 2003.

- Montana-Dakota is working with the state of North Dakota to determine the feasibility of constructing a 250-megawatt to 500-megawatt lignite-fired power plant in western North Dakota. The next preliminary decision on this matter is expected in late 2003.

- On April 25, 2003, Montana-Dakota was notified that a new labor contract, effective May 1, 2003 through April 30, 2007, was ratified with the International Brotherhood of Electrical Workers. The existing contract, as described in Items 1 and 2 - Business and Properties - General in the Company's 2002 Form 10-K, was scheduled to expire on April 30, 2003.

- On March 28, 2003, a new coal supply contract with Westmoreland
  Coal Company was signed. The agreement allows for fuel supply to the Lewis & Clark Electric Generating Station effective through
  December 31, 2007.   The prior contract, as described in Items 1 and
  2 - Business and Properties - General in the Company's 2002 Form 10-K, was scheduled to expire on March 31, 2003.

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

- Annual natural gas throughput for 2003 is expected to be approximately 52 million decatherms.

- Montana-Dakota filed an application with the SDPUC seeking an increase in natural gas retail rates of 5.8 percent above current rates. Great Plains filed an application with the MPUC seeking an increase in natural gas retail rates of 6.9 percent above current rates. While Montana-Dakota and Great Plains believe that they should be authorized to increase retail rates in the respective amounts requested, there is no assurance that the increases ultimately allowed will be for the full amounts requested in each jurisdiction. For further information on the natural gas rate increase applications, see Note 17 of Notes to Consolidated Financial Statements.

Utility services

- Revenues for this segment are expected to be in the range of $450 million to $500 million in 2003. During 2002, a number of factors affected margins, including the write-off of certain receivables and restructuring of the engineering function which amounts totaled approximately $5.2 million after tax. This segment anticipates margins in 2003 to increase over 2002 levels.

- This segment's work backlog as of March 31, 2003, was approximately $158 million.

Pipeline and energy services

- In 2003, natural gas throughput from this segment, including both transportation and gathering, is expected to increase slightly over the 2002 record levels.

- A 247-mile pipeline to transport additional natural gas to market and enhance the use of this segment's storage facilities is currently under regulatory review. Depending upon the timing of receiving the necessary regulatory approval, construction could be completed in late 2003.

- Innovatum could face a future goodwill impairment based on certain economic conditions, as previously discussed in Risk Factors and Cautionary Statements that May Affect Future Results.

Natural gas and oil production

- In 2003, this segment expects a combined natural gas and oil production increase of approximately 20 percent over 2002 record levels.

- This segment expects to drill more than 400 wells in 2003.

- This segment had approximately 100 wells related to its coalbed natural gas development in the Powder River Basin in Montana and Wyoming that were not producing natural gas at March 31, 2003, but are expected to begin producing natural gas in the future.

- Natural gas prices in the Rocky Mountain region for May through December 2003 reflected in the Company's 2003 earnings guidance are in the range of $2.50 to $3.00 per Mcf. The Company's estimates for natural gas prices on the NYMEX for May through December 2003 reflected in the Company's 2003 earnings guidance are in the range of $3.00 to $3.50 per Mcf. During 2002, more than half of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for April through December 2003 reflected in the Company's 2003 earnings guidance are in the range of $20 to $25 per barrel.

- This segment has hedged a portion of its 2003 production primarily using collars that establish both a floor and a cap. The Company has entered into agreements representing approximately 40 percent to 45 percent of 2003 estimated annual natural gas production. The agreements are at various indices and range from a low CIG index of $2.94 to a high Ventura index of $4.76 per Mcf. CIG is an index pricing point related to Colorado Interstate Gas Co.'s system and Ventura is an index pricing point related to Northern Natural Gas Co.'s system.

- This segment has hedged a portion of its 2003 oil production.
  The Company has entered into agreements at NYMEX prices with floors of $24.50 and caps as high as $28.12 representing approximately 30 percent to 35 percent of 2003 estimated annual oil production.

- The Company has begun hedging a portion of its 2004 estimated annual natural gas production and will continue to evaluate additional opportunities in the near future.

- Fidelity has been named as a defendant in several lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming.

  In one such case, the United States District Court in Billings, Montana (Federal District Court) held that water produced in association with coalbed natural gas and discharged into rivers and streams was not a pollutant under the Federal Clean Water Act and that state statutes exempt such unaltered groundwater from Montana Pollution Discharge Elimination System permit requirements. On April 10, 2003, the United States Circuit Court of Appeals for the Ninth Circuit (Circuit Court) reversed the Federal District Court's decision. On April 29, 2003, Fidelity filed a motion to stay the effect of the Circuit Court's decision pending the United States Supreme Court's (Supreme Court) final disposition of issues that will be presented to the Supreme Court in a petition for writ of certiorari. On May 5, 2003, the Circuit Court granted Fidelity's motion to stay the effect of its decision pending the Supreme Court's review of the matter. The petition for writ of certiorari must be filed by Fidelity with the Supreme Court on or before July 9, 2003. Fidelity believes the ultimate outcome of the proceeding will not have a material effect on its existing coalbed natural gas operations or future development of its coalbed natural gas properties. In the event a penalty is ultimately imposed in that proceeding, Fidelity believes it will be minimal because any unpermitted discharges were of small amounts, were for a short duration, were quickly remediated and are now fully permitted.

  Fidelity believes the ultimate outcome of other lawsuits filed in connection with its coalbed natural gas development would not have a material effect on its existing coalbed natural gas operations, but could have a material effect on Fidelity's future development of its coalbed natural gas properties.

  For further information on these proceedings, see Risk Factors and Cautionary Statements that May Affect Future Results in this Form 10-Q.

Construction materials and mining

- Excluding the effects of potential future acquisitions, aggregate, asphalt and ready-mixed concrete volumes are expected to remain at or near the record levels achieved in 2002.

- Revenues for this segment in 2003 are expected to be unchanged from 2002 record levels.

- As of mid-April 2003, this segment had over $325 million in work backlog.

- On April 11, 2003, this segment completed acquisitions of a ready-mixed concrete company and a sand, gravel and aggregate product company, both in North Dakota, and an aggregate mining and ready mix supply company in Montana. The companies have combined annual revenues of approximately $21 million.

- Three of the five labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the Company's 2002 Form 10-K, have been ratified and the two remaining contracts are being negotiated. The Company considers its relations with its employees to be satisfactory.

Independent power production

- Earnings projections for 2003 for the independent power production segment include the estimated results from the wind-powered electric generation facility in California, the natural gas-fired generating facilities in Colorado, and the Company's 49-percent ownership in a 220-megawatt natural gas-fired generation project in Brazil. Earnings from this segment are expected to be in the range of $12 million to $17 million in 2003.

- The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending, as previously discussed in Risk Factors and Cautionary Statements that May Affect Future Results.

New Accounting Standards

     In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $22.5 million and a regulatory asset of $493,000, increased net property, plant and equipment by $9.6 million and recognized a one-time cumulative effect charge of $7.6 million (net of deferred tax benefit of $4.8 million).

     In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others" (FIN 45). The Company will apply the initial recognition and initial measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The Company will prospectively apply the provisions of FIN 46 effective January 31, 2003. The Company is currently evaluating the provisions of FIN 46 which are effective for the first fiscal year or interim period beginning after June 15, 2003.

     For further information on SFAS No. 143, SFAS No. 145, FIN 45 and FIN 46, see Note 8 of Notes to Consolidated Financial
Statements.

Critical Accounting Policies

     The Company's critical accounting policies include impairment of long-lived assets and intangibles, impairment testing of natural gas and oil properties, revenue recognition, derivatives, purchase accounting, accounting for the effects of regulation and use of estimates. There are no material changes in the Company's critical accounting policies from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. For more information on critical accounting policies, see Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Commitments

Cash flows

Operating activities --

     Cash flows provided by operating activities in the first quarter of 2003 increased $6.3 million from the comparable 2002 period, the result of higher depreciation, depletion and amortization expense of $8.0 million, resulting largely from increased property, plant and equipment balances and higher production volumes, and the cumulative effect of an accounting change of $7.6 million. Partially offsetting the increase in cash flows from operating activities was a decrease in cash from working capital items of $8.1 million.

Investing activities --

     Cash flows used in investing activities in the first quarter of 2003 increased $93.5 million compared to the comparable 2002 period, the result of an increase in net capital expenditures (capital expenditures, acquisitions, net of cash acquired, and net proceeds from the sale or disposition of property) of $97.3 million, slightly offset by an increase in proceeds from notes receivable of $3.8 million. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $1.1 million and $15.6 million for the first quarter of 2003 and 2002, respectively.

Financing activities --

     Cash flows provided by financing activities in the first quarter of 2003 increased $87.2 million compared to the comparable 2002 period, largely due to an increase in the issuance of long-term debt of $86.8 million.

Defined benefit pension plans

     The Company has qualified noncontributory defined benefit pension plans (Pension Plans). There are no material changes in the Company's Pension Plans from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. For further information on the Company's Pension Plans, see Part II,
Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Capital expenditures

     Net capital expenditures, including the issuance of the Company's equity securities, for the first three months of 2003 were $162.1 million and are estimated to be approximately $490 million for the year 2003. Estimated capital expenditures include those for:

     -  Completed acquisitions
     - System upgrades, including a 40-megawatt natural gas-fired peaking unit, as previously discussed
     -  Routine replacements
     -  Service extensions
     -  Routine equipment maintenance and replacements
     -  Land and building improvements
     - Pipeline and gathering expansion projects, including a 247-mile pipeline, as previously discussed
     - The further enhancement of natural gas and oil production and reserve growth
     - Power generation opportunities, including certain construction costs for a 113-megawatt coal-fired electric generation station, as previously discussed
     -  Other growth opportunities

     Approximately 25 percent of estimated 2003 net capital expenditures are for completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2003 capital expenditures referred to above. It is anticipated that the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, commercial paper credit facilities at Centennial and MDU Resources, as described below, and through the issuance of long-term debt and the Company's equity securities.

     The estimated 2003 capital expenditures referred to above include completed 2003 acquisitions involving a wind-powered electric generation facility in California and construction materials and mining businesses in Montana and North Dakota. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

     Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at March 31, 2003.

MDU Resources Group, Inc.

     The Company has unsecured short-term bank lines of credit from several banks totaling $46 million and a revolving credit agreement with various banks totaling $50 million at March 31, 2003. The bank lines of credit provide for commitment fees at varying rates. There were no amounts outstanding under the bank lines of credit or the credit agreement at March 31, 2003. The bank lines of credit and the credit agreement support the Company's $75 million commercial paper program. Under the Company's commercial paper program, $40.0 million was outstanding at March 31, 2003. The commercial paper borrowings are classified as long-term debt as the Company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings and as further supported by the credit agreement, which allows for subsequent borrowings up to a term of one year. The Company intends to renew or replace the existing credit agreement, which expires December 30, 2003.

     The Company's goal is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. If the Company were to experience a minor downgrade of its credit ratings, it would not anticipate any change in its ability to access the capital markets. However, in such event, the Company would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If the Company were to experience a significant downgrade of its credit ratings, which it does not currently anticipate, it may need to borrow under its credit agreement and/or bank lines of credit.

     To the extent the Company needs to borrow under its credit agreement and/or bank lines of credit, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $60,000 (after tax) based on March 31, 2003, variable rate borrowings. Based on the Company's overall interest rate exposure at March 31, 2003, this change would not have a material effect on the Company's results of operations or cash flows.

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

     In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at March 31, 2003. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

     Currently, there are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

     The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of March 31, 2003, the Company could have issued approximately $333 million of additional first mortgage bonds.

     The Company's coverage of fixed charges including preferred dividends was 4.6 times and 4.8 times for the twelve months ended March 31, 2003 and December 31, 2002, respectively. Additionally, the Company's first mortgage bond interest coverage was 7.9 times and 7.7 times for the twelve months ended March 31, 2003 and December 31, 2002, respectively. Common stockholders' equity as a percent of total capitalization was 58 percent and 60 percent at March 31, 2003 and December 31, 2002, respectively.

Centennial Energy Holdings, Inc.

     Centennial has a revolving credit agreement with various banks that supports $330 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreement at March 31, 2003. Under the Centennial commercial paper program, $150.6 million was outstanding at March 31, 2003. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 26, 2003.

     Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $399.6 million was outstanding at March 31, 2003. In the future, Centennial intends to pursue other financing arrangements, including private and/or public financing.

     Centennial's goal is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. If Centennial were to experience a minor downgrade of its credit ratings, it would not anticipate any change in its ability to access the capital markets. However, in such event, Centennial would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If Centennial were to experience a significant downgrade of its credit ratings, which it does not currently anticipate, it may need to borrow under its committed bank lines.

     To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $226,000 (after tax) based on March 31, 2003, variable rate borrowings.
Based on Centennial's overall interest rate exposure at March 31, 2003, this change would not have a material effect on the Company's results of operations or cash flows.

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

     In order to borrow under Centennial's credit agreement and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at March 31, 2003. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Centennial Energy Resources International Inc

     Centennial International has a short-term credit agreement that allows for borrowings of up to $25 million. Under this agreement, $12.5 million was outstanding at March 31, 2003. Centennial International is currently evaluating the renewal/extension of this credit agreement, which expires June 30, 2003. Centennial has guaranteed this short-term credit agreement.

     In order to borrow under the credit facility, the subsidiary must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on sale of assets and limitation on loans and investments. This subsidiary was in compliance with these covenants and met the required conditions at March 31, 2003. In the event this subsidiary does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Williston Basin Interstate Pipeline Company

     Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $30.0 million was outstanding at March 31, 2003.

     In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at March 31, 2003. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Contractual obligations and commercial commitments

     There are no material changes in the Company's contractual obligations on long-term debt, operating leases and purchase commitments from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Centennial has financial guarantees outstanding at March 31, 2003. These guarantees pertain to Centennial's guarantee of certain obligations in connection with the natural gas-fired electric generation station in Brazil and as of March 31, 2003, are approximately $64.7 million. As of March 31, 2003, with respect to these guarantees, there was approximately $12.7 million outstanding through 2003, $8.7 million outstanding through 2004 and $43.3 million outstanding through 2006. These guarantees are not reflected in the consolidated financial statements. For more information on these guarantees, see Note 18 of Notes to Consolidated Financial Statements.

     As of March 31, 2003, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $232 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries, entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. A large portion of these contingent commitments expire in 2003, however Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Pre-approval of services provided by independent auditors

     During the first quarter of 2003, the Company's Audit Committee pre-approved certain services related to the 2003 annual audit and certain risk management advisory services in connection with international operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

Commodity price risk --

     A subsidiary of the Company utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the subsidiary's forecasted sales of natural gas and oil production. For more information on commodity price risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and Note 12 of Notes to Consolidated Financial Statements in this Form 10-Q.

     The following table summarizes hedge agreements entered into by a wholly owned subsidiary of the Company, as of March 31, 2003.
These agreements call for the subsidiary to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2003                $    4.14        2,156         $(494)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2003                $3.33/$3.89     16,851      $(13,720)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreements
    maturing in 2003      $24.50/$27.62       481         $(474)


Interest rate risk --

     There are no material changes to interest rate risk faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. For more information on interest rate risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Foreign currency risk --

     MDU Brasil has a 49 percent equity investment in a 220-megawatt natural gas-fired electric generation project (Project) in Brazil, which has a portion of its borrowings and payables denominated in U.S. dollars. MDU Brasil has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. dollar and the Brazilian real. The functional currency for the Project is the Brazilian real. For further information on this investment, see Note 10 of Notes to Consolidated Financial Statements.

     MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian real, including the effects of changes in currency exchange rates with respect to the Project's U.S. dollar denominated obligations, excluding a U.S. dollar denominated loan from Centennial International as discussed below. At March 31, 2003, these U.S. dollar denominated obligations approximated $52.5 million. If, for example, the value of the Brazilian real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Project, would record a foreign currency transaction loss in net income of approximately $2.3 million based on the above U.S. dollar denominated obligations at March 31, 2003. The Project also had US$37.3 million of Brazilian real denominated obligations at March 31, 2003.

     Adjustments attributable to the translation from the Brazilian real to the U.S. dollar for assets, liabilities, revenues and expenses were recorded in accumulated other comprehensive income
(loss) at March 31, 2003. Foreign currency translation adjustments on the Project's U.S. dollar denominated borrowings payable to the subsidiary of $20.0 million at March 31, 2003, are recorded in accumulated other comprehensive income (loss).

     Centennial International's investment in this Project at March 31, 2003, was $20.5 million. Centennial has guaranteed Project obligations and loans of approximately $64.7 million as of March 31, 2003.

     MDU Brasil is managing a portion of its foreign currency exchange risk through contractual provisions, that are largely indexed to the U.S. dollar, contained in the Project's power purchase agreement with Petrobras. The Company has also historically used derivative instruments to manage a portion of the Company's foreign currency risk and may utilize such instruments in the future.

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


                    PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On April 10, 2003, the State District Court for Stevens County, Kansas denied the motion for certification of the Quinque legal proceeding as a class action. On April 22, 2003, the State District Court stayed proceedings on all motions pending the filing of a motion for leave to amend by the plaintiffs. On May 12, 2003, the plaintiffs filed a motion to file an amended class action petition. Neither Williston Basin nor Montana-Dakota were named as defendants in the proposed amended class action petition, which is currently pending.

     For more information on the above legal action see Note 18 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between January 1, 2003 and March 31, 2003, the Company issued 53,891 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company in the acquisition of a business acquired by the Company in a prior period. The Common Stock and Rights issued by the Company in this transaction were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on
April 22, 2003.  One proposal was submitted to stockholders as described in the Company's Proxy Statement dated March 7, 2003, and was voted upon and approved by stockholders at the meeting.  The table below briefly describes the proposal and the results of the stockholder votes.
                                              Shares
                                  Shares    Against or                Broker
                                    For      Withheld   Abstentions  Non-Votes

Proposal to elect three directors:

 For terms expiring in 2006 --
 Harry J. Pearce                65,272,526   462,795         ---        ---
 Homer A. Scott, Jr.            65,219,081   516,240         ---        ---
 Sister Thomas Welder, O.S.B.   65,200,782   534,539         ---        ---


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

   12     Computation of Ratio of Earnings to Fixed Charges and
          Combined Fixed Charges and Preferred Stock Dividends

   99     Statement Furnished Pursuant to Section 906 of
          Sarbanes - Oxley Act of 2002

b) Reports on Form 8-K

   Form 8-K was filed on March 13, 2003.  Under Item 5 -- Other
   Events and Item 7 -- Financial Statements and Exhibits, the
   Company reported the press release issued March 11, 2003, regarding revised earnings guidance for 2003.

   Form 8-K was filed on January 29, 2003.  Under Item 5 -- Other
   Events and Item 7 -- Financial Statements and Exhibits, the
   Company reported the press release issued January 27, 2003, regarding earnings for 2002.


                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE:  May 14, 2003            BY   /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY   /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Senior Vice President,
                                     Controller and Chief
                                     Accounting Officer


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




Date:  May 14, 2003                /s/ Martin A. White
                                   Martin A. White
                                   Chairman of the Board, President
                                     and Chief Executive Officer


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



Date:  May 14, 2003                /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief Financial
                                     Officer


                            EXHIBIT INDEX


Exhibit No.

12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock
        Dividends

99      Statement Furnished Pursuant to Section 906 of
        Sarbanes - Oxley Act of 2002