Form 10-Q
period 2003-06-30
MDU RESOURCES GROUP INC
filed 2003-08-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of August 6, 2003:  75,476,937 shares.


                            INTRODUCTION


    This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions. In addition to the risk factors and cautionary statements included in this Form 10-Q at Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Cautionary Statements that May Affect Future Results, the following are some other factors that should be considered for a better understanding of MDU Resources Group, Inc.'s (Company) financial condition. These other factors may impact the Company's financial results in future periods.

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

    The Company is a diversified natural resource company which was incorporated under the laws of the state of Delaware in 1924. Its principal executive offices are at the Schuchart Building, 918 East Divide Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 222-7900.

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

    Knife River mines aggregates and markets crushed stone, sand, gravel and other related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the north central and western United States and in the states of Alaska, Hawaii and Texas.

    Utility Services is a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility Services also provides related specialty equipment manufacturing, sales and rental services.

    Centennial Resources owns electric generating facilities in the United States and has an investment in an electric generating facility in Brazil. Electric capacity and energy produced at these facilities are sold under long-term contracts to nonaffiliated entities. Centennial Resources includes investments in potential new growth opportunities that are not directly being pursued by the other business units, as well as projects outside the United States which are consistent with the Company's philosophy, growth strategy and areas of expertise. These activities are reflected in independent power production and other.

    Centennial Capital insures and reinsures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive program is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property and contract rights. These activities are reflected in independent power production and other.


                                INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 2003 and 2002

  Consolidated Balance Sheets --
    June 30, 2003 and 2002, and December 31, 2002

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 2003 and 2002

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

  Quantitative and Qualitative Disclosures About Market Risk

  Controls and Procedures

Part II -- Other Information

Signatures

Exhibit Index

Exhibits


                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                            Three Months       Six Months
                                                Ended             Ended
                                               June 30,           June 30,
                                            2003     2002      2003     2002
                                       (In thousands, except per share amounts)

Operating revenues:
  Electric, natural gas distribution and
    pipeline and energy services         $128,175  $106,522  $324,045  $238,104
  Utility services, natural gas and oil
    production, construction materials
    and mining and other                  420,044   373,696   691,928   624,049
                                          548,219   480,218 1,015,973   862,153

Operating expenses:
 Fuel and purchased power                  13,262    13,124    28,669    27,068
 Purchased natural gas sold                27,625    19,781   103,731    55,476
  Operation and maintenance:
   Electric, natural gas distribution and
    pipeline and energy services           34,313    31,516    71,478    65,360
   Utility services, natural gas and oil
    production, construction materials
    and mining and other                  332,003   310,860   554,383   512,530
 Depreciation, depletion and amortization  46,911    37,845    90,976    73,948
 Taxes, other than income                  19,420    15,897    39,103    30,779
                                          473,534   429,023   888,340   765,161

Operating income                           74,685    51,195   127,633    96,992

Other income -- net                         4,949     1,230     8,632     4,819

Interest expense                           12,820    10,977    25,679    21,522

Income before income taxes                 66,814    41,448   110,586    80,289

Income taxes                               23,341    16,595    39,416    31,714

Income before cumulative effect of
 accounting change                         43,473    24,853    71,170    48,575

Cumulative effect of accounting
 change (Note 8)                              ---       ---    (7,589)      ---

Net income                                 43,473    24,853    63,581    48,575

Dividends on preferred stocks                 188       189       375       378

Earnings on common stock                 $ 43,285  $ 24,664  $ 63,206  $ 48,197

Earnings per common share -- basic:
  Earnings before cumulative effect of
    accounting change                    $    .59  $    .35  $    .96  $    .69
  Cumulative effect of accounting change      ---       ---      (.10)      ---
  Earnings per common share -- basic     $    .59  $    .35  $    .86  $    .69

Earnings per common share -- diluted:
  Earnings before cumulative effect of
    accounting change                    $    .58  $    .35  $    .95  $    .68
  Cumulative effect of accounting change      ---       ---      (.10)      ---
  Earnings per common share -- diluted   $    .58  $    .35  $    .85  $    .68

Dividends per common share               $    .24  $    .23  $    .48  $    .46

Weighted average common shares
  outstanding -- basic                     73,734    70,456    73,641    69,965

Weighted average common shares
  outstanding -- diluted                   74,355    71,027    74,189    70,502

Pro forma amounts assuming retroactive
  application of accounting change:
  Net income                             $ 43,473  $ 24,255  $ 71,170  $ 47,381
  Earnings per common share -- basic     $    .59  $    .34  $    .96  $    .67
  Earnings per common share -- diluted   $    .58  $    .34  $    .95  $    .67


   The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                         June 30,    June 30,   December 31,
                                           2003        2002         2002
                                             (In thousands, except shares
                                                and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents             $   66,342  $   48,350   $   67,556
  Receivables, net                         348,209     312,115      325,395
  Inventories                               97,490      83,565       93,123
  Deferred income taxes                      7,585      16,534        8,877
  Prepayments and other current assets      54,929      71,728       42,597
                                           574,555     532,292      537,548
Investments                                 42,112      36,910       42,864
Property, plant and equipment            3,198,873   2,748,707    2,961,808
  Less accumulated depreciation,
    depletion and amortization           1,165,575   1,003,978    1,079,110
                                         2,033,298   1,744,729    1,882,698
Deferred charges and other assets:
  Goodwill                                 196,394     182,021      190,999
  Other intangible assets, net             187,949     172,973      176,164
  Other                                    103,352     105,854      106,976
                                           487,695     460,848      474,139
                                        $3,137,660  $2,774,779   $2,937,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                 $    5,500  $    4,500   $   20,000
  Long-term debt and preferred
    stock due within one year               17,938      15,442       22,183
  Accounts payable                         163,033     124,560      132,120
  Taxes payable                             12,999      11,747       13,108
  Dividends payable                         18,005      16,617       17,959
  Other accrued liabilities                104,667      91,395       94,275
                                           322,142     264,261      299,645
Long-term debt                             938,609     834,900      819,558
Deferred credits and other liabilities:
  Deferred income taxes                    379,608     355,720      374,097
  Other liabilities                        168,466     139,125      144,004
                                           548,074     494,845      518,101
Preferred stock subject to mandatory
  redemption                                 1,200       1,300        1,200
Commitments and contingencies
Stockholders' equity:
  Preferred stocks                          15,000      15,000       15,000
  Common stockholders' equity:
    Common stock (Shares issued --
      $1.00 par value, 74,479,251
      at June 30, 2003, 71,664,751 at
      June 30, 2002 and 74,282,038 at
      December 31, 2002)                    74,479      71,665       74,282
    Other paid-in capital                  755,017     688,812      748,095
    Retained earnings                      502,403     410,224      474,798
    Accumulated other comprehensive
      loss                                 (15,638)     (2,602)      (9,804)
    Treasury stock at cost - 239,521
      shares                                (3,626)     (3,626)      (3,626)
    Total common stockholders' equity    1,312,635   1,164,473    1,283,745
    Total stockholders' equity           1,327,635   1,179,473    1,298,745
                                        $3,137,660  $2,774,779   $2,937,249

The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                          2003       2002
                                                           (In thousands)
Operating activities:
Net income                                               $ 63,581  $ 48,575
Cumulative effect of accounting change                      7,589       ---
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation, depletion and amortization                 90,976    73,948
  Deferred income taxes and investment tax credit          11,547     4,870
  Changes in current assets and liabilities, net of
    acquisitions:
    Receivables                                           (20,044)  (17,220)
    Inventories                                            (1,399)   14,325
    Other current assets                                  (17,284)  (31,198)
    Accounts payable                                       24,399     9,898
    Other current liabilities                               3,024    (4,804)
  Other noncurrent changes                                  3,247       552

Net cash provided by operating activities                 165,636    98,946

Investing activities:
Capital expenditures                                     (130,780) (114,020)
Acquisitions, net of cash acquired                       (115,246)  (14,963)
Net proceeds from sale or disposition of property           6,984     4,402
Investments                                                   752     1,288
Proceeds from notes receivable                              7,812     4,000

Net cash used in investing activities                    (230,478) (119,293)

Financing activities:
Net change in short-term borrowings                       (14,500)    4,500
Issuance of long-term debt                                214,084    78,237
Repayment of long-term debt                              (100,168)  (23,037)
Proceeds from issuance of common stock, net                   188       178
Dividends paid                                            (35,976)  (32,992)

Net cash provided by financing activities                  63,628    26,886

Increase (decrease) in cash and cash equivalents           (1,214)    6,539
Cash and cash equivalents -- beginning of year             67,556    41,811

Cash and cash equivalents -- end of period              $  66,342  $ 48,350


The accompanying notes are an integral part of these consolidated statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       June 30, 2003 and 2002
                             (Unaudited)

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

3.   Allowance for doubtful accounts

          The Company's allowance for doubtful accounts as of June 30, 2003 and 2002, and December 31, 2002, was $8.3
     million, $8.4 million and $8.2 million, respectively.

 4.  Earnings per common share

          Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months and six months ended June 30, 2003, 139,870 shares and 2,333,480 shares, respectively, with an average exercise price of $36.85 and $30.16, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three months and six months ended June 30, 2002, 150,630 shares and 2,567,050 shares, respectively, with an average exercise price of $36.86 and $30.15, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Common stock outstanding includes issued shares less shares held in treasury.

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

          The following table illustrates the effect on earnings and earnings per common share as if the Company had applied Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" to its stock-based compensation:
                                               Three Months Ended
                                                    June 30,
                                                 2003       2002
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as reported     $ 43,285   $ 24,664
     Total stock-based compensation
       expense determined under fair value
       method for all awards, net of related
       tax effects                                 (717)      (912)
     Pro forma earnings on common stock        $ 42,568   $ 23,752

     Earnings per common share -- basic --
       as reported:
       Earnings before cumulative effect of
         accounting change                     $    .59   $    .35
       Cumulative effect of accounting change       ---        ---
       Earnings per common share -- basic      $    .59   $    .35

     Earnings per common share -- basic --
       pro forma:
       Earnings before cumulative effect of
         accounting change                     $    .58   $    .34
       Cumulative effect of accounting change       ---        ---
       Earnings per common share -- basic      $    .58   $    .34

     Earnings per common share -- diluted --
       as reported:
       Earnings before cumulative effect of
         accounting change                     $    .58   $    .35
       Cumulative effect of accounting change       ---        ---
       Earnings per common share -- diluted    $    .58   $    .35

     Earnings per common share -- diluted --
       pro forma:
       Earnings before cumulative effect of
         accounting change                     $    .57   $    .33
       Cumulative effect of accounting change       ---        ---
       Earnings per common share -- diluted    $    .57   $    .33

                                                Six Months Ended
                                                    June 30,
                                                 2003       2002
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as reported     $ 63,206   $ 48,197
     Total stock-based compensation
       expense determined under fair value
       method for all awards, net of related
       tax effects                               (1,307)    (1,600)
     Pro forma earnings on common stock        $ 61,899   $ 46,597

     Earnings per common share -- basic --
       as reported:
       Earnings before cumulative effect of
         accounting change                     $    .96   $    .69
       Cumulative effect of accounting change      (.10)       ---
       Earnings per common share -- basic      $    .86   $    .69

     Earnings per common share -- basic --
       pro forma:
       Earnings before cumulative effect of
         accounting change                      $    .94  $    .67
       Cumulative effect of accounting change       (.10)      ---
       Earnings per common share -- basic       $    .84  $    .67

     Earnings per common share -- diluted --
       as reported:
       Earnings before cumulative effect of
         accounting change                      $    .95  $    .68
       Cumulative effect of accounting change       (.10)      ---
       Earnings per common share -- diluted     $    .85  $    .68

     Earnings per common share -- diluted --
       pro forma:
       Earnings before cumulative effect of
         accounting change                      $    .94  $    .66
       Cumulative effect of accounting change       (.10)      ---
       Earnings per common share -- diluted     $    .84  $    .66

 6.  Cash flow information

          Cash expenditures for interest and income taxes were as
     follows:
                                                Six Months Ended
                                                    June 30,
                                                 2003       2002
                                                 (In thousands)

     Interest, net of amount capitalized       $ 23,316   $ 19,236
     Income taxes                              $ 31,263   $ 40,589

 7.  Reclassifications

          Certain reclassifications have been made in the financial statements for the prior period to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

 8.  New accounting standards

          In June 2001, the FASB approved SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB also approved SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period.
     The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in property, plant and equipment related to its natural gas and oil production business upon adoption of SFAS No. 142. The Company has included such mineral rights as part of property, plant and equipment under the full cost method of accounting for natural gas and oil properties. The SEC has recently questioned under SFAS No. 142 whether contractual mineral rights should be classified as intangible rather than as part of property, plant and equipment and has referred this accounting matter to the Emerging Issues Task Force and is continuing its dialog with the FASB Staff. The resolution of this matter may result in certain reclassifications to the Company's Consolidated Balance Sheets, as well as changes to the Company's Notes to Consolidated Financial Statements in the future. The applicable provisions of SFAS No. 141 and SFAS
     No. 142 only impact balance sheet and associated footnote disclosure, so any reclassifications that might be required in the future will not impact the Company's cash flows or results of operations. The Company believes that the resolution of this matter will not have a material effect on the Company's financial position because the mineral rights acquired by its natural gas and oil production business after the June 30, 2001, effective date are not material.

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

          The Company evaluated the provisions of FIN 46 for entities created before February 1, 2003. Based on this evaluation, the Company determined that MPX Holdings, Ltda.
     (MPX) is a variable interest entity. MPX was formed in August 2001, as a result of MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, entering into a joint venture agreement with a Brazilian firm. MDU Brasil has a 49 percent interest in MPX. Although the Company has determined that MPX is a variable interest entity, MDU Brasil is not considered the primary beneficiary of MPX because MDU Brasil does not absorb a majority of MPX's expected losses or receive a majority of MPX's expected residual returns. Therefore, MDU Brasil does not have a controlling financial interest in MPX and is not required to consolidate MPX in its financial statements. MPX is being accounted for under the equity method of accounting. For more information on the equity method investment, see Note 10. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 provides clarification on the financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities; and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will apply SFAS No. 150 to any financial instruments entered into or modified after May 31, 2003. The Company is currently evaluating the effect of SFAS No. 150 for financial instruments entered into on or before May 31, 2003, on its financial position and results of operations.

 9.  Comprehensive income

          Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive loss resulted from gains (losses) on derivative instruments qualifying as hedges, a minimum pension liability adjustment and foreign currency translation adjustments.

          The Company's comprehensive income, and the components of other comprehensive loss, and their related tax effects, were as follows:

                                                 Three Months Ended
                                                      June 30,
                                                    2003      2002
                                                   (In thousands)

     Net income                                   $ 43,473  $ 24,853
      Other comprehensive loss --
        Net unrealized gain (loss) on derivative
         instruments qualifying as hedges:
         Net unrealized gain (loss) on
          derivative instruments arising during
          the period, net of tax of $2,241 and
          $1,110 in 2003 and 2002, respectively     (3,587)    1,700
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $1,871 and $58 in
          2003 and 2002, respectively               (2,926)       90
       Net unrealized gain (loss) on derivative
        instruments qualifying as hedges              (661)    1,610
       Minimum pension liability adjustment,
        net of tax of $2,781 in 2002                   ---    (4,340)
       Foreign currency translation adjustment        (475)      ---
                                                    (1,136)   (2,730)
     Comprehensive income                         $ 42,337  $ 22,123

                                                   Six Months Ended
                                                       June 30,
                                                    2003      2002
                                                    (In thousands)

     Net income                                   $ 63,581  $ 48,575
      Other comprehensive loss --
       Net unrealized loss on derivative
        instruments qualifying as hedges:
         Net unrealized gain (loss) on derivative
          instruments arising during the
          period, net of tax of $4,635 and
          $574 in 2003 and 2002, respectively       (7,331)      880
         Less:  Reclassification adjustment for
          gain (loss) on derivative instruments
          included in net income, net of
          tax of $1,440 and $888 in
          2003 and 2002, respectively               (2,252)    1,360
       Net unrealized loss on derivative
        instruments qualifying as hedges            (5,079)     (480)
       Minimum pension liability adjustment,
        net of tax of $2,781 in 2002                   ---    (4,340)
       Foreign currency translation adjustment        (755)      ---
                                                    (5,834)   (4,820)
     Comprehensive income                         $ 57,747  $ 43,755

10.  Equity method investment

          In August 2001, MDU Brasil entered into a joint venture agreement with a Brazilian firm under which the parties formed MPX. MDU Brasil has a 49 percent interest in MPX which is a variable interest entity, as discussed in Note 8. However, MDU Brasil does not have a controlling financial interest in MPX and is not required to consolidate MPX in its financial statements. Therefore, MPX is being accounted for under the equity method of accounting. MPX, through a wholly owned subsidiary, owns a 220-megawatt natural gas-fired power plant (Project) in the Brazilian state of Ceara. MPX has assets at June 30, 2003, of approximately $95 million. Petrobras, the Brazilian state-controlled energy company, has agreed to purchase all of the capacity and market all of the Project's energy. The power purchase agreement with Petrobras expires in May 2008 and is renewable for an additional 13 years. The functional currency for the Project is the Brazilian real. The power purchase agreement with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. For the three and six months ended June 30, 2003, the Company's 49 percent share of the loss from the embedded derivative in the power purchase agreement was $4.5 million (after tax) and $6.0 million (after tax), respectively. In addition, the Company's 49 percent share of the foreign currency gains resulting from revaluation of the Brazilian real totaled $2.2 million (after tax) and $3.1 million (after tax) for the three months and six months ended June 30, 2003, respectively.

          The Company's investment in the Project has been accounted for under the equity method of accounting, and the Company's share of net income, including the previously mentioned foreign currency gain and loss from the embedded derivative in the power purchase agreement, for the three months and six months ended June 30, 2003, of $1.3 million and $1.8 million, respectively, was included in other income - net. At June 30, 2003 and 2002, and December 31, 2002, the Company's investment in the Project was approximately $20.6 million, $23.8 million and $27.8 million, respectively.

11.  Goodwill and other intangible assets

          The changes in the carrying amount of goodwill were as follows:

                                             Net
                                           Goodwill
                                           Acquired
                               Balance    and Other       Balance
                                as of      Changes         as of
     Six Months               January 1,    During        June 30,
     Ended June 30, 2003         2003      the Year*        2003
                                        (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,487         127         62,614
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               111,887       5,268        117,155
     Independent power
       production and other       7,131         ---          7,131
     Total                    $ 190,999    $  5,395      $ 196,394


                                             Net
                                           Goodwill
                                           Acquired
                               Balance    and Other       Balance
                                as of      Changes         as of
     Six Months               January 1,    During        June 30,
     Ended June 30, 2002         2002      the Year*        2002
                                        (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            61,909        (738)        61,171
     Pipeline and energy
       services                   9,336         158          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               102,752       8,604        111,356
     Independent power
       production and other         ---         ---            ---
     Total                    $ 173,997    $  8,024      $ 182,021


                                             Net
                                           Goodwill
                                           Acquired
                               Balance    and Other       Balance
                                as of      Changes         as of
     Year Ended               January 1,    During      December 31,
     December 31, 2002           2002      the Year*        2002
                                        (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            61,909         578         62,487
     Pipeline and energy
       services                   9,336         158          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               102,752       9,135        111,887
     Independent power
       production and other         ---       7,131          7,131
     Total                    $ 173,997    $ 17,002      $ 190,999

     _________________
     * Includes purchase price adjustments related to acquisitions acquired in a prior period.

          Other intangible assets were as follows:

                                  June 30,     June 30,  December 31,
                                    2003         2002       2002
                                            (In thousands)
     Amortizable intangible
       assets:
       Leasehold rights           $176,583     $170,496     $172,496
       Accumulated amortization     (9,211)      (5,451)      (7,494)
                                   167,372      165,045      165,002

       Noncompete agreements        12,075       12,090       12,075
       Accumulated amortization     (9,552)      (9,096)      (9,366)
                                     2,523        2,994        2,709

       Other                        17,719        5,149        7,224
       Accumulated amortization     (1,268)        (215)        (374)
                                    16,451        4,934        6,850
     Unamortizable intangible
       assets                        1,603          ---        1,603
     Total                        $187,949     $172,973     $176,164

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

          Amortization expense for amortizable intangible assets for the three months and six months ended June 30, 2003, was $1.6 million and $2.8 million, respectively. Amortization expense for amortizable intangible assets for the three months and six months ended June 30, 2002, and for the year ended December 31, 2002, was $472,000, $703,000 and $3.4 million, respectively.
     Estimated amortization expense for amortizable intangible assets is $6.0 million in 2003, $6.1 million in 2004, $6.2 million in 2005, $5.1 million in 2006, $5.0 million in 2007 and $160.7 million thereafter.

          For more information on goodwill and other intangible assets, see Note 8.

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

          As of June 30, 2003, a subsidiary of the Company held derivative instruments designated as cash flow hedging instruments.

     Hedging activities

          A subsidiary of the Company utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the subsidiary's forecasted sales of natural gas and oil production.

          For the three months and six months ended June 30, 2003 and 2002, the amount of hedge ineffectiveness recognized, which was included in operating revenues, was immaterial. For the three months and six months ended June 30, 2003 and 2002, the subsidiary did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

          Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2003, the maximum term of the subsidiary's swap and collar agreements, in which the subsidiary of the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, is 18 months. The subsidiary of the Company estimates that over the next twelve months net losses of approximately $9.2 million (after tax) will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

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

          A reconciliation of the Company's liability was as follows:
                                                 For the Six
                                                 Months Ended
                                                June 30, 2003
                                                (In thousands)

     January 1, 2003                               $  29,997
     Liabilities incurred                                548
     Liabilities acquired                                626
     Liabilities settled                                (263)
     Accretion expense                                   948
                                                   $  31,856

          This liability is included in other liabilities. If SFAS No. 143 had been in effect during 2002, the Company's liability would have been approximately $27.0 million and $28.1 million at January 1, 2002, and June 30, 2002, respectively.

          The fair value of assets that are legally restricted for purposes of settling asset retirement obligations at June 30, 2003, was $5.3 million.

14.  Long-term debt

          Centennial borrowed an additional $39 million in the first quarter of 2003 under its long-term master shelf agreement. Under the terms of the master shelf agreement, $394.6 million was outstanding at June 30, 2003. In addition, Centennial entered into a $125 million note purchase agreement on June 27, 2003. The $125 million in proceeds was used to pay down Centennial commercial paper program borrowings. Borrowings outstanding that were classified as long-term debt under the Company's and Centennial's commercial paper programs totaled $108.1 million at June 30, 2003, compared to $151.9 million at December 31, 2002.

15.  Business segment data

          The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The Company has six reportable segments consisting of electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production and construction materials and mining. During the fourth quarter of 2002, the Company separated independent power production and other operations from its reportable segments. The independent power production and other operations do not individually meet the criteria to be considered a reportable segment. All prior period information has been restated to reflect this change.

          The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which consist largely of an investment in a natural gas-fired electric generation station in Brazil as discussed in Note 10. The electric segment generates, transmits and distributes electricity and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment consists of a diversified infrastructure company specializing in electric, gas and telecommunication utility construction, as well as industrial and commercial electrical, exterior lighting and traffic signalization throughout most of the United States. Utility services also provides related specialty equipment manufacturing, sales and rental services. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration and production activities primarily in the Rocky Mountain region of the United States and in the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the north central and western United States and in the states of Alaska, Hawaii and Texas. The independent power production and other operations include electric generating facilities in the United States and Brazil and investments in potential new growth opportunities that are not directly being pursued by the Company's other businesses.

          The information below follows the same accounting policies as described in Note 1 of the Company's 2002 Annual Report.
     Information on the Company's businesses was as follows:

                                               Inter-
                                External      segment       Earnings
                                Operating    Operating     on Common
                                Revenues     Revenues        Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2003

     Electric                  $  38,049     $     ---    $   1,766
     Natural gas distribution     42,409           ---       (1,291)
     Pipeline and energy
       services                   47,717         8,508        5,083
                                 128,175         8,508        5,558
     Utility services            108,928           ---        1,515
     Natural gas and oil
       production                 36,746        27,912       17,866
     Construction materials
       and mining                264,129           ---       12,803
     Independent power
       production and other       10,241           740        5,543
                                 420,044        28,652       37,727
     Intersegment eliminations       ---       (37,160)         ---
     Total                     $ 548,219     $     ---    $  43,285

     Three Months
     Ended June 30, 2002

     Electric                  $  36,292     $     ---    $   1,673
     Natural gas distribution     34,120           ---         (815)
     Pipeline and energy
       services                   36,110         8,420        4,610
                                 106,522         8,420        5,468
     Utility services            116,344           ---          834
     Natural gas and oil
       production                 27,775        15,989        9,341
     Construction materials
       and mining                229,577           ---       10,881
     Independent power
       production and other          ---           847       (1,860)
                                 373,696        16,836       19,196
     Intersegment eliminations       ---       (25,256)         ---
     Total                     $ 480,218     $     ---    $  24,664


                                               Inter-
                                 External     segment      Earnings
                                Operating    Operating    on Common
                                 Revenues    Revenues       Stock
                                           (In thousands)
     Six Months
     Ended June 30, 2003

     Electric                  $  83,720     $     ---    $   6,583
     Natural gas distribution    153,397           ---        2,954
     Pipeline and energy
       services                   86,928        30,427        9,394
                                 324,045        30,427       18,931
     Utility services            212,591           ---        2,625
     Natural gas and oil
       production                 77,865        55,816       29,532
     Construction materials
       and mining                384,882           ---        5,363
     Independent power
       production and other       16,590         1,481        6,755
                                 691,928        57,297       44,275
     Intersegment eliminations       ---       (87,724)         ---
     Total                    $1,015,973     $     ---    $  63,206


     Six Months
     Ended June 30, 2002

     Electric                  $  76,362     $     ---    $   5,164
     Natural gas distribution    105,832           ---        3,701
     Pipeline and energy
       services                   55,910        30,323        7,514
                                 238,104        30,323       16,379
     Utility services            224,631           ---        2,184
     Natural gas and oil
       production                 76,509        29,663       30,411
     Construction materials
       and mining                322,909           ---        1,160
     Independent power
       production and other          ---         1,694       (1,937)
                                 624,049        31,357       31,818
     Intersegment eliminations       ---       (61,680)         ---
     Total                     $  862,153    $      ---   $  48,197

          Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from utility services; natural gas and oil production; construction materials and mining; and independent power production and other are all from nonregulated operations.

16.  Acquisitions

          During the first six months of 2003, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Montana and North Dakota and a wind-powered electric generation facility in California. The total purchase consideration for these businesses and adjustments with respect to certain other acquisitions acquired in 2002, including the Company's common stock and cash, was $120.1 million.

          The above 2003 acquisitions were accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. Final fair market values are pending the completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The results of operations of the acquired businesses are included in the financial statements since the date of each acquisition. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position, results of operations or cash flows.

17.  Regulatory matters and revenues subject to refund

          On May 30, 2003, Montana-Dakota filed an application with the North Dakota Public Service Commission (NDPSC) for an electric rate increase. Montana-Dakota requested a total of $7.8 million annually or 9.1 percent above current rates. The application included an interim request of $2.4 million effective July 1, 2003, related to the recovery of costs for additional investments and costs incurred for new generation resources. The NDPSC has not acted on the interim request. A final order from the NDPSC is due January 30, 2004.

          In December 2002, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for a natural gas rate increase. Montana-Dakota requested a total of $2.2 million annually or 5.8 percent above current rates. A final order from the SDPUC was due June 30, 2003. However, on June 13, 2003, Montana-Dakota and the SDPUC Staff filed a motion to continue and reschedule the hearing and further suspend rates. On July 1, 2003, the SDPUC granted the motion to continue and reschedule the hearing and further suspend rates. A final order from the SDPUC is expected in late 2003.

          In October 2002, Great Plains filed an application with the Minnesota Public Utilities Commission (MPUC) for a natural gas rate increase. Great Plains requested a total of $1.6 million annually or 6.9 percent above current rates. In December 2002, the MPUC issued an Order setting interim rates that approved an interim increase of $1.4 million annually effective December 6, 2002. Great Plains began collecting such rates effective December 6, 2002, subject to refund until the MPUC issues a final order. On May 13, 2003, Great Plains and the Minnesota Department of Commerce (DOC), the only intervener in the proceeding, filed a Stipulation with the MPUC agreeing to an increase of $1.1 million annually. A hearing before the MPUC on the Stipulation was held on June 13, 2003, at which time the MPUC took under advisement the Stipulation agreed upon by Great Plains and the DOC. The due date for a final order from the MPUC was extended and is now due October 22, 2003.

          Reserves have been provided for a portion of the revenues that have been collected subject to refund for certain of the above proceedings. The Company believes that such reserves are adequate based on its assessment of the ultimate outcome of the proceedings.

          In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission
     (FERC). Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. On July 3, 2003, the FERC issued its Order on Initial Decision. The Order affirms the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there are other issues as to which FERC differs with the ALJ including return on common equity and the correct level of corporate overhead expense. On August 4, 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order. Williston Basin is unable to predict the timing of a decision by the FERC on the issues raised in the rehearing request.

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

          The Quinque Operating Company (Quinque), on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State District Court for Stevens County, Kansas, (State District Court) against over 200 natural gas transmission companies and producers, gatherers, and processors of natural gas, including Williston Basin and Montana-Dakota. The complaint, which was served on Williston Basin and Montana-Dakota in September 1999, contains allegations of improper measurement of the heating content and volume of all natural gas measured by the defendants other than natural gas produced from federal lands. The plaintiffs have not specified the amount they seek to recover. In September 2002, the plaintiffs moved for certification of the case as a class action and on April 10, 2003, the State District Court denied the motion. On May 12, 2003, the plaintiffs filed a motion to file an amended class action petition. Neither Williston Basin nor Montana-Dakota were named as defendants in the amended class action petition. The motion to amend the class petition was granted by the State District Court on July 28, 2003, and as a result Williston Basin and Montana-Dakota are no longer defendants in this proceeding.

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

     Guarantees

          Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX and a foreign currency swap agreement of MPX in connection with the Company's equity method investment in the natural gas-fired electric generation station in Brazil, as discussed in Note 10. The Company, through MDU Brasil, owns 49 percent of MPX. At June 30, 2003, the amount of the obligation of the foreign currency swap agreement, which expires in 2003, was $30,000. At June 30, 2003, the aggregate amount of borrowings outstanding subject to these guarantees was $57.1 million and the scheduled repayment of these borrowings was $2.1 million in 2003, $12.3 million in 2004 and $42.7 million in 2006. The individual investor, who through EBX Empreendimentos Ltda. (EBX), a Brazilian company, owns 51 percent of MPX, has also guaranteed a portion of these loans. These guarantees are not reflected on the Consolidated Balance Sheets.

          On June 17, 2003, MPX entered into a five-year credit agreement with the U.S. Export-Import Bank under which MPX borrowed $50.6 million. MPX received the proceeds of this loan on July 10, 2003, and used the funds to pay outstanding bank borrowings. Centennial and EBX have jointly and severally guaranteed repayment of this loan. Following this refinancing, guarantees with respect to approximately $26.4 million will terminate upon MPX meeting certain financial covenants under the prior financing agreements.

          Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX.

          In addition, Centennial has unconditionally guaranteed borrowings under a $10 million credit agreement by a subsidiary of the Company. The proceeds from these borrowings were used in connection with the Company's investment in international projects. The amount outstanding under this agreement at June 30, 2003, was $5.5 million, which amount is reflected on the Consolidated Balance Sheets. On June 30, 2003, Centennial International extended this agreement through September 30, 2003. This agreement was terminated on July 11, 2003. In the event this subsidiary of the Company had defaulted under its obligation, Centennial would have been required to make payments under its guarantee.

          In addition, WBI Holdings has guaranteed certain of its subsidiary's natural gas and oil price swap and collar agreement obligations. The amount of the subsidiary's obligations at June 30, 2003, was $6.5 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements; however, the amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at June 30, 2003, expire in December 2003; however, the subsidiary continues to enter into additional hedging activities, and, as a result, WBI Holdings from time to time will issue additional guarantees on these hedging obligations. The amounts outstanding under the natural gas and oil price swap and collar agreements were reflected on the Consolidated Balance Sheets. In the event the above subsidiary defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

          Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company that are related to natural gas transportation and sales agreements, electric power supply agreements and certain other guarantees. At June 30, 2003, the fixed maximum amounts guaranteed under these agreements aggregated $38.2 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $8.6 million in 2003; $7.6 million in 2004; $5.0 million in 2005; $12.0 million in 2012; $2.0 million, which is subject to expiration 30 days after the receipt of written notice and $3.0 million, which has no scheduled maturity date. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by subsidiaries of the Company under the above guarantees was $165,000 and was reflected on the Consolidated Balance Sheets at June 30, 2003.

          WBI Holdings and Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements and guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At June 30, 2003, the fixed maximum amounts guaranteed under these agreements aggregated $22.0 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.0 million in 2005 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $622,000, which was not reflected on the Consolidated Balance Sheets at June 30, 2003, because these intercompany transactions are eliminated in consolidation.

          In addition, Centennial has issued guarantees related to the Company's purchase of maintenance items to third parties for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for maintenance were reflected on the Consolidated Balance Sheets at June 30, 2003.

          As of June 30, 2003, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $302 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries, entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. A large portion of these contingent commitments expire in 2003, however Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has six reportable segments consisting of electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production and construction materials and mining. During the fourth quarter of 2002, the Company separated independent power production and other operations from its reportable segments. The independent power production and other operations do not individually meet the criteria to be considered a reportable segment. All prior period information has been restated to reflect this change.

     The electric and natural gas distribution segments include the electric and natural gas distribution operations of Montana-Dakota and the natural gas distribution operations of Great Plains Natural Gas Co. The utility services segment includes all the operations of Utility Services, Inc. The pipeline and energy services segment includes WBI Holdings' natural gas transportation, underground storage, gathering services, and energy related management services. The natural gas and oil production segment includes the natural gas and oil acquisition, exploration and production operations of WBI Holdings. The construction materials and mining segment includes the results of Knife River's operations, while independent power production and other operations include electric generating facilities in the United States and Brazil and investments in potential new growth opportunities that are not directly being pursued by the Company's other businesses.

     Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from utility services; natural gas and oil production; construction materials and mining; and independent power production and other are all from nonregulated operations.

     Reference should be made to Notes to Consolidated Financial
Statements for information pertinent to various commitments and contingencies.

Overview

     The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2003    2002    2003    2002
Electric                           $ 1.8  $  1.7  $  6.6  $  5.2
Natural gas distribution            (1.3)    (.8)    2.9     3.7
Utility services                     1.5      .8     2.6     2.2
Pipeline and energy services         5.1     4.7     9.4     7.5
Natural gas and oil production      17.9     9.3    29.5    30.4
Construction materials and mining   12.8    10.9     5.4     1.1
Independent power production
  and other                          5.5    (1.9)    6.8    (1.9)
Earnings on common stock           $43.3  $ 24.7  $ 63.2  $ 48.2

Earnings per common
  share - basic                    $ .59  $  .35  $  .86  $  .69

Earnings per common
  share - diluted                  $ .58  $  .35  $  .85  $  .68

Return on average common equity
  for the 12 months ended                          13.0%   11.5%
________________________________


Three Months Ended June 30, 2003 and 2002

     Consolidated earnings for the quarter ended June 30, 2003, increased $18.6 million from the comparable period a year ago due to higher earnings at the natural gas and oil production, independent power production and other, construction materials and mining, utility services, pipeline and energy services and electric businesses. A higher seasonal loss at the natural gas distribution business slightly offset the earnings increase.


Six Months Ended June 30, 2003 and 2002

     Consolidated earnings for the six months ended June 30, 2003, increased $15.0 million from the comparable period a year ago due to higher earnings at the independent power production and other, construction materials and mining, pipeline and energy services, electric and utility services businesses. Decreased earnings at the natural gas and oil production and natural gas distribution businesses slightly offset the earnings increase.

                ________________________________

Financial and operating data

     The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's business segments.

Electric
                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002
Operating revenues:
  Retail sales                    $ 33.5  $ 31.3  $   70.6  $   66.2
  Sales for resale and other         4.6     5.0      13.1      10.2
                                    38.1    36.3      83.7      76.4
Operating expenses:
  Fuel and purchased power          13.3    13.1      28.7      27.1
  Operation and maintenance         12.9    11.5      26.2      22.9
  Depreciation, depletion and
    amortization                     5.0     4.9       9.9       9.8
  Taxes, other than income           1.8     1.8       3.9       3.8
                                    33.0    31.3      68.7      63.6

Operating income                  $  5.1  $  5.0  $   15.0  $   12.8

Retail sales (million kWh)         529.8   500.9   1,129.9   1,059.7
Sales for resale (million kWh)     122.9   199.8     374.3     426.4
Average cost of fuel and
  purchased power per kWh         $ .020  $ .018  $   .018  $   .017

Natural Gas Distribution
                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002
Operating revenues:
  Sales                           $ 41.4  $ 33.2  $  151.4  $  103.9
  Transportation and other           1.0      .9       2.0       2.0
                                    42.4    34.1     153.4     105.9
Operating expenses:
  Purchased natural gas sold        30.4    22.7     118.5      73.8
  Operation and maintenance         10.0     8.8      21.6      18.5
  Depreciation, depletion and
    amortization                     2.5     2.4       5.1       4.8
  Taxes, other than income           1.3     1.3       2.7       2.6
                                    44.2    35.2     147.9      99.7

Operating income (loss)           $ (1.8) $ (1.1) $    5.5  $    6.2

Volumes (MMdk):
  Sales                              5.3     6.6      22.8      23.1
  Transportation                     3.0     2.7       6.1       6.4
Total throughput                     8.3     9.3      28.9      29.5

Degree days (% of normal)*           91%    122%      100%      104%
Average cost of natural gas,
  including transportation
  thereon, per dk                 $ 5.69  $ 3.47  $   5.20  $   3.20
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.

Utility Services
                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002

Operating revenues                $108.9  $116.3  $  212.6  $  224.6

Operating expenses:
  Operation and maintenance         99.8   108.5     194.0     207.4
  Depreciation, depletion
    and amortization                 2.7     2.3       5.1       4.4
  Taxes, other than income           3.3     3.5       7.7       7.7
                                   105.8   114.3     206.8     219.5

Operating income                  $  3.1  $  2.0  $    5.8  $    5.1

Pipeline and Energy Services

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002
Operating revenues:
  Pipeline                        $ 25.1  $ 23.7  $   50.5  $   44.9
  Energy services                   31.1    20.8      66.8      41.3
                                    56.2    44.5     117.3      86.2

Operating expenses:
  Purchased natural gas sold        30.3    18.7      64.8      36.1
  Operation and maintenance         11.4    11.2      23.7      24.0
  Depreciation, depletion
    and amortization                 3.7     3.6       7.4       7.3
  Taxes, other than income           1.4     1.4       2.9       3.1
                                    46.8    34.9      98.8      70.5

Operating income                  $  9.4  $  9.6  $   18.5  $   15.7

Transportation volumes (MMdk):
  Montana-Dakota                     8.0     7.4      16.4      15.2
  Other                             18.1    21.3      30.6      31.9
                                    26.1    28.7      47.0      47.1

Gathering volumes (MMdk)            18.6    16.7      37.5      33.6

Natural Gas and Oil Production

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002
Operating revenues:
  Natural gas                     $ 52.6  $ 32.1  $  107.8  $   57.6
  Oil                               12.0    11.7      25.8      21.2
  Other                               .1     ---        .1      27.4*
                                    64.7    43.8     133.7     106.2
Operating expenses:
  Purchased natural gas sold         ---     ---        .1       ---
  Operation and maintenance:
    Lease operating costs,
      including gathering           10.1     9.4      21.5      18.6
    Other                            3.9     4.3       8.9       8.6
  Depreciation, depletion
    and amortization                15.2    11.3      29.4      22.9
  Taxes, other than income:
    Production and property
      taxes                          5.0     2.9      10.6       5.3
    Other                             .2      .3        .3        .4
                                    34.4    28.2      70.8      55.8

Operating income                  $ 30.3  $ 15.6  $   62.9  $   50.4

Production:
  Natural gas (MMcf)              13,258  10,949    26,897    22,352
  Oil (000's of barrels)             453     502       927       983

Average realized prices
  (including hedges):
   Natural gas (per Mcf)          $ 3.97  $ 2.93  $   4.01  $   2.57
   Oil (per barrel)               $26.52  $23.20  $  27.79  $  21.60

Average realized prices
  (excluding hedges):
   Natural gas (per Mcf)          $ 4.31  $ 2.78  $   4.50  $   2.46
   Oil (per barrel)               $26.98  $23.34  $  29.06  $  21.21

Production costs, including
  taxes, per net equivalent Mcf   $  .95  $  .88  $    .99  $    .85
  _____________________
 * Includes the effects of a compromise agreement gain of $27.4 million ($16.6 million after tax).

Construction Materials and Mining

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002

Operating revenues                $264.1  $229.6  $  384.9  $  322.9

Operating expenses:
  Operation and maintenance        219.2   190.8     330.7     282.5
  Depreciation, depletion
    and amortization                15.6    13.2      30.2      24.6
  Taxes, other than income           6.4     4.7      11.0       7.9
                                   241.2   208.7     371.9     315.0

Operating income                  $ 22.9  $ 20.9  $   13.0  $    7.9

Sales (000's):
  Aggregates (tons)                9,592   8,869    14,619    12,445
  Asphalt (tons)                   1,701   1,820     1,863     1,987
  Ready-mixed concrete
    (cubic yards)                    912     793     1,427     1,194


Independent Power Production and Other

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2003    2002      2003      2002

Operating revenues                $ 11.0  $   .9  $   18.1  $    1.7

Operating expenses:
  Operation and maintenance          3.1     1.6       7.3       2.7
  Depreciation, depletion and
    amortization                     2.2      .1       3.9        .1
                                     5.3     1.7      11.2       2.8

Operating income (loss)           $  5.7* $  (.8) $    6.9* $   (1.1)

Net generation capacity - kW**   279,600     ---   279,600       ---
Electricity produced and sold
  (thousand kWh)**                89,694     ---   138,594       ---
_____________________
 * Reflects international operations for 2003 and domestic operations acquired on November 1, 2002 and January 31, 2003.
** Reflects domestic independent power production operations.
NOTE: The earnings from the Company's equity method investment in Brazil were included in other income - net and thus are not in the above table.

     Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intersegment transactions. The amounts (dollars in millions) relating to the elimination of intersegment transactions are as follows:
                                  Three Months      Six Months
                                     Ended             Ended
                                     June 30,         June 30,
                                  2003     2002     2003    2002


Operating revenues             $  37.2  $  25.3  $  87.7 $  61.7
Purchased natural gas sold     $  33.1  $  21.6  $  79.7 $  54.4
Operation and maintenance      $   4.1  $   3.7  $   8.0 $   7.3

     For further information on intersegment eliminations, see Note 15 of Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2003 and 2002

Electric

     Electric earnings increased slightly as a result of higher average sales for resale prices of 34 percent, due to stronger sales for resale markets, and higher retail sales revenues, due in part to higher retail sales volumes of 6 percent, primarily to commercial and large industrial customers. Partially offsetting the earnings increase were higher operation and maintenance expense, decreased sales for resale volumes of 38 percent and increased purchased power costs, all primarily related to planned maintenance outages at two generating stations.

Natural Gas Distribution

     Normal seasonal losses at the natural gas distribution business increased as a result of higher operation and maintenance expense, primarily due to higher employee benefit-related, payroll and insurance costs, along with decreased retail sales volumes. Retail sales volumes were 18 percent lower due to weather that was 31 percent warmer than the second quarter of the prior year. Partially offsetting the earnings decline were higher retail sales rates, the result of rate increases in Minnesota, Montana, North Dakota and Wyoming. The pass-through of higher natural gas prices resulted in the increase in sales revenues and purchased natural gas sold. For further information on the retail rate increases, see Note 17 of Notes to Consolidated Financial Statements in this Form 10-Q and
Note 17 of Notes to Consolidated Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Utility Services

     Utility services earnings increased as a result of the absence in 2003 of a 2002 write-off of receivables of $1.4 million (after tax) associated with a company in the telecommunications industry and the absence in 2003 of a 2002 unfavorable settlement of a billing dispute of $724,000 (after tax) in the Central region. Higher line construction margins in the Northwest region and lower selling, general and administrative expenses also added to the increase in earnings. Partially offsetting the earnings increase were lower margins in the Rocky Mountain region, lower line construction margins in the Southwest and Central regions and lower inside electrical margins in the Northwest and Central regions, reflecting the continuing effects of the soft economy and the downturn in the telecommunications market.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased as a result of higher gathering volumes of 12 percent, mainly from increased gathering in the Powder River Basin. Also adding to the earnings increase were higher transportation revenues, primarily higher reservation fees resulting from an increase in firm services, offset in part by lower transportation volumes, largely the result of lower volumes transported to storage. Partially offsetting the earnings increase were higher operation and maintenance costs. The increase in energy services revenue and the related increase in purchased natural gas sold were due largely to an increase in natural gas prices since the comparable period last year.

Natural Gas and Oil Production

     Natural gas and oil production earnings increased due to higher realized natural gas prices of 35 percent, higher natural gas production of 21 percent, largely from operated properties in the Rocky Mountain area, and higher average realized oil prices of 14 percent. Partially offsetting the earnings increase were higher depreciation, depletion and amortization expense due to higher natural gas production volumes and higher rates, decreased oil production of 10 percent and higher interest expense, due primarily to higher average debt balances.

Construction Materials and Mining

     Construction materials and mining earnings increased due to increased aggregate volumes, higher construction activity, primarily due to a large harbor-deepening project in southern California, and higher ready-mixed concrete and cement volumes, all at existing operations. Earnings from companies acquired since the comparable period last year also added to the earnings increase. Partially offsetting the increase in earnings were higher depreciation, depletion and amortization expense, due to higher aggregate volumes produced and higher property, plant and equipment balances, increased selling, general and administrative costs, higher asphalt oil and fuel costs and lower asphalt volumes at existing operations.

Independent Power Production and Other

     Earnings for the independent power production business increased largely from domestic businesses acquired since the comparable period last year, partially offset by higher interest expense, resulting from higher average debt balances relating to these acquisitions. The Brazilian operations also contributed to the earnings increase. The Company's $1.3 million (after tax) share of net income from its equity investment in Brazil was due to higher margins and foreign currency gains, partially offset by the mark-to-market loss on an embedded derivative in the electric power contract and higher plant financing costs.

Six Months Ended June 30, 2003 and 2002

Electric

     Electric earnings increased as a result of higher average sales for resale prices of 46 percent, due to stronger sales for resale markets, and higher retail sales revenues, primarily due to higher retail sales volumes of 7 percent, largely to commercial, residential and large industrial customers. Partially offsetting the earnings increase was higher operation and maintenance expense, largely higher payroll costs and higher costs related to planned maintenance outages at two generating stations. Increased purchased power costs and decreased sales for resale volumes of 12 percent, both primarily related to planned maintenance outages at two generating stations, also partially offset the earnings increase.

Natural Gas Distribution

     Earnings at the natural gas distribution business decreased as a result of higher operation and maintenance expense, primarily due to higher payroll and employee benefit-related costs, and decreased returns on natural gas held in storage. Partially offsetting the earnings decline were higher retail sales rates, the result of rate increases in Minnesota, Montana, North Dakota and Wyoming, as previously discussed. The pass-through of higher natural gas prices largely resulted in the increase in sales revenues and purchased natural gas sold.

Utility Services

     Utility services earnings increased as a result of the absence in 2003 of a 2002 write off of receivables and an unfavorable settlement of a billing dispute, as previously discussed. Higher line construction margins in the Northwest region, lower selling, general and administrative expenses and higher equipment sale margins also added to the increase in earnings. Partially offsetting the earnings increase were lower inside electrical margins in the Central and Northwest regions, lower margins in the Rocky Mountain region and lower line construction margins in the Southwest and Central regions. Lower margins are a reflection of the continuing effects of the soft economy and the downturn in the telecommunications market.

Pipeline and Energy Services

     Earnings at the pipeline and energy services business increased as a result of higher gathering volumes of 12 percent and higher transportation revenues, primarily higher reservation fees resulting from an increase in firm services, offset in part by lower transportation volumes, largely lower volumes transported to storage. Higher storage revenues also added to the earnings increase. Partially offsetting the earnings increase was higher interest expense due to higher average debt balances. The increase in energy services revenue and the related increase in purchased natural gas sold were largely due to an increase in natural gas prices since the comparable period last year.

Natural Gas and Oil Production

     Natural gas and oil production earnings decreased largely due to the 2002 compromise agreement gain of $27.4 million ($16.6 million after tax), included in 2002 operating revenues, and the $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as discussed in Note 18 and Note 8 of Notes to Consolidated Financial Statements, respectively. Also contributing to the earnings decline were increased depreciation, depletion and amortization expense due to higher natural gas production volumes and higher rates.
Increased operation and maintenance expense, primarily higher lease operating expenses resulting largely from the expansion of coalbed natural gas production, and higher interest expense, due primarily to higher average debt balances, contributed to the decrease in earnings. Higher general and administrative costs and decreased oil production of 6 percent, also contributed to the earnings decline. Largely offsetting the decrease in earnings were higher realized natural gas prices of 56 percent, higher natural gas production of 20 percent, largely from operated properties in the Rocky Mountain area, and higher average realized oil prices of 29 percent.

Construction Materials and Mining

     Construction materials and mining earnings increased due to increased aggregate volumes and margins, higher construction activity due to a large harbor-deepening project in southern California, and increased ready-mixed concrete and cement volumes, all at existing operations. Partially offsetting the increase in earnings were higher selling, general and administrative costs, higher depreciation, depletion and amortization expense due to higher aggregate volumes produced and higher property, plant and equipment balances, and higher asphalt oil and fuel costs.

Independent Power Production and Other

     Earnings for the independent power production business increased largely from domestic businesses acquired since the comparable period last year, partially offset by higher interest expense, resulting from higher average debt balances relating to these acquisitions. The Brazilian operations also contributed to the earnings increase. The Company's $1.8 million (after tax) share of net income from its equity investment in Brazil was due to higher margins and foreign currency gains, partially offset by the mark-to-market loss on an embedded derivative in the electric power contract and higher plant financing costs.

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

Economic Risks

The recent events leading to the current adverse economic environment may have a general negative impact on the Company's future revenues and may result in a goodwill impairment for Innovatum, Inc., an indirect wholly owned subsidiary of the Company (Innovatum).

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

     Innovatum, which specializes in cable and pipeline magnetization and locating, is subject to the economic conditions within the telecommunications and energy industries. Innovatum could face a future goodwill impairment if there is a continued downturn in these sectors. At June 30, 2003, the goodwill amount at Innovatum was approximately $8.3 million. The determination of whether an impairment will occur is dependent on a number of factors, including the level of spending in the telecommunications and energy industries, rapid changes in technology, competitors and potential new customers.

The Company relies on financing sources and capital markets.
The Company's inability to access financing may impair its ability to execute the Company's business plans, make capital expenditures or pursue acquisitions that the Company may otherwise rely on for future growth.

     The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

  -    A severe prolonged economic downturn
  - The bankruptcy of unrelated industry leaders in the same line of business
  -    Capital market conditions generally
  -    Volatility in commodity prices
  -    Terrorist attacks
  -    Global events

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

Risks Relating to the Company's Independent Power Production Business

There are risks involved with the growth strategies of the Company's independent power production business. If the Company is unable to access markets previously unavailable to a proposed 113-megawatt coal-fired electric generation station in Montana, it may not complete construction or commence operation of that facility, which may result in an asset impairment.

     The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, competition, inability to obtain required governmental permits and approvals and inability to negotiate acceptable acquisition, construction, fuel supply or other material agreements, as well as the risk of performance below expected levels of output or efficiency.

     The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending. The Company purchased plant equipment and obtained all permits necessary to begin construction. NorthWestern Energy terminated the power purchase agreement for the energy from this plant in July 2002; however, the Company is in the process of accessing markets previously unavailable to this project and plans to resume construction in the near future to the extent access to such markets is secured. The Company has suspended construction activities except for those items of a critical nature. At June 30, 2003, the Company's investment in this project was approximately $29.6 million. If it is not economically feasible for the Company to construct and operate this facility or if alternate markets cannot be identified, an asset impairment may occur.

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

     All of the Company's businesses are subject to increased competition. The independent power industry includes numerous strong and capable competitors, many of which have greater resources and more experience in the operation, acquisition and development of power generation facilities. Utility services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties.

Weather conditions can adversely affect the Company's operations and revenues.

     The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, affect the ability to perform services at the utility services and construction materials and mining businesses and affect ongoing operation and maintenance activities for the pipeline and energy services and natural gas and oil production businesses. In addition, severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company's results of operations and financial condition.

Prospective Information

     The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company and its subsidiaries over the next few years and other matters for each of the Company's businesses. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference should be made to assumptions contained in this section as well as the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results. Changes in such assumptions and factors could cause actual future results to differ materially from targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- 2003 earnings per common share, diluted, before the cumulative effect of the change in accounting for asset retirement obligations as required by the adoption of SFAS No. 143, are projected in the range of $2.20 to $2.45. Including the $7.6 million after-tax cumulative effect of the accounting change, 2003 earnings per common share, diluted, are projected to be in the range of $2.10 to $2.35.

- The Company expects the percentage of 2003 earnings per common share, diluted, after the cumulative effect of an accounting change by quarter to be in the following approximate ranges:

  -   Third Quarter - 35 percent to 40 percent
  -   Fourth Quarter - 22 percent to 27 percent

- The Company will consider issuing equity from time to time to keep debt at the nonregulated businesses at no more than 40 percent of total capitalization.

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

- A new 40-megawatt, natural gas-fueled combustion turbine near Glendive, Montana, became operational in late May. The new plant will help the utility provide peak period electrical energy to customers on its integrated system in North Dakota, South Dakota and Montana. In addition, the added capacity will allow the company to meet its peak load obligation with the regional power pool. The costs of this project are expected to be recovered in rates.

- Montana-Dakota filed an application with the NDPSC seeking an increase in electric retail rates of 9.1 percent above current rates. While Montana-Dakota believes that it should be authorized to increase retail rates in the respective amount requested, there is no assurance that the increases ultimately allowed will be for the full amount requested in the jurisdiction. For further information on the electric rate increase application, see Note 17 of Notes to Consolidated Financial Statements.

- Regulatory approval has been received from the NDPSC and the SDPUC on the Company's plans to purchase energy from a 20-megawatt wind energy farm in North Dakota. This wind energy farm is expected to be on line by late 2003 or early 2004.

- The Company expects to build an additional 80-megawatts of peaking capacity by 2007. The costs of these projects are expected to be recovered in rates and will be used to meet Montana-Dakota's need for additional generating capacity.

- The Company is working with the state of North Dakota to determine the feasibility of constructing a 250-megawatt to 500-megawatt lignite-fired power plant in western North Dakota. The next preliminary decision on this matter is expected in late 2003.

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

Utility services

- 2003 revenues for this segment are expected to be in the range of $425 million to $475 million.

- This segment anticipates margins in 2003 to decrease slightly from 2002 levels. During 2002, a number of factors affected earnings, including the write-off of certain receivables and restructuring of the engineering function which amounts totaled approximately $5.2 million after-tax.

- This segment's work backlog as of June 30, 2003, was approximately $150 million.

Pipeline and energy services

- In 2003, natural gas throughput from this segment, including both transportation and gathering, is expected to increase slightly over the 2002 record levels.

- Pipeline construction has begun in Wyoming on the 253-mile Grasslands Pipeline project with construction expected to start soon in North Dakota and Montana. Construction has begun on both a new compressor station in western North Dakota and an addition to an existing station in Montana, related to this project. The estimated in-service date is November 1, 2003.

- Innovatum could face a future goodwill impairment based on certain economic conditions, as previously discussed in Risk Factors and Cautionary Statements that May Affect Future Results.

Natural gas and oil production

- In 2003, this segment expects a combined natural gas and oil production increase of approximately 15 percent over 2002 record levels. Currently, this segment's gross daily operated natural gas production is approximately 130,000 Mcf per day.

- This segment continues to expand its operated production.
  Natural gas production from operated properties was 73 percent and 66 percent for the six months ended June 30, 2003 and 2002, respectively.

- This segment expects to drill more than 400 wells in 2003.  At
  June 30, 2003, 158 wells had been drilled.

- This segment had approximately 150 wells in process related to its coalbed natural gas development in the Powder River Basin in Montana and Wyoming that were not producing natural gas or water at June 30, 2003, but may begin producing either natural gas or water in the future.

- Estimates for natural gas prices in the Rocky Mountain region for August through December 2003, reflected in the Company's 2003 earnings guidance, are in the range of $3.00 to $3.50 per Mcf. The Company's estimates for natural gas prices on the NYMEX for August through December 2003, reflected in the Company's 2003 earnings guidance, are in the range of $4.25 to $4.75 per Mcf. During 2002, more than half of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- Estimates of NYMEX crude oil prices for July through December
  2003, reflected in the Company's 2003 earnings guidance, are in the range of $22 to $27 per barrel.

- The Company has hedged a portion of its 2003 production primarily using collars that establish both a floor and a cap. The Company has entered into agreements representing approximately 45 percent to 50 percent of 2003 estimated annual natural gas production. The agreements are at various indices and range from a low CIG index of $2.94 to a high Ventura index of $4.76 per Mcf. CIG is an index pricing point related to Colorado Interstate Gas Co.'s system and Ventura is an index pricing point related to Northern Natural Gas Co.'s system.

- The Company has hedged a portion of its 2003 oil production.
  The Company has entered into agreements at NYMEX prices with floors of $24.50 and caps as high as $28.12, representing approximately 30 percent to 35 percent of 2003 estimated annual oil production.

- The Company has begun hedging a portion of its 2004 estimated annual natural gas production. The Company has entered into agreements representing approximately 10 percent to 15 percent of 2004 estimated annual natural gas production. The agreements are at various indices and range from a low CIG index of $3.75 to a high NYMEX index of $5.20 per Mcf.

- Fidelity has been named as a defendant in several lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming.

  In one such case, the United States District Court in Billings, Montana (Federal District Court) held that water produced in association with coalbed natural gas and discharged into rivers and streams was not a pollutant under the Federal Clean Water Act and that state statutes exempt such unaltered groundwater from Montana Pollution Discharge Elimination System permit requirements. On April 10, 2003, the United States Circuit Court of Appeals for the Ninth Circuit (Circuit Court) reversed the Federal District Court's decision. Fidelity filed a petition for a writ of certiorari with the United States Supreme Court on August 8, 2003. Fidelity believes the ultimate outcome of the proceeding will not have a material effect on its existing coalbed natural gas operations or future development of its coalbed natural gas properties. In the event a penalty is ultimately imposed in that proceeding, Fidelity believes it will be minimal because any unpermitted discharges were of small amounts, were for a short duration, were quickly remediated and are now fully permitted.

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

  For further information on these proceedings, see Risk Factors and Cautionary Statements that May Affect Future Results in this Form 10-Q.

Construction materials and mining

- Excluding the effects of potential future acquisitions, aggregate and ready-mixed concrete volumes are expected to increase over record levels achieved in 2002, while asphalt volumes are expected to be comparable to 2002 levels.

- Revenues for this segment in 2003 are expected to increase by approximately 10 percent as compared to 2002 record levels.

- As of mid-July 2003, this segment had $497 million in work backlog.

- On July 11, 2003, this segment completed the acquisition of a privately held construction materials and services company serving East Central Texas. The company supplies and places ready-mixed concrete, asphalt, crushed stone and sand and gravel for highways, subdivisions and a variety of other projects in 27 central Texas counties. In 2002, the acquired company had annual revenues of about $87 million. The acquisition is expected to be accretive to earnings per share.

- Four of the five labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties
  - General in the Company's 2002 Form 10-K, have been ratified and the one remaining contract is being negotiated. The Company considers its relations with its employees to be satisfactory.

Independent power production and other

- 2003 earnings projections for independent power production and other include the estimated results from the wind-powered electric generation facility in California, the natural gas-fired generating facilities in Colorado, and the Company's 49 percent ownership in a 220-megawatt natural gas-fired generation project in Brazil.
  Earnings are expected to be in the range of $9 million to $14 million in 2003.

- The Company's plans to construct a 113-megawatt coal-fired electric generation station in Montana are pending, as previously discussed in Risk Factors and Cautionary Statements that May Affect Future Results.

New Accounting Standards

     In June 2001, the FASB approved SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB also approved SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in property, plant and equipment related to its natural gas and oil production business upon adoption of SFAS No. 142. The Company has included such mineral rights as part of property, plant and equipment under the full cost method of accounting for natural gas and oil properties. The SEC has recently questioned under SFAS No. 142 whether contractual mineral rights should be classified as intangible rather than as part of property, plant and equipment and has referred this accounting matter to the Emerging Issues Task Force and is continuing its dialog with the FASB staff. The resolution of this matter may result in certain reclassifications to the Company's Consolidated Balance Sheet, as well as changes to the Company's Notes to Consolidated Financial Statements in the future. The applicable provisions of SFAS No. 141 and SFAS No. 142 only impact balance sheet and associated footnote disclosure, so any reclassifications that might be required in the future will not impact the Company's cash flows or results of operations. The Company believes that the resolution of this matter will not have a material effect on the Company's financial position because the mineral rights acquired by its natural gas and oil production business after the June 30, 2001, effective date are not material.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The Company will prospectively apply the provisions of FIN 46 that were effective January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Company will apply SFAS No. 150 to any financial instruments entered into or modified after May 31, 2003. The Company is currently evaluating the effect of SFAS No. 150 for financial instruments entered into on or before May 31, 2003, on its financial position and results of operations.

     For further information on SFAS No. 143, SFAS No. 145, FIN 45, FIN 46, SFAS No. 149 and SFAS No. 150 see Note 8 of Notes to
Consolidated Financial Statements.

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

Liquidity and Capital Commitments

Cash flows

Operating activities --

     Cash flows provided by operating activities in the first six months of 2003 increased $66.7 million from the comparable 2002 period, the result of an increase in cash from working capital items of $17.7 million and higher depreciation, depletion and amortization expense of $17.0 million, resulting largely from increased property, plant and equipment balances and higher production volumes. An increase in net income of $15.0 million and the cumulative effect of an accounting change of $7.6 million also added to the increase of cash flows provided by operating activities.

Investing activities --

     Cash flows used in investing activities in the first six months of 2003 increased $111.2 million compared to the comparable 2002 period, the result of an increase in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $114.5 million, slightly offset by an increase in proceeds from notes receivable of $3.8 million. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $4.9 million and $41.8 million for the first six months of 2003 and 2002, respectively.

Financing activities --

     Cash flows provided by financing activities in the first six months of 2003 increased $36.7 million compared to the comparable 2002 period, due to an increase in the issuance of long-term debt of $135.8 million. The increase in the repayment of long-term debt of $77.1 million and the net decrease of short-term borrowings of $19.0 million, partially offset the increase in cash provided by financing activities.

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

Capital expenditures

     Net capital expenditures, including the issuance of the Company's equity securities, for the first six months of 2003 were $243.9 million and are estimated to be approximately $525 million for the year 2003. Estimated capital expenditures include those for:

  -  Completed acquisitions
  - System upgrades, including a 40-megawatt natural gas-fired peaking unit, as previously discussed
  -  Routine replacements
  -  Service extensions
  -  Routine equipment maintenance and replacements
  -  Land and building improvements
  - Pipeline and gathering expansion projects, including a 253-mile pipeline, as previously discussed
  - The further enhancement of natural gas and oil production and reserve growth
  - Power generation opportunities, including certain construction costs for a 113-megawatt coal-fired electric generation station, as previously discussed
  -  Other growth opportunities

     Approximately 35 percent of estimated 2003 net capital expenditures are for completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the estimated 2003 capital expenditures referred to above. It is anticipated that the funds required for capital expenditures will be met from various sources. These sources include internally generated funds, commercial paper credit facilities at Centennial and MDU Resources, as described below, and through the issuance of long-term debt and the Company's equity securities.

     The estimated 2003 capital expenditures referred to above include completed 2003 acquisitions involving a wind-powered electric generation facility in California and construction materials and mining businesses in Montana, North Dakota and Texas. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

     Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at June 30, 2003.

MDU Resources Group, Inc.

     The Company has unsecured short-term bank lines of credit from various banks totaling $21 million and a revolving credit agreement with various banks totaling $50 million at June 30, 2003. The bank lines of credit provide for commitment fees at varying rates. There were no amounts outstanding under the bank lines of credit or the credit agreement at June 30, 2003. The bank lines of credit and the credit agreement support the Company's $75 million commercial paper program. Under the Company's commercial paper program, $30.0 million was outstanding at June 30, 2003. The commercial paper borrowings are classified as long-term debt as the Company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings and as further supported by the credit agreement. On July 18, 2003, the Company increased the credit agreement to $90 million and extended the maturity date of this agreement to July 18, 2006.

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

     To the extent the Company needs to borrow under its credit agreement and/or bank lines of credit, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $45,000 (after tax) based on June 30, 2003, variable rate borrowings. Based on the Company's overall interest rate exposure at June 30, 2003, this change would not have a material effect on the Company's results of operations or cash flows.

     Prior to the maturity of the credit agreement and the bank lines of credit, the Company plans to negotiate the extension or replacement of these agreements that provide credit support to access the capital markets. In the event the Company was unable to successfully negotiate the credit agreement and/or the bank lines of credit, or in the event the fees on such facilities became too expensive, which it does not currently anticipate, the Company would seek alternative funding. One source of alternative funding might involve the securitization of certain Company assets.

     In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at June 30, 2003. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

     Currently, there are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

     The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to pledge $1.43 of unfunded property to the trustee for each dollar of indebtedness incurred under the Indenture and that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the two tests, as of June 30, 2003, the Company could have issued approximately $339 million of additional first mortgage bonds.

     The Company's coverage of fixed charges including preferred dividends was 4.9 times and 4.8 times for the twelve months ended June 30, 2003 and December 31, 2002, respectively. Additionally, the Company's first mortgage bond interest coverage was 8.1 times and 7.7 times for the twelve months ended June 30, 2003 and December 31, 2002, respectively. Common stockholders' equity as a percent of total capitalization was 58 percent and 60 percent at June 30, 2003 and December 31, 2002, respectively.

Centennial Energy Holdings, Inc.

     Centennial has a revolving credit agreement with various banks that supports $330 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreement at June 30, 2003. Under the Centennial commercial paper program, $78.1 million was outstanding at June 30, 2003. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreement, which allows for subsequent borrowings up to a term of one year. Centennial intends to renew the Centennial credit agreement, which expires September 26, 2003.

     Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $394.6 million was outstanding at June 30, 2003. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

     Centennial entered into a $125 million note purchase agreement on June 27, 2003. The $125 million in proceeds was used to pay down Centennial commercial paper program borrowings.

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

     To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $117,000 (after tax) based on June 30, 2003, variable rate borrowings. Based on Centennial's overall interest rate exposure at June 30, 2003, this change would not have a material effect on the Company's results of operations or cash flows.

     On an annual basis, Centennial negotiates the extension or replacement of the Centennial credit agreement that provides credit support to access the capital markets. In the event Centennial was unable to successfully negotiate the credit agreement, or in the event the fees on such facility became too expensive, which Centennial does not currently anticipate, it would seek alternative funding. One source of alternative funding might involve the securitization of certain Centennial assets.

     In order to borrow under Centennial's credit agreement and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at June 30, 2003. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

     Certain of Centennial's financing agreements contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the applicable agreements will be in default. Certain of Centennial's financing agreements and Centennial's practice limit the amount of subsidiary indebtedness.

Centennial Energy Resources International Inc

     Centennial Energy Resources International Inc (Centennial International), an indirect wholly owned subsidiary of the Company, had a short-term credit agreement that allowed for borrowings of up to $10 million. Under this agreement, $5.5 million was outstanding at June 30, 2003. On June 30, 2003, Centennial International extended this agreement through September 30, 2003, and lowered the amount of allowed borrowings from $25 million to $10 million. This agreement was terminated on July 11, 2003.
Centennial had guaranteed this short-term credit agreement.

Williston Basin Interstate Pipeline Company

     Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $30.0 million was outstanding at June 30, 2003.

     In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at June 30, 2003. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Contractual obligations and commercial commitments

     There are no material changes in the Company's contractual obligations on operating leases and purchase commitments from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company's contractual obligations on long-term debt at June 30, 2003, increased $114.8 million or 14 percent from December 31, 2002, primarily due to acquisitions and other corporate purposes.
At June 30, 2003, the Company's commitments under these obligations for the twelve months ended June 30, were as follows:

                 2004   2005  2006   2007   2008  Thereafter  Total
                                  (In millions)

Long-term debt  $34.9 $196.8 $25.5 $180.7 $110.1    $408.5   $956.5

     For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Centennial has financial guarantees outstanding at June 30, 2003. These guarantees pertain to Centennial's guarantee of certain obligations in connection with the natural gas-fired electric generation station in Brazil and as of June 30, 2003, are approximately $57.1 million. As of June 30, 2003, with respect to these guarantees, there was approximately $2.1 million outstanding through 2003, $12.3 million outstanding through 2004 and $42.7 million outstanding through 2006. These guarantees are not reflected on the Consolidated Balance Sheets.

     On June 17, 2003, MPX entered into a five-year credit agreement with the U.S. Export-Import Bank under which MPX borrowed $50.6 million. MPX received the proceeds of this loan on July 10, 2003, and used the funds to pay outstanding bank borrowings. Centennial and EBX have jointly and severally guaranteed repayment of this loan. Following this refinancing, guarantees with respect to approximately $26.4 million will terminate upon MPX meeting certain financial covenants under the prior financing agreements.

     For more information on these guarantees, see Note 18 of Notes to Consolidated Financial Statements.

     As of June 30, 2003, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $302 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries, entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. A large portion of these contingent commitments expire in 2003, however Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

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

     The following table summarizes hedge agreements entered into by a subsidiary of the Company, as of June 30, 2003. These agreements call for the subsidiary to receive fixed prices and pay variable prices.

                     (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2003                  $  4.20        1,631      $   (896)

   Natural gas swap
    agreements maturing
    in 2004                  $  4.96        3,660      $   (316)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2003                $3.33/$3.89     11,275      $(13,023)

   Natural gas collar
    agreements maturing
    in 2004                $4.04/$4.48      3,111      $   (745)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreements
    maturing in 2003      $24.50/$27.62       322      $   (657)


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

     MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian real, including the effects of changes in currency exchange rates with respect to the Project's U.S. dollar denominated obligations, excluding a U.S. dollar denominated loan from Centennial International as discussed below. At June 30, 2003, these U.S. dollar denominated obligations approximated $71.2 million. If, for example, the value of the Brazilian real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Project, would record a foreign currency transaction loss in net income of approximately $3.2 million based on the above U.S. dollar denominated obligations at June 30, 2003. The Project also had US$11.4 million of Brazilian real denominated obligations at June 30, 2003.

     Adjustments attributable to the translation from the Brazilian real to the U.S. dollar for assets, liabilities, revenues and expenses were recorded in accumulated other comprehensive income
(loss) at June 30, 2003. Foreign currency translation adjustments on the Project's U.S. dollar denominated borrowings payable to the subsidiary of $20.0 million at June 30, 2003, are recorded in accumulated other comprehensive income (loss).

     Centennial International's investment in this Project at June 30, 2003, was $20.6 million. Centennial has guaranteed Project obligations and loans of approximately $57.1 million as of June 30, 2003.

     A portion of the Project's foreign currency exchange risk is being managed through contractual provisions, which are largely indexed to the U.S. dollar, contained in the Project's power purchase agreement with Petrobras. In addition, a portion of the Project's foreign currency risk on interest payments on U.S. dollar denominated obligations is being managed through the utilization of foreign currency hedging. At June 30, 2003, the Project had foreign currency forward contracts with a notional amount of approximately $2.0 million at a weighted average rate of R$3.006, which expired on July 15, 2003, and approximately $2.3 million at a weighted average rate of R$3.115, which expire on October 15, 2003. The Company's 49 percent share of the fair value of these forward contracts at June 30, 2003, was approximately $82,000.

ITEM 4.  CONTROLS AND PROCEDURES

     The following information includes the evaluation of disclosure controls and procedures by the Company's chief executive officer and the chief financial officer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the period covered by this report, and, they have concluded that, as of this period, such controls and procedures were effective to accomplish those tasks.

Changes in internal controls

     The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to permit preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.


                    PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On July 28, 2003, the motion to amend the class petition in the Quinque legal proceeding was granted by the State District Court for Stevens County, Kansas, and as a result Williston Basin and Montana-Dakota are no longer defendants in this proceeding.

     For more information on the above legal action see Note 18 of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between April 1, 2003 and June 30, 2003, the Company issued 133,996 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company for all of the issued and outstanding capital stock with respect to a business acquired during this period. The Common Stock and Rights issued by the Company in this transaction were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

ITEM 5.  OTHER INFORMATION

a) Reference is made to Part I, Items 1 and 2 - Business and Properties - Natural Gas and Oil Production - Operating Information and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial and Operating Data - Natural Gas and Oil Production in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Supplemental information on average realized prices (excluding hedges) related to natural gas and oil interests for 2002, 2001 and 2000, are as follows:

                                         2002       2001       2000

Average realized prices
  (excluding hedges):
  Natural gas (per Mcf)             $    2.54  $    3.74   $   3.35
  Oil (per barrel)                  $   23.26  $   23.72   $  28.17

b) Reference is made to Part I, Items 1 and 2 - Business and
Properties - Construction Materials and Mining - Consolidated
Construction Materials and Mining - Reserve Information in the
Company's Annual Report on Form 10-K for the year ended December 31,
2002.

     Reserve estimates are calculated based on the best available data. These data are collected from drill holes and other subsurface investigations as well as investigations of surface features like mine highwalls and other exposures of the aggregate reserves. Mine plans, production history and geologic data are also utilized to estimate reserve quantities.

     Estimates are based on analyses of the data described above by experienced mining engineers, operating personnel and consulting geologists. Property setbacks and other regulatory restrictions and limitations are identified to determine the total area available for mining. Data described above are used to calculate the thickness of aggregate materials to be recovered. Topography associated with alluvial sand and gravel deposits is typically flat and volumes of these materials are calculated by simply applying the thickness of the resource over the areas available for mining. Volumes are then converted to tons by using an appropriate conversion factor. Typically, 1.5 tons per cubic yard in the ground is used for sand and gravel deposits.

     Topography associated with the hard rock reserves is typically much more diverse. Therefore, using available data, a final topography map is created and computer software is utilized to compute the volumes between the existing and final topographies. Volumes are then converted to tons by using an appropriate conversion factor. Typically, 2 tons per cubic yard in the ground is used for hard rock quarries.

     Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 928 million tons of the 1.1 billion tons of aggregate reserves are permitted reserves. The remaining reserves are on properties that the Company expects will be permitted for mining under current regulatory requirements. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life (years remaining) anticipates that leases will be renewed to allow sufficient time to fully recover these reserves. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The years remaining were calculated by dividing remaining reserves by current year sales. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

     The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease and production as of and for the years ended December 31, 2002, 2001 and 2000.

                 Number         Number
                of Sites       of Sites                           Estimated
Production  (Crushed Stone) (Sand & Gravel)    Tons Sold (000's)   Reserves      Lease     Reserve
   Area      owned  leased   owned  leased   2000   2001   2002  (000's tons) Expiration  Life (yrs)
Central MN    ---    ---      47      54      ---  3,860  6,236    105,078    2003-2014       17

Portland, OR    1      3       2       2    4,064  3,951  4,186    263,028    2005-2014       63

Northern CA   ---    ---       6       1    2,333  2,797  3,430     61,130      2046          18

Southwest OR    3      5       6       2    2,111  2,710  2,812    104,082    2003-2031       37

Eugene, OR      2      3       6       3    1,953  1,418  2,724    203,178    2003-2010       75

Hawaii        ---      6     ---     ---    1,065  1,528  2,688     73,680    2006-2038       27

Central MT    ---    ---       4       2    1,751  1,951  2,463     42,376    2003-2006       17

Anchorage, AK ---    ---       1     ---    1,318  1,991  1,719     26,360       N/A          15

Northwest MT  ---    ---       7       2      542  1,197  1,260     24,214    2010-2020       19

Southern CA     2    ---     ---     ---      380    101  1,247     98,270      2035          79

Bend, OR      ---      2       2       1      942    836  1,030     67,820    2010-2012       66

Northern MN     2    ---      20      28      ---    ---    559     38,632    2004-2020       69

Casper, WY    ---    ---     ---       1      ---     67     61      2,172      2006          36

Sales from
  other sources                             1,856  5,158  4,663        ---
                                           18,315 27,565 35,078  1,110,020

c) Reference is made to Part I, Items 1 and 2 - Business and
Properties - Construction Materials and Mining - Consolidated
Construction Materials and Mining - Reserve Information in the
Company's Annual Report on Form 10-K for the year ended December 31,
2002.

     As of December 31, 2002, Knife River had under ownership or lease, recoverable lignite deposits of approximately 37.8 million tons.

     The sale of the Company's coal operations in 2001 included active coal mines in North Dakota and Montana, coal sales agreements, reserves and mining equipment, and certain development rights at the Company's former Gascoyne Mine site in North Dakota. The Company retained ownership of lignite deposits and leases at its former Gascoyne Mine site in North Dakota, which were not part of the sale of the coal operations. The Gascoyne Mine site was closed in 1995 due to the cancellation of the coal sale contract. These lignite deposits are currently not being mined and are not associated with an operating mine. These lignite deposits are of a high moisture content and it is not economical to mine and ship the lignite to other distant markets. However, should a power plant be constructed near the area, the Company may have the opportunity to participate in supplying lignite to fuel a plant.

d) Reference is made to Part II, Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Financial and Operating Data - Natural Gas and Oil
Production in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The following table includes revised key financial statistics for the Company's natural gas and oil production segment:

Natural Gas and Oil Production

                                         Years ended December 31,
                                         2002       2001       2000
                                              (In millions)
Operating revenues:
  Natural gas                       $   131.0  $   153.2   $   84.6
  Oil                                    42.1       47.7       40.7
  Other                                  30.5*       8.9       13.0
                                        203.6      209.8      138.3
Operating expenses:
  Purchased natural gas sold               .1        2.8        3.4
  Operation and maintenance:
    Lease operating costs,
      including gathering                39.8       33.6       21.1
    Other                                15.8       16.8       10.2
  Depreciation, depletion and
    amortization                         48.7       41.7       27.0
  Taxes, other than income:
    Production and property
      taxes                              12.7       10.8       10.0
    Other                                  .9         .2         .1
                                        118.0      105.9       71.8

Operating income                    $    85.6  $   103.9   $   66.5
_____________________________
 *Includes the effects of a nonrecurring compromise agreement of $27.4 million ($16.6 million after tax) in the first quarter of 2002.

e) Reference is made to Part II, Item 8 - Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which incorporates by reference the second table on page 78 of the Company's 2002 Annual Report to shareholders under "Supplementary Financial Information - Natural Gas and Oil Activities."

     The following revised table reflects income resulting from the Company's operations of natural gas and oil producing activities, excluding corporate overhead and financing costs:

Years ended December 31,                2002*       2001        2000
                                               (In thousands)

Revenues                            $200,607    $201,117    $125,391
Production costs                      52,520      44,435      31,093
Depreciation, depletion and
  amortization                        48,064      41,223      26,739
Pretax income                        100,023     115,459      67,559
Income tax expense                    36,886      45,245      25,835
Results of operations for
  producing activities              $ 63,137    $ 70,214    $ 41,724

* Includes the compromise agreement as discussed in Note 17 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

f) Reference is made to Part II, Item 8 - Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which incorporates by reference the first table on page 79 of the Company's 2002 Annual Report to shareholders under "Supplementary Financial Information - Natural Gas and Oil Activities."

     The following revised table reflects the standardized measure of the Company's estimated discounted future net cash flows of total proved reserves associated with its various natural gas and oil interests at December 31:

                                         2002        2001        2000
                                              (In thousands)

Future cash inflows                $1,726,000  $  974,200  $3,069,100
Future production costs               513,200     361,600     661,400
Future development costs               61,200      64,600      58,200
Future net cash flows before
  income taxes                      1,151,600     548,000   2,349,500
Future income tax expense             324,000     112,000     827,000
Future net cash flows                 827,600     436,000   1,522,500
10% annual discount for estimated
  timing of cash flows                321,300     174,000     601,200
Discounted future net cash flows
  relating to proved natural gas
  and oil reserves                 $  506,300  $  262,000  $  921,300


g) Reference is made to Part II, Item 8 - Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which incorporates by reference the second table on page 79 of the Company's 2002 Annual Report to shareholders under "Supplementary Financial Information - Natural Gas and Oil Activities."

     The following revised table reflects the sources of change in the standardized measure of discounted future net cash flows by year:

                                         2002       2001         2000
                                              (In thousands)

Beginning of year                   $ 262,000   $921,300     $229,100
Net revenues from production         (112,900)  (153,500)     (94,300)
Change in net realization             296,100 (1,119,700)     861,700
Extensions, discoveries and
  improved recovery, net of
  future production-related costs     117,000     40,200      273,200
Purchases of proved reserves            3,700      2,600       93,200
Sales of reserves in place             (8,900)       ---       (1,500)
Changes in estimated future
  development costs                    (1,100)    (6,700)        (700)
Development costs incurred during
  the current year                     19,400     31,600       24,200
Accretion of discount                  27,300    122,700       26,600
Net change in income taxes           (124,700)   436,500     (412,300)
Revisions of previous quantity
  estimates                            30,000    (11,700)     (79,200)
Other                                  (1,600)    (1,300)       1,300
Net change                            244,300   (659,300)     692,200
End of year                         $ 506,300   $262,000     $921,300


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   10(a)  Directors' Compensation Policy, as amended

   10(b)  Non-Employee Director Stock Compensation Plan, as amended

   12     Computation of Ratio of Earnings to Fixed Charges and
          Combined Fixed Charges and Preferred Stock Dividends

   31(a) Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

   31(b) Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

   32     Certification of Chief Executive Officer and Chief
          Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

b) Reports on Form 8-K

   Form 8-K was filed on April 22, 2003. Under Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 -- Regulation FD Disclosure, the Company reported the press release issued April 22, 2003, regarding earnings for the quarter ended March 31, 2003.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE:  August 13, 2003         BY:  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer



                               BY: /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Senior Vice President and
                                     Chief Accounting Officer


                            EXHIBIT INDEX


Exhibit No.

10(a)   Directors' Compensation Policy, as amended

10(b)   Non-Employee Director Stock Compensation Plan, as amended

12 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock
        Dividends

31(a)   Certification of Chief Executive Officer filed pursuant to
        Section 302 of the Sarbanes - Oxley Act of 2002

31(b)   Certification of Chief Financial Officer filed pursuant to
        Section 302 of the Sarbanes - Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002