Form 10-Q
period 2004-03-31
MDU RESOURCES GROUP INC
filed 2004-05-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2004: 116,775,456 shares.


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

  -    Acquisition, disposal and impairment of assets or facilities
  - Changes in operation, performance and construction of plant facilities or other assets
  -    Changes in present or prospective generation
  -    Changes in anticipated tourism levels
  - The availability of economic expansion or development opportunities
  -    Population growth rates and demographic patterns
  - Market demand for, and/or available supplies of, energy products
  -    Changes in tax rates or policies
  -    Unanticipated project delays or changes in project costs
  - Unanticipated changes in operating expenses or capital expenditures
  -    Labor negotiations or disputes
  -    Inflation rates
  - Inability of the various contract counterparties to meet their contractual obligations
  - Changes in accounting principles and/or the application of such principles to the Company
  -    Changes in technology
  -    Changes in legal proceedings
  - The ability to effectively integrate the operations of acquired companies
  -    Fluctuations in natural gas and crude oil prices
  -    Decline in general economic environment
  -    Changes in governmental regulation
  -    Changes in currency exchange rates
  -    Unanticipated increases in competition
  -    Variations in weather

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

    WBI Holdings is comprised of the pipeline and energy services and the natural gas and oil production segments. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration, development and production activities, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico.

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

    Centennial Resources owns electric generating facilities in the United States and has investments in electric generating facilities in Brazil and in The Republic of Trinidad and Tobago (Trinidad and Tobago). Electric capacity and energy produced at these facilities are primarily sold under long-term contracts to nonaffiliated entities. Centennial Resources also includes investments in opportunities that are not directly being pursued by the Company's other businesses, as well as projects outside the United States which are consistent with the Company's philosophy, growth strategy and areas of expertise. These activities are reflected in independent power production and other.

    Centennial Capital insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property and contract rights. These activities are reflected in independent power production and other.

On August 14, 2003, the Company's Board of Directors approved a three-for-two common stock split. For more information on the common stock split see Note 3 of Notes to Consolidated Financial
Statements.


                                INDEX



Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 2004 and 2003

  Consolidated Balance Sheets --
    March 31, 2004 and 2003, and December 31, 2003

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 2004 and 2003

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

  Quantitative and Qualitative Disclosures About Market Risk

  Controls and Procedures

Part II -- Other Information

  Legal Proceedings

  Changes in Securities and Use of Proceeds

  Submission of Matters to a Vote of Security Holders

  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Exhibits


                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MDU RESOURCES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                          2004      2003
                                                       (In thousands, except
                                                         per share amounts)

Operating revenues:
  Electric, natural gas distribution and
    pipeline and energy services                       $231,848  $195,870
  Utility services, natural gas and oil production,
    construction materials and mining and other         283,611   271,883
                                                        515,459   467,753

Operating expenses:
  Fuel and purchased power                               16,725    15,407
  Purchased natural gas sold                             94,744    76,106
  Operation and maintenance:
    Electric, natural gas distribution and
      pipeline and energy services                       42,199    37,167
    Utility services, natural gas and oil production,
      construction materials and mining and other       246,372   222,378
  Depreciation, depletion and amortization               49,511    44,065
  Taxes, other than income                               21,885    19,683
                                                        471,436   414,806

Operating income                                         44,023    52,947

Other income -- net                                       4,793     3,685

Interest expense                                         13,846    12,859

Income before income taxes                               34,970    43,773

Income taxes                                             11,390    16,076

Income before cumulative effect of accounting change     23,580    27,697

Cumulative effect of accounting change (Note 14)            ---    (7,589)

Net income                                               23,580    20,108

Dividends on preferred stocks                               172       187

Earnings on common stock                               $ 23,408  $ 19,921

Earnings per common share -- basic:
  Earnings before cumulative effect of
    accounting change                                  $    .20  $    .25
  Cumulative effect of accounting change                    ---      (.07)
  Earnings per common share -- basic                   $    .20  $    .18

Earnings per common share -- diluted:
  Earnings before cumulative effect of
    accounting change                                  $    .20  $    .25
  Cumulative effect of accounting change                    ---      (.07)
  Earnings per common share -- diluted                 $    .20  $    .18

Dividends per common share                             $    .17  $    .16

Weighted average common shares outstanding -- basic     114,658   110,318

Weighted average common shares outstanding -- diluted   115,709   111,094

Pro forma amounts assuming retroactive
  application of accounting change:
  Net income                                           $ 23,580  $ 27,697
  Earnings per common share -- basic                   $    .20  $    .25
  Earnings per common share -- diluted                 $    .20  $    .25


The accompanying notes are an integral part of these consolidated financial statements.


                        MDU RESOURCES GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                       March 31,   March 31,  December 31,
                                         2004         2003       2003
                                          (In thousands, except shares
                                             and per share amounts)
ASSETS
Current assets:
 Cash and cash equivalents            $  113,183    $  75,843  $   86,341
 Receivables, net                        336,615      312,472     357,677
 Inventories                             108,694       89,893     114,051
 Deferred income taxes                     5,942       11,205       3,104
 Prepayments and other current assets     61,586       42,424      52,367
                                         626,020      531,837     613,540
Investments                               68,680       42,777      44,975
Property, plant and equipment          3,470,472    3,127,926   3,397,619
 Less accumulated depreciation,
  depletion and amortization           1,212,923    1,064,362   1,175,326
                                       2,257,549    2,063,564   2,222,293
Deferred charges and other assets:
 Goodwill                                198,737      190,908     199,427
 Other intangible assets, net            193,995      185,273     193,454
 Other                                   110,478      105,198     106,903
                                         503,210      481,379     499,784
                                      $3,455,459   $3,119,557  $3,380,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                $      ---    $  12,500  $      ---
 Long-term debt and preferred
  stock due within one year               50,572       22,947      27,646
 Accounts payable                        135,015      137,370     150,316
 Taxes payable                            24,282       23,936      15,358
 Dividends payable                        20,024       17,971      19,442
 Other accrued liabilities               128,435      108,620     101,299
                                         358,328      323,344     314,061
Long-term debt                           878,541      895,505     939,450
Deferred credits and other liabilities:
 Deferred income taxes                   459,111      369,010     444,779
 Other liabilities                       234,775      232,110     231,666
                                         693,886      601,120     676,445
Preferred stock subject to mandatory
 redemption                                  ---        1,200         ---
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                         15,000       15,000      15,000
 Common stockholders' equity:
  Common stock (Note 3)
   Shares issued -- $1.00 par value
     117,151,449 at March 31, 2004,
     74,337,088 at March 31, 2003 and
     113,716,632 at December 31, 2003    117,151       74,337     113,717
  Other paid-in capital                  831,677      750,244     757,787
  Retained earnings                      578,788      476,935     575,287
  Accumulated other comprehensive loss   (13,542)     (14,502)     (7,529)
  Treasury stock at cost -
   390,658 shares at March 31, 2004,
   239,521 shares at March 31, 2003
   and 359,281 shares at
   December 31, 2003                      (4,370)      (3,626)     (3,626)
  Total common stockholders' equity    1,509,704    1,283,388   1,435,636
   Total stockholders' equity          1,524,704    1,298,388   1,450,636
                                      $3,455,459   $3,119,557  $3,380,592

The accompanying notes are an integral part of these consolidated financial statements.


                         MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         2004       2003
                                                         (In thousands)
Operating activities:
Net income                                            $ 23,580   $ 20,108
Cumulative effect of accounting change                     ---      7,589
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization               49,511     44,065
 Deferred income taxes                                   4,194        988
 Changes in current assets and liabilities, net
   of acquisitions:
   Receivables                                          27,468     14,411
   Inventories                                           8,942      3,826
   Other current assets                                (11,087)    (5,187)
   Accounts payable                                    (17,781)      (657)
   Other current liabilities                            23,321     19,839
 Other noncurrent changes                               (4,089)     5,081

Net cash provided by operating activities              104,059    110,063

Investing activities:
Capital expenditures                                   (53,538)   (63,735)
Acquisitions, net of cash acquired                      (5,167)  (100,842)
Net proceeds from sale or disposition of property        4,614      3,644
Investments                                            (21,548)        87
Proceeds from notes receivable                           2,000      7,812

Net cash used in investing activities                  (73,639)  (153,034)

Financing activities:
Net change in short-term borrowings                        ---     (7,500)
Issuance of long-term debt                               4,253     89,000
Repayment of long-term debt                            (42,467)   (12,290)
Proceeds from issuance of common stock, net             54,078         19
Dividends paid                                         (19,442)   (17,971)

Net cash provided by (used in) financing activities     (3,578)    51,258

Increase in cash and cash equivalents                   26,842      8,287
Cash and cash equivalents -- beginning of year          86,341     67,556

Cash and cash equivalents -- end of period            $113,183   $ 75,843


The accompanying notes are an integral part of these consolidated financial statements.



                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       March 31, 2004 and 2003
                             (Unaudited)

 1.  Basis of presentation

     The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders for the year ended December 31, 2003 (2003 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board (APB) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (FASB). Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 2003 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

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

 4.  Allowance for doubtful accounts

     The Company's allowance for doubtful accounts as of March 31, 2004 and 2003, and December 31, 2003, was $8.2 million,
     $8.5 million and $8.1 million, respectively.

 5.  Earnings per common share

     Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months ended March 31, 2004 and 2003, 209,805 shares and 3,571,770 shares, respectively, with an average exercise price of $24.56 and $20.07, respectively, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three months ended March 31, 2004 and 2003, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

6.   Stock-based compensation

     The Company has stock option plans for directors, key employees and employees. In the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the three months ended March 31, 2004, was $3,000 (after tax).

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

     Since the Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only, the following table illustrates the effect on earnings and earnings per common share for the three months ended March 31, 2004 and 2003, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

                                                Three Months Ended
                                                     March 31,
                                                 2004        2003
                                              (In thousands, except
                                                 per share amounts)
     Earnings on common stock, as
       reported                                $ 23,408    $ 19,921
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     3         ---
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                   (92)       (590)
     Pro forma earnings on common stock        $ 23,319    $ 19,331

     Earnings per common share -- basic --
       as reported:
       Earnings before cumulative effect
         of accounting change                  $    .20    $    .25
       Cumulative effect of accounting
         change                                     ---        (.07)
     Earnings per common share -- basic        $    .20    $    .18

     Earnings per common share -- basic --
       pro forma:
       Earnings before cumulative effect
         of accounting change                  $    .20    $    .24
       Cumulative effect of accounting
         change                                     ---        (.07)
     Earnings per common share -- basic        $    .20    $    .17

     Earnings per common share -- diluted
       -- as reported:
       Earnings before cumulative effect
         of accounting change                  $    .20    $    .25
       Cumulative effect of accounting
         change                                     ---        (.07)
     Earnings per common share --
       diluted                                 $    .20    $    .18

     Earnings per common share -- diluted
       -- pro forma:
       Earnings before cumulative effect
         of accounting change                  $    .20    $    .24
       Cumulative effect of accounting
         change                                     ---        (.07)
     Earnings per common share --
       diluted                                 $    .20    $    .17


 7.  Cash flow information

     Cash expenditures for interest and income taxes were as
     follows:
                                                Three Months Ended
                                                     March 31,
                                                 2004       2003
                                                 (In thousands)

     Interest, net of amount capitalized       $ 8,520      $8,667
     Income taxes (refunded) paid, net         $(1,267)     $  563

 8.  Reclassifications

     Certain reclassifications have been made in the financial statements for the prior year to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

 9.  New accounting standards

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46 (revised)), which replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 (revised) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns or both. FIN 46 (revised) shall be applied to all entities subject to FIN 46 (revised) no later than the end of the first reporting period that ends after March 15, 2004.

     The Company evaluated the provisions of FIN 46 (revised) and determined that the Company does not have any controlling financial interests in any variable interest entities and, therefore, is not required to consolidate any variable interest entities in its financial statements. The adoption of FIN 46 (revised) did not have an effect on the Company's financial position or results of operations.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FASB Staff Position No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act). SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and accumulated postretirement benefit obligation. The Company provides prescription drug benefits to certain eligible employees and has elected the one-time deferral of accounting for the effects of the 2003 Medicare Act. These consolidated financial statements and accompanying notes do not reflect the effects of the 2003 Medicare Act on the postretirement benefit plans. The Company is currently analyzing the 2003 Medicare Act, along with proposed authoritative guidance, to determine if its benefit plans need to be amended and how to record the effects of the 2003 Medicare Act. Final guidance on the accounting for the federal subsidy provided by the 2003 Medicare Act is pending and that guidance, when issued, could require the Company to change certain previously reported postretirement benefit information.

     SFAS No. 142, "Goodwill and Other Intangible Assets," discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141, "Business Combinations," and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in property, plant and equipment related to its natural gas and oil production business upon adoption of SFAS No. 142. The Company has included such mineral rights as part of property, plant and equipment under the full-cost method of accounting for natural gas and oil properties. An issue has arisen within the natural gas and oil industry as to whether contractual mineral rights under SFAS No. 142 should be classified as intangible rather than as part of property, plant and equipment. This accounting matter is anticipated to be addressed by the FASB's Emerging Issues Task Force during 2004. The resolution of this matter may result in certain reclassifications of amounts in the Consolidated Balance Sheets, as well as changes to Notes to Consolidated Financial Statements in the future. The applicable provisions of SFAS No. 141 and SFAS No. 142 only affect the balance sheet and associated footnote disclosure, so any reclassifications that might be required in the future will not affect the Company's cash flows or results of operations. The Company believes that the resolution of this matter will not have a material effect on the Company's financial position because the mineral rights acquired by its natural gas and oil production business after the June 30, 2001, effective date of SFAS No. 142 were not material.

     In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, 'Business Combinations,' and No. 142, 'Goodwill and Other Intangible Assets,' and EITF Issue No. 04-2, 'Whether Mineral Rights are Tangible or Intangible Assets,'" (FAS 141-1 and FAS 142-1). FAS 141-1 and FAS 142-1 amend SFAS No. 141 and SFAS
     No. 142 to clarify that certain mineral rights held by mining entities that are not within the scope of SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," be classified as tangible assets rather than intangible assets. FAS 141-1 and FAS 142-1 shall be applied to the first reporting period beginning after April 29, 2004. The Company has included such mineral rights at its construction materials and mining business in other intangible assets, net as of March 31, 2004. FAS 141-1 and FAS 142-1 will require reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FAS 141-1 and FAS 142-1 will only affect the balance sheet and associated footnote disclosure, so the reclassifications will not affect the Company's cash flows or results of operations. The Company's leasehold rights, net of accumulated amortization (included in other intangible assets, net on the Consolidated Balance Sheets), are $174.2 million at March 31, 2004, $164.2 million at March 31, 2003, and $174.6 million at December 31, 2003.

10.  Comprehensive income

     Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive loss resulted from losses on derivative instruments qualifying as hedges and foreign currency translation adjustments.

     Comprehensive income, and the components of other comprehensive loss and related tax effects, were as follows:

                                                Three Months Ended
                                                     March 31,
                                                 2004       2003
                                                 (In thousands)

     Net income                                $ 23,580   $ 20,108
       Other comprehensive loss:
         Net unrealized loss on
          derivative instruments qualifying
          as hedges:
          Net unrealized loss on
           derivative instruments arising
           during the period, net of tax of
           $3,636 and $3,541 in 2004 and 2003,
           respectively                          (5,687)    (5,538)
          Less: Reclassification adjustment
           for loss on derivative instruments
           included in net income, net of tax
           of $470 and $716 in 2004 and
           2003, respectively                      (735)    (1,120)
         Net unrealized loss on
          derivative instruments qualifying
          as hedges                              (4,952)    (4,418)
         Foreign currency translation
          adjustment                             (1,061)      (280)
                                                 (6,013)    (4,698)
     Comprehensive income                      $ 17,567   $ 15,410

11.  Equity method investments

     The Company has a number of equity method investments, including MPX Participacoes, Ltda. (MPX) and Carib Power
     Management LLC (Carib Power).

     MPX was formed in August 2001 when MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, entered into a joint venture agreement with a Brazilian firm. MDU Brasil has a 49 percent interest in MPX. MPX, through a wholly owned subsidiary, owns a 220-megawatt natural gas-fired electric generating facility (Brazil Generating Facility) in the Brazilian state of Ceara. Petrobras, the Brazilian state-controlled energy company, has agreed to purchase all of the capacity and market all of the Brazil Generating Facility's energy. The power purchase agreement with Petrobras expires in May 2008. Petrobras also is under contract to supply natural gas to the Brazil Generating Facility during the term of the power purchase agreement. This natural gas supply contract is renewable by a wholly owned subsidiary of MPX for an additional 13 years. The Brazil Generating Facility generates energy based upon economic dispatch and available gas supplies. Under current conditions, including, in particular, existing constraints in the region's gas supply infrastructure, the Company does not expect the facility to generate a significant amount of energy at least through 2006.

     The functional currency for the Brazil Generating Facility is the Brazilian real. The power purchase agreement with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the loss from the change in the fair value of the embedded derivative in the power purchase agreement was $29,000 and $1.5 million (after tax) for the three months ended March 31, 2004 and 2003, respectively. The Company's 49 percent share of the foreign currency loss resulting from the devaluation of the Brazilian real was $159,000 (after tax) for the three months ended March 31, 2004. The Company's 49 percent share of the foreign currency gain resulting from revaluation of the Brazilian real was $902,000 (after tax) for the three months ended March 31, 2003.

     In February 2004, Centennial Energy Resources International, Inc. (Centennial International), an indirect wholly owned subsidiary of the Company, acquired 49.9 percent of Carib Power. Carib Power, through a wholly owned subsidiary, owns a 225-megawatt natural gas-fired electric generating facility located in Trinidad and Tobago (Trinidad and Tobago Generating Facility). The functional currency for the Trinidad and Tobago Generating Facility is the U.S. dollar.

     At March 31, 2004, total assets and long-term debt of MPX and Carib Power were $204.6 million and $161.3 million, respectively. The Company's investment in the Brazil and Trinidad and Tobago Generating Facilities was approximately $39.3 million, including undistributed earnings of $7.6 million at March 31, 2004. The Company's investment in the Brazil Generating Facility was approximately $20.5 million at March 31, 2003, and $25.2 million, including undistributed earnings of $4.6 million at December 31, 2003.

     The Company's share of income from its equity method investments, including MPX and Carib Power, was $3.4 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, and was included in other income - net.

12.  Goodwill and other intangible assets

     The changes in the carrying amount of goodwill were as follows:

                               Balance      Goodwill       Balance
                                as of       Acquired        as of
     Three Months             January 1,     During       March 31,
     Ended March 31, 2004       2004       the Year*        2004
                                         (In thousands)

     Electric                 $     ---    $    ---       $     ---
     Natural gas
       distribution                 ---         ---             ---
     Utility services            62,604         ---          62,604
     Pipeline and energy
       services                   9,494         ---           9,494
     Natural gas and oil
       production                   ---         ---             ---
     Construction materials
       and mining               120,198        (690)        119,508
     Independent power
       production and other       7,131         ---           7,131
     Total                    $ 199,427    $   (690)      $ 198,737


                               Balance      Goodwill       Balance
                                as of       Acquired        as of
     Three Months             January 1,     During       March 31,
     Ended March 31, 2003       2003       the Year*        2003
                                        (In thousands)

     Electric                 $     ---    $    ---       $     ---
     Natural gas
       distribution                 ---         ---             ---
     Utility services            62,487          83          62,570
     Pipeline and energy
       services                   9,494         ---           9,494
     Natural gas and oil
       production                   ---         ---             ---
     Construction materials
       and mining               111,887        (174)        111,713
     Independent power
       production and other       7,131         ---           7,131
     Total                    $ 190,999    $    (91)     $  190,908


                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Year Ended               January 1,     During     December 31,
     December 31, 2003          2003       the Year*       2003
                                        (In thousands)

     Electric                 $     ---    $    ---       $     ---
     Natural gas
       distribution                 ---         ---             ---
     Utility services            62,487         117          62,604
     Pipeline and energy
       services                   9,494         ---           9,494
     Natural gas and oil
       production                   ---         ---             ---
     Construction materials
       and mining               111,887       8,311         120,198
     Independent power
       production and other       7,131         ---           7,131
     Total                    $ 190,999    $  8,428       $ 199,427

     __________________
     * Includes purchase price adjustments related to acquisitions acquired in a prior period.

     Other intangible assets were as follows:

                                   March 31,  March 31,   December 31,
                                     2004        2003        2003
                                           (In thousands)
     Amortizable intangible assets:
       Leasehold rights            $ 186,445   $172,464      $186,419
       Accumulated amortization      (12,273)    (8,274)      (11,779)
                                     174,172    164,190       174,640

       Noncompete agreements          10,275     12,075        12,075
       Accumulated amortization       (7,957)    (9,477)       (9,690)
                                       2,318      2,598         2,385

       Other                          19,308     17,733        17,734
       Accumulated amortization       (2,763)      (713)       (2,265)
                                      16,545     17,020        15,469
     Unamortizable intangible
       assets                            960      1,465           960
     Total                         $ 193,995   $185,273      $193,454

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

     Amortization expense for amortizable intangible assets for the three months ended March 31, 2004 and 2003, and for the year ended December 31, 2003, was $1.1 million, $1.2 million and $5.9 million, respectively. Estimated amortization expense for amortizable intangible assets is $6.7 million in 2004, $5.9 million in 2005, $5.6 million in 2006, $5.0 million in 2007, $5.1 million in 2008 and $165.8 million thereafter.

13.  Derivative instruments

     From time to time, the Company utilizes derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The following information should be read in conjunction with Notes 1 and 5 in the Company's Notes to Consolidated Financial Statements in the 2003 Annual Report.

     As of March 31, 2004, Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, held derivative instruments designated as cash flow hedging instruments.

     Hedging activities

     Fidelity utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the subsidiary's forecasted sales of natural gas and oil production. Each of the natural gas and oil price swap and collar agreements was designated as a hedge of the forecasted sale of natural gas and oil production.

     For the three months ended March 31, 2004 and 2003, the amount of hedge ineffectiveness recognized, which was included in operating revenues, was immaterial. For the three months ended March 31, 2004 and 2003, the subsidiary did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

     Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2004, the maximum term of the subsidiary's swap and collar agreements, in which the subsidiary of the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, is 21 months. The subsidiary of the Company estimates that over the next 12 months net losses of approximately $7.3 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

14.  Asset retirement obligations

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. The Company recorded obligations related to the plugging and abandonment of natural gas and oil wells, decommissioning of certain electric generating facilities, reclamation of certain aggregate properties and certain other obligations associated with leased properties. Removal costs associated with certain natural gas distribution, transmission, storage and gathering facilities have not been recognized as these facilities have been determined to have indeterminate useful lives.

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

     The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and in Trinidad and Tobago, as discussed in Note 11. The electric segment generates, transmits and distributes electricity, and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling and the manufacture and distribution of specialty equipment. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration, development and production activities, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the central and western United States and in the states of Alaska and Hawaii. The independent power production and other operations own electric generating facilities in the United States and have investments in electric generating facilities in Brazil and in Trinidad and Tobago. Electric capacity and energy produced at these facilities are primarily sold under long-term contracts to nonaffiliated entities. These operations also include investments in opportunities that are not directly being pursued by the Company's other businesses.

     The information below follows the same accounting policies as described in Note 1 of the Company's 2003 Annual Report.
     Information on the Company's businesses was as follows:

                                               Inter-
                                External      segment     Earnings
                                Operating   Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)
     Three Months
     Ended March 31, 2004

     Electric                  $  46,989    $     ---    $  3,408
     Natural gas distribution    128,320          ---       2,323
     Pipeline and energy
       services                   56,539       27,613       2,683
                                 231,848       27,613       8,414
     Utility services            100,251          ---      (1,901)
     Natural gas and oil
       production                 37,507       43,462      25,260
     Construction materials
       and mining                139,446          ---     (11,881)
     Independent power
       production and other        6,407          919       3,516
                                 283,611       44,381      14,994
     Intersegment eliminations       ---      (71,994)        ---
     Total                     $ 515,459    $     ---    $ 23,408


                                               Inter-
                                External      segment     Earnings
                                Operating   Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)

     Three Months
     Ended March 31, 2003

     Electric                  $  45,671     $    ---    $  4,817
     Natural gas distribution    110,987          ---       4,245
     Pipeline and energy
       services                   39,212       21,919       4,311
                                 195,870       21,919      13,373
     Utility services            103,663          ---       1,110
     Natural gas and oil
       production                 41,118       27,905      11,666
     Construction materials
       and mining                120,753          ---      (7,440)
     Independent power
       production and other        6,349          740       1,212
                                 271,883       28,645       6,548
     Intersegment eliminations       ---      (50,564)        ---
     Total                     $ 467,753     $    ---    $ 19,921

     Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from utility services, natural gas and oil production, construction materials and mining, and independent power production and other are all from nonregulated operations.

16.  Acquisitions

     During the first three months of 2004, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Iowa and Minnesota. The total purchase consideration for these businesses and purchase price adjustments with respect to certain other acquisitions acquired prior to 2004, including the Company's common stock and cash, was $24.8 million.

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

17.  Employee benefit plans

     The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (income) for the Company's pension and other postretirement benefit plans were as follows:
                                                          Other
                                      Pension         Postretirement
     Three Months                     Benefits           Benefits
     Ended March 31                 2004    2003       2004    2003
                                            (In thousands)

     Components of net periodic
       benefit cost (income):
       Service cost               $ 1,849   $ 1,432   $  583  $  442
       Interest cost                3,941     3,794    1,324   1,247
       Expected return on
         assets                    (5,087)   (5,225)    (993)   (981)
       Amortization of prior
         service cost                 278       285      ---     ---
       Recognized net actuarial
         (gain) loss                  247       (68)     (55)   (130)
       Amortization of net
         transition obligation
         (asset)                      (63)     (237)     526     538
     Net periodic benefit cost
       (income)                     1,165       (19)   1,385   1,116
     Less amount capitalized           74       (11)     102      80
     Net periodic benefit cost
       (income)                   $ 1,091   $    (8)  $1,283  $1,036


     As of March 31, 2004, approximately $400,000 has been contributed to the defined benefit pension plans and approximately $1.2 million has been contributed to the postretirement benefit plans. The Company presently anticipates contributing an additional $1.2 million to its pension plans in 2004 for a total of $1.6 million for the year. The Company presently anticipates contributing an additional $3.8 million to its postretirement benefit plans for a total of $5.0 million for the year.

     In addition to the qualified plan defined pension benefits reflected in the table above, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that provides for defined benefit payments upon the employee's retirement or to their beneficiaries upon death for a 15-year period or as an equivalent life annuity. The Company's net periodic benefit cost for this plan for the three months ended March 31, 2004 and 2003, was $1.5 million and $1.2 million, respectively.

18.  Regulatory matters and revenues subject to refund

     On April 1, 2004, Montana-Dakota filed an application with the Montana Public Service Commission (MTPSC) for a natural gas rate increase. Montana-Dakota requested a total of $1.5 million annually or 1.8 percent above current rates. Montana-Dakota requested an interim increase of $500,000 annually to be effective within 30 days of the filing of the natural gas rate increase. A final order from the MTPSC is due January 1, 2005.

     On March 3, 2004, Montana-Dakota filed an application with the North Dakota Public Service Commission (NDPSC) for a natural gas rate increase. Montana-Dakota requested a total of $3.3 million annually or 2.8 percent above current rates. The natural gas rate increase application included an interim increase of $1.9 million annually to be effective within 60 days of the filing of the natural gas rate increase. On April 26, 2004, Montana-Dakota filed an amendment to its request for interim rate increase requesting an interim increase of $1.7 million annually. On April 27, 2004, the NDPSC issued an Order approving Montana-Dakota's interim rate increase of $1.7 million annually effective for service rendered on or after May 3, 2004. Montana-Dakota began collecting such rates effective May 3, 2004, subject to refund until the NDPSC issues a final order. A final order from the NDPSC is due October 3, 2004.

     In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission (FERC).
     Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. In July 2003, the FERC issued its Order on Initial Decision. The Order on Initial Decision affirmed the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there are other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. In September 2003, the FERC issued an Order granting Williston Basin's request for rehearing of the July 2003, Order on Initial Decision. The Company is awaiting a decision from the FERC on the merits of the Company's rehearing request but is unable to predict the timing of the FERC's decision.

     Reserves have been provided for a portion of the revenues that have been collected subject to refund with respect to Williston Basin's pending regulatory proceeding. Williston Basin believes that such reserves are adequate based on its assessment of the ultimate outcome of the proceeding.

19.  Contingencies

     Litigation

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

     Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, 13 lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and April 2004 by a number of environmental organizations, including the Northern Plains Resource Council and the Montana Environmental Information Center as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to Federal District Court in Wyoming. The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act and the National Environmental Policy Act. The lawsuits seek injunctive relief, invalidation of various permits and unspecified damages. Fidelity is unable to quantify the damages sought in any of these cases, and will be unable to do so until after completion of discovery in the separate cases. Fidelity is vigorously defending all coalbed-related lawsuits in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

     Montana-Dakota has joined with two electric generators in appealing a finding by the North Dakota Department of Health (Department) in September 2003 that the Department may unilaterally revise operating permits previously issued to electric generating plants. Although it is doubtful that any revision of Montana-Dakota's operating permits by the Department would reduce the amount of electricity its plants could generate, the finding, if allowed to stand, could increase costs for sulfur dioxide removal and/or limit Montana-Dakota's ability to modify or expand operations at its North Dakota generation sites. Montana-Dakota and the other electric generators filed their appeal of the order in October 2003, in the Burleigh County District Court in Bismarck, North Dakota. Proceedings have been stayed pending discussions with the United States Environmental Protection Agency (EPA), the Department and the other electric generators.

     In a related case, the Dakota Resource Council filed an action in Federal District Court in Denver, Colorado, in September 2003, to require the EPA to enforce certain air quality standards in North Dakota. If successful, the action could require the curtailment of discharges of sulfur dioxide into the atmosphere by existing electric generating facilities and could preclude or hinder the construction of future generating facilities in North Dakota. The Company has filed a Motion to Intervene in the lawsuit and has joined in a brief supporting a Motion to Dismiss filed by the EPA. The EPA Motion to Dismiss was granted on April 1, 2004.

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

     Guarantees

     Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the natural gas-fired electric generating facility in Brazil, as discussed in Note 11. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At March 31, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $40.0 million and the scheduled repayment of these borrowings is $5.4 million in 2004, $10.7 million in 2005, $10.7 million in 2006, $10.7 million in 2007 and $2.5 million in 2008. The individual investor (who through EBX Empreendimentos Ltda. (EBX), a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

     In addition, WBI Holdings has guaranteed certain of its subsidiary's natural gas and oil price swap and collar agreement obligations. The amount of the subsidiary's obligation at March 31, 2004, was $5.0 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at March 31, 2004, expire in 2004 and 2005; however, the subsidiary continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. At March 31, 2004, the amount outstanding was reflected on the Consolidated Balance Sheets. In the event the above subsidiary defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

     Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At March 31, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $53.2 million.
     The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $7.5 million in 2004; $24.9 million in 2005; $3.8 million in 2006; $545,000 in
     2007; $911,000 in 2009; $12.0 million in 2012; $500,000, which is subject to expiration 30 days after the receipt of written notice; and $3.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $355,000 and was reflected on the Consolidated Balance Sheets at March 31, 2004. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

     Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At March 31, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2005 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the entity issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.3 million, which was not reflected on the Consolidated Balance Sheets at March 31, 2004, because these intercompany transactions are eliminated in consolidation.

     In addition, Centennial has issued guarantees related to the Company's purchase of maintenance items to third parties for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheets at March 31, 2004.

     As of March 31, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $277 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments are expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future.
     The surety bonds were not reflected on the Consolidated Balance
     Sheets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This subsection of Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) is a brief overview of the important factors that management focuses on in evaluating the Company's businesses, the Company's financial condition and operating performance, the Company's overall business strategy and the earnings of the Company for the period covered by this report. This subsection is not intended to be a substitute for reading the entire Management's Discussion and Analysis section. Reference is made to the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, as well as other factors that are listed in the Introduction in relation to any forward-looking statement.

Business and Strategy Overview

The Company has six reportable segments consisting of electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production, and construction materials and mining. The independent power production and other operations do not individually meet the criteria to be considered a reportable segment.

The electric segment includes the electric generation, transmission and distribution operations of Montana-Dakota. The natural gas distribution segment includes the natural gas distribution operations of Montana-Dakota and Great Plains Natural Gas Co. The utility services segment includes all the operations of Utility Services, Inc. The pipeline and energy services segment includes WBI Holdings' natural gas transportation, underground storage, gathering services, and energy-related management services. The natural gas and oil production segment includes the natural gas and oil acquisition, exploration, development and production operations of WBI Holdings. The construction materials and mining segment includes the results of Knife River's operations. Independent power production and other operations own electric generating facilities in the United States and have investments in electric generating facilities in Brazil and Trinidad and Tobago and investments in opportunities that are not directly being pursued by the Company's other businesses.

Earnings from electric, natural gas distribution, and pipeline and energy services are substantially all from regulated operations. Earnings from utility services, natural gas and oil production, construction materials and mining, and independent power production and other are all from nonregulated operations.

On August 14, 2003, the Company's Board of Directors approved a three-for-two common stock split. For more information on the common stock split, see Note 3 of Notes to Consolidated Financial
Statements.

The Company's strategy is to pursue growth opportunities by expanding upon its expertise in energy and transportation infrastructure industries, focusing on acquiring and developing well-managed companies and projects that enhance shareholder value and are accretive to earnings per share and returns on invested capital.

The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 6 percent to 9 percent.
In addition, earnings per share for 2004, diluted, are projected in the range of $1.60 to $1.75. Contributing to the anticipated growth goals and/or earnings per share projections are a number of items including:

  - An expected return in 2004 at the electric business that is anticipated to be generally consistent with overall authorized levels.

  - Anticipated natural gas rate increases that offset higher expected operating costs at the natural gas distribution business.

  - Anticipated increased margins in 2004 compared to 2003 at the utility services business.

  - An expected increase of total natural gas throughput of approximately 20 percent to 25 percent over 2003 levels at the pipeline and energy services business, largely due to the Grasslands Pipeline, which began providing natural gas transmission service on December 23, 2003.

  - An expected decline in transportation rates in 2004 from 2003 levels due to the estimated effects of a FERC rate order received in July 2003.

  - An expected combined natural gas and oil production increase of approximately 10 percent in 2004 compared to 2003.

  - Natural gas prices in the Rocky Mountain region for May through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $3.75 to $4.25 per Mcf. The Company's estimates for natural gas prices on the NYMEX for May through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $4.75 to $5.25 per Mcf.

  - NYMEX crude oil prices for April through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $28 to $32 per barrel.

  - The Company has hedged a portion of its 2004 natural gas production. The Company has entered into agreements representing approximately 30 percent to 35 percent of 2004 estimated annual natural gas production. The agreements are at various indices and range from a low CIG index of $3.75 to a high NYMEX index of $6.11 per Mcf. CIG is an index pricing point related to Colorado Interstate Gas Co.'s system.

  -  The Company has hedged a portion of its 2004 oil production.
     The Company has entered into agreements at NYMEX prices with a low of $28.84 and a high of $30.28, representing approximately 30 percent to 35 percent of 2004 estimated annual oil production.

  - An expected increase in 2004 revenues of approximately 10 percent to 15 percent over 2003 levels at the construction materials and mining business.

  - Anticipated earnings in the range of $18 million to $23 million in 2004 at the independent power production and other businesses.

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company's equity securities. Net capital expenditures are estimated to be approximately $415 million for 2004.

The Company faces certain challenges and risks as it pursues its growth strategies, including, but not limited to the following:

  - The natural gas and oil production business experiences fluctuations in average natural gas and oil prices. These prices are volatile and subject to significant change at any time. The Company hedges a portion of its natural gas and oil production in order to mitigate price volatility.

  - The uncertain economic environment and the depressed telecommunications market have been challenging, particularly for the Company's utility services business which has been subjected to lower margins and decreased workloads. These economic factors have also negatively affected the Company's energy services business.

  - Fidelity continues to seek additional reserve and production growth through acquisition, exploration, development and production of natural gas and oil resources, including the development and production of its coalbed natural gas properties. Future growth is dependent upon success in these endeavors. Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, 13 lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

For further information on certain factors that should be considered for a better understanding of the Company's financial condition, see the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, as well as other factors that are listed in the Introduction.

For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements.

Earnings Overview

The following table (dollars in millions, where applicable) summarizes the contribution to consolidated earnings by each of the Company's businesses.

                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2004    2003
Electric                                        $  3.4  $  4.8
Natural gas distribution                           2.3     4.2
Utility services                                  (1.9)    1.1
Pipeline and energy services                       2.7     4.3
Natural gas and oil production                    25.3    11.7
Construction materials and mining                (11.9)   (7.4)
Independent power production and other             3.5     1.2
Earnings on common stock                        $ 23.4  $ 19.9

Earnings per common share - basic               $  .20  $  .18

Earnings per common share - diluted             $  .20  $  .18

Return on average common equity
 for the 12 months ended                         12.7%   11.8%
________________________________

Three Months Ended March 31, 2004 and 2003

Consolidated earnings for the quarter ended March 31, 2004, increased $3.5 million from the comparable prior period due to higher earnings at the natural gas and oil production and independent power production and other businesses. Decreased earnings at the other businesses partially offset the earnings increase.

Natural gas and oil production earnings increased due to the absence in 2004 of a $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as discussed in Note 14 of Notes to Consolidated Financial Statements. Also adding to the increase in earnings were higher average natural gas and oil prices and increased natural gas production. Higher depreciation, depletion and amortization expense partially offset the increase in earnings.

Earnings increased at the independent power production and other businesses due to higher income from the Company's share of its equity method investment in Brazil, the result of significantly lower financing costs, combined with the effects of changes in the value of the embedded derivative in the power purchase agreement, partially offset by foreign currency changes.

The construction materials and mining business experienced higher losses as a result of normal seasonal losses from businesses acquired since the prior period and lower earnings compared to the prior period in connection with work on a large harbor-deepening project that is substantially complete.

Utility services experienced a $1.9 million loss compared to $1.1 million of earnings for the comparable prior period due to decreased margins and workloads.

Earnings decreased at the natural gas distribution business due to higher operation and maintenance expense and lower retail sales volumes, partially offset by higher retail sales prices due to a rate increase effective in South Dakota.

Pipeline and energy services earnings decreased due to higher operating expenses and lower storage revenues. Partially offsetting this decrease were higher natural gas transportation volumes as a result of the Grasslands Pipeline, offset in part by a decrease in revenues from lower transportation reservation fees unrelated to the Grasslands Pipeline.

Electric earnings decreased as a result of higher operation and maintenance expense and lower retail sales prices due to the seasonal effects of a new rate design for retail customers in North Dakota, partially offset by higher average sales for resale margins.

Financial and operating data

The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's businesses.

Electric
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003

Operating revenues                              $  47.0  $  45.7

Operating expenses:
 Fuel and purchased power                          16.7     15.4
 Operation and maintenance                         15.0     13.4
 Depreciation, depletion and amortization           5.0      5.0
 Taxes, other than income                           2.3      2.0
                                                   39.0     35.8

Operating income                                $   8.0  $   9.9

Retail sales (million kWh)                        621.1    600.1
Sales for resale (million kWh)                    227.3    251.4
Average cost of fuel and purchased
 power per kWh                                  $  .019  $  .017

Natural Gas Distribution
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003
Operating revenues:
 Sales                                          $ 127.0  $ 110.0
 Transportation and other                           1.3      1.0
                                                  128.3    111.0
Operating expenses:
 Purchased natural gas sold                       105.6     88.2
 Operation and maintenance                         13.8     11.6
 Depreciation, depletion and amortization           2.3      2.5
 Taxes, other than income                           1.6      1.4
                                                  123.3    103.7

Operating income                                $   5.0  $   7.3

Volumes (MMdk):
 Sales                                             16.3     17.5
 Transportation                                     3.8      3.1
Total throughput                                   20.1     20.6

Degree days (% of normal)*                          96%     102%
Average cost of natural gas, including
 transportation thereon, per dk                 $  6.46  $  5.05
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.

Utility Services
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003

Operating revenues                              $ 100.3  $ 103.7

Operating expenses:
 Operation and maintenance                         95.5     94.2
 Depreciation, depletion and amortization           2.6      2.5
 Taxes, other than income                           4.8      4.4
                                                  102.9    101.1

Operating income (loss)                         $  (2.6) $   2.6


Pipeline and Energy Services
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003
Operating revenues:
 Pipeline                                       $  23.1  $  25.4
 Energy services                                   61.1     35.7
                                                   84.2     61.1
Operating expenses:
 Purchased natural gas sold                        57.3     34.5
 Operation and maintenance                         13.4     12.3
 Depreciation, depletion and amortization           4.7      3.7
 Taxes, other than income                           1.9      1.5
                                                   77.3     52.0

Operating income                                $   6.9  $   9.1

Transportation volumes (MMdk):
 Montana-Dakota                                     8.3      8.4
 Other                                             14.1     12.5
                                                   22.4     20.9

Gathering volumes (MMdk)                           19.5     18.9

Natural Gas and Oil Production
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003

Operating revenues:
 Natural gas                                    $  66.4  $  55.2
 Oil                                               14.2     13.7
 Other                                               .4       .1
                                                   81.0     69.0
Operating expenses:
  Purchased natural gas sold                         .4      ---
  Operation and maintenance:
    Lease operating costs                           8.2      8.1
    Gathering and transportation                    2.5      3.3
    Other                                           6.0      5.0
  Depreciation, depletion and
    amortization                                   16.6     14.2
  Taxes, other than income:
    Production and property taxes                   4.7      5.5
    Other                                            .1       .2
                                                   38.5     36.3

Operating income                                $  42.5  $  32.7

Production:
 Natural gas (MMcf)                              14,506   13,639
 Oil (000's of barrels)                             457      474

Average realized prices (including hedges):
 Natural gas (per Mcf)                          $  4.57  $  4.05
 Oil (per barrel)                               $ 31.16  $ 29.00

Average realized prices (excluding hedges):
 Natural gas (per Mcf)                          $  4.68  $  4.69
 Oil (per barrel)                               $ 32.34  $ 31.05

Production costs, including
  taxes, per net equivalent Mcf:
  Lease operating costs                         $   .48  $   .49
  Gathering and transportation                      .14      .20
  Production and property taxes                     .27      .34
                                                $   .89  $  1.03


Construction Materials and Mining
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003

Operating revenues                              $ 139.4  $ 120.8

Operating expenses:
 Operation and maintenance                        133.0    111.5
 Depreciation, depletion and amortization          16.2     14.6
 Taxes, other than income                           6.5      4.7
                                                  155.7    130.8

Operating loss                                  $ (16.3) $ (10.0)

Sales (000's):
 Aggregates (tons)                                4,807    5,027
 Asphalt (tons)                                     302      162
 Ready-mixed concrete (cubic yards)                 574      515


Independent Power Production and Other
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003

Operating revenues                              $   7.3  $   7.1

Operating expenses:
  Operation and maintenance                         4.7      4.2
  Depreciation, depletion and amortization          2.1      1.6
                                                    6.8      5.8

Operating income                                $    .5  $   1.3

Net generation capacity - kW*                   279,600  279,600
Electricity produced and sold (thousand kWh)*    31,355   48,900
_____________________
 * Reflects domestic independent power production operations.
 NOTE: The earnings from the Company's equity method investments in Brazil and Trinidad and Tobago were included in other income - net and, thus, are not reflected in the above table.

Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intersegment transactions. The amounts (dollars in millions) relating to the elimination of intersegment transactions were as follows:
                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   2004     2003

Operating revenues                              $  72.0  $  50.6
Purchased natural gas sold                         68.5     46.6
Operation and maintenance                           3.5      4.0

For further information on intersegment eliminations, see Note 15 of Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2004 and 2003

Electric

Electric earnings decreased as a result of higher operation and maintenance expense, including increased payroll, pension and other benefit-related costs. Also contributing to the earnings decrease were increased fuel and purchased power costs, lower retail sales prices due to the seasonal effects of a new rate design for retail customers in North Dakota, and lower sales for resale volumes of 10 percent resulting from less energy being available due to higher retail demand. Partially offsetting the decrease in earnings were higher average sales for resale margins and higher retail sales volumes to all customer classes.

Natural Gas Distribution

Earnings at the natural gas distribution business decreased due to higher operation and maintenance expense, including increased payroll, pension and other benefit-related costs; lower retail sales volumes of 7 percent due to weather that was 5 percent warmer than the prior period; and decreased service and repair margins. Partially offsetting the earnings decrease were higher retail sales prices due to a rate increase effective in South Dakota.

Utility Services

Utility services experienced a $1.9 million loss for the first quarter, compared to $1.1 million in earnings for the comparable prior period. Decreased inside electrical margins in the Central and Northwest regions, combined with decreased line construction margins and workload in the Central and Rocky Mountain regions, more than offset increased line construction margins in the Northwest and Southwest regions.

Pipeline and Energy Services

Earnings at the pipeline and energy services business decreased as a result of higher operating expenses, which were partially the result of increased costs associated with the expansion of pipeline and gathering operations, and lower storage service revenues. Partially offsetting the decrease in earnings was an increase in natural gas transportation volumes as a result of the Grasslands Pipeline, which began providing natural gas transmission service late in 2003, offset in part by a decrease in revenues from lower transportation reservation fees unrelated to the Grasslands Pipeline resulting from a decrease in the level of firm services provided. The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of increases in natural gas prices and volumes since the comparable prior period.

Natural Gas and Oil Production

Natural gas and oil production earnings increased due to the absence in 2004 of a 2003 noncash transition charge, as previously discussed, and higher average realized natural gas prices of 13 percent due in part to the Company's ability to access higher-priced markets for its natural gas production through the recently constructed Grasslands Pipeline. Higher natural gas production of 6 percent and higher average realized oil prices of 7 percent, also added to the increase in earnings. Partially offsetting the earnings increase was higher depreciation, depletion and amortization expense due to higher rates and higher nataral gas production volumes.

Construction Materials and Mining

The construction materials and mining business experienced higher losses as a result of normal seasonal losses from businesses acquired since the prior period; lower aggregate margins and volumes at existing operations largely related to lower construction activity compared to the prior period in connection with work on a large harbor-deepening project in southern California that is substantially complete; and higher selling, general and administrative expenses. Improved asphalt margins slightly offset the seasonal loss.

Independent Power Production and Other

Earnings for the independent power production and other businesses increased largely due to higher net income of $2.6 million from the Company's share of its equity investment in Brazil. The higher net income was due primarily to lower financing costs, largely the result of obtaining low-cost, long-term financing for the operation in mid-2003, combined with the effects of changes in the value of the embedded derivative in the power purchase agreement, partially offset by foreign currency changes.

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

These factors include: price fluctuations in natural gas and crude oil prices; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells. Significant changes in these factors could negatively affect the results of operations and financial condition of the Company's natural gas and oil production business.

The construction and operation of power generation facilities may involve unanticipated changes or delays which could negatively impact the Company's business and its results of operations.

The construction and operation of power generation facilities involves many risks, including start-up risks, breakdown or failure of equipment, competition, inability to obtain required governmental permits and approvals, and inability to negotiate acceptable acquisition, construction, fuel supply, off-take, transmission or other material agreements, as well as the risk of performance below expected levels of output or efficiency. Such unanticipated events could negatively impact the Company's business and its results of operations.

The uncertain economic environment and depressed telecommunications market may have a general negative impact on the Company's future revenues and may result in a goodwill impairment for Innovatum, Inc. (Innovatum), an indirect wholly owned subsidiary of the Company.

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

Innovatum, which specializes in cable and pipeline magnetization and locating, is subject to the economic conditions within the telecommunications and energy industries. Innovatum has also developed a hand-held locating device that can detect both magnetic and plastic materials. Innovatum could face a future goodwill impairment if there is a continued downturn in the telecommunications and energy industries or if it cannot find a successful market for the hand-held locating device. At March 31, 2004, the goodwill amount at Innovatum was approximately $8.3 million. The determination of whether an impairment will occur is dependent on a number of factors, including the level of spending in the telecommunications and energy industries, the success of the hand-held locating device at Innovatum, rapid changes in technology, competitors and potential new customers.

The Company relies on financing sources and capital markets. If the Company was unable to obtain financing in the future, the Company's ability to execute its business plans, make capital expenditures or pursue acquisitions that the Company may otherwise rely on for future growth could be impaired.

The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a source of liquidity for capital requirements not satisfied by its cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

  -  A severe prolonged economic downturn
  - The bankruptcy of unrelated industry leaders in the same line of business
  -  Capital market conditions generally
  -  Volatility in commodity prices
  -  Terrorist attacks
  -  Global events

Environmental and Regulatory Risks

Some of the Company's operations are subject to extensive environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities. One of the Company's subsidiaries is subject to litigation in connection with its coalbed natural gas development activities.

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

Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, 13 lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

Risks Relating to Foreign Operations

The value of the Company's investments in foreign operations may diminish due to political, regulatory and economic conditions and changes in currency exchange rates in countries where the Company does business.

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

All of the Company's businesses are subject to increased competition. The independent power industry includes numerous strong and capable competitors, many of which have greater resources and more experience in the operation, acquisition and development of power generation facilities. Utility services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties as well as in the sale of its production output. The increase in competition could negatively affect the Company's results of operations and financial condition.

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

Prospective Information

The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company and its subsidiaries over the next few years and other matters for each of the Company's businesses. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference is made to assumptions contained in this section, as well as the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, and other factors that are listed in the Introduction. Changes in such assumptions and factors could cause actual future results to differ materially from targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

- Earnings per common share for 2004, diluted, are projected in the range of $1.60 to $1.75, an increase from prior guidance of $1.55 to $1.68.

- The Company expects the percentage of 2004 earnings per common share, diluted, by quarter to be in the following approximate ranges:

  -  Second quarter - 22 percent to 27 percent
  -  Third quarter - 37 percent to 42 percent
  -  Fourth quarter - 24 percent to 29 percent

- The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 6 percent to 9 percent.

- The Company will consider issuing equity from time to time to keep debt at the nonregulated businesses at no more than 40 percent of total capitalization.

- The Company had formed an alliance with several electric cooperatives in the region to evaluate potential utility opportunities presented by the bankruptcy of NorthWestern Corporation (NorthWestern). NorthWestern filed for Chapter 11 bankruptcy protection on September 14, 2003. On May 4, 2004, the alliance announced that it was ceasing its efforts to acquire the assets of NorthWestern.
  The alliance has been dissolved.

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

- The expected return for this segment in 2004 is anticipated to be generally consistent with overall authorized levels.

- Regulatory approval has been received from the NDPSC and the South Dakota Public Utilities Commission to include renewable energy in the fuel adjustment clause. The Company has plans to purchase energy from a 20-megawatt wind energy farm in North Dakota.
  However, wind development is currently stalled nationwide awaiting federal reauthorization of the production tax credits. This segment does not anticipate the project being constructed until the tax credits are extended.

- The Company continues to evaluate potential needs for future generation. The Company expects to build or acquire an additional 175-megawatts to 200-megawatts of capacity over the next 10 years to replace expiring contracts and meet system growth requirements. The Company is working with the state of North Dakota to determine the feasibility of constructing a lignite-fired power plant in western North Dakota. This segment also announced its involvement in a coalition with four other utilities to study the feasibility of building a coal-based facility, possibly combined with a wind energy facility, at potential sites in North Dakota, South Dakota and Iowa. The costs of building and/or acquiring the additional generating capacity needed by the utility are expected to be recovered in rates.

- On January 9, 2004, Montana-Dakota entered into a firm capacity contract with a Midwest utility to purchase 5 megawatts of capacity during the period May 1, 2004 to October 31, 2004, 15 megawatts during the period May 1, 2005 to October 31, 2005 and 25 megawatts during the period May 1, 2006 to October 31, 2006. In addition, on January 9, 2004, Montana-Dakota entered into a firm power contract with the same Midwest utility to purchase 70 megawatts of power during the period November 1, 2006 to December 31, 2006, 80 megawatts during the period January 1, 2007 to December 31, 2007, 90 megawatts during the period January 1, 2008 to December 31, 2008 and 100 megawatts during the period January 1, 2009 to December 31, 2010. All capacity and power purchases from these contracts are contingent upon the parties securing transmission service for the delivery of capacity and power to Montana-Dakota's customer load. Transmission service has not yet been secured.

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

- Montana-Dakota filed applications with the MTPSC and the NDPSC seeking increases in natural gas retail rates of $1.5 million annually or 1.8 percent above current rates and $3.3 million annually or 2.8 percent above current rates, respectively. While Montana-Dakota believes that it should be authorized to increase retail rates in the amounts requested, there is no assurance that the increases ultimately allowed will be for the full amount requested in each jurisdiction. For further information on the natural gas rate increase applications, see Note 18 of Notes to Consolidated Financial Statements.

Utility services

- Revenues for this segment are expected to be in the range of $440 million to $490 million in 2004.

- This segment anticipates margins to increase in 2004 as compared to 2003 levels.

- This segment's work backlog as of March 31, 2004, was approximately $174 million compared to $158 million at March 31, 2003.

Pipeline and energy services

- In 2004, total natural gas throughput is expected to increase approximately 20 percent to 25 percent over 2003 levels largely due to the Grasslands Pipeline, which began providing natural gas transmission service on December 23, 2003.

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

- Natural gas production from operated properties was 74 percent of total natural gas production for the three months ended March 31, 2004.

- This segment expects to drill more than 400 wells in 2004.

- Natural gas prices in the Rocky Mountain region for May through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $3.75 to $4.25 per Mcf. The Company's estimates for natural gas prices on the NYMEX for May through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $4.75 to $5.25 per Mcf. During 2003, more than two-thirds of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for April through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $28 to $32 per barrel.

- The Company has hedged a portion of its 2004 natural gas production. The Company has entered into agreements representing approximately 30 percent to 35 percent of 2004 estimated annual natural gas production. The agreements are at various indices and range from a low CIG index of $3.75 to a high NYMEX index of $6.11 per Mcf. CIG is an index pricing point related to Colorado Interstate Gas Co.'s system.

- The Company has hedged a portion of its 2004 oil production.
  The Company has entered into agreements at NYMEX prices with a low of $28.84 and a high of $30.28, representing approximately 30 percent to 35 percent of 2004 estimated annual oil production.

- The Company has hedged approximately 15 percent to 20 percent of its 2005 estimated annual natural gas production and 10 percent to 15 percent of its 2005 estimated annual oil production. The Company will continue to evaluate additional hedging opportunities.

Construction materials and mining

- Aggregate volumes in 2004 are expected to be comparable to 2003 levels. Ready-mixed concrete volumes are expected to increase by 15 percent to 20 percent, while asphalt volumes are expected to increase 10 percent to 15 percent over 2003.

- Revenues in 2004 are expected to increase by approximately 10 percent to 15 percent over 2003 levels.

- The Company is confident that the replacement funding legislation for the Transportation Equity Act for the 21st Century (TEA-21) will be at funding levels equal to or higher than the funding under TEA-21.

- As of mid-April, this segment had $460 million in work backlog compared to $325 million in mid-April of 2003.

- On May 3, 2004, this segment acquired a construction materials and services provider in Idaho. This company has annual revenues of approximately $35 million.

- Three of the four labor contracts that Knife River was negotiating, as reported in Items 1 and 2 -- Business and Properties
  - General in the Company's 2003 Form 10-K, have been ratified and one remains in negotiations. The Company considers its relations with its employees to be satisfactory.

Independent power production and other

- Earnings projections for independent power production and other operations are expected to be in the range of $18 million to $23 million in 2004.

- The Company has begun construction of a 116-megawatt coal-fired electric generating project near Hardin, Montana. The Company has entered into a power sales agreement with Powerex Corp., a subsidiary of BC Hydro. The power sales agreement is for three years with a two-year extension option and provides for capacity and energy payments for the entire output of the plant. The projected on-line date for this plant is late 2005.

- On April 16, 2004, Centennial Energy acquired an independent power production operating and development company in Lafayette, Colorado.

New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46 (revised)), which replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 (revised) shall be applied to all entities subject to FIN 46 (revised) no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 (revised) did not have an effect on the Company's financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FASB Staff Position No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act). The Company provides prescription drug benefits to certain eligible employees and has elected the one-time deferral of accounting for the effects of the 2003 Medicare Act.
The Company is currently analyzing the 2003 Medicare Act, along with proposed authoritative guidance, to determine if its benefit plans need to be amended and how to record the effects of the 2003 Medicare Act.

SFAS No. 142, "Goodwill and Other Intangible Assets," discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141, "Business Combinations," and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. An issue has arisen within the natural gas and oil industry as to whether contractual mineral rights under SFAS No. 142 should be classified as intangible rather than as part of property, plant and equipment. The Company believes that the resolution of this matter will not have a material effect on the Company's financial position because the mineral rights acquired by its natural gas and oil production business after the June 30, 2001, effective date of SFAS No. 142 were not material.

In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, 'Business Combinations,' and No. 142, 'Goodwill and Other Intangible Assets,' and EITF Issue No. 04-2, 'Whether Mineral Rights are Tangible or Intangible Assets,'" (FAS 141-1 and FAS 142-1). FAS 141-1 and FAS 142-1 will require reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements.
FAS 141-1 and FAS 142-1 will only affect the balance sheet and associated footnote disclosure, so the reclassifications will not affect the Company's cash flows or results of operations.
The Company's leasehold rights, net of accumulated amortization (included in other intangible assets, net on the Consolidated Balance Sheets), are $174.2 million at March 31, 2004, $164.2 million at March 31, 2003, and $174.6 million at December 31, 2003.

For further information on FIN 46 (revised), FASB Staff Position No. FAS 106-1, SFAS No. 142 and 141, and FASB Staff Position Nos. FAS
141-1 and FAS 142-1, see Note 9 of Notes to Consolidated Financial
Statements.

Critical Accounting Policies Involving Significant Estimates

The Company's critical accounting policies involving significant estimates include impairment testing of long-lived assets and intangibles, impairment testing of natural gas and oil production properties, revenue recognition, purchase accounting, asset retirement obligations, and pension and other postretirement benefits. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. For more information on critical accounting policies involving significant estimates, see Part II,
Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Commitments

Cash flows

Operating activities --

Cash flows provided by operating activities in the first quarter of 2004 decreased $6.0 million from the comparable 2003 period due in part to a decrease in cash provided by working capital and other items of $10.5 million, partially offset by higher depreciation, depletion and amortization expense of $5.4 million, resulting largely from increased property, plant and equipment balances and higher mineral production rates and volumes.

Investing activities --

Cash flows used in investing activities in the first quarter of 2004 decreased $79.4 million from the comparable 2003 period, the result of a decrease in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $106.8 million, offset by an increase in investments of $21.6 million and a decrease in proceeds from notes receivable of $5.8 million. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $19.5 million and $1.1 million for the first quarter of 2004 and 2003, respectively.

Financing activities --

Cash flows provided by financing activities in the first quarter of 2004 decreased $54.8 million, primarily the result of a decrease in the issuance of long-term debt of $84.7 million and an increase in the repayment of long-term debt of $30.2 million. An increase in the issuance of common stock of $54.1 million, primarily due to net proceeds received from an underwritten public offering, partially offset the decrease in cash provided by financing activities.

Defined benefit pension plans

The Company has qualified noncontributory defined benefit pension plans (Pension Plans) for certain employees. Plan assets consist of investments in equity and fixed income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the Pension Plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines.
At December 31, 2003, certain Pension Plans' accumulated benefit obligations exceeded these plans' assets by approximately
$4.3 million. Pretax pension expense (income) reflected in the years ended December 31, 2003, 2002 and 2001, was $153,000, ($2.4)
million and ($4.4) million, respectively. The Company's pension expense is currently projected to be approximately $4.0 million to $5.0 million in 2004. A reduction in the Company's assumed discount rate for Pension Plans along with declines in the equity markets experienced in 2002 and 2001 have combined to largely produce the increase in these costs. Funding for the Pension Plans is actuarially determined. The minimum required contributions for 2003, 2002 and 2001 were approximately $1.6 million, $1.2 million and $442,000, respectively. For further information on the Company's Pension Plans, see Note 17 of Notes to Consolidated Financial Statements.

Capital expenditures

Net capital expenditures, including the issuance of the Company's equity securities in connection with acquisitions, for the first three months of 2004 were $73.6 million and are estimated to be approximately $415 million for the year 2004. Estimated capital expenditures include those for:

  -  Completed acquisitions
  -  System upgrades
  -  Routine replacements
  -  Service extensions
  -  Routine equipment maintenance and replacements
  -  Land and building improvements
  -  Pipeline and gathering expansion projects
  - The further enhancement of natural gas and oil production and reserve growth
  - Power generation opportunities, including certain construction costs for a 116-megawatt coal-fired development project, as previously discussed
  -  Other growth opportunities

Approximately 14 percent of estimated 2004 net capital expenditures are for completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2004 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company's equity securities.

The estimated 2004 capital expenditures referred to above include completed 2004 acquisitions involving construction materials and mining businesses in Idaho, Iowa and Minnesota and an operating and an independent power production development company in Colorado. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at March 31, 2004.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $90 million at March 31, 2004. There were no amounts outstanding under the credit agreement at March 31, 2004. The credit agreement supports the Company's $75 million commercial paper program. There were no amounts outstanding under the Company's commercial paper program at March 31, 2004. The credit agreement expires on July 18, 2006.

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

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt. This was not applicable at March 31, 2004, as there were no variable rate borrowings at such time.

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

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at March 31, 2004. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

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

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of March 31, 2004, the Company could have issued approximately $314 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 4.7 times for the twelve months ended March 31, 2004 and December 31, 2003. Additionally, the Company's first mortgage bond interest coverage was 7.1 times and 7.4 times for the twelve months ended March 31, 2004 and December 31, 2003, respectively. Common stockholders' equity as a percent of total capitalization was 63 percent and 60 percent at March 31, 2004 and December 31, 2003, respectively.

Centennial Energy Holdings, Inc.

Centennial has two revolving credit agreements with various banks that support $275 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at March 31, 2004. Under the Centennial commercial paper program, $36.8 million was outstanding at March 31, 2004. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. The Centennial credit agreements are for $137.5 million each. One of these agreements expires on September 3, 2004, and allows for subsequent borrowings up to a term of one year. The other agreement expires on September 5, 2006. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $384.0 million was outstanding at March 31, 2004. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $55,000 (after tax) based on March 31, 2004, variable rate borrowings. Based on Centennial's overall interest rate exposure at March 31, 2004, this change would not have a material effect on the Company's results of operations or cash flows.

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

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at March 31, 2004. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at March 31, 2004.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at March 31, 2004. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the natural gas-fired electric generating facility in Brazil, as discussed in Note 11 of Notes to Consolidated Financial Statements. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At March 31, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $40.0 million and the scheduled repayment of these borrowings is $5.4 million in 2004, $10.7 million in 2005, $10.7 million in 2006, $10.7 million in
2007 and $2.5 million in 2008. The individual investor (who through EBX, a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

As of March 31, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $277 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments are expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

There were no material changes in the Company's contractual obligations on long-term debt, operating leases and purchase commitments from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

Commodity price risk --

Fidelity utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on its forecasted sales of natural gas and oil production. For more information on commodity price risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and Note 13 of Notes to Consolidated Financial Statements.

The following table summarizes hedge agreements entered into by Fidelity as of March 31, 2004. These agreements call for Fidelity to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2004                $    5.14        8,250      $ (5,096)

   Natural gas swap
    agreements maturing
    in 2005                $    5.08        3,650      $ (1,316)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2004                $4.62/$5.28      7,276      $ (4,648)

   Natural gas collar
    agreement maturing
    in 2005                $4.75/$5.25      1,825      $   (824)


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2004      $    29.59          413      $ (1,678)

   Oil swap agreement
    maturing in 2005      $    30.70          183      $    (23)


Interest rate risk --

There were no material changes to interest rate risk faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. For more information on interest rate risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Foreign currency risk --

MDU Brasil has a 49 percent equity investment in a 220-megawatt natural gas-fired electric generating facility in Brazil, which has a portion of its borrowings and payables denominated in U.S. dollars. MDU Brasil has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. dollar and the Brazilian real. The functional currency for the Brazil Generating Facility is the Brazilian real. For further information on this investment, see Note 11 of Notes to Consolidated Financial Statements.

MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian real, including the effects of changes in currency exchange rates with respect to the Brazil Generating Facility's U.S. dollar denominated obligations (including a U.S. dollar denominated loan from Centennial International). At March 31, 2004, these U.S. dollar denominated obligations approximated $85.9 million. If, for example, the value of the Brazilian real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Brazil Generating Facility, would record a foreign currency loss in net income of approximately $3.8 million (after tax) based on the above U.S. dollar denominated obligations at March 31, 2004.

The investment of Centennial International in the Brazil Generating Facility at March 31, 2004, was approximately $27.3 million.

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

Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures and they have concluded that, as of the end of the period covered by this report, such controls and procedures were effective to accomplish those tasks.

Changes in internal controls

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to permit preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                    PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In February and April 2004, two additional lawsuits were filed in connection with Fidelity's coalbed natural gas development in the Powder River Basin in Montana and Wyoming.

On April 1, 2004, the EPA Motion to Dismiss was granted in the
Dakota Resource Council case filed in Federal District Court in
Denver, Colorado.

For more information on the above legal actions, see Note 19 of Notes to Consolidated Financial Statements, which is incorporated by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 2004 and March 31, 2004, the Company issued 973,895 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company for all of the issued and outstanding capital stock with respect to businesses acquired during this period and as a final purchase price adjustment with respect to an acquisition in a prior period. The Common Stock and Rights issued by the Company in these transactions were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 27, 2004. Two proposals were submitted to stockholders as described in the Company's Proxy Statement dated March 12, 2004, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.

                                               Shares
                                   Shares    Against or                Broker
                                     For      Withheld   Abstentions  Non-Votes

Proposal to elect four directors:

 For terms expiring in 2007 --
  Dennis W. Johnson             100,356,868  3,135,314       ---         ---
  John L. Olson                 100,333,699  3,158,483       ---         ---
  Martin A. White               101,921,227  1,570,955       ---         ---
  John K. Wilson                100,304,976  3,187,206       ---         ---

Proposal to amend the
 Non-Employee Director Stock
 Compensation Plan               54,918,021 24,225,587 1,377,878  22,970,696

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

b) Reports on Form 8-K

   Form 8-K was filed on February 5, 2004. Under Item 5 -- Other Events and Regulation FD Disclosure and Item 7 -- Financial Statements and Exhibits, the Company reported the press release issued February 5, 2004, regarding an Underwriting Agreement, with respect to the issuance and sale by the Company and the purchase by the Underwriters of 2,000,000 shares of the Company's Common Stock. Pursuant to the Underwriting Agreement, the Underwriters were granted a 30-day over-allotment option to purchase up to an additional 300,000 shares of common stock from the Company.

   Form 8-K was filed on January 22, 2004. Under Item 5 -- Other Events and Regulation FD Disclosure, Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 -- Results of Operations and Financial Condition, the Company reported the press release issued January 22, 2004, regarding earnings for 2003.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE:  May 7, 2004             BY:  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President
                                     and Chief Financial
                                     Officer



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