Form 10-Q
period 2004-06-30
MDU RESOURCES GROUP INC
filed 2004-08-06
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2004: 117,492,838 shares.


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

  -  Acquisition, disposal and impairment of assets or facilities
  - Changes in operation, performance and construction of plant facilities or other assets
  -  Changes in present or prospective generation
  -  Changes in anticipated tourism levels
  - The availability of economic expansion or development opportunities
  -  Population growth rates and demographic patterns
  - Market demand for, and/or available supplies of, energy products and services
  -  Changes in tax rates or policies
  -  Unanticipated project delays or changes in project costs
  - Unanticipated changes in operating expenses or capital expenditures
  -  Labor negotiations or disputes
  -  Inflation rates
  - Inability of the various contract counterparties to meet their contractual obligations
  - Changes in accounting principles and/or the application of such principles to the Company
  -  Changes in technology
  -  Changes in legal proceedings
  - The ability to effectively integrate the operations of acquired companies
  -  Fluctuations in natural gas and crude oil prices
  -  Decline in general economic environment
  -  Changes in governmental regulation
  -  Changes in currency exchange rates
  -  Unanticipated increases in competition
  -  Variations in weather

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

    Centennial Resources owns electric generating facilities in the United States and has investments in electric generating facilities in Brazil and The Republic of Trinidad and Tobago (Trinidad and Tobago). Electric capacity and energy produced at the power plants are sold primarily under long-term contracts to nonaffiliated entities. Centennial Resources also provides analysis, design, construction, refurbishment, and operation and maintenance services to independent power producers. These operations also include investments not directly being pursued by the Company's other businesses. These activities are reflected in this Form 10-Q under independent power production and other.

    Centennial Capital insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property and contract rights. These activities are reflected in this Form 10-Q under independent power production and other.

     On August 14, 2003, the Company's Board of Directors approved a three-for-two common stock split. For more information on the common stock split, see Note 3 of Notes to Consolidated Financial
Statements.


                                INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 2004 and 2003

  Consolidated Balance Sheets --
    June 30, 2004 and 2003, and December 31, 2003

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 2004 and 2003

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

Exhibits


                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      MDU RESOURCES GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                           Three Months       Six Months
                                               Ended             Ended
                                              June 30,           June 30,
                                           2004     2003      2004      2003
                                       (In thousands, except per share amounts)

Operating revenues:
  Electric, natural gas distribution
    and pipeline and energy services   $159,368  $128,175 $  391,215 $  324,045
  Utility services, natural gas and oil
    production, construction materials
    and mining and other                493,933   420,044    777,545    691,928
                                        653,301   548,219  1,168,760  1,015,973

Operating expenses:
  Fuel and purchased power               16,370    13,262     33,095     28,669
  Purchased natural gas sold             39,534    27,625    134,278    103,731
  Operation and maintenance:
    Electric, natural gas distribution
      and pipeline and energy services 38,329 34,313 80,530 71,478 Utility services, natural gas and oil production, construction materials
      and mining and other              397,084   332,003    643,454    554,383
  Depreciation, depletion and
    amortization                         51,787    46,911    101,298     90,976
  Taxes, other than income               25,466    19,420     47,351     39,103
                                        568,570   473,534  1,040,006    888,340

Operating income                         84,731    74,685    128,754    127,633

Other income -- net                       9,570     4,949     14,364      8,632

Interest expense                         15,653    12,820     29,499     25,679

Income before income taxes               78,648    66,814    113,619    110,586

Income taxes                             20,018    23,341     31,410     39,416

Income before cumulative effect of
  accounting change                      58,630    43,473     82,209     71,170

Cumulative effect of accounting
  change (Note 14)                          ---       ---        ---     (7,589)

Net income                               58,630    43,473     82,209     63,581

Dividends on preferred stocks               172       188        342        375

Earnings on common stock               $ 58,458  $ 43,285 $   81,867 $   63,206

Earnings per common share -- basic:
  Earnings before cumulative effect
    of accounting change               $    .50  $    .39 $      .71 $      .64
  Cumulative effect of accounting
    change                                  ---       ---        ---       (.07)
  Earnings per common share -- basic   $    .50  $    .39 $      .71 $      .57

Earnings per common share -- diluted:
  Earnings before cumulative effect of
    accounting change                  $    .50  $    .39 $      .70 $      .64
  Cumulative effect of accounting change    ---       ---        ---       (.07)
  Earnings per common share -- diluted $    .50  $    .39 $      .70 $      .57

Dividends per common share             $    .17  $    .16 $      .34 $      .32

Weighted average common shares
  outstanding -- basic                  116,559   110,602    115,609    110,461

Weighted average common shares
  outstanding -- diluted                117,567   111,532    116,632    111,283

Pro forma amounts assuming retroactive
  application of accounting change:
  Net income                           $ 58,630  $ 43,473 $   82,209 $   71,170
  Earnings per common share -- basic   $    .50  $    .39 $      .71 $      .64
  Earnings per common share -- diluted $    .50  $    .39 $      .70 $      .64


The accompanying notes are an integral part of these consolidated financial statements.


                       MDU RESOURCES GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                         June 30,    June 30,   December 31,
                                           2004        2003         2003
                                             (In thousands, except shares
                                                and per share amounts)
ASSETS
Current assets:
 Cash and cash equivalents              $  132,476  $   66,342   $   86,341
 Receivables, net                          421,653     348,209      357,677
 Inventories                               121,920      97,490      114,051
 Deferred income taxes                       5,457       7,585        3,104
 Prepayments and other current assets       62,304      54,929       52,367
                                           743,810     574,555      613,540
Investments                                 78,067      42,112       44,975
Property, plant and equipment            3,744,146   3,375,456    3,584,038
 Less accumulated depreciation,
   depletion and amortization            1,267,014   1,111,628    1,187,105
                                         2,477,132   2,263,828    2,396,933
Deferred charges and other assets:
 Goodwill                                  200,553     196,394      199,427
 Other intangible assets, net               21,105      20,577       18,814
 Other                                      91,941     103,352      106,903
                                           313,599     320,323      325,144
                                        $3,612,608  $3,200,818   $3,380,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                  $      ---  $    5,500   $      ---
 Long-term debt and preferred
  stock due within one year                 93,249      17,938       27,646
 Accounts payable                          183,097     163,033      150,316
 Taxes payable                              23,031      12,999       15,358
 Dividends payable                          20,139      18,005       19,442
 Other accrued liabilities                 132,866     104,667      101,299
                                           452,382     322,142      314,061
Long-term debt                             887,721     938,609      939,450
Deferred credits and other liabilities:
 Deferred income taxes                     467,376     379,608      444,779
 Other liabilities                         232,464     231,624      231,666
                                           699,840     611,232      676,445
Preferred stock subject to mandatory
 redemption                                    ---       1,200          ---
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                           15,000      15,000       15,000
 Common stockholders' equity:
  Common stock (Note 3)
   Shares issued -- $1.00 par value
   117,829,664 at June 30, 2004,
   74,479,251 at June 30, 2003 and
   113,716,632 at December 31, 2003        117,830      74,479      113,717
  Other paid-in capital                    843,658     755,017      757,787
  Retained earnings                        617,222     502,403      575,287
  Accumulated other comprehensive loss     (17,419)    (15,638)      (7,529)
  Treasury stock at cost - 359,281
   shares at June 30, 2004 and
   December 31, 2003, and 239,521
   shares at June 30, 2003                  (3,626)     (3,626)      (3,626)
   Total common stockholders' equity     1,557,665   1,312,635    1,435,636
  Total stockholders' equity             1,572,665   1,327,635    1,450,636
                                        $3,612,608  $3,200,818   $3,380,592


The accompanying notes are an integral part of these consolidated financial statements.


                      MDU RESOURCES GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                          2004       2003
                                                           (In thousands)
Operating activities:
 Net income                                              $ 82,209  $ 63,581
 Cumulative effect of accounting change                       ---     7,589
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                101,298    90,976
  Earnings, net of distributions, from equity
    method investments                                    (10,455)     (943)
  Deferred income taxes                                    10,141    11,547
  Changes in current assets and liabilities, net
    of acquisitions:
    Receivables                                           (45,143)  (20,769)
    Inventories                                            (2,863)   (1,399)
    Other current assets                                  (11,508)  (17,284)
    Accounts payable                                       24,026    24,399
    Other current liabilities                              23,814     3,024
  Other noncurrent changes                                    809     3,247

 Net cash provided by operating activities                172,328   163,968

Investing activities:
 Capital expenditures                                    (141,868) (130,780)
 Acquisitions, net of cash acquired                       (22,006) (115,246)
 Net proceeds from sale or disposition of property         10,001     6,984
 Investments                                              (22,684)    2,420
 Proceeds from notes receivable                            22,000     7,812

 Net cash used in investing activities                   (154,557) (228,810)

Financing activities:
 Net change in short-term borrowings                          ---   (14,500)
 Issuance of long-term debt                                55,115   214,084
 Repayment of long-term debt                              (42,202) (100,168)
 Proceeds from issuance of common stock, net               54,917       188
 Dividends paid                                           (39,466)  (35,976)

 Net cash provided by financing activities                 28,364    63,628

Increase (decrease) in cash and cash equivalents           46,135    (1,214)
Cash and cash equivalents -- beginning of year             86,341    67,556

Cash and cash equivalents -- end of period               $132,476   $66,342


The accompanying notes are an integral part of these consolidated financial statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       June 30, 2004 and 2003
                             (Unaudited)

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

 4.  Allowance for doubtful accounts

     The Company's allowance for doubtful accounts as of June 30, 2004 and 2003, and December 31, 2003, was $8.0 million,
     $8.3 million and $8.1 million, respectively.

 5.  Earnings per common share

     Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three and six months ended June 30, 2004, 205,305 shares, with an average exercise price of $24.54, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three and six months ended June 30, 2003, 209,805 shares and 3,500,220 shares, respectively, with an average exercise price of $24.56 and $20.10, respectively, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three and six months ended June 30, 2004 and 2003, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

 6.  Stock-based compensation

     The Company has stock option plans for directors, key employees and employees. In the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the three and six months ended June 30, 2004, was $2,000 and $5,000, respectively (after tax).

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

     Since the Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only, the following table illustrates the effect on earnings and earnings per common share for the three and six months ended June 30, 2004 and 2003, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

                                                Three Months Ended
                                                     June 30,
                                                 2004        2003
                                                (In thousands, except
                                                  per share amounts)
     Earnings on common stock, as
       reported                                $ 58,458   $ 43,285
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     2        ---
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                   (79)      (717)
     Pro forma earnings on common stock        $ 58,381   $ 42,568

     Earnings per common share -- basic --
       as reported                             $    .50   $    .39

     Earnings per common share -- basic --
       pro forma                               $    .50   $    .38

     Earnings per common share -- diluted --
       as reported                             $    .50   $    .39

     Earnings per common share -- diluted --
       pro forma                               $    .50   $    .38


                                                 Six Months Ended
                                                     June 30,
                                                 2004        2003
                                                (In thousands, except
                                                  per share amounts)
     Earnings on common stock, as
       reported                                $ 81,867   $ 63,206
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     5        ---
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                  (172)    (1,307)
     Pro forma earnings on common stock        $ 81,700   $ 61,899

     Earnings per common share -- basic --
       as reported:
       Earnings before cumulative effect
         of accounting change                  $    .71   $    .64
       Cumulative effect of accounting
         change                                     ---       (.07)
     Earnings per common share -- basic        $    .71   $    .57

     Earnings per common share -- basic --
       pro forma:
       Earnings before cumulative effect
         of accounting change                  $    .71   $    .63
      Cumulative effect of accounting
         change                                     ---       (.07)
     Earnings per common share -- basic        $    .71   $    .56

     Earnings per common share -- diluted
       -- as reported:
       Earnings before cumulative effect
         of accounting change                  $    .70   $    .64
      Cumulative effect of accounting
        change                                      ---       (.07)
     Earnings per common share --
       diluted                                 $    .70   $    .57

     Earnings per common share -- diluted
       -- pro forma:
       Earnings before cumulative effect
        of accounting change                   $    .70   $    .63
      Cumulative effect of accounting
         change                                     ---       (.07)
     Earnings per common share --
       diluted                                 $    .70   $    .56

 7.  Cash flow information

     Cash expenditures for interest and income taxes were as
     follows:
                                                 Six Months Ended
                                                     June 30,
                                                 2004       2003
                                                 (In thousands)

     Interest, net of amount capitalized       $26,269    $23,316
     Income taxes paid, net                    $21,295    $31,263

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

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. FAS 106-1). FSP No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act).

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP No. FAS 106-2). FSP No. FAS 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits.

     The Company provides prescription drug benefits to certain eligible employees. The Company elected the one-time deferral of accounting for the effects of the 2003 Medicare Act in the quarter ending March 31, 2004, the first period in which the plan's accounting for the effects of the 2003 Medicare Act normally would have been reflected in the Company's financial statements.

     During the second quarter of 2004, the Company adopted FSP No. FAS 106-2 retroactive to the beginning of the year. The Company and its actuarial advisors determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D (the federal prescription drug benefit), and, accordingly, the Company expects to be entitled to a federal subsidy. The expected federal subsidy reduced the accumulated postretirement benefit obligation (APBO) at January 1, 2004, by approximately $3.2 million, and net periodic benefit cost for 2004 by approximately $285,000 (as compared with the amount calculated without considering the effects of the subsidy). In addition, the Company expects a reduction in future participation in the postretirement plans, which further reduced the APBO at January 1, 2004, by approximately $12.7 million and net periodic benefit cost for 2004 by approximately $1.3 million.

     See Note 17 for the components of net periodic benefit cost.
     The net periodic benefit cost for the three and six months ended June 30, 2004, was reduced by approximately $767,000 to reflect the effects of the 2003 Medicare Act.

     SFAS No. 142, "Goodwill and Other Intangible Assets," discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141, "Business Combinations," and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in property, plant and equipment related to its natural gas and oil production business upon adoption of SFAS No. 142. The Company has included such mineral rights as part of property, plant and equipment under the full-cost method of accounting for natural gas and oil properties. An issue has arisen within the natural gas and oil industry as to whether contractual mineral rights under SFAS No. 142 should be classified as intangible rather than as part of property, plant and equipment. Recently, the FASB Staff issued proposed FASB Staff Position No. FAS 142-b, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," which indicates that the exception in SFAS No. 142 does not change the accounting prescribed in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," including the balance sheet classification of drilling and mineral rights of oil and gas producing entities and, as a result, the contractual mineral rights should continue to be classified as part of property, plant and equipment. The anticipated resolution of this matter is not expected to have an effect on the Company's financial position, results of operations or cash flows.

     In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, 'Business Combinations,' and No. 142, 'Goodwill and Other Intangible Assets,' and EITF Issue No. 04-2, 'Whether Mineral Rights are Tangible or Intangible Assets,'" (FSP Nos. FAS 141-1 and FAS 142-1). FSP Nos. FAS 141-1 and FAS 142-1 amend SFAS
     No. 141 and SFAS No. 142 to clarify that certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 be classified as tangible assets rather than intangible assets. FSP Nos. FAS 141-1 and FAS 142-1 shall be applied to the first reporting period beginning after April 29, 2004. FSP Nos. FAS 141-1 and FAS 142-1 required reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FSP Nos. FAS 141-1 and FAS 142-1 affected the asset classification in the consolidated balance sheet and associated footnote disclosure only, so the reclassifications did not affect the Company's stockholders' equity, cash flows or results of operations.

10.  Comprehensive income

     Comprehensive income is the sum of net income as reported and other comprehensive loss. The Company's other comprehensive loss resulted from losses on derivative instruments qualifying as hedges, minimum pension liability adjustments and foreign currency translation adjustments.

     Comprehensive income, and the components of other comprehensive loss and related tax effects, was as follows:

                                                Three Months Ended
                                                     June 30,
                                                 2004       2003
                                                 (In thousands)

     Net income                                $ 58,630   $ 43,473
       Other comprehensive loss:
         Net unrealized loss on derivative
          instruments qualifying as hedges:
          Net unrealized loss on derivative
           instruments arising during the
           period, net of tax of $3,711 and
           $2,241 in 2004 and 2003,
           respectively                          (5,804)    (3,587)
          Less: Reclassification adjustment
           for loss on derivative instruments
           included in net income, net of tax
           of $1,473 and $1,871 in 2004 and
           2003, respectively                    (2,304)    (2,926)
         Net unrealized loss on derivative
           instruments qualifying as hedges      (3,500)      (661)
         Foreign currency translation
          adjustment                               (377)      (475)
                                                 (3,877)    (1,136)
     Comprehensive income                      $ 54,753    $42,337

                                                 Six Months Ended
                                                     June 30,
                                                 2004       2003
                                                 (In thousands)

     Net income                                $ 82,209   $ 63,581
       Other comprehensive loss:
         Net unrealized loss on derivative
          instruments qualifying as hedges:
          Net unrealized loss on derivative
           instruments arising during the
           period, net of tax of $6,424 and
           $4,635 in 2004 and 2003,
           respectively                         (10,047)    (7,331)
          Less: Reclassification adjustment
           for loss on derivative instruments
           included in net income, net of tax
           of $1,020 and $1,440 in 2004 and
           2003, respectively                    (1,595)    (2,252)
         Net unrealized loss on derivative
          instruments qualifying as hedges       (8,452)    (5,079)
         Foreign currency translation
          adjustment                             (1,438)      (755)
                                                 (9,890)    (5,834)
     Comprehensive income                      $ 72,319   $ 57,747

11.  Equity method investments

     The Company has a number of equity method investments, including MPX Participacoes, Ltda. (MPX) and Carib Power Management LLC (Carib Power). The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. None of the Company's equity method investments have been impaired and, accordingly, no impairment losses have been recorded in the accompanying consolidated financial statements or related equity method investment balances.

     MPX was formed in August 2001 when MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, entered into a joint venture agreement with a Brazilian firm. MDU Brasil has a 49 percent interest in MPX. MPX, through a wholly owned subsidiary, owns and operates a 220-megawatt natural gas-fired electric generating facility (Brazil Generating Facility) in the Brazilian state of Ceara.
     Petrobras, the Brazilian state-controlled energy company, has agreed to purchase all of the capacity and market all of the Brazil Generating Facility's energy. The power purchase agreement with Petrobras expires in May 2008. Petrobras also is under contract to supply natural gas to the Brazil
     Generating Facility during the term of the power purchase agreement. This natural gas supply contract is renewable by a wholly owned subsidiary of MPX for an additional 13 years. The Brazil Generating Facility generates energy based upon economic dispatch and available gas supplies. Under current conditions, including, in particular, existing constraints in the region's gas supply infrastructure, the Company does not expect the facility to generate a significant amount of energy at least through 2006.

     The functional currency for the Brazil Generating Facility is the Brazilian real. The power purchase agreement with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the gain from the change in the fair value of the embedded derivative in the power purchase agreement was $4.1 million (after tax) for the three and six months ended June 30, 2004. The Company's 49 percent share of the loss from the change in the fair value of the embedded derivative in the power purchase agreement was $4.5 million (after tax) and $6.0 million (after tax) for the three and six months ended June 30, 2003, respectively. The Company's 49 percent share of the foreign currency loss resulting from a decrease in value of the Brazilian real versus the U.S. dollar was $1.8 million (after tax) and $2.0 million (after tax) for the three and six months ended June 30, 2004, respectively.
     The Company's 49 percent share of the foreign currency gains resulting from the increase in value of the Brazilian real versus the U.S. dollar was $2.2 million (after tax) and $3.1 million (after tax) for the three and six months ended June 30, 2003, respectively.

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

     At June 30, 2004, MPX and Carib Power had total assets of $202.8 million and long-term debt of $158.0 million. The Company's investment in the Brazil and Trinidad and Tobago Generating Facilities was approximately $26.0 million, including undistributed earnings of $14.8 million at June 30, 2004. The Company's investment in the Brazil Generating Facility was approximately $20.6 million at June 30, 2003, and $25.2 million, including undistributed earnings of $4.6 million at December 31, 2003.

     The Company's share of income from its equity method investments was $7.7 million and $11.1 million for the three and six months ended June 30, 2004, respectively, and was included in other income - net. The Company's share of income from its equity method investments, including MPX, was $1.3 million and $2.3 million for the three and six months ended June 30, 2003, respectively, and was included in other income - net.

12.  Goodwill and other intangible assets

     The changes in the carrying amount of goodwill were as follows:

                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Six Months               January 1,     During       June 30,
     Ended June 30, 2004        2004       the Year*        2004
                                         (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,604          28         62,632
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               120,198      (2,668)       117,530
     Independent power
       production and other       7,131       3,766         10,897
     Total                    $ 199,427    $  1,126      $ 200,553
      __________________
     * Includes purchase price adjustments related to acquisitions acquired in a prior period.

                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Six Months               January 1,     During       June 30,
     Ended June 30, 2003        2003       the Year*        2003
                                        (In thousands)

     Electric                 $     ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,487         127         62,614
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               111,887       5,268        117,155
     Independent power
       production and other       7,131         ---          7,131
     Total                    $ 190,999    $  5,395      $ 196,394
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

     As discussed in Note 9, the Company reclassified its leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment.

     Other intangible assets were as follows:

                                    June 30,   June 30,   December 31,
                                     2004        2003        2003
                                            (In thousands)
     Amortizable intangible assets:
       Noncompete agreements       $  10,275   $ 12,075     $ 12,075
       Accumulated amortization       (8,024)    (9,552)      (9,690)
                                       2,251      2,523        2,385

       Other                          21,292     17,719       17,734
       Accumulated amortization       (3,398)    (1,268)      (2,265)
                                      17,894     16,451       15,469
     Unamortizable intangible
       assets                            960      1,603          960
     Total                         $  21,105   $ 20,577     $ 18,814

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

     Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2004, was $702,000 and $1.3 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2003, and for the year ended December 31, 2003, was $630,000, $1.1 million and $2.2 million, respectively. Estimated amortization expense for amortizable intangible assets is $3.0 million in 2004, $2.4 million in 2005, $1.8 million in 2006, $1.7 million in 2007, $1.7 million in 2008 and $10.8 million thereafter.

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

     As of June 30, 2004, Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, held derivative instruments designated as cash flow hedging instruments.

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

     For the three and six months ended June 30, 2004 and 2003, the amount of hedge ineffectiveness recognized, which was included in operating revenues, was immaterial. For the three and six months ended June 30, 2004 and 2003, Fidelity did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

     Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2004, the maximum term of Fidelity's swap and collar agreements, in which it is hedging its exposure to the variability in future cash flows for forecasted transactions, is 18 months. Fidelity estimates that over the next 12 months net losses of approximately $9.2 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

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

     The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and Trinidad and Tobago, as discussed in Note 11. The electric segment generates, transmits and distributes electricity, and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling and the manufacture and distribution of specialty equipment. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration, development and production activities, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the central and western United States and in the states of Alaska and Hawaii. The independent power production and other operations own electric generating facilities in the United States and have investments in electric generating facilities in Brazil and Trinidad and Tobago. Electric capacity and energy produced at the power plants are sold primarily under long-term contracts to nonaffiliated entities. Centennial Resources also provides analysis, design, construction, refurbishment, and operation and maintenance services to independent power producers. These operations also include investments not directly being pursued by the Company's other businesses. The information below follows the same accounting policies as described in Note 1 of the Company's 2003 Annual Report. Information on the Company's businesses was as follows:

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2004

     Electric                  $ 39,834      $    ---       $    735
     Natural gas distribution    47,461           ---         (1,097)
     Pipeline and energy
       services                  72,073        13,423          4,434
                                159,368        13,423          4,072
     Utility services            97,226           ---         (2,294)
     Natural gas and oil
       production                39,038        45,181         26,136
     Construction materials
       and mining               347,026           200         20,345
     Independent power
       production and other      10,643           919         10,199
                                493,933        46,300         54,386
     Intersegment eliminations      ---       (59,723)           ---
     Total                     $653,301      $    ---       $ 58,458

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues     Revenues       Stock
                                          (In thousands)
     Three Months
     Ended June 30, 2003

     Electric                  $ 38,049      $    ---       $  1,766
     Natural gas distribution    42,409           ---         (1,291)
     Pipeline and energy
       services                  47,717         8,508          5,083
                                128,175         8,508          5,558
     Utility services           108,928           ---          1,515
     Natural gas and oil
       production                36,746        27,912         17,866
     Construction materials
       and mining               264,129           ---         12,803
     Independent power
       production and other      10,241           740          5,543
                                420,044        28,652         37,727
     Intersegment eliminations      ---       (37,160)           ---
     Total                     $548,219      $    ---       $ 43,285

                                               Inter-
                                 External     segment      Earnings
                                Operating    Operating     on Common
                                 Revenues    Revenues        Stock
                                          (In thousands)
     Six Months
     Ended June 30, 2004

     Electric                  $   86,824    $     ---      $  4,143
     Natural gas distribution     175,779          ---         1,228
     Pipeline and energy
       services                   128,612       41,036         7,117
                                  391,215       41,036        12,488
     Utility services             197,477          ---        (4,195)
     Natural gas and oil
       production                  76,544       88,644        51,395
     Construction materials
       and mining                 486,473          200         8,464
     Independent power
       production and other        17,051        1,837        13,715
                                  777,545       90,681        69,379
     Intersegment eliminations        ---     (131,717)          ---
     Total                     $1,168,760    $     ---      $ 81,867


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

16.  Acquisitions

     During the first six months of 2004, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Idaho, Iowa and Minnesota and an independent power production operating and development company in Colorado. The total purchase consideration for these businesses and purchase price adjustments with respect to certain other acquisitions acquired prior to 2004, including the Company's common stock and cash, was $54.6 million.

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

17.  Employee benefit plans

     The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. As discussed in Note 9, the Company recognized the effects of the 2003 Medicare Act during the second quarter of 2004. The net periodic benefit cost (income) for 2004 reflects the effects of the 2003 Medicare Act. Components of net periodic benefit cost (income) for the Company's pension and other postretirement benefit plans were as follows:

                                                         Other
                                     Pension         Postretirement
     Three Months                    Benefits           Benefits
     Ended June 30                2004      2003     2004    2003
                                            (In thousands)

     Components of net periodic
       benefit cost (income):
       Service cost              $ 1,984  $ 1,432   $   312  $   442
       Interest cost               4,011    3,794       850    1,247
       Expected return on
         assets                   (5,100)  (5,225)     (979)    (981)
       Amortization of prior
         service cost                283      285        72      ---
       Recognized net actuarial
         (gain) loss                  (8)     (68)      (27)    (130)
       Amortization of net
         transition obligation
         (asset)                     (62)    (237)      550      538
     Net periodic benefit cost
       (income)                    1,108      (19)      778    1,116
     Less amount capitalized         117      (37)       80      128
     Net periodic benefit cost
       (income)                  $   991  $    18   $   698  $   988

                                                         Other
                                     Pension         Postretirement
     Six Months                      Benefits           Benefits
     Ended June 30                2004      2003     2004    2003
                                            (In thousands)

     Components of net periodic
       benefit cost (income):
       Service cost              $ 3,833  $ 2,864   $   896  $   884
       Interest cost               7,952    7,588     2,173    2,493
       Expected return on
         assets                  (10,187) (10,450)   (1,972)  (1,962)
       Amortization of prior
         service cost                561      570        72      ---
       Recognized net actuarial
         (gain) loss                 239     (136)      (82)    (259)
       Amortization of net
         transition obligation
         (asset)                    (125)    (474)    1,076    1,076
     Net periodic benefit cost
       (income)                    2,273      (38)    2,163    2,232
     Less amount capitalized         191      (48)      182      208
     Net periodic benefit cost
       (income)                  $ 2,082  $    10   $ 1,981  $ 2,024

     As of June 30, 2004, approximately $900,000 has been contributed to the defined benefit pension plans and approximately $2.4 million has been contributed to the postretirement benefit plans. The Company presently anticipates contributing an additional $400,000 to its pension plans in 2004 for a total of $1.3 million for the year. The Company presently anticipates contributing an additional $1.3 million to its postretirement benefit plans for a total of $3.7 million for the year.

     In addition to the qualified plan defined pension benefits reflected in the tables above, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that provides for defined benefit payments at age 65 following the employee's retirement or to the beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2004, was $2.3 million and $3.8 million, respectively. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2003, was $1.2 million and $2.4 million, respectively.

18.  Regulatory matters and revenues subject to refund

     On June 7, 2004, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for a natural gas rate increase for the Black Hills service area. Montana-Dakota requested a total of $1.3 million annually or 2.2 percent above current rates. A final order from the SDPUC is due December 7, 2004.

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

     In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission (FERC).
     Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. In July 2003, the FERC issued its Order on Initial Decision. The Order on Initial Decision affirmed the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there are other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. On May 11, 2004, the FERC issued an Order on Rehearing and Compliance and Remanding Certain Issues for Hearing (Order on Rehearing). The Order on Rehearing denied rehearing on all of the issues addressed by Williston Basin in its August 2003 request for rehearing except for the issue of the proper rate to utilize for transmission system negative salvage expenses. In addition, the FERC remanded the issues regarding certain service and annual demand quantity restrictions to an ALJ for resolution. On June 14, 2004, Williston Basin requested clarification of a few of the issues addressed in the May 11, 2004, Order on Rehearing including determinations associated with cost of service and cost allocation, as discussed in the FERC's Order on Rehearing. On June 14, 2004, Williston Basin also made its filing to comply with the requirements of the various FERC orders in this proceeding. Williston Basin is awaiting a decision from the FERC on Williston Basin's compliance filing and clarification request but is unable to predict the timing of the FERC's decision.

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

     On June 4, 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the grounds that the information upon which Grynberg bases his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information. The Motion to Dismiss is additionally based on the grounds that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure.

     In the event the Motion to Dismiss is not granted, it is expected that further discovery will follow. Williston Basin and Montana-Dakota believe Grynberg will not prevail in the suit or recover damages from Williston Basin and/or Montana-Dakota because insufficient facts exist to support the allegations. Williston Basin and Montana-Dakota believe Grynberg's claims are without merit and intend to vigorously contest this suit.

     Grynberg has not specified the amount he seeks to recover.
     Williston Basin and Montana-Dakota are unable to estimate their potential exposure and will be unable to do so until discovery is completed.

     Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, over a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and May 2004 by a number of environmental organizations, including the Northern Plains Resource Council and the Montana Environmental Information Center as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to Federal District Court in Wyoming. The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act and the National Environmental Policy Act. The lawsuits seek injunctive relief, invalidation of various permits and unspecified damages. Fidelity is unable to quantify the damages sought in any of these cases, and will be unable to do so until after completion of discovery in the separate cases. Fidelity is vigorously defending all coalbed-related lawsuits in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

     In a related case, the Dakota Resource Council filed an action in Federal District Court in Denver, Colorado, in September 2003, to require the EPA to enforce certain air quality standards in North Dakota. If successful, the action could require the curtailment of discharges of sulfur dioxide into the atmosphere by existing electric generating facilities and could preclude or hinder the construction of future generating facilities in North Dakota. The Company had filed a Motion to Intervene in the lawsuit and had joined in a brief supporting a Motion to Dismiss filed by the EPA. The EPA Motion to Dismiss was granted on April 1, 2004.

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

     Guarantees

     Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Brazil Generating Facility, as discussed in Note 11. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At June 30, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $40.1 million and the scheduled repayment of these borrowings is $5.6 million in 2004, $10.7 million in 2005, 2006, and 2007 and $2.4 million in 2008. The individual investor (who through EBX Empreendimentos Ltda. (EBX), a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

     In addition, WBI Holdings has guaranteed certain of its subsidiary's natural gas and oil price swap and collar agreement obligations. The amount of the subsidiary's obligation at June 30, 2004, was $4.0 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at June 30, 2004, expire in 2004 and 2005; however, the subsidiary continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. At June 30, 2004, the amount outstanding was reflected on the Consolidated Balance Sheets. In the event the above subsidiary defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

     Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At June 30, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $74.8 million.
     The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $9.6 million in 2004; $31.3 million in 2005; $3.9 million in 2006; $549,000 in
     2007; $911,000 in 2009; $13.0 million in 2010; $12.0 million in
     2012; $500,000, which is subject to expiration 30 days after the receipt of written notice; and $3.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $349,000 and was reflected on the Consolidated Balance Sheets at June 30, 2004. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

     Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At June 30, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2005 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the entity issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.2 million, which was not reflected on the Consolidated Balance Sheets at June 30, 2004, because these intercompany transactions are eliminated in consolidation.

     In addition, Centennial has issued guarantees to third parties related to the Company's routine purchase of maintenance items for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheets at June 30, 2004.

     As of June 30, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $290 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future.
     The surety bonds were not reflected on the Consolidated Balance
     Sheets.


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

The electric segment includes the electric generation, transmission and distribution operations of Montana-Dakota. The natural gas distribution segment includes the natural gas distribution operations of Montana-Dakota and Great Plains Natural Gas Co. The electric and natural gas distribution segments also supply related value-added products and services in the northern Great Plains. The utility services segment includes all the operations of Utility Services, Inc., which specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling and the manufacture and distribution of specialty equipment. The pipeline and energy services segment includes WBI Holdings' natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States.
The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment includes the natural gas and oil acquisition, exploration, development and production operations, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico, of WBI Holdings. The construction materials and mining segment includes the results of Knife River, which mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the central and western United States and in the states of Alaska and Hawaii. The independent power production and other operations own electric generating facilities in the United States and have investments in electric generating facilities in Brazil and Trinidad and Tobago. Electric capacity and energy produced at the power plants are sold primarily under long-term contracts to nonaffiliated entities. Centennial Resources also provides analysis, design, construction, refurbishment, and operation and maintenance services to independent power producers. These operations also include investments not directly being pursued by the Company's other businesses.

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

The Company's strategy is to apply its expertise in energy and transportation infrastructure industries to increase market share through internal growth along with acquisition of well-managed companies and development of projects that enhance shareholder value and are accretive to earnings per share and returns on invested capital.

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company's equity securities. Net capital expenditures are estimated to be approximately $450 million for 2004.

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

  - The uncertain economic environment and the depressed telecommunications market have been challenging, particularly for the Company's utility services business, which has been subjected to lower margins and decreased workloads. These economic factors have also negatively affected the Company's energy services business.

  - Fidelity continues to seek additional reserve and production growth through acquisition, exploration, development and production of natural gas and oil resources, including the development and production of its coalbed natural gas properties. Future growth is dependent upon success in these endeavors. Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, over a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

                                    Three Months     Six Months
                                       Ended           Ended
                                      June 30,        June 30,
                                    2004    2003    2004    2003
Electric                           $  .7  $  1.8  $  4.2   $ 6.6
Natural gas distribution            (1.1)   (1.3)    1.2     2.9
Utility services                    (2.3)    1.5    (4.2)    2.6
Pipeline and energy services         4.4     5.1     7.1     9.4
Natural gas and oil production      26.2    17.9    51.4    29.5
Construction materials and mining   20.4    12.8     8.5     5.4
Independent power production
  and other                         10.2     5.5    13.7     6.8
Earnings on common stock           $58.5  $ 43.3  $ 81.9   $63.2

Earnings per common
  share - basic                    $ .50  $  .39  $  .71   $ .57

Earnings per common
  share - diluted                  $ .50  $  .39  $  .70   $ .57

Return on average common equity
  for the 12 months ended                          13.3%   13.0%
________________________________

Three Months Ended June 30, 2004 and 2003

Consolidated earnings for the quarter ended June 30, 2004, increased $15.2 million from the comparable prior period due to higher earnings at the natural gas and oil production, construction materials and mining, independent power production and other, and natural gas distribution businesses. Decreased earnings at the utility services, electric and pipeline and energy services businesses partially offset the earnings increase.

In 2004, the Company resolved federal and related state income tax matters for the 1998 through 2000 tax years. The Company reflected the effects of this tax resolution and, in addition, reversed reserves that had previously been provided and were deemed to be no longer required, which resulted in a benefit of $5.9 million (after-tax), including interest, for the three months ended June 30, 2004.

Natural gas and oil production earnings increased $8.3 million due to higher average realized natural gas and oil prices, increased natural gas production and a favorable resolution of federal and related state income tax matters, partially offset by higher depreciation, depletion and amortization expense and higher operating expenses.

The increase in construction materials and mining earnings of $7.6 million, which was largely from existing operations, reflects higher aggregate, asphalt and ready-mixed concrete volumes and margins, and increased construction activity. A favorable resolution of federal and related state income tax matters and earnings from companies acquired since the comparable prior period also added to the earnings increase.

Earnings increased $4.7 million at the independent power production and other businesses due to the increased value of the embedded derivative in the Brazilian electric power purchase agreement, lower financing costs, and acquisitions made since the comparable prior period, partially offset by foreign currency changes.

The natural gas distribution business experienced a slightly lower normal seasonal loss of $200,000 as a result of a favorable resolution of federal and related state income tax matters and higher retail sales prices, partially offset by higher operation and maintenance expenses.

Utility services experienced a $2.3 million loss compared to $1.5 million of earnings for the comparable prior period due primarily to decreased inside electrical margins, largely due to lower than expected results on certain large jobs that are nearly complete.

Electric earnings decreased $1.1 million as a result of lower retail sales margins and higher operation and maintenance expense, partially offset by a favorable resolution of federal and related state income tax matters and higher sales for resale volumes.

Earnings decreased $700,000 at the pipeline and energy services business due to higher operating expenses, lower storage revenues and lower revenues from traditional off-system transportation services. Partially offsetting the decrease in earnings were a favorable resolution of federal and related state income tax matters and an increase in natural gas transportation volumes and firm services as a result of the Grasslands Pipeline.

Six Months Ended June 30, 2004 and 2003

Consolidated earnings for the six months ended June 30, 2004, increased $18.7 million from the comparable prior period due to higher earnings at the natural gas and oil production, independent power production and other, and construction materials and mining businesses. Decreased earnings at the utility services, electric, pipeline and energy services, and natural gas distribution businesses partially offset the earnings increase.

In 2004, the Company resolved federal and related state income tax matters for the 1998 through 2000 tax years. The Company reflected the effects of this tax resolution and, in addition, reversed reserves that had previously been provided and were deemed to be no longer required, which resulted in a benefit of $5.9 million (after-tax), including interest, for the six months ended June 30, 2004.

Natural gas and oil production earnings increased $21.9 million due to higher average realized natural gas and oil prices and the absence in 2004 of a $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as discussed in Note 14 of Notes to Consolidated Financial Statements. Higher natural gas production and a favorable resolution of federal and related state income tax matters also contributed to the increase in earnings. Higher depreciation, depletion and amortization expense; higher operation and maintenance expense, largely increased general and administrative costs; and higher interest expense partially offset the earnings increase.

Earnings increased $6.9 million at the independent power production and other businesses due to the increased value of the embedded derivative in the Brazilian power purchase agreement and lower financing costs, partially offset by foreign currency changes.

Earnings at the construction materials and mining business increased $3.1 million as a result of higher asphalt and ready-mixed concrete volumes and margins, increased construction activity and a favorable resolution of federal and related state income tax matters. Partially offsetting the earnings increase were higher operation and maintenance expense, including increased general and administrative expenses; and lower aggregate volumes at a large harbor-deepening project in southern California compared to the prior period, which project is now substantially complete.

Utility services experienced a $4.2 million loss compared to $2.6 million of earnings for the comparable prior period due primarily to decreased inside electrical margins, largely due to lower than expected results on certain large jobs that are nearly complete.

Electric earnings decreased $2.4 million as a result of higher operation and maintenance expense, higher fuel and purchased power-related costs and higher interest expense.
A favorable resolution of federal and related state income tax matters and higher average sales for resale prices partially offset the decrease in earnings.

Earnings decreased $2.3 million at the pipeline and energy services business due to higher operating expenses, lower storage revenues and lower revenues from traditional off-system transportation services. Partially offsetting the decrease in earnings were a favorable resolution of federal and related state income tax matters and an increase in natural gas transportation volumes and firm services as a result of the Grasslands Pipeline.

Natural gas distribution earnings decreased $1.7 million due to higher operation and maintenance expense, lower retail sales volumes and decreased service and repair margins. A favorable resolution of federal and related state income tax matters and higher retail sales prices partially offset the decrease in earnings.

Financial and operating data

The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's businesses.

Electric
                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003

Operating revenues               $  39.8 $  38.1  $   86.8  $   83.7

Operating expenses:
  Fuel and purchased power          16.4    13.3      33.1      28.7
  Operation and maintenance         14.6    12.9      29.6      26.2
  Depreciation, depletion and
    amortization                     5.0     5.0      10.0       9.9
  Taxes, other than income           2.0     1.8       4.2       3.9
                                    38.0    33.0      76.9      68.7

Operating income                 $   1.8 $   5.1  $    9.9  $   15.0

Retail sales (million kWh)         505.3   529.8   1,126.5   1,129.9
Sales for resale (million kWh)     170.0   122.9     397.2     374.3
Average cost of fuel and
  purchased power per kWh        $  .022 $  .020  $   .020  $   .018


Natural Gas Distribution
                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003
Operating revenues:
  Sales                          $  46.5 $  41.4  $  173.5  $  151.4
  Transportation and other           1.0     1.0       2.3       2.0
                                    47.5    42.4     175.8     153.4
Operating expenses:
  Purchased natural gas sold        35.4    30.4     141.0     118.5
  Operation and maintenance         11.3    10.0      25.1      21.6
  Depreciation, depletion and
    amortization                     2.3     2.5       4.7       5.1
  Taxes, other than income           1.4     1.3       2.9       2.7
                                    50.4    44.2     173.7     147.9

Operating income (loss)          $  (2.9)$  (1.8) $    2.1  $    5.5

Volumes (MMdk):
  Sales                              5.4     5.3      21.7      22.8
  Transportation                     2.6     3.0       6.5       6.1
Total throughput                     8.0     8.3      28.2      28.9

Degree days (% of normal)*           98%     91%       96%      100%
Average cost of natural gas,
  including transportation
  thereon, per dk                $  6.58 $  5.69  $   6.49  $   5.20
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.


Utility Services

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003

Operating revenues               $  97.2 $ 108.9  $  197.5  $  212.6

Operating expenses:
  Operation and maintenance         93.5    99.8     188.9     194.0
  Depreciation, depletion
    and amortization                 2.5     2.7       5.2       5.1
  Taxes, other than income           3.7     3.3       8.5       7.7
                                    99.7   105.8     202.6     206.8

Operating income (loss)          $  (2.5)$   3.1  $   (5.1) $    5.8


Pipeline and Energy Services

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003
Operating revenues:
  Pipeline                       $  22.7 $  25.1  $   45.7  $   50.5
  Energy services                   62.8    31.1     123.9      66.8
                                    85.5    56.2     169.6     117.3

Operating expenses:
  Purchased natural gas sold        59.2    30.3     116.5      64.8
  Operation and maintenance         12.5    11.4      25.9      23.7
  Depreciation, depletion
    and amortization                 4.7     3.7       9.2       7.4
  Taxes, other than income           1.9     1.4       3.8       2.9
                                    78.3    46.8     155.4      98.8

Operating income                 $   7.2 $   9.4  $   14.2  $   18.5

Transportation volumes (MMdk):
  Montana-Dakota                     7.6     8.0      15.9      16.4
  Other                             20.4    18.1      34.5      30.6
                                    28.0    26.1      50.4      47.0

Gathering volumes (MMdk)            19.8    18.6      39.3      37.5


Natural Gas and Oil Production

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003
Operating revenues:
  Natural gas                    $  68.5 $  52.6  $  134.9  $  107.8
  Oil                               14.9    12.0      29.1      25.8
  Other                               .8      .1       1.2        .1
                                    84.2    64.7     165.2     133.7
Operating expenses:
  Purchased natural gas sold          .7     ---       1.1        .1
  Operation and maintenance:
    Lease operating costs            8.6     6.4      16.8      14.5
    Gathering and
      transportation                 2.7     3.7       5.2       7.0
    Other                            5.9     3.9      11.9       8.9
  Depreciation, depletion
    and amortization                17.9    15.2      34.5      29.4
  Taxes, other than income:
    Production and property
      taxes                          5.7     5.0      10.4      10.6
    Other                             .1      .2        .3        .3
                                    41.6    34.4      80.2      70.8

Operating income                 $  42.6 $  30.3  $   85.0  $   62.9

Production:
  Natural gas (MMcf)              14,796  13,258    29,302    26,897
  Oil (000's of barrels)             450     453       907       927

Average realized prices
  (including hedges):
   Natural gas (per Mcf)         $  4.63 $  3.97  $   4.60  $   4.01
   Oil (per barrel)              $ 33.09 $ 26.52  $  32.12  $  27.79

Average realized prices
  (excluding hedges):
   Natural gas (per Mcf)         $  4.78 $  4.31  $   4.73  $   4.50
   Oil (per barrel)              $ 35.75 $ 26.98  $  34.03  $  29.06

Production costs, including
  taxes, per net equivalent Mcf:
    Lease operating costs        $   .49 $   .40  $    .48  $    .45
    Gathering and
      transportation                 .15     .23       .15       .22
    Production and property
      taxes                          .33     .32       .30       .32
                                 $   .97 $   .95  $    .93  $    .99


Construction Materials and Mining

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003

Operating revenues               $ 347.2 $ 264.1  $  486.7  $  384.9

Operating expenses:
  Operation and maintenance        286.6   219.2     419.7     330.7
  Depreciation, depletion
    and amortization                17.0    15.6      33.2      30.2
  Taxes, other than income           9.6     6.4      16.1      11.0
                                   313.2   241.2     469.0     371.9

Operating income                 $  34.0 $  22.9  $   17.7  $   13.0

Sales (000's):
  Aggregates (tons)               11,187   9,592    15,994    14,619
  Asphalt (tons)                   2,346   1,701     2,648     1,863
  Ready-mixed concrete
    (cubic yards)                  1,239     912     1,813     1,427


Independent Power Production and Other

                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003

Operating revenues               $  11.6 $  11.0  $   18.9  $   18.1

Operating expenses:
  Operation and maintenance          3.6     3.1       8.3       7.3
  Depreciation, depletion and
    amortization                     2.4     2.2       4.5       3.9
  Taxes, other than income           1.1     ---       1.1       ---
                                     7.1     5.3      13.9      11.2

Operating income                 $   4.5 $   5.7  $    5.0  $    6.9

Net generation capacity - kW*    279,600 279,600   279,600   279,600
Electricity produced and sold
  (thousand kWh)*                 84,148  89,694   115,503   138,594
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

Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intersegment transactions. The amounts (dollars in millions) relating to the elimination of intersegment transactions were as follows:
                                    Three Months        Six Months
                                       Ended              Ended
                                      June 30,           June 30,
                                    2004    2003      2004      2003

Operating revenues               $  59.7 $  37.2  $  131.7  $   87.7
Purchased natural gas sold          55.8    33.1     124.3      79.7
Operation and maintenance            3.9     4.1       7.4       8.0

For further information on intersegment eliminations, see Note 15 of Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2004 and 2003

Electric

Electric earnings decreased $1.1 million as a result of lower retail sales margins, largely due to higher fuel and purchased power-related costs, including higher demand charges resulting from a scheduled outage at an electric supplier's generating station; and a 5 percent decrease in retail sales volumes. Higher operation and maintenance expense, including increased payroll-related costs and company-owned generation facility subcontract expenses, along with increased interest expense, also contributed to the earnings decrease. Partially offsetting the decrease in earnings were a favorable resolution of federal and related state income tax matters and higher sales for resale volumes of 38 percent due to stronger sales for resale markets.

Natural Gas Distribution

Normal seasonal losses at the natural gas distribution business decreased $200,000 due to a favorable resolution of federal and related state income tax matters and higher retail sales prices primarily due to a rate increase effective in South Dakota, partially offset by higher operation and maintenance expense, including increased payroll-related costs and higher subcontract costs.

Utility Services

Utility services experienced a $2.3 million loss for the second quarter, compared to $1.5 million in earnings for the comparable prior period. The decrease in earnings was due to lower inside electrical margins, largely due to lower than expected results on certain large jobs that are nearly complete, and higher general and administrative expenses. Increased line construction margins in the Southwest, Central and Rocky Mountain regions partially offset the earnings decrease.

Pipeline and Energy Services

Earnings at the pipeline and energy services business decreased $700,000 as a result of higher operating expenses, which were partially the result of increased costs associated with last year's expansion of pipeline and gathering operations and higher payroll-related costs. Lower storage service revenues and lower revenues from traditional off-system transportation services also contributed to the earnings decrease. Partially offsetting the decrease in earnings were a favorable resolution of federal and related state income tax matters and an increase in natural gas transportation volumes and firm services as a result of the Grasslands Pipeline, which began providing natural gas transmission service late in 2003. The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of increases in natural gas prices and volumes since the comparable prior period.

Natural Gas and Oil Production

Natural gas and oil production earnings increased $8.3 million due to higher average realized natural gas prices of 17 percent due in part to the Company's ability to access higher-priced markets for much of its operated natural gas production through the Grasslands Pipeline, completed late last year; increased natural gas production of 12 percent; and higher average realized oil prices of 25 percent. A favorable resolution of federal and related state income tax matters also contributed to the increase in earnings. Partially offsetting the earnings increase were higher depreciation, depletion and amortization expense due to higher rates and higher natural gas production volumes; higher operation and maintenance expense, primarily higher lease operating expenses and increased general and administrative costs; and higher interest expense.

Construction Materials and Mining

The increase in construction materials and mining earnings of $7.6 million, which was largely from existing operations, reflects increased aggregate, asphalt and ready-mixed concrete volumes and margins, and increased construction activity. A favorable resolution of federal and related state income tax matters and earnings from companies acquired since the comparable prior period also added to the earnings increase. Partially offsetting the earnings increase were lower aggregate volumes at a large harbor-deepening project in southern California compared to the prior period, which project is now substantially complete and higher operation and maintenance expense, including higher general and administrative expenses.

Independent Power Production and Other

Earnings for the independent power production and other businesses increased $4.7 million largely due to higher net income of $5.5 million from the Company's share of its equity investment in Brazil. The higher net income was due primarily to the increased value of the embedded derivative in the electric power purchase agreement combined with lower financing costs, largely the result of obtaining low-cost, long-term financing for the operation in mid-2003, partially offset by foreign currency changes. Domestic and international acquisitions made since the comparable prior period also added to the increase in earnings. Lower revenues from existing domestic operations, due in part to lower sales volumes, partially offset the earnings increase.

Six Months Ended June 30, 2004 and 2003

Electric

Electric earnings decreased $2.4 million as a result of higher operation and maintenance expense, including increased payroll-related costs, pension expense and company-owned generation facility subcontract expenses; higher fuel and purchased power-related costs, as previously discussed; and higher interest expense. Partially offsetting the decrease in earnings were a favorable resolution of federal and related state income tax matters and higher average sales for resale prices of 26 percent.

Natural Gas Distribution

Earnings at the natural gas distribution business decreased $1.7 million due to higher operation and maintenance expense, including increased payroll-related costs, pension expense and subcontract costs; a 5 percent decrease in retail sales volumes due to weather that was 3 percent warmer than last year; and decreased service and repair margins. Partially offsetting the earnings decrease were a favorable resolution of federal and related state income tax matters and higher retail sales prices, primarily due to a rate increase effective in South Dakota.

Utility Services

Utility services experienced a $4.2 million loss for the first six months of 2004, compared to $2.6 million in earnings for the comparable prior period. The decrease in earnings was due to lower inside electrical margins, largely due to lower than expected results on certain large jobs that are nearly complete; decreased line construction margins in the Central and Rocky Mountain regions; and higher general and administrative expenses. Increased line construction margins in the Southwest and Northwest regions partially offset the earnings decrease.

Pipeline and Energy Services

Earnings at the pipeline and energy services business decreased $2.3 million as a result of higher operating expenses, which were partially the result of increased costs associated with last year's expansion of pipeline and gathering operations and higher payroll-related costs. Also contributing to the earnings decrease were lower storage service revenues and lower revenues from traditional off-system transportation services. Partially offsetting the decrease in earnings were a favorable resolution of federal and related state income tax matters and an increase in natural gas transportation volumes and firm services as a result of the Grasslands Pipeline, which began providing natural gas transmission service late in 2003. The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of increases in natural gas prices and volumes compared to the prior period.

Natural Gas and Oil Production

Natural gas and oil production earnings increased $21.9 million due to higher average realized natural gas prices of 15 percent due in part to the Company's ability to access higher-priced markets for much of its operated natural gas production through the recently constructed Grasslands Pipeline and the absence in 2004 of a 2003 noncash transition charge, as previously discussed. Higher natural gas production of 9 percent, higher average realized oil prices of 16 percent and a favorable resolution of federal and related state income tax matters also contributed to the increase in earnings. Partially offsetting the earnings increase were higher depreciation, depletion and amortization expense due to higher rates and higher natural gas production volumes; higher operation and maintenance expense, largely increased general and administrative costs; and higher interest expense.

Construction Materials and Mining

The increase in construction materials and mining earnings of $3.1 million reflects higher asphalt and ready-mixed concrete volumes and margins and increased construction activity, all at existing operations. A favorable resolution of federal and related state income tax matters also added to the earnings increase. Partially offsetting the increase in earnings were higher operation and maintenance expense, including increased general and administrative expenses; and lower aggregate volumes at a large harbor-deepening project in southern California from the prior period, which project is now substantially complete. The increase in revenues and the related increase in operating expense resulted largely from businesses acquired since the comparable prior period.

Independent Power Production and Other

Earnings for the independent power production and other businesses increased $6.9 million largely due to higher net income of $8.2 million from the Company's share of its equity investment in Brazil. The higher net income was due primarily to the increased value of the embedded derivative in the power purchase agreement combined with lower financing costs, largely the result of obtaining low-cost, long-term financing for the operation in mid-2003, partially offset by foreign currency changes. Domestic and international acquisitions made since the comparable prior period also added to the increase in earnings. Lower revenues from existing domestic operations, due in part to lower sales volumes, partially offset the earnings increase.

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

These factors include: price fluctuations in natural gas and crude oil prices; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; the timely receipt of necessary permits and approvals; and other risks incidental to the operations of natural gas and oil wells. Significant changes in these factors could negatively affect the results of operations and financial condition of the Company's natural gas and oil production business.

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

Innovatum, which specializes in cable and pipeline magnetization and locating, is subject to the economic conditions within the telecommunications and energy industries. Innovatum has also developed a hand-held locating device that can detect both magnetic and plastic materials. Innovatum could face a future goodwill impairment if there is a continued downturn in the telecommunications and energy industries or if it cannot find a successful market for the hand-held locating device. At June 30, 2004, the goodwill amount at Innovatum was approximately
$8.3 million. The determination of whether an impairment will occur is dependent on a number of factors, including the level of spending in the telecommunications and energy industries, the success of the hand-held locating device at Innovatum, rapid changes in technology, competitors and potential new customers.

The Company relies on financing sources and capital markets. If the Company is unable to obtain financing in the future, the Company's ability to execute its business plans, make capital expenditures or pursue acquisitions that the Company may otherwise rely on for future growth could be impaired.

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

The Company is subject to extensive environmental laws and regulations affecting many aspects of its present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, and delays as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions and coalbed natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Public officials and entities, as well as private individuals and organizations, may seek to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation that may arise.

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

Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, over a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the wind-powered operation at the independent power production business, affect the price of energy commodities, affect the ability to perform services at the utility services and construction materials and mining businesses and affect ongoing operation and maintenance and construction and drilling activities for the pipeline and energy services and natural gas and oil production businesses. In addition, severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company's results of operations and financial condition.

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

MDU Resources Group, Inc.

- Earnings per common share for 2004, diluted, are projected in the range of $1.75 to $1.90, an increase from prior guidance of $1.60 to $1.75.

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

- In mid-May, the Company submitted an air quality permit application to construct a 175-megawatt coal-fired plant at Gascoyne, North Dakota. The air permit application is now under review at the North Dakota Department of Health, and the Company is confident the new facility will provide it with the opportunity to replace capacity associated with expiring contracts and help it meet its growing needs into the future. As an alternative for the capacity needs, this segment is also involved in a coalition with four other utilities to study the feasibility of building a coal-based facility, possibly combined with a wind energy facility, at potential sites in North Dakota, South Dakota and Iowa. The costs of building and/or acquiring the additional generating capacity needed by the utility are expected to be recovered in rates.

- On January 9, 2004, Montana-Dakota entered into a firm capacity contract with a Midwest utility to purchase 5 megawatts of capacity during the period May 1, 2004 to October 31, 2004, 15 megawatts during the period May 1, 2005 to October 31, 2005 and 25 megawatts during the period May 1, 2006 to October 31, 2006. In addition, on January 9, 2004, Montana-Dakota entered into a firm power contract with the same Midwest utility to purchase 70 megawatts of power during the period November 1, 2006 to December 31, 2006, 80 megawatts during the period January 1, 2007 to December 31, 2007, 90 megawatts during the period January 1, 2008 to December 31, 2008 and 100 megawatts during the period January 1, 2009 to December 31, 2010. All capacity and power purchases from these contracts are contingent upon the parties securing transmission service for the delivery of capacity and power to Montana-Dakota's customer load. Transmission service has not yet been secured. On July 15, 2004, Montana-Dakota entered into a firm capacity contract to purchase 15 megawatts of capacity and associated energy for the summer of 2005 and 25 megawatts of capacity and associated energy for the summer of 2006 from a neighboring utility.

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

- Annual natural gas throughput for 2004 is expected to be approximately 51 million decatherms.

- The Company expects to seek natural gas rate increases from time to time to offset higher expected operating costs.

- Montana-Dakota has filed applications with state regulatory authorities in three states (Montana, North Dakota and South Dakota) seeking increases in natural gas retail rates that are in the range of $1.3 million to $3.3 million annually or 1.8 percent to 2.8 percent above current rates. While Montana-Dakota believes that it should be authorized to increase retail rates in the amounts requested, there is no assurance that the increases ultimately allowed will be for the full amount requested in each jurisdiction. For further information on the natural gas rate increase applications, see Note 18 of Notes to Consolidated Financial Statements.

Utility services

- Revenues for this segment are expected to be in the range of $400 million to $450 million in 2004.

- This segment anticipates margins for 2004 to be lower than 2003 levels. However, margins for the second half of 2004 should improve over those experienced in the first half of 2004.

- This segment's work backlog as of June 30, 2004, was approximately $217 million compared to $150 million at June 30, 2003.

Pipeline and energy services

- In 2004, total natural gas throughput is expected to increase approximately 15 percent to 20 percent over 2003 levels largely due to the Grasslands Pipeline, which began providing natural gas transmission service on December 23, 2003.

- Firm capacity for the Grasslands Pipeline is currently 90 million cubic feet per day with expansion possible to 200 million cubic feet per day.

- Transportation rates are expected to decline in 2004 from 2003 levels due to the estimated effects of a FERC rate order received in July 2003 and order on rehearing received in May 2004.

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

Natural gas and oil production

- In 2004, the Company believes a combined production increase of approximately 10 percent over 2003 levels remains possible. A portion of this increase is predicated on the timely receipt of various regulatory approvals, which is affecting producers throughout the Rocky Mountain region. The Company is confident that it will receive such permits, but forecasting the timing of such receipt is difficult. Also affecting the forecasted production increase is the timely installation of infrastructure. Currently, this segment's gross operated natural gas production is approximately 140,000 Mcf to 150,000 Mcf per day.

- Natural gas production from operated properties was 73 percent of total natural gas production for the six months ended June 30, 2004.

- This segment expects to drill more than 400 wells in 2004.

- Natural gas prices in the Rocky Mountain region for August through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $4.50 to $5.00 per Mcf. The Company's estimates for natural gas prices on the NYMEX for August through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $5.50 to $6.00 per Mcf. During 2003, more than two-thirds of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for July through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $33 to $37 per barrel.

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

- This segment has hedged a portion of its 2004 oil production.
  The Company has entered into agreements at NYMEX prices with a low of $28.84 and a high of $30.28, representing approximately 25 percent to 30 percent of 2004 estimated annual oil production.

- The Company has hedged a portion of its 2005 estimated natural gas production. The Company has entered into agreements representing approximately 15 percent to 20 percent of its 2005 estimated annual natural gas production. The agreements are at a Ventura index with a low of $4.75 and a high of $5.87 per Mcf. Ventura is an index pricing point related to Northern Natural Gas Co.'s system.

- This segment has hedged a portion of its 2005 oil production.
  The Company has entered into agreements at NYMEX prices with a low of $30.70 and a high of $36.50 representing approximately 20 percent to 25 percent of its 2005 estimated annual oil production.

Construction materials and mining

- Aggregate volumes in 2004 are expected to be comparable to 2003 levels. Ready-mixed concrete volumes are expected to increase by 18 percent to 23 percent, while asphalt volumes are expected to increase 10 percent to 15 percent over 2003.

- Revenues in 2004 are expected to increase by approximately 13 percent to 18 percent over 2003 levels.

- The Company is confident that the replacement funding legislation for the Transportation Equity Act for the 21st Century (TEA-21) will be equal to or higher than previous funding levels.

- As of mid-July, this segment had $545 million in work backlog compared to $497 million in mid-July of 2003.

- The four labor contracts that Knife River was negotiating, as reported in Items 1 and 2 -- Business and Properties - General in the Company's 2003 Form 10-K, have been ratified and signed. The Company considers its relations with its employees to be satisfactory.

Independent power production and other

- Earnings projections for independent power production and other operations are expected to be in the range of $18 million to $23 million in 2004.

- The Company is constructing a 116-megawatt coal-fired electric generating project near Hardin, Montana. A power sales agreement with Powerex Corp., a subsidiary of BC Hydro, has been secured for the entire output of the plant for a three-year term with an option for a two-year extension. The projected on-line date for this plant is late 2005.

- On July 20, 2004, an indirect wholly owned subsidiary of the Company signed an agreement to acquire a 50 percent ownership interest in a 310-megawatt natural gas-fired electric generating facility in Georgia. The transaction is subject to receipt of certain third-party consents and approval from the FERC. The acquisition is anticipated to close in late third quarter or early fourth quarter 2004.

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

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. FAS 106-1). FSP No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act). In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. FAS 106-2). The Company provides prescription drug benefits to certain eligible employees. The Company elected the one-time deferral of accounting for the effects of the 2003 Medicare Act in the quarter ending March 31, 2004, the first period in which the plan's accounting for the effects of the 2003 Medicare Act normally would have been reflected in the Company's financial statements. During the second quarter of 2004, the Company adopted FSP No. FAS 106-2 retroactive to the beginning of the year. The Company and its actuarial advisors determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D (the federal prescription drug benefit), and, accordingly, the Company expects to be entitled to some federal subsidy. The expected federal subsidy reduces the accumulated postretirement benefit obligation (APBO) at January 1, 2004, by approximately $3.2 million, and net periodic benefit cost for 2004 by approximately $285,000 (as compared with the amount calculated without considering the effects of the subsidy). In addition, the Company expects a reduction in future participation in the postretirement plans, which further reduced the APBO at January 1, 2004, by approximately $12.7 million and net periodic benefit cost for 2004 by approximately $1.3 million.

SFAS No. 142, "Goodwill and Other Intangible Assets," discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141, "Business Combinations," and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. An issue has arisen within the natural gas and oil industry as to whether contractual mineral rights under SFAS No. 142 should be classified as intangible rather than as part of property, plant and equipment. The anticipated resolution of this matter is not expected to have an effect on the Company's financial position, results of operations or cash flows.

In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, 'Business Combinations,' and No. 142, 'Goodwill and Other Intangible Assets,' and EITF Issue No. 04-2, 'Whether Mineral Rights are Tangible or Intangible Assets,'" (FSP Nos. FAS 141-1 and FAS 142-1). FSP Nos. FAS 141-1 and FAS 142-1 shall be applied to the first reporting period beginning after April 29, 2004. FSP Nos. FAS 141-1 and FAS 142-1 required reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FSP Nos. FAS 141-1 and FAS 142-1 affected the asset classification in the consolidated balance sheet and associated footnote disclosure only, so the reclassifications did not affect the Company's stockholders' equity, cash flows or results of operations.

For further information on FIN 46 (revised), FSP Nos. FAS 106-1 and 106-2, SFAS Nos. 142 and 141, and FSP Nos. FAS 141-1 and FAS 142-1, see Note 9 of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Commitments

Cash flows

Operating activities --

Cash flows provided by operating activities in the first six months of 2004 increased $8.4 million from the comparable 2003 period, the result of an increase in net income of $18.6 million and higher depreciation, depletion and amortization expense of $10.3 million, resulting largely from increased property, plant and equipment balances and higher mineral production rates and volumes. Partially offsetting the increase in cash flows from operating activities were an increase in earnings, net of distributions, from equity method investments of $9.5 million and the absence in 2004 of the 2003 cumulative effect of an accounting change of $7.6 million.

Investing activities --

Cash flows used in investing activities in the first six months of 2004 decreased $74.3 million compared to the comparable 2003 period, the result of a decrease in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $85.2 million and an increase in proceeds from notes receivable of $14.2 million, offset in part by an increase in investments of $25.1 million. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $32.6 million and $4.9 million for the first six months of 2004 and 2003, respectively.

Financing activities --

Cash flows provided by financing activities in the first six months of 2004 decreased $35.3 million compared to the comparable 2003 period, primarily the result of a decrease in the issuance of long-term debt of $159.0 million. A decrease in repayment of long-term debt of $58.0 million and an increase in the issuance of common stock of $54.7 million, primarily due to net proceeds received from an underwritten public offering, partially offset the decrease in cash provided by financing activities.

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

Capital expenditures

Net capital expenditures, including the issuance of the Company's equity securities in connection with acquisitions, for the first six months of 2004 were $186.5 million and are estimated to be approximately $450 million for the year 2004. Estimated capital expenditures include those for:

  -  Completed acquisitions
  -  System upgrades
  -  Routine replacements
  -  Service extensions
  -  Routine equipment maintenance and replacements
  -  Land and building improvements
  -  Pipeline and gathering expansion projects
  - Further enhancement of natural gas and oil production and reserve growth
  - Power generation opportunities, including certain construction costs for a 116-megawatt coal-fired development project, as previously discussed
  -  Other growth opportunities

Approximately 15 percent of estimated 2004 net capital expenditures are for completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2004 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company's equity securities.

The estimated 2004 capital expenditures referred to above include completed 2004 acquisitions involving construction materials and mining businesses in Idaho, Iowa and Minnesota and an independent power production operating and development company in Colorado. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at June 30, 2004.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $90 million at June 30, 2004. There were no amounts outstanding under the credit agreement at June 30, 2004. The credit agreement supports the Company's $75 million commercial paper program. There were no amounts outstanding under the Company's commercial paper program at June 30, 2004. The credit agreement expires on July 18, 2006.

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

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt. This was not applicable at June 30, 2004, as there were no variable rate borrowings at such time.

Prior to the maturity of the credit agreement, the Company plans to negotiate the extension or replacement of this agreement that provides credit support to access the capital markets. In the event the Company is unable to successfully negotiate the credit agreement, or in the event the fees on this facility became too expensive, which it does not currently anticipate, the Company would seek alternative funding. One source of alternative funding might involve the securitization of certain Company assets.

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at June 30, 2004. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of June 30, 2004, the Company could have issued approximately $318 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 4.7 times for the twelve months ended June 30, 2004 and December 31, 2003. Additionally, the Company's first mortgage bond interest coverage was 6.8 times and 7.4 times for the twelve months ended June 30, 2004 and December 31, 2003, respectively. Common stockholders' equity as a percent of total capitalization (net of long-term debt and preferred stock due within one year) was 63 percent and 60 percent at June 30, 2004 and December 31, 2003, respectively.

Centennial Energy Holdings, Inc.

Centennial has three revolving credit agreements with various banks and institutions that support $300 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at June 30, 2004. Under the Centennial commercial paper program, $85.5 million was outstanding at June 30, 2004. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. One of these credit agreements is for $137.5 million and expires on September 3, 2004, and allows for subsequent borrowings up to a term of one year. Another credit agreement is for $137.5 million and expires on September 5, 2006. The other credit agreement is for $25 million and expires on April 30, 2007. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $384.0 million was outstanding at June 30, 2004. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $128,000 (after tax) based on June 30, 2004, variable rate borrowings. Based on Centennial's overall interest rate exposure at June 30, 2004, this change would not have a material effect on the Company's results of operations or cash flows.

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

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at June 30, 2004. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million.
Under the terms of the master shelf agreement, $55.0 million was outstanding at June 30, 2004.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at June 30, 2004. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Brazil Generating Facility, as discussed in Note 11 of Notes to Consolidated Financial Statements. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At June 30, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $40.1 million and the scheduled repayment of these borrowings is $5.6 million in 2004, $10.7 million in 2005, 2006, and 2007 and $2.4 million in 2008. The individual investor (who through EBX, a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

As of June 30, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $290 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

There are no material changes in the Company's contractual obligations on long-term debt and operating leases from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's contractual obligations on purchase commitments at June 30, 2004, increased $117.6 million or 24 percent from December 31, 2003, primarily due to an increase in commitments for electric generation construction contracts. At June 30, 2004, the Company's contractual obligations on purchase commitments for the twelve months ended June 30, were as follows:

                  2005   2006   2007   2008   2009  Thereafter    Total
                            (In millions)

Purchase
  commitments   $257.8  $88.8  $55.0  $36.2  $32.6      $139.9   $610.3

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

The following table summarizes hedge agreements entered into by Fidelity as of June 30, 2004. These agreements call for Fidelity to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2004                $    5.14        5,520      $ (5,008)

   Natural gas swap
    agreements maturing
    in 2005                $    5.32        7,300      $ (4,164)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2004                $4.62/$5.28      4,878      $ (4,040)

   Natural gas collar
    agreement maturing
    in 2005                $4.92/$5.66      5,475      $ (3,256)


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2004       $   29.59          276      $ (1,977)

   Oil swap agreement
    maturing in 2005       $   30.70          183      $   (757)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreement
    maturing in 2005       $32.00/$36.50      164      $   (120)

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

MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian real, including the effects of changes in currency exchange rates with respect to the Brazil Generating Facility's U.S. dollar denominated obligations. At June 30, 2004, these U.S. dollar denominated obligations approximated $80.4 million. If, for example, the value of the Brazilian real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Brazil Generating Facility, would record a foreign currency loss in net income of approximately $3.6 million (after tax) based on the above U.S. dollar denominated obligations at June 30, 2004.

The investment of Centennial International in the Brazil
Generating Facility at June 30, 2004, was approximately
$13.8 million.

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

Changes in internal control over financial reporting

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

                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 4, 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss in the Grynberg case.

For more information on the above legal action, see Note 19 of Notes to Consolidated Financial Statements, which is incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Between April 1, 2004 and June 30, 2004, the Company issued 663,768 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company for all of the issued and outstanding capital stock with respect to businesses acquired during this period. The Common Stock and Rights issued by the Company in these transactions were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

The following table includes information with respect to the Issuer's purchase of equity securities:

                          (a)      (b)         (c)             (d)


                                                              Maximum Number (or
                       Total               Total Number of   Approximate Dollar
                     Number of  Average   Shares (or Units) Value) of Shares (or
                      Shares     Price    Purchased as Part  Units) that May Yet
                     (or Units)   Paid       of Publicly     Be Purchased Under
                     Purchased  per Share  Announced Plans      the Plans or
    Period              (1)     (or Unit)  or Programs (2)      Programs (2)

January 1 to
January 31, 2004

February 1 to
February 29, 2004     29,662        $23.72

March 1 to
March 31, 2004         1,863        $23.78

April 1 to
April 30, 2004

May 1 to
May 31, 2004

June 1 to
June 30, 2004         12,333        $22.81

 Total                43,858

(1) Represents shares of common stock withheld by the Company at the request of its executive officers and employees to pay taxes pursuant to officer and employee compensation plans.

(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   10(a)  Change of Control Employment Agreement between the
          Company and Paul Gatzemeier

   10(b)  Change of Control Employment Agreement between the
          Company and Mary B. Hager

   10(c)  Change of Control Employment Agreement between the
          Company and Bruce T. Imsdahl

   10(d)  Change of Control Employment Agreement between the
          Company and Cindy C. Redding

   10(e)  Change of Control Employment Agreement between the
          Company and Paul K. Sandness

   10(f)  Change of Control Employment Agreement between the
          Company and Daryl A. Splichal

   10(g)  Change of Control Employment Agreement between the
          Company and Floyd E. Wilson

   10(h)  Non-Employee Director Stock Compensation Plan, as amended

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

b) Reports on Form 8-K

   Form 8-K was filed on April 20, 2004. Under Item 12 -- Results of Operations and Financial Condition, the Company reported the press release issued April 20, 2004, regarding earnings for the quarter ended March 31, 2004.


                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MDU RESOURCES GROUP, INC.




DATE:  August 6, 2004          BY:  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President
                                     and Chief Financial Officer



                               BY: /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Senior Vice President
                                     and Chief Accounting Officer


                            EXHIBIT INDEX

Exhibit No.

10(a) Change of Control Employment Agreement between the Company and Paul Gatzemeier

10(b) Change of Control Employment Agreement between the Company and Mary B. Hager

10(c) Change of Control Employment Agreement between the Company and Bruce T. Imsdahl

10(d) Change of Control Employment Agreement between the Company and Cindy C. Redding

10(e) Change of Control Employment Agreement between the Company and Paul K. Sandness

10(f) Change of Control Employment Agreement between the Company and Daryl A. Splichal

10(g) Change of Control Employment Agreement between the Company and Floyd E. Wilson

10(h)   Non-Employee Director Stock Compensation Plan, as amended

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