Form 10-Q
period 2004-09-30
MDU RESOURCES GROUP INC
filed 2004-11-05
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2004:  118,097,432 shares.


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

  -  Acquisition, disposal and impairment of assets or facilities
  - Changes in operation, performance and construction of plant facilities or other assets
  -  Changes in present or prospective generation
  -  Changes in anticipated tourism levels
  - The availability of economic expansion or development opportunities
  -  Population growth rates and demographic patterns
  - Market demand for, and/or available supplies of, energy products and services
  - Cyclical nature of large construction projects at certain operations
  -  Changes in tax rates or policies
  -  Unanticipated project delays or changes in project costs
  - Unanticipated changes in operating expenses or capital expenditures
  -  Labor negotiations or disputes
  - Inability of the various contract counterparties to meet their contractual obligations
  - Changes in accounting principles and/or the application of such principles to the Company
  -  Changes in technology
  -  Changes in legal proceedings
  - The ability to effectively integrate the operations of acquired companies
  -  Fluctuations in natural gas and crude oil prices
  -  Decline in general economic environment
  -  Changes in governmental regulation
  -  Changes in currency exchange rates
  -  Unanticipated increases in competition
  -  Variations in weather

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

    Centennial Resources owns electric generating facilities in the United States and has investments in electric generating facilities in Brazil, The Republic of Trinidad and Tobago (Trinidad and Tobago) and the United States. Electric capacity and energy produced at the power plants are sold primarily under long-term contracts to nonaffiliated entities. Centennial Resources also provides analysis, design, construction, refurbishment, and operation and maintenance services to independent power producers. These operations also include investments not directly being pursued by the Company's other businesses. These activities are reflected in this Form 10-Q under independent power production and other.

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


                                INDEX

Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Nine Months Ended September 30, 2004 and 2003

  Consolidated Balance Sheets --
    September 30, 2004 and 2003, and December 31, 2003

  Consolidated Statements of Cash Flows --
    Nine Months Ended September 30, 2004 and 2003

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

  Quantitative and Qualitative Disclosures About Market Risk

  Controls and Procedures

Part II -- Other Information

  Legal Proceedings
  Unregistered Sales of Equity Securities and Use of Proceeds
  Exhibits

Signatures

Exhibit Index

Exhibits


                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           MDU RESOURCES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         Three Months         Nine Months
                                            Ended               Ended
                                        September 30,        September 30,
                                        2004     2003        2004      2003
                                     (In thousands, except per share amounts)

Operating revenues:
  Electric, natural gas distribution
    and pipeline and energy services  $149,623  $130,818  $  540,837 $  454,862
  Utility services, natural gas and
    oil production, construction
    materials and mining and other     654,975   585,281   1,432,521  1,277,209
                                       804,598   716,099   1,973,358  1,732,071

Operating expenses:
  Fuel and purchased power              15,995    16,158      49,090     44,827
  Purchased natural gas sold            24,305    19,888     158,583    123,619
  Operation and maintenance:
    Electric, natural gas distribution
     and pipeline and energy services 37,307 33,375 117,834 104,852 Utility services, natural gas and oil production, construction
     materials and mining and other    527,669   461,100   1,171,126  1,015,483
  Depreciation, depletion and
    amortization                        53,115    47,749     154,413    138,725
  Taxes, other than income              25,525    22,163      72,876     61,266
  Asset impairments (Notes 11 and 12)    6,106       ---       6,106        ---
                                       690,022   600,433   1,730,028  1,488,772

Operating income                       114,576   115,666     243,330    243,299

Other income -- net                     10,927     2,491      25,290     11,124

Interest expense                        14,285    13,604      43,784     39,283

Income before income taxes             111,218   104,553     224,836    215,140

Income taxes                            39,499    39,032      70,907     78,449

Income before cumulative effect of
  accounting change                     71,719    65,521     153,929    136,691

Cumulative effect of accounting
  change (Note 14)                         ---       ---         ---     (7,589)

Net income                              71,719    65,521     153,929    129,102

Dividends on preferred stocks              171       172         514        547

Earnings on common stock              $ 71,548  $ 65,349  $  153,415 $  128,555

Earnings per common share -- basic:
  Earnings before cumulative effect
    of accounting change              $    .61  $    .58  $     1.32 $     1.23
  Cumulative effect of accounting
    change                                 ---       ---         ---       (.07)
  Earnings per common share -- basic  $    .61  $    .58  $     1.32 $     1.16

Earnings per common share -- diluted:
  Earnings before cumulative effect of
    accounting change                 $    .60  $    .58  $     1.31 $     1.22
  Cumulative effect of accounting
    change                                 ---       ---         ---       (.07)
  Earnings per common share --
    diluted                           $    .60  $    .58  $     1.31 $     1.15

Dividends per common share            $    .18  $    .17  $      .52 $      .49

Weighted average common shares
  outstanding -- basic                 117,109   112,359     116,112    111,100

Weighted average common shares
  outstanding -- diluted               118,278   113,368     117,225    111,921

Pro forma amounts assuming retroactive
  application of accounting change:
  Net income                          $ 71,719  $ 65,521  $  153,929 $  136,691
  Earnings per common share -- basic $ .61 $ .58 $ 1.32 $ 1.23 Earnings per common share --
    diluted                           $    .60  $    .58  $     1.31 $     1.22


The accompanying notes are an integral part of these consolidated financial statements.


                           MDU RESOURCES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                        September 30, September 30, December 31,
                                             2004          2003         2003
                                               (In thousands, except shares
                                                  and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents               $  145,001   $   91,900   $   86,341
  Receivables, net                           465,748      410,666      357,677
  Inventories                                152,043      127,717      114,051
  Deferred income taxes                        4,244        1,950        3,104
  Prepayments and other current assets        51,824       47,202       52,367
                                             818,860      679,435      613,540
Investments                                  113,056       40,626       44,975
Property, plant and equipment              3,825,010    3,496,826    3,584,038
  Less accumulated depreciation,
    depletion and amortization             1,313,695    1,144,577    1,187,105
                                           2,511,315    2,352,249    2,396,933
Deferred charges and other assets:
  Goodwill                                   199,467      199,209      199,427
  Other intangible assets, net                23,331       20,027       18,814
  Other                                       88,451      106,723      106,903
                                             311,249      325,959      325,144
                                          $3,754,480   $3,398,269   $3,380,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Long-term debt due within one year      $   86,792   $    7,892   $   27,646
  Accounts payable                           183,451      183,506      150,316
  Taxes payable                               51,891       27,852       15,358
  Dividends payable                           21,414       19,436       19,442
  Other accrued liabilities                  159,071      113,463      101,299
                                             502,619      352,149      314,061
Long-term debt                               912,440      988,804      939,450
Deferred credits and other liabilities:
  Deferred income taxes                      475,354      403,540      444,779
  Other liabilities                          237,184      235,039      231,666
                                             712,538      638,579      676,445
Commitments and contingencies
Stockholders' equity:
  Preferred stocks                            15,000       15,000       15,000
  Common stockholders' equity:
    Common stock
      Shares issued -- $1.00 par value
      118,395,863 at September 30,
      2004, 113,583,312 at September 30,
      2003 and 113,716,632 at
      December 31, 2003                      118,396      113,583      113,717
    Other paid-in capital                    854,519      752,276      757,787
    Retained earnings                        667,474      548,506      575,287
    Accumulated other comprehensive loss     (24,880)      (7,002)      (7,529)
    Treasury stock at cost - 359,281
      shares                                  (3,626)      (3,626)      (3,626)
      Total common stockholders' equity    1,611,883    1,403,737    1,435,636
    Total stockholders' equity             1,626,883    1,418,737    1,450,636
                                          $3,754,480   $3,398,269   $3,380,592


The accompanying notes are an integral part of these consolidated financial statements.


                           MDU RESOURCES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         2004       2003
                                                          (In thousands)
Operating activities:
  Net income                                          $ 153,929   $ 129,102
  Cumulative effect of accounting change                    ---       7,589
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization            154,413     138,725
    Earnings, net of distributions, from equity
      method investments                                (17,203)     (1,902)
    Deferred income taxes                                21,512      24,426
    Asset impairments                                     6,106         ---
    Changes in current assets and liabilities, net
      of acquisitions:
      Receivables                                       (88,507)    (63,354)
      Inventories                                       (32,066)    (25,233)
      Other current assets                               (1,021)     (8,364)
      Accounts payable                                   28,783      36,838
      Other current liabilities                          64,050      33,046
    Other noncurrent changes                              8,507       7,332

 Net cash provided by operating activities              298,503     278,205

Investing activities:
  Capital expenditures                                 (225,165)   (212,361)
  Acquisitions, net of cash acquired                    (33,147)   (132,070)
  Net proceeds from sale or disposition of property      11,680       8,273
  Investments                                           (52,313)      4,298
  Proceeds from notes receivable                         22,000       7,812

  Net cash used in investing activities                (276,945)   (324,048)

Financing activities:
  Net change in short-term borrowings                       ---     (20,000)
  Issuance of long-term debt                             72,215     243,063
  Repayment of long-term debt                           (41,041)    (99,307)
  Proceeds from issuance of common stock, net            65,533         366
  Dividends paid                                        (59,605)    (53,935)

  Net cash provided by financing activities              37,102      70,187

Increase in cash and cash equivalents                    58,660      24,344
Cash and cash equivalents -- beginning of year           86,341      67,556

Cash and cash equivalents -- end of period            $ 145,001   $  91,900


The accompanying notes are an integral part of these consolidated financial statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                     September 30, 2004 and 2003
                             (Unaudited)

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

 3.  Allowance for doubtful accounts

     The Company's allowance for doubtful accounts as of September 30, 2004 and 2003, and December 31, 2003, was
     $7.5 million, $8.3 million and $8.1 million, respectively.

 4.  Earnings per common share

     Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three and nine months ended September 30, 2004, 36,000 and 205,305 shares, respectively, with an average exercise price of $25.70 and $24.54, respectively, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three and nine months ended September 30, 2003, 209,805 shares with an average exercise price of $24.56 attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three and nine months ended September 30, 2004 and 2003, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

5.   Stock-based compensation

     The Company has stock option plans for directors, key employees and employees. In the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the three and nine months ended September 30, 2004, was $3,000 and $8,000, respectively (after tax).

     As permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," the Company accounts for stock options granted prior to January 1, 2003, under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for stock options granted prior to January 1, 2003, as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Since the Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only, the following table illustrates the effect on earnings and earnings per common share for the three and nine months ended September 30, 2004 and 2003, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

                                                Three Months Ended
                                                  September 30,
                                                 2004        2003
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as
       reported                                $ 71,548   $ 65,349
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     3         53
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                   (79)      (618)
     Pro forma earnings on common stock        $ 71,472   $ 64,784

     Earnings per common share -- basic --
       as reported                             $    .61   $    .58

     Earnings per common share -- basic --
       pro forma                               $    .61   $    .58

     Earnings per common share -- diluted --
       as reported                             $    .60   $    .58

     Earnings per common share -- diluted --
       pro forma                               $    .60   $    .57


                                                 Nine Months Ended
                                                   September 30,
                                                 2004        2003
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as
       reported                                $153,415   $128,555
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     8         53
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                  (251)    (1,925)
     Pro forma earnings on common stock        $153,172   $126,683

     Earnings per common share -- basic --
       as reported:
       Earnings before cumulative effect
         of accounting change                  $   1.32   $   1.23
       Cumulative effect of accounting
         change                                     ---       (.07)
     Earnings per common share -- basic        $   1.32   $   1.16

     Earnings per common share -- basic --
       pro forma:
       Earnings before cumulative effect
         of accounting change                  $   1.32   $   1.21
      Cumulative effect of accounting
         change                                     ---       (.07)
     Earnings per common share -- basic        $   1.32   $   1.14

     Earnings per common share -- diluted
       -- as reported:
       Earnings before cumulative effect
         of accounting change                  $   1.31   $   1.22
      Cumulative effect of accounting
        change                                      ---       (.07)
     Earnings per common share --
       diluted                                 $   1.31   $   1.15

     Earnings per common share -- diluted
       -- pro forma:
       Earnings before cumulative effect
        of accounting change                   $   1.31   $   1.20
      Cumulative effect of accounting
         change                                     ---       (.07)
     Earnings per common share --
       diluted                                 $   1.31   $   1.13

6.   Cash flow information

     Cash expenditures for interest and income taxes were as
     follows:
                                                 Nine Months Ended
                                                  September 30,
                                                 2004       2003
                                                 (In thousands)

     Interest, net of amount capitalized       $35,334    $31,871
     Income taxes paid, net                    $22,671    $35,341

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

     The Company provides prescription drug benefits to certain eligible employees. The Company elected the one-time deferral of accounting for the effects of the 2003 Medicare Act in the quarter ended March 31, 2004, the first period in which the plan's accounting for the effects of the 2003 Medicare Act normally would have been reflected in the Company's financial statements.

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

     See Note 17 for the components of net periodic benefit cost. The net periodic benefit cost for the three and nine months ended September 30, 2004, was reduced by approximately $384,000 and $1.2 million, respectively, to reflect the effects of the 2003 Medicare Act.

     SFAS No. 142, "Goodwill and Other Intangible Assets," discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141, "Business Combinations," and SFAS No. 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in property, plant and equipment related to its natural gas and oil production business upon adoption of SFAS No. 142. The Company has included such mineral rights as part of property, plant and equipment under the full-cost method of accounting for natural gas and oil properties. An issue had arisen within the natural gas and oil industry as to whether contractual mineral rights under SFAS No. 142 should be classified as intangible rather than as part of property, plant and equipment. In September 2004, the FASB Staff issued FASB Staff Position No. FAS 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," (FSP No. 142-2). FSP No. 142-2 indicates that the exception in SFAS No. 142 does not change the accounting prescribed in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," including the balance sheet classification of drilling and mineral rights of oil and gas producing entities and, as a result, the contractual mineral rights should continue to be classified as part of property, plant and equipment. FSP No. 142-2 did not have an effect on the Company's financial position, results of operations or cash flows.

     In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, 'Business Combinations,' and No. 142, 'Goodwill and Other Intangible Assets,' and EITF Issue No. 04-2, 'Whether Mineral Rights are Tangible or Intangible Assets,'" (FSP Nos. FAS 141-1 and FAS 142-1). FSP Nos. FAS 141-1 and FAS 142-1 amend SFAS
     No. 141 and SFAS No. 142 to clarify that certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 be classified as tangible assets rather than intangible assets. The Company adopted FSP Nos. FAS 141-1 and FAS 142-1 in the second quarter of 2004. FSP Nos. FAS 141-1 and FAS 142-1 required reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FSP Nos. FAS 141-1 and FAS 142-1 affected the asset classification in the consolidated balance sheet and associated footnote disclosure only, so the reclassifications did not affect the Company's stockholders' equity, cash flows or results of operations.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB 106) which is an interpretation regarding the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No.
     143) by oil and gas producing companies following the full cost accounting method. SAB 106 clarifies that the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. SAB 106 also states that a company is expected to disclose in the financial statement footnotes and Management's Discussion and Analysis how the company's calculation of the ceiling test and depreciation, depletion and amortization are affected by the adoption of SFAS No. 143. SAB 106 shall be applied to all entities subject to SAB 106 as of the beginning of the first quarter beginning after October 4, 2004.

     The adoption of SAB 106 is not expected to have a material effect on the Company's financial position or results of operations.

9.   Comprehensive income

     Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive income (loss) resulted from gains (losses) on derivative instruments qualifying as hedges and foreign currency translation adjustments. For more information on derivative instruments, see Note 13 of Notes to Consolidated Financial Statements.

     Comprehensive income, and the components of other comprehensive income (loss) and related tax effects, was as follows:

                                                Three Months Ended
                                                  September 30,
                                                 2004       2003
                                                 (In thousands)

     Net income                                $ 71,719   $  65,521
       Other comprehensive income (loss):
         Net unrealized gain (loss) on
          derivative instruments qualifying
          as hedges:
          Net unrealized gain (loss) on
           derivative instruments arising
           during the period, net of tax of
           $7,255 and $1,545 in 2004 and 2003,
           respectively                         (11,768)      2,416
          Less: Reclassification adjustment
           for gain (loss) on derivative
           instruments included in net income,
           net of tax of $2,166 and $2,839 in
           2004 and 2003, respectively           (3,388)     (4,522)
         Net unrealized gain (loss) on
          derivative instruments qualifying
          as hedges                              (8,380)      6,938
         Foreign currency translation
          adjustment                                919       1,698
                                                 (7,461)      8,636
     Comprehensive income                      $ 64,258   $  74,157


                                                 Nine Months Ended
                                                   September 30,
                                                 2004       2003
                                                 (In thousands)

     Net income                                $153,929   $129,102
       Other comprehensive income (loss):
         Net unrealized gain (loss) on
          derivative instruments qualifying
          as hedges:
          Net unrealized gain (loss) on
           derivative instruments arising
           during the period, net of tax of
           $12,069 and $983 in 2004 and 2003,
           respectively                         (19,297)    (1,537)
          Less: Reclassification adjustment
           for gain (loss) on derivative
           instruments included in net income,
           net of tax of $1,576 and $2,171 in
           2004 and 2003, respectively           (2,465)    (3,397)
         Net unrealized gain (loss) on
          derivative instruments qualifying
          as hedges                             (16,832)     1,860
         Foreign currency translation
          adjustment                               (519)       942
                                                (17,351)     2,802
     Comprehensive income                      $136,578   $131,904

10.  Equity method investments

     The Company has a number of equity method investments, including MPX Participacoes, Ltda. (MPX), Carib Power Management LLC (Carib Power) and Hartwell Energy Limited Partnership (Hartwell). The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. None of the Company's equity method investments have been impaired and, accordingly, no impairment losses have been recorded in the accompanying consolidated financial statements or related equity method investment balances.

     MPX was formed in August 2001 when MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, entered into a joint venture agreement with a Brazilian firm. MDU Brasil has a 49 percent interest in MPX. MPX, through a wholly owned subsidiary, owns and operates a 220-megawatt natural gas-fired electric generating facility (Brazil Generating Facility) in the Brazilian state of Ceara.
     Petrobras, the Brazilian state-controlled energy company, has agreed to purchase all of the capacity and market all of the Brazil Generating Facility's energy. The electric power sales contract with Petrobras for 110 megawatts expires in November 2007 and the portion of the contract for the remaining 110 megawatts expires in May 2008. Petrobras also is under contract to supply natural gas to the Brazil Generating
     Facility during the term of the electric power sales contract. This natural gas supply contract is renewable by a wholly owned subsidiary of MPX for an additional 13 years. The Brazil Generating Facility generates energy based upon economic dispatch and available gas supplies. Under current conditions, including, in particular, existing constraints in the region's gas supply infrastructure, the Company does not expect the facility to generate a significant amount of energy at least through 2006.

     The functional currency for the Brazil Generating Facility is the Brazilian Real. The electric power sales contract with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the loss from the change in the fair value of the embedded derivative in the electric power sales contract was $690,000 (after tax) for the three months ended September 30, 2004. The Company's 49 percent share of the gain from the change in the fair value of the embedded derivative in the electric power sales contract was $3.4 million (after tax) for the nine months ended September 30, 2004. The Company's 49 percent share of the loss from the change in the fair value of the embedded derivative in the electric power sales contract was $3.0 million (after tax) and $9.0 million (after tax) for the three and nine months ended September 30, 2003, respectively. The Company's 49 percent share of the foreign currency gain resulting from an increase in value of the Brazilian Real versus the U.S. dollar was $2.1 million (after tax) and $124,000 (after tax) for the three and nine months ended September 30, 2004, respectively. The Company's 49 percent share of the foreign currency loss resulting from the decrease in value of the Brazilian Real versus the U.S. dollar was $476,000 (after tax) for the three months ended September 30, 2003. The Company's 49 percent share of the foreign currency gain resulting from the increase in value of the Brazilian Real versus the U.S. dollar was $2.6 million (after tax) for the nine months ended September 30, 2003.

     In February 2004, Centennial Energy Resources International, Inc. (Centennial International), an indirect wholly owned subsidiary of the Company, acquired 49.99 percent of Carib Power. Carib Power, through a wholly owned subsidiary, owns a 225-megawatt natural gas-fired electric generating facility located in Trinidad and Tobago (Trinidad and Tobago Generating Facility). The functional currency for the Trinidad and Tobago Generating Facility is the U.S. dollar.

     In September 2004, Centennial Resources, through a wholly owned subsidiary, acquired a 50 percent ownership interest in Hartwell. Hartwell owns and operates a 310-megawatt natural gas-fired electric generating facility (Hartwell Generating Facility) located in Hartwell, Georgia and sells its output to Oglethorpe Power Corporation under a long-term agreement.

     At September 30, 2004, MPX, Carib Power and Hartwell had total assets of $333.2 million and long-term debt of $240.7 million. The Company's investment in the Brazil, Trinidad and Tobago and Hartwell Generating Facilities was approximately $59.2 million, including undistributed earnings of $20.8 million at September 30, 2004. The Company's investment in the Brazil Generating Facility was approximately $20.6 million at September 30, 2003, and $25.2 million, including undistributed earnings of $4.6 million at December 31, 2003.

     The Company's share of income from its equity method investments was $7.2 million and $18.3 million for the three and nine months ended September 30, 2004, respectively, and was included in other income - net. The Company's share of income from its equity method investments was $961,000 and $3.2 million for the three and nine months ended September 30, 2003, respectively, and was included in other income - net.

11.  Impairment of long-lived asset

     During the third quarter of 2004, the Company recognized a $2.1 million ($1.3 million after tax) adjustment reflecting the reduction in value of certain gathering facilities in the Gulf Coast region at the pipeline and energy services segment.

12.  Goodwill and other intangible assets

     The changes in the carrying amount of goodwill were as follows:

                              Balance    Goodwill  Goodwill   Balance
                               as of     Acquired  Impaired    as of
     Nine Months Ended       January 1,   During    During  September 30,
     September 30, 2004        2004      the Year* the Year    2004
                                         (In thousands)

     Electric                 $    ---    $  ---    $   ---   $    ---
     Natural gas
       distribution                ---       ---        ---        ---
     Utility services           62,604        28        ---     62,632
     Pipeline and energy
       services                  9,494       ---     (4,030)     5,464
     Natural gas and oil
       production                  ---       ---        ---        ---
     Construction materials
       and mining              120,198       276        ---    120,474
     Independent power
       production and other      7,131     3,766        ---     10,897
     Total                    $199,427    $4,070    $(4,030)  $199,467


                               Balance      Goodwill     Balance
                                as of       Acquired      as of
     Nine Months Ended        January 1,     During    September 30,
     September 30, 2003         2003       the Year*       2003
                                        (In thousands)

     Electric                  $    ---    $    ---      $     ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,487         127         62,614
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               111,887       8,083        119,970
     Independent power
       production and other       7,131         ---          7,131
     Total                     $190,999    $  8,210       $199,209


                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Year Ended               January 1,     During     December 31,
     December 31, 2003          2003       the Year*        2003
                                        (In thousands)

     Electric                  $    ---    $    ---       $    ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,487         117         62,604
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               111,887       8,311        120,198
     Independent power
       production and other       7,131         ---          7,131
     Total                     $190,999    $  8,428       $199,427

     __________________
     * Includes purchase price adjustments related to acquisitions acquired in a prior period.

     Innovatum, Inc. (Innovatum), an indirect wholly owned subsidiary of the Company which specializes in cable and pipeline magnetization and location, developed a hand-held locating device that can detect both magnetic and plastic materials, including unexploded ordnance. Innovatum was working with, and had demonstrated the device to, a Department of Defense contractor and had also met with individuals from the Department of Defense, to discuss the possibility of using the hand-held locating device in their operations. In the third quarter of 2004, after communications with the Department of Defense, and delays in further testing resulting from a Department of Defense request to enhance the hand-held locating device, Innovatum decreased its expected future cash flows from the hand-held locating device. This decrease, coupled with the continued downturn in the telecommunications and energy industries, resulted in a revised earnings forecast for Innovatum, and as a result, a goodwill impairment loss of $4.0 million was recognized for the third quarter of 2004. Innovatum, a reporting unit for goodwill impairment testing, is part of the pipeline and energy services segment. The fair value of Innovatum was estimated using the expected present value of future cash flows.

     As discussed in Note 8, the Company reclassified its leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment.

     Other intangible assets were as follows:

                              September 30, September 30, December 31,
                                  2004          2003          2003
                                             (In thousands)


     Amortizable intangible assets:
       Noncompete agreements        $13,275    $ 12,075     $12,075
       Accumulated amortization      (8,345)     (9,621)     (9,690)
                                      4,930       2,454       2,385

       Other                         21,584      17,736      17,734
       Accumulated amortization      (4,143)     (1,766)     (2,265)
                                     17,441      15,970      15,469
     Unamortizable intangible
       assets                           960       1,603         960
     Total                          $23,331    $ 20,027     $18,814

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

     Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2004, was $1.0 and $2.3 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2003, and for the year ended December 31, 2003, was $567,000, $1.6 million and $2.2 million, respectively. Estimated amortization expense for amortizable intangible assets is $3.3 million in 2004, $3.1 million in 2005, $2.4 million in 2006, $2.3 million in 2007, $2.3 million in 2008 and $11.3 million thereafter.

13.  Derivative instruments

     From time to time, the Company utilizes derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The following information should be read in conjunction with Notes 1 and 5 in the Company's Notes to Consolidated Financial Statements in the 2003 Annual Report and Note 9 of Notes to Consolidated Financial Statements.

     As of September 30, 2004, Fidelity Exploration & Production
     Company (Fidelity), an indirect wholly owned subsidiary of the Company, held derivative instruments designated as cash flow hedging instruments.

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

     For the three and nine months ended September 30, 2004 and 2003, the amount of hedge ineffectiveness recognized, which was included in operating revenues, was immaterial. For the three and nine months ended September 30, 2004 and 2003, Fidelity did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

     Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2004, the maximum term of Fidelity's swap and collar agreements, in which it is hedging its exposure to the variability in future cash flows for forecasted transactions, is 15 months. Fidelity estimates that over the next 12 months net losses of approximately $16.6 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

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

     The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and Trinidad and Tobago, as discussed in Note 10. The electric segment generates, transmits and distributes electricity, and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling and the manufacture and distribution of specialty equipment. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration, development and production activities, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the central and western United States and in the states of Alaska and Hawaii. The independent power production and other operations own electric generating facilities in the United States and have investments in electric generating facilities in Brazil, Trinidad and Tobago and the United States. Electric capacity and energy produced at the power plants are sold primarily under long-term contracts to nonaffiliated entities. Centennial Resources also provides analysis, design, construction, refurbishment, and operation and maintenance services to independent power producers. These operations also include investments not directly being pursued by the Company's other businesses. The information below follows the same accounting policies as described in Note 1 of the Company's 2003 Annual Report. Information on the Company's businesses was as follows:


                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)

     Three Months Ended
     September 30, 2004

     Electric                 $   47,888     $     ---      $  5,580
     Natural gas distribution     32,389           ---        (3,230)
     Pipeline and energy
       services                   69,346        17,675        (1,639)
                                 149,623        17,675           711
     Utility services            111,765         1,138          (568)
     Natural gas and oil
       production                 40,475        45,193        27,398
     Construction materials
       and mining                486,625           263        34,974
     Independent power
       production and other       16,110         1,267         9,033
                                 654,975        47,861        70,837
     Intersegment eliminations       ---       (65,536)          ---
     Total                    $  804,598     $     ---      $ 71,548

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

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)
     Nine Months Ended
     September 30, 2004

     Electric                 $  134,711     $     ---      $  9,723
     Natural gas distribution    208,167           ---        (2,002)
     Pipeline and energy
       services                  197,959        58,711         5,478
                                 540,837        58,711        13,199
     Utility services            309,243         1,138        (4,763)
     Natural gas and oil
       production                117,019       133,837        78,794
     Construction materials
       and mining                973,098           463        43,437
     Independent power
       production and other       33,161         3,104        22,748
                               1,432,521       138,542       140,216
     Intersegment eliminations       ---      (197,253)          ---
     Total                    $1,973,358     $     ---      $153,415

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues     Revenues       Stock
                                           (In thousands)
     Nine Months Ended
     September 30, 2003

     Electric                 $  131,655     $     ---      $ 12,862
     Natural gas distribution    181,104           ---           430
     Pipeline and energy
       services                  142,103        36,656        14,056
                                 454,862        36,656        27,348
     Utility services            328,682           ---         4,294
     Natural gas and oil
       production                111,246        87,334        46,062
     Construction materials
       and mining                811,352           ---        41,498
     Independent power
       production and other       25,929         2,221         9,353
                               1,277,209        89,555       101,207
     Intersegment eliminations       ---      (126,211)          ---
     Total                    $1,732,071     $     ---      $128,555

     Excluding the asset impairments at pipeline and energy services of $5.3 million (after tax), earnings (loss) from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from utility services, natural gas and oil production, construction materials and mining, and independent power production and other are all from nonregulated operations.

16.  Acquisitions

     During the first nine months of 2004, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Idaho, Iowa and Minnesota and an independent power production operating and development company in Colorado. The total purchase consideration for these businesses and purchase price adjustments with respect to certain other acquisitions acquired prior to 2004, including the Company's common stock and cash, was $66.3 million.

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

17.  Employee benefit plans

     The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. As discussed in Note 8, the Company recognized the effects of the 2003 Medicare Act during the second quarter of 2004. The net periodic benefit cost for 2004 reflects the effects of the 2003 Medicare Act. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

                                                          Other
                                      Pension         Postretirement
     Three Months                     Benefits           Benefits
     Ended September 30,           2004      2003      2004     2003
                                             (In thousands)

     Components of net periodic
       benefit cost:
       Service cost               $ 1,917   $ 1,516   $  447 $   488
       Interest cost                3,976     3,812    1,086   1,394
       Expected return on
         assets                    (5,094)   (5,140)    (986)   (986)
       Amortization of prior
         service cost                 280       293       36      24
       Recognized net actuarial
         (gain) loss                  121      (124)     (40)      2
       Amortization of net
         transition obligation
         (asset)                      (63)     (238)     538     537
     Net periodic benefit cost      1,137       119    1,081   1,459
     Less amount capitalized          111        13      137     179
     Net periodic benefit cost    $ 1,026   $   106   $  944 $ 1,280


                                                          Other
                                      Pension         Postretirement
     Nine Months                      Benefits           Benefits
     Ended September 30,           2004      2003      2004     2003
                                             (In thousands)

     Components of net periodic
       benefit cost:
       Service cost               $ 5,750  $  4,380  $ 1,343 $ 1,372
       Interest cost               11,928    11,400    3,259   3,887
       Expected return on
         assets                   (15,281)  (15,590)  (2,958) (2,948)
       Amortization of prior
         service cost                 841       863      108      24
       Recognized net actuarial
         (gain) loss                  360      (260)    (122)   (257)
       Amortization of net
         transition obligation
         (asset)                     (188)     (712)   1,614   1,613
     Net periodic benefit cost      3,410        81    3,244   3,691
     Less amount capitalized          302       (35)     319     387
     Net periodic benefit cost    $ 3,108  $    116  $ 2,925 $ 3,304


     As of September 30, 2004, approximately $1.3 million has been contributed to the defined benefit pension plans and approximately $3.1 million has been contributed to the postretirement benefit plans. The Company presently anticipates contributing an additional $300,000 to its pension plans in 2004 for a total of $1.6 million for the year. The Company presently anticipates contributing an additional $600,000 to its postretirement benefit plans in 2004 for a total of $3.7 million for the year.

     In addition to the qualified plan defined pension benefits reflected in the tables above, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that provides for defined benefit payments at age 65 following the employee's retirement or to the beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2004, was $1.8 million and $5.6 million, respectively. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2003, was $1.4 million and $3.8 million, respectively.

18.  Regulatory matters and revenues subject to refund

     On September 7, 2004, Great Plains filed an application with the Minnesota Public Utilities Commission (MPUC) for a natural gas rate increase. Great Plains requested a total of $1.4 million annually or 4.0 percent above current rates. The Company requested an interim increase of $1.4 million annually to be effective November 7, 2004. On October 21, 2004, the MPUC ordered Great Plains to file supplemental information necessary to determine the completeness of the filing. Supplemental information is expected to be filed with the MPUC in November 2004. Interim rates will be effective 60 days from the date the filing is determined to be complete. A final order from the MPUC is expected in late 2005.

     On June 7, 2004, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for a natural gas rate increase for the Black Hills service area. Montana-Dakota requested a total of $1.3 million annually or 2.2 percent above current rates. A final order from the SDPUC is due December 7, 2004.

     On April 1, 2004, Montana-Dakota filed an application with the Montana Public Service Commission (MTPSC) for a natural gas rate increase. Montana-Dakota requested a total of $1.5 million annually or 1.8 percent above current rates. The MTPSC has not acted on Montana-Dakota's request for an interim increase of $500,000 on an annual basis. A final order from the MTPSC is due January 1, 2005.

     On March 3, 2004, Montana-Dakota filed an application with the North Dakota Public Service Commission (NDPSC) for a natural gas rate increase. Montana-Dakota requested a total of $3.3 million annually or 2.8 percent above current rates. On April 27, 2004, the NDPSC issued an Order approving Montana-Dakota's interim rate increase of $1.7 million annually effective for service rendered on or after May 3, 2004. On September 22, 2004, the NDPSC approved a Settlement Agreement. The Settlement Agreement results in an increase in annual revenues of $2.5 million or 2.1 percent effective October 1, 2004.

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

     On June 4, 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the grounds that the information upon which Grynberg bases his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information. The Motion to Dismiss is additionally based on the grounds that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure and that Grynberg failed to provide adequate information to the government prior to filing suit.

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

     Fidelity has been named as a defendant in, and/or certain of its operations are or have been the subject of, over a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and May 2004 by a number of environmental organizations, including the Northern Plains Resource Council and the Montana Environmental Information Center as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to Federal District Court in Wyoming.
     The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act, the National Environmental Policy Act, the Federal Land Management Policy Act, the National Historic Preservation Act and the Montana Environmental Policy Act. The cases involving alleged violations of the Federal Clean Water Act have been resolved without a finding that Fidelity is in violation of the Federal Clean Water Act. Fidelity presently has no exposure to penalties, fines or damages for any claims under the Federal Clean Water Act. The suits that remain extant include a variety of claims that state and federal government agencies violated various environmental laws that impose procedural requirements such as the National Environmental Policy Act, the Federal Land Management Policy Act, the National Historic Preservation Act and the Montana Environmental Policy Act. These lawsuits seek injunctive relief, invalidation of various permits and unspecified damages. Fidelity is unable to quantify the damages sought in any of these cases, and will be unable to do so until after completion of discovery in these separate cases. Fidelity is vigorously defending all coalbed-related lawsuits in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

     In a related matter, the State of North Dakota (State) and the EPA entered into a Memorandum of Understanding (MOU) on February 24, 2004, stating the principles to be used by the State in completing dispersion modeling of air quality in Theodore Roosevelt National Park and other "Class I" areas in North Dakota and Montana.

     In April 2004, the Dakota Resource Council filed a petition for review of the MOU with the United States Eighth Circuit Court of Appeals. The Petition was dismissed, without prejudice, in June 2004 upon stipulation of the EPA, the Dakota Resource Council and the State.

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

     Guarantees

     Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Brazil Generating Facility, as discussed in Note 10. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At September 30, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $34.7 million and the scheduled repayment of these borrowings is $10.8 million in 2005, $10.7 million in 2006 and 2007 and $2.5 million in 2008. The individual investor (who through EBX Empreendimentos Ltda. (EBX), a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

     In addition, WBI Holdings has guaranteed certain of its subsidiary's natural gas and oil price swap and collar agreement obligations. The amount of the subsidiary's obligation at September 30, 2004, was $13.6 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at September 30, 2004, expire in 2004 and 2005; however, the subsidiary continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. At September 30, 2004, the amount outstanding was reflected on the Consolidated Balance Sheets. In the event the above subsidiary defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

     Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At September 30, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $81.7 million.
     The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $6.7 million in 2004; $35.8 million in 2005; $3.8 million in 2006; $1.7 million in 2007; $96,000 in 2008; $2.1 million in 2009; $15.0 million in 2010; $12.0 million in 2012; $500,000, which is subject to expiration 30 days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $347,000 and was reflected on the Consolidated Balance Sheets at September 30, 2004. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

     Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At September 30, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2005 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the entity issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.3 million, which was not reflected on the Consolidated Balance Sheets at September 30, 2004, because these intercompany transactions are eliminated in consolidation.

     In addition, Centennial has issued guarantees to third parties related to the Company's routine purchase of maintenance items for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheets at September 30, 2004.

     As of September 30, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $331 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

20.  Related party transactions

     In 2004, Bitter Creek Pipelines, LLC (Bitter Creek), an indirect wholly owned subsidiary of the Company, entered into two natural gas gathering agreements with Nance Petroleum Corporation (Nance), a wholly owned subsidiary of St. Mary Land & Exploration Company (St. Mary). Mr. Robert Nance, an executive officer and shareholder of St. Mary, is also a member of the Board of Directors of the Company. The natural gas gathering agreements with Nance are effective upon completion of certain high and low pressure gathering facilities, which is expected to occur later this year. Bitter Creek estimates capital expenditures related to the completion of the gathering lines and the expansion of its gathering facilities to accommodate the natural gas gathering agreements for the next three years to be approximately $8.5 million in 2004, $2.2 million in 2005 and $2.2 million in 2006. The natural gas gathering agreements are each for a term of 15 years and month-to-month thereafter. Bitter Creek estimates revenues from these contracts for the next three years to be approximately $80,000 in 2004, $1.9 million in 2005 and $3.8 million in 2006.


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

Excluding the asset impairments at pipeline and energy services of $5.3 million (after tax), earnings (loss) from electric, natural gas distribution, and pipeline and energy services are substantially all from regulated operations. Earnings from utility services, natural gas and oil production, construction materials and mining, and independent power production and other are all from nonregulated operations.

The Company's strategy is to apply its expertise in energy and transportation infrastructure industries to increase market share through internal growth along with acquisition of well-managed companies and development of projects that enhance shareholder value and are accretive to earnings per share and returns on invested capital.

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company's equity securities. Net capital expenditures are estimated to be approximately $410 million for 2004.

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

 - The uncertain economic environment and the telecommunications market have been challenging, particularly for the Company's utility services business, which has been subjected to lower margins and decreased workloads. These economic factors have also negatively affected the Company's energy services business.

 - Fidelity continues to seek additional reserve and production growth through acquisition, exploration, development and production of natural gas and oil resources, including the development and production of its coalbed natural gas properties. Future growth is dependent upon success in these endeavors. Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, a number of lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

                                    Three Months    Nine Months
                                       Ended           Ended
                                   September 30,   September 30,
                                    2004    2003    2004    2003
Electric                           $ 5.6  $  6.3  $  9.7  $ 12.9
Natural gas distribution            (3.2)   (2.5)   (2.0)     .4
Utility services                     (.6)    1.7    (4.8)    4.3
Pipeline and energy services        (1.6)    4.6     5.5    14.1
Natural gas and oil production      27.4    16.5    78.8    46.1
Construction materials and mining   34.9    36.1    43.4    41.5
Independent power production
  and other                          9.0     2.6    22.8     9.3
Earnings on common stock           $71.5  $ 65.3  $153.4  $128.6

Earnings per common
  share - basic                    $ .61  $  .58  $ 1.32  $ 1.16

Earnings per common
  share - diluted                  $ .60  $  .58  $ 1.31  $ 1.15

Return on average common equity
  for the 12 months ended                           13.2%   13.4%
________________________________


Three Months Ended September 30, 2004 and 2003

Consolidated earnings for the quarter ended September 30, 2004, increased $6.2 million from the comparable prior period due to higher earnings at the natural gas and oil production and independent power production and other businesses. Decreased earnings at the pipeline and energy services, utility services, construction materials and mining, natural gas distribution and electric businesses partially offset the earnings increase.

Natural gas and oil production earnings increased $10.9 million due to higher average realized natural gas and oil prices, increased natural gas production, partially offset by higher depreciation, depletion and amortization expense and higher general and administrative expenses.

Earnings increased $6.4 million at the independent power production and other businesses due to the effects of changes in foreign currency rates and the value of the embedded derivative in the Brazilian electric power sales contract, lower financing costs, and acquisitions made since the comparable prior period.

Pipeline and energy services experienced a $1.6 million loss compared to $4.6 million in earnings for the comparable prior period due primarily to a $4.0 million (before and after tax) noncash goodwill impairment relating to the Company's cable and pipeline magnetization and location business, as well as a $1.3 million (after tax) adjustment reflecting the reduction in value of certain gathering facilities in the Gulf Coast region. Higher operating expenses and lower average transportation rates also contributed to the unfavorable variance. Partially offsetting the decrease in earnings was higher natural gas volumes transported to storage, increased natural gas transportation volumes on the Grasslands Pipeline and higher gathering rates.

Utility services experienced a $600,000 loss compared to $1.7 million of earnings for the comparable prior period due primarily to lower inside electrical margins and workload, as well as severance-related expenses.

The decrease in construction materials and mining earnings of $1.2 million reflects the effects of wet weather in certain regions, decreased benefits realized from the substantially complete harbor-deepening project in southern California and higher operating costs in Minnesota resulting in lower aggregate margins. Also adding to the decline in earnings were lower construction revenues, slightly lower asphalt volumes and margins and higher fuel costs. Earnings from companies acquired since the comparable prior period and higher ready-mixed concrete volumes and margins partially offset the earnings decrease.

The natural gas distribution business experienced a seasonal loss which was $700,000 higher than the comparable prior period as a result of higher operation and maintenance expenses partially offset by higher retail sales prices, the result of rate increases effective in Minnesota, South Dakota and North Dakota.

Electric earnings decreased $700,000 as a result of lower retail sales volumes, higher operation and maintenance expense, and decreased sales for resale prices and volumes. The seasonal effects of a new rate design for retail customers in North Dakota combined with higher sales to large industrial customers, partially offset the earnings decrease.

Nine Months Ended September 30, 2004 and 2003

Consolidated earnings for the nine months ended September 30, 2004, increased $24.8 million from the comparable prior period due to higher earnings at the natural gas and oil production, independent power production and other, and construction materials and mining businesses. Decreased earnings at the utility services, pipeline and energy services, electric, and natural gas distribution businesses partially offset the earnings increase.

In 2004, the Company resolved federal and related state income tax matters for the 1998 through 2000 tax years. The Company reflected the effects of this tax resolution and, in addition, reversed reserves that had previously been provided and were deemed to be no longer required, which resulted in a benefit of $5.9 million (after-tax), including interest, for the nine months ended September 30, 2004.

Natural gas and oil production earnings increased $32.7 million due to higher average realized natural gas and oil prices, increased natural gas production, and the absence in 2004 of a $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as discussed in Note 14 of Notes to Consolidated Financial Statements. A favorable resolution of federal and related state income tax matters also contributed to the increase in earnings. Higher depreciation, depletion and amortization expense; higher general and administrative expense; and higher interest expense, partially offset the earnings increase.

Earnings increased $13.5 million at the independent power production and other businesses due to changes in value of the embedded derivative in the Brazilian electric power sales contract, lower financing costs and new acquisitions since the comparable prior period, partially offset by the effects of changes in foreign currency rates.

Earnings at the construction materials and mining business increased $1.9 million as a result of higher ready-mixed concrete and asphalt volumes and margins, earnings from companies acquired since the comparable prior period and a favorable resolution of federal and related state income tax matters. Lower aggregate volumes at a large harbor-deepening project in southern California which is now substantially complete, as well as higher general and administrative expenses, partially offset the earnings increase.

Utility services experienced a $4.8 million loss compared to $4.3 million of earnings for the comparable prior period due primarily to lower inside electrical margins and workload, as well as severance-related expenses.

Earnings decreased $8.6 million at the pipeline and energy services business due to a $4.0 million (before and after tax) goodwill impairment and a $1.3 million (after tax) asset valuation adjustment, as previously discussed; lower revenues from traditional off-system transportation services; higher operating expenses; and lower average transportation rates. Higher natural gas transportation volumes on the Grasslands Pipeline, higher natural gas volumes transported into storage and a favorable resolution of federal and related state income tax matters, partially offset the decrease in earnings.

Electric earnings decreased $3.2 million as a result of higher operation and maintenance expense, higher fuel and purchased power-related costs, lower retail sales volumes and increased interest expense. Higher average sales for resale prices, the seasonal effects of the North Dakota rate design, and a favorable resolution of federal and related state income tax matters, partially offset the decrease in earnings.

Natural gas distribution experienced a loss of $2.0 million compared to earnings of $400,000 for the comparable prior period due to higher operation and maintenance expense, lower service and repair margins and lower retail sales volumes. Higher retail sales prices, the result of rate increases effective in South Dakota, Minnesota and North Dakota; and a favorable resolution of federal and related state income tax matters, partially offset the decrease in earnings.

Financial and operating data

The following tables (dollars in millions, where applicable) are key financial and operating statistics for each of the Company's businesses.

Electric
                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003

Operating revenues             $  47.9  $  47.9  $ 134.7 $ 131.7

Operating expenses:
  Fuel and purchased power        16.0     16.1     49.1    44.8
  Operation and maintenance       14.0     12.6     43.5    38.9
  Depreciation, depletion and
    amortization                   5.0      5.1     15.1    15.0
  Taxes, other than income         2.0      1.9      6.2     5.8
                                  37.0     35.7    113.9   104.5

Operating income               $  10.9  $  12.2  $  20.8 $  27.2

Retail sales (million kWh)       595.5    630.2  1,721.9 1,760.0
Sales for resale (million kWh)   190.8    212.7    588.1   587.1
Average cost of fuel and
  purchased power per kWh      $  .019  $  .018  $  .020 $  .018

Natural Gas Distribution
                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003
Operating revenues:
  Sales                        $  31.4  $  26.8  $ 204.9 $ 178.1
  Transportation and other         1.0       .9      3.3     3.0
                                  32.4     27.7    208.2   181.1
Operating expenses:
  Purchased natural gas sold      22.1     18.1    163.1   136.6
  Operation and maintenance       11.3      9.7     36.4    31.4
  Depreciation, depletion and
    amortization                   2.4      2.4      7.0     7.6
  Taxes, other than income         1.3      1.3      4.3     3.9
                                  37.1     31.5    210.8   179.5

Operating income (loss)        $  (4.7) $  (3.8) $  (2.6)$   1.6

Volumes (MMdk):
  Sales                            3.1      3.1     24.9    25.9
  Transportation                   2.7      2.8      9.1     8.8
Total throughput                   5.8      5.9     34.0    34.7

Degree days (% of normal)*         66%      92%      95%    100%
Average cost of natural gas,
  including transportation
  thereon, per dk              $  7.07  $  5.80  $  6.56 $  5.27
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.

Utility Services
                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003

Operating revenues             $ 112.9  $ 116.1  $ 310.4 $ 328.7

Operating expenses:
 Operation and maintenance       106.4    106.5    295.3   300.4
 Depreciation, depletion
   and amortization                2.6      2.6      7.9     7.7
 Taxes, other than income          3.8      3.6     12.2    11.4
                                 112.8    112.7    315.4   319.5

Operating income (loss)        $    .1  $   3.4  $  (5.0)$   9.2


Pipeline and Energy Services
                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003
Operating revenues:
 Pipeline                      $  21.5  $  24.2  $  67.2 $  74.7
 Energy services                  65.5     37.2    189.4   104.1
                                  87.0     61.4    256.6   178.8

Operating expenses:
 Purchased natural gas sold       60.5     36.5    177.1   101.3
 Operation and maintenance        12.0     11.0     37.9    34.8
 Depreciation, depletion
   and amortization                4.1      3.8     13.3    11.2
 Taxes, other than income          1.9      1.4      5.7     4.3
 Asset impairments                 6.1      ---      6.1     ---
                                  84.6     52.7    240.1   151.6

Operating income               $   2.4  $   8.7  $  16.5 $  27.2

Transportation volumes (MMdk):
 Montana-Dakota                    8.2      9.2     24.1    25.6
 Other                            26.4     13.7     60.9    44.3
                                  34.6     22.9     85.0    69.9

Gathering volumes (MMdk)          20.3     18.8     59.6    56.4

Natural Gas and Oil Production
                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003
Operating revenues:
  Natural gas                  $  68.2  $  52.7  $ 203.0 $ 160.5
  Oil                             16.2     12.2     45.4    37.9
  Other                            1.2      ---      2.4      .2
                                  85.6     64.9    250.8   198.6
Operating expenses:
  Purchased natural gas sold       1.1      ---      2.2      .1
  Operation and maintenance:
    Lease operating costs          8.6      8.4     25.4    22.9
    Gathering and transportation   3.4      4.0      8.6    11.1
    Other                          5.4      3.7     17.3    12.5
  Depreciation, depletion
    and amortization              18.1     15.3     52.6    44.6
  Taxes, other than income:
    Production and property
      taxes                        5.6      5.4     16.0    16.0
    Other                           .1       .1       .4      .4
                                  42.3     36.9    122.5   107.6

Operating income               $  43.3  $  28.0  $ 128.3 $  91.0

Production:
  Natural gas (MMcf)            15,074   13,470   44,376  40,367
  Oil (000's of barrels)           455      453    1,362   1,380

Average realized prices
  (including hedges):
   Natural gas (per Mcf)       $  4.52  $  3.91  $  4.58 $  3.98
   Oil (per barrel)            $ 35.74  $ 26.86  $ 33.33 $ 27.48

Average realized prices
  (excluding hedges):
   Natural gas (per Mcf)       $  4.66  $  4.26  $  4.70 $  4.42
   Oil (per barrel)            $ 40.05  $ 27.78  $ 36.05 $ 28.64

Production costs, including
  taxes, per net equivalent Mcf:
    Lease operating costs      $   .49  $   .52  $   .48 $   .47
    Gathering and
      transportation               .19      .25      .16     .23
    Production and property
      taxes                        .31      .33      .31     .33
                               $   .99  $  1.10  $   .95 $  1.03


Construction Materials and Mining

                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003

Operating revenues             $ 486.9  $ 426.5  $ 973.6 $ 811.3

Operating expenses:
  Operation and maintenance      400.5    338.3    820.3   668.9
  Depreciation, depletion
    and amortization              18.5     16.4     51.6    46.6
  Taxes, other than income        10.2      8.5     26.3    19.5
                                 429.2    363.2    898.2   735.0

Operating income               $  57.7  $  63.3  $  75.4 $  76.3

Sales (000's):
  Aggregates (tons)             15,653   14,119   31,647  28,738
  Asphalt (tons)                 3,938    3,647    6,586   5,510
  Ready-mixed concrete
    (cubic yards)                1,426    1,161    3,239   2,588


Independent Power Production and Other

                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,     September 30,
                                  2004     2003     2004    2003

Operating revenues             $  17.4  $  10.1  $  36.3 $  28.1

Operating expenses:
  Operation and maintenance        9.5      4.1     17.7    11.3
  Depreciation, depletion and
    amortization                   2.4      2.1      6.9     6.0
  Taxes, other than income          .6      ---      1.8     ---
                                  12.5      6.2     26.4    17.3

Operating income               $   4.9  $   3.9  $   9.9 $  10.8

Net generation capacity - kW*  279,600  279,600  279,600 279,600
Electricity produced and sold
  (thousand kWh)*               61,877  103,816  177,380 242,410
_____________________
* Excludes equity method investments.
NOTE: The earnings from the Company's equity method investments in Brazil, Trinidad and Tobago, and Hartwell, Georgia were included in other income - net and, thus, are not reflected in the above table.

Amounts presented in the preceding tables for operating revenues, purchased natural gas sold and operation and maintenance expense will not agree with the Consolidated Statements of Income due to the elimination of intersegment transactions. The amounts (dollars in millions) relating to the elimination of intersegment transactions are as follows:
                                  Three Months      Nine Months
                                      Ended            Ended
                                  September 30,    September 30,
                                  2004     2003    2004    2003


Operating revenues             $  65.5  $  38.5  $ 197.2 $ 126.2
Purchased natural gas sold        59.4     34.7    183.8   114.4
Operation and maintenance          6.1      3.8     13.4    11.8

For further information on intersegment eliminations, see Note 15 of Notes to Consolidated Financial Statements.

Three Months Ended September 30, 2004 and 2003

Electric

Electric earnings decreased $700,000 as a result of lower retail sales volumes due primarily to significantly cooler weather in July and August resulting in a 15 percent decrease in residential sales compared to 2003; higher operation and maintenance expense, including increased payroll and benefit-related costs; and a decrease in sales for resale prices and volumes. The seasonal effects of a new rate design for retail customers in North Dakota combined with higher sales to large industrial customers partially offset the decrease in earnings.

Natural Gas Distribution

Seasonal losses at the natural gas distribution business were $700,000 higher than the comparable prior period. Higher operation and maintenance expense, including payroll and benefit-related costs were partially offset by higher retail sales prices, the result of rate increases effective in Minnesota, South Dakota and North Dakota. The pass-through of higher natural gas prices is reflected in the increase in both sales revenues and purchased natural gas sold. For further information on the retail rate increases, see
Note 18 of Notes to Consolidated Financial Statements.

Utility Services

Utility services experienced a $600,000 loss for the third quarter, compared to $1.7 million in earnings for the comparable prior period. Lower inside electrical margins and workload in the Central region and decreased line construction margins in the Rocky Mountain region, as well as severance-related expenses were partially offset by increased line construction margins and workload in the Southwest, Northwest and Central regions, and higher equipment sales.

Pipeline and Energy Services

The pipeline and energy services business experienced a $1.6 million loss for the third quarter of 2004, compared to $4.6 million in earnings for the comparable prior period. The loss was due to a noncash goodwill impairment of $4.0 million (before and after tax) and a $1.3 million (after tax) asset valuation adjustment, as previously discussed. Also contributing to the unfavorable variance were higher operating expenses, including higher payroll and benefit-related costs and increased costs associated with last year's expansion of pipeline and gathering operations; and lower average transportation rates. Higher natural gas volumes transported into storage, and increased natural gas transportation volumes on the Grasslands Pipeline, as well as higher gathering rates, partially offset the decreases. The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of increases in natural gas prices and volumes since the comparable prior period. For further information on the noncash asset impairments, see Notes 11 and 12 of Notes to Consolidated Financial Statements.

Natural Gas and Oil Production

Natural gas and oil production earnings increased $10.9 million due to higher average realized natural gas prices of 16 percent due in part to the Company's ability to access higher-priced markets for much of its operated natural gas production through the Grasslands Pipeline, completed late last year. Increased natural gas production of 12 percent and higher average realized oil prices of 33 percent also added to the increase in earnings. Higher depreciation, depletion and amortization expense due to higher production volumes and higher rates; and increased general and administrative costs, partially offset the earnings increase.

Construction Materials and Mining

Construction materials and mining earnings decreased $1.2 million from the comparable prior period. The effects of wet weather in certain operating regions, decreased benefits realized from the substantially complete harbor-deepening project in southern California and higher operating costs in Minnesota resulted in lower aggregate margins. Also adding to the decline in earnings were lower construction revenues, and slightly lower asphalt volumes and margins at existing operations, as well as higher fuel costs. Partially offsetting the decreases were earnings from companies acquired since the comparable prior period and increased ready-mixed concrete volumes and margins. The increase in revenues and the related increase in operating expense resulted largely from businesses acquired since the comparable prior period.

Independent Power Production and Other

Earnings for the independent power production and other businesses increased $6.4 million due largely to higher net income of $4.9 million from the Company's share of its equity investment in Brazil. The higher net income was due primarily to the effects of changes in foreign currency rates and the value of the embedded derivative in the electric power sales contract, as well as lower financing costs. Earnings from acquisitions made since the comparable period last year also added to the increase. Despite reduced demand at the Colorado electric generation facility related to cool summer weather, domestic operations also contributed to higher earnings. For additional information regarding equity method investments, see
Note 10 of Notes to Consolidated Financial Statements.

Nine Months Ended September 30, 2004 and 2003

Electric

Electric earnings decreased $3.2 million as a result of higher operation and maintenance expense, largely increased payroll-related costs, pension expense and company-owned generation facility maintenance expenses; and higher fuel and purchased power-related costs, including higher demand charges resulting from a scheduled maintenance outage at an electric supplier's generating station. Lower retail sales volumes, as previously discussed, and higher interest expense due to higher average rates, also added to the earnings decrease. Higher average sales for resale prices of 14 percent, the seasonal effects of the rate design in North Dakota and a favorable resolution of federal and related state income tax matters partially offset the earnings decline.

Natural Gas Distribution

The natural gas distribution business experienced a loss of $2.0 million compared to earnings of $400,000 for the comparable prior period. The decrease in earnings was due to higher operation and maintenance expense, largely increased payroll-related and pension expenses; lower service and repair margins; and a 4 percent decrease in retail sales volumes due to weather that was 4 percent warmer than last year. Partially offsetting the earnings decrease were higher retail sales prices, the result of rate increases effective in South Dakota, Minnesota and North Dakota, and a favorable resolution of federal and related state income tax matters. The pass-through of higher natural gas prices is reflected in the increase in both sales revenues and purchased natural gas sold.

Utility Services

Utility services experienced a $4.8 million loss compared to $4.3 million in earnings for the comparable prior period. Lower inside electrical margins due largely to lower than expected results on certain large jobs that are nearly complete and lower workloads, as well as decreased line construction margins in the Central and Rocky Mountain regions were partially offset by increased line construction margins in the Southwest and Northwest regions and higher equipment sales. Also affecting the results were severance-related costs.

Pipeline and Energy Services

Earnings at the pipeline and energy services business decreased $8.6 million due largely to the $4.0 million (before and after tax) noncash goodwill impairment and $1.3 million (after tax) asset valuation adjustment, as previously discussed. Also adding to the earnings decline were lower revenues from traditional off-system transportation services; higher operating expenses, which were partially the result of increased costs associated with last year's expansion of pipeline and gathering operations and higher payroll-related costs; and lower average transportation rates. Higher natural gas transportation volumes on the Grasslands Pipeline, which began providing natural gas transmission service late in 2003; higher natural gas volumes transported into storage; and a favorable resolution of federal and related state income tax matters, partially offset the decrease in earnings. The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of higher natural gas prices and volumes since the comparable prior period.

Natural Gas and Oil Production

Natural gas and oil production earnings increased $32.7 million due to higher average realized natural gas prices of 15 percent due in part to the Company's ability to access higher-priced markets for much of its operated natural gas production through the recently constructed Grasslands Pipeline; higher natural gas production of 10 percent; and the absence in 2004 of a $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as discussed in Note 14 of Notes to Consolidated Financial Statements. Higher average realized oil prices of 21 percent and a favorable resolution of federal and related state income tax matters also contributed to the increase in earnings. Partially offsetting the earnings increase were higher depreciation, depletion and amortization expense due to higher rates and higher natural gas production volumes; higher general and administrative costs; and higher interest expense.

Construction Materials and Mining

The increase in construction materials and mining earnings of $1.9 million reflects higher ready-mixed concrete and asphalt volumes and margins, all at existing operations. Earnings from companies acquired since the comparable prior period and favorable resolution of federal and related state income tax matters also added to the earnings increase. Lower aggregate volumes from the comparable prior period at a large harbor-deepening project in southern California which is now substantially complete, as well as higher general and administrative expenses, partially offset the earnings increase. The increase in revenues and the related increase in operating expense resulted largely from businesses acquired since the comparable prior period.

Independent Power Production and Other

Earnings for the independent power production and other businesses increased $13.5 million due largely to higher net income of $13.1 million from the Company's share of its equity investment in Brazil. The higher net income was due primarily to changes in value of the embedded derivative in the electric power sales contract combined with lower financing costs, largely the result of obtaining low-cost, long-term financing for the operation in mid-2003, partially offset by the effects of changes in foreign currency rates. Acquisitions made since the comparable prior period also added to the increase in earnings. For additional information regarding equity method investments, see Note 10 of Notes to Consolidated Financial Statements.

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

Economic Risks

The Company's natural gas and oil production and pipeline and energy services businesses are dependent on factors including commodity prices, which cannot be predicted or controlled.

These factors include: price fluctuations in natural gas and crude oil prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells. Significant changes in these factors could negatively affect the results of operations and financial condition of the Company's natural gas and oil production business.

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

The uncertain economic environment and challenging telecommunications market may have a general negative impact on the Company's future revenues.

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

Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, a number of lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

The Company's 49 percent equity method investment in a 220-megawatt natural gas-fired electric generation project in Brazil includes an electric power sales contract that contains an embedded derivative. This embedded derivative derives its value from an annual adjustment factor that largely indexes the contract capacity payments to the U.S. dollar. In addition, from time to time, other derivative instruments may be utilized. The valuation of these financial instruments, including the embedded derivative, can involve judgments, uncertainties and the use of estimates. As a result, changes in the underlying assumptions could affect the reported fair value of these instruments. These instruments could recognize financial losses as a result of volatility in the underlying fair values, or if a counterparty fails to perform.

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

The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the wind-powered operation at the independent power production business, affect the price of energy commodities, affect the ability to perform services at the utility services and construction materials and mining businesses and affect ongoing operation and maintenance and construction and drilling activities for the pipeline and energy services and natural gas and oil production businesses. In addition, severe weather can be destructive, causing outages, reduced natural gas and oil production, and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company's results of operations and financial condition.

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

MDU Resources Group, Inc.

- Earnings per common share for 2004, diluted, are projected in the range of $1.70 to $1.85.

- The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 6 percent to 9 percent.

- The Company anticipates investing approximately $410 million in capital expenditures during 2004.

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

- As part of the North Dakota Industrial Commission's Lignite
  Vision 21 project, the Company submitted an air quality permit application in May 2004 to construct a 175-megawatt coal-fired plant at Gascoyne, North Dakota. The air permit application is now under review at the North Dakota Department of Health. This segment is also involved in the review of other potential projects to replace capacity associated with expiring contracts, and to provide for future growth. The costs of building and/or acquiring the additional generating capacity needed by the utility are expected to be recovered in rates.

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

- Montana-Dakota has pending applications with state regulatory authorities in Montana and South Dakota seeking increases in natural gas retail rates of $1.5 million annually and $1.3 million annually, respectively or 1.8 percent and 2.2 percent, respectively above current rates. In addition, Great Plains has filed an application with the state regulatory authority in Minnesota seeking an increase in natural gas rates for $1.4 million annually or 4.0 percent above current rates. While Montana-Dakota and Great Plains believe that they should be authorized to increase retail rates in the amounts requested, there is no assurance that the increases ultimately allowed will be for the full amount requested in each jurisdiction. For further information on the natural gas rate increase applications, see Note 18 of Notes to Consolidated Financial Statements.

Utility services

- Revenues for this segment are expected to be in the range of $380 million to $430 million in 2004.

- This segment anticipates margins for 2004 to be significantly lower than 2003 levels.

- This segment's work backlog as of September 30, 2004, was approximately $220 million compared to $158 million at September 30, 2003.

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

- Transportation rates are expected to decline in 2004 from 2003 levels due to the effects of a Federal Energy Regulatory Commission rate order received in July 2003 and rehearing order received in May 2004.

Natural gas and oil production

- In 2004, the Company expects a combined natural gas and oil production increase of approximately 8 percent over 2003 levels. The decrease from the previously disclosed estimated increase in production of 10 percent is largely due to delays in the receipt of various regulatory approvals, which are affecting producers throughout the Rocky Mountain region. The Company is confident that it will receive such regulatory approvals, but forecasting the timing of such receipt is difficult. Also affecting the revised production forecast to a lesser extent is the recent hurricane activity in the Gulf of Mexico. Currently, this segment's gross operated natural gas production is approximately 140,000 Mcf to 150,000 Mcf per day.

- Natural gas production from operated properties was 74 percent of total natural gas production for the nine months ended September 30, 2004.

- Due to regulatory approval delays encountered and the potential for further delays, the Company is now expecting to drill between 200 and 300 wells in 2004.

- Natural gas prices in the Rocky Mountain region for November through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $4.75 to $5.25 per Mcf. The Company's estimates for natural gas prices on the NYMEX for November through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $5.50 to $6.00 per Mcf. For 2004, the Company expects that more than two-thirds of its natural gas production will be priced using Rocky Mountain or other non-NYMEX prices.

- NYMEX crude oil prices for October through December 2004, reflected in the Company's 2004 earnings guidance, are in the range of $45 to $50 per barrel.

- The Company has hedged a portion of its 2004 natural gas production. The Company has entered into agreements representing approximately 35 percent to 40 percent of 2004 estimated annual natural gas production. The agreements are at various indices/prices and range from a low CIG index of $3.75 to a high NYMEX price of $10.18 per Mcf. CIG is an index pricing point related to Colorado Interstate Gas Co.'s system.

- This segment has hedged a portion of its 2004 oil production.
  The Company has entered into agreements at NYMEX prices with a low of $28.84 and a high of $30.28, representing approximately 25 percent to 30 percent of 2004 estimated annual oil production.

- The Company has hedged a portion of its 2005 estimated natural gas production. The Company has entered into agreements representing approximately 30 percent to 35 percent of its 2005 estimated annual natural gas production. The agreements are at various indices/prices and range from a low Ventura index of $4.75 to a high NYMEX price of $10.18 per Mcf. Ventura is an index pricing point related to Northern Natural Gas Co.'s system.

- This segment has hedged a portion of its 2005 oil production.
  The Company has entered into agreements at NYMEX prices with a low of $30.70 and a high of $52.05 representing approximately 30 percent to 35 percent of its 2005 estimated annual oil production.

Construction materials and mining

- Aggregate volumes in 2004 are expected to be slightly higher than 2003 levels. Ready-mixed concrete volumes are expected to increase by 17 percent to 22 percent, while asphalt volumes are expected to increase 10 percent to 15 percent over 2003.

- Revenues in 2004 are expected to increase by approximately 13 percent to 18 percent over 2003 levels.

- The Company expects that the replacement funding legislation for the Transportation Equity Act for the 21st Century (TEA-21) will be equal to or higher than previous funding levels.

- Work backlog as of mid-October 2004 was approximately $501 million, compared to $425 million at mid-October 2003.

Independent power production and other

- Earnings projections for independent power production and other operations are expected to be in the range of $22 million to $25 million in 2004.

- The Company is constructing a 116-megawatt coal-fired electric generating project near Hardin, Montana. A power sales agreement with Powerex Corp., a subsidiary of BC Hydro, has been secured for the entire output of the plant for a term expiring October 31, 2008, with an option for a two-year extension. The projected on-line date for this plant is late 2005.

New Accounting Standards

In December 2003, the FASB issued FIN 46 (revised), which replaced FIN 46. FIN 46 (revised) shall be applied to all entities subject to FIN 46 (revised) no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 (revised) did not have an effect on the Company's financial position or results of operations.

In January 2004, the FASB issued FSP No. FAS 106-1. FSP No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the 2003 Medicare Act. In May 2004, the FASB issued FSP No. FAS 106-2. The Company elected the one-time deferral of accounting for the effects of the 2003 Medicare Act in the quarter ended March 31, 2004, the first period in which the plan's accounting for the effects of the 2003 Medicare Act normally would have been reflected in the Company's financial statements. During the second quarter of 2004, the Company adopted FSP No. FAS 106-2 retroactive to the beginning of the year. The Company expects to be entitled to some federal subsidy. The expected federal subsidy reduced the accumulated postretirement benefit obligation (APBO) at January 1, 2004, by approximately
$3.2 million, and net periodic benefit cost for 2004 by approximately $285,000 (as compared with the amount calculated without considering the effects of the subsidy). In addition, the Company expects a reduction in future participation in the postretirement plans, which further reduced the APBO at January 1, 2004, by approximately $12.7 million and net periodic benefit cost for 2004 by approximately $1.3 million.

An issue had arisen within the natural gas and oil industry as to whether contractual mineral rights under SFAS No. 142 should be classified as intangible rather than as part of property, plant and equipment. In September 2004, the FASB Staff issued FSP No. 142-2. FSP No. 142-2 does not change the balance sheet classification of drilling and mineral rights of oil and gas producing entities. FSP No. 142-2 did not have an effect on the Company's financial position, results of operations or cash flows.

In April 2004, the FASB issued FSP Nos. FAS 141-1 and FAS 142-1.
The Company adopted FSP Nos. FAS 141-1 and FAS 142-1 in the second quarter of 2004. FSP Nos. FAS 141-1 and FAS 142-1 required reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FSP Nos. FAS 141-1 and FAS 142-1 affected the asset classification in the consolidated balance sheet and associated footnote disclosure only, so the reclassifications did not affect the Company's stockholders' equity, cash flows or results of operations.

In September 2004, the Securities and Exchange Commission issued SAB 106 which is an interpretation regarding the application of SFAS No. 143 by oil and gas producing companies following the full cost accounting method. SAB 106 shall be applied to all entities subject to SAB 106 as of the beginning of the first quarter beginning after October 4, 2004. The adoption of SAB 106 is not expected to have a material effect on the Company's financial position or results of operations.

For further information on FIN 46 (revised), FSP Nos. FAS 106-1 and 106-2, SFAS Nos. 142 and FSP No. 142-2, FSP Nos. FAS 141-1 and FAS 142-1, and SAB 106 see Note 8 of Notes to Consolidated Financial
Statements.

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

Liquidity and Capital Commitments

Cash flows

Operating activities --

Cash flows provided by operating activities in the first nine months of 2004 increased $20.3 million from the comparable 2003 period, the result of an increase in net income of $24.8 million and higher depreciation, depletion and amortization expense of $15.7 million, resulting largely from increased property, plant and equipment balances and asset impairments of $6.1 million. Partially offsetting the increase in cash flows from operating activities were increased earnings, net of distributions, from equity method investments of $15.3 million and the absence in 2004 of the 2003 cumulative effect of an accounting change of $7.6 million.

Investing activities --

Cash flows used in investing activities in the first nine months of 2004 decreased $47.1 million compared to the comparable 2003 period, the result of a decrease in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $89.5 million and an increase in proceeds from notes receivable of $14.2 million, offset in part by an increase in investments of $56.6 million. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $33.1 million and $40.1 million for the first nine months of 2004 and 2003, respectively.

Financing activities --

Cash flows provided by financing activities in the first nine months of 2004 decreased $33.1 million compared to the comparable 2003 period, primarily the result of a decrease in the issuance of long-term debt of $170.8 million. A decrease in repayment of long-term debt of $58.3 million and an increase in the issuance of common stock of $65.2 million, primarily due to net proceeds received from an underwritten public offering, partially offset the decrease in cash provided by financing activities.

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

Capital expenditures

Net capital expenditures, including the issuance of the Company's equity securities in connection with acquisitions, for the first nine months of 2004 were $279.8 million and are estimated to be approximately $410 million for the year 2004. Estimated capital expenditures include those for:

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

Approximately 16 percent of estimated 2004 net capital expenditures are for completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2004 capital expenditures referred to above. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company's equity securities.

The estimated 2004 capital expenditures referred to above include completed 2004 acquisitions involving construction materials and mining businesses in Hawaii, Idaho, Iowa and Minnesota and an independent power production operating and development company in Colorado. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not material to the Company's financial position or results of operations.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at September 30, 2004.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $90 million at September 30, 2004. There were no amounts outstanding under the credit agreement at September 30, 2004. The credit agreement supports the Company's $75 million commercial paper program. Under the Company's commercial paper program, $7.5 million was outstanding at September 30, 2004. The credit agreement expires on July 18, 2006.

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

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $11,000 (after tax) based on September 30, 2004, variable rate borrowings.

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

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at September 30, 2004. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of September 30, 2004, the Company could have issued approximately $323 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 4.7 times for the twelve months ended September 30, 2004 and December 31, 2003. Additionally, the Company's first mortgage bond interest coverage was 6.7 times and 7.4 times for the twelve months ended September 30, 2004 and December 31, 2003, respectively. Common stockholders' equity as a percent of total capitalization (net of long-term debt due within one year) was 63 percent and 60 percent at September 30, 2004 and December 31, 2003, respectively.

Centennial Energy Holdings, Inc.

Centennial has two revolving credit agreements with various banks and institutions that support $325 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at September 30, 2004. Under the Centennial commercial paper program, $89.5 million was outstanding at September 30, 2004. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. One of these credit agreements is for $300 million and expires on August 17, 2007. The other agreement is for $25 million and expires on April 30, 2007. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $384.0 million was outstanding at September 30, 2004. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $134,000 (after tax) based on September 30, 2004, variable rate borrowings. Based on Centennial's overall interest rate exposure at September 30, 2004, this change would not have a material effect on the Company's results of operations or cash flows.

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

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at September 30, 2004. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at September 30, 2004.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at September 30, 2004. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Brazil Generating Facility, as discussed in Note 10 of Notes to Consolidated Financial Statements. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At September 30, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $34.7 million and the scheduled repayment of these borrowings is $10.8 million in 2005, $10.7 million in 2006 and 2007 and $2.5 million in 2008. The individual investor (who through EBX, a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

As of September 30, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately
$331 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

There are no material changes in the Company's contractual obligations relating to long-term debt and operating leases from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's contractual obligations relating to purchase commitments at September 30, 2004, were $634.8 million, compared to purchase commitments of $492.7 million at December 31, 2003. The increase in purchase commitments was primarily due to electric generation construction contracts. At September 30, 2004, the Company's contractual obligations relating to purchase commitments for the twelve months ended September 30 in each of the following years, were as follows:

                2005    2006   2007   2008   2009 Thereafter  Total
                                 (In millions)

Purchase
  commitments  $283.3  $92.3  $51.7  $38.3  $33.9   $135.3   $634.8

In addition to the above obligations, the Company has certain purchase obligations for natural gas connected to its gathering system. These purchases and the resale of the natural gas are at market-based prices. These obligations continue as long as natural gas is produced. However, if the purchase and resale of natural gas become uneconomical, the purchase commitments can be canceled by the Company with 60 days notice. These purchase obligations are currently estimated at approximately $10 million annually.

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

Commodity price risk --

Fidelity utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on its forecasted sales of natural gas and oil production. For more information on commodity price risk, see Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and Notes 9 and 13 of Notes to Consolidated Financial Statements.

The following table summarizes hedge agreements entered into by Fidelity as of September 30, 2004. These agreements call for Fidelity to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2004                $    5.24        3,065      $(3,969)

   Natural gas swap
    agreements maturing
    in 2005                $    5.37        7,750      $(10,118)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2004                $4.58/5.23       2,302      $(2,758)

   Natural gas collar
    agreements maturing
    in 2005                $5.15/6.22      12,775      $(9,403)


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreements
    maturing in 2004       $   29.59          138      $(2,663)

   Oil swap agreement
    maturing in 2005       $   30.70          183      $(2,467)

                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreement
    maturing in 2005       $32.00/36.50       164      $(1,414)

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

MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian Real, including the effects of changes in currency exchange rates with respect to the Brazil Generating Facility's U.S. dollar denominated obligations. At September 30, 2004, these U.S. dollar denominated obligations approximated $73.0 million. If, for example, the value of the Brazilian Real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Brazil Generating Facility, would record a foreign currency loss in net income of approximately $2.8 million (after tax) based on the above U.S. dollar denominated obligations at September 30, 2004.

The investment of Centennial International in the Brazil
Generating Facility at September 30, 2004, was approximately
$19.7 million.

A portion of the Brazil Generating Facility's foreign currency exchange risk is being managed through contractual provisions, which are largely indexed to the U.S. dollar, contained in the Brazil Generating Facility's electric power sales contract. For further information on the Brazil Generating Facility see Note 10 of Notes to Consolidated Financial Statements. The Brazil Generating Facility has also historically used derivative instruments to manage a portion of its foreign currency risk and may utilize such instruments in the future.

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


                    PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In relation to the lawsuits filed in connection with Fidelity's coalbed natural gas development, the cases involving alleged violations of the Federal Clean Water Act have been resolved without a finding that Fidelity is in violation of the Federal Clean Water Act. Fidelity presently has no exposure to penalties, fines or damages for any claims under the Federal Clean Water Act.

The State of North Dakota and the EPA entered into a MOU on February 24, 2004, stating the principles to be used by the State in completing dispersion modeling of air quality in Theodore Roosevelt National Park and other "Class I" areas in North Dakota and Montana.

In April 2004, the Dakota Resource Council filed a petition for review of the MOU with the United States Eighth Circuit Court of Appeals. The Petition was dismissed, without prejudice, in June 2004 upon stipulation of the EPA, the Dakota Resource Council and the State.

For more information on the above legal actions, see Note 19 of Notes to Consolidated Financial Statements, which is incorporated by reference.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2004 and September 30, 2004, the Company issued 26,235 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company in the acquisition of a business acquired by the Company in a prior period. The Common Stock and Rights issued by the Company in these transactions were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.


ITEM 6. EXHIBITS

   10(a)  MDU Resources Group, Inc. Executive Incentive
          Compensation Plan, as amended

   10(b)  Montana-Dakota Executive Incentive Compensation Plan

   10(c)  Performance Share Award Agreement

   10(d) Agreement on Retirement, dated October 4, 2004, between Ronald D. Tipton and the Company

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

                               MDU RESOURCES GROUP, INC.


DATE:  November 5, 2004        BY:  /s/ Martin A. White
                                   Martin A. White
                                   Chairman of the Board, President
                                     and Chief Executive Officer



                               BY: /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Acting Chief Financial Officer



                            EXHIBIT INDEX

Exhibit No.

10(a)   MDU Resources Group, Inc. Executive Incentive Compensation
        Plan, as amended

10(b)   Montana-Dakota Executive Incentive Compensation Plan

10(c)   Performance Share Award Agreement

10(d)   Agreement on Retirement, dated October 4, 2004, between
        Ronald D. Tipton and the Company

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