Form 10-K
period 2004-12-31
MDU RESOURCES GROUP INC
filed 2005-02-23
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2004

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   X .
No __.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004:
$2,822,813,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 17, 2005:
118,292,354 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the Registrant's 2005 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 14 of this Report.

                            CONTENTS

PART I

 Items 1 and 2 -- Business and Properties
   General
   Electric
   Natural Gas Distribution
   Utility Services
   Pipeline and Energy Services
   Natural Gas and Oil Production
   Construction Materials and Mining
   Independent Power Production

 Item 3 --  Legal Proceedings

 Item 4 --  Submission of Matters to a Vote of
            Security Holders

PART II

 Item 5 --  Market for the Registrant's Common Equity,
            Related Stockholder Matters and Issuer
            Purchase of Equity Securities

 Item 6 --  Selected Financial Data

 Item 7 --  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

 Item 7A -- Quantitative and Qualitative Disclosures About
            Market Risk

 Item 8 --  Financial Statements and Supplementary Data

 Item 9 --  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure

 Item 9A -- Controls and Procedures

 Item 9B -- Other Information

PART III

 Item 10 -- Directors and Executive Officers of the
            Registrant

 Item 11 -- Executive Compensation

 Item 12 -- Security Ownership of Certain Beneficial
            Owners and Management and Related Stockholder
            Matters

 Item 13 -- Certain Relationships and Related
            Transactions

 Item 14 -- Principal Accountant Fees and Services

PART IV

 Item 15 -- Exhibits and Financial Statement Schedules

Signatures

Exhibits


                             PART I

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions. In addition to the risk factors and cautionary statements included in this Form 10-K at Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Risk Factors and Cautionary Statements that May Affect Future Results, the following are some other factors that should be considered for a better understanding of the financial condition of MDU Resources Group, Inc. (Company). These other factors may impact the Company's financial results in future periods.

  - Acquisition, disposal and impairments of assets or facilities
  - Changes in operation, performance and construction of plant facilities or other assets
  -  Changes in present or prospective generation
  - The availability of economic expansion or development opportunities
  -  Population growth rates and demographic patterns
  - Market demand for, and/or available supplies of, energy products and services
  - Cyclical nature of large construction projects at certain operations
  -  Changes in tax rates or policies
  -  Unanticipated project delays or changes in project costs
  - Unanticipated changes in operating expenses or capital expenditures
  -  Labor negotiations or disputes
  - Inability of the various contract counterparties to meet their contractual obligations
  - Changes in accounting principles and/or the application of such principles to the Company
  -  Changes in technology
  -  Changes in legal or regulatory proceedings
  - The ability to effectively integrate the operations of acquired companies
  -  Fluctuations in natural gas and crude oil prices
  -  Decline in general economic environment
  -  Changes in governmental regulation
  -  Changes in currency exchange rates
  -  Unanticipated increases in competition
  -  Variations in weather

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

The Company is a diversified natural resource company, which was incorporated under the laws of the state of Delaware in 1924. Its principal executive offices are at the Schuchart Building, 918 East Divide Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 222-7900.

Montana-Dakota Utilities Co. (Montana-Dakota), a public utility division of the Company, through the electric and natural gas distribution segments, generates, transmits and distributes electricity and distributes natural gas in the northern Great Plains. Great Plains Natural Gas Co. (Great Plains), another public utility division of the Company, distributes natural gas in western Minnesota and southeastern North Dakota. These operations also supply related value-added products and services in the northern Great Plains.

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

   Utility Services specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling, and the manufacture and distribution of specialty equipment.

   Centennial Resources owns, builds and operates electric generating facilities in the United States and has investments in domestic and international natural resource-based projects. Electric capacity and energy produced at its power plants are sold primarily under mid- and long-term contracts to nonaffiliated entities.

   Centennial Capital insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property and contract rights. These activities are reflected in the Other category.

As of December 31, 2004, the Company had 8,058 full-time employees with 100 employed at MDU Resources Group, Inc., 903 at Montana-Dakota, 55 at Great Plains, 478 at WBI Holdings, 4,015 at Knife River, 2,414 at Utility Services and 93 at Centennial Resources. The number of employees at certain Company operations fluctuates during the year depending upon the number and size of construction projects. The Company considers its relations with employees to be satisfactory.

At Montana-Dakota and Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of WBI Holdings, 433 and 75 employees, respectively, are represented by the International Brotherhood of Electrical Workers (IBEW).
Labor contracts with such employees are in effect through April 30, 2007 and March 31, 2005, for Montana-Dakota and Williston Basin, respectively. Williston Basin is currently in negotiations with the IBEW relative to its contract.

Knife River has 41 labor contracts that represent 662 of its construction materials employees. Knife River is currently in negotiations on one of its labor contracts.

Utility Services has 69 labor contracts representing the majority of its employees. The majority of the labor contracts contain provisions that prohibit work stoppages or strikes and provide for binding arbitration dispute resolution in the event of an extended disagreement.

The Company's principal properties, which are of varying ages and are of different construction types, are believed to be generally in good condition, are well maintained, and are generally suitable and adequate for the purposes for which they are used.

The financial results and data applicable to each of the Company's business segments as well as their financing requirements are set forth in Item 7 - MD&A and Item 8 --
Financial Statements and Supplementary Data - Note 13 and
Supplementary Financial Information.

The operations of the Company and certain of its subsidiaries are subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations and state hazard communication standards. The Company believes that it is in substantial compliance with these regulations, except as what may be ultimately determined with regard to the Portland, Oregon, Harbor Superfund Site, which is discussed under Items 1 and 2 -- Business and Properties - Construction Materials and Mining - Environmental Matters and in
Item 8 -- Financial Statements and Supplementary Data - Note 18. There are no pending Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) actions for any of the Company's properties, other than the Portland, Oregon, Harbor Superfund Site.

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

This annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company's Web site as soon as reasonably practicable after the Company has filed such reports with the Securities and Exchange Commission (SEC). The Company's Web site address is www.mdu.com. The information available on the Company's Web site is not part of this annual report on Form 10-K.

ELECTRIC

General --

Montana-Dakota provides electric service at retail, serving over 117,000 residential, commercial, industrial and municipal customers located in 177 communities and adjacent rural areas as of December 31, 2004. The principal properties owned by Montana-Dakota for use in its electric operations include interests in seven electric generating stations, as further described under System Supply and System Demand, and approximately 3,100 and 4,200 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. For additional information regarding Montana-Dakota's franchises, see Item 7 -- MD&A - Prospective Information - Electric. As of December 31, 2004, Montana-Dakota's net electric plant investment approximated $292.9 million.

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

The electric operations of Montana-Dakota are subject to regulation by the Federal Energy Regulatory Commission (FERC) under provisions of the Federal Power Act with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, the issuance of securities, accounting and other matters. Retail rates, service, accounting and, in certain instances, security issuances are also subject to regulation by the North Dakota Public Service
Commission (NDPSC), Montana Public Service Commission (MTPSC), South Dakota Public Utilities Commission (SDPUC) and Wyoming
Public Service Commission (WYPSC). The percentage of Montana-Dakota's 2004 electric utility operating revenues by jurisdiction is as follows: North Dakota -- 59 percent; Montana -- 24 percent; South Dakota -- 7 percent and Wyoming -- 10 percent.

System Supply and System Demand --

Through an interconnected electric system, Montana-Dakota serves markets in portions of the following states and major communities -- western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of seven on-line electric generating stations, which have an aggregate turbine nameplate rating attributable to Montana-Dakota's interest of 434,230 kilowatts (kW) and a total summer net capability of 475,000 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone Station and the Coyote Station aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. Three combustion turbine peaking stations supply the balance of Montana-Dakota's interconnected system electric generating capability. Additionally, Montana-Dakota has contracted to purchase through October 31, 2006, 66,400 kW of participation power annually from Basin Electric Power Cooperative for its interconnected system. Montana-Dakota also has an agreement through December 31, 2020, with the Western Area Power Administration (WAPA) to provide federal hydroelectric power to eligible Native American customers on the Fort Peck Indian Reservation. The program provides a credit to the customers for the portion of their power received from the federal hydroelectric system. The associated summer monthly capability from the WAPA agreement is 2,819 kW.

On January 9, 2004, Montana-Dakota entered into a firm capacity contract with a Midwest utility to purchase capacity during certain months of 2004 to 2006. In addition, on January 9, 2004, Montana-Dakota entered into a firm power contract with the Midwest utility to purchase power during certain months of 2006 to 2010. All capacity and power purchases from these contracts were contingent upon the parties securing transmission service for the delivery of capacity and power to Montana-Dakota's customer load. Transmission service was not secured and no capacity or energy was delivered under this contract in 2004. These agreements expired on December 31, 2004.

On July 15, 2004, Montana-Dakota entered into a firm capacity contract to purchase 15 megawatts of capacity and associated energy for the summer of 2005 and 25 megawatts of capacity and associated energy for the summer of 2006 from a neighboring utility.

On October 25, 2004, Montana-Dakota issued a request for proposal for 70 megawatts to 100 megawatts of firm capacity and associated energy for the period of November 1, 2006 through December 31, 2010. Montana-Dakota is currently in the process of evaluating the responses.

The following table sets forth details applicable to the Company's electric generating stations:

                                                      2004 Net
                                                     Generation
                             Nameplate     Summer    (kilowatt-
 Generating                   Rating     Capability   hours in
  Station         Type         (kW)         (kW)      thousands)

North Dakota --
  Coyote*       Steam          103,647      106,750      809,267
  Heskett       Steam           86,000      103,780      613,145
  Williston     Combustion
                  Turbine        7,800        9,600          (75)**
South Dakota --
  Big Stone*    Steam           94,111      103,240      771,679

Montana --
  Lewis & Clark Steam           44,000       52,300      345,857
  Glendive      Combustion
                  Turbine       75,522       75,500        9,689
  Miles City    Combustion
                  Turbine       23,150       23,830        3,311

                               434,230      475,000    2,552,873

-----------------------------
*  Reflects Montana-Dakota's ownership interest.
** Station use, to meet Mid-Continent Area Power Pool's (MAPP) accreditation requirements, exceeded generation.

Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by subsidiaries of Westmoreland Coal Company (Westmoreland). Contracts with Westmoreland for the Coyote, Heskett and Lewis & Clark stations expire in May 2016, December 2005, and December 2007, respectively. The majority of the Big Stone Station's fuel requirements were met with coal supplied by RAG Coal West, Inc. under a contract that expired on December 31, 2004. On July 14, 2004 and July 22, 2004, Montana-Dakota entered into a three-year coal supply agreement with Kennecott Coal Sale Company (Kennecott) and Arch Coal Sales Company (Arch), respectively, to meet the majority of the Big Stone Station's fuel requirements for the years 2005 to 2007, at contracted pricing. The Kennecott and Arch agreements provide for the purchase during 2005, 2006 and 2007 of 500,000, 1.5 million and 1.3 million tons of coal, respectively, from Kennecott and 1.3 million, 500,000 and 500,000 tons of coal, respectively, from Arch.

The Coyote coal supply agreement provides for the purchase of coal necessary to supply the coal requirements of the Coyote Station or 30,000 tons per week, whichever may be the greater quantity at contracted pricing. The maximum quantity of coal during the term of the agreement, and any extension, is 75 million tons. The Heskett coal supply agreement allows for the purchase of coal necessary to supply the coal requirements of the Heskett Station at contracted pricing. The anticipated fuel supply requirement for 2005 is 400,000 tons. The Lewis & Clark coal supply agreement provides for the purchase of coal necessary to supply the coal requirements of the Lewis & Clark Station, at contracted pricing. Montana-Dakota estimates the coal requirement to be in the range of 250,000 to 325,000 tons per contract year.

During the years ended December 31, 2000, through December 31, 2004, the average cost of coal purchased, including freight, per million British thermal units (Btu) at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) in the interconnected system and the average cost per ton, including freight, of the coal purchased was as follows:

Years Ended
December 31,           2004     2003      2002      2001    2000
Average cost of
  coal per
  million Btu        $ 1.08   $ 1.04    $  .98    $  .92  $  .94
Average cost of
  coal per ton       $15.96   $15.22    $14.39    $13.43  $13.68

The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 470,000 kW in August 2003. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2010 will approximate 1.2 percent annually. Montana-Dakota's latest forecast indicates that its kilowatt-hour (kWh) sales growth rate, on a normalized basis, through 2010 will approximate 1.5 percent annually.

Montana-Dakota currently estimates that it has adequate capacity available through existing baseload generating stations, turbine peaking stations and long-term firm purchase contracts to meet the peak demand requirements of its customers through the year 2006. Additional capacity that is needed in 2007, or after, to replace expiring contracts and meet system growth requirements is expected to be met through power contracts and/or building or acquiring an additional 175 megawatts to 200 megawatts of capacity. As part of the North Dakota Industrial Commission's Lignite Vision 21 project, Montana-Dakota submitted an air quality permit application in May 2004 to construct a 175-megawatt coal-fired plant at Gascoyne, North Dakota. The air permit application is under review at the North Dakota Department of Health (North Dakota Health Department). Montana-Dakota also is involved in the review of other potential projects to replace capacity associated with expiring purchased power contracts and to provide for future growth. The costs of building and/or acquiring the additional generating capacity are expected to be recovered in rates.

Montana-Dakota has major interconnections with its neighboring utilities, all of which are MAPP members. Montana-Dakota considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.

Through a separate electric system (Sheridan System), Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date and attributable to Montana-Dakota sales to retail consumers on that system was approximately 52,300 kW and occurred in August 2003.

The Sheridan System is supplied through an interconnection with the PacifiCorp transmission system, under an agreement with Black Hills Power and Light Company (Black Hills Power), as part of a power supply contract through December 31, 2006, which allows for the purchase of up to 55,000 kW of capacity annually. On December 30, 2004, Montana-Dakota entered into a power supply contract with Black Hills Power to purchase up to 74,000 kW of capacity annually during the period January 1, 2007 to December 31, 2016.

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

Montana-Dakota is a member of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). The Midwest ISO is responsible for operational control of the transmission systems of its members. The Midwest ISO agreement permits Montana-Dakota to be a separate transmission pricing zone. The Midwest ISO also provides security center operations and tariff administration.

The Montana legislature passed an electric industry restructuring bill, effective May 2, 1997. The bill provided for full customer choice of electric supplier by July 1, 2002, stranded cost recovery and other provisions. Based on the provisions of such restructuring bill, because Montana-Dakota operates in more than one state, the Company had the option of deferring its transition to full customer choice until 2006. In March 2001, legislation was passed in Montana that delays the restructuring and transition to full customer choice until a time when Montana-Dakota can reasonably implement customer choice in the state of its primary service territory.

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

Although Montana-Dakota is unable to predict the outcome of such regulatory proceedings or legislation, or the extent to which retail competition may occur, Montana-Dakota is continuing to take steps to effectively operate in an increasingly competitive environment. For additional information regarding retail competition, see Item 7 - MD&A - Prospective Information - Electric.

Fuel adjustment clauses contained in North Dakota and South
Dakota jurisdictional electric rate schedules allow
Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (excluding demand charges) on a timely basis. Expedited rate filing procedures in Wyoming allow Montana-Dakota to timely reflect increases or decreases in fuel and purchased power costs. In Montana (24 percent of electric revenues) such cost changes are includable in general rate filings.

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

Montana-Dakota's electric generating facilities have Title V Operating Permits, under the Clean Air Act, issued by the states in which it operates. Each of these permits has a five-year life. Three permits have expired with a fourth expiring on April 1, 2005. Montana-Dakota has submitted applications for renewal on all four permits within the required time frames, and as a result, all the expired permits remain valid. State water discharge permits issued under the requirements of the Clean Water Act are maintained for power production facilities located on the Yellowstone and Missouri Rivers. These permits also have a five-year life with the first permit expiring on November 30, 2005. Montana-Dakota renews these permits as necessary prior to expiration. Other permits held by these facilities may include an initial siting permit, which is typically a one-time, preconstruction permit issued by the state; state permits to dispose of combustion by-products; state authorizations to withdraw water for operations; and U.S. Army Corps of Engineers (Army Corps) permits to construct water intake structures. Montana-Dakota's Army Corps permits grant one-time permission to construct and do not require renewal. Other permit terms vary, and the permits are renewed as necessary.

Montana-Dakota's electric operations are conditionally exempt small-quantity hazardous waste generators and subject only to minimum regulation under the Resource Conservation and Recovery Act (RCRA). Montana-Dakota routinely handles polychlorinated biphenyls (PCBs) from its electric operations in accordance with federal requirements. PCB storage areas are registered with the EPA as required.

Montana-Dakota did not incur any material environmental expenditures in 2004 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007. For matters involving Montana-Dakota and the North Dakota Health Department and a related matter involving the Dakota Resource Council, see
Item 3 -- Legal Proceedings.

NATURAL GAS DISTRIBUTION

General --

Montana-Dakota sells natural gas at retail, serving over 223,000 residential, commercial and industrial customers located in 142 communities and adjacent rural areas as of December 31, 2004, and provides natural gas transportation services to certain customers on its system. Great Plains sells natural gas at retail, serving over 22,000 residential, commercial and industrial customers located in 19 communities and adjacent rural areas as of December 31, 2004, and provides natural gas transportation services to certain customers on its system. These services for the two public utility divisions are provided through distribution systems aggregating approximately 5,200 miles. Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. For additional information regarding Montana-Dakota's and Great Plains' franchises, see Item 7 -
MD&A - Prospective Information - Natural gas distribution. As of December 31, 2004, Montana-Dakota's and Great Plains' net natural gas distribution plant investment approximated $151.6 million.

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

The natural gas distribution operations of Montana-Dakota are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC regarding retail rates, service, accounting and, in certain instances, security issuances. The natural gas distribution operations of Great Plains are subject to regulation by the NDPSC and Minnesota Public Utilities Commission (MPUC) regarding retail rates, service, accounting and, in certain instances, security issuances. The percentage of Montana-Dakota's and Great Plains' 2004 natural gas utility operating revenues by jurisdiction is as follows: North Dakota -- 40 percent; Minnesota -- 10 percent; Montana -- 25 percent; South Dakota -- 19 percent and Wyoming -- 6 percent.

System Supply, System Demand and Competition --

Montana-Dakota and Great Plains serve retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of the following states and major communities -- North Dakota, including Bismarck, Dickinson, Wahpeton, Williston, Minot and Jamestown; western Minnesota, including Fergus Falls, Marshall and Crookston; eastern Montana, including Billings, Glendive and Miles City; western and north-central South Dakota, including Rapid City, Pierre and Mobridge; and northern Wyoming, including Sheridan. These markets are highly seasonal and sales volumes depend largely on the weather, the effects of which are mitigated in certain jurisdictions by a Distribution Delivery Stabilization Mechanism discussed in Regulatory Matters.

The following table reflects this segment's natural gas sales, natural gas transportation volumes and degree days as a percentage of normal during the last five years:

Years Ended
December 31,              2004*   2003*    2002*    2001*    2000**
                                 Mdk (thousands of decatherms)
Sales:
  Residential           20,303  21,498   21,893   20,087   20,554
  Commercial            14,598  15,537   16,044   14,661   14,590
  Industrial             1,706   1,537    1,621    1,731    1,451
    Total               36,607  38,572   39,558   36,479   36,595
Transportation:
  Commercial             1,702   1,528    1,849    1,847    2,067
  Industrial            12,154  12,375   11,872   12,491   12,247
    Total               13,856  13,903   13,721   14,338   14,314
Total Throughput        50,463  52,475   53,279   50,817   50,909

Degree days ***
  (% of normal)           90.7%   97.3%   101.1%    94.5%   100.4%

-----------------------------
 * Includes Great Plains.
** Sales and transportation volumes for Great Plains are for the period July through December 2000. Degree days exclude Great
   Plains.
***Degree days are a measure of daily temperature-related demand for energy for heating.

Competition in varying degrees exists between natural gas and other fuels and forms of energy. Montana-Dakota and Great Plains have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial loads. Certain of these services include transportation under flexible rate schedules whereby Montana-Dakota's and Great Plains' interruptible customers can avail themselves of the advantages of open access transportation on regional transmission pipelines, including the system of Williston Basin, Northern Natural Gas Company and Viking Gas Transmission Company. These services have enhanced Montana-Dakota's and Great Plains' competitive posture with alternate fuels, although certain of Montana-Dakota's customers have bypassed the respective distribution systems by directly accessing transmission pipelines located within close proximity. These bypasses did not have a material effect on results of operations.

Montana-Dakota and Great Plains obtain their system requirements directly from producers, processors and marketers. Such natural gas is supplied by a portfolio of contracts specifying market-based pricing, and is transported under transportation agreements by Williston Basin, Kinder Morgan, Inc., South Dakota Intrastate Pipeline Company, Northern Border Pipeline Company, Viking Gas Transmission Company and Northern Natural Gas Company to provide firm service to their customers. Montana-Dakota has also contracted with Williston Basin to provide firm storage services that enable Montana-Dakota to meet winter peak requirements as well as allow it to better manage its natural gas costs by purchasing natural gas at more uniform daily volumes throughout the year. Demand for natural gas, which is a widely traded commodity, is sensitive to seasonal heating and industrial load requirements as well as changes in market price. Montana-Dakota and Great Plains believe that, based on regional supplies of natural gas and the pipeline transmission network currently available through its suppliers and pipeline service providers, supplies are adequate to meet their system natural gas requirements for the next five years.

Regulatory Matters --

On September 7, 2004, Great Plains filed an application with the MPUC for a natural gas rate increase. Great Plains had requested a total of $1.4 million annually or 4.0 percent above current rates. Great Plains also requested an interim increase of $1.4 million annually. On November 23, 2004, the MPUC issued an Order setting interim rates of $1.4 million annually effective with service rendered on or after January 10, 2005, subject to refund. A final order from the MPUC is expected in late 2005.

On June 7, 2004, Montana-Dakota filed an application with the SDPUC for a natural gas rate increase for the Black Hills service area. Montana-Dakota requested a total of $1.3 million annually or 2.2 percent above current rates. On November 15, 2004, Montana-Dakota and the SDPUC Staff filed a Settlement Stipulation with the SDPUC agreeing to an increase of $670,000 annually, or
1.4 percent. On November 30, 2004, the SDPUC approved the Settlement Stipulation effective with service rendered on or after December 1, 2004.

On April 1, 2004, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total of $1.5 million annually or 1.8 percent above current rates. On January 14, 2005, Montana-Dakota and the Montana Consumer Counsel filed a Stipulation with the MTPSC agreeing to an increase of $125,000 annually to be effective with service rendered on or after February 1, 2005. On January 25, 2005, the MTPSC passed a Motion approving the Stipulation.

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

Montana-Dakota's North Dakota and South Dakota-Black Hills area gas tariffs contain a Distribution Delivery Stabilization Mechanism applicable to the firm rate schedules to correct for the over/under collection of distribution delivery charge revenues due to weather fluctuations during the billing period from November 1 through May 1.

Environmental Matters --

Montana-Dakota's and Great Plains' natural gas distribution operations are subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations.
Montana-Dakota and Great Plains believe they are in substantial compliance with those regulations.

Montana-Dakota's and Great Plains' operations are conditionally exempt small-quantity hazardous waste generators and subject only to minimum regulation under the RCRA. Montana-Dakota and Great Plains routinely handle PCBs from their natural gas operations in accordance with federal requirements. PCB storage areas are registered with the EPA as required.

Montana-Dakota and Great Plains did not incur any material environmental expenditures in 2004 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007.

UTILITY SERVICES

General --

Utility Services specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling, and the manufacture and distribution of specialty equipment. These services are provided to utilities and large manufacturing, commercial, government and institutional customers.

Construction and maintenance crews are active year round.
However, activity in certain locations may be seasonal in nature due to the effects of weather.

Utility Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2004, Utility Services owned or leased offices in 14 states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. At December 31, 2004, Utility Services' net plant investment was approximately $43.3 million.

Utility Services' backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that it expects to provide under other master agreements. The backlog at December 31, 2004, was approximately $238 million compared to $148 million at December 31, 2003. Utility Services expects to complete a significant amount of this backlog during the year ending December 31, 2005. Due to the nature of its contractual arrangements, in many instances Utility Services' customers are not committed to the specific volumes of services to be purchased under a contract, but rather Utility Services is committed to perform these services if and to the extent requested by the customer. The customer is, however, obligated to obtain these services from Utility Services if they are not performed by the customer's employees. Therefore, there can be no assurance as to the customer's requirements during a particular period or that such estimates at any point in time are predictive of future revenues.

This industry is experiencing a shortage of lineworkers in certain areas. Utility Services works with the National
Electrical Contractors Association and the IBEW on hiring and recruiting qualified lineworkers.

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

Utilities and independent contractors represent the largest customer base for this segment. Accordingly, utility and sub-contract work accounts for a significant portion of the work performed by Utility Services and the amount of construction contracts is dependent to a certain extent on the level and timing of maintenance and construction programs undertaken by customers. Utility Services relies on repeat customers and strives to maintain successful long-term relationships with these customers.

Environmental Matters --

Utility Services' operations are subject to regulation customary for the industry, including federal, state and local environmental compliance. Utility Services believes it is in substantial compliance with these regulations.

The nature of Utility Services' operations is such that few, if any, environmental permits are required. Operational convenience supports the use of petroleum storage tanks in several locations, which are permitted under state programs authorized by the EPA. Utility Services currently has no ongoing remediation related to releases from petroleum storage tanks. Utility Services operations are conditionally exempt small-quantity waste generators, subject to minimal regulation under the RCRA.
Federal permits for specific construction and maintenance jobs that may require these permits are typically obtained by the hiring entity, and not by Utility Services.

Utility Services did not incur any material environmental expenditures in 2004 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007.

PIPELINE AND ENERGY SERVICES

General --

Williston Basin, the principal regulated business of WBI Holdings, owns and operates over 3,700 miles of transmission, gathering and storage lines and owns or leases and operates 26 compressor stations located in the states of Montana, North Dakota, South Dakota and Wyoming. Three underground storage fields located in Montana and Wyoming provide storage services to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability.
Williston Basin's system is strategically located near five natural gas producing basins, making natural gas supplies available to Williston Basin's transportation and storage customers. The system has 11 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. At December 31, 2004, Williston Basin's net plant investment was approximately $215.8 million. Under the Natural Gas Act, as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters.

WBI Holdings, through its nonregulated pipeline business, owns and operates gathering facilities in Colorado, Kansas, Montana and Wyoming. A one-sixth interest in the assets of various offshore gathering pipelines and associated onshore pipeline and related processing facilities also is owned by WBI Holdings. These facilities include over 1,600 miles of field gathering lines and 79 owned or leased compression facilities, some of which interconnect with Williston Basin's system. In addition, WBI Holdings provides installation sales and/or leasing of alternate energy delivery systems, primarily propane air facilities, as well as providing energy efficiency product sales and installation services to large end users.

WBI Holdings, through its energy services businesses, provides natural gas purchase and sales services to local distribution companies, producers, other marketers and a limited number of large end users, primarily using natural gas produced by the Company's natural gas and oil production segment. Certain of the services are provided based on contracts that call for a determinable quantity of natural gas. WBI Holdings currently estimates that it can adequately meet the requirements of these contracts. WBI Holdings transacts a significant portion of its business in the northern Great Plains and Rocky Mountain regions of the United States.

Another energy services business owned by WBI Holdings is Innovatum, Inc. (Innovatum), a cable and pipeline magnetization and locating company. Innovatum provides products and services that assist the natural gas and oil and telecommunication industries with accurate location and tracking of submerged pipelines and cables on a worldwide basis. Additionally, Innovatum manufactures and resells a line of terrestrial, hand-held locators that are used for locating and identifying underground objects. Innovatum has developed a hand-held locating device that can detect both magnetic and plastic materials. One of the possible uses for this product would be in the detection of unexploded ordnance.

System Demand and Competition --

Williston Basin competes with several pipelines for its customers' transportation, storage and gathering business and at times may discount rates in an effort to retain market share. However, the strategic location of Williston Basin's system near five natural gas producing basins and the availability of underground storage and gathering services provided by Williston Basin and affiliates along with interconnections with other pipelines serve to enhance Williston Basin's competitive position.

Although a significant portion of Williston Basin's firm customers, which include Montana-Dakota, serve relatively secure residential and commercial end users, virtually all have some price-sensitive end users that could switch to alternate fuels.

Williston Basin transports substantially all of Montana-Dakota's natural gas, utilizing firm transportation agreements, which at December 31, 2004, represented 68 percent of Williston Basin's currently subscribed firm transportation capacity. In October 2001, Montana-Dakota executed a firm transportation agreement with Williston Basin for a term of five years expiring in June 2007. In addition, in July 1995, Montana-Dakota entered into a 20-year contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.

System Supply --

Williston Basin's underground storage facilities have a certificated storage capacity of approximately 353 billion cubic feet (Bcf), including 193 Bcf of working gas capacity, 85 Bcf of cushion gas and 75 Bcf of native gas. The native gas includes an estimated 29 Bcf of recoverable gas. Williston Basin's storage facilities enable its customers to purchase natural gas at more uniform daily volumes throughout the year and, thus, facilitate meeting winter peak requirements.

Natural gas supplies from certain traditional regional sources have declined during the past several years and such declines are anticipated to continue. As a result, Williston Basin anticipates that a potentially significant amount of the future supply needed to meet its customers' demands will come from non-traditional, off-system sources. The Company's coalbed natural gas assets in the Powder River Basin are expected to meet some of these supply needs. For additional information regarding coalbed natural gas legal proceedings, see Item 3 -- Legal Proceedings and Item 7 - MD&A - Risk Factors and Cautionary Statements that May Affect Future Results - Environmental and Regulatory Risks. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Williston Basin will continue to look for opportunities to increase transportation, gathering and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide substantial future benefits.

Regulatory Matters and Revenues Subject to Refund --

In December 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. In July 2003, the FERC issued its Order on Initial Decision. The Order on the Initial Decision affirmed the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there are other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. On May 11, 2004, the FERC issued an Order on Rehearing and Compliance and Remanding Certain Issues for Hearing (Order on Rehearing). The Order on Rehearing denied rehearing on all of the issues addressed by Williston Basin in its August 2003 request for rehearing except for the issue of the proper rate to utilize for transmission system negative salvage expenses. In addition, the FERC remanded the issues regarding certain service and annual demand quantity restrictions to an ALJ for resolution. On June 14, 2004, Williston Basin requested clarification of a few of the issues addressed in the Order on Rehearing including determinations associated with cost of service and cost allocation, as discussed in the FERC's Order on Rehearing. On June 14, 2004, Williston Basin also made its filing to comply with the requirements of the various FERC orders in this proceeding. Williston Basin is awaiting a decision from the FERC on Williston Basin's compliance filing and clarification request but is unable to predict the timing of the FERC's decision. Williston Basin participated in a hearing before the ALJ in early January 2005, regarding the matters remanded to the ALJ by the FERC in its Order on Rehearing and an order on these matters is expected in 2005.

A liability has been provided for a portion of the revenues that have been collected subject to refund with respect to Williston Basin's pending regulatory proceeding. Williston Basin believes that the liability is adequate based on its assessment of the ultimate outcome of the proceeding.

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

Detailed environmental assessments are included in the FERC's permitting processes for both the construction and abandonment of Williston Basin's natural gas transmission pipelines and storage facilities.

WBI Holdings' pipeline and energy services' operations did not incur any material environmental expenditures in 2004 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007.

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

Fidelity owns in fee or holds natural gas leases for the properties it operates in Colorado, Montana, North Dakota and Wyoming. These rights are in the Bonny Field located in eastern Colorado, the Cedar Creek Anticline in southeastern Montana and southwestern North Dakota, the Bowdoin area located in north-central Montana and in the Powder River Basin of Montana and Wyoming. Natural gas production from operated properties was 74 percent of total natural gas production for the year ended December 31, 2004.

Fidelity continues to seek additional reserve and production growth opportunities through the direct acquisition of producing properties, acquisition of exploration and development leaseholds and acreage and through exploratory drilling opportunities, as well as development of its existing properties. Future growth is dependent upon its success in these endeavors.

Operating Information --

Information on natural gas and oil production, average realized prices and production costs per net equivalent Mcf related to natural gas and oil interests for 2004, 2003 and 2002, are as follows:

                                          2004     2003     2002
Natural Gas:
  Production (MMcf)                     59,750   54,727   48,239
  Average realized price
  (including hedges)                    $ 4.69   $ 3.90   $ 2.72
  Average realized price
  (excluding hedges)                    $ 4.90   $ 4.28   $ 2.54
Oil:
  Production (000's of barrels)          1,747    1,856    1,968
  Average realized price
  (including hedges)                    $34.16   $27.25   $22.80
  Average realized price
  (excluding hedges)                    $37.75   $28.42   $23.26
Production costs, including taxes,
  per net equivalent Mcf:
    Lease operating costs               $  .47   $  .48   $  .46
    Gathering and transportation           .17      .22      .20
    Production and property taxes          .32      .32      .21

                                        $  .96   $ 1.02   $  .87

Well and Acreage Information --

Gross and net productive well counts and gross and net developed and undeveloped acreage related to interests at December 31, 2004, are as follows:

                                                   Gross      Net
Productive Wells:
  Natural Gas                                      2,975    2,419
  Oil                                              2,223      123
    Total                                          5,198    2,542
Developed Acreage (000's)                            791      350
Undeveloped Acreage (000's)                        1,391      614

Exploratory and Development Wells --

The following table reflects activities relating to Fidelity's natural gas and oil wells drilled and/or tested during 2004, 2003 and 2002:

              Net Exploratory             Net Development
       Productive Dry Holes Total   Productive Dry Holes Total   Total
2004            1         4     5          230        20   250     255
2003           10         2    12          274         2   276     288
2002            4       ---     4          201       ---   201     205

At December 31, 2004, there were 147 gross wells in the process of drilling or under evaluation, 144 of which were development wells and three of which were exploratory wells. These wells are not included in the previous table. Fidelity expects to complete drilling and testing the majority of these wells within the next 12 months.

Competition --

The natural gas and oil industry is highly competitive. Fidelity competes with a substantial number of major and independent natural gas and oil companies in acquiring producing properties and new leases for future exploration and development, and in securing the equipment and expertise necessary to develop and operate its properties. Many of Fidelity's competitors have greater financial and operational resources than Fidelity.

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

In connection with the development of coalbed natural gas properties, certain capital expenditures were incurred related to water handling. For 2004, capital expenditures for water handling in compliance with current laws and regulations were approximately $400,000 and are estimated to be less than $3.5 million in 2005 and less than $3.0 million per year for 2006 and 2007. For information regarding coalbed natural gas legal proceedings, see Item 3 -- Legal Proceedings, Item 7 - MD&A - Risk Factors and Cautionary Statements that May Affect Future Results - Environmental and Regulatory Risks and Item 8 -- Financial Statements and Supplementary Data - Note 18.

Reserve Information --

Fidelity's recoverable proved developed and undeveloped natural gas and oil reserves approximated 453.2 Bcf and 17.1 million barrels, respectively, at December 31, 2004.

For additional information related to natural gas and oil interests, see Item 8 -- Financial Statements and Supplementary
Data - Note 1 and Supplementary Financial Information.

CONSTRUCTION MATERIALS AND MINING

General --

Knife River operates construction materials and mining businesses in Alaska, California, Hawaii, Idaho, Iowa, Minnesota, Montana, North Dakota, Oregon, Texas and Wyoming. These operations mine, process and sell construction aggregates (crushed stone, sand and gravel) and supply ready-mixed concrete for use in most types of construction, including homes, schools, shopping centers, office buildings and industrial parks as well as roads, freeways and bridges.

In addition, certain operations produce and sell asphalt for various commercial and roadway applications. Although not common to all locations, other products include the sale of cement, various finished concrete products and other building materials and related construction services.

During 2004, the Company acquired several construction materials and mining businesses with operations in Hawaii, Idaho, Iowa and Minnesota. None of these acquisitions were individually material to the Company.

Knife River's construction materials business has continued to grow since its first acquisition in 1992. Knife River continues to investigate the acquisition of other construction materials properties, particularly those relating to sand and gravel aggregates and related products such as ready-mixed concrete, asphalt and various finished aggregate products.

Knife River's construction materials business has benefited from the Transportation Equity Act for the 21st Century (TEA-21). TEA-21 expired on September 30, 2003; however, funding is currently being provided under an extension of TEA-21 that expires on May 31, 2005. Although it is difficult to predict the outcome of legislation regarding federal highway construction funding that is anticipated to replace TEA-21, Knife River expects replacement funding to be equal to or higher than TEA-21.

The construction materials business had approximately $426 million in backlog at December 31, 2004, compared to $332 million at December 31, 2003. The Company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2005.

Competition --

Knife River's construction materials products are marketed under highly competitive conditions. Because there are generally no measurable product differences in the market areas in which Knife River conducts its construction materials businesses, price is the principal competitive force to which these products are subject, with service, delivery time and proximity to the customer also being significant factors. The number and size of competitors varies in each of Knife River's principal market areas and product lines.

The demand for construction materials products is significantly influenced by the cyclical nature of the construction industry in general. In addition, construction materials activity in certain locations may be seasonal in nature due to the effects of weather. The key economic factors affecting product demand are changes in the level of local, state and federal governmental spending, general economic conditions within the market area that influence both the commercial and private sectors, and prevailing interest rates.

Knife River is not dependent on any single customer or group of customers for sales of its construction materials products, the loss of which would have a materially adverse effect on its construction materials businesses.

Reserve Information --

Reserve estimates are calculated based on the best available data. These data are collected from drill holes and other subsurface investigations, as well as investigations of surface features like mine highwalls and other exposures of the aggregate reserves. Mine plans, production history and geologic data also are utilized to estimate reserve quantities. Most acquisitions are made of mature businesses with established reserves, as distinguished from exploratory type properties.

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

Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 1.1 billion tons of the 1.3 billion tons of aggregate reserves are permitted reserves. The remaining reserves are on properties that we expect will be permitted for mining under current regulatory requirements. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life (years remaining) anticipates, based on Knife River's experience, that leases will be renewed to allow sufficient time to fully recover these reserves. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The years remaining were calculated by dividing remaining reserves by current year sales. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease as of December 31, 2004, and sales as of and for the years ended
December 31, 2004, 2003 and 2002:


                 Number         Number
                of Sites        of Sites                           Estimated                 Reserve
Production  (Crushed Stone)  (Sand & Gravel)  Tons Sold (000's)     Reserves      Lease       Life
  Area        owned leased   owned  leased   2004   2003   2002   (000's tons)  Expiration   (years)


Central MN     ---     1       52     60    6,429  6,265  6,236     112,668      2005-2028      18

Portland, OR     1     4        5      3    5,821  4,610  4,186     271,826      2005-2055      47

Northern CA      1   ---        7      1    3,699  3,907  3,430      58,269           2046      16

Southwest OR     3     6       11      3    3,405  3,360  2,812     103,990      2005-2031      31

Eugene, OR       3     3        4      2    2,003  1,442  2,724     185,651      2006-2046      93

Hawaii         ---     6      ---    ---    2,460  2,134  2,688      77,170      2011-2037      31

Central MT     ---   ---        5      1    2,555  2,667  2,463      37,440      2011-2023      15

Anchorage, AK  ---   ---        1    ---    1,473  1,610  1,719      23,280            N/A      16

Northwest MT   ---   ---        8      5    1,810  1,413  1,260      29,886      2005-2020      17

Southern CA    ---     2      ---    ---      518  1,945  1,247      95,809           2035     185

Bend, OR/
 Boise, ID       1     2        4      1    1,678    857  1,030      78,454      2010-2012      47

Northern MN      2   ---       21     20      853    873    559      33,825      2005-2016      40

Northern IA/
 Southern MN    18    10        8     26    1,370    ---    ---      70,838      2005-2017      52

North/South
 Dakota        ---   ---        2     59      965    704    ---      59,192      2005-2031      61

Eastern TX     ---     3      ---      3    1,067    449    ---      18,215      2005-2012      17

Casper, WY     ---   ---      ---      1      291    172     61         985           2006       3

Sales from
  other sources                             7,047  6,030  4,663         ---
                                           43,444 38,438 35,078   1,257,498

The 1.3 billion tons of estimated aggregate reserves at December 31, 2004, is comprised of 562 million tons that are owned and 696 million tons that are leased. The leases have various expiration dates ranging from 2005 to 2055.
Approximately 58 percent of the tons under lease have lease expiration dates of 20 years or more. The weighted average years remaining on all leases containing estimated probable aggregate reserves is approximately 23 years, including options for renewal that are at Knife River's discretion. Based on 2004 sales from leased reserves, the average time necessary to produce remaining aggregate reserves from such leases is approximately 46 years.

The following table summarizes Knife River's aggregate reserves at December 31, 2004, 2003 and 2002 and reconciles the changes between these dates:

                                2004          2003         2002
                                       (000's of tons)
Aggregate Reserves:
  Beginning of year        1,181,413     1,110,020    1,065,330
  Acquisitions               115,965       109,362       72,808
  Sales volumes*             (36,397)      (32,408)     (30,415)
  Other                       (3,483)       (5,561)       2,297
  End of year              1,257,498     1,181,413    1,110,020

-----------------------------
* Excludes sales from other sources.

Lignite Deposits --

The Company has lignite deposits and leases at its former Gascoyne Mine site in North Dakota. These lignite deposits are currently not being mined and are not associated with an operating mine. The lignite deposits are of a high moisture content and it is not economical to mine and ship the lignite to other distant markets. However, should a power plant be constructed near the area, the Company may have the opportunity to participate in supplying lignite to fuel a plant. As of December 31, 2004, Knife River had under ownership or lease, deposits of approximately 11.4 million tons of recoverable lignite coal.

Environmental Matters --

Knife River's construction materials and mining operations are subject to regulation customary for such operations, including federal, state and local environmental compliance and reclamation regulations. Except as what may be ultimately determined with regard to the Portland, Oregon, Harbor Superfund Site issue described below, Knife River believes it is in substantial compliance with these regulations.

Knife River's asphalt and ready-mixed concrete manufacturing plants and aggregate processing plants are subject to Clean Air Act and Clean Water Act requirements for controlling air emissions and water discharges. Some mining and construction activities also are subject to these laws. In the states where Knife River operates, these regulatory programs have been delegated to state and local regulatory authorities. Knife River's facilities also are subject to RCRA as it applies to underground storage tanks and the management of petroleum hydrocarbon products and wastes. These programs also have generally been delegated to the state and local authorities in the states where Knife River operates. No specific permits are required but Knife River's facilities must comply with requirements for managing petroleum hydrocarbon products and wastes.

Some Knife River activities are directly regulated by federal agencies. For example, gravel bar skimming and deep water dredging operations are subject to provisions of the Clean Water Act that are administered by the Army Corps. Knife River operates nine gravel bar skimming operations and one deep water dredging operation in Oregon, all of which are subject to Army Corps permits as well as state permits. The expiration dates of these permits vary, with five years generally being the longest term. None of these in-water mining operations are included in Knife River's aggregate reserve numbers.

Knife River's operations also are occasionally subject to the Endangered Species Act (ESA). For example, land use regulations often require environmental studies, including wildlife studies before a permit may be granted for a new or expanded mining facility. If endangered species or their habitats are identified, ESA requirements for protection, mitigation or avoidance apply. Endangered species protection requirements are usually included as part of land use permit conditions. Typical conditions include avoidance, setbacks, restrictions on operations during certain times of the breeding or rearing season, and construction or purchase of mitigation habitat. Knife River's operations also are subject to state and federal cultural resources protection laws when new areas are disturbed for mining operations. Mining permit applications generally require that areas proposed for mining be surveyed for cultural resources. If any are identified, they must be protected or managed in accordance with regulatory agency requirements.

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

Knife River's Gascoyne surface coal mine last produced coal in 1995 but continues to be subject to reclamation requirements of the Surface Mining Control and Reclamation Act (SMCRA), as well as the North Dakota Surface Mining Act. Much of the property formerly occupied by the mine remains under reclamation bond pending completion of the 10-year revegetation liability period under SMCRA.

Knife River did not incur any material environmental expenditures in 2004 and, except as what may be ultimately determined with regard to the issue described below, Knife River does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007.

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

INDEPENDENT POWER PRODUCTION

General --

Centennial Resources owns, builds and operates electric generating facilities in the United States and has investments in domestic and international natural resource-based projects.
Electric capacity and energy produced at its power plants are sold primarily under mid- and long-term contracts to nonaffiliated entities.

Competition --

Centennial Resources encounters competition in the development of new electric generating plants and the acquisition of existing generating facilities, as well as operation and maintenance services. Competitors include other non-utility generators, regulated utilities, nonregulated subsidiaries of regulated utilities and other energy service companies as well as financial investors. Competition for power sales agreements may reduce power prices in certain markets. Factors for competing in the power production industry include having a balanced portfolio of generating assets, fuel types, customers and power sales agreements and maintaining low production costs.

Domestic:

Centennial Power, Inc. (Centennial Power), an indirect wholly owned subsidiary of the Company, owns 213 megawatts of natural gas-fired electric generating facilities (Brush Generating Facility) near Brush, Colorado. These facilities were purchased in November 2002. Ninety-five percent of the Brush Generating Facility's output is sold to Public Service of Colorado (PSCO), a wholly owned subsidiary of Xcel Energy, under two power purchase contracts that expire in October 2005 and September 2012, respectively. The Brush Generating Facility is operated by Colorado Energy Management (CEM), an indirect wholly owned subsidiary of the Company. PSCO is under contract to supply natural gas to the Brush Generating Facility during the terms of the power purchase contracts.

Centennial Power owns a 66.6-megawatt wind-powered electric generating facility located in the San Gorgonio Pass, northwest of Palm Springs, California. This facility was purchased in January 2003. The facility sells all of its output under a contract with the California Department of Water Resources, which expires in September 2011. SeaWest Wind Power, Inc. (SeaWest) is under a contract to operate the facility. The contract with SeaWest expires in October 2013.

On September 28, 2004, Centennial Resources, through wholly owned subsidiaries, acquired a 50-percent ownership in a 310-megawatt natural gas-fired electric generating facility (Hartwell Generating Facility). This facility is located in Hartwell, Georgia. The Hartwell Generating Facility sells its output under a power purchase agreement with Oglethorpe Power Corporation (Oglethorpe) that expires in May 2019. American National Power, a wholly owned subsidiary of International Power of the United Kingdom, holds the remaining 50-percent ownership interest and is the operating partner for the facility.

On April 16, 2004, Centennial Resources purchased CEM. CEM provides analysis, design, construction, refurbishment, and operation and maintenance services to independent power producers. CEM is headquartered in Lafayette, Colorado. CEM provides operations and maintenance services for third-party customers owning approximately 510 megawatts of generating capacity at January 1, 2005. The operation and maintenance contracts have expirations ranging from January 2006 to June 2009.

Environmental Matters --

Centennial Power has several operations that require federal and state environmental permits. The Brush Generating Facility and the Hartwell Generating Facility are subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations and state hazard communication standards. Centennial Power believes it is in substantial compliance with these regulations.

The Brush Generating Facility has a Title V Operating Permit issued by the state for a period of five years under a program approved by the EPA. The facility also has a water discharge agreement to release process water to the City of Brush. This agreement has no specific termination date as long as the Brush Generating Facility is operating in compliance with the agreement.

The Hartwell Generating Facility has a Title V Operating Permit issued by the state for a period of five years under a program approved by the EPA. Centennial Power believes it is in substantial compliance with these regulations.

The Mountain View wind-powered electric generating facility has obtained necessary siting authority and federal land leases for its operations. It has minor requirements related to water management and spill control under the Clean Water Act administered by the state.

Centennial Power did not incur any material environmental expenditures in 2004 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007 in connection with its existing operations.

Other --

Centennial Resources is constructing a 116-megawatt coal-fired electric generating facility near Hardin, Montana. A power sales agreement with Powerex Corp., a subsidiary of BC Hydro, has been secured for the entire output of the plant for a term expiring October 31, 2008, with the purchaser having an option for a two-year extension. The projected on-line date for this plant is late 2005. For additional information regarding this plant, see
Item 7 -- MD&A - Prospective Information - Independent power production.

International:

MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, is party to a joint venture agreement with a Brazilian firm under which the parties formed MPX Participacoes, Ltda. (MPX) to develop electric generation and transmission, steam generation and coal mining projects in Brazil. MDU Brasil has a 49-percent interest in MPX. MPX, through a wholly owned subsidiary, owns and operates a 220-megawatt natural gas-fired electric generating facility (Termoceara Generating Facility) in the Brazilian state of Ceara. The first phase of the Termoceara Generating Facility entered commercial operations in July 2002. The second phase entered commercial operations in January 2003. Petrobras, the Brazilian state-controlled energy company, entered into a contract to purchase all of the capacity and market all of the energy from the Termoceara Generating Facility. The first phase of the electric power sales contract with Petrobras for 110 megawatts expires in November 2007 and the portion of the contract for the remaining 110 megawatts expires in May 2008. Petrobras also is under contract to supply natural gas to the Termoceara Generating Facility during the term of the electric power sales contract. This natural gas supply contract is renewable by a wholly owned subsidiary of MPX for an additional 13 years. The Termoceara Generating Facility generates electricity based upon economic dispatch and available gas supplies. Under current conditions, including, in particular, existing constraints in the region's gas supply infrastructure, the Company does not expect the facility to generate a significant amount of energy at least through 2006. For information regarding any potential effect from recent events related to the Brazilian electric power sales contract, see Item 8 -- Financial Statements and Supplementary Data - Note 2.

On February 26, 2004, Centennial Energy Resources International, Inc. (Centennial International), an indirect wholly owned subsidiary of the Company, acquired 49.99 percent of Carib Power Management LLC (Carib Power). Carib Power, through a wholly owned subsidiary, owns a 225-megawatt natural gas-fired electric generating facility located in Trinidad and Tobago (Trinity Generating Facility). The Trinity Generating Facility sells its output to the Trinidad and Tobago Electric Commission (T&TEC), the governmental entity responsible for the transmission, distribution and administration of electrical power to the national electrical grid of Trinidad and Tobago. The power purchase agreement expires in September 2029. T&TEC also is under contract to supply natural gas to the Trinity Generating Facility during the term of the power purchase contract.

For additional information regarding international operations, see Item 7 -- MD&A - Risk Factors and Cautionary Statements that
May Affect Future Results - Risks Relating to Foreign Operations.

Environmental Matters --

The Termoceara Generating Facility is subject to all Brazilian federal and state environmental statutes. IBAMA, the Brazilian government regulatory agency or Brazilian Environment Institute, oversees all environmental issues within Brazil. SEMACE, the state of Ceara regulatory body or state of Ceara Environmental Superintendency, annually issues an operating license to MPX. MPX maintains and must annually renew its operating license that is granted by SEMACE. SEMACE requires air and water monitoring on a regular basis. ANEEL, the Brazilian federal electric regulatory body, provides environmental guidance with which MPX must comply. MPX is in material compliance with all applicable environmental regulations and permit requirements.

MPX did not incur any material environmental expenditures in 2004 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007.

The Trinity Generating Facility has been designed to comply with Trinidad and Tobago environmental requirements. The facility operates in documented conformance with these applicable environmental regulations and permit requirements. Trinity Generating Facility is in material compliance with all applicable environmental regulations and permit requirements.

The Trinity Generating Facility did not incur any material environmental expenditures in 2004 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2007.

ITEM 3.  LEGAL PROCEEDINGS

In June 1997, Jack J. Grynberg (Grynberg) filed suit under the Federal False Claims Act against Williston Basin and Montana-Dakota and filed over 70 similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content and volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming.

On June 4, 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the grounds that the information upon which Grynberg based his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information. The Motion to Dismiss is additionally based on the grounds that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure and that Grynberg failed to provide adequate information to the government prior to filing suit.

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

Fidelity has been named as a defendant in, and/or certain of its operations are or have been the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and November 2004 by a number of environmental organizations, including the Northern Plains Resource Council and the Montana Environmental Information Center, as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to Federal District Court in Wyoming. The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act, the National Environmental Policy Act, the Federal Land Management Policy Act, the National Historic Preservation Act and the Montana Environmental Policy Act. The cases involving alleged violations of the Federal Clean Water Act have been resolved without a finding that Fidelity is in violation of the Federal Clean Water Act. There presently are no claims pending for penalties, fines or damages under the Federal Clean Water Act. The suits that remain extant include a variety of claims that state and federal government agencies violated various environmental laws that impose procedural requirements and the lawsuits seek injunctive relief, invalidation of various permits and unspecified damages. Fidelity is unable to quantify the damages sought in any of these cases, and will be unable to do so until after completion of discovery in these separate cases. Fidelity is vigorously defending all coalbed-related lawsuits in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

Montana-Dakota has joined with two electric generators in appealing a finding by the North Dakota Health Department in September 2003 that the North Dakota Health Department may unilaterally revise operating permits previously issued to electric generating plants. Although it is doubtful that any revision of Montana-Dakota's operating permits by the North Dakota Health Department would reduce the amount of electricity its plants could generate, the finding, if allowed to stand, could increase costs for sulfur dioxide removal and/or limit Montana-Dakota's ability to modify or expand operations at its North Dakota generation sites. Montana-Dakota and the other electric generators filed their appeal of the order in October 2003, in the Burleigh County District Court in Bismarck, North Dakota. Proceedings have been stayed pending discussions with the EPA, the North Dakota Health Department and the other electric generators.

In a related matter, the state of North Dakota and the EPA entered into a Memorandum of Understanding (MOU) on February 24, 2004, establishing the principles to be used by the state of North Dakota in completing dispersion modeling of air quality in Theodore Roosevelt National Park and other "Class I" areas in North Dakota and Montana. In April 2004, the Dakota Resource Council filed a petition for review of the MOU with the United States Eighth Circuit Court of Appeals. The petition was dismissed, without prejudice, in June 2004 upon stipulation of the EPA, the Dakota Resource Council and the state of North Dakota. The Company cannot predict the outcome of the North Dakota Health Department or Dakota Resource Council matters or their ultimate impact on its operations.

In December 2000, MBI was named by the EPA as a Potentially Responsible Party in connection with the cleanup of a commercial property site, acquired by MBI in 1999, and part of the Portland, Oregon, Harbor Superfund Site. For additional information regarding this matter, see Items 1 and 2 -- Business and Properties - Construction Materials and Mining - Environmental Matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY
          SECURITIES

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "MDU." The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 2004 and 2003 and dividends declared thereon were as follows:

                                                        Common
                              Common       Common        Stock
                            Stock Price  Stock Price   Dividends
                              (High)*      (Low)*      Per Share*

2004
First Quarter                  $ 24.35       $ 22.67      $   .17
Second Quarter                   24.03         21.85          .17
Third Quarter                    26.43         23.72          .18
Fourth Quarter                   27.70         25.20          .18
                                                          $   .70

2003
First Quarter                  $ 18.87       $ 16.41      $   .16
Second Quarter                   22.66         18.55          .16
Third Quarter                    23.32         20.37          .17
Fourth Quarter                   24.35         22.23          .17
                                                          $   .66
__________________________
* Reflects the Company's three-for-two common stock split effected in October 2003.

As of December 31, 2004, the Company's common stock was held by approximately 15,200 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          MDU RESOURCES GROUP, INC.
                                                             OPERATING STATISTICS
                                                2004         2003         2002         2001         2000         1999
Selected Financial Data
Operating revenues (000's):
 Electric                                 $  178,803   $  178,562   $  162,616   $  168,837   $  161,621   $  154,869
 Natural gas distribution                    316,120      274,608      186,569      255,389      233,051      157,692
 Utility services                            426,821      434,177      458,660      364,750      169,382       99,917
 Pipeline and energy services                357,229      252,192      165,258      531,114      636,848      383,532
 Natural gas and oil production              342,840      264,358      203,595      209,831      138,316       78,394
 Construction materials and mining         1,322,161    1,104,408      962,312      806,899      631,396      469,905
 Independent power production                 43,059       32,261        2,998          ---          ---          ---
 Other                                         4,423        2,728        3,778          ---          ---          ---
 Intersegment eliminations                  (272,199)    (191,105)    (114,249)    (113,188)     (96,943)     (64,500)
                                          $2,719,257   $2,352,189   $2,031,537   $2,223,632   $1,873,671   $1,279,809
Operating income (000's):
 Electric                                 $   26,776   $   35,761   $   33,915   $   38,731   $   38,743   $   35,727
 Natural gas distribution                      1,820        6,502        2,414        3,576        9,530        6,688
 Utility services                             (5,757)      12,885       13,980       25,199       16,606       11,518
 Pipeline and energy services                 24,690       35,155       39,091       30,368       28,782       40,627
 Natural gas and oil production              178,897      118,347       85,555      103,943       66,510       26,845
 Construction materials and mining            86,030       91,579       91,430       71,451       56,816       38,346
 Independent power production                  8,126       10,610       (1,176)         ---          ---          ---
 Other                                           136        1,233          908          ---          ---          ---
                                          $  320,718   $  312,072   $  266,117   $  273,268   $  216,987   $  159,751
Earnings on common stock (000's):
 Electric                                 $   12,790   $   16,950   $   15,780   $   18,717   $   17,733   $   15,973
 Natural gas distribution                      2,182        3,869        3,587          677        4,741        3,192
 Utility services                             (5,650)       6,170        6,371       12,910        8,607        6,505
 Pipeline and energy services                  8,944       18,158       19,097       16,406       10,494       20,972
 Natural gas and oil production              110,779       70,767*      53,192       63,178       38,574       16,207
 Construction materials and mining            50,707       54,261*      48,702       43,199       30,113       20,459
 Independent power production                 26,309       11,415          307          ---          ---          ---
 Other                                           321          606          652          ---          ---          ---
 Earnings on common stock before
  cumulative effect of accounting change     206,382      182,196*     147,688      155,087      110,262       83,308
 Cumulative effect of accounting change          ---       (7,589)         ---          ---          ---          ---
                                          $  206,382   $  174,607   $  147,688   $  155,087   $  110,262   $   83,308
Earnings per common share before cumulative
 effect of accounting change -- diluted   $     1.76   $     1.62*  $     1.38   $     1.52   $     1.20   $     1.01
Cumulative effect of accounting change           ---         (.07)         ---          ---          ---          ---
                                          $     1.76   $     1.55   $     1.38   $     1.52   $     1.20   $     1.01
Pro forma amounts assuming retroactive
 application of accounting change:
 Net income (000's)                       $  207,067   $  182,913   $  146,052   $  152,933   $  108,951   $   82,932
 Earnings per common share -- diluted     $     1.76   $     1.62   $     1.36   $     1.49   $     1.17   $     1.00
Common Stock Statistics
Weighted average common shares
 outstanding -- diluted (000's)              117,411      112,460      106,863      101,803       92,085       82,306
Dividends per common share                $    .7000   $    .6600   $    .6266   $    .6000   $    .5733   $    .5467
Book value per common share               $    14.09   $    12.66   $    11.56   $    10.60   $     9.03   $     7.83
Market price per common share (year end)  $    26.68   $    23.81   $    17.21   $    18.77   $    21.67   $    13.33
Market price ratios:
 Dividend payout                                 40%          43%          45%          39%          48%          54%
 Yield                                          2.7%         2.9%         3.7%         3.3%         2.7%         4.2%
 Price/earnings ratio                          15.2x        15.4x        12.5x        12.3x        18.1x        13.2x
 Market value as a percent of book value      189.4%       188.1%       148.8%       177.0%       239.9%       170.4%
Profitability Indicators
Return on average common equity                13.2%        13.0%        12.5%        15.3%        14.3%        13.9%
Return on average invested capital              9.4%         8.9%         8.6%        10.1%         9.5%         9.6%
Interest coverage                               7.1x         7.4x         7.7x         8.5x         8.3x         7.1x
Fixed charges coverage, including
 preferred dividends                            4.7x         4.7x         4.8x         5.3x         4.1x         4.3x
General
Total assets (000's)                      $3,733,521   $3,380,592   $2,996,921   $2,675,978   $2,358,981   $1,806,648
Long-term debt, net of current
 maturities (000's)                       $  873,441   $  939,450   $  819,558   $  783,709   $  728,166   $  563,545
Redeemable preferred stock (000's)        $      ---   $      ---   $    1,300   $    1,400   $    1,500   $    1,600
Capitalization ratios:
 Common equity                                   65%          60%          60%          58%          54%          54%
 Preferred stocks                                 1            1            1            1            1            1
 Long-term debt, net of current maturities       34           39           39           41           45           45
                                                100%         100%         100%         100%         100%         100%

* Before cumulative effect of the change in accounting for asset retirement obligations required by the adoption of
  SFAS No. 143, "Accounting for Asset Retirement Obligations," as discussed in Item 8 -- Financial Statements and
  Supplementary Data - Notes 1 and 8.
NOTE:  Common stock share amounts reflect the Company's three-for-two common stock split effected in October 2003.


                                                  2004         2003         2002         2001         2000         1999
Electric
Retail sales (thousand kWh)                  2,303,460    2,359,888    2,275,024    2,177,886    2,161,280    2,075,446
Sales for resale (thousand kWh)                821,516      841,637      784,530      898,178      930,318      943,520
Electric system summer generating and firm
 purchase capability -- kW
 (Interconnected system)                       544,220      542,680      500,570      500,820      500,420      492,800
Demand peak -- kW
 (Interconnected system)                       470,470      470,470      458,800      453,000      432,300      420,550
Electricity produced (thousand kWh)          2,552,873    2,384,884    2,316,980    2,469,573    2,331,188    2,350,769
Electricity purchased (thousand kWh)           794,829      929,439      857,720      792,641      948,700      860,508
Average cost of fuel and purchased
 power per kWh                                   $.019        $.019        $.018        $.018        $.016        $.016
Natural Gas Distribution
Sales (Mdk)                                     36,607       38,572       39,558       36,479       36,595       30,931
Transportation (Mdk)                            13,856       13,903       13,721       14,338       14,314       11,551
Weighted average degree days --
 % of previous year's actual                       94%          96%         109%          95%         113%          95%
Pipeline and Energy Services
 Transportation (Mdk)                          114,206       90,239       99,890       97,199       86,787       78,061
 Gathering (Mdk)                                80,527       75,861       72,692       61,136       41,717       19,799
Natural Gas and Oil Production
Production:
 Natural gas (MMcf)                             59,750       54,727       48,239       40,591       29,222       24,652
 Oil (000's of barrels)                          1,747        1,856        1,968        2,042        1,882        1,758
Average realized prices:
 Natural gas (per Mcf)                          $ 4.69       $ 3.90       $ 2.72       $ 3.78       $ 2.90       $ 1.94
 Oil (per barrel)                               $34.16       $27.25       $22.80       $24.59       $23.06       $15.34
Proved reserves:
 Natural gas (MMcf)                            453,200      411,700      372,500      324,100      309,800      268,900
 Oil (000's of barrels)                         17,100       18,900       17,500       17,500       15,100       14,700
Construction Materials and Mining
Construction materials (000's):
 Aggregates (tons sold)                         43,444       38,438       35,078       27,565       18,315       13,981
 Asphalt (tons sold)                             8,643        7,275        7,272        6,228        3,310        2,993
 Ready-mixed concrete (cubic yards sold)         4,292        3,484        2,902        2,542        1,696        1,186
 Recoverable aggregate reserves (tons)       1,257,498    1,181,413    1,110,020    1,065,330      894,500      740,030
Coal (000's):
 Sales (tons)                                      ---*         ---*         ---*       1,171*       3,111        3,236
 Lignite deposits (tons)                        11,400*      26,910*      37,761*      56,012*     145,643      182,761
Independent Power Production**
Net generation capacity -- kW                  279,600      279,600      213,000          ---          ---          ---
Electricity produced and sold (thousand kWh)   204,425      270,044       15,804          ---          ---          ---

* Coal operations were sold effective April 30, 2001.
** Excludes equity method investments.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating the Company's businesses, the Company's financial condition and operating performance, the Company's overall business strategy and the earnings of the Company for the period covered by this report. This subsection is not intended to be a substitute for reading the entire MD&A section. Reference is made to the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, as well as other factors that are listed in Part I in relation to any forward-looking statement.

Business and Strategy Overview

Prior to the fourth quarter of 2004, the Company reported six reportable segments consisting of electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production and construction materials and mining. The independent power production and other operations did not individually meet the criteria to be considered a reportable segment. In the fourth quarter of 2004, the Company separated independent power production as a reportable business segment due to the significance of its operations. The Company's operations are now conducted through seven reportable segments and all prior period information has been restated to reflect this change.

The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and Trinidad and Tobago, as discussed in Item 8 -- Financial Statements and Supplementary Data - Note 2.

The electric segment includes the electric generation, transmission and distribution operations of Montana-Dakota. The natural gas distribution segment includes the natural gas distribution operations of Montana-Dakota and Great Plains Natural Gas Co. The electric and natural gas distribution segments also supply related value-added products and services in the northern Great Plains. The utility services segment includes all the operations of Utility Services, Inc., which specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling, and the manufacture and distribution of specialty equipment. The pipeline and energy services segment includes WBI Holdings' natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment includes WBI Holdings' natural gas and oil acquisition, exploration, development and production operations, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico. The construction materials and mining segment includes the results of Knife River, which mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the central and western United States and in the states of Alaska and Hawaii. The independent power production operations of Centennial Resources owns, builds and operates electric generating facilities in the United States and has investments in electric generating facilities in Brazil, Trinidad and Tobago, and the United States. Electric capacity and energy produced at its power plants are sold primarily under mid- and long-term contracts to nonaffiliated entities.

Excluding the asset impairments at the pipeline and energy services segment of $5.3 million (after tax), earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from utility services, natural gas and oil production, construction materials and mining, independent power production, and other are all from nonregulated operations.

The Company's strategy is to apply its expertise in energy and transportation infrastructure industries to increase market share through internal growth along with acquisition of well-managed companies and development of projects that enhance shareholder value and are accretive to earnings per share and returns on invested capital.

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company's equity securities. Net capital expenditures for 2004 were $387 million and are estimated to be approximately $445 million for 2005.

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

  - Economic volatility both domestically and in the foreign countries where the Company does business affects the Company's operations as well as the demand for its products and services and, as a result, may have a negative impact on the Company's future revenues.

  - Fidelity continues to seek additional reserve and production growth through acquisition, exploration, development and production of natural gas and oil resources, including the development and production of its coalbed natural gas properties. Future growth is dependent upon success in these endeavors. Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

Earnings Overview

The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

Years ended December 31,                2004      2003        2002
                           (Dollars in millions, where applicable)
Electric                             $  12.8   $  16.9     $  15.8
Natural gas distribution                 2.2       3.9         3.6
Utility services                        (5.6)      6.2         6.4
Pipeline and energy services             8.9      18.2        19.1
Natural gas and oil production         110.8      63.0        53.2
Construction materials and mining       50.7      54.4        48.7
Independent power production            26.3      11.4          .3
Other                                     .3        .6          .6
Earnings on common stock             $ 206.4   $ 174.6     $ 147.7

Earnings per common share - basic    $  1.77   $  1.57     $  1.39

Earnings per common share - diluted  $  1.76   $  1.55     $  1.38

Return on average common equity        13.2%     13.0%       12.5%

2004 compared to 2003

Consolidated earnings for 2004 increased $31.8 million from the comparable prior period. The earnings increase was largely the result of:
     - Higher natural gas prices of 20 percent and higher oil prices of 25 percent at the natural gas and oil production business
     - Increased natural gas production of 9 percent at the natural gas and oil production business
     - Higher net income of $14.8 million from the Company's share of its equity method investment in Brazil
     - Favorable resolution of federal and related state income tax matters of $8.3 million, including interest
     - The absence in 2004 of a noncash transition charge in 2003 of $7.6 million (after tax), reflecting the cumulative effect of an accounting change, as discussed in Item 8 -- Financial Statements and Supplementary Data - Notes 1 and 8

Partially offsetting the increase were:
     - Higher operation and maintenance expense including payroll, severance-related expenses, pension costs, higher fuel costs of which a significant portion was not recovered through higher prices at the construction materials and mining business, as well as costs associated with adverse weather at the Texas construction materials and mining business
     - Lower inside electrical margins at the utility services business, including the effect of losses on a few large jobs of $5.8 million (after tax)
     - A $4.0 million (before and after tax) noncash goodwill impairment relating to the Company's cable and pipeline magnetization and location business, as well as a $1.3 million (after tax) adjustment reflecting the reduction in value of certain gathering facilities in the Gulf Coast region

2003 compared to 2002

Consolidated earnings for 2003 increased $26.9 million from the comparable prior period. Contributing to the earnings increase were:
     - Higher earnings at the independent power production business resulting from the acquisition of the Colorado and California electric generating facilities acquired in late 2002 and early 2003, respectively, and higher income from the Company's share of its equity method investment in Brazil
     - Increased earnings at the natural gas and oil production business due to higher natural gas and oil prices and natural gas production, offset in part by the absence in 2003 of the 2002 compromise agreement gain of $27.4 million ($16.6 million after tax), which was included in 2002 operating revenues, as discussed in Item 8 -- Financial Statements and Supplementary Data - Note 18, and the $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as previously discussed, and higher depreciation, depletion and amortization expense
     - Higher earnings at the construction materials and mining business due to higher aggregate volumes and margins and higher ready-mixed concrete volumes at existing operations; partially offset by lower asphalt margins; higher selling, general and administrative costs; and higher depreciation, depletion and amortization expense
     - Stronger sales for resale volumes and margins and higher retail volumes at the electric business and rate relief approved by various public service commissions at the natural gas distribution business, partially offset by higher operation and maintenance expense at both these businesses
     - Increased earnings at the natural gas distribution business due to the absence in 2003 of an adjustment of $3.3 million (after tax) in 2002 related to certain pipeline capacity charges, partially offset by higher income taxes in 2003

Decreased earnings at the pipeline and energy services and utility services businesses slightly offset the earnings increase. Lower workloads and margins at the utility services business were a reflection of the continuing effects of the soft economy and the downturn in the telecommunications market.

Financial and Operating Data

The following tables are key financial and operating statistics for each of the Company's businesses.

Electric

Years ended December 31,                 2004       2003      2002
                           (Dollars in millions, where applicable)
Operating revenues                     $178.8     $178.6    $162.6

Operating expenses:
  Fuel and purchased power               64.6       62.0      56.0
  Operation and maintenance              59.0       52.9      46.0
  Depreciation, depletion and
    amortization                         20.2       20.2      19.6
  Taxes, other than income                8.2        7.7       7.1
                                        152.0      142.8     128.7

Operating income                       $ 26.8     $ 35.8    $ 33.9

Retail sales (million kWh)            2,303.5    2,359.9   2,275.0
Sales for resale (million kWh)          821.5      841.6     784.6
Average cost of fuel and
  purchased power per kWh              $ .019     $ .019    $ .018

2004 compared to 2003

Electric earnings decreased $4.1 million (25 percent) compared to the prior year, largely as a result of the following:
     - An increase in operation and maintenance expense of $3.7 million (after tax) due primarily to increased payroll, severance-related and pension expenses
     - Lower retail sales margins largely the result of decreased retail sales volumes of 2.4 percent, primarily the result of lower residential sales volumes due to cooler summer weather

Partially offsetting the decrease in earnings was a favorable resolution of federal and related state income tax matters of $1.7 million (after tax), including interest.

2003 compared to 2002

Electric earnings increased as a result of:
     - 48 percent higher average sales for resale prices and 7 percent higher sales for resale volumes, both due to stronger sales for resale markets
     - Higher retail sales revenues, due primarily to higher retail sales volumes, largely to residential, commercial and large industrial customers

Partially offsetting the earnings increase were:
     - Higher operation and maintenance expenses, including repair and maintenance at certain electric generating stations, insurance and payroll-related costs
     - Increased fuel and purchased power costs related to sales for resale

Natural Gas Distribution

Years ended December 31,                 2004       2003      2002
                            (Dollars in millions, where applicable)
Operating revenues:
  Sales                                $311.5     $270.2    $182.5
  Transportation and other                4.6        4.4       4.1
                                        316.1      274.6     186.6
Operating expenses:
  Purchased natural gas sold            251.1      211.1     132.9
  Operation and maintenance              48.3       41.8      36.5
  Depreciation, depletion and
    amortization                          9.4       10.0       9.9
  Taxes, other than income                5.5        5.2       4.9
                                        314.3      268.1     184.2

Operating income                       $  1.8     $  6.5    $  2.4

Volumes (MMdk):
  Sales                                  36.6       38.6      39.6
  Transportation                         13.9       13.9      13.7
Total throughput                         50.5       52.5      53.3

Degree days (% of normal)*              90.7%      97.3%    101.1%
Average cost of natural gas,
  including transportation
  thereon, per dk                      $ 6.86     $ 5.47    $ 3.22
______________________________

* Degree days are a measure of the daily temperature-related demand for energy for heating.

2004 compared to 2003

The natural gas distribution business experienced a decrease in earnings of $1.7 million (44 percent) compared to the prior year.
The earnings decrease largely resulted from:
     - Higher payroll, severance-related expenses, pension and other operational expenses of $5.2 million (after tax)
     - Decreased retail sales volumes of 5.1 percent, primarily lower residential and commercial sales volumes as a result of 6 percent warmer weather compared to last year

Partially offsetting the decrease in earnings were:
     - A favorable resolution of federal and related state income tax matters of $3.0 million (after tax), including interest
     - Higher retail sales prices, the result of rate increases effective in South Dakota, North Dakota and Minnesota

The pass-through of higher natural gas prices is reflected in the increase in both sales revenues and purchased natural gas sold.

2003 compared to 2002

Earnings at the natural gas distribution business increased due to:
     - Higher retail sales rates, the result of rate relief approved by various public service commissions
     - The absence in 2003 of an adjustment of $3.3 million (after tax) in 2002 related to certain pipeline capacity charges

Partially offsetting the earnings increase were:
     - Higher operation and maintenance expenses, primarily due to higher payroll-related costs
     - Higher income taxes in 2003
     - Decreased returns on natural gas held in storage
     - Lower retail sales volumes due to weather that was 4 percent warmer than the comparable prior period

The pass-through of higher natural gas prices is reflected in the increase in both sales revenues and purchased natural gas sold.

Utility Services

Years ended December 31,                 2004       2003      2002
                                           (Dollars in millions)
Operating revenues                     $426.8     $434.2    $458.7

Operating expenses:
  Operation and maintenance             405.6      395.9     419.0
  Depreciation, depletion and
    amortization                         11.1       10.3       9.9
  Taxes, other than income               15.8       15.1      15.8
                                        432.5      421.3     444.7

Operating income (loss)                $ (5.7)    $ 12.9    $ 14.0

2004 compared to 2003

Utility services experienced a $5.6 million loss compared to $6.2 million in earnings for the prior year. The earnings decrease was attributable to:
     - Decreased inside electrical margins, including the effect of losses on a few large jobs of $5.8 million (after tax)
     - Increased severance and other general and administrative expenses of $3.6 million (after tax), including higher consulting and legal fees as well as other outside service costs

The decrease in earnings was partially offset by increased line construction margins.

2003 compared to 2002

Utility services earnings decreased slightly as a result of:
     - Lower line construction workloads and margins in the Southwest and Central regions
     - Lower workloads and margins in the telecommunications industry in the Rocky Mountain region
     - Increased selling, general and administrative expenses
     - Lower inside electrical workloads and margins in the Central region

Partially offsetting the earnings decrease were:
     - The absence in 2003 of the 2002 write-off of certain receivables and restructuring of the engineering function of approximately $5.2 million (after tax)
     - Higher line construction margins in the Northwest and Rocky Mountain regions

Lower margins were a reflection of the continuing effects of the soft economy in this sector and the downturn in the telecommunications market.

Pipeline and Energy Services

Years ended December 31,                 2004       2003      2002
                                           (Dollars in millions)
Operating revenues:
  Pipeline                             $ 87.2     $ 97.2    $ 95.3
  Energy services                       270.0      155.0      69.9
                                        357.2      252.2     165.2

Operating expenses:
  Purchased natural gas sold            249.8      149.5      58.3
  Operation and maintenance              51.1       46.6      47.3
  Depreciation, depletion and
    amortization                         17.8       15.0      14.8
  Taxes, other than income                7.7        5.9       5.7
  Asset impairments                       6.1        ---       ---
                                        332.5      217.0     126.1

Operating income                       $ 24.7     $ 35.2    $ 39.1
Transportation volumes (MMdk):
  Montana-Dakota                         32.5       34.1      33.3
  Other                                  81.7       56.1      66.6
                                        114.2       90.2      99.9

Gathering volumes (MMdk)                 80.5       75.9      72.7

2004 compared to 2003

Earnings at the pipeline and energy services business decreased
$9.3 million (51 percent) due largely to:
     - A $4.0 million (before and after tax) noncash goodwill impairment and a $1.3 million (after tax) asset valuation adjustment, as previously discussed
     - Increased operating costs of $5.3 million (after tax) including costs associated with last year's expansion of pipeline and gathering operations, as well as higher payroll-related costs
     - Higher financing-related costs of $2.2 million (after tax)
     - Lower average rates of $1.5 million (after tax), due in part to the estimated effects of a FERC rate order received in July 2003 and rehearing order received in May 2004 which resulted in lower rates effective July 1, 2004

Partially offsetting the decrease in earnings were:
     - Increased natural gas transportation volumes of $3.5 million (after tax), including:
        - Higher volumes transported on the Grasslands Pipeline (which began providing natural gas transmission service late in 2003)
        - Higher natural gas volumes transported into storage which were largely commodity price related
        - A favorable resolution of federal and related state income tax matters of $1.6 million (after tax), including interest

The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of higher natural gas prices and volumes since the comparable prior period.

2003 compared to 2002

Earnings at the pipeline and energy services business decreased as a result of:
     - Reduced natural gas margins and lower technology services revenues at the energy services businesses
     - Lower transportation volumes, largely resulting from lower volumes transported to storage

Partially offsetting the earnings decrease were:
     - Increased revenues from higher transportation reservation fees resulting from an increase in the level of firm services provided
     - Higher gathering volumes of 4 percent and lower financing-related costs

The increase in energy services revenues and the related increase in purchased natural gas sold includes the effect of increases in natural gas prices since the comparable prior period.

Natural Gas and Oil Production

Years ended December 31,                 2004       2003      2002
                           (Dollars in millions, where applicable)
Operating revenues:
  Natural gas                          $280.4     $213.5    $131.0
  Oil                                    59.7       50.6      42.1
  Other                                   2.8         .2      30.5*
                                        342.9      264.3     203.6
Operating expenses:
  Purchased natural gas sold              2.7         .1        .1
  Operation and maintenance:
    Lease operating costs                33.0       31.6      27.5
    Gathering and transportation         11.6       14.7      12.3
    Other                                23.1       17.2      15.8
  Depreciation, depletion and
    amortization                         70.8       61.0      48.7
  Taxes, other than income:
    Production and property
      taxes                              22.6       21.0      12.7
    Other                                  .2         .4        .9
                                        164.0      146.0     118.0

Operating income                       $178.9     $118.3    $ 85.6

Production:
  Natural gas (MMcf)                   59,750     54,727    48,239
  Oil (000's of barrels)                1,747      1,856     1,968

Average realized prices
  (including hedges):
  Natural gas (per Mcf)                $ 4.69     $ 3.90    $ 2.72
  Oil (per barrel)                     $34.16     $27.25    $22.80

Average realized prices
  (excluding hedges):
  Natural gas (per Mcf)                $ 4.90     $ 4.28    $ 2.54
  Oil (per barrel)                     $37.75     $28.42    $23.26

Production costs, including
  taxes, per net equivalent Mcf:
  Lease operating costs                $  .47     $  .48    $  .46
  Gathering and transportation            .17        .22       .20
  Production and property taxes           .32        .32       .21
                                       $  .96     $ 1.02    $  .87
______________________________

*Includes the effects of a compromise agreement gain of $27.4 million ($16.6 million after tax).

2004 compared to 2003

Natural gas and oil production earnings increased $47.8 million
(76 percent) due to:
     - Higher average realized natural gas prices of 20 percent due in part to the Company's ability to access higher and more stable-priced markets for much of its operated natural gas production through the recently constructed Grasslands Pipeline
     - Higher natural gas production of 9 percent, largely the result of drilling activity
     - The absence in 2004 of a $12.7 million ($7.7 million after tax) noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, as previously discussed
     - Higher average realized oil prices of 25 percent

Partially offsetting the increase in earnings were:
     - Higher depreciation, depletion and amortization expense of $6.0 million (after tax) due to higher rates and higher natural gas production volumes
     - Higher general and administrative costs of $3.5 million
       (after tax) due primarily to increased payroll-related expenses and outside services

2003 compared to 2002

Natural gas and oil production earnings increased due to:
     - Higher realized natural gas prices of 43 percent
     - Higher natural gas production of 13 percent, primarily from enhanced natural gas production from operated properties located in the Rocky Mountain area
     - Higher average realized oil prices of 20 percent

Partially offsetting the earnings increase were:
     - The 2002 compromise agreement gain and the noncash transition charge in 2003, reflecting the cumulative effect of an accounting change, both as previously discussed
     - Increased depreciation, depletion and amortization expense due to higher natural gas production volumes and higher rates
     - Higher lease operating expenses due in part to increased natural gas production
     - Higher general and administrative costs
     - Decreased oil production of 6 percent
     - Higher interest expense

The higher depreciation, depletion and amortization rates are attributable to increased costs of reserve additions and the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

Construction Materials and Mining

Years ended December 31,                 2004       2003      2002
                                         (Dollars in millions)
Operating revenues                   $1,322.2   $1,104.4    $962.3

Operating expenses:
  Operation and maintenance           1,132.3      924.2     797.7
  Depreciation, depletion and
    amortization                         69.6       63.6      54.4
  Taxes, other than income               34.3       25.0      18.8
                                      1,236.2    1,012.8     870.9

Operating income                     $   86.0   $   91.6    $ 91.4

Sales (000's):
  Aggregates (tons)                    43,444     38,438    35,078
  Asphalt (tons)                        8,643      7,275     7,272
  Ready-mixed concrete
    (cubic yards)                       4,292      3,484     2,902

2004 compared to 2003

Construction materials and mining earnings decreased $3.7 million
(7 percent) due to:
     - Lower aggregate and construction margins of $10.5 million (after tax) from existing operations largely as a result of:
        - The absence of certain large projects reflected in 2003 results
        - Wet weather which severely impacted operations in Texas
        - Increased fuel costs of which a significant portion was not recovered through higher prices
     - Higher general and administrative expenses of $5.3 million (after tax), including payroll-related costs, insurance and professional services

Partially offsetting the decrease in earnings were:
     - Increased ready-mixed concrete margins of $2.7 million (after tax), largely as a result of higher sales volumes from existing operations
     - Earnings from companies acquired since the comparable prior period contributed approximately 5 percent of earnings

2003 compared to 2002

Construction materials and mining earnings increased due to:
     - Higher aggregate and ready-mixed concrete volumes and margins and higher construction activity, all at existing operations
     - Earnings from companies acquired since the comparable prior period

Partially offsetting the increase in earnings were:
     - Higher selling, general and administrative costs, including insurance, computer system support and payroll-related costs
     - Higher depreciation, depletion and amortization expense primarily due to higher property, plant and equipment balances and higher aggregate volumes produced
     - Lower asphalt margins from existing operations, due in part to higher asphalt oil costs

Independent Power Production

Years ended December 31,                 2004       2003      2002
                                           (Dollars in millions)
Operating revenues                      $43.1      $32.3     $ 3.0

Operating expenses:
  Operation and maintenance              23.0       13.8       3.7
  Depreciation, depletion and
    amortization                          9.6        7.9        .4
  Taxes, other than income                2.4        ---       ---
                                         35.0       21.7       4.1

Operating income (loss)                 $ 8.1      $10.6     $(1.1)

Net generation capacity - kW*         279,600    279,600   213,000
Electricity produced and sold
  (thousand kWh)*                     204,425    270,044    15,804
______________________________

*  Excludes equity method investments.
NOTE: The earnings from the Company's equity method investments are not reflected in the above table.

2004 compared to 2003

Earnings for the independent power production business were $26.3 million compared to $11.4 million in 2003. This increase is largely due to:
     - Higher net income of $14.8 million from the Company's share of its equity method investment in Brazil due primarily to:
       - Changes in value of the embedded derivative in the Brazilian electric power sales contract, net of lower operating margins resulting from the contract annual revenue reset provision, as well as other foreign currency changes, totaling $8.5 million (after tax)
       - Lower financing costs of $4.8 million (after tax), largely the result of obtaining low-cost, long-term financing for the operation in mid-2003
     - Earnings from acquisitions and equity method investments acquired since the comparable prior period contributed approximately 7 percent of earnings

For additional information regarding equity method investments, see Item 8 -- Financial Statements and Supplementary Data -
Note 2.

2003 compared to 2002

Earnings for the independent power production business increased largely from:
     - The domestic businesses acquired in late 2002 and early 2003, partially offset by higher interest expense, resulting from higher average debt balances relating to these acquisitions
     - Higher net income of $3.7 million from the Company's share of its equity method investment in Brazil due primarily to:
       - Higher margins from higher capacity revenues, which resulted from all four units being in operation in 2003 compared to only two operational units in 2002 (effective July 2002)
       - Foreign currency gains from an increase in value of the
         Brazilian Real
       Partially offset by:
       - The mark-to-market loss on an embedded derivative in the electric power sales contract
       - Higher interest expense due to a full year of debt in 2003

Other and Intersegment Transactions

Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

Years ended December 31,                 2004       2003      2002
                                               (In millions)
Other:
  Operating revenues                   $  4.4     $  2.7    $  3.8
  Operation and maintenance               4.0        1.2       2.7
  Depreciation, depletion and
    amortization                           .3         .3        .3

Intersegment transactions:
  Operating revenues                   $272.2     $191.1    $114.3
  Purchased natural gas sold            253.7      176.5      98.8
  Operation and maintenance              18.5       14.6      15.5

For further information on intersegment eliminations, see
Item 8 -- Financial Statements and Supplementary Data -
Note 13.

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

Economic Risks

The Company's natural gas and oil production and pipeline and energy services businesses are dependent on factors, including commodity prices and commodity price basis differentials, which cannot be predicted or controlled.

These factors include: price fluctuations in natural gas and crude oil prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells. Significant changes in these factors could negatively affect the results of operations and financial condition of the Company's natural gas and oil production and pipeline and energy services businesses.

The construction and operation of power generation facilities may involve unanticipated changes or delays that could negatively impact the Company's business and its results of operations.

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

The Company's utility services business operates in highly competitive markets characterized by low margins in a number of service lines and geographic areas.

This business' ability to return to profitability on a sustained basis will depend upon improved capital spending for electric construction services and management's ability to successfully refocus the business on more profitable markets, reduce operating costs and implement process improvements in project management.

Economic volatility affects the Company's operations as well as the demand for its products and services and, as a result, may have a negative impact on the Company's future revenues.

The global demand for natural resources, interest rates, governmental budget constraints, and the ongoing threat of terrorism can create volatility in the financial markets. A soft economy could negatively affect the level of public and private expenditures on projects and the timing of these projects which, in turn, would negatively affect the demand for the Company's products and services.

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

The Company is subject to extensive government regulations that may delay and/or have a negative impact on its business and its results of operations.

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

Negotiations with Petrobras may impact the Company's future earnings.

The Company's future earnings from its investment in Brazilian power operations may be affected by the outcome of negotiations between its 49 percent-owned investee, MPX, and Petrobras over continuing payments by Petrobras under an electric power sales contract covering capacity and energy associated with the Termoceara Generating Facility.

Other Risks

Competition is increasing in all of the Company's businesses.

All of the Company's businesses are subject to increased competition. The independent power production industry includes numerous strong and capable competitors, many of which have greater resources and more experience in the operation, acquisition and development of power generation facilities. Utility services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties as well as in the sale of its production output. The increase in competition could negatively affect the Company's results of operations and financial condition.

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

MDU Resources Group, Inc.

- Earnings per common share for 2005, diluted, are projected in the range of $1.70 to $1.90.
- The Company expects the percentage of 2005 earnings per common share, diluted, by quarter to be in the following approximate ranges:
  -  First quarter - 10 percent to 15 percent
  -  Second quarter - 20 percent to 25 percent
  -  Third quarter - 37 percent to 42 percent
  -  Fourth quarter - 23 percent to 28 percent
- These projections do not take into consideration any potential effect from recent events related to the Brazilian electric power sales contract. Excluding any such effects, earnings estimated for 2005 from existing Brazilian operations are in the range of 4 percent to 6 percent of consolidated earnings for the Company. For further information regarding this matter, see Item 8 -- Financial Statements and Supplementary Data - Note 2.
- The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 6 percent to 9 percent.
- The Company anticipates investing approximately $445 million in capital expenditures during 2005.
- The Company will consider issuing equity from time to time to keep debt at the nonregulated businesses at no more than 40 percent of total capitalization.

Electric

- The expected earnings in 2005 are anticipated to be slightly lower than 2004 earnings because of anticipated higher operation and maintenance expenses primarily related to higher benefit costs, and the absence of the favorable resolution of income tax matters.
- As part of the North Dakota Industrial Commission's Lignite
  Vision 21 project, the Company submitted an air quality permit application in May 2004 to construct a 175-megawatt coal-fired plant at Gascoyne, N.D. The air permit application is now under review at the North Dakota Health Department. This segment also is involved in the review of other potential projects to replace capacity associated with expiring purchased power contracts and to provide for future growth. The costs of building and/or acquiring the additional generating capacity needed by the utility are expected to be recovered in rates.
- Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. As franchises expire, Montana-Dakota may face increasing competition in its service areas, particularly its service to smaller towns, from rural electric cooperatives. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

Natural gas distribution

- The expected earnings for this segment for 2005 are projected to be somewhat higher than the earnings for 2004 primarily the result of rate relief and the assumed return to normal weather, which for 2004 was 9 percent warmer than normal.
- In September 2004, a natural gas rate case was filed with the MPUC requesting an increase of $1.4 million annually, or
  4.0 percent. The Company requested an interim increase of $1.4 million annually and in November 2004, the MPUC issued an Order approving the requested interim increase effective January 10, 2005, subject to refund. A final order is expected in late 2005.
- Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. As franchises expire, Montana-Dakota and Great Plains may face increasing competition in their service areas. Montana-Dakota and Great Plains intend to protect their service areas and seek renewal of all expiring franchises and will continue to take steps to effectively operate in an increasingly competitive environment.

Utility services

- Revenues are expected to be in the range of $440 million to $490 million in 2005.
- The Company anticipates margins to increase substantially in 2005 as compared to 2004 levels.
- Work backlog as of December 31, 2004, was approximately
  $238 million, compared to $148 million at December 31, 2003.

Pipeline and energy services

- In 2005, total natural gas gathering and transportation throughput is expected to increase approximately 5 percent to 10 percent over 2004 levels.
- Firm capacity for the Grasslands Pipeline is currently
  90 million cubic feet per day with expansion possible to 200 million cubic feet per day.
- Transportation and storage rate reductions due to the estimated effects of a FERC rate order received in July 2003 and rehearing order received in May 2004 have been reflected in the Company's 2005 earnings projections.

Natural gas and oil production

- The Company is expecting to drill up to 500 wells in 2005, dependent on the timely receipt of regulatory approvals. Delays in receipt of drilling permits are affecting producers throughout the Rocky Mountain region.
- In 2005, the Company expects a combined natural gas and oil production increase of approximately 6 percent to 8 percent over 2004 levels. A portion of this increase is predicated on the timely receipt of various regulatory approvals. Currently, this segment's net combined natural gas and oil production is approximately 185,000 Mcf equivalent to 195,000 Mcf equivalent per day.
- Estimates of natural gas prices in the Rocky Mountain region for February through December 2005 reflected in the Company's 2005 earnings guidance are in the range of $4.25 to $4.75 per Mcf. The Company's estimates for natural gas prices on the NYMEX for February through December 2005, reflected in the Company's 2005 earnings guidance, are in the range of $5.00 to $5.50 per Mcf. During 2004, more than three-fourths of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.
- Estimates of NYMEX crude oil prices for February through December 2005, reflected in the Company's 2005 earnings guidance, are projected in the range of $35 to $40 per barrel.
- The Company has hedged a portion of its 2005 estimated natural gas production. The Company has entered into agreements representing approximately 35 percent to 40 percent of its 2005 estimated annual natural gas production. The agreements are at various indices/prices and range from a low Ventura index of $4.75 to a high NYMEX price of $10.18 per Mcf. Ventura is an index pricing point related to Northern Natural Gas Co.'s system.
- This segment has hedged a portion of its 2005 oil production.
  The Company has entered into agreements at NYMEX prices with a low of $30.70 and a high of $52.05 representing approximately 45 percent to 50 percent of its 2005 estimated annual oil production.
- For 2005, the Company may hedge up to 70 percent of its existing natural gas and oil production that qualifies for hedge accounting, based on established pricing criteria.

Construction materials and mining

- The Company anticipates improved earnings in 2005 with an expected return to more normal weather conditions in Texas.
- Aggregate, ready-mixed concrete and asphalt volumes in 2005 are expected to be comparable to 2004 levels.
- Revenues in 2005 are expected to be comparable to 2004 levels.
- The Company expects that the replacement funding legislation for the TEA-21 will be equal to or higher than previous funding levels.
- Work backlog as of December 31, 2004, was approximately $426 million, compared to $332 million at December 31, 2003.

Independent power production

- Earnings projections for 2005 are expected to be slightly lower than 2004 earnings primarily due to benefits realized in 2004 from foreign currency gains and the effects of the embedded derivative in the Brazilian electric power sales contract.
- Earnings projections do not take into consideration any potential effect from recent events related to the Brazilian electric power sales contract.
- The Company anticipates making an additional investment in an international project in 2005 which is reflected in earnings projections.
- The Company is constructing a 116-megawatt coal-fired electric generating facility near Hardin, Montana. A power sales agreement with Powerex Corp., a subsidiary of BC Hydro, has been secured for the entire output of the plant for a term expiring October 31, 2008, with the purchaser having an option for a two-year extension. The projected on-line date for this plant is late 2005.

New Accounting Standards

FIN 46 (revised) --

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46 (revised)), which replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 (revised) shall be applied to all entities subject to FIN 46 (revised) no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 (revised) did not have an effect on the Company's financial position or results of operations.

FSP Nos. FAS 106-1 and FAS 106-2 --

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

FSP Nos. FAS 141-1 and FAS 142-1 --

In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, 'Business Combinations,' and No. 142, 'Goodwill and Other Intangible Assets,' and EITF Issue No. 04-2, 'Whether Mineral Rights are Tangible or Intangible Assets,'" (FSP Nos. FAS 141-1 and FAS 142-1). The Company adopted FSP Nos. FAS 141-1 and FAS 142-1 in the second quarter of 2004. FSP Nos. FAS 141-1 and FAS 142-1 required reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net, to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FSP Nos. FAS 141-1 and FAS 142-1 affected the asset classification in the consolidated balance sheet and associated footnote disclosure only, so the reclassifications did not affect the Company's stockholders' equity, cash flows or results of operations.

FSP No. FAS 142-2 --

In September 2004, the FASB Staff issued FASB Staff Position No. FAS 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," (FSP No. FAS 142-2). FSP No. FAS 142-2 indicates that the exception in SFAS No. 142, "Goodwill and Other Intangible Assets," does not change the accounting prescribed in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," including the balance sheet classification of drilling and mineral rights of oil and gas producing entities and, as a result, the contractual mineral rights should continue to be classified as part of property, plant and equipment. FSP No. FAS 142-2 did not have an effect on the Company's financial position, results of operations or cash flows.

SAB No. 106 --

In September 2004, the SEC issued Staff Accounting Bulletin No. 106 (SAB No. 106) which is an interpretation regarding the application of SFAS No. 143 by oil and gas producing companies following the full-cost accounting method. SAB No. 106 shall be applied to all entities subject to SAB No. 106 as of the beginning of the first quarter after October 4, 2004. The adoption of SAB No. 106 is not expected to have a material effect on the Company's financial position or results of operations.

SFAS No. 123 (revised)--

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123 (revised)). SFAS No. 123 (revised) revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the effects of the adoption of SFAS No. 123 (revised).

For further information on FIN 46 (revised), FSP Nos. FAS 106-1 and FAS 106-2, FSP Nos. FAS 141-1 and FAS 142-1, FSP No. FAS
142-2, SAB No. 106, and SFAS No. 123 (revised), see Item 8 --
Financial Statements and Supplementary Data - Note 1.

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

Estimates are used for items such as impairment testing of long-lived assets, goodwill and natural gas and oil properties; fair values of acquired assets and liabilities under the purchase method of accounting; natural gas and oil reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; the valuation of stock-based compensation; and the fair value of derivative instruments, including the fair value of an embedded derivative in an electric power sales contract related to an equity method investment in Brazil, as discussed in Item 8 -- Financial Statements and Supplementary
Data - Note 2. The Company's critical accounting policies are subject to judgments and uncertainties that affect the application of such policies. As discussed below, the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.

As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates. The following critical accounting policies involve significant judgments and estimates.

Impairment of long-lived assets and intangibles

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge. If an impairment indicator exists for tangible and intangible assets, excluding goodwill, the asset group held and used is tested for recoverability by comparing the carrying value to its fair value, based on an estimate of undiscounted future cash flows attributable to the assets. In the case of goodwill, the first step, used to identify a potential impairment, compares the fair value of the reporting unit using discounted cash flows, with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss if step one indicates a potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

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

The Company believes its estimates used in calculating the fair value of long-lived assets, including goodwill and identifiable intangibles, are reasonable based on the information that is known when the estimates are made.

Natural gas and oil properties

The Company uses the full-cost method of accounting for its natural gas and oil production activities. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net revenues of proved reserves based on single point-in-time spot market prices, as mandated under the rules of the SEC, and the cost of unproved properties. Judgments and assumptions are made when estimating and valuing reserves. There is risk that sustained downward movements in natural gas and oil prices and changes in estimates of reserve quantities could result in a future write-down of the Company's natural gas and oil properties.

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

Estimates for revenues subject to refund are established initially for each regulatory rate proceeding and are subject to change depending on the applicable regulatory agency's (Agency) approval of final rates. These estimates are based on the Company's analysis of its as-filed application compared to previous Agency decisions in prior rate filings by the Company and other regulated companies. The Company periodically reviews the status of its outstanding regulatory proceedings and liability assumptions and may from time to time change its liability estimates subject to known developments as the regulatory proceedings move through the regulatory review process. The accuracy of the estimates is ultimately determined when the Agency issues its final ruling on each regulatory proceeding for which revenues were subject to refund. Estimates have changed from time to time as additional information has become available as to what the ultimate outcome may be and will likely continue to change in the future as new information becomes available on each outstanding regulatory proceeding that is subject to refund.

The Company recognizes construction contract revenue from fixed price and modified fixed price construction contracts at its construction businesses using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. In as much as contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor and material costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners.

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

The Company believes its estimates surrounding percentage-of-completion accounting are reasonable based on the information that is known when the estimates are made. The Company has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that the Company's estimates have changed in the past and will continually change in the future as new information becomes available for each job.

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

Acquired assets and liabilities assumed by the Company that are subject to critical estimates include property, plant and equipment (including owned aggregate reserve deposits and leasehold rights).

The fair value of owned recoverable aggregate reserve deposits is determined using qualified internal personnel as well as geologists. Reserve estimates are calculated based on the best available data. This data is collected from drill holes and other subsurface investigations as well as investigations of surface features such as mine highwalls and other exposures of the aggregate reserves. Mine plans, production history and geologic data are also used to estimate reserve quantities. Value is assigned to the aggregate reserves based on a review of market royalty rates, expected cash flows and the number of years of recoverable aggregate reserves at owned aggregate sites.

The fair value of property, plant and equipment is based on a valuation performed either by qualified internal personnel and/or outside appraisers. Fair values assigned to plant and equipment are based on several factors including the age and condition of the equipment, maintenance records of the equipment and auction values for equipment with similar characteristics at the time of purchase.

The fair value of leasehold rights is based on estimates including royalty rates, lease terms and other discernible factors for acquired leasehold rights, and estimated cash flows.

While the allocation of the purchase price of an acquisition is subject to a considerable degree of judgment and uncertainty, the Company does not expect the estimates to vary significantly once an acquisition has been completed. The Company believes its estimates have been reasonable in the past as there have been no significant valuation adjustments subsequent to the final allocation of the purchase price to the acquired assets and liabilities. In addition, goodwill impairment testing is performed annually in accordance with SFAS No. 142.

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

The Company believes the estimates made for its pension and other postretirement benefits are reasonable based on the information that is known when the estimates are made. These estimates and assumptions are subject to a number of variables and are expected to change in the future. Estimates and assumptions will be affected by changes in the discount rate, the expected long-term return on plan assets, the rate of compensation increase and healthcare cost trend rates. The Company plans to continue to use its current methodologies to determine plan costs.

Liquidity and Capital Commitments

Cash flows

Operating activities --

Cash flows provided by operating activities in 2004 increased $14.7 million from the comparable 2003 period, the result of an increase in net income of $31.7 million and higher depreciation, depletion and amortization expense of $20.4 million largely due to higher rates and higher natural gas production volumes at the natural gas and oil production business and higher property, plant and equipment due to acquisitions at the construction materials and mining business. Also contributing to the increase were changes in working capital of $19.1 million and asset impairments of $6.1 million. Partially offsetting the increase in cash flows from operating activities were decreased deferred income taxes of $31.4 million, which reflects the effects of higher depreciation, depletion and amortization expense, as previously discussed, as well as lower tax depreciation in 2004 on the Grasslands Pipeline. Also offsetting the increase were increased earnings, net of distributions, from equity method investments of $18.2 million and the absence in 2004 of the 2003 cumulative effect of an accounting change of $7.6 million.

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

Investing activities --

Cash flows used in investing activities in 2004 decreased
$34.4 million compared to the comparable 2003 period, the result of a decrease in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $77.0 million and an increase in proceeds from notes receivable of $14.2 million, offset in part by an increase in investments of $56.8 million, including equity method investments. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $33.1 million and $42.4 million for 2004 and 2003, respectively.

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

Financing activities --

Cash flows provided by financing activities in 2004 decreased $54.8 million compared to the comparable 2003 period, primarily the result of a decrease in proceeds from the issuance of long-term debt of $204.4 million. A decrease in repayment of long-term debt of $67.7 million and an increase in proceeds from the issuance of common stock of $69.6 million, primarily due to net proceeds received from an underwritten public offering, partially offset the decrease in cash provided by financing activities.

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

Defined benefit pension plans

The Company has qualified noncontributory defined benefit pension plans (Pension Plans) for certain employees. Plan assets consist of investments in equity and fixed income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the Pension Plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. At December 31, 2004, certain Pension Plans' accumulated benefit obligations exceeded these plans' assets by approximately
$3.7 million. Pretax pension expense (income) reflected in the years ended December 31, 2004, 2003 and 2002, was $4.1 million, $153,000, and ($2.4) million, respectively. The Company's pension expense is currently projected to be approximately $7.0 million to $8.0 million in 2005. A reduction in the Company's assumed discount rate for Pension Plans along with declines in the equity markets experienced in 2002 and 2001 have combined to largely produce the increase in these costs. Funding for the Pension Plans is actuarially determined. The minimum required contributions for 2004, 2003 and 2002 were approximately
$1.2 million, $1.6 million, and $1.2 million, respectively. For further information on the Company's Pension Plans, see Item 8 -- Financial Statements and Supplementary Data - Note 15.

Capital expenditures

The Company's capital expenditures for 2002 through 2004 and as anticipated for 2005 through 2007 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term debt.

                                    Actual                   Estimated*
                             2002    2003    2004      2005     2006     2007
                                              (In millions)
Capital expenditures:
 Electric                  $ 27.8  $ 28.5  $ 18.8    $ 24.8   $ 63.5   $167.2
 Natural gas
  distribution               11.0    15.7    17.4      15.2     15.8     13.4
 Utility services            17.3     7.8     8.5      12.8     11.8     12.4
 Pipeline and energy
  services                   21.5    93.0    38.3      35.4     29.9     34.6
 Natural gas and oil
  production                136.4   101.7   111.5     157.2    146.7    149.2
 Construction
  materials
  and mining                106.9   128.5   133.0     101.3     93.2     73.4
 Independent power
  production                 89.6   110.9    76.2      86.5     38.3     20.7
 Other                        6.1     1.9     4.2      13.0       .3       .2
                            416.6   488.0   407.9     446.2    399.5    471.1
Net proceeds from sale or
 disposition of property    (16.2)  (14.4)  (20.5)     (1.8)    (2.8)    (1.7)
Net capital expenditures    400.4   473.6   387.4     444.4    396.7    469.4

Retirement of
 long-term debt              82.6   105.7    38.0      72.0    138.8    132.9
                           $483.0  $579.3  $425.4    $516.4   $535.5   $602.3

*The estimated 2005 through 2007 capital expenditures reflected in the above table include potential future acquisitions. The Company continues to evaluate potential future acquisitions; however, these acquisitions are dependent upon the availability of economic opportunities and, as a result, actual acquisitions and capital expenditures may vary significantly from the above estimates.

Capital expenditures for 2004, 2003 and 2002, related to acquisitions, in the preceding table include the following noncash transactions: issuance of the Company's equity securities of $33.1 million in 2004, $42.4 million in 2003 and $47.2 million in 2002.

In 2004, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Hawaii, Idaho, Iowa and Minnesota and an independent power production operating and development company in Colorado. The total purchase consideration for these businesses and adjustments with respect to certain other acquisitions acquired prior to 2004, consisting of the Company's common stock and cash, was $70.3 million.

The 2004 capital expenditures, including those for the previously mentioned acquisitions and retirements of long-term debt, were met from internal sources, the issuance of long-term debt and the Company's equity securities. Estimated capital expenditures for the years 2005 through 2007 include those for:

  -    Potential future acquisitions
  -    System upgrades
  -    Routine replacements
  -    Service extensions
  -    Routine equipment maintenance and replacements
  -    Buildings, land and building improvements
  -    Pipeline and gathering expansion projects
  - Further enhancement of natural gas and oil production and reserve growth
  - Power generation opportunities, including certain construction costs for an additional 175 megawatts of capacity and for a 116-megawatt coal-fired development project, as previously discussed
  -    Other growth opportunities

The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures and retirements of long-term debt for the years 2005 through 2007 will be met from various sources. These sources include internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company's equity securities.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2004.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $90 million at December 31, 2004. There were no amounts outstanding under the credit agreement at December 31, 2004. The credit agreement supports the Company's $75 million commercial paper program. Under the Company's commercial paper program, $37.0 million was outstanding at December 31, 2004. The commercial paper borrowings classified as long-term debt are intended to be refinanced on a long-term basis through continued MDU Resources commercial paper borrowings and as further supported by the credit agreement, which expires on July 18, 2006.

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

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $56,000 (after tax) based on December 31, 2004, variable rate borrowings.

Prior to the maturity of the credit agreement, the Company plans to negotiate the extension or replacement of this agreement, which provides credit support to access the capital markets. In the event the Company is unable to successfully negotiate the credit agreement, or in the event the fees on this facility became too expensive, which it does not currently anticipate, the Company would seek alternative funding. One source of alternative funding might involve the securitization of certain Company assets.

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at December 31, 2004. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.
On February 10, 2004, the Company issued 2.3 million shares of its common stock and appurtenant preference share purchase rights to the public at a price per share of $23.32 in an underwritten public offering and received net proceeds from the offering of approximately $51.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Approximately $24 million of the net proceeds was used to repay outstanding indebtedness. The remainder of the net proceeds of the sale of these shares was added to the Company's general funds and may have been used for the repayment of outstanding debt obligations, for corporate development purposes (including the acquisition of other businesses and/or business assets), and for other general corporate purposes.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of December 31, 2004, the Company could have issued approximately $343 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 4.7 times for the twelve months ended December 31, 2004 and 2003. Additionally, the Company's first mortgage bond interest coverage was 7.1 times and 7.4 times for the twelve months ended December 31, 2004 and 2003, respectively. Common stockholders' equity as a percent of total capitalization (net of long-term debt due within one year) was 65 percent and 60 percent at December 31, 2004 and 2003, respectively.

Centennial Energy Holdings, Inc.

Centennial has three revolving credit agreements with various banks and institutions that support $335 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at December 31, 2004. Under the Centennial commercial paper program, $26.0 million was outstanding at December 31, 2004. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. One of these credit agreements is for $300 million and expires on
August 17, 2007, and another agreement is for $25 million and expires on April 30, 2007. Centennial intends to negotiate the extension or replacement of these agreements prior to their
maturities.   The third agreement is an uncommitted line for $10
million, which was effective on January 25, 2005, and may be terminated by the bank at any time.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $384.0 million was outstanding at December 31, 2004. The ability to request additional borrowings under this master shelf agreement expires on February 28, 2005. The Company is in discussion regarding potential renewal of this facility. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $39,000 (after tax) based on December 31, 2004, variable rate borrowings. Based on Centennial's overall interest rate exposure at December 31, 2004, this change would not have a material effect on the Company's results of operations or cash flows.

Prior to the maturity of the Centennial credit agreements, Centennial plans to negotiate the extension or replacement of these agreements, which provide credit support to access the capital markets. In the event Centennial was unable to successfully negotiate these agreements, or in the event the fees on such facilities became too expensive, which Centennial does not currently anticipate, it would seek alternative funding. One source of alternative funding might involve the securitization of certain Centennial assets.

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at December 31, 2004. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at December 31, 2004. The ability to request additional borrowings under this master shelf agreement expires on December 20, 2005.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at December 31, 2004. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Termoceara Generating Facility, as discussed in Item 8 -- Financial Statements and Supplementary Data
- Note 2. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At December 31, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $34.9 million and the scheduled repayment of these borrowings is $11.0 million in 2005, $10.7 million in 2006 and 2007 and $2.5 million in 2008. The individual investor (who through EBX Empreendimentos Ltda. (EBX), a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

As of December 31, 2004, Centennial was contingently liable for performance of certain of its subsidiaries under approximately $375 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Item 8 -- Financial Statements and Supplementary Data - Notes 7 and 18. At December 31, 2004, the Company's commitments under these obligations were as follows:


                     2005    2006    2007    2008    2009 Thereafter     Total
                                        (In millions)

Long-term debt     $ 72.0  $138.8  $132.9  $161.3  $ 86.9     $353.6  $  945.5
Estimated interest
  payments*          53.7    49.5    38.7    32.5    25.3      126.2     325.9
Operating leases     14.7    10.5     6.6     5.1     3.5       25.2      65.6
Purchase
  commitments       223.6   105.7    65.4    50.5    46.9      236.4     728.5

                   $364.0  $304.5  $243.6  $249.4  $162.6     $741.4  $2,065.5

* Estimated interest payments are calculated based on the applicable rates and payment dates.

In addition to the above obligations, the Company has certain purchase obligations for natural gas connected to its gathering system. These purchases and the resale of the natural gas are at market-based prices. These obligations continue as long as natural gas is produced. However, if the purchase and resale of natural gas becomes uneconomical, the purchase commitments can be canceled by the Company with 60 days notice. These purchase obligations are currently estimated at approximately $10 million annually.

Effects of Inflation

Inflation did not have a significant effect on the Company's operations in 2004, 2003 or 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The Company's policy prohibits the use of derivative instruments for speculating to take advantage of market trends and conditions and the Company has procedures in place to monitor compliance with its policies. The Company is exposed to credit-related losses in relation to derivative instruments in the event of nonperformance by counterparties. The Company's policy requires that natural gas and oil price derivative instruments and interest rate derivative instruments not exceed a period of 24 months and foreign currency derivative instruments not exceed a 12-month period. The Company's policy requires settlement of natural gas and oil price derivative instruments monthly and all interest rate derivative transactions must be settled over a period that will not exceed 90 days, and any foreign currency derivative transaction settlement periods may not exceed a 12-month period. The Company has policies and procedures that management believes minimize credit-risk exposure. These policies and procedures include an evaluation of potential counterparties' credit ratings and credit exposure limitations. Accordingly, the Company does not anticipate any material effect to its financial position or results of operations as a result of nonperformance by counterparties.

In the event a derivative instrument being accounted for as a cash flow hedge does not qualify for hedge accounting because it is no longer highly effective in offsetting changes in cash flows of a hedged item; if the derivative instrument expires or is sold, terminated or exercised; if management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate, hedge accounting will be discontinued, and the derivative instrument would continue to be carried at fair value with changes in its fair value recognized in earnings. In these circumstances, the net gain or loss at the time of discontinuance of hedge accounting would remain in other accumulated comprehensive income (loss) until the period or periods during which the hedged forecasted transaction affects earnings, at which time the net gain or loss would be reclassified into earnings. In the event a cash flow hedge is discontinued because it is unlikely that a forecasted transaction will occur, the derivative instrument would continue to be carried on the balance sheet at its fair value, and gains and losses that had accumulated in other comprehensive income (loss) would be recognized immediately in earnings. In the event of a sale, termination or extinguishment of a foreign currency derivative, the resulting gain or loss would be recognized immediately in earnings. The Company's policy requires approval to terminate a derivative instrument prior to its original maturity.

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

The following table summarizes hedge agreements entered into by Fidelity as of December 31, 2004. These agreements call for Fidelity to receive fixed prices and pay variable prices.

                     (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2005                $    5.39        8,020      $ (4,187)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2005                $5.42/$6.64     15,050      $   (168)


                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreement
    maturing in 2005       $   30.70          183      $ (2,138)


                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreements
    maturing in 2005        $37.79/$44.68     347      $   (608)


The following table summarizes hedge agreements entered into by Fidelity as of December 31, 2003. These agreements call for Fidelity to receive fixed prices and pay variable prices.

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

The following table shows the amount of debt, including current portion, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2004.

                                                                            Fair
                    2005    2006    2007    2008   2009 Thereafter  Total  Value
                                   (Dollars in millions)

Long-term debt:
 Fixed rate        $72.0  $101.8  $106.9  $161.3  $86.9  $353.6    $882.5 $930.0
 Weighted average
  interest rate      7.9%    6.5%    8.2%    4.5%   6.2%    6.5%      6.4%     -

 Variable rate         -   $37.0   $26.0       -      -       -     $63.0  $62.2
 Weighted average
  interest rate        -     2.3%    2.3%      -      -       -       2.3%     -

For further information on derivative instruments and fair value of other financial instruments, see Item 8 -- Financial Statements and Supplementary Data - Notes 5 and 6.

Foreign currency risk --

MDU Brasil has a 49-percent equity method investment in an electric generating facility in Brazil, which has a portion of its borrowings and payables denominated in U.S. dollars. MDU Brasil has exposure to currency exchange risk as a result of fluctuations in currency exchange rates between the U.S. dollar and the Brazilian Real. The functional currency for the Termoceara Generating Facility is the Brazilian Real. For further information on this investment, see Item 8 -- Financial Statements and Supplementary Data - Note 2.

MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian Real, including the effects of changes in currency exchange rates with respect to the Termoceara Generating Facility's U.S. dollar denominated obligations. At December 31, 2004, these U.S. dollar denominated obligations approximated $61.4 million. If, for example, the value of the Brazilian Real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Termoceara Generating Facility, would record a foreign currency loss in net income of approximately $2.3 million (after tax) based on the above U.S. dollar denominated obligations at December 31, 2004.

The investment of Centennial International in the Termoceara
Generating Facility at December 31, 2004, was approximately $25.2 million.

A portion of the Termoceara Generating Facility's foreign currency exchange risk is being managed through contractual provisions, which are largely indexed to the U.S. dollar, contained in the Termoceara Generating Facility's electric power sales contract. The Termoceara Generating Facility has also historically used derivative instruments to manage a portion of its foreign currency risk and may utilize such instruments in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

The management of MDU Resources Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal
Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the Company's internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.



/s/ MARTIN A. WHITE                     /s/ WARREN L. ROBINSON
Martin A. White                         Warren L. Robinson
Chairman of the Board                   Executive Vice President
President and Chief                     and Chief Financial
Executive Officer                       Officer


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MDU Resources Group,
Inc.:

We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules for each of the three years in the period ended December 31, 2004, listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules for each of the three years in the period ended December 31, 2004, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2005


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MDU Resources Group,
Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that MDU Resources Group, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2004, and our report dated February 22, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2005


                     MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,               2004        2003         2002
                            (In thousands, except per share amounts)
Operating revenues:
 Electric, natural gas
  distribution and
  pipeline and energy
  services                       $  776,836  $  641,062   $  459,409
 Utility services, natural
  gas and oil production,
  construction materials
  and mining, independent
  power production and other      1,942,421   1,711,127    1,572,128
                                  2,719,257   2,352,189    2,031,537
Operating expenses:
 Fuel and purchased power            64,618      62,037       56,010
 Purchased natural gas sold         249,924     184,171       92,528
 Operation and maintenance:
  Electric, natural gas
   distribution and
   pipeline and energy
   services                         158,387     141,307      129,845
  Utility services, natural
   gas and oil production,
   construction materials
   and mining, independent
   power production and
   other                          1,614,053   1,384,015    1,263,183
 Depreciation, depletion and
  amortization                      208,770     188,337      157,961
 Taxes, other than income            96,681      80,250       65,893
 Asset impairments (Notes 1 and 3)    6,106         ---          ---
                                  2,398,539   2,040,117    1,765,420
Operating income                    320,718     312,072      266,117
Earnings from equity method
 investments                         25,053       5,968        1,341
Other income                         12,707      16,239       12,231
Interest expense                     57,437      52,794       45,015
Income before income taxes          301,041     281,485      234,674
Income taxes                         93,974      98,572       86,230
Income before cumulative effect
 of accounting change               207,067     182,913      148,444
Cumulative effect of accounting
 change (Note 8)                        ---      (7,589)         ---
Net income                          207,067     175,324      148,444
Dividends on preferred stocks           685         717          756
Earnings on common stock         $  206,382  $  174,607   $  147,688
Earnings per common share --
 basic:
 Earnings before cumulative
  effect of accounting change    $     1.77  $     1.64   $     1.39
 Cumulative effect of accounting
  change                                ---        (.07)         ---
 Earnings per common share --
  basic                          $     1.77  $     1.57   $     1.39
Earnings per common share --
 diluted:
 Earnings before cumulative
  effect of accounting change    $     1.76  $     1.62   $     1.38
 Cumulative effect of accounting
  change                                ---        (.07)         ---
 Earnings per common share --
  diluted                        $     1.76  $     1.55   $     1.38
Dividends per common share       $    .7000  $    .6600   $    .6266
Weighted average common shares
 outstanding -- basic               116,482     111,483      106,115
Weighted average common shares
 outstanding -- diluted             117,411     112,460      106,863
Pro forma amounts assuming
 retroactive application of
 accounting change:
 Net income                      $  207,067  $  182,913   $  146,052
 Earnings per common share --
  basic                          $     1.77  $     1.64   $     1.37
 Earnings per common share --
  diluted                        $     1.76  $     1.62   $     1.36

The accompanying notes are an integral part of these consolidated financial statements.


                     MDU RESOURCES GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS

December 31,                                              2004          2003
                 (In thousands, except shares and per share amounts)
ASSETS
Current assets:
 Cash and cash equivalents                          $   99,377    $   86,341
 Receivables, net                                      440,903       357,677
 Inventories                                           143,880       114,051
 Deferred income taxes                                   2,874         3,104
 Prepayments and other current assets                   41,144        52,367
                                                       728,178       613,540
Investments                                            120,555        44,975
Property, plant and equipment (Note 1)               3,931,428     3,584,038
 Less accumulated depreciation,
 depletion and amortization                          1,358,723     1,187,105
                                                     2,572,705     2,396,933
Deferred charges and other assets:
 Goodwill (Note 3)                                     199,743       199,427
 Other intangible assets, net (Note 3)                  22,269        18,814
 Other                                                  90,071       106,903
                                                       312,083       325,144
                                                    $3,733,521    $3,380,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt due within one year                 $   72,046    $   27,646
 Accounts payable                                      184,993       150,316
 Taxes payable                                          28,372        15,358
 Dividends payable                                      21,449        19,442
 Other accrued liabilities                             142,233       101,299
                                                       449,093       314,061
Long-term debt (Note 7)                                873,441       939,450
Deferred credits and other liabilities:
 Deferred income taxes                                 494,589       444,779
 Other liabilities                                     235,385       231,666
                                                       729,974       676,445
Commitments and contingencies (Notes 15, 17 and 18)
Stockholders' equity:
 Preferred stocks (Note 9)                              15,000        15,000
 Common stockholders' equity:
  Common stock (Note 10)
   Authorized - 250,000,000 shares, $1.00 par value
   Issued - 118,586,065 shares in 2004 and
            113,716,632 shares in 2003                 118,586       113,717
  Other paid-in capital                                863,449       757,787
  Retained earnings                                    699,095       575,287
  Accumulated other comprehensive loss                 (11,491)       (7,529)
  Treasury stock at cost - 359,281 shares               (3,626)       (3,626)
   Total common stockholders' equity                 1,666,013     1,435,636
  Total stockholders' equity                         1,681,013     1,450,636
                                                    $3,733,521    $3,380,592

The accompanying notes are an integral part of these consolidated financial statements.

                         MDU RESOURCES GROUP, INC.
          CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


Years ended December 31, 2004, 2003 and 2002
                                                                      Accumu-
                                                                        lated
                                                                        Other
                                                                      Compre-
                                                     Other            hensive
                                  Common Stock     Paid-in  Retained   Income     Treasury Stock
                                Shares    Amount   Capital  Earnings   (Loss)    Shares    Amount       Total
                                                       (In thousands, except shares)
Balance at
December 31, 2001           70,016,851  $ 70,017  $646,521  $394,641  $  2,218  (239,521)  $(3,626) $1,109,771
 Comprehensive income:
  Net income                       ---       ---       ---   148,444       ---       ---       ---     148,444
  Other comprehensive
   loss, net of tax -
   Net unrealized loss on
    derivative instruments
    qualifying as hedges           ---       ---       ---       ---    (6,759)      ---       ---      (6,759)
   Minimum pension liability
    adjustment                     ---       ---       ---       ---    (4,464)      ---       ---      (4,464)
   Foreign currency
    translation adjustment         ---       ---       ---       ---      (799)      ---       ---        (799)
 Total comprehensive
  income                           ---       ---       ---       ---       ---       ---       ---     136,422
 Dividends on
  preferred stocks                 ---       ---       ---      (756)      ---       ---       ---        (756)
 Dividends on
  common stock                     ---       ---       ---   (67,531)      ---       ---       ---     (67,531)
 Issuance of
  common stock               4,265,187     4,265   101,574       ---       ---       ---       ---     105,839
Balance at
 December 31, 2002          74,282,038    74,282   748,095   474,798    (9,804) (239,521)   (3,626)  1,283,745
 Comprehensive income:
  Net income                       ---       ---       ---   175,324       ---       ---       ---     175,324
  Other comprehensive
   income, net of tax -
   Net unrealized gain on
    derivative instruments
    qualifying as hedges           ---       ---       ---       ---     1,206       ---       ---       1,206
   Minimum pension liability
    adjustment                     ---       ---       ---       ---        21       ---       ---          21
   Foreign currency
    translation adjustment         ---       ---       ---       ---     1,048       ---       ---       1,048
 Total comprehensive
  income                           ---       ---       ---       ---       ---       ---       ---     177,599
 Dividends on
  preferred stocks                 ---       ---       ---      (717)      ---       ---       ---        (717)
 Dividends on
  common stock                     ---       ---       ---   (74,118)      ---       ---       ---     (74,118)
 Issuance of common stock
  (pre-split)                1,442,220     1,442    45,260       ---       ---       ---       ---      46,702
 Three-for-two common
  stock split (Note 10)     37,862,129    37,862   (37,862)      ---       ---  (119,760)      ---         ---
 Issuance of common stock
  (post-split)                 130,245       131     2,294       ---       ---       ---       ---       2,425
Balance at
 December 31, 2003         113,716,632   113,717   757,787   575,287    (7,529) (359,281)   (3,626)  1,435,636
Comprehensive income:
  Net income                       ---       ---       ---   207,067       ---       ---       ---     207,067
  Other comprehensive
   income (loss), net of tax -
   Net unrealized loss on
    derivative instruments
    qualifying as hedges           ---       ---       ---       ---    (1,032)      ---       ---      (1,032)
   Minimum pension liability
    adjustment                     ---       ---       ---       ---    (3,782)      ---       ---      (3,782)
   Foreign currency
    translation adjustment         ---       ---       ---       ---       852       ---       ---         852
 Total comprehensive
  income                           ---       ---       ---       ---       ---       ---       ---     203,105
 Dividends on
  preferred stocks                 ---       ---       ---      (685)      ---       ---       ---        (685)
 Dividends on
  common stock                     ---       ---       ---   (82,574)      ---       ---       ---     (82,574)
 Issuance of common stock    4,869,433     4,869   105,662       ---       ---       ---       ---     110,531
Balance at
 December 31, 2004         118,586,065  $118,586  $863,449   $699,095 $(11,491) (359,281)  $(3,626) $1,666,013

The accompanying notes are an integral part of these consolidated financial statements.


                     MDU RESOURCES GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                   2004       2003       2002
                                                  (In thousands)
Operating activities:
  Net income                           $207,067   $175,324   $148,444
  Cumulative effect of accounting
   change                                   ---      7,589        ---
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion and
    amortization                        208,770    188,337    157,961
   Earnings, net of distributions,
    from equity method investments      (22,261)    (4,020)    (1,341)
   Deferred income taxes                 33,163     64,587     30,759
   Asset impairments                      6,106        ---        ---
   Changes in current assets and
    liabilities, net of
    acquisitions:
    Receivables                         (64,168)    (9,698)   (18,296)
    Inventories                         (23,799)   (13,023)     6,537
    Other current assets                  9,659    (13,383)    (5,562)
    Accounts payable                     30,319      2,748     11,600
    Other current liabilities            44,172     10,486     (9,499)
   Other noncurrent changes               4,043      9,450      5,728
  Net cash provided by operating
   activities                           433,071    418,397    326,331
Investing activities:
 Capital expenditures                  (337,688)  (313,053)  (276,776)
 Acquisitions, net of cash acquired     (37,138)  (132,653)   (92,657)
 Net proceeds from sale or
  disposition of property                20,518     14,439     16,217
 Investments                            (54,265)     2,491     (4,666)
 Proceeds from notes receivable          22,000      7,812      4,000
 Net cash used in investing
  activities                           (386,573)  (420,964)  (353,882)
Financing activities:
 Net change in short-term borrowings        ---    (20,000)    20,000
 Issuance of long-term debt              15,449    219,895    129,072
 Repayment of long-term debt            (38,021)  (105,740)   (82,523)
 Retirement of preferred stock              ---        ---       (100)
 Proceeds from issuance of
  common stock                           70,129        568     55,134
 Dividends paid                         (81,019)   (73,371)   (68,287)
 Net cash provided by (used in)
  financing activities                  (33,462)    21,352     53,296
Increase in cash and cash equivalents    13,036     18,785     25,745
Cash and cash equivalents --
 beginning of year                       86,341     67,556     41,811
Cash and cash equivalents --
 end of year                           $ 99,377   $ 86,341   $ 67,556

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of the Company include the accounts of the following businesses: electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production, construction materials and mining, independent power production, and other. The electric, natural gas distribution, and pipeline and energy services businesses are substantially all regulated. Utility services, natural gas and oil production, construction materials and mining, independent power production, and other are nonregulated. For further descriptions of the Company's businesses, see Note 13. The statements also include the ownership interests in the assets, liabilities and expenses of two jointly owned electric generating facilities.

The Company uses the equity method of accounting for certain investments. For more information on the Company's equity method investments, see Note 2.

The Company's regulated businesses are subject to various state and federal agency regulations. The accounting policies followed by these businesses are generally subject to the Uniform System of Accounts of the FERC. These accounting policies differ in some respects from those used by the Company's nonregulated businesses.

The Company's regulated businesses account for certain income and expense items under the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively, based on the expected regulatory treatment in future rates. The expected recovery or flowback of these deferred items generally is based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are being amortized consistently with the regulatory treatment established by the FERC and the applicable state public service commissions. See Note 4 for more information regarding the nature and amounts of these regulatory deferrals.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts

The Company's allowance for doubtful accounts as of December 31, 2004 and 2003, was $6.8 million and $8.1 million, respectively.

Natural gas in underground storage

Natural gas in underground storage for the Company's regulated operations is carried at cost using the last-in, first-out method. The portion of the cost of natural gas in underground storage expected to be used within one year was included in inventories and was $24.9 million and $19.6 million at December 31, 2004 and 2003, respectively. The remainder of natural gas in underground storage was included in other assets and was $43.3 million and $42.6 million at December 31, 2004 and 2003, respectively.

Inventories

Inventories, other than natural gas in underground storage for the Company's regulated operations, consisted primarily of aggregates held for resale of $71.0 million and $54.7 million, materials and supplies of $31.0 million and $27.2 million, and other inventories of $17.0 million and $12.6 million, as of December 31, 2004 and 2003, respectively. These inventories were stated at the lower of average cost or market.

Property, plant and equipment

Additions to property, plant and equipment are recorded at cost when first placed in service. Leased mineral rights at the Company's construction materials and mining business were reclassified from other intangible assets, net, to property, plant and equipment, as discussed in new accounting standards in this note. When regulated assets are retired, or otherwise disposed of in the ordinary course of business, the original cost of the asset is charged to accumulated depreciation. With respect to the retirement or disposal of all other assets, except for natural gas and oil production properties as described in natural gas and oil properties in this note, the resulting gains or losses are recognized as a component of income. The Company is permitted to capitalize an allowance for funds used during construction (AFUDC) on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, on certain construction projects associated with its other operations. The amount of AFUDC and interest capitalized was $6.2 million, $7.4 million and $7.6 million in 2004, 2003 and 2002, respectively. Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets, except for depletable reserves, which are depleted based on the units-of-production method based on recoverable deposits, and natural gas and oil production properties, which are amortized on the units-of-production method based on total reserves.

Property, plant and equipment at December 31, 2004 and 2003, was as follows:

                                                             Estimated
                                                           Depreciable
                                                                  Life
                                         2004        2003     in Years
                                 (Dollars in thousands, as applicable)
Regulated:
 Electric:
  Electric generation,
   distribution and
   transmission plant              $  650,902  $  639,893      4-50
 Natural gas distribution:
  Natural gas distribution plant      264,496     252,591      4-40
 Pipeline and energy services:
  Natural gas transmission,
  gathering and storage
  facilities                          358,853     340,841     8-104
Nonregulated:
 Utility services:
  Land                                  2,533       2,505       ---
  Buildings and improvements           10,257      10,123      3-40
  Machinery, vehicles and equipment    63,586      58,843      2-10
  Other                                 6,224       5,400      3-10
 Pipeline and energy services:
  Natural gas gathering
   and other facilities               132,067     119,613      3-20
  Energy services                       1,480       1,339      3-15
  Natural gas and oil production:
   Natural gas and oil properties     973,604     862,839         *
   Other                                9,021       8,518       3-7
  Construction materials and mining:
   Land                                91,610      89,545       ---
   Buildings and improvements          51,309      48,907      3-40
   Machinery, vehicles and equipment  658,355     569,295      1-23
   Construction in progress            16,545      14,392       ---
   Aggregate reserves                 372,649     358,260        **
  Independent power production:
   Electric generation                154,631     153,944     10-30
   Construction in progress            93,953      29,805       ---
   Land                                   375         375       ---
   Other                                1,643           3       3-7
 Other:
   Land                                 3,044       1,626       ---
   Other                               14,291      15,381      3-20
Less accumulated depreciation,
 depletion and amortization         1,358,723   1,187,105
Net property, plant and equipment  $2,572,705  $2,396,933

  * Amortized on the units-of-production method based on total proved reserves at an Mcf equivalent average rate of $.98, $.89, and $.80 for the years ended December 31, 2004, 2003 and 2002, respectively. Includes natural gas and oil production properties accounted for under the full-cost method, of which $69.0 million and $104.3 million were excluded from amortization at December 31, 2004 and 2003, respectively.
 ** Depleted on the units-of-production method based on recoverable deposits.

Impairment of long-lived assets

The Company reviews the carrying values of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. In the third quarter of 2004, the Company recognized a $2.1 million ($1.3 million after tax) adjustment reflecting the reduction in value of certain gathering facilities in the Gulf Coast region at the pipeline and energy services segment. No impairment losses were recorded in 2003 and 2002. Unforeseen events and changes in circumstances could require the recognition of other impairment losses at some future date.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In the third quarter of 2004, the Company recognized a goodwill impairment at the pipeline and energy services segment. For more information on the goodwill impairment and goodwill, see Note 3.

Natural gas and oil properties

The Company uses the full-cost method of accounting for its natural gas and oil production activities. Under this method, all costs incurred in the acquisition, exploration and development of natural gas and oil properties are capitalized and amortized on the units-of-production method based on total proved reserves.
Any conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of the properties with no gain or loss recognized. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net revenues of proved reserves based on single point-in-time spot market prices, as mandated under the rules of the SEC, and the cost of unproved properties. Future net revenue is estimated based on end-of-quarter spot market prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent noncash write-down is required to be charged to earnings in that quarter unless subsequent price changes eliminate or reduce an indicated write-down.

At December 31, 2004 and 2003, the Company's full-cost ceiling exceeded the Company's capitalized cost. However, sustained downward movements in natural gas and oil prices subsequent to December 31, 2004, could result in a future write-down of the Company's natural gas and oil properties.

The following table summarizes the Company's natural gas and oil properties not subject to amortization at December 31, 2004, in total and by year in which such costs were incurred:

                                          Year Costs Incurred
                                                                2001
                                                                 and
                         Total      2004    2003      2002     prior
                                        (In thousands)

Acquisition            $34,169   $ 6,708  $  481   $15,493   $11,487
Development             22,582    16,259   4,559     1,764       ---
Exploration              5,228     4,681     547       ---       ---
Capitalized interest     7,005     2,252   1,839     2,914       ---
Total costs not subject
  to amortization      $68,984   $29,900  $7,426   $20,171   $11,487

Costs not subject to amortization as of December 31, 2004, consisted primarily of lease acquisition costs, unevaluated drilling costs and capitalized interest associated with coalbed development in the Powder River Basin of Montana and Wyoming and an enhanced recovery development project in the Cedar Creek Anticline in southeastern Montana. The Company expects that the majority of these costs will be evaluated within the next five-year period and included in the amortization base as the properties are developed and evaluated and proved reserves are established or impairment is determined.

Revenue recognition

Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is probable. The Company recognizes utility revenue each month based on the services provided to all utility customers during the month. The Company recognizes construction contract revenue at its construction businesses using the percentage-of-completion method as discussed later. The Company recognizes revenue from natural gas and oil production activities only on that portion of production sold and allocable to the Company's ownership interest in the related well. Revenues at the independent power production operations are recognized based on electricity delivered and capacity provided, pursuant to contractual commitments and, where applicable, revenues are recognized under Emerging Issues Task Force Issue No. 91-6, "Revenue Recognition of Long-Term Power Sales Contracts," ratably over the terms of the related contract. The Company recognizes all other revenues when services are rendered or goods are delivered.

Percentage-of-completion method

The Company recognizes construction contract revenue from fixed price and modified fixed price construction contracts at its construction businesses using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. If a loss is anticipated on a contract, the loss is immediately recognized. Costs in excess of billings on uncompleted contracts of $31.9 million and $31.8 million at December 31, 2004 and 2003, respectively, represent revenues recognized in excess of amounts billed and were included in receivables, net. Billings in excess of costs on uncompleted contracts of $32.2 million and $20.4 million at December 31, 2004 and 2003, respectively, represent billings in excess of revenues recognized and were included in accounts payable. Also included in receivables, net, were amounts representing balances billed but not paid by customers under retainage provisions in contracts that amounted to $40.9 million and $34.3 million at December 31, 2004 and 2003, respectively, which are expected to be paid within one year or less.

Derivative instruments

The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The Company's policy prohibits the use of derivative instruments for speculating to take advantage of market trends and conditions, and the Company has procedures in place to monitor compliance with its policies. The Company is exposed to credit-related losses in relation to derivative instruments in the event of nonperformance by counterparties. The Company's policy requires that natural gas and oil price derivative instruments and interest rate derivative instruments not exceed a period of 24 months and foreign currency derivative instruments not exceed a 12-month period. The Company's policy requires settlement of natural gas and oil price derivative instruments monthly and all interest rate derivative transactions must be settled over a period that will not exceed 90 days, and any foreign currency derivative transaction settlement periods may not exceed a 12-month period. The Company has policies and procedures that management believes minimize credit-risk exposure. These policies and procedures include an evaluation of potential counterparties' credit ratings and credit exposure limitations. Accordingly, the Company does not anticipate any material effect to its financial position or results of operations as a result of nonperformance by counterparties.

Asset retirement obligations

In 2003, the Company adopted SFAS No. 143, which requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for the recorded amount or incurs a gain or loss. For more information on asset retirement obligations, see Note 8.

Natural gas costs recoverable or refundable through rate adjustments

Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments within a period ranging from 24 months to 28 months from the time such costs are paid. Natural gas costs recoverable through rate adjustments amounted to $15.5 million and $10.5 million at December 31, 2004 and 2003, respectively, which is included in prepayments and other current assets.

Insurance

Certain subsidiaries of the Company are insured for workers' compensation losses, subject to deductibles ranging up to $500,000 per occurrence. Automobile liability and general liability losses are insured, subject to deductibles ranging up to $500,000 per accident or occurrence. These subsidiaries have excess coverage above the primary automobile and general liability policies on a claims first-made basis beyond the deductible levels. The subsidiaries of the Company are retaining losses up to the deductible amounts accrued on the basis of estimates of liability for claims incurred and for claims incurred but not reported.

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

Common stock split

On August 14, 2003, the Company's Board of Directors approved a three-for-two common stock split. For more information on the common stock split, see Note 10.

Earnings per common share

Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding stock options, restricted stock grants and performance share awards.
For the years ended December 31, 2004, 2003 and 2002, 36,000 shares, 209,805 shares and 3,674,925 shares, respectively, with an average exercise price of $25.70, $24.56 and $20.08, respectively, attributable to the exercise of outstanding options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the years ended December 31, 2004, 2003 and 2002, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

Stock-based compensation

The Company has stock option plans for directors, key employees and employees. In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the years ended December 31, 2004 and 2003, was $18,000 and $41,000, respectively (after tax).

As permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," the Company accounts for stock options granted prior to January 1, 2003, under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for stock options granted prior to January 1, 2003, as the options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only. The following table illustrates the effect on earnings and earnings per common share for the years ended December 31, 2004, 2003 and 2002, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

                                         2004        2003       2002
                            (In thousands, except per share amounts)

Earnings on common stock, as
  reported                           $206,382    $174,607   $147,688
Stock-based compensation expense
  included in reported earnings,
  net of related tax effects               18          41        ---
Total stock-based compensation
  expense determined under fair
  value method for all awards,
  net of related tax effects              (62)     (2,139)    (2,862)
Pro forma earnings on common stock   $206,338    $172,509   $144,826

Earnings per common share -- basic --
  as reported:
  Earnings before cumulative effect
    of accounting change             $   1.77    $   1.64   $   1.39
  Cumulative effect of accounting
    change                                ---        (.07)       ---
Earnings per common share -- basic   $   1.77    $   1.57   $   1.39

Earnings per common share -- basic --
  pro forma:
  Earnings before cumulative effect
    of accounting change             $   1.77    $   1.62   $   1.36
  Cumulative effect of accounting
    change                                ---        (.07)       ---
Earnings per common share -- basic   $   1.77    $   1.55   $   1.36

Earnings per common share -- diluted
  -- as reported:
  Earnings before cumulative effect
    of accounting change             $   1.76    $   1.62   $   1.38
  Cumulative effect of accounting
    change                                ---        (.07)       ---
Earnings per common share --
  diluted                            $   1.76    $   1.55   $   1.38

Earnings per common share -- diluted
  -- pro forma:
  Earnings before cumulative effect
    of accounting change             $   1.76    $   1.60   $   1.36
  Cumulative effect of accounting
    change                                ---        (.07)       ---
Earnings per common share --
  diluted                            $   1.76    $   1.53   $   1.36

For more information on the Company's stock-based compensation, see Note 11.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as impairment testing of long-lived assets, goodwill and natural gas and oil properties; fair values of acquired assets and liabilities under the purchase method of accounting; natural gas and oil reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; the valuation of stock-based compensation; and the fair value of derivative instruments, including the fair value of an embedded derivative in the electric power sales contract related to an equity method investment in Brazil, as discussed in
Note 2. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash flow information

Cash expenditures for interest and income taxes were as follows:

Years ended December 31,                 2004       2003      2002
                                               (In thousands)
Interest, net of amount
  capitalized                         $50,236    $47,474   $37,788
Income taxes                          $50,487    $31,737   $60,988

Reclassifications

Certain reclassifications have been made in the financial statements for prior years to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

New accounting standards

FIN 46 (revised) --

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

FSP Nos. FAS 106-1 and FAS 106-2 --

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

During the second quarter of 2004, the Company adopted FSP No.
FAS 106-2 retroactive to the beginning of the year. The Company and its actuarial advisors determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D (the federal prescription drug benefit), and, accordingly, the Company expects to be entitled to a federal subsidy. The expected federal subsidy reduced the APBO at January 1, 2004, by approximately $3.2 million, and net periodic benefit cost for 2004 by approximately $285,000 (as compared with the amount calculated without considering the effects of the subsidy). In addition, the Company expects a reduction in future participation in the postretirement plans, which further reduced the APBO at January 1, 2004, by approximately $12.7 million and net periodic benefit cost for 2004 by approximately $1.3 million.

FSP Nos. FAS 141-1 and FAS 142-1 --

In April 2004, the FASB issued FSP Nos. FAS 141-1 and FAS 142-1. FSP Nos. FAS 141-1 and FAS 142-1 amend SFAS No. 141, "Business Combinations," and SFAS No. 142 to clarify that certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 be classified as tangible assets rather than intangible assets. The Company adopted FSP Nos. FAS 141-1 and FAS 142-1 in the second quarter of 2004. FSP Nos. FAS 141-1 and FAS 142-1 required reclassification of the Company's leasehold rights at its construction materials and mining operations from other intangible assets, net, to property, plant and equipment, as well as changes to Notes to Consolidated Financial Statements. FSP Nos. FAS 141-1 and FAS 142-1 affected the asset classification in the consolidated balance sheet and associated footnote disclosure only, so the reclassifications did not affect the Company's stockholders' equity, cash flows or results of operations.

FSP No. FAS 142-2 --

In September 2004, the FASB Staff issued FSP No. FAS 142-2. FSP No. FAS 142-2 indicates that the exception in SFAS No. 142 does not change the accounting prescribed in SFAS No. 19 including the balance sheet classification of drilling and mineral rights of oil and gas producing entities and, as a result, the contractual mineral rights should continue to be classified as part of property, plant and equipment. FSP No. FAS 142-2 did not have an effect on the Company's financial position, results of operations or cash flows.

SAB No. 106 --

In September 2004, the SEC issued SAB No. 106 which is an interpretation regarding the application of SFAS No. 143 by oil and gas producing companies following the full-cost accounting method. SAB No. 106 clarifies that the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full-cost ceiling calculation. SAB No. 106 also states that a company is expected to disclose in the financial statement footnotes and MD&A how the company's calculation of the ceiling test and depreciation, depletion and amortization are affected by the adoption of SFAS No. 143. SAB No. 106 shall be applied to all entities subject to SAB No. 106 as of the beginning of the first quarter after October 4, 2004. The adoption of SAB No. 106 is not expected to have a material effect on the Company's financial position or results of operations.

SFAS No. 123 (revised) --

In December 2004, the FASB issued SFAS No. 123 (revised). SFAS No. 123 (revised) revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the effects of the adoption of SFAS No. 123 (revised).

Comprehensive income

Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive income (loss) resulted from gains (losses) on derivative instruments qualifying as hedges, minimum pension liability adjustments and foreign currency translation adjustments. For more information on derivative instruments, see
Note 5.

The components of other comprehensive income (loss), and their related tax effects for the years ended December 31, 2004, 2003 and 2002, were as follows:
                                         2004        2003        2002
                                                (In thousands)

Other comprehensive income (loss):
 Net unrealized gain (loss) on
  derivative instruments
  qualifying as hedges:
  Net unrealized loss
   on derivative instruments
   arising during the period,
   net of tax of $2,734,
   $2,132 and $2,903 in 2004,
   2003 and 2002, respectively        $(4,367)    $(3,335)   $ (4,541)
  Less: Reclassification adjustment
   for gain (loss) on derivative
   instruments included in
   net income, net of tax of $2,132,
   $2,903 and $1,448 in 2004, 2003
   and 2002, respectively              (3,335)     (4,541)      2,218
 Net unrealized gain (loss) on
   derivative instruments qualifying
   as hedges                           (1,032)      1,206      (6,759)
 Minimum pension liability
   adjustment, net of tax of $2,406,
   $38 and $2,876 in 2004, 2003
   and 2002, respectively              (3,782)         21      (4,464)
  Foreign currency translation
   adjustment                             852       1,048        (799)
Total other comprehensive income
  (loss)                              $(3,962)    $ 2,275    $(12,022)

The after-tax components of accumulated other comprehensive loss as of December 31, 2004, 2003 and 2002, were as follows:

                                    Net
                             Unrealized
                                Loss on                                    Total
                             Derivative      Minimum      Foreign    Accumulated
                            Instruments      Pension     Currency          Other
                             Qualifying    Liability  Translation  Comprehensive
                              as Hedges   Adjustment   Adjustment           Loss
                                             (In thousands)
Balance at December 31, 2002   $(4,541)     $(4,464)      $ (799)      $ (9,804)
Balance at December 31, 2003   $(3,335)     $(4,443)      $  249       $ (7,529)
Balance at December 31, 2004   $(4,367)     $(8,225)      $1,101       $(11,491)

Note 2
Equity Method Investments

The Company has a number of equity method investments including MPX, Carib Power and Hartwell. The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. None of the Company's equity method investments have been impaired and, accordingly, no impairment losses have been recorded in the accompanying consolidated financial statements or related equity method investment balances.

MDU Brasil has a 49 percent interest in MPX, which was formed in August 2001 when MDU Brasil entered into a joint venture agreement with a Brazilian firm. MPX, through a wholly owned subsidiary, owns and operates the Termoceara Generating Facility in the Brazilian state of Ceara. Petrobras, the Brazilian state-controlled energy company, entered into a contract to purchase all of the capacity and market all of energy from the Termoceara Generating Facility. The first phase of the electric power sales contract with Petrobras for 110 megawatts expires in November 2007 and the portion of the contract for the remaining 110 megawatts expires in May 2008. Petrobras also is under contract to supply natural gas to the Termoceara Generating Facility during the term of the electric power sales contract. This natural gas supply contract is renewable by a wholly owned subsidiary of MPX for an additional 13 years.

During 2004, Petrobras initiated discussions with a number of owners of thermoelectric plants, including MPX, regarding a possible renegotiation of their related power purchase agreements or buyout of the generating plants. On January 13, 2005, Petrobras obtained a Brazilian court order permitting it to cease making monthly capacity payments to MPX and to instead deposit the payments into a court account until the matter is resolved. On February 2, 2005, the court revoked its January 13, 2005, order and stated that MPX could withdraw the amounts deposited by Petrobras. This decision was upheld on appeal on February 17, 2005. Under the existing contract, Petrobras agreed to jointly market all of the facility's energy, and in the event that the facility's revenues are insufficient to cover its costs during certain periods, to make certain monthly contingency payments. Petrobras has stated that, because of structural changes in the Brazilian electric power markets since the contract was signed in 2001, the contingency payments had become permanent payment obligations entitling Petrobras to renegotiate the contract. The contract contains a dispute resolution provision which creates a 30-day period for accelerated negotiations. In the event that the parties do not reach agreement during the 30-day period, the dispute would be resolved in arbitration.

The Termoceara Generating Facility generates electricity based upon economic dispatch and available gas supplies. Under current conditions, including, in particular, existing constraints in the region's gas supply infrastructure, the Company does not expect the facility to generate a significant amount of energy at least through 2006.

The functional currency for the Termoceara Generating Facility is the Brazilian Real. The electric power sales contract with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the gain (loss) from the change in fair value of the embedded derivative in the electric power sales contract and the Company's 49 percent share of the foreign currency gain (loss) resulting from an increase (decrease) in value of the Brazilian Real versus the U.S. dollar for the years ended December 31, were as follows:

                                     2004      2003        2002
                                          (In thousands)
Company's 49 percent share of
 the gain (loss) from the
 change in fair value of the
 embedded derivative in the
 electric power sales
 contract (after tax)              $2,451  $(11,282)    $13,592

Company's 49 percent share of
 the foreign currency gain
 (loss) resulting from the
 change in value of the
 Brazilian Real versus
 the U.S. dollar (after tax)       $1,871  $  2,757    $ (9,392)

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX. For more information on this guarantee, see Note 18.

On February 26, 2004, Centennial International acquired 49.99 percent of Carib Power. Carib Power, through a wholly owned subsidiary, owns a 225-megawatt natural gas-fired electric generating facility located in Trinidad and Tobago. The Trinity Generating Facility sells its output to the T&TEC, the governmental entity responsible for the transmission, distribution and administration of electrical power to the national electrical grid of Trinidad and Tobago. The power purchase agreement expires in September 2029. T&TEC also is under contract to supply natural gas to the Trinity Generating Facility during the term of the power purchase contract. The functional currency for the Trinity Generating Facility is the U.S. dollar.

On September 28, 2004, Centennial Resources, through wholly owned subsidiaries, acquired a 50-percent ownership interest in a 310-megawatt natural gas-fired electric generating facility. This facility is located in Hartwell, Georgia. The Hartwell Generating Facility sells its output under a power purchase agreement with Oglethorpe that expires in May 2019. American National Power, a wholly owned subsidiary of International Power of the United Kingdom, holds the remaining 50-percent ownership interest and is the operating partner for the facility.

At December 31, 2004, MPX, Carib Power and Hartwell had total assets of $334.2 million and long-term debt of $224.9 million.
The Company's investment in the Termoceara, Trinity and Hartwell Generating Facilities was approximately $65.7 million, including undistributed earnings of $26.6 million at December 31, 2004. The Company's investment in the Termoceara Generating Facility was approximately $25.2 million, including undistributed earnings of $4.6 million at December 31, 2003.

Note 3
Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended
December 31, 2004, were as follows:

                              Balance    Goodwill  Goodwill       Balance
                                as of    Acquired  Impaired         as of
                           January 1,      During    During  December 31,
                                 2004   the Year*  the Year          2004
                                            (In thousands)

Electric                     $    ---      $  ---   $   ---      $    ---
Natural gas
 distribution                     ---         ---       ---           ---
Utility services               62,604          28       ---        62,632
Pipeline and energy
 services                       9,494         ---    (4,030)        5,464
Natural gas and oil
 production                       ---         ---       ---           ---
Construction materials
 and mining                   120,198         254       ---       120,452
Independent power production    7,131       4,064       ---        11,195
Other                             ---         ---       ---           ---
Total                        $199,427      $4,346   $(4,030)     $199,743

* Includes purchase price adjustments related to acquisitions acquired in a prior period.

The changes in the carrying amount of goodwill for the year ended
December 31, 2003, were as follows:

                                Balance    Goodwill        Balance
                                  as of    Acquired          as of
                             January 1,      During   December 31,
                                   2003   the Year*           2003
                                        (In thousands)

Electric                       $    ---      $  ---       $    ---
Natural gas
 distribution                       ---         ---            ---
Utility services                 62,487         117         62,604
Pipeline and energy
 services                         9,494         ---          9,494
Natural gas and oil
 production                         ---         ---            ---
Construction materials
 and mining                     111,887       8,311        120,198
Independent power production      7,131         ---          7,131
Other                               ---         ---            ---
Total                          $190,999      $8,428       $199,427

* Includes purchase price adjustments related to acquisitions acquired in a prior period.

Innovatum, which specializes in cable and pipeline magnetization and location, developed a hand-held locating device that can detect both magnetic and plastic materials, including unexploded ordnance. Innovatum was working with, and had demonstrated the device to, a Department of Defense contractor and had also met with individuals from the Department of Defense, to discuss the possibility of using the hand-held locating device in their operations. In the third quarter of 2004, after communications with the Department of Defense, and delays in further testing resulting from a Department of Defense request to enhance the hand-held locating device, Innovatum decreased its expected future cash flows from the hand-held locating device. This decrease, coupled with the continued downturn in the telecommunications and energy industries, resulted in a revised earnings forecast for Innovatum, and as a result, a goodwill impairment loss of $4.0 million
(before and after tax), which was included in asset impairments, was recognized in the third quarter of 2004. Innovatum, a reporting unit for goodwill impairment testing, is part of the pipeline and energy services segment. The fair value of Innovatum was estimated using the expected present value of future cash flows.

As discussed in Note 1, the Company reclassified its leasehold rights at its construction materials and mining operations from other intangible assets, net, to property, plant and equipment.

Other intangible assets at December 31, 2004 and 2003 were as follows:

                                              2004        2003
                                              (In thousands)
Amortizable intangible assets:
  Acquired contracts                       $15,041     $12,656
  Accumulated amortization                  (5,013)     (1,944)
                                            10,028      10,712
  Noncompete agreements                     10,575      12,075
  Accumulated amortization                  (8,186)     (9,690)
                                             2,389       2,385
  Other                                      9,535       5,078
  Accumulated amortization                    (534)       (321)
                                             9,001       4,757
Unamortizable intangible assets                851         960
Total                                      $22,269     $18,814

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

Amortization expense for amortizable intangible assets for the years ended December 31, 2004, 2003 and 2002, was $3.8 million, $2.2 million and $757,000, respectively. Estimated amortization expense for amortizable intangible assets is $2.8 million in 2005, $2.0 million in 2006, 2007 and 2008, $1.9 million in 2009 and
$10.7 million thereafter.

Note 4
Regulatory Assets and Liabilities

The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

                                              2004        2003
                                               (In thousands)
Regulatory assets:
 Deferred income taxes                    $ 39,212    $ 37,072
 Natural gas costs recoverable
  through rate adjustments                  15,534      10,519
 Plant costs                                12,838       2,697
 Long-term debt refinancing costs            3,531       4,519
 Postretirement benefit costs                  507         562
 Other                                       7,225       7,159
Total regulatory assets                     78,847      62,528
Regulatory liabilities:
 Plant removal and decommissioning costs    78,525      76,176
 Liabilities for regulatory matters         18,853      11,970
 Taxes refundable to customers              15,660      18,973
 Deferred income taxes                      15,192      10,663
 Other                                       3,676         658
Total regulatory liabilities               131,906     118,440
Net regulatory position                   $(53,059)   $(55,912)

As of December 31, 2004, a large portion of the Company's regulatory assets, other than certain deferred income taxes, was being reflected in rates charged to customers and is being recovered over the next one to 18 years.

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

Note 5
Derivative Instruments

Derivative instruments (including certain derivative instruments embedded in other contracts) are required to be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset the related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

In the event a derivative instrument being accounted for as a cash flow hedge does not qualify for hedge accounting because it is no longer highly effective in offsetting changes in cash flows of a hedged item; if the derivative instrument expires or is sold, terminated or exercised; if management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate, hedge accounting will be discontinued, and the derivative instrument would continue to be carried at fair value with changes in its fair value recognized in earnings. In these circumstances, the net gain or loss at the time of discontinuance of hedge accounting would remain in accumulated other comprehensive income (loss) until the period or periods during which the hedged forecasted transaction affects earnings, at which time the net gain or loss would be reclassified into earnings. In the event a cash flow hedge is discontinued because it is unlikely that a forecasted transaction will occur, the derivative instrument would continue to be carried on the balance sheet at its fair value, and gains and losses that had accumulated in other comprehensive income (loss) would be recognized immediately in earnings. In the event of a sale, termination or extinguishment of a foreign currency derivative, the resulting gain or loss would be recognized immediately in earnings. The Company's policy requires approval to terminate a derivative instrument prior to its original maturity.

As of December 31, 2004, Fidelity held derivative instruments designated as cash flow hedging instruments.

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

For the years ended December 31, 2004, 2003 and 2002, the amount of hedge ineffectiveness, which was included in operating revenues, was immaterial. For the years ended December 31, 2004, 2003 and 2002, Fidelity did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of December 31, 2004, the maximum term of Fidelity's swap and collar agreements, in which Fidelity is hedging its exposure to the variability in future cash flows for forecasted transactions, is 12 months. Fidelity estimates that over the next 12 months, net losses of approximately $4.4 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

Note 6
Fair Value of Other Financial Instruments

The estimated fair value of the Company's long-term debt is based on quoted market prices of the same or similar issues. The estimated fair values of the Company's natural gas and oil price swap and collar agreements were included in current liabilites at December 31, 2004 and 2003. The estimated fair values of the Company's natural gas and oil price swap and collar agreements reflect the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts.

The estimated fair value of the Company's long-term debt and natural gas and oil price swap and collar agreements at December 31 was as follows:

                                  2004                    2003
                         Carrying        Fair    Carrying        Fair
                           Amount       Value      Amount       Value
                                          (In thousands)
Long-term debt           $945,487    $992,172    $967,096  $1,012,547
Natural gas and oil
 price swap and
 collar agreements       $ (7,101)   $ (7,101)   $ (5,467) $   (5,467)

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities
(excluding unsettled derivative instruments) approximate their fair values because of their short-term nature.

Note 7
Long-term Debt and Indenture Provisions

Long-term debt outstanding at December 31 was as follows:

                                                      2004      2003
                                                      (In thousands)
First mortgage bonds and notes:
  Pollution Control Refunding Revenue
    Bonds, Series 1992,
    6.65%, due June 1, 2022                       $ 20,850  $ 20,850
  Secured Medium-Term Notes,
    Series A, at a weighted
    average rate of 7.75%, due on
    dates ranging from April 1, 2007
    to April 1, 2012                                95,000   110,000
  Senior Note, 5.98%, due December 15, 2033         30,000    30,000
Total first mortgage bonds and notes               145,850   160,850
Senior notes at a weighted
  average rate of 6.23%, due on
  dates ranging from January 18, 2005
  to July 1, 2019                                  728,500   718,000
Commercial paper at a weighted average
  rate of 2.28%, supported by revolving
  credit agreements                                 63,000    72,500
Term credit agreements at a weighted
  average rate of 6.68%, due on dates
  ranging from January 25, 2005
  to December 1, 2013                                8,172    14,286
Pollution control note obligation,
  6.20%, paid in 2004                                  ---     1,500
Discount                                               (35)      (40)
Total long-term debt                               945,487   967,096
Less current maturities                             72,046    27,646
Net long-term debt                                $873,441  $939,450

The amounts of scheduled long-term debt maturities for the five years and thereafter following December 31, 2004, aggregate $72.0 million in 2005; $138.8 million in 2006; $132.9 million in 2007; $161.3 million in 2008; $86.9 million in 2009 and $353.6 million thereafter.

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2004.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $90 million at December 31, 2004. There were no amounts outstanding under the credit agreement at December 31, 2004 and 2003. The credit agreement supports the Company's $75 million commercial paper program. Under the Company's commercial paper program, $37.0 million and $40.0 million were outstanding at December 31, 2004 and 2003, respectively, which was classified as long-term debt. The commercial paper borrowings classified as long-term debt are intended to be refinanced on a long-term basis through continued commercial paper borrowings and as further supported by the credit agreement, which expires on July 18, 2006.

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. MDU Resources was in compliance with these covenants and met the required conditions at December 31, 2004.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require MDU Resources to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of December 31, 2004, the Company could have issued approximately $343 million of additional first mortgage bonds.

Approximately $419.7 million of the Company's net electric and natural gas distribution properties at December 31, 2004, with certain exceptions, are subject to the lien of the Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and Douglas J. MacInnes, successor trustee, and are subject to the junior lien of the Indenture dated as of December 15, 2003, as supplemented, from the Company to The Bank of New York, as trustee.

Centennial Energy Holdings, Inc.

Centennial has three revolving credit agreements with various banks and institutions that support $335 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at December 31, 2004 or 2003. Under the Centennial commercial paper program, $26.0 million and $32.5 million were outstanding at December 31, 2004 and 2003, respectively. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. One of these credit agreements is for $300 million and expires on August 17, 2007, and another agreement is for $25 million and expires on April 30, 2007. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities. The third agreement is an uncommitted line for $10 million, which was effective on January 25, 2005, and may be terminated by the bank at any time.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $400 million. Under the terms of the master shelf agreement, $384.0 million was outstanding at December 31, 2004 and 2003. The ability to request additional borrowings under this master shelf agreement expires on February 28, 2005. The Company is in discussion regarding potential renewal of this facility. The amount outstanding under the uncommitted long-term master shelf agreement is included in senior notes in the preceding long-term debt table.

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at December 31, 2004.

Certain of Centennial's financing agreements contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the applicable agreements, will be in default. Certain of Centennial's financing agreements and Centennial's practice limit the amount of subsidiary indebtedness.

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at December 31, 2004 and 2003. The ability to request additional borrowings under this master shelf agreement expires on December 20, 2005.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at December 31, 2004.

Note 8
Asset Retirement Obligations

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

A reconciliation of the Company's liability, which is included in other liabilities, for the years ended December 31 was as follows:

                                                  2004       2003
                                                   (In thousands)

Balance at beginning of year                   $34,633    $29,997
Liabilities incurred                             3,718      2,405
Liabilities acquired                               178      1,803
Liabilities settled                             (2,286)    (1,555)
Accretion expense                                1,931      1,906
Revisions in estimates                            (824)        77
Balance at end of year                         $37,350    $34,633

The fair value of assets that are legally restricted for purposes of settling asset retirement obligations at December 31, 2004 and 2003, was $5.2 million and $5.1 million, respectively.

Note 9
Preferred Stocks

Preferred stocks at December 31 were as follows:

                                                     2004        2003
                                               (Dollars in thousands)
Authorized:
  Preferred --
    500,000 shares, cumulative,
      par value $100, issuable in series
  Preferred stock A --
    1,000,000 shares, cumulative, without par
      value, issuable in series (none outstanding)
  Preference --
    500,000 shares, cumulative, without par
      value, issuable in series (none outstanding)
Outstanding:
  4.50% Series -- 100,000 shares                  $10,000     $10,000
  4.70% Series -- 50,000 shares                     5,000       5,000
Total preferred stocks                            $15,000     $15,000

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

Note 10
Common Stock

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

The Company's Dividend Reinvestment and Direct Stock Purchase Plan (Stock Purchase Plan) provides interested investors the opportunity to make optional cash investments and to reinvest all or a percentage of their cash dividends in shares of the Company's common stock. The Company's 401(k) Retirement Plan (K-Plan) is partially funded with the Company's common stock. Since January 1, 2002, the Stock Purchase Plan and K-Plan, with respect to Company stock, have been funded by the purchase of shares of common stock on the open market. At December 31, 2004, there were
12.1 million shares of common stock reserved for original issuance under the Stock Purchase Plan and K-Plan.

In 1998, the Company's Board of Directors declared, pursuant to a stockholders' rights plan, a dividend of one preference share purchase right (right) for each outstanding share of the Company's common stock. Each right becomes exercisable, upon the occurrence of certain events, for two-thirds of one one-thousandth of a share of Series B Preference Stock of the Company, without par value, at an exercise price of $125, subject to certain adjustments. The rights are currently not exercisable and will be exercisable only if a person or group (acquiring person) either acquires ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 15 percent or more. In the event the Company is acquired in a merger or other business combination transaction or 50 percent or more of its consolidated assets or earnings power are sold, each right entitles the holder to receive, upon the exercise thereof at the then current exercise price of the right multiplied by the number of two-thirds of one one-thousandth of a Series B Preference Stock for which a right is then exercisable, in accordance with the terms of the rights agreement, such number of shares of common stock of the acquiring person having a market value of twice the then current exercise price of the right. The rights, which expire on December 31, 2008, are redeemable in whole, but not in part, for a price of $.00667 per right, at the Company's option at any time until any acquiring person has acquired 15 percent or more of the Company's common stock.

Note 11
Stock-based Compensation

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

For a discussion of the adoption of SFAS No. 123 and the effect on earnings and earnings per common share for the years ended
December 31, 2004, 2003 and 2002, as if the Company had applied
SFAS No. 123, and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant, see Note 1.

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

A summary of the status of the stock option plans at December 31, 2004, 2003 and 2002, and changes during the years then ended were as follows:

                            2004               2003               2002
                              Weighted           Weighted           Weighted
                               Average            Average            Average
                              Exercise           Exercise           Exercise
                        Shares   Price     Shares   Price     Shares   Price
Balance at
 beginning of year   4,182,456  $19.09  4,861,268  $18.58  5,208,311  $18.60
Granted                    ---     ---     27,015   17.29    160,605   19.15
Forfeited             (382,942)  19.64   (188,486)  20.05   (453,840)  19.77
Exercised           (1,237,830)  18.49   (517,341)  13.88    (53,808)  12.20
Balance at end
 of year             2,561,684   19.29  4,182,456   19.09  4,861,268   18.58
Exercisable at
 end of year         1,700,223  $18.73    611,404  $15.06  1,135,050  $14.56

Summarized information about stock options outstanding and exercisable as of December 31, 2004, was as follows:

                          Options Outstanding             Options Exercisable
                                  Remaining   Weighted               Weighted
                                Contractual    Average                Average
Range of                  Number       Life   Exercise       Number  Exercise
Exercisable Prices   Outstanding   in Years      Price   Exercisable    Price

$ 8.22 - 13.00            11,076        2.3     $10.69        11,076   $10.69
 13.01 - 17.00           374,050        3.4      14.20       371,404    14.19
 17.01 - 21.00         1,977,433        6.2      19.77     1,243,108    19.78
 21.01 - 25.70           199,125        6.2      24.55        74,635    24.97
Balance at end of year 2,561,684        5.8      19.29     1,700,223    18.73

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted and the assumptions used to estimate the fair value of options were as follows:

                                            2004       2003       2002

Weighted average fair value of options
  at grant date                              ---      $4.67      $5.38
Weighted average risk-free interest rate     ---       3.91%      5.14%
Weighted average expected price volatility   ---      32.28%     30.80%
Weighted average expected dividend yield     ---       3.43%      3.43%
Expected life in years                       ---          7          7

In addition, prior to 2002 the Company granted restricted stock awards under a long-term incentive plan and deferred compensation agreements. The restricted stock awards granted vest to the participants at various times ranging from one year to nine years from date of issuance, but certain grants may vest early based upon the attainment of certain performance goals or upon a change in control of the Company. The Company also has granted stock awards totaling 35,205 shares, 31,855 shares and 21,390 shares in 2004, 2003 and 2002, respectively, under a nonemployee director stock compensation plan. The weighted average grant date fair value of the stock grants was $23.61, $21.40 and $19.20, in 2004, 2003 and 2002, respectively. Nonemployee directors may receive shares of common stock instead of cash in payment for directors' fees under the nonemployee director stock compensation plan. Compensation expense recognized for restricted stock grants and stock grants was $3.4 million, $4.8 million and $5.2 million in 2004, 2003 and 2002, respectively.

In 2004 and 2003, key employees of the Company were awarded performance share awards. Entitlement to performance shares is based on the Company's total shareholder return over designated performance periods as measured against a selected peer group. Target grants of performance shares were made for the following performance periods:

                                                    Target Grant
Grant Date              Performance Period             of Shares
February 2003               2003-2004                     59,224
February 2003               2003-2005                     54,180
February 2004               2004-2006                    189,337

Participants may earn additional performance shares if the Company's total shareholder return exceeds that of the selected peer group. The final value of the performance units may vary according to the number of shares of Company stock that are ultimately granted based on the performance criteria. Compensation expense recognized for the performance share awards for the years ended December 31, 2004 and 2003, was $2.5 million and $879,000, respectively.

The Company is authorized to grant options, restricted stock and stock for up to 14.7 million shares of common stock and has granted options, restricted stock and stock on 5.8 million shares through December 31, 2004.

Note 12
Income Taxes

The components of income before income taxes for each of the years ended December 31 were as follows:

                                     2004        2003         2002
                                            (In thousands)

United States                    $280,764    $278,143     $233,536
Foreign                            20,277       3,342        1,138
Income before income taxes       $301,041    $281,485     $234,674

Income tax expense for the years ended December 31 was as follows:

                                       2004      2003      2002
                                             (In thousands)
Current:
  Federal                           $47,625   $26,313   $46,389
  State                              12,231     7,408     9,082
  Foreign                               955       264       ---
                                     60,811    33,985    55,471
Deferred:
  Income taxes --
    Federal                          28,556    55,660    26,373
    State                             5,422     9,861     4,632
    Foreign                            (223)     (338)      338
  Investment tax credit                (592)     (596)     (584)
                                     33,163    64,587    30,759
Total income tax expense            $93,974   $98,572   $86,230

Components of deferred tax assets and deferred tax liabilities recognized at December 31 were as follows:

                                        2004            2003
                                           (In thousands)
Deferred tax assets:
  Regulatory matters               $  39,212       $  37,072
  Accrued pension costs               18,754          12,122
  Asset retirement obligations        12,197           7,017
  Deferred compensation                9,938           9,090
  Bad debts                            2,266           3,188
  Deferred investment tax credit         724             954
  Other                               29,237          21,269
Total deferred tax assets            112,328          90,712
Deferred tax liabilities:
  Depreciation and basis differences
    on property, plant and equipment 450,237         406,589
  Basis differences on natural gas
    and oil producing properties     124,788         105,826
  Regulatory matters                  15,192          10,663
  Other                               13,826           9,309
Total deferred tax liabilities       604,043         532,387
Net deferred income tax liability  $(491,715)      $(441,675)

As of December 31, 2004 and 2003, no valuation allowance has been recorded associated with the above deferred tax assets.

The following table reconciles the change in the net deferred income tax liability from December 31, 2003, to December 31, 2004, to deferred income tax expense:

                                                             2004
                                                   (In thousands)
Change in net deferred income tax
  liability from the preceding table                     $ 50,040
Deferred taxes associated with acquisitions               (16,189)
Other                                                        (688)
Deferred income tax expense for the period               $ 33,163

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,           2004            2003            2002
                            Amount       %   Amount      %    Amount     %
                                    (Dollars in thousands)
Computed tax at federal
  statutory rate           $105,364   35.0  $98,520   35.0   $82,136  35.0
Increases (reductions)
  resulting from:
  State income taxes,
    net of federal
    income tax benefit       11,468    3.8   11,857   4.2     10,279   4.4
  Audit resolution           (8,818)  (2.9)     ---   ---        ---   ---
  Foreign operations         (5,648)  (1.9)    (832)  (.3)       177   ---
  Depletion allowance        (3,418)  (1.2)  (3,117) (1.1)    (2,200)  (.9)
  Renewable electricity
    production credit        (3,404)  (1.1)  (3,395) (1.2)       ---   ---
  Other items                (1,570)   (.5)  (4,461) (1.6)    (4,162) (1.8)
Total income tax expense   $ 93,974   31.2  $98,572  35.0    $86,230  36.7

In 2004, the Company resolved federal and related state income tax matters for the 1998 through 2000 tax years. The Company reflected the effects of this tax resolution and, in addition, reversed liabilities that had previously been provided and were deemed to be no longer required, which resulted in a benefit of $8.3 million (after tax), including interest.

The Company considers earnings from its foreign equity method investment in a natural gas-fired electric generating facility in Brazil to be reinvested indefinitely outside of the United States and, accordingly, no U.S. deferred income taxes are recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The cumulative undistributed earnings at December 31, 2004, were approximately $22 million. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $5 million.

The Company has evaluated the repatriation provisions of the American Jobs Creation Act of 2004 (Act), which was enacted on October 22, 2004. The provisions of the Act permit corporations to elect an 85-percent deduction for certain qualifying dividends received during 2005 from controlled foreign corporations. The deduction is only available to the extent that the dividend is in excess of an historical base-period average and if the dividend is invested in the United States pursuant to a qualifying domestic investment plan. At this time, the Company does not anticipate that it will be receiving dividends qualifying for this election during 2005.

Note 13
Business Segment Data

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. Prior to the fourth quarter of 2004, the Company reported six reportable segments consisting of electric, natural gas distribution, utility services, pipeline and energy services, natural gas and oil production and construction materials and mining. The independent power production and other operations did not individually meet the criteria to be considered a reportable segment. In the fourth quarter of 2004, the Company separated independent power production as a reportable business segment due to the significance of its operations. The Company's operations are now conducted through seven reportable segments and all prior period information has been restated to reflect this change.

The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and Trinidad and Tobago, as discussed in Note 2.

The electric segment generates, transmits and distributes electricity, and the natural gas distribution segment distributes natural gas. These operations also supply related value-added products and services in the northern Great Plains. The utility services segment specializes in electrical line construction, pipeline construction, inside electrical wiring and cabling, and the manufacture and distribution of specialty equipment. The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating. The natural gas and oil production segment is engaged in natural gas and oil acquisition, exploration, development and production activities, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico. The construction materials and mining segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt and other value-added products, as well as performs integrated construction services, in the central and western United States and in the states of Alaska and Hawaii. The independent power production segment owns, builds and operates electric generating facilities in the United States and has investments in domestic and international natural resource-based projects. Electric capacity and energy produced at its power plants are sold primarily under mid- and long-term contracts to nonaffiliated entities.

The information below follows the same accounting policies as described in the Summary of Significant Accounting Policies.
Information on the Company's businesses as of December 31 and for the years then ended was as follows:

                                               2004         2003         2002
                                                       (In thousands)
External operating revenues:
  Electric                               $  178,803   $  178,562   $  162,616
  Natural gas distribution                  316,120      274,608      186,569
  Pipeline and energy services              281,913      187,892      110,224
                                            776,836      641,062      459,409
  Utility services                          425,250      434,177      458,660
  Natural gas and oil production            152,486      140,281      148,158
  Construction materials and mining       1,321,626    1,104,408      962,312
  Independent power production               43,059       32,261        2,998
  Other                                         ---          ---          ---
                                          1,942,421    1,711,127    1,572,128
Total external operating revenues        $2,719,257   $2,352,189   $2,031,537

Intersegment operating revenues:
  Electric                               $      ---   $      ---   $      ---
  Natural gas distribution                      ---          ---          ---
  Utility services                            1,571          ---          ---
  Pipeline and energy services               75,316       64,300       55,034
  Natural gas and oil production            190,354      124,077       55,437
  Construction materials and mining             535          ---          ---
  Independent power production                  ---          ---          ---
  Other                                       4,423        2,728        3,778
  Intersegment eliminations                (272,199)    (191,105)    (114,249)
Total intersegment
  operating revenues                     $      ---   $      ---   $      ---

Depreciation, depletion and
 amortization:
  Electric                               $   20,199   $   20,150   $   19,537
  Natural gas distribution                    9,329       10,044        9,940
  Utility services                           11,113       10,353        9,871
  Pipeline and energy services               17,804       15,016       14,846
  Natural gas and oil production             70,823       61,019       48,714
  Construction materials and mining          69,644       63,601       54,334
  Independent power production                9,587        7,860          444
  Other                                         271          294          275
Total depreciation, depletion
  and amortization                       $  208,770   $  188,337   $  157,961

Interest expense:
  Electric                               $    9,116   $    8,013   $    7,621
  Natural gas distribution                    4,292        3,936        4,364
  Utility services                            3,442        3,668        3,568
  Pipeline and energy services                9,262        7,952        7,670
  Natural gas and oil production              7,552        4,767        2,464
  Construction materials and mining          20,646       18,747       18,422
  Independent power production                4,354        5,850        1,100
  Other                                         (70)          15           22
  Intersegment eliminations                  (1,157)        (154)        (216)
Total interest expense                   $   57,437   $   52,794   $   45,015

Income taxes:
  Electric                               $    4,303   $    9,862   $    9,501
  Natural gas distribution                   (3,883)       1,823       (1,325)
  Utility services                           (3,345)       3,905        4,781
  Pipeline and energy services                7,445       11,188       12,462
  Natural gas and oil production             61,261       42,993       30,604
  Construction materials and mining          26,674       28,168       29,415
  Independent power production                1,249          257          406
  Other                                         270          376          386
Total income taxes                       $   93,974   $   98,572   $   86,230

Cumulative effect of accounting
 change (Note 8):
  Electric                               $      ---   $      ---   $      ---
  Natural gas distribution                      ---          ---          ---
  Utility services                              ---          ---          ---
  Pipeline and energy services                  ---          ---          ---
  Natural gas and oil production                ---       (7,740)         ---
  Construction materials and mining             ---          151          ---
  Independent power production                  ---          ---          ---
  Other                                         ---          ---          ---
Total cumulative effect of
  accounting change                      $      ---   $   (7,589)  $      ---

Earnings on common stock:
  Electric                               $   12,790   $   16,950   $   15,780
  Natural gas distribution                    2,182        3,869        3,587
  Utility services                           (5,650)       6,170        6,371
  Pipeline and energy services                8,944       18,158       19,097
  Natural gas and oil production            110,779       63,027       53,192
  Construction materials and mining          50,707       54,412       48,702
  Independent power production               26,309       11,415          307
  Other                                         321          606          652
Total earnings on common stock           $  206,382   $  174,607   $  147,688

Capital expenditures:
  Electric                               $   18,767   $   28,537   $   27,795
  Natural gas distribution                   17,384       15,672       11,044
  Utility services                            8,470        7,820       17,242
  Pipeline and energy services               38,282       93,004       21,449
  Natural gas and oil production            111,506      101,698      136,424
  Construction materials and mining         133,080      128,487      106,893
  Independent power production               76,246      110,963       89,621
  Other                                       4,215        1,895        6,127
  Net proceeds from sale or
   disposition of property                  (20,518)     (14,439)     (16,217)
Total net capital expenditures           $  387,432   $  473,637   $  400,378

Identifiable assets:
  Electric*                              $  323,819   $  327,899   $  322,475
  Natural gas distribution*                 252,582      234,948      208,502
  Utility services                          230,955      221,824      230,888
  Pipeline and energy services              447,302      405,904      312,858
  Natural gas and oil production            685,610      602,389      554,420
  Construction materials and mining       1,345,547    1,248,607    1,137,697
  Independent power production              349,752      241,918      130,867
  Other**                                    97,954       97,103       99,214
Total identifiable assets                $3,733,521   $3,380,592   $2,996,921

Property, plant and equipment:
  Electric*                              $  650,902   $  639,893   $  619,230
  Natural gas distribution*                 264,496      252,591      244,930
  Utility services                           82,600       76,871       70,660
  Pipeline and energy services              492,400      461,793      372,420
  Natural gas and oil production            982,625      871,357      755,788
  Construction materials and mining       1,190,468    1,080,399      976,751
  Independent power production              250,602      184,127       79,373
  Other                                      17,335       17,007       15,152
  Less accumulated depreciation,
   depletion and amortization             1,358,723    1,187,105    1,026,932
Net property, plant and equipment        $2,572,705   $2,396,933   $2,107,372

 * Includes allocations of common utility property.
** Includes assets not directly assignable to a business
   (i.e., cash and cash equivalents, certain accounts receivable and other miscellaneous current and deferred assets).

Excluding the asset impairments at the pipeline and energy services segment of $5.3 million (after tax), earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from utility services, natural gas and oil production, construction materials and mining, independent power production, and other are all from nonregulated operations. Capital expenditures for 2004, 2003 and 2002, related to acquisitions, in the preceding table included the following noncash transactions: issuance of the Company's equity securities of $33.1 million, $42.4 million and $47.2 million in 2004, 2003 and 2002, respectively.

Note 14
Acquisitions

In 2004, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Hawaii, Idaho, Iowa and Minnesota and an independent power production operating and development company in Colorado. The total purchase consideration for these businesses and adjustments with respect to certain other acquisitions acquired prior to 2004, consisting of the Company's common stock and cash, was $70.3 million.

In 2003, the Company acquired a number of businesses, none of which was individually material, including construction materials and mining businesses in Montana, North Dakota and Texas and a wind-powered electric generating facility in California. The total purchase consideration for these businesses and adjustments with respect to certain other acquisitions acquired in 2002, consisting of the Company's common stock and cash, was $175.0 million.

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

In April 2000, Fidelity purchased substantially all of the assets of Preston Reynolds & Co., Inc. (Preston), a coalbed natural gas development operation based in Colorado with related oil and gas leases and properties in Montana and Wyoming. Pursuant to the asset purchase and sale agreement, Preston could, but was not obligated to purchase, acquire and own an undivided 25 percent working interest (Seller's Option Interest) in certain oil and gas leases or properties acquired and/or generated by Fidelity. Fidelity had the right, but not the obligation, to purchase the Seller's Option Interest from Preston for an amount as specified in the agreement. In July 2002, Fidelity purchased the Seller's Option Interest.

The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. Final fair market values are pending the completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date on certain of the above acquisitions made in 2004. The results of operations of the acquired businesses are included in the financial statements since the date of each acquisition. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented, as such acquisitions were not material to the Company's financial position or results of operations.

Note 15
Employee Benefit Plans

The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. The Company uses a measurement date of December 31 for all of its pension and postretirement benefit plans. As discussed in Note 1, the Company recognized the effects of the 2003 Medicare Act during the second quarter of 2004. The net periodic benefit cost for 2004 reflects the effects of the 2003 Medicare Act. Changes in benefit obligation and plan assets for the years ended December 31 and amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

                                                                Other
                                            Pension        Postretirement
                                            Benefits           Benefits
                                         2004      2003     2004      2003
                                                (In thousands)
Change in benefit obligation:
  Benefit obligation at
   beginning of year                 $261,335  $224,766  $88,381   $74,917
  Service cost                          7,667     5,897    1,826     1,857
  Interest cost                        15,903    15,211    4,312     5,281
  Plan participants' contributions        ---       ---    1,133       977
  Amendments                              ---       210     (773)      754
  Actuarial (gain) loss                12,240    27,701  (14,951)   10,338
  Benefits paid                       (12,389)  (12,450)  (4,437)   (5,743)
Benefit obligation at
  end of year                         284,756   261,335   75,491    88,381

Change in plan assets:
  Fair value of plan assets at
   beginning of year                  223,043   189,143   47,234    40,889
  Actual gain on plan assets           27,264    43,087    2,920     6,148
  Employer contribution                 1,604     3,263    4,127     4,963
  Plan participants' contributions        ---       ---    1,134       977
  Benefits paid                       (12,389)  (12,450)  (4,437)   (5,743)
Fair value of plan assets at end
  of year                             239,522   223,043   50,978    47,234

Funded status - under                 (45,234)  (38,292) (24,513)  (41,147)
  Unrecognized actuarial (gain) loss   46,293    41,422   (1,832)   11,862
  Unrecognized prior service cost       7,435     8,556      ---       706
  Unrecognized net transition
   obligation (asset)                     (47)     (297)  16,999    19,362
Prepaid (accrued) benefit cost        $ 8,447  $ 11,389  $(9,346)  $(9,217)

Amounts recognized in the
 Consolidated Balance Sheets
 at December 31:
  Prepaid benefit cost                $19,020  $ 19,671  $   572   $   614
  Accrued benefit liability           (10,573)   (8,282)  (9,918)   (9,831)
Net amount recognized                 $ 8,447  $ 11,389  $(9,346)  $(9,217)

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The accumulated benefit obligation for the defined benefit pension plans reflected above was $227.3 million and $212.0 million at December 31, 2004 and 2003, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003, were as follows:

                                                 2004         2003
                                                  (In thousands)
Projected benefit obligation                 $174,983      $38,845
Accumulated benefit obligation               $136,012      $28,840
Fair value of plan assets                    $132,280      $24,508

Components of net periodic benefit cost (income) for the Company's pension and other postretirement benefit plans were as follows:

                                                                Other
                                      Pension               Postretirement
                                      Benefits                 Benefits
Years ended December 31,       2004     2003     2002     2004    2003    2002
                                                (In thousands)
Components of net periodic
 benefit cost:
  Service cost              $ 7,667  $ 5,897  $ 5,135   $1,826  $1,857  $1,460
  Interest cost              15,903   15,211   14,877    4,312   5,281   4,915
  Expected return on assets (20,375) (20,730) (21,110)  (3,943) (3,933) (3,843)
  Amortization of prior
   service cost               1,121    1,156    1,148      144      48     ---
  Recognized net actuarial
   (gain) loss                  480     (417)  (1,855)    (233)   (255)   (566)
  Amortization of net
   transition obligation
   (asset)                     (250)    (950)    (947)   2,151   2,151   2,151
Net periodic benefit cost
  (income)                    4,546      167   (2,752)   4,257   5,149   4,117
Less amount capitalized         409       14     (352)     440     601     404
Net periodic benefit cost
  (income)                  $ 4,137  $   153  $(2,400)  $3,817  $4,548  $3,713

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

                                                         Other
                                       Pension        Postretirement
                                       Benefits          Benefits
                                    2004      2003     2004    2003
Discount rate                      5.75%     6.00%    5.75%   6.00%
Rate of compensation increase      4.70%     4.70%    4.50%   4.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

                                                         Other
                                       Pension        Postretirement
                                       Benefits          Benefits
                                    2004      2003     2004     2003
Discount rate                      6.00%     6.75%    6.00%    6.75%
Expected return on plan assets     8.50%     8.50%    7.50%    7.50%
Rate of compensation increase      4.70%     4.50%    4.50%    4.50%

The expected rate of return on plan assets is based on the targeted asset allocation of 70 percent equity securities and 30 percent fixed income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.

Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

                                                   2004       2003
Health care trend rate assumed for next year   6.0%-9.5%  6.0%-9.5%
Health care cost trend rate - ultimate         5.0%-6.0%  5.0%-6.0%
Year in which ultimate trend rate achieved    1999-2013  1999-2012

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

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have had the following effects at December 31, 2004:

                                   1 Percentage     1 Percentage
                                  Point Increase   Point Decrease
                                           (In thousands)
Effect on total of service
  and interest cost components      $     218          $  (872)
Effect on postretirement
  benefit obligation                $   3,176          $(8,489)

The Company's defined benefit pension plans' asset allocation at December 31, 2004 and 2003, and weighted average targeted asset allocations at December 31, 2004, were as follows:

                                                 Weighted Average
                                   Percentage      Targeted Asset
                                    of Plan            Allocation
                                     Assets            Percentage
Asset Category                  2004       2003              2004
Equity securities                 74%        72%               70%
Fixed income securities           24         25                30*
Other                              2          3               ---
Total                            100%       100%              100%
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

The Company's other postretirement benefit plans' asset allocation at December 31, 2004 and 2003, and weighted average targeted asset allocation at December 31, 2004, were as follows:

                                                 Weighted Average
                                   Percentage      Targeted Asset
                                    of Plan            Allocation
                                     Assets            Percentage
Asset Category                  2004       2003              2004
Equity securities                 70%        66%               70%
Fixed income securities           28         30                30*
Other                              2          4               ---
Total                            100%       100%              100%
*Includes target for both fixed income securities and other.

The Company expects to contribute approximately $900,000 to its defined benefit pension plans and approximately $3.8 million to its postretirement benefit plans in 2005.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:
                                                        Other
                                   Pension     Postretirement
Years                             Benefits           Benefits
                                         (In thousands)
2005                               $12,403           $  5,908
2006                                12,726              5,666
2007                                13,248              5,941
2008                                13,830              6,204
2009                                14,720              6,493
2010-2014                           89,922             38,302

The following Medicare Part D subsidies are expected: none in 2005; $436,000 in 2006; $439,000 in 2007; $440,000 in 2008;
$438,000 in 2009 and $2.2 million during the years 2010 through 2014.

In addition to company-sponsored plans, certain employees are covered under multi-employer defined benefit plans administered by a union. Amounts contributed to the multi-employer plans were $28.2 million, $27.2 million and $27.8 million in 2004, 2003 and 2002, respectively.

In addition to the qualified plan defined pension benefits reflected in the table at the beginning of this note, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. Investments, at December 31, 2004, consisted of cash equivalents and life insurance carried on plan participants, which is payable to the Company upon the employee's death. The Company's net periodic benefit cost for this plan was $7.5 million, $5.3 million and $5.1 million in 2004, 2003 and 2002, respectively. The total projected obligation for this plan was $65.3 million and $51.1 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for this plan was $52.3 million and $40.7 million at December 31, 2004 and 2003, respectively. The additional minimum liability relating to this plan was $14.3 million and $8.2 million at December 31, 2004 and 2003, respectively. The Company has a related intangible asset recognized as of December 31, 2004 and 2003, of $851,000 and $1.0 million, respectively. A discount rate of 5.75 percent and
6.0 percent at December 31, 2004 and 2003, respectively, and a rate of compensation increase of 4.75 percent at both December 31, 2004 and 2003, were used to determine benefit obligations.

A discount rate of 6.00 percent and 6.75 percent at December 31, 2004 and 2003, respectively, and a rate of compensation increase of 4.75 percent and 4.50 percent at December 31, 2004 and 2003, respectively, were used to determine net periodic benefit cost. The increase in minimum liability included in other comprehensive income was $3.8 million in 2004 and $2.6 million in 2003.

The amount of benefit payments for the unfunded, nonqualified benefit plan, as appropriate, are expected to aggregate $2.5 million in 2005; $2.6 million in 2006; $3.1 million in 2007; $3.2 million in 2008; $3.3 million in 2009 and $20.0 million for the years 2010 through 2014.

The Company sponsors various defined contribution plans for eligible employees. Costs incurred by the Company under these plans were $13.8 million in 2004, $9.8 million in 2003 and $9.6 million in 2002. The costs incurred in each year reflect additional participants as a result of business acquisitions.

Note 16
Jointly Owned Facilities

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

At December 31, the Company's share of the cost of utility plant in service and related accumulated depreciation for the stations was as follows:

                                               2004        2003
                                                 (In thousands)
Big Stone Station:
  Utility plant in service                 $ 52,157    $ 52,154
  Less accumulated depreciation              36,488      34,993
                                           $ 15,669    $ 17,161
Coyote Station:
  Utility plant in service                 $124,388    $124,086
  Less accumulated depreciation              74,671      72,850
                                           $ 49,717    $ 51,236

Note 17
Regulatory Matters and Revenues Subject To Refund

On September 7, 2004, Great Plains filed an application with the MPUC for a natural gas rate increase. Great Plains had requested a total of $1.4 million annually or 4.0 percent above current rates. Great Plains also requested an interim increase of $1.4 million annually. On November 23, 2004, the MPUC issued an Order setting interim rates of $1.4 million annually effective with service rendered on or after January 10, 2005, subject to refund. A final order from the MPUC is expected in late 2005.

On June 7, 2004, Montana-Dakota filed an application with the SDPUC for a natural gas rate increase for the Black Hills service area. Montana-Dakota requested a total of $1.3 million annually or 2.2 percent above current rates. On November 15, 2004, Montana-Dakota and the SDPUC Staff filed a Settlement Stipulation with the SDPUC agreeing to an increase of $670,000 annually, or 1.4 percent. On November 30, 2004, the SDPUC approved the Settlement Stipulation effective with service rendered on or after December
1, 2004.

On April 1, 2004, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total of $1.5 million annually or 1.8 percent above current rates. On January 14, 2005, Montana-Dakota and the Montana Consumer Counsel filed a Stipulation with the MTPSC agreeing to an increase of $125,000 annually to be effective with service rendered on or after February 1, 2005. On January 25, 2005, the MTPSC passed a Motion approving the Stipulation.

In December 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the ALJ issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. In July 2003, the FERC issued its Order on Initial Decision. The Order on Initial Decision affirmed the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there are other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. On May 11, 2004, the FERC issued an Order on Rehearing. The Order on Rehearing denied rehearing on all of the issues addressed by Williston Basin in its August 2003 request for rehearing except for the issue of the proper rate to utilize for transmission system negative salvage expenses. In addition, the FERC remanded the issues regarding certain service and annual demand quantity restrictions to an ALJ for resolution. On June 14, 2004, Williston Basin requested clarification of a few of the issues addressed in the Order on Rehearing including determinations associated with cost of service and cost allocation, as discussed in the FERC's Order on Rehearing. On June 14, 2004, Williston Basin also made its filing to comply with the requirements of the various FERC orders in this proceeding. Williston Basin is awaiting a decision from the FERC on Williston Basin's compliance filing and clarification request but is unable to predict the timing of the FERC's decision. Williston Basin participated in a hearing before the ALJ in early January 2005, regarding the matters remanded to the ALJ by the FERC in its Order on Rehearing and an order on these matters is expected in 2005.

A liability has been provided for a portion of the revenues that have been collected subject to refund with respect to Williston Basin's pending regulatory proceeding. Williston Basin believes that the liability is adequate based on its assessment of the ultimate outcome of the proceeding.

Note 18
Commitments and Contingencies

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

In June 1997, Grynberg filed suit under the Federal False Claims Act against Williston Basin and Montana-Dakota and filed over 70 similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content and volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the Federal District Court of Wyoming.

On June 4, 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the grounds that the information upon which Grynberg based his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information. The Motion to Dismiss is additionally based on the grounds that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure and that Grynberg failed to provide adequate information to the government prior to filing suit.

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

Fidelity has been named as a defendant in, and/or certain of its operations are or have been the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and November 2004 by a number of environmental organizations, including the Northern Plains Resource Council and the Montana Environmental Information Center, as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to Federal District Court in Wyoming. The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act, the National Environmental Policy Act, the Federal Land Management Policy Act, the National Historic Preservation Act and the Montana Environmental Policy Act. The cases involving alleged violations of the Federal Clean Water Act have been resolved without a finding that Fidelity is in violation of the Federal Clean Water Act. There presently are no claims pending for penalties, fines or damages under the Federal Clean Water Act. The suits that remain extant include a variety of claims that state and federal government agencies violated various environmental laws that impose procedural requirements and the lawsuits seek injunctive relief, invalidation of various permits and unspecified damages. Fidelity is unable to quantify the damages sought in any of these cases, and will be unable to do so until after completion of discovery in these separate cases. Fidelity is vigorously defending all coalbed-related lawsuits in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

Montana-Dakota has joined with two electric generators in appealing a finding by the North Dakota Health Department in September 2003 that the North Dakota Health Department may unilaterally revise operating permits previously issued to electric generating plants. Although it is doubtful that any revision of Montana-Dakota's operating permits by the North Dakota Health Department would reduce the amount of electricity its plants could generate, the finding, if allowed to stand, could increase costs for sulfur dioxide removal and/or limit Montana-Dakota's ability to modify or expand operations at its North Dakota generation sites. Montana-Dakota and the other electric generators filed their appeal of the order in October 2003, in the Burleigh County District Court in Bismarck, North Dakota. Proceedings have been stayed pending discussions with the EPA, the North Dakota Health Department and the other electric generators.

In a related matter, the state of North Dakota and the EPA entered into a MOU on February 24, 2004, establishing the principles to be used by the state of North Dakota in completing dispersion modeling of air quality in Theodore Roosevelt National Park and other "Class I" areas in North Dakota and Montana. In April 2004, the Dakota Resource Council filed a petition for review of the MOU with the United States Eighth Circuit Court of Appeals. The petition was dismissed, without prejudice, in June 2004 upon stipulation of the EPA, the Dakota Resource Council and the state of North Dakota. The Company cannot predict the outcome of the North Dakota Health Department or Dakota Resource Council matters or their ultimate impact on its operations.

The Company is also involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that the outcomes with respect to these other legal proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

Environmental matters

In December 2000, MBI was named by the EPA as a Potentially Responsible Party in connection with the cleanup of a commercial property site, acquired by MBI in 1999, and part of the Portland, Oregon, Harbor Superfund Site. Sixty-eight other parties were also named in this administrative action. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation of the harbor site for both the EPA and the DEQ are being recorded, and initially paid, through an administrative consent order by the LWG, a group of 10 entities, which does not include MBI. The LWG estimates the overall remedial investigation and feasibility study will cost approximately $10 million. It is not possible to estimate the cost of a corrective action plan until the remedial investigation and feasibility study has been completed, the EPA has decided on a strategy, and a record of decision has been published. While the remedial investigation and feasibility study for the harbor site has commenced, it is expected to take several years to complete. The development of a proposed plan and record of decision on the harbor site is not anticipated to occur until 2006, after which a cleanup plan will be undertaken.

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

Operating leases

The Company leases certain equipment, facilities and land under operating lease agreements. The amounts of annual minimum lease payments due under these leases as of December 31, 2004, were $14.7 million in 2005, $10.5 million in 2006, $6.6 million in 2007, $5.1 million in 2008, $3.5 million in 2009 and $25.2 million thereafter. Rent expense was $30.6 million, $27.2 million and $26.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase commitments

The Company has entered into various commitments, largely natural gas and coal supply, purchased power, natural gas transportation, construction materials supply and electric generation construction contracts. These commitments range from one to 20 years. The commitments under these contracts as of December 31, 2004, were $223.6 million in 2005, $105.7 million in 2006, $65.4 million in 2007, $50.5 million in 2008, $46.9 million in 2009 and $236.4 million thereafter. Amounts purchased under various commitments for the years ended December 31, 2004, 2003 and 2002, were approximately $318.3 million, $204.6 million and $152.1 million, respectively. These commitments are not reflected in the Company's consolidated financial statements.

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

Guarantees

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Termoceara Generating Facility, as discussed in Note 2. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At December 31, 2004, the aggregate amount of borrowings outstanding subject to these guarantees was $34.9 million and the scheduled repayment of these borrowings is $11.0 million in 2005, $10.7 million in 2006 and 2007 and $2.5 million in 2008. The individual investor (who through EBX owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

In addition, WBI Holdings has guaranteed certain of Fidelity's natural gas and oil price swap and collar agreement obligations. Fidelity's obligations at December 31, 2004, were $4.9 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at December 31, 2004, expire in 2005; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. At December 31, 2004, the amount outstanding was reflected on the Consolidated Balance Sheets. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At December 31, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $88.8 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $40.1 million in 2005; $4.7 million in 2006; $2.1 million in 2007; $300,000 in 2008; $900,000 in 2009; $22.0 million in 2010; $12.0 million in 2012; $2.2 million in 2028; $500,000, which is subject to expiration 30 days after the receipt of written notice and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $561,000 and was reflected on the Consolidated Balance Sheets at December 31, 2004. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At December 31, 2004, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2005 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.7 million, which was not reflected on the Consolidated Balance Sheet at December 31, 2004, because these intercompany transactions are eliminated in consolidation.

In addition, Centennial has issued guarantees to third parties related to the Company's routine purchase of maintenance items for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheet at December 31, 2004.

As of December 31, 2004, Centennial was contingently liable for the performance of certain of its subsidiaries under approximately $375 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Note 19
Related Party Transactions

In 2004, Bitter Creek entered into two natural gas gathering agreements with Nance Petroleum Corporation (Nance Petroleum), a wholly owned subsidiary of St. Mary Land & Exploration Company (St. Mary). Robert L. Nance, an executive officer and shareholder of St. Mary, is also a member of the Board of Directors of the Company. The natural gas gathering agreements with Nance Petroleum were effective upon completion of certain high and low pressure gathering facilities, which occurred in mid-December 2004. Bitter Creek's capital expenditures related to the completion of the gathering lines and the expansion of its gathering facilities to accommodate the natural gas gathering agreements were $7.6 million in 2004 and are estimated for the next three years to be $2.5 million in 2005, $2.2 million in 2006 and $3.3 million in 2007. The natural gas gathering agreements are each for a term of 15 years and month-to-month thereafter. Bitter Creek's revenues from these contracts were $37,000 in 2004 and estimated revenues from these contracts for the next three years are $1.9 million in 2005, $3.8 million in 2006 and $5.8 million in 2007. The amount due from Nance Petroleum at December 31, 2004, was $37,000.


                     MDU RESOURCES GROUP, INC.
                 SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Data (Unaudited)

The following unaudited information shows selected items by quarter for the years 2004 and 2003:

                                   First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                               (In thousands, except per share amounts)
2004
Operating revenues              $515,459  $653,301  $804,598  $745,899
Operating expenses               471,436   568,570   690,022   668,511
Operating income                  44,023    84,731   114,576    77,388
Net income                        23,580    58,630    71,719    53,138
Earnings per common share:
 Basic                               .20       .50       .61       .45
 Diluted                             .20       .50       .60       .45
Weighted average common shares
  outstanding:
  Basic                          114,658   116,559   117,109   117,582
  Diluted                        115,709   117,567   118,278   118,596


                                   First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                               (In thousands, except per share amounts)
2003
Operating revenues              $467,753  $548,219  $716,099  $620,118
Operating expenses               414,806   473,534   600,433   551,344
Operating income                  52,947    74,685   115,666    68,774
Income before cumulative effect
  of accounting change            27,697    43,473    65,521    46,222
Cumulative effect of accounting
  change                          (7,589)      ---       ---       ---
Net income                        20,108    43,473    65,521    46,222
Earnings per common share --
  basic:
  Earnings before cumulative
    effect of accounting change      .25       .39       .58       .41
  Cumulative effect of accounting
    change                          (.07)      ---       ---       ---
  Earnings per common share --
    basic                            .18       .39       .58       .41
Earnings per common share --
  diluted:
  Earnings before cumulative
    effect of accounting change      .25       .39       .58       .40
  Cumulative effect of accounting
    change                          (.07)      ---       ---       ---
  Earnings per common share --
    diluted                          .18       .39       .58       .40
Weighted average common shares
  outstanding:
  Basic                          110,318   110,602   112,359   112,618
  Diluted                        111,094   111,532   113,368   113,804

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

The following table sets forth capitalized costs and accumulated depreciation, depletion and amortization related to natural gas and oil producing activities at December 31:

                                      2004         2003        2002
                                              (In thousands)
Subject to amortization           $904,620     $758,500    $603,151
Not subject to amortization         68,984      104,339     145,692
Total capitalized costs            973,604      862,839     748,843
Less accumulated depreciation,
  depletion and amortization       373,932      305,349     239,964
Net capitalized costs             $599,672     $557,490    $508,879

Capital expenditures, including those not subject to amortization, related to natural gas and oil producing activities were as follows:

Years ended December 31,              2004*        2003*       2002
                                               (In thousands)
Acquisitions                      $ 11,219      $ 3,027    $ 31,439
Exploration                         21,781       19,193       5,325
Development**                       77,940       77,583      94,943
Total capital expenditures        $110,940      $99,803    $131,707
* Excludes net additions to property, plant and equipment related to the recognition of future liabilities associated with the plugging and abandonment of natural gas and oil wells in accordance with SFAS No. 143, as discussed in Note 8, of $100,000 and $14.7 million for the years ended December 31, 2004 and 2003, respectively.
**Includes expenditures for proved undeveloped reserves of $30.3 million, $23.3 million and $10.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following summary reflects income resulting from the Company's operations of natural gas and oil producing activities, excluding corporate overhead and financing costs:

Years ended December 31,              2004         2003        2002*
                                              (In thousands)
Revenues:
  Sales to affiliates             $190,354    $ 124,077    $ 55,437
  Sales to external customers      149,660      140,034     145,170
Production costs                    67,125       67,292      52,520
Depreciation, depletion and
  amortization**                    69,946       60,072      48,064
Pretax income                      202,943      136,747     100,023
Income tax expense                  73,137       51,925      36,886
Results of operations for
  producing activities before
  cumulative effect of accounting
  change                           129,806       84,822      63,137
Cumulative effect of accounting
  change                               ---       (7,740)        ---
Results of operations for
  producing activities            $129,806    $  77,082    $ 63,137
* Includes the compromise agreement as discussed in Note 18. **Includes $1.4 million of accretion of discount for asset retirement obligations for each of the years ended December 31, 2004 and 2003, in accordance with SFAS No. 143, as discussed in
  Note 8.

The following table summarizes the Company's estimated quantities of proved natural gas and oil reserves at December 31, 2004, 2003 and 2002, and reconciles the changes between these dates.
Estimates of economically recoverable natural gas and oil reserves and future net revenues therefrom are based upon a number of variable factors and assumptions. For these reasons, estimates of economically recoverable reserves and future net revenues may vary from actual results.
                               2004              2003           2002
                       Natural          Natural           Natural
                           Gas     Oil      Gas      Oil      Gas     Oil
                                    (In thousands of Mcf/barrels)
Proved developed and
  undeveloped reserves:
  Balance at beginning
    of year            411,700  18,900  372,500   17,500  324,100  17,500
  Production           (59,700) (1,800) (54,700)  (1,900) (48,200) (2,000)
  Extensions and
    discoveries        100,700     500  113,300    3,300   80,100   2,200
  Purchases of proved
    reserves               100     ---      900      ---    1,200     100
  Sales of reserves
    in place               ---     ---      ---     (100)  (4,400)   (300)
  Revisions of previous
    estimates              400   (500)  (20,300)     100   19,700     ---
Balance at end
  of year              453,200  17,100  411,700   18,900  372,500  17,500

Proved developed reserves:
  January 1, 2002      291,300  17,100
  December 31, 2002    331,300  14,800
  December 31, 2003    342,800  15,000
  December 31, 2004    376,400  16,400

All of the Company's interests in natural gas and oil reserves are located in the United States and in and around the Gulf of Mexico.

The standardized measure of the Company's estimated discounted future net cash flows of total proved reserves associated with its various natural gas and oil interests at December 31 was as follows:


                                         2004        2003        2002
                                                 (In thousands)
Future cash inflows                $2,848,800  $2,547,400  $1,726,000
Future production costs               803,600     651,300     513,200
Future development costs               62,800      67,100      61,200
Future net cash flows before
  income taxes                      1,982,400   1,829,000   1,151,600
Future income tax expense             645,300     601,000     324,000
Future net cash flows               1,337,100   1,228,000     827,600
10% annual discount for estimated
  timing of cash flows                515,600     491,200     321,300
Discounted future net cash flows
  relating to proved natural gas
  and oil reserves                 $  821,500  $  736,800  $  506,300

The following are the sources of change in the standardized measure of discounted future net cash flows by year:

                                         2004       2003         2002
                                                (In thousands)
Beginning of year                   $ 736,800   $506,300  $   262,000
Net revenues from production         (291,600)  (220,000)    (112,900)
Change in net realization              32,800    318,600      296,100
Extensions, discoveries and
  improved recovery, net of
  future production-related costs     240,200    245,800      117,000
Purchases of proved reserves              300      2,800        3,700
Sales of reserves in place                ---       (600)      (8,900)
Changes in estimated future
  development costs                    (5,300)    (4,000)      (1,100)
Development costs incurred
  during the current year              39,800     35,300       19,400
Accretion of discount                  97,100     62,400       27,300
Net change in income taxes            (36,400)  (172,000)    (124,700)
Revisions of previous
  estimates                             9,600    (35,500)      30,000
Other                                  (1,800)    (2,300)      (1,600)
Net change                             84,700    230,500      244,300
End of year                         $ 821,500   $736,800   $  506,300

The estimated discounted future cash inflows from estimated future production of proved reserves were computed using year-end natural gas and oil prices. Future development and production costs attributable to proved reserves were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future development costs estimated to be spent in each of the next three years to develop proved undeveloped reserves as of December 31, 2004, are $37.9 million in 2005, $7.6 million in 2006 and none in 2007. Future income tax expenses were computed by applying statutory tax rates (adjusted for permanent differences and tax credits) to estimated net future pretax cash flows.

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

Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures and they have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial
Reporting

The information required by this item is included in this Form 10-K at Item 8 -- Financial Statements and Supplementary Data -
Management's Report on Internal Control over Financial Reporting.

Attestation Report of the Registered Public Accounting Firm

The information required by this item is included in this Form 10-K at Item 8 -- Financial Statements and Supplementary Data -
Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions "Election of Directors," "Continuing Incumbent
Directors," "Information Concerning Executive Officers,"
"Section 16(a) Beneficial Ownership Reporting Compliance,"
"Board and Board Committees" and "Nominating and Governance
Committee" in the Company's 2005 Proxy Statement (Proxy Statement), which is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions "Security Ownership" and "Re-approval of 1997 Executive
LTIP Performance Goals" of the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Accounting and Auditing Matters" of the Proxy Statement, which is incorporated herein by reference.


                             PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and
    Exhibits

    Index to Financial Statements and Financial Statement
    Schedules

    1.  Financial Statements:

        The following consolidated financial statements required under this item are included under
        Item 8 -- Financial Statements and Supplementary
        Data.

        Consolidated Statements of Income for each of the three years in the period ended
          December 31, 2004
        Consolidated Balance Sheets at December 31, 2004
          and 2003
        Consolidated Statements of Common Stockholders'
          Equity for each of the three years in the period ended December 31, 2004
        Consolidated Statements of Cash Flows for each of the three years in the period ended
          December 31, 2004
        Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules:

                     MDU Resources Group, Inc.
    Schedule II - Consolidated Valuation and Qualifying Accounts
            Years Ended December 31, 2004, 2003 and 2002



                                      Additions
                              _______________________
                  Balance at  Charged to
                  Beginning   Costs and                              Balance at
Description       of Year     Expenses      Other*   Deductions**    End of Year
                                       (In thousands)

Allowance for
  doubtful
  accounts:
    2004            $8,146      $2,663      $  703       $4,711        $6,801
    2003             8,237       3,185       1,123        4,399         8,146
    2002             5,773       8,192       1,164        6,892         8,237

    * Allowance for doubtful accounts for companies acquired and recoveries. ** Uncollectible accounts written off.

        All other schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial Statements and Notes thereto.

 3. Exhibits:

         3(a)  Restated Certificate of Incorporation of
               the Company, as amended, filed as Exhibit
               3(a) to Form S-3 on June 13, 2003, in
               Registration No. 333-104150                  *
         3(b)  By-laws of the Company, as amended,
               filed as Exhibit 3.3 to Form 8-A/A on
               March 10, 2003, in File No. 1-3480           *
         3(c)  Certificate of Designations of Series B
               Preference Stock of the Company, as
               amended, filed as Exhibit 3(a) to
               Form 10-Q for the quarter ended
               September 30, 2002, in File No. 1-3480       *
         4(a)  Indenture of Mortgage, dated as of May 1,
               1939, as restated in the Forty-Fifth
               Supplemental Indenture, dated as of
               April 21, 1992, and the Forty-Sixth through
               Forty-Ninth Supplements thereto between the
               Company and the New York Trust Company (The
               Bank of New York, successor Corporate
               Trustee) and A. C. Downing (Douglas J.
               MacInnes, successor Co-Trustee), filed as
               Exhibit 4(a) in Registration No. 33-66682;
               and Exhibits 4(e), 4(f) and 4(g) in
               Registration No. 33-53896; and Exhibit
               4(c)(i) in Registration No. 333-49472        *
         4(b)  Fiftieth Supplemental Indenture, dated as of
               December 15, 2003, filed as Exhibit 4(e) to
               Form S-8 on January 21, 2004, in Registration
               No. 333-112035                               *
         4(c)  Rights agreement, dated as of November 12,
               1998, between the Company and Wells Fargo
               Bank Minnesota, N.A. (formerly known as
               Norwest Bank Minnesota, N.A.), Rights
               Agent, filed as Exhibit 4.1 to Form 8-A on
               November 12, 1998, in File No. 1-3480        *
         4(d)  Indenture, dated as of December 15, 2003,
               between the Company and The Bank of New
               York, as trustee, filed as Exhibit 4(f) to
               Form S-8 on January 21, 2004, in
               Registration No. 333-112035                  *
         4(e)  Certificate of Adjustment to Purchase Price
               and Redemption Price, as amended and
               restated, pursuant to the Rights Agreement,
               dated as of November 12, 1998, filed as
               Exhibit 4(e) to Form 10-K for the year
               ended December 31, 2003, in File No. 1-3480  *
      + 10(a)  MDU Resources Group, Inc. Executive
               Incentive Compensation Plan, as amended,
               filed as Exhibit 10(a) to Form 10-Q for the
               quarter ended September 30, 2004, in File
               No. 1-3480                                   *
      + 10(b)  1992 Key Employee Stock Option Plan,
               as amended, filed as Exhibit 10(b) to
               Form 10-K for the year ended December 31,
               2002, in File No. 1-3480                     *
      + 10(c)  Supplemental Income Security Plan,
               as amended, filed as Exhibit 10(c) to
               Form 10-K for the year ended December 31,
               2002, in File No. 1-3480                     *
      + 10(d)  Directors' Compensation Policy, as amended,
               filed as Exhibit 10(a) to Form 10-Q for the
               quarter ended June 30, 2003, in File No.
               1-3480                                       *
      + 10(e)  Deferred Compensation Plan for Directors,
               as amended, filed as Exhibit 10(e) to
               Form 10-K for the year ended December 31,
               2002, in File No. 1-3480                     *
      + 10(f)  Non-Employee Director Stock Compensation
               Plan, as amended, filed as Exhibit 10(b)
               to Form 10-Q for the quarter ended June 30,
               2003, in File No. 1-3480                     *
      + 10(g)  1997 Non-Employee Director Long-Term
               Incentive Plan, as amended, filed as Exhibit
               10(d) to Form 10-Q for the quarter ended
               June 30, 2000, in File No. 1-3480            *
      + 10(h)  1997 Executive Long-Term Incentive Plan,
               as amended, filed as Exhibit 10(a) to
               Form 10-Q for the quarter ended
               March 31, 2001, in File No. 1-3480           *
      + 10(i)  Montana-Dakota Executive Incentive
               Compensation Plan, filed as Exhibit 10(b)
               to Form 10-Q for the quarter ended
               September 30, 2004, in File No. 1-3480       *
      + 10(j)  Performance Share Award Agreement,
               filed as Exhibit 10(c) to Form 10-Q for
               the quarter ended September 30, 2004, in
               File No. 1-3480                              *
      + 10(k)  Change of Control Employment Agreement
               between the Company and John K. Castleberry,
               filed as Exhibit 10(a) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(l)  Change of Control Employment Agreement
               between the Company and Cathleen M.
               Christopherson, filed as Exhibit 10(b) to
               Form 10-Q for the quarter ended
               September 30, 2002, in File No. 1-3480       *
      + 10(m)  Change of Control Employment Agreement
               between the Company and Paul Gatzemeier,
               filed as Exhibit 10(a) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(n)  Change of Control Employment Agreement
               between the Company and Mary B. Hager,
               filed as Exhibit 10(b) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(o)  Change of Control Employment Agreement
               between the Company and Terry D. Hildestad,
               filed as Exhibit 10(d) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(p)  Change of Control Employment Agreement
               between the Company and Bruce T. Imsdahl,
               filed as Exhibit 10(c) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(q)  Change of Control Employment Agreement
               between the Company and Vernon A. Raile,
               filed as Exhibit 10(f) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(r)  Change of Control Employment Agreement
               between the Company and Cindy C. Redding,
               filed as Exhibit 10(d) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(s)  Change of Control Employment Agreement
               between the Company and Warren L. Robinson,
               filed as Exhibit 10(g) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(t)  Change of Control Employment Agreement
               between the Company and Paul K. Sandness,
               filed as Exhibit 10(e) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(u)  Change of Control Employment Agreement
               between the Company and William E. Schneider,
               filed as Exhibit 10(h) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(v)  Change of Control Employment Agreement
               between the Company and Daryl A. Splichal,
               filed as Exhibit 10(f) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(w)  Change of Control Employment Agreement
               between the Company and Martin A. White,
               filed as Exhibit 10(j) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(x)  Change of Control Employment Agreement
               between the Company and Floyd E. Wilson,
               filed as Exhibit 10(g) to Form 10-Q for the
               quarter ended June 30, 2004, in File
               No. 1-3480                                   *
      + 10(y)  Change of Control Employment Agreement
               between the Company and Robert E. Wood,
               filed as Exhibit 10(k) to Form 10-Q for the
               quarter ended September 30, 2002, in File
               No. 1-3480                                   *
      + 10(z)  Agreement on Retirement between the Company
               and Lester H. Loble, II, filed as Exhibit 10(v)
               to Form 10-K for the year ended December
               31, 2003, in File No. 1-3480                 *
      + 10(aa) Agreement on Retirement between the Company
               and Ronald D. Tipton, filed as Exhibit 10(d)
               to Form 10-Q for the quarter ended September
               30, 2004, in File No. 1-3480                 *
      + 10(ab) Separation Agreement and Release between
               the Company and Douglas C. Kane, filed as
               Exhibit 10(t) to Form 10-K for the year
               ended December 31, 2002, in File No. 1-3480  *
      + 10(ac) 1998 Option Award Program, filed as Exhibit
               10(u) to Form 10-K for the year ended
               December 31, 2002, in File No. 1-3480        *
      + 10(ad) Group Genius Innovation Plan, filed as
               Exhibit 10(v) to Form 10-K for the year
               ended December 31, 2002, in File No. 1-3480  *
      + 10(ae) The Wagner-Smith Company Deferred
               Compensation Plan, filed as Exhibit 10(w)
               to Form 10-K for the year ended December 31,
               2003, in File No. 1-3480                     *
      + 10(af) Wagner-Smith Equipment Co. Deferred
               Compensation Plan, filed as Exhibit 10(x)
               to Form 10-K for the year ended December 31,
               2003, in File No. 1-3480                     *
      + 10(ag) The Capital Electric Construction Company,
               Inc. Deferred Compensation Plan, filed as
               Exhibit 10(y) to Form 10-K for the year
               ended December 31, 2003, in File No. 1-3480  *
      + 10(ah) The Capital Electric Line Builders, Inc.
               Deferred Compensation Plan, filed as
               Exhibit 10(z) to Form 10-K for the year
               ended December 31, 2003, in File No. 1-3480  *
      + 10(ai) The Bauerly Brothers, Inc. Deferred
               Compensation Plan, filed as Exhibit 10(aa)
               to Form 10-K for the year ended December
               31, 2003, in File No. 1-3480                 *
      + 10(aj) The Oregon Electric Construction, Inc.
               Deferred Compensation Plan, filed as
               Exhibit 10(ab) to Form 10-K for the year
               ended December 31, 2003, in File No. 1-3480  *
        12     Computation of Ratio of Earnings to Fixed
               Charges and Combined Fixed Charges and
               Preferred Stock Dividends                    **
        21     Subsidiaries of MDU Resources Group, Inc.    **
        23     Consent of Independent Registered Public
               Accounting Firm                              **
        31(a)  Certification of Chief Executive Officer
               filed pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                   **
        31(b)  Certification of Chief Financial Officer
               filed pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                   **
        32     Certification of Chief Executive Officer
               and Chief Financial Officer furnished
               pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                   **

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


                                MDU RESOURCES GROUP, INC.

    Date:  February 23, 2005    By: /s/ Martin A. White
                                    Martin A. White (Chairman of
                                    the Board, President and Chief
                                    Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

            Signature                          Title              Date

    /s/ Martin A. White                    Chief Executive    February 23, 2005
 Martin A. White (Chairman of the Board,       Officer
 President and Chief Executive Officer)      and Director

    /s/ Warren L. Robinson                 Chief Financial    February 23, 2005
Warren L. Robinson (Executive Vice              Officer
President and Chief Financial Officer)

    /s/ Vernon A. Raile                   Chief Accounting    February 23, 2005
Vernon A. Raile (Senior Vice President         Officer
   and Chief Accounting Officer)


    /s/ Harry J. Pearce                     Lead Director     February 23, 2005
        Harry J. Pearce


    /s/ Bruce R. Albertson                     Director       February 23, 2005
        Bruce R. Albertson


    /s/ Thomas Everist                         Director       February 23, 2005
        Thomas Everist


    /s/ Dennis W. Johnson                      Director       February 23, 2005
        Dennis W. Johnson


    /s/ Patricia L. Moss                       Director       February 23, 2005
        Patricia L. Moss


    /s/ Robert L. Nance                        Director       February 23, 2005
        Robert L. Nance


    /s/ John L. Olson                          Director       February 23, 2005
        John L. Olson


    /s/ Sister Thomas Welder                   Director       February 23, 2005
        Sister Thomas Welder


    /s/ John K. Wilson                         Director       February 23, 2005
        John K. Wilson