Form 10-Q
period 2005-03-31
MDU RESOURCES GROUP INC
filed 2005-05-04
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2005: 118,417,188 shares.


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


                                INDEX


Part I -- Financial Information

  Consolidated Statements of Income --
    Three Months Ended March 31, 2005 and 2004

  Consolidated Balance Sheets --
    March 31, 2005 and 2004, and December 31, 2004

  Consolidated Statements of Cash Flows --
    Three Months Ended March 31, 2005 and 2004

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

Exhibits

                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                      2005      2004
                                                   (In thousands, except
                                                     per share amounts)

Operating revenues:
 Electric, natural gas distribution and
  pipeline and energy services                      $255,373  $231,848
 Utility services, natural gas and oil production,
  construction materials and mining, independent
  power production and other                         348,922   283,611
                                                     604,295   515,459

Operating expenses:
 Fuel and purchased power                             16,186    16,725
 Purchased natural gas sold                          113,499    94,744
 Operation and maintenance:
  Electric, natural gas distribution and
   pipeline and energy services                       38,985    42,199
  Utility services, natural gas and oil production,
   construction materials and mining, independent
   power production and other                        291,004   246,372
 Depreciation, depletion and amortization             52,839    49,511
 Taxes, other than income                             26,669    21,885
                                                     539,182   471,436

Operating income                                      65,113    44,023

Earnings from equity method investments                1,314     3,425

Other income                                           1,151     1,368

Interest expense                                      13,017    13,846

Income before income taxes                            54,561    34,970

Income taxes                                          20,141    11,390

Net income                                            34,420    23,580

Dividends on preferred stocks                            171       172

Earnings on common stock                            $ 34,249  $ 23,408

Earnings per common share -- basic                  $    .29  $    .20

Earnings per common share -- diluted                $    .29  $    .20

Dividends per common share                          $    .18  $    .17

Weighted average common shares outstanding --
 basic                                               117,827   114,658

Weighted average common shares outstanding --
 diluted                                             118,773   115,709


The accompanying notes are an integral part of these consolidated financial statements.


                       MDU RESOURCES GROUP, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           March 31,    March 31,  December 31,
                                             2005         2004        2004
                                             (In thousands, except shares
                                                 and per share amounts)
ASSETS
Current assets:
 Cash and cash equivalents                $  146,667   $  113,183   $   99,377
 Receivables, net                            392,694      336,615      440,903
 Inventories                                 133,916      108,694      143,880
 Deferred income taxes                        10,151        5,942        2,874
 Prepayments and other current assets         58,190       61,586       41,144
                                             741,618      626,020      728,178
Investments                                  119,508       68,680      120,555
Property, plant and equipment              4,026,501    3,656,917    3,931,428
 Less accumulated depreciation,
  depletion and amortization               1,404,500    1,225,196    1,358,723
                                           2,622,001    2,431,721    2,572,705
Deferred charges and other assets:
 Goodwill                                    199,840      198,737      199,743
 Other intangible assets, net                 16,003       19,823       22,269
 Other                                        88,370      110,478       90,071
                                             304,213      329,038      312,083
                                          $3,787,340   $3,455,459   $3,733,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt due within one year       $   46,827    $  50,572   $   72,046
 Accounts payable                            169,501      135,015      184,993
 Taxes payable                                51,265       24,282       28,372
 Dividends payable                            21,482       20,024       21,449
 Other accrued liabilities                   182,367      128,435      142,233
                                             471,442      358,328      449,093
Long-term debt                               907,061      878,541      873,441
Deferred credits and other liabilities:
 Deferred income taxes                       484,928      459,111      494,589
 Other liabilities                           248,562      234,775      235,385
                                             733,490      693,886      729,974
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                             15,000       15,000       15,000
 Common stockholders' equity:
  Common stock
   Shares issued -- $1.00 par value
   118,774,075 at March 31, 2005,
   117,151,449 at March 31, 2004 and
   118,586,065 at December 31, 2004          118,774      117,151      118,586
  Other paid-in capital                      866,306      831,677      863,449
  Retained earnings                          711,954      578,788      699,095
  Accumulated other comprehensive loss       (32,602)     (13,542)     (11,491)
  Treasury stock at cost -
   375,855 shares at March 31, 2005,
   390,658 shares at March 31, 2004
   and 359,281 shares at
   December 31, 2004                          (4,085)      (4,370)      (3,626)
   Total common stockholders' equity       1,660,347    1,509,704    1,666,013
  Total stockholders' equity               1,675,347    1,524,704    1,681,013
                                          $3,787,340   $3,455,459   $3,733,521

The accompanying notes are an integral part of these consolidated financial statements.


                       MDU RESOURCES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         2005       2004
                                                         (In thousands)
Operating activities:
Net income                                            $ 34,420   $ 23,580
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization               52,839     49,511
 Earnings, net of distributions, from equity
   method investments                                      288     (3,425)
 Deferred income taxes                                  (4,224)     4,194
 Changes in current assets and liabilities, net
   of acquisitions:
   Receivables                                          47,876     27,278
   Inventories                                           9,964      8,942
   Other current assets                                (17,046)   (11,087)
   Accounts payable                                    (15,492)   (17,781)
   Other current liabilities                            32,475     23,321
 Other noncurrent changes                               10,461       (474)

Net cash provided by operating activities              151,561    104,059

Investing activities:
Capital expenditures                                   (98,439)   (53,538)
Acquisitions, net of cash acquired                         (52)    (5,167)
Net proceeds from sale or disposition of property        4,649      4,614
Investments                                              1,092    (21,548)
Proceeds from notes receivable                             ---      2,000

Net cash used in investing activities                  (92,750)   (73,639)

Financing activities:
Issuance of long-term debt                              70,996      4,253
Repayment of long-term debt                            (62,596)   (42,467)
Proceeds from issuance of common stock                   1,528     54,078
Dividends paid                                         (21,449)   (19,442)

Net cash used in financing activities                  (11,521)    (3,578)

Increase in cash and cash equivalents                   47,290     26,842
Cash and cash equivalents -- beginning of year          99,377     86,341

Cash and cash equivalents -- end of period            $146,667   $113,183


The accompanying notes are an integral part of these consolidated financial statements.


                       MDU RESOURCES GROUP, INC.
                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS

                        March 31, 2005 and 2004
                              (Unaudited)

 1.  Basis of presentation

     The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Annual Report to Stockholders on Form 10-K for the year ended
     December 31, 2004 (2004 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board
     (APB) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (FASB). Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the Company's 2004 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

 2.  Seasonality of operations

     Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

 3.  Allowance for doubtful accounts

     The Company's allowance for doubtful accounts as of March 31, 2005 and 2004, and December 31, 2004, was $7.0 million, $8.2 million and $6.8 million, respectively.

 4.  Natural gas in underground storage

     Natural gas in underground storage for the Company's regulated operations is carried at cost using the last-in, first-out method. The portion of the cost of natural gas in underground storage expected to be used within one year was included in inventories and was $4.8 million, $2.1 million and $24.9 million at March 31, 2005 and 2004, and December 31, 2004, respectively. The remainder of natural gas in underground storage was included in other assets and was $43.3 million, $42.6 million, and $43.3 million at March 31, 2005 and 2004, and December 31, 2004, respectively.

 5.  Inventories

     Inventories, other than natural gas in underground storage for the Company's regulated operations, consisted primarily of aggregates held for resale of $78.2 million, $61.8 million and $71.0 million; materials and supplies of $37.5 million, $32.0 million and $31.0 million; and other inventories of $13.4 million, $12.8 million and $17.0 million; as of March 31, 2005 and 2004, and December 31, 2004, respectively. These inventories were stated at the lower of average cost or market.

 6.  Earnings per common share

     Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months ended March 31, 2004, 209,805 shares with an average exercise price of $24.56, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three months ended March 31, 2005 and 2004, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

7.   Stock-based compensation

     The Company has stock option plans for directors, key employees and employees. In 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the three months ended March 31, 2005 and 2004, was $4,000 and $3,000, respectively (after tax).

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

     The Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only. The following table illustrates the effect on earnings and earnings per common share for the three months ended March 31, 2005 and 2004, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

                                                Three Months Ended
                                                    March 31,
                                                 2005        2004
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as
       reported                                $ 34,249   $ 23,408
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     4          3
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                   (37)       (92)
     Pro forma earnings on common stock        $ 34,216   $ 23,319

     Earnings per common share -- basic --
       as reported                             $    .29   $    .20

     Earnings per common share -- basic --
       pro forma                               $    .29   $    .20

     Earnings per common share -- diluted --
       as reported                             $    .29   $    .20

     Earnings per common share -- diluted --
       pro forma                               $    .29   $    .20

8.   Cash flow information

     Cash expenditures for interest and income taxes were as follows:

                                               Three Months Ended
                                                     March 31,
                                                 2005       2004
                                                 (In thousands)

     Interest, net of amount capitalized       $ 4,839    $ 8,520
     Income taxes (refunded) paid, net         $ 2,972    $(1,267)

 9.  Reclassifications

     Certain reclassifications have been made in the financial statements for the prior year to conform to the current presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

10.  New accounting standards

     SAB No. 106

     In September 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 106 (SAB No. 106) which is an interpretation regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations" by oil and gas producing companies following the full-cost accounting method.
     SAB No. 106 clarifies that the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full-cost ceiling calculation. SAB No. 106 also states that a company is expected to disclose in the financial statement footnotes and MD&A how the company's calculation of the ceiling test and depreciation, depletion and amortization are affected by the adoption of SFAS No. 143. SAB No. 106 was effective for the Company as of January 1, 2005. The adoption of SAB No. 106 did not have a material effect on the Company's financial position or results of operations. The effects of the adoption of SFAS No. 143 and SAB No. 106 as they relate to the Company's natural gas and oil production properties are described below.

     Ceiling Test Calculation

     As discussed in Note 1 of the 2004 Annual Report, the Company's natural gas and oil production properties are subject to a "ceiling test" that limits capitalized costs to the aggregate of the present value of future net revenues of proved reserves based on single point-in-time spot market prices, as mandated under the rules of the SEC, and the cost of unproved properties. Prior to the adoption of SFAS No. 143, the Company calculated the full-cost ceiling by reducing its expected future revenues from proved natural gas and oil reserves by the estimated future expenditures to be incurred in developing and producing such reserves, including future retirements, discounted using a factor mandated by the rules of the SEC. While expected future cash flows related to the asset retirement obligations were included in the calculation of the ceiling test, no associated asset retirement obligation was recognized on the balance sheet.

     Upon the adoption of SFAS No. 143 but prior to the effective date of SAB No. 106, the Company continued to calculate the full-cost ceiling as previously described. In addition, the Company recorded the fair value of a liability for the asset retirement obligation and capitalized the cost by increasing the carrying amount of the related long-lived asset.

     Upon the adoption of SAB No. 106, the future capitalized discounted cash outflows associated with settling asset retirement obligations that are accrued on the consolidated balance sheet are excluded from the computation of the present value of estimated future net revenues for purposes of the full-cost ceiling calculation in accordance with SAB No. 106.

     Depreciation, Depletion, and Amortization

     Costs subject to amortization include: (A) all capitalized costs, less accumulated amortization, other than the cost of acquiring and evaluating unproved property; (B) the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and (C) estimated dismantlement and abandonment costs, net of estimated salvage values.

     Subsequent to the adoption of SFAS No. 143, the estimated future dismantlement and abandonment costs described in (C) above are included in the capitalized costs described in (A) above at the expected future cost discounted to the present value, to the extent that a legal obligation exists. Under SFAS No. 143, the recognition of the asset retirement obligation does not take into account estimated salvage values. The liability associated with the recognition of an asset retirement obligation is accreted over time with accretion expense recorded in depreciation, depletion, and amortization expense on the income statement. The Company's estimated dismantlement and abandonment costs as described in (C) above were adjusted to account for asset retirement obligations accrued on the consolidated balance sheet when calculating the depreciation, depletion and amortization rates. In addition, estimated salvage values were included in the Company's depreciation, depletion and amortization calculation. The Company's estimate of future dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves continues to be included in the calculation of costs to be amortized.

     Any gains or losses on the settlement of an asset retirement obligation, if applicable, are treated as adjustments to the capitalized costs, consistent with the full-cost accounting method.

     SFAS No. 123 (revised)

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised)). SFAS No. 123
     (revised) revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective for the Company on January 1, 2006. The Company is evaluating the effects of the adoption of SFAS No. 123 (revised).

     FIN 47

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143" (FIN 47). FIN 47 addresses the diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for the Company at the end of the fiscal year ending December 31, 2005. The Company is evaluating the effects of the adoption of FIN 47.

     EITF No. 04-6

     In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, "Accounting for Stripping Costs in the Mining Industry" (EITF No. 04-6). EITF No. 04-6 requires that post-production stripping costs be treated as a variable inventory production cost. As a result, such costs will be subject to inventory costing procedures in the period they are incurred. EITF No. 04-6 is effective for the Company on January 1, 2006. The Company is evaluating the effects of the adoption of EITF No. 04-6.

11.  Comprehensive income

     Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive loss resulted from losses on derivative instruments qualifying as hedges and foreign currency translation adjustments. For more information on derivative instruments, see Note 14 of Notes to Consolidated Financial Statements.

     Comprehensive income, and the components of other comprehensive loss and related tax effects, were as follows:

                                               Three Months Ended
                                                    March 31,
                                                  2005      2004
                                                 (In thousands)

     Net income                                $ 34,420    $23,580
       Other comprehensive loss:
         Net unrealized loss on
          derivative instruments qualifying
          as hedges:
          Net unrealized loss on
           derivative instruments arising
           during the period, net of tax of
           $15,891 and $3,636 in 2005 and 2004,
           respectively                         (25,384)    (5,687)
          Less: Reclassification adjustment
           for loss on derivative
           instruments included in net income,
           net of tax of $2,734 and $470 in
           2005 and 2004, respectively           (4,367)      (735)
         Net unrealized loss on
          derivative instruments qualifying
          as hedges                             (21,017)    (4,952)
         Foreign currency translation
          adjustment                                (94)    (1,061)
                                                (21,111)    (6,013)
     Comprehensive income                      $ 13,309    $17,567

12.  Equity method investments

     The Company has a number of equity method investments including MPX Participacoes, Ltda. (MPX), Carib Power Management LLC (Carib Power) and Hartwell Energy Limited Partnership (Hartwell). The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. None of the Company's equity method investments has been impaired and, accordingly, no impairment losses have been recorded in the accompanying consolidated financial statements or related equity method investment balances.

     MDU Brasil Ltda. (MDU Brasil), an indirect wholly owned Brazilian subsidiary of the Company, has a 49 percent interest in MPX, which was formed in August 2001 when MDU Brasil entered into a joint venture agreement with a Brazilian firm. MPX, through a wholly owned subsidiary, owns and operates a 220-megawatt natural gas-fired electric generating facility (Termoceara Generating Facility) in the Brazilian state of Ceara. Petrobras, the Brazilian state-controlled energy company, entered into a contract to purchase all of the capacity and market all of the energy from the Termoceara Generating Facility. The first phase of the electric power sales contract with Petrobras for 110 megawatts expires in November 2007 and the portion of the contract for the remaining 110 megawatts expires in May 2008. Petrobras also is under contract to supply natural gas to the Termoceara Generating Facility during the term of the electric power sales contract. This natural gas supply contract is renewable by a wholly owned subsidiary of MPX for an additional 13 years.

     The Termoceara Generating Facility generates electricity based upon economic dispatch and available gas supplies. Under current conditions, including, in particular, existing constraints in the region's gas supply infrastructure, the Company does not expect the facility to generate a significant amount of energy at least through 2006.

     The functional currency for the Termoceara Generating Facility is the Brazilian Real. The electric power sales contract with Petrobras contains an embedded derivative, which derives its value from an annual adjustment factor, which largely indexes the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the loss from the change in fair value of the embedded derivative in the electric power sales contract for the three months ended March 31, 2004, was $29,000 (after tax). The Company's 49 percent share of the foreign currency loss resulting from the decrease in value of the Brazilian Real versus the U.S. dollar for the three months ended March 31, 2004, was $159,000 (after tax).

     During 2004, Petrobras initiated discussions with a number of owners of thermoelectric plants, including MPX, regarding a possible renegotiation of their related power purchase agreements or buyout of the generating plants. On January 13, 2005, Petrobras obtained a Brazilian court order permitting it to cease making monthly capacity payments to MPX and to instead deposit the payments into a court account until the matter is resolved. On February 2, 2005, the court revoked its January 13, 2005, order and stated that MPX could withdraw the amounts deposited by Petrobras. This decision was upheld on appeal on February 17, 2005. Under the existing contract, Petrobras agreed to jointly market all of the facility's energy, and in the event that the facility's revenues are insufficient to cover its costs during certain periods, to make certain monthly contingency payments. Petrobras has stated that, because of structural changes in the Brazilian electric power markets since the contract was signed in 2001, the contingency payments had become permanent payment obligations entitling Petrobras to renegotiate the contract. The contract contains a dispute resolution provision which creates a 30-day period for accelerated negotiations. It provides that if the parties do not reach agreement during the 30-day period, the dispute is to be resolved by arbitration.

     On March 24, 2005, MPX and Petrobras signed a term sheet (Term Sheet) suspending arbitration proceedings and providing a framework in principle to sell the Termoceara Generating Facility to Petrobras. The Term Sheet provides for the sale of the Termoceara Generating Facility for US $137 million, subject to adjustment based on due diligence and Term Sheet stipulations. The sale is contingent on the parties entering into a definitive purchase agreement, the satisfactory completion of due diligence review and audit of MPX and certain other matters. It is anticipated that the sale would be completed by mid-year 2005 and that the financial results of the sale will be reflected upon closing.

     In 2005, revenues were not recognized under the original 2002 electric power sales contract, only cost reimbursements from Petrobras pursuant to the Term Sheet. The Termoceara Generating Facility is being accounted for as an asset held for sale and as a result no depreciation, depletion and amortization expense has been recorded in 2005. However, if the sale of the Termoceara Generating Facility to Petrobras does not occur, MPX plans to pursue the collection of the entire capacity payments under the electric power sales contract through arbitration and/or litigation.

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

     In September 2004, Centennial Resources, through wholly owned subsidiaries, acquired a 50-percent ownership interest in a 310-megawatt natural gas-fired electric generating facility located in Hartwell, Georgia (Hartwell Generating Facility). The Hartwell Generating Facility sells its output under a power purchase agreement with Oglethorpe Power Corporation (Oglethorpe) that expires in May 2019. Oglethorpe reimburses the Hartwell Generating Facility for actual costs of fuel acquired to operate the plant. American National Power, a wholly owned subsidiary of International Power of the United Kingdom, holds the remaining 50-percent ownership interest and is the operating partner for the facility.

     At March 31, 2005 and December 31, 2004, MPX, Carib Power and Hartwell had total assets of $344.0 million and $334.2 million, and long-term debt of $217.2 million and $224.9 million, respectively. At March 31, 2004, MPX and Carib Power had total assets of $204.6 million and long-term debt of $161.3 million.
     The Company's investment in the Termoceara, Trinity and Hartwell Generating Facilities was approximately $65.4 million, including undistributed earnings of $26.4 million, at March 31, 2005, and $65.7 million, including undistributed earnings of $26.6 million at December 31, 2004. The Company's investment in the Termoceara and Trinity Generating Facilities was approximately $39.3 million, including undistributed earnings of $7.6 million, at March 31, 2004.


13.  Goodwill and other intangible assets

     The changes in the carrying amount of goodwill were as follows:

                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Three Months             January 1,     During       March 31,
     Ended March 31, 2005       2005       the Year*        2005
                                        (In thousands)

     Electric                 $     ---    $    ---       $    ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,632           6         62,638
     Pipeline and energy
       services                   5,464         ---          5,464
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               120,452         ---        120,452
     Independent power
       production                11,195          91         11,286
     Other                          ---         ---            ---
     Total                    $ 199,743    $     97       $199,840



                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Three Months             January 1,     During       March 31,
     Ended March 31, 2004       2004       the Year*        2004
                                        (In thousands)

     Electric                  $    ---    $    ---       $    ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,604         ---         62,604
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               120,198        (690)       119,508
     Independent power
       production                 7,131         ---          7,131
     Other                          ---         ---            ---
     Total                     $199,427    $   (690)      $198,737


                           Balance    Goodwill  Goodwill   Balance
                            as of     Acquired  Impaired    as of
     Year Ended           January 1,   During    During  December 31,
     December 31, 2004      2004      the Year* the Year     2004
                                         (In thousands)

     Electric              $    ---    $  ---    $   ---    $    ---
     Natural gas
       distribution             ---       ---        ---         ---
     Utility services        62,604        28        ---      62,632
     Pipeline and energy
       services               9,494       ---     (4,030)      5,464
     Natural gas and oil
       production               ---       ---        ---         ---
     Construction materials
       and mining           120,198       254        ---     120,452
     Independent power
       production             7,131     4,064        ---      11,195
     Other                      ---       ---        ---         ---
     Total                 $199,427    $4,346    $(4,030)   $199,743

     __________________
     * Includes purchase price adjustments related to acquisitions acquired in a prior period.

     Innovatum, Inc. (Innovatum), an indirect wholly owned subsidiary of the Company, which specializes in cable and pipeline magnetization and location, developed a hand-held locating device that can detect both magnetic and plastic materials, including unexploded ordnance. Innovatum was working with, and had demonstrated the device to, a Department of Defense contractor and had also met with individuals from the Department of Defense to discuss the possibility of using the hand-held locating device in their operations. In the third quarter of 2004, after communications with the Department of Defense, and delays in further testing resulting from a Department of Defense request to enhance the hand-held locating device, Innovatum decreased its expected future cash flows from the hand-held locating device. This decrease, coupled with the continued downturn in the telecommunications and energy industries, resulted in a revised earnings forecast for Innovatum, and as a result, a goodwill impairment loss of $4.0 million (before and after tax) was recognized in the third quarter of 2004. Innovatum, a reporting unit for goodwill impairment testing, is part of the pipeline and energy services segment. The fair value of Innovatum was estimated using the expected present value of future cash flows.

     As discussed in Note 1 in the Company's Notes to Consolidated Financial Statements in the 2004 Annual Report, the Company reclassified its leasehold rights at its construction materials and mining operations from other intangible assets, net to property, plant and equipment.

     Other intangible assets were as follows:

                                   March 31,  March 31,   December 31,
                                     2005         2004        2004
                                             (In thousands)

     Amortizable intangible assets:
      Acquired contracts             $14,936     $12,656      $15,041
      Accumulated amortization        (5,690)     (2,422)      (5,013)
                                       9,246      10,234       10,028
      Noncompete agreements           10,575      10,275       10,575
      Accumulated amortization        (8,266)     (7,957)      (8,186)
                                       2,309       2,318        2,389
      Other                            4,224       6,652        9,535
      Accumulated amortization          (627)       (341)        (534)
                                       3,597       6,311        9,001
     Unamortizable intangible
       assets                            851         960          851
     Total                           $16,003     $19,823      $22,269

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

     Amortization expense for amortizable intangible assets for the three months ended March 31, 2005 and 2004, and for the year ended December 31, 2004, was $864,000, $566,000 and $3.8 million, respectively. Estimated amortization expense for amortizable intangible assets is $2.8 million in 2005, $1.9 million in 2006, $1.8 million in 2007, $1.9 million in 2008, $1.8 million in 2009 and $5.8 million thereafter.

14.  Derivative instruments

     From time to time, the Company utilizes derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. The following information should be read in conjunction with Notes 1 and 5 in the Company's Notes to Consolidated Financial Statements in the 2004 Annual Report.

     As of March 31, 2005, Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, held derivative instruments designated as cash flow hedging instruments.

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

     For the three months ended March 31, 2005 and 2004, the amount of hedge ineffectiveness, which was included in operating revenues, was immaterial. For the three months ended March 31, 2005 and 2004, Fidelity did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

     Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2005, the maximum term of Fidelity's swap and collar agreements, in which it is hedging its exposure to the variability in future cash flows for forecasted transactions, is 21 months. Fidelity estimates that over the next 12 months net losses of approximately $23.3 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

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

     The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and Trinidad and Tobago, as discussed in Note 12.

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

     The information below follows the same accounting policies as described in Note 1 in the Company's Notes to Consolidated
     Financial Statements in the 2004 Annual Report. Information on the Company's businesses was as follows:

                                               Inter-
                                External      segment        Earnings
                               Operating     Operating      on Common
                                Revenues     Revenues         Stock
                                           (In thousands)
     Three Months
     Ended March 31, 2005

     Electric                  $  44,319     $    ---        $  3,134
     Natural gas distribution    144,976          ---           4,821
     Pipeline and energy
       services                   66,078       26,748           3,227
                                 255,373       26,748          11,182
     Utility services            113,708          152           1,958
     Natural gas and oil
       production                 38,310       48,770          28,805
     Construction materials
       and mining                187,087            7          (8,536)
     Independent power
       production                  9,817          ---             756
     Other                           ---        1,367              84
                                 348,922       50,296          23,067
     Intersegment eliminations       ---      (77,044)            ---
     Total                     $ 604,295     $    ---        $ 34,249

                                               Inter-
                                External      segment        Earnings
                               Operating     Operating      on Common
                                Revenues     Revenues         Stock
                                           (In thousands)
     Three Months
     Ended March 31, 2004

     Electric                  $  46,989     $    ---        $  3,408
     Natural gas distribution    128,320          ---           2,323
     Pipeline and energy
       services                   56,539       27,613           2,683
                                 231,848       27,613           8,414
     Utility services            100,251          ---          (1,901)
     Natural gas and oil
       production                 37,507       43,462          25,260
     Construction materials
       and mining                139,446          ---         (11,881)
     Independent power
       production                  6,407          ---           3,263
     Other                           ---          919             253
                                 283,611       44,381          14,994
     Intersegment eliminations       ---      (71,994)            ---
     Total                     $ 515,459     $    ---        $ 23,408

     Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings (loss) from utility services, natural gas and oil production, construction materials and mining, independent power production, and other are all from nonregulated operations.

16.  Employee benefit plans

     The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. The Company recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare
     Act) during the second quarter of 2004. The net periodic benefit cost for the three months ended March 31, 2004, does not reflect the effects of the 2003 Medicare Act. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

                                                         Other
                                     Pension         Postretirement
     Three Months                    Benefits          Benefits
     Ended March 31,               2005      2004     2005    2004
                                             (In thousands)

     Components of net periodic
       benefit cost:
       Service cost              $ 2,047   $ 1,849   $  485 $  583
       Interest cost               4,156     3,941    1,097  1,324
       Expected return on
          assets                  (4,910)   (5,087)    (983)  (993)
       Amortization of prior
          service cost               256       278      ---    ---
       Recognized net actuarial
          (gain) loss                209       247      (39)   (55)
       Amortization of net
          transition obligation
          (asset)                    (11)     (63)      538    526
     Net periodic benefit cost     1,747     1,165    1,098  1,385
     Less amount capitalized         172        74       91    102
     Net periodic benefit cost   $ 1,575   $ 1,091   $1,007 $1,283

     In addition to the qualified plan defined pension benefits reflected in the table above, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three months ended March 31, 2005 and 2004, was $1.9 million and $1.5 million, respectively.

17.  Regulatory matters and revenues subject to refund

     On March 24, 2005, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for the East River service area for a natural gas rate increase. Montana-Dakota requested a total increase of $850,000 annually or 12.8 percent above current rates. A final order from the SDPUC is expected in late 2005.

     In September 2004, Great Plains filed an application with the Minnesota Public Utilities Commission (MPUC) for a natural gas rate increase. Great Plains had requested a total increase of $1.4 million annually or approximately 4.0 percent above current rates. Great Plains also requested an interim increase of $1.4 million annually. In November 2004, the MPUC issued an Order authorizing an interim increase of $1.4 million annually effective with service rendered on or after January 10, 2005, subject to refund. A final order from the MPUC is expected in late 2005.

     In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission (FERC). Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design.
     In July 2003, the FERC issued its Order on Initial Decision. The Order on Initial Decision affirmed the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there are other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. In May 2004, the FERC issued an Order on Rehearing. The Order on Rehearing denied rehearing on all of the issues addressed by Williston Basin in its August 2003 request for rehearing except for the issue of the proper rate to utilize for transmission system negative salvage expenses. In addition, the FERC remanded the issues regarding certain service and annual demand quantity restrictions to an ALJ for resolution. In June 2004, Williston Basin requested clarification of a few of the issues addressed in the Order on Rehearing including determinations associated with cost of service and cost allocation, as discussed in the FERC's Order on Rehearing. In June 2004, Williston Basin also made its filing to comply with the requirements of the various FERC orders in this proceeding. Williston Basin participated in a hearing before the ALJ in early January 2005, regarding certain service and annual demand quantity restrictions remanded to the ALJ by the FERC in its Order on Rehearing. On April 8, 2005, the ALJ issued an Initial Decision on the matters remanded by the FERC. In the Initial Decision, the ALJ decided that Williston Basin had not supported its position regarding the service and annual demand quantity restrictions. Williston Basin plans on filing its Brief on Exceptions regarding these issues with the FERC by May 9, 2005. On April 19, 2005, the FERC issued its Order on Compliance Filing and Motion for Refunds. In this Order, the FERC approved Williston Basin's refund rates and established rates to be effective April 19, 2005. Williston Basin is required to make a compliance filing complying with the requirements of this Order regarding rates and issue refunds by May 19, 2005.

     A liability has been provided for a portion of the revenues that have been collected subject to refund with respect to Great Plains' and Williston Basin's pending regulatory proceedings. Great Plains and Williston Basin believe that the liability is adequate based on their assessment of the ultimate outcome of the proceedings.

18.  Contingencies

     Litigation

     In June 1997, Jack J. Grynberg (Grynberg) filed suit under the Federal False Claims Act against Williston Basin and Montana-Dakota and filed over 70 similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas. Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content and volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States. In April 1999, the United States Department of Justice decided not to intervene in these cases. In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the United States District Court for the District of Wyoming (Wyoming Federal District Court).

     In June 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the grounds that the information upon which Grynberg based his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information. The Motion to Dismiss is additionally based on the grounds that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure and that Grynberg failed to provide adequate information to the government prior to filing suit. The Motion to Dismiss was heard on March 17 and 18, 2005, by the Special Master appointed by the Wyoming Federal District Court.

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

     Fidelity has been named as a defendant in, and/or certain of its operations are or have been the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and November 2004 by a number of environmental organizations, including the Northern Plains Resource Council and the Montana Environmental Information Center, as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to the Wyoming Federal District Court. The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act, the National Environmental Policy Act, the Federal Land Management Policy Act, the National Historic Preservation Act and the Montana Environmental Policy Act. The cases involving alleged violations of the Federal Clean Water Act have been resolved without a finding that Fidelity is in violation of the Federal Clean Water Act. There presently are no claims pending for penalties, fines or damages under the Federal Clean Water Act. The suits that remain extant include a variety of claims that state and federal government agencies violated various environmental laws that impose procedural requirements and the lawsuits seek injunctive relief, invalidation of various permits and unspecified damages.

     In consolidated suits filed in the United States District Court for the District of Montana (Montana Federal District Court), the Northern Plains Resource Council and the Northern Cheyenne Tribe asserted that further development by Fidelity and others of coalbed natural gas operations in Montana should be enjoined until the Bureau of Land Management (BLM) completes a supplemental environmental impact statement (SEIS) that takes into account the phased development of this natural resource in the region. The Company estimates that it could take approximately eighteen months to two years for the BLM to complete the SEIS. On April 5, 2005, the Montana Federal District Court ordered, among other things, that while the SEIS is being prepared, the BLM is enjoined from approving production-related coalbed natural gas applications for permits to drill (APDs) on federal leases outside of a defined geographic area and that within this geographic area the BLM is required to limit the number of production-related APDs to keep the total number of federal, state and private wells to a maximum of 500 new wells per year. This limited injunction is substantially consistent with the position taken by the BLM before the Montana Federal District Court. Fidelity does not expect the Montana Federal District Court's decision to have a material adverse effect on its coalbed natural gas operations or related cash flows. The Northern Cheyenne Tribe and the Northern Plains Resource Council filed Notices of Appeal and Motions for Injunction Pending Appeal, respectively, on April 25 and 26, 2005.

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

     Montana-Dakota has joined with two electric generators in appealing a finding by the North Dakota Department of Health (ND Health Department) in September 2003 that the ND Health Department may unilaterally revise operating permits previously issued to electric generating plants. Although it is doubtful that any revision of Montana-Dakota's operating permits by the ND Health Department would reduce the amount of electricity its plants could generate, the finding, if allowed to stand, could increase costs for sulfur dioxide removal and/or limit Montana-Dakota's ability to modify or expand operations at its North Dakota generation sites. Montana-Dakota and the other electric generators filed their appeal of the order in October 2003, in the Burleigh County District Court in Bismarck, North Dakota. Proceedings have been stayed pending discussions with the U.S. Environmental Protection Agency (EPA), the ND Health Department and the other electric generators.

     In a related matter, the state of North Dakota and the EPA entered into a Memorandum of Understanding (MOU) in February 2004, establishing the principles to be used by the state of North Dakota in completing dispersion modeling of air quality in Theodore Roosevelt National Park and other "Class I" areas in North Dakota and Montana. In April 2004, the Dakota Resource Council filed a petition for review of the MOU with the United States Eighth Circuit Court of Appeals. The petition was dismissed, without prejudice, in June 2004 upon stipulation of the EPA, the Dakota Resource Council and the state of North Dakota. The Company cannot predict the outcome of the ND Health Department or Dakota Resource Council matters or their ultimate impact on its operations.

     The Company is also involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that the outcomes with respect to these other legal proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

     Environmental matters

     In December 2000, Morse Bros., Inc. (MBI), an indirect wholly owned subsidiary of the Company, was named by the EPA as a Potentially Responsible Party in connection with the cleanup of a commercial property site, acquired by MBI in 1999, and part of the Portland, Oregon, Harbor Superfund Site. Sixty-eight other parties were also named in this administrative action. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation of the harbor site for both the EPA and the Oregon State Department of Environmental Quality (DEQ) are being recorded, and initially paid, through an administrative consent order by the Lower Willamette Group (LWG), a group of 10 entities, which does not include MBI. The LWG estimates the overall remedial investigation and feasibility study will cost approximately $10 million. It is not possible to estimate the cost of a corrective action plan until the remedial investigation and feasibility study has been completed, the EPA has decided on a strategy, and a record of decision has been published. While the remedial investigation and feasibility study for the harbor site has commenced, it is expected to take several years to complete. The development of a proposed plan and record of decision on the harbor site is not anticipated to occur until 2006, after which a cleanup plan will be undertaken.

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

     In August 2004, Colorado Power Partners (CPP) and BIV Generation Company, LLC (BIV), indirect wholly owned subsidiaries of the Company, were each issued a draft Compliance Order on Consent (Compliance Orders) by the Colorado Department of Public Health and Environment (CDPHE). The Compliance Orders were issued in connection with excess emission periods of nitrogen oxides and carbon monoxide at the Company's electric generating facilities in Brush, Colorado, occurring mainly during start-up and shut-down periods. CPP, BIV and the CDPHE have been negotiating the final Compliance Orders, and execution of the final Compliance Orders is expected to occur by mid-year 2005. CPP and BIV have agreed to certain of the terms of the Compliance Orders which, at this time, include administrative penalties of $52,500 and $56,000, respectively. The Company does not believe that the Compliance Orders will have a material effect on the Company's results of operations.

     Guarantees

     Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Termoceara Generating Facility, as discussed in Note 12. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At March 31, 2005, the aggregate amount of borrowings outstanding subject to these guarantees was $29.4 million and the scheduled repayment of these borrowings is $5.5 million in 2005, $10.7 million in each of 2006 and 2007 and $2.5 million in 2008. The individual investor (who through EBX Empreendimentos Ltda. (EBX), a Brazilian company, owns 51 percent of MPX) has also guaranteed these loans. In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

     In addition, WBI Holdings has guaranteed certain of Fidelity's natural gas and oil price swap and collar agreement obligations. Fidelity's obligations at March 31, 2005, were $16.0 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at March 31, 2005, expire in 2005 and 2006; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. At March 31, 2005, the amount outstanding was reflected on the Consolidated Balance Sheets. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

     Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At March 31, 2005, the fixed maximum amounts guaranteed under these agreements aggregated $105.6 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $30.8 million in 2005; $17.9 million in 2006; $2.1 million in 2007; $200,000 in 2008; $900,000 in 2009; $30.0 million in 2010; $12.0 million in 2012; $2.2 million in 2028; $500,000, which is subject to expiration 30 days after the receipt of written notice and $9.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $561,000 and was reflected on the Consolidated Balance Sheets at March 31, 2005. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

     Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At March 31, 2005, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2008 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.6 million, which was not reflected on the Consolidated Balance Sheet at March 31, 2005, because these intercompany transactions are eliminated in consolidation.

     In addition, Centennial has issued guarantees to third parties related to the Company's routine purchase of maintenance items for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheet at March 31, 2005.

     As of March 31, 2005, Centennial was contingently liable for the performance of certain of its subsidiaries under approximately $441 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

19.  Related party transactions

     In 2004, Bitter Creek Pipelines, LLC (Bitter Creek) entered into two natural gas gathering agreements with Nance Petroleum Corporation (Nance Petroleum), a wholly owned subsidiary of St. Mary Land & Exploration Company (St. Mary). Robert L. Nance, an executive officer and shareholder of St. Mary, is also a member of the Board of Directors of the Company. The natural gas gathering agreements with Nance Petroleum were effective upon completion of certain high and low pressure gathering facilities, which occurred in mid-December 2004. Bitter Creek's capital expenditures related to the completion of the gathering lines and the expansion of its gathering facilities to accommodate the natural gas gathering agreements were $1.0 million for the three months ended March 31, 2005, and are estimated for the next three years to be $2.5 million in 2005, $2.2 million in 2006 and $3.3 million in 2007. The natural gas gathering agreements are each for a term of 15 years and month-to-month thereafter. Bitter Creek's revenues from these contracts were $252,000 for the three months ended March 31, 2005, and estimated revenues from these contracts for the next three years are $1.9 million in 2005, $3.8 million in 2006 and $5.8 million in 2007. The amount due from Nance Petroleum at March 31, 2005, was $91,000.

     Montana-Dakota entered into an agreement to purchase natural gas from Nance Petroleum for the period April 1, 2005 to October 31, 2005. Montana-Dakota estimates that it will purchase between $2.5 million to $3.5 million of natural gas from Nance Petroleum during this period.

20.  Pending Acquisition

     On April 19, 2005, Fidelity signed purchase and sale agreements to acquire natural gas and oil properties for an aggregate cash purchase price of $145 million, subject to accounting and purchase price adjustments customary for oil and natural gas acquisitions of this type. The acquisition is expected to close in May 2005, conditional upon completion of a due diligence process, including environmental reviews, and satisfaction of other standard closing conditions.

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

The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural gas-fired electric generating facilities in Brazil and Trinidad and Tobago, as discussed in Note 12 of Notes to Consolidated Financial Statements.

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

The Company's strategy is to apply its expertise in energy and transportation infrastructure industries to increase market share through internal growth along with acquisition of well-managed companies and properties, and development of projects that enhance shareholder value and are accretive to earnings per share and returns on invested capital.

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company's equity securities. Net capital expenditures are estimated to be approximately $660 million for 2005.

The Company faces certain challenges and risks as it pursues its growth strategies, including, but not limited to the following:

  - The natural gas and oil production business experiences fluctuations in natural gas and oil prices. These prices are volatile and subject to significant change at any time. The Company hedges a portion of its natural gas and oil production in order to mitigate the effects of price volatility.

  - Economic volatility both domestically and in the foreign countries where the Company does business affects the Company's operations as well as the demand for its products and services and, as a result, may have a negative impact on the Company's future revenues.

  - Fidelity continues to seek additional reserve and production growth, both in areas of existing activity and in other regions, through acquisition, exploration, development and production of natural gas and oil resources, including the development and production of its coalbed natural gas properties in the Powder River Basin. In this context, Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development program. Some of these actions have been successfully resolved and Fidelity is actively defending the others. If the plaintiffs are successful in the outstanding lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties in this region.

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


                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions,
                                                where applicable)

Electric                                        $  3.1  $  3.4
Natural gas distribution                           4.8     2.3
Utility services                                   2.0    (1.9)
Pipeline and energy services                       3.2     2.7
Natural gas and oil production                    28.8    25.3
Construction materials and mining                 (8.5)  (11.9)
Independent power production                        .7     3.2
Other                                               .1      .3
Earnings on common stock                        $ 34.2  $ 23.4

Earnings per common share - basic               $  .29  $  .20

Earnings per common share - diluted             $  .29  $  .20

Return on average common equity
 for the 12 months ended                         13.5%   12.7%
________________________________

Three Months Ended March 31, 2005 and 2004

Consolidated earnings for the quarter ended March 31, 2005, increased $10.8 million from the comparable prior period largely due to:

  - Higher natural gas prices of 10 percent and higher oil prices of 27 percent at the natural gas and oil production business
  - Increased outside electrical line construction workloads and margins at the utility services business
  - Improving economic conditions in Oregon contributed to increases in all product lines in that region at the construction materials and mining business
  - Higher retail sales prices, resulting from rate increases effective in North Dakota, Minnesota, South Dakota and Montana at the natural gas distribution business

Partially offsetting the increase in earnings was a decrease in earnings from the Company's equity method investment in Brazil as the result of the pending sale of the Termoceara Generating
Facility as discussed in Note 12 of Notes to Consolidated Financial
Statements.

FINANCIAL AND OPERATING DATA

The following tables contain key financial and operating statistics for each of the Company's businesses.

Electric
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions,
                                                where applicable)

Operating revenues                              $  44.3  $  47.0

Operating expenses:
 Fuel and purchased power                          16.2     16.7
 Operation and maintenance                         13.8     15.0
 Depreciation, depletion and amortization           5.1      5.0
 Taxes, other than income                           2.3      2.3
                                                   37.4     39.0

Operating income                                $   6.9  $   8.0

Retail sales (million kWh)                        604.5    621.1
Sales for resale (million kWh)                    198.0    227.3
Average cost of fuel and purchased
 power per kWh                                  $  .019  $  .019

Three Months Ended March 31, 2005 and 2004

Electric earnings decreased $300,000 due to:

  - Lower retail sales margins largely the result of a 3 percent decrease in retail sales volumes, primarily lower residential and commercial sales volumes, and the effects of a seasonal rate design in North Dakota
  - Lower sales for resale volumes of 13 percent, the result of decreased market demand due to milder weather

Partially offsetting the decrease were:

  - Decreased operation and maintenance expenses of $700,000 (after tax), largely payroll-related costs
  -  Higher average sales for resale prices of 9 percent

Natural Gas Distribution
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions,
                                                where applicable)
Operating revenues:
 Sales                                          $143.6  $127.0
 Transportation and other                          1.3     1.3
                                                 144.9   128.3
Operating expenses:
 Purchased natural gas sold                      120.5   105.6
 Operation and maintenance                        11.9    13.8
 Depreciation, depletion and amortization          2.4     2.3
 Taxes, other than income                          1.6     1.6
                                                 136.4   123.3

Operating income                                $  8.5  $  5.0

Volumes (MMdk):
 Sales                                            15.8    16.3
 Transportation                                    4.0     3.8
Total throughput                                  19.8    20.1

Degree days (% of normal)*                         93%     96%
Average cost of natural gas, including
 transportation thereon, per dk                 $ 7.61  $ 6.46
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended March 31, 2005 and 2004

Earnings at the natural gas and distribution business increased $2.5 million, the result of:

  - Higher retail sales prices, the result of rate increases effective in North Dakota, Minnesota, South Dakota and Montana
  - Lower operation and maintenance expenses of $1.2 million (after tax), primarily payroll-related

Utility Services
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                                 (In millions)

Operating revenues                              $ 113.9  $ 100.3

Operating expenses:
 Operation and maintenance                        101.2     95.5
 Depreciation, depletion and amortization           2.7      2.6
 Taxes, other than income                           5.8      4.8
                                                  109.7    102.9

Operating income (loss)                         $   4.2  $  (2.6)

Three Months Ended March 31, 2005 and 2004

Utility services had $2.0 million in earnings for the first quarter, compared to a $1.9 million loss in the comparable prior period. The increase is due to:

  - Increased outside electrical line construction workloads and margins
  - An increase from equipment sales and rentals of $500,000 (after tax)
  - Lower general and administrative expenses of $500,000 (after tax), largely lower payroll-related costs due in part to a reduction in work force

Pipeline and Energy Services
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions)
Operating revenues:
 Pipeline                                       $  19.7  $  23.1
 Energy services                                   73.1     61.1
                                                   92.8     84.2
Operating expenses:
 Purchased natural gas sold                        65.5     57.3
 Operation and maintenance                         13.3     13.4
 Depreciation, depletion and amortization           4.7      4.7
 Taxes, other than income                           2.0      1.9
                                                   85.5     77.3

Operating income                                $   7.3  $   6.9

Transportation volumes (MMdk):
 Montana-Dakota                                     7.7      8.3
 Other                                             13.9     14.1
                                                   21.6     22.4

Gathering volumes (MMdk)                           20.0     19.5

Three Months Ended March 31, 2005 and 2004

Earnings increased $500,000 at the pipeline and energy services business due to:

  -  Higher gathering rates of $1.1 million (after tax)
  - Lower operations and maintenance expenses, largely lower payroll-related expenses

Partially offsetting the increase were lower average transportation and storage rates in 2005 of $1.5 million (after tax), due in part to the estimated effects of a FERC rate order received in July 2003 and rehearing order received in May 2004 which resulted in lower anticipated rates effective July 1, 2004.

Natural Gas and Oil Production
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions,
                                                where applicable)
Operating revenues:
 Natural gas                                    $  72.4  $  66.4
 Oil                                               14.6     14.2
 Other                                               .1       .4
                                                   87.1     81.0
Operating expenses:
  Purchased natural gas sold                         .1       .4
  Operation and maintenance:
   Lease operating costs                            7.9      8.2
   Gathering and transportation                     2.8      2.5
   Other                                            5.5      6.0
  Depreciation, depletion and
   amortization                                    17.2     16.6
  Taxes, other than income:
   Production and property taxes                    5.9      4.7
   Other                                             .2       .1
                                                   39.6     38.5

Operating income                                $  47.5  $  42.5

Production:
 Natural gas (MMcf)                              14,427   14,506
 Oil (000's of barrels)                             367      457

Average realized prices (including hedges):
 Natural gas (per Mcf)                          $  5.02  $  4.57
 Oil (per barrel)                               $ 39.68  $ 31.16

Average realized prices (excluding hedges):
 Natural gas (per Mcf)                          $  5.02  $  4.68
 Oil (per barrel)                               $ 44.11  $ 32.34

Production costs, including
 taxes, per net equivalent Mcf:
 Lease operating costs                          $   .47  $   .48
 Gathering and transportation                       .17      .14
 Production and property taxes                      .36      .27
                                                $  1.00  $   .89

Three Months Ended March 31, 2005 and 2004

The natural gas and oil production business experienced a $3.5 million increase in earnings due to:

  -  Higher average realized natural gas prices of 10 percent
  -  Higher average realized oil prices of 27 percent

Partially offsetting the increase were:

  - Decreased oil production of 20 percent, primarily due to normal production declines
  - Higher depreciation, depletion and amortization expense of $300,000 (after tax) due to higher rates, partially offset by decreased production

Construction Materials and Mining
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions)

Operating revenues                              $ 187.1  $ 139.4

Operating expenses:
 Operation and maintenance                        170.4    133.0
 Depreciation, depletion and amortization          18.1     16.2
 Taxes, other than income                           8.1      6.5
                                                  196.6    155.7

Operating loss                                  $  (9.5) $ (16.3)

Sales (000's):
 Aggregates (tons)                                5,906    4,807
 Asphalt (tons)                                     361      302
 Ready-mixed concrete (cubic yards)                 660      574

Three Months Ended March 31, 2005 and 2004

The construction materials and mining business experienced a seasonal loss of $8.5 million in the first quarter. However, the seasonal loss decreased by $3.4 million from the $11.9 million loss experienced in the first quarter of 2004 due to:

  - Improving economic conditions in Oregon which contributed to increases in all the product lines in that region
  -  Increased ready-mixed concrete volumes
  -  Favorable weather at several operating locations

Independent Power Production
                                                  Three Months
                                                     Ended
                                                   March 31,
                                                  2005    2004
                                              (Dollars in millions)

Operating revenues                              $   9.8  $   6.4

Operating expenses:
  Operation and maintenance                         6.4      3.9
  Depreciation, depletion and amortization          2.5      2.1
  Taxes, other than income                           .7      ---
                                                    9.6      6.0

Operating income                                $    .2  $    .4

Net generation capacity - kW*                   279,600  279,600
Electricity produced and sold (thousand kWh)*    37,250   31,355
_____________________
*  Excludes equity method investments.
NOTE: The earnings from the Company's equity method investments are not reflected in the above table.

Three Months Ended March 31, 2005 and 2004

Earnings for the independent power production business decreased $2.5 million due to the absence in 2005 of earnings from the Company's equity method investment in Brazil pursuant to the terms of the pending sale of the Termoceara Generating Facility as discussed in
Note 12 of Notes to Consolidated Financial Statements. Earnings of $900,000 (after tax) from equity method investments acquired since the comparable period last year partially offset the decrease in earnings.

Other and Intersegment Transactions

Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

                                                   Three Months
                                                      Ended
                                                     March 31,
                                                   2005     2004
                                                   (In millions)
Other:
  Operating revenues                              $ 1.4    $  .9
  Operation and maintenance                         1.2       .8
  Depreciation, depletion and
    amortization                                     .1      ---
  Taxes, other than income                           .1      ---

Intersegment transactions:
  Operating revenues                              $77.0    $72.0
  Purchased natural gas sold                       72.6     68.5
  Operation and maintenance                         4.4      3.5

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

The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a source of liquidity for capital requirements not satisfied by its cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

  -  A severe prolonged economic downturn
  - The bankruptcy of unrelated industry leaders in the same line of business
  -  A deterioration in capital market conditions
  -  Volatility in commodity prices
  -  Terrorist attacks
  -  Fluctuations in the value of the dollar on currency exchanges

Environmental and Regulatory Risks

Some of the Company's operations are subject to extensive environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities. One of the Company's subsidiaries is subject to litigation in connection with its coalbed natural gas development activities.

The Company is subject to extensive environmental laws and regulations affecting many aspects of its present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, and delays as a result of ongoing litigation and compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions and coalbed natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Public officials and entities, as well as private individuals and organizations, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation that may arise.

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

The pending sale of the Termoceara Generating Facility may impact the Company's future earnings.

The Company signed a Term Sheet that provides a framework in principle for the sale of the Termoceara Generating Facility to Petrobras. At the completion of the sale, the Company will no longer generate earnings from its equity method investment in the project, and there can be no assurance that the Company will be able to use the proceeds from the sale in a manner that will provide comparable future earnings.

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

MDU Resources Group, Inc.

  - Earnings per common share for 2005, diluted, are projected in the range of $1.80 to $2.00, an increase from prior guidance of $1.70 to $1.90.

  - The Company expects the percentage of 2005 earnings per common share, diluted, by quarter to be in the following approximate ranges:

       -   Second quarter - 24 percent to 29 percent
       -   Third quarter - 32 percent to 37 percent
       -   Fourth quarter - 22 percent to 27 percent

  - These projections include the estimated effects of the anticipated sale of the Termoceara Generating Facility located in Brazil, the pending acquisition of natural gas and oil properties as discussed in
     Note 20 of Notes to Consolidated Financial Statements, and an investment in an additional international project.

  - The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

  - The Company anticipates investing approximately $660 million in capital expenditures during 2005.

  - The Company will consider issuing equity from time to time to keep debt at the nonregulated businesses at no more than 40 percent of total capitalization.

Electric

  - The expected earnings in 2005 are anticipated to be slightly lower than 2004.

  - This segment is involved in the review of potential power projects to replace capacity associated with expiring purchased power contracts and to provide for future growth. Those projects include participation in a proposed 600-megawatt (MW) coal-fired facility to be located in northeastern South Dakota and construction of a 175-MW lignite coal-fired facility (Vision 21) to be located in southwestern North Dakota. An air quality permit application is under review at the ND Health Department for the 175-MW facility. The costs of building and/or acquiring the additional generating capacity needed by the utility are expected to be recovered in rates.

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

  - On October 25, 2004, Montana-Dakota issued a request for proposal for 70 megawatts to 100 megawatts of firm capacity and associated energy for the period of November 1, 2006 through December 31, 2010. Montana-Dakota is currently in the process of evaluating the responses. A decision is expected to be made late 2005.

Natural gas distribution

  - The expected earnings for this segment for 2005 are projected to be somewhat higher than the earnings for 2004.

  - In September 2004, a natural gas rate case was filed with the MPUC requesting an increase of $1.4 million annually, or 4.0 percent above current rates. An interim increase of $1.4 million annually was approved by the MPUC effective January 10, 2005, subject to refund. A final order is expected in late 2005.

  - On March 24, 2005, a natural gas rate case was filed with the SDPUC for the East River service area requesting an increase of $850,000 annually, or 12.8 percent above current rates. A final order is expected in late 2005.

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

Utility services

  - Revenues are expected to be in the range of $450 million to $500 million in 2005.

  - The Company anticipates margins to increase substantially in 2005 as compared to 2004 levels.

  - Work backlog as of March 31, 2005, was approximately $226 million, compared to $174 million at March 31, 2004.

Pipeline and energy services

  - In 2005, total natural gas gathering and transportation throughput is expected to remain at the record levels achieved in 2004.

  - Firm capacity for the Grasslands Pipeline is currently 90,000 Mcf per day with expansion possible to 200,000 Mcf per day.

  - Transportation and storage rate reductions due to the estimated effects of a FERC rate order received in July 2003 and rehearing order received in May 2004 have been reflected in earnings projections.

  - The labor contract that Williston Basin was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the Company's 2004 Annual Report, remains in negotiations.

Natural gas and oil production

  - The Company is expecting to drill up to 500 wells in 2005, dependent on the timely receipt of regulatory approvals. Delays in receipt of drilling permits are affecting producers throughout the Rocky Mountain region.

  - In 2005, the Company expects a combined natural gas and oil production increase of approximately 6 percent to 10 percent over 2004 levels. A portion of this increase is predicated on the timely receipt of various regulatory approvals and the closing of the pending acquisition as discussed in Note 20 of Notes to Consolidated Financial Statements. Currently, this segment's net combined natural gas and oil production is approximately 175,000 Mcf equivalent to 185,000 Mcf equivalent per day.

  - Estimates of natural gas prices in the Rocky Mountain region for May through December 2005 reflected in earnings guidance are in the range of $4.75 to $5.25 per Mcf. The Company's estimates for natural gas prices on the NYMEX for May through December 2005 reflected in earnings guidance are in the range of $5.75 to $6.25 per Mcf. During 2004, more than three-fourths of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

  -  Estimates of NYMEX crude oil prices for April through December
     2005 reflected in earnings guidance are projected in the range of $40 to $45 per barrel.

  - The Company has hedged approximately 35 percent to 40 percent of its 2005 estimated annual natural gas production at various indices with prices ranging from a low Ventura index of $4.75 per Mcf to a high NYMEX price of $10.18 per Mcf. Ventura is an index pricing point related to Northern Natural Gas Co.'s system.

  - The Company has hedged approximately 35 percent to 40 percent of its 2005 estimated annual oil production at NYMEX prices ranging from a low of $30.70 per barrel to a high of $52.05 per barrel.

  - The Company has hedged approximately 5 percent to 10 percent of its 2006 estimated annual natural gas production at various indices with prices ranging from a low Ventura index of $6.00 per Mcf to a high Ventura index of $7.60 per Mcf.

  - The Company has hedged approximately 5 percent to 10 percent of its 2006 estimated annual oil production at NYMEX prices ranging from a low of $43.00 per barrel to a high of $54.15 per barrel.

Construction materials and mining

  - The Company anticipates improved earnings in 2005 as compared to 2004 with an expected return to normal weather conditions in Texas.

  - Aggregate, ready-mixed concrete and asphalt volumes in 2005 are expected to be comparable to 2004 levels.

  - Revenues in 2005 are expected to be somewhat higher than 2004 levels.

  - The Company expects that the replacement funding legislation for the Transportation Equity Act for the 21st Century will be equal to or higher than previous funding levels.

  - Work backlog as of March 31, 2005, was approximately $527 million, compared to $449 million at March 31, 2004.

  - The labor contract that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the Company's 2004 Annual Report, remains in negotiations.


Independent power production

  - Earnings for 2005 are expected to be lower than 2004 earnings primarily due to benefits realized in 2004 from foreign currency gains, the effects of the embedded derivative in the Brazilian electric power sales contract and as a result of the pending sale of the Brazilian electric generating facility.

  - The Company is constructing a 116-MW coal-fired electric generating facility near Hardin, Montana. A power sales agreement with Powerex Corp., a subsidiary of BC Hydro, has been secured for the entire output of the plant for a term expiring October 31, 2008, with the purchaser having an option for a two-year extension. The projected on-line date for this plant is late 2005.

NEW ACCOUNTING STANDARDS

SAB No. 106

In September 2004, the SEC issued SAB No. 106 which is an interpretation regarding the application of SFAS No. 143 by oil and gas producing companies following the full-cost accounting method. SAB No. 106 was effective for the Company as of January 1, 2005. The adoption of SAB No. 106 did not have a material effect on the Company's financial position or results of operations.

SFAS No. 123 (revised)

In December 2004, the FASB issued SFAS No. 123 (revised). SFAS No. 123 (revised) revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective for the Company on January 1, 2006. The Company is evaluating the effects of the adoption of SFAS No. 123 (revised).

FIN 47

In March 2005, the FASB issued FIN 47. FIN 47 addresses the diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for the Company at the end of the fiscal year ending December 31, 2005. The Company is evaluating the effects of the adoption of FIN 47.

EITF No. 04-6

In March 2005, the FASB ratified EITF No. 04-6. EITF No. 04-6 requires that post-production stripping costs be treated as a variable inventory production cost. EITF No. 04-6 is effective for the Company on January 1, 2006. The Company is evaluating the effects of the adoption of EITF No. 04-6.

For further information on SAB No. 106, SFAS No. 123 (revised), FIN 47 and EITF No. 04-6, see Note 10 of Notes to Consolidated Financial
Statements.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

The Company's critical accounting policies involving significant estimates include impairment testing of long-lived assets and intangibles, impairment testing of natural gas and oil production properties, revenue recognition, purchase accounting, asset retirement obligations, and pension and other postretirement benefits. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2004 Annual Report. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2004 Annual Report.

LIQUIDITY AND CAPITAL COMMITMENTS

Cash flows

Operating activities

Cash flows provided by operating activities in the first quarter of 2005 increased $47.5 million from the comparable 2004 period, largely the result of an increase in working capital of $27.1 million and higher net income of $10.8 million. Partially offsetting the increase was decreased deferred income taxes of $8.4 million.

Investing activities

Cash flows used in investing activities in the first quarter of 2005 increased $19.1 million compared to the comparable 2004 period, the result of an increase in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $39.8 million primarily due to the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana and higher ongoing capital expenditures. Largely offsetting the increase was a decrease in investments of $22.6 million due in part to the purchase of the Trinity Generating Facility in February 2004 at the independent power production business.

Financing activities

Cash flows provided by financing activities in the first quarter of 2005 decreased $7.9 million compared to the comparable 2004 period, the result of a $52.6 million decrease in the issuance of common stock as the result of proceeds received from an underwritten public offering in 2004. An increase of $20.1 million in the repayment of long-term debt also contributed to the decrease. Partially offsetting the decrease was an increase in the issuance of long-term debt of $66.7 million.

Defined benefit pension plans

The Company has qualified noncontributory defined benefit pension plans (Pension Plans) for certain employees. Plan assets consist of investments in equity and fixed income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the Pension Plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. At December 31, 2004, certain Pension Plans' accumulated benefit obligations exceeded these plans' assets by approximately $3.7 million. Pretax pension expense (income) reflected in the years ended December 31, 2004, 2003 and 2002, was $4.1 million, $153,000, and ($2.4) million, respectively. The Company's pension expense is currently projected to be approximately $6.5 million to $7.5 million in 2005. A reduction in the Company's assumed discount rate for Pension Plans along with declines in the equity markets experienced in 2002 and 2001 have combined to largely produce the increase in these costs. Funding for the Pension Plans is actuarially determined. The minimum required contributions for 2004, 2003 and 2002 were approximately $1.2 million, $1.6 million, and $1.2 million, respectively. For further information on the Company's Pension Plans, see Note 16 of Notes to Consolidated Financial Statements.

Capital expenditures

Net capital expenditures for the first three months of 2005 were $93.8 million. Net capital expenditures, including the issuance of the Company's equity securities in connection with acquisitions, are estimated to be approximately $660 million for the year 2005.
Estimated capital expenditures include those for:

  -  Potential future acquisitions
  -  System upgrades
  -  Routine replacements
  -  Service extensions
  -  Routine equipment maintenance and replacements
  -  Buildings, land and building improvements
  -  Pipeline and gathering expansion projects
  - Further enhancement of natural gas and oil production and reserve growth
  - Power generation opportunities, including certain costs for additional electric generating capacity and for a 116-megawatt coal-fired development project, as previously discussed
  -  Other growth opportunities

Approximately 28 percent of estimated 2005 net capital expenditures are associated with potential future acquisitions, including the pending acquisition discussed in Note 20 of Notes to Consolidated Financial Statements. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2005 capital expenditures referred to previously. It is anticipated that all of the funds required for capital expenditures will be met from various sources. These sources include internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company's equity securities.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at March 31, 2005.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $90 million at March 31, 2005. There were no amounts outstanding under the credit agreement at March 31, 2005. The credit agreement supports the Company's $75 million commercial paper program. There were no amounts outstanding under the Company's commercial paper program at March 31, 2005. The commercial paper borrowings classified as long-term debt are intended to be refinanced on a long-term basis through continued MDU Resources commercial paper borrowings and as further supported by the credit agreement, which expires on July 18, 2006.

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

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt. This was not applicable at March 31, 2005, as there were no variable rate borrowings.

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

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum leverage ratios, minimum interest coverage ratio, limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at March 31, 2005. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

On April 19, 2005, the Company issued conditional notices of redemption to redeem $20.9 million in Montana-Dakota Pollution Control Refunding Revenue Bonds in May 2005. Commercial paper borrowings will be used to fund the redemption.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of March 31, 2005, the Company could have issued approximately $346 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 5.0 times and 4.7 times for the twelve months ended March 31, 2005, and December 31, 2004, respectively. Additionally, the Company's first mortgage bond interest coverage was 7.5 times and 7.1 times for the twelve months ended March 31, 2005, and December 31, 2004, respectively. Common stockholders' equity as a percent of total capitalization (net of long-term debt due within one year) was 64 percent and 65 percent at March 31, 2005, and December 31, 2004, respectively.

Centennial Energy Holdings, Inc.

Centennial has three revolving credit agreements with various banks and institutions that support $335 million of Centennial's $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at March 31, 2005. Under the Centennial commercial paper program, $97 million was outstanding at March 31, 2005. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. One of these credit agreements is for $300 million and expires on August 17, 2007, and another agreement is for $25 million and expires on April 30, 2007. Pursuant to the $25 million credit agreement, on the last business day of April in 2005 and 2006, the line of credit will be reduced by $3.6 million each year. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities. The third agreement is an uncommitted line for $10 million, which was effective on January 25, 2005, and may be terminated by the bank at any time.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $450 million (previously $400 million) which was amended and restated on April 29, 2005. Under the terms of the master shelf agreement, $359 million was outstanding at March 31, 2005. The ability to request additional borrowings under this master shelf agreement will expire in April 2008. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $146,000 (after tax) based on March 31, 2005, variable rate borrowings. Based on Centennial's overall interest rate exposure at March 31, 2005, this change would not have a material effect on the Company's results of operations or cash flows.

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

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The significant covenants include maximum capitalization ratios, minimum interest coverage ratios, minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at March 31, 2005. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at March 31, 2005. The ability to request additional borrowings under this master shelf agreement expires on December 20, 2005.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions. The significant covenants include limitation on consolidated indebtedness, limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at March 31, 2005. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

Centennial has unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Termoceara Generating Facility, as discussed in
Note 12. The Company, through MDU Brasil, owns 49 percent of MPX. The main business purpose of Centennial extending the guarantee to MPX's creditors is to enable MPX to obtain lower borrowing costs. At
March 31, 2005, the aggregate amount of borrowings outstanding subject to these guarantees was $29.4 million and the scheduled repayment of these borrowings is $5.5 million in 2005, $10.7 million in each of 2006 and 2007 and $2.5 million in 2008. The individual investor (who through EBX owns 51 percent of MPX) has also guaranteed these loans.
In the event MPX defaults under its obligation, Centennial and the individual investor would be required to make payments under their guarantees, which are joint and several obligations. Centennial and the individual investor have entered into reimbursement agreements under which they have agreed to reimburse each other to the extent they may be required to make any guarantee payments in excess of their proportionate ownership share in MPX. These guarantees are not reflected on the Consolidated Balance Sheets.

As of March 31, 2005, Centennial was contingently liable for performance of certain of its subsidiaries under approximately
$441 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

There are no material changes in the Company's contractual obligations relating to long-term debt, operating leases and purchase commitments from those reported in the 2004 Annual Report.

For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2004 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

Commodity price risk

Fidelity utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on its forecasted sales of natural gas and oil production. For more information on commodity price risk, see
Part II, Item 7A in the 2004 Annual Report, and Notes 11 and 14 of Notes to Consolidated Financial Statements.

The following table summarizes hedge agreements entered into by Fidelity as of March 31, 2005. These agreements call for Fidelity to receive fixed prices and pay variable prices.

                          (Notional amount and fair value in thousands)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2005                $    5.48        6,049      $(12,869)

   Natural gas swap
    agreements maturing
    in 2006                $    6.80        5,360      $ (3,975)

                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2005                $ 5.34/$6.60    12,375      $(14,500)

   Natural gas collar
    agreement maturing
    in 2006                $ 6.00/$7.60     1,825      $   (995)

                             Weighted
                             Average      Notional
                           Fixed Price     Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreement
    maturing in 2005       $   30.70          138      $ (3,511)

                             Weighted
                             Average
                          Floor/Ceiling   Notional
                              Price        Amount
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreements
    maturing in 2005      $38.27/$45.67       430      $ (4,529)

   Oil collar agreement
    maturing in 2006      $43.00/$54.15       183      $   (896)

Interest rate risk

There were no material changes to interest rate risk faced by the Company from those reported in the 2004 Annual Report. For more information on interest rate risk, see Part II, Item 7A in the 2004 Annual Report.

Foreign currency risk

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

MDU Brasil's equity income from this Brazilian investment is impacted by fluctuations in currency exchange rates on transactions denominated in a currency other than the Brazilian Real, including the effects of changes in currency exchange rates with respect to the Termoceara Generating Facility's U.S. dollar denominated obligations. At March 31, 2005, these U.S. dollar denominated obligations approximated $53.7 million. If, for example, the value of the Brazilian Real decreased in relation to the U.S. dollar by 10 percent, MDU Brasil, with respect to its interest in the Termoceara Generating Facility, would record a foreign currency loss in net income of approximately $2.0 million (after tax) based on the above U.S. dollar denominated obligations at March 31, 2005.

The investment of Centennial International in the Termoceara
Generating Facility at March 31, 2005, was approximately $24.7 million.

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

For further information on this investment including the Term Sheet involving the potential sale of the Termoceara Generating Facility to Petrobras, see Note 12 of Notes to Consolidated Financial Statements.

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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 18 of Notes to Consolidated Financial Statements, which is incorporated by reference.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    ISSUER PURCHASES OF EQUITY SECURITIES

                         (a)      (b)          (c)                (d)

                        Total              Total Number      Maximum Number
                       Number   Average   of Shares (or     (or Approximate
                          of      Price  Units) Purchased   Dollar Value) of
                        Shares    Paid      as Part of        Shares (or
                          (or      per      Publicly        Units) that May
                        Units)    Share    Announced        Yet Be Purchased
      Period          Purchased   (or       Plans or         Under the Plans
                         (1)      Unit)    Programs (2)      or Programs (2)

January 1 through
January 31, 2005

February 1 through
February 28, 2005      16,574    $27.68

March 1 through
March 31, 2005

Total                  16,574    $27.68

(1) Represents shares of common stock withheld by the Company at the request of its executive officers and employees to pay taxes pursuant to officer and employee compensation plans.

(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 26, 2005. Three proposals were submitted to stockholders as described in the Company's Proxy Statement dated March 11, 2005, and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and the results of the stockholder votes.

                                              Shares
                                   Shares    Against or                Broker
                                     For      Withheld   Abstentions  Non-Votes

Proposal to elect three directors:

 For terms expiring in 2008 --
 Thomas Everist                  102,103,344  1,339,097       ---       ---
 Patricia L. Moss                102,103,582  1,338,859       ---       ---
 Robert L. Nance                 102,139,057  1,303,384       ---       ---

Proposal to ratify the appointment
 of Deloitte and Touche LLP as
 the Company's independent
 auditors for 2005               102,564,803    442,250   435,388       ---

Proposal to re-approve the
 material terms of the
 performance goals under the 1997
 Executive Long-term Incentive
 Plan                             96,596,246  5,524,760 1,321,435       ---


ITEM 6. EXHIBITS

10(a)   Supplemental Income Security Plan, as amended and restated
        February 17, 2005

10(b)   1997 Executive Long-Term Incentive Plan, as amended
        February 17, 2005

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


                               MDU RESOURCES GROUP, INC.



DATE: May 4, 2005              BY:  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President
                                    and Chief Financial
                                    Officer



                               BY: /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Senior Vice President
                                    and Chief Accounting
                                    Officer


                             EXHIBIT INDEX

Exhibit No.

10(a)   Supplemental Income Security Plan, as amended and restated
        February 17, 2005

10(b)   1997 Executive Long-Term Incentive Plan, as amended
        February 17, 2005

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