Form 10-Q
period 2005-06-30
MDU RESOURCES GROUP INC
filed 2005-08-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q



          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2005: 119,740,593 shares.


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

  -   Acquisition, disposal and impairment of assets or facilities
  - Changes in operation, performance and construction of plant facilities or other assets
  -   Changes in present or prospective generation
  -   The availability of economic expansion or development opportunities
  -   Population growth rates and demographic patterns
  - Market demand for, and/or available supplies of, energy products and services
  -   Cyclical nature of large construction projects at certain operations
  -   Changes in tax rates or policies
  -   Unanticipated project delays or changes in project costs
  -   Unanticipated changes in operating expenses or capital expenditures
  -   Labor negotiations or disputes
  - Inability of the various contract counterparties to meet their contractual obligations
  - Changes in accounting principles and/or the application of such principles to the Company
  -   Changes in technology
  -   Changes in legal or regulatory proceedings
  - The ability to effectively integrate the operations of acquired companies
  -   Fluctuations in natural gas and crude oil prices
  -   Decline in general economic environment
  -   Changes in governmental regulation
  -   Unanticipated increases in competition
  -   Variations in weather

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


                                   INDEX

Part I -- Financial Information

  Consolidated Statements of Income --
    Three and Six Months Ended June 30, 2005 and 2004

  Consolidated Balance Sheets --
    June 30, 2005 and 2004, and December 31, 2004

  Consolidated Statements of Cash Flows --
    Six Months Ended June 30, 2005 and 2004

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

Exhibits

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         MDU RESOURCES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                           Three Months       Six Months
                                               Ended             Ended
                                              June 30,           June 30,
                                          2005     2004       2005     2004
                                     (In thousands, except per share amounts)

Operating revenues:
  Electric, natural gas distribution
    and pipeline and energy services   $182,109  $159,368 $  437,481 $  391,215

  Utility services, natural gas and oil
    production, construction materials
    and mining, independent power
    production and other                588,063   493,933    936,986    777,545
                                        770,172   653,301  1,374,467  1,168,760

Operating expenses:
 Fuel and purchased power                14,547    16,370     30,733     33,095
 Purchased natural gas sold              46,673    39,534    160,172    134,278
  Operation and maintenance:
   Electric, natural gas distribution
    and pipeline and energy services 39,482 38,329 78,467 80,530 Utility services, natural gas and oil production, construction materials
    and mining, independent power
    production and other                475,784   397,084    766,788    643,454
 Depreciation, depletion and
   amortization                          51,588    51,787    104,427    101,298
 Taxes, other than income                28,574    25,466     55,243     47,351
                                        656,648   568,570  1,195,830  1,040,006

Operating income                        113,524    84,731    178,637    128,754

Earnings from equity method
  investments                            15,404     7,723     16,718     11,148

Other income                              1,505     1,847      2,656      3,216

Interest expense                         13,342    15,653     26,359     29,499

Income before income taxes              117,091    78,648    171,652    113,619

Income taxes                             36,918    20,018     57,059     31,410

Net income                               80,173    58,630    114,593     82,209

Dividends on preferred stocks               171       172        342        342

Earnings on common stock               $ 80,002  $ 58,458 $  114,251 $   81,867

Earnings per common share -- basic     $    .68  $    .50 $      .97 $      .71

Earnings per common share -- diluted   $    .67  $    .50 $      .96 $      .70

Dividends per common share             $    .18  $    .17 $      .36 $      .34

Weighted average common shares
 outstanding -- basic                   118,348   116,559    118,089    115,609

Weighted average common shares
 outstanding -- diluted                 119,037   117,567    118,767    116,632


The accompanying notes are an integral part of these consolidated financial statements.


                         MDU RESOURCES GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                           June 30,    June 30,   December 31,
                                            2005        2004        2004
                                            (In thousands, except shares
                                               and per share amounts)
ASSETS
Current assets:
 Cash and cash equivalents              $   57,711  $  132,476   $   99,377
 Receivables, net                          546,722     421,653      440,903
 Inventories                               158,886     121,920      143,880
 Deferred income taxes                       6,840       5,457        2,874
 Prepayments and other current assets       56,859      62,304       41,144
                                           827,018     743,810      728,178
Investments                                 98,563      78,067      120,555
Property, plant and equipment            4,273,670   3,744,146    3,931,428
 Less accumulated depreciation,
   depletion and amortization            1,440,732   1,267,014    1,358,723
                                         2,832,938   2,477,132    2,572,705
Deferred charges and other assets:
 Goodwill                                  214,972     200,553      199,743
 Other intangible assets, net               30,297      21,105       22,269
 Other                                      91,953      91,941       90,071
                                           337,222     313,599      312,083
                                        $4,095,741  $3,612,608   $3,733,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt due within one year     $   26,866  $   93,249   $   72,046
 Accounts payable                          212,888     183,097      184,993
 Taxes payable                              26,300      23,031       28,372
 Dividends payable                          21,685      20,139       21,449
 Other accrued liabilities                 164,225     132,866      142,233
                                           451,964     452,382      449,093
Long-term debt                           1,119,719     887,721      873,441
Deferred credits and other liabilities:
 Deferred income taxes                     505,651     467,376      494,589
 Other liabilities                         244,018     232,464      235,385
                                           749,669     699,840      729,974
Commitments and contingencies
Stockholders' equity:
 Preferred stocks                           15,000      15,000       15,000
 Common stockholders' equity:
  Common stock
   Shares issued -- $1.00 par value
   120,093,303 at June 30, 2005,
   117,829,664 at June 30, 2004 and
   118,586,065 at December 31, 2004        120,093     117,830      118,586
  Other paid-in capital                    898,373     843,658      863,449
  Retained earnings                        770,361     617,222      699,095
  Accumulated other comprehensive loss     (24,347)    (17,419)     (11,491)
  Treasury stock at cost - 412,906
   shares at June 30, 2005, and
   359,281 shares at December 31,
   2004 and June 30, 2004                   (5,091)     (3,626)      (3,626)
    Total common stockholders' equity    1,759,389   1,557,665    1,666,013
   Total stockholders' equity            1,774,389   1,572,665    1,681,013
                                        $4,095,741  $3,612,608   $3,733,521


The accompanying notes are an integral part of these consolidated financial statements.


                         MDU RESOURCES GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                         2005       2004
                                                         (In thousands)
Operating activities:
 Net income                                          $114,593   $ 82,209
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization            104,427    101,298
  Earnings, net of distributions, from equity
    method investments                                (14,619)   (10,455)
  Deferred income taxes                                 5,120     10,141
  Changes in current assets and liabilities, net
    of acquisitions:
     Receivables                                      (34,399)   (45,143)
     Inventories                                      (12,963)    (2,863)
     Other current assets                             (16,463)   (11,508)
     Accounts payable                                  20,545     24,026
     Other current liabilities                        (12,193)    23,814
   Other noncurrent changes                             9,282        809

 Net cash provided by operating activities            163,330    172,328

Investing activities:
 Capital expenditures                                (216,912)  (141,868)
 Acquisitions, net of cash acquired                  (162,274)   (22,006)
 Net proceeds from sale or disposition of property     11,355     10,001
 Investments                                              657    (22,684)
 Proceeds from notes receivable                           ---     22,000

 Net cash used in investing activities               (367,174)  (154,557)

Financing activities:
 Issuance of long-term debt                           324,727     55,115
 Repayment of long-term debt                         (123,734)   (42,202)
 Proceeds from issuance of common stock                 4,116     54,917
 Dividends paid                                       (42,931)   (39,466)

 Net cash provided by financing activities            162,178     28,364

Increase (decrease) in cash and cash equivalents      (41,666)    46,135
Cash and cash equivalents -- beginning of year         99,377     86,341

Cash and cash equivalents -- end of period           $ 57,711   $132,476


The accompanying notes are an integral part of these consolidated financial statements.


                      MDU RESOURCES GROUP, INC.
                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS

                       June 30, 2005 and 2004
                             (Unaudited)

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

 3.  Allowance for doubtful accounts

     The Company's allowance for doubtful accounts as of June 30, 2005 and 2004, and December 31, 2004, was $7.4 million, $8.0 million and $6.8 million, respectively.

 4.  Natural gas in underground storage

     Natural gas in underground storage for the Company's regulated operations is carried at cost using the last-in, first-out method. The portion of the cost of natural gas in underground storage expected to be used within one year was included in inventories and was $7.2 million, $5.2 million and $24.9 million at June 30, 2005 and 2004, and December 31, 2004, respectively. The remainder of natural gas in underground storage was included in other assets and was $43.3 million, $42.6 million, and $43.3 million at June 30, 2005 and 2004, and December 31, 2004, respectively.

 5.  Inventories

     Inventories, other than natural gas in underground storage for the Company's regulated operations, consisted primarily of aggregates held for resale of $84.2 million, $68.1 million and $71.0 million; materials and supplies of $45.8 million, $36.0 million and $31.0 million; and other inventories of $21.7 million, $12.6 million and $17.0 million; as of June 30, 2005 and 2004, and December 31, 2004, respectively. These inventories were stated at the lower of average cost or market.

 6.  Earnings per common share

     Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three and six months ended June 30, 2004, 205,305 shares with an average exercise price of $24.54, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three and six months ended June 30, 2005 and 2004, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

7.   Stock-based compensation

     The Company has stock option plans for directors, key employees and employees. In 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the six months ended June 30, 2005, was $4,000 (after tax). Compensation expense recognized for awards granted on or after January 1, 2003, for the three and six months ended June 30, 2004, was $2,000 and $5,000, respectively (after tax).

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

     The Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only. The following table illustrates the effect on earnings and earnings per common share for the three and six months ended June 30, 2005 and 2004, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

                                                Three Months Ended
                                                      June 30,
                                                 2005        2004
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as
       reported                                $ 80,002   $ 58,458
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                   ---          2
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                   (88)       (79)
     Pro forma earnings on common stock        $ 79,914   $ 58,381

     Earnings per common share -- basic --
       as reported                             $    .68   $    .50

     Earnings per common share -- basic --
       pro forma                               $    .68   $    .50

     Earnings per common share -- diluted --
       as reported                             $    .67   $    .50

     Earnings per common share -- diluted --
       pro forma                               $    .67   $    .50



                                                Six Months Ended
                                                      June 30,
                                                 2005        2004
                                              (In thousands, except
                                                per share amounts)

     Earnings on common stock, as
       reported                                $114,251   $ 81,867
     Stock-based compensation expense
       included in reported earnings,
       net of related tax effects                     4          5
     Total stock-based compensation
       expense determined under fair
       value method for all awards,
       net of related tax effects                  (125)      (172)
     Pro forma earnings on common stock        $114,130   $ 81,700

     Earnings per common share -- basic --
       as reported                             $    .97   $    .71

     Earnings per common share -- basic --
       pro forma                               $    .97   $    .71

     Earnings per common share -- diluted --
       as reported                             $    .96   $    .70

     Earnings per common share -- diluted --
       pro forma                               $    .96   $    .70


8.   Cash flow information

     Cash expenditures for interest and income taxes were as
     follows:
                                                Six Months Ended
                                                     June 30,
                                                 2005       2004
                                                 (In thousands)

     Interest, net of amount capitalized       $ 23,184    $26,269
     Income taxes paid                         $ 54,650    $21,295

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

     Comprehensive income, and the components of other comprehensive income (loss) and related tax effects, were as follows:

                                               Three Months Ended
                                                      June 30,
                                                 2005        2004
                                                 (In thousands)

     Net income                                 $80,173    $58,630
       Other comprehensive income (loss):
         Net unrealized gain (loss) on
          derivative instruments qualifying
          as hedges:
          Net unrealized gain (loss) on
           derivative instruments arising
           during the period, net of tax of
           $1,225 and $3,711 in 2005 and 2004,
           respectively                           1,957     (5,804)
          Less: Reclassification adjustment
           for loss on derivative
           instruments included in net income,
           net of tax of $4,522 and $1,473 in
           2005 and 2004, respectively          (7,223)     (2,304)
         Net unrealized gain (loss) on
          derivative instruments qualifying
          as hedges                               9,180     (3,500)
         Foreign currency translation
          adjustment                              (925)       (377)
                                                  8,255     (3,877)
     Comprehensive income                       $88,428    $54,753

                                                Six Months Ended
                                                      June 30,
                                                 2005        2004
                                                 (In thousands)

     Net income                                $114,593    $82,209
       Other comprehensive loss:
         Net unrealized loss on
          derivative instruments qualifying
          as hedges:
          Net unrealized loss on
           derivative instruments arising
           during the period, net of tax of
           $8,467 and $6,424 in 2005 and 2004,
           respectively                         (13,525)   (10,047)
          Less: Reclassification adjustment
           for loss on derivative
           instruments included in net income,
           net of tax of $1,057 and $1,020 in
           2005 and 2004, respectively           (1,688)    (1,595)
         Net unrealized loss on
          derivative instruments qualifying
          as hedges                             (11,837)    (8,452)
         Foreign currency translation
          adjustment                             (1,019)    (1,438)
                                                (12,856)    (9,890)
     Comprehensive income                      $101,737    $72,319

12.  Equity method investments

     The Company has a number of equity method investments including Carib Power Management LLC (Carib Power) and Hartwell Energy Limited Partnership (Hartwell). The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that the related carrying values may not be recoverable. None of the Company's equity method investments have been impaired and, accordingly, no impairment losses have been recorded in the accompanying consolidated financial statements or related equity method investment balances.

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

     In June 2005, an indirect wholly owned subsidiary of the Company completed the sale to Petrobras, the Brazilian state-controlled energy company, of its 49 percent interest in MPX Termoceara, Ltda. (MPX). The Company realized a gain of $15.6 million from the sale. MPX owns and operates a 220-megawatt natural gas-fired electric generating facility (Termoceara Generating Facility) in the Brazilian state of Ceara. Petrobras had entered into a contract to purchase all of the capacity and market all of the energy from the Termoceara Generating Facility. The electric power sales contract with Petrobras was scheduled to expire in mid-2008.

     The functional currency for the Termoceara Generating Facility was the Brazilian Real. The electric power sales contract with Petrobras contained an embedded derivative, which derived its value from an annual adjustment factor, which largely indexed the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the gain from the change in fair value of the embedded derivative in the electric power sales contract for the three and six months ended June 30, 2004, was $4.1 million (after tax). The Company's 49 percent share of the foreign currency loss resulting from the decrease in value of the Brazilian Real versus the U.S. dollar for the three and six months ended June 30, 2004, was $1.8 million (after tax) and $2.0 million (after tax), respectively.

     In 2005, the Termoceara Generating Facility was accounted for as an asset held for sale and as a result no depreciation, depletion and amortization expense was recorded in 2005.

     Centennial had unconditionally guaranteed a portion of certain bank borrowings of MPX. For more information on this guarantee, see Note 19.

     At June 30, 2005, the Company's equity method investments, including Carib Power and Hartwell, had total assets of $243.6 million, and long-term debt of $159.6 million. At December 31, 2004, MPX, Carib Power and Hartwell had total assets of $334.2 million, and long-term debt of $224.9 million. At June 30, 2004, MPX and Carib Power had total assets of $202.8 million and long-term debt of $158.0 million. The Company's investment in its equity method investments, including the Trinity and Hartwell Generating Facilities, was approximately $43.4 million, including undistributed earnings of $2.6 million, at June 30, 2005. The Company's investment in the Termoceara, Trinity and Hartwell Generating Facilities was approximately $65.7 million, including undistributed earnings of $26.6 million, at December 31, 2004. The Company's investment in the Termoceara and Trinity Generating Facilities was approximately $26.0 million, including undistributed earnings of $14.8 million, at June 30, 2004.


13.  Goodwill and other intangible assets

     The changes in the carrying amount of goodwill were as follows:

                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Six Months               January 1,     During       June 30,
     Ended June 30, 2005        2005       the Year*        2005
                                        (In thousands)

     Electric                  $    ---    $    ---       $    ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,632      12,102         74,734
     Pipeline and energy
       services                   5,464         ---          5,464
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               120,452       3,155        123,607
     Independent power
       production                11,195         (28)        11,167
     Other                          ---         ---            ---
     Total                     $199,743    $ 15,229       $214,972



                               Balance      Goodwill      Balance
                                as of       Acquired       as of
     Six Months               January 1,     During       June 30,
     Ended June 30, 2004        2004       the Year*        2004
                                        (In thousands)

     Electric                  $    ---    $    ---       $    ---
     Natural gas
       distribution                 ---         ---            ---
     Utility services            62,604          28         62,632
     Pipeline and energy
       services                   9,494         ---          9,494
     Natural gas and oil
       production                   ---         ---            ---
     Construction materials
       and mining               120,198      (2,668)       117,530
     Independent power
       production                 7,131       3,766         10,897
     Other                          ---         ---            ---
     Total                     $199,427    $  1,126       $200,553


                           Balance    Goodwill  Goodwill     Balance
                            as of     Acquired  Impaired      as of
     Year Ended           January 1,   During    During    December 31,
     December 31, 2004      2004      the Year* the Year      2004
                                        (In thousands)

     Electric              $    ---    $  ---    $   ---   $    ---
     Natural gas
       distribution             ---       ---        ---        ---
     Utility services        62,604        28        ---     62,632
     Pipeline and energy
       services               9,494       ---     (4,030)     5,464
     Natural gas and oil
       production               ---       ---        ---        ---
     Construction materials
       and mining           120,198       254        ---    120,452
     Independent power
       production             7,131     4,064        ---     11,195
     Other                      ---       ---        ---        ---
     Total                 $199,427    $4,346    $(4,030)  $199,743

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

     Other intangible assets were as follows:

                                    June 30,    June 30,  December 31,
                                      2005        2004        2004
                                              (In thousands)

     Amortizable intangible assets:
       Acquired contracts           $ 18,707    $14,636      $ 15,041
       Accumulated amortization       (6,519)    (3,036)       (5,013)
                                      12,188     11,600        10,028
       Noncompete agreements          11,784     10,275        10,575
       Accumulated amortization       (8,310)    (8,024)       (8,186)
                                       3,474      2,251         2,389
       Other                          14,698      6,656         9,535
       Accumulated amortization         (914)      (362)         (534)
                                      13,784      6,294         9,001
     Unamortizable intangible
       assets                            851        960           851
     Total                          $ 30,297   $ 21,105      $ 22,269

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

     Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2005 was $1.2 million and $2.1 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2004, and for the year ended December 31, 2004, was $702,000, $1.3 million and $3.8 million, respectively. Estimated amortization expense for amortizable intangible assets is $5.9 million in 2005, $6.0 million in 2006, $4.5 million in 2007, $4.0 million in 2008, $3.9 million in 2009 and $7.2 million thereafter.

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

     As of June 30, 2005, Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, held derivative instruments designated as cash flow hedging instruments.

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

     For the three and six months ended June 30, 2005 and 2004, the amount of hedge ineffectiveness, which was included in operating revenues, was immaterial. For the three and six months ended June 30, 2005 and 2004, Fidelity did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges.

     Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2005, the maximum term of Fidelity's swap and collar agreements, in which it is hedging its exposure to the variability in future cash flows for forecasted transactions, is 18 months. Fidelity estimates that over the next 12 months net losses of approximately $13.7 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

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

     The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which largely consist of investments in natural resource-based projects.

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

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2005

     Electric                  $  41,052      $     ---     $  1,755
     Natural gas distribution     54,691            ---       (1,283)
     Pipeline and energy
       services                   86,366         15,055        8,737
                                 182,109         15,055        9,209
     Utility services            136,911            (19)       3,659
     Natural gas and oil
       production                 43,487         54,255       29,949
     Construction materials
       and mining                394,015            ---       18,421
     Independent power
       production                 13,650            ---       18,582
     Other                           ---          1,367          182
                                 588,063         55,603       70,793
     Intersegment eliminations       ---        (70,658)         ---
     Total                     $ 770,172     $      ---     $ 80,002

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Three Months
     Ended June 30, 2004

     Electric                  $  39,834      $     ---     $    735
     Natural gas distribution     47,461            ---       (1,097)
     Pipeline and energy
       services                   72,073         13,423        4,434
                                 159,368         13,423        4,072
     Utility services             97,226            ---       (2,294)
     Natural gas and oil
       production                 39,038         45,181       26,136
     Construction materials
       and mining                347,026            200       20,345
     Independent power
       production                 10,643            ---       10,136
     Other                           ---            919           63
                                 493,933         46,300       54,386
     Intersegment eliminations       ---        (59,723)         ---
     Total                     $ 653,301      $     ---     $ 58,458


                                               Inter-
                               External       segment      Earnings
                                Operating    Operating     on Common
                               Revenues       Revenues       Stock
                                           (In thousands)
     Six Months
     Ended June 30, 2005

     Electric                 $   85,371     $     ---      $  4,888
     Natural gas distribution    199,665           ---         3,539
     Pipeline and energy
       services                  152,445        41,803        11,963
                                 437,481        41,803        20,390
     Utility services            250,621           132         5,617
     Natural gas and oil
       production                 81,797       103,025        58,754
     Construction materials
       and mining                581,102             7         9,885
     Independent power
       production                 23,466           ---        19,339
     Other                           ---         2,735           266
                                 936,986       105,899        93,861
     Intersegment eliminations       ---      (147,702)          ---
     Total                    $1,374,467     $     ---      $114,251

                                               Inter-
                                External      segment      Earnings
                                Operating    Operating     on Common
                                Revenues      Revenues       Stock
                                           (In thousands)
     Six Months
     Ended June 30, 2004

     Electric                 $   86,824      $     ---     $  4,143
     Natural gas distribution    175,779            ---        1,228
     Pipeline and energy
       services                  128,612         41,036        7,117
                                 391,215         41,036       12,488
     Utility services            197,477            ---       (4,195)
     Natural gas and oil
       production                 76,544         88,644       51,395
     Construction materials
       and mining                486,473            200        8,464
     Independent power
       production                 17,051            ---       13,399
     Other                           ---          1,837          316
                                 777,545         90,681       69,379
     Intersegment eliminations       ---       (131,717)         ---
     Total                    $1,168,760      $     ---     $ 81,867

     Earnings (loss) from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings (loss) from utility services, natural gas and oil production, construction materials and mining, independent power production, and other are all from nonregulated operations.

16.  Acquisitions

     During the first six months of 2005, the Company acquired utility services businesses in Nevada and construction materials and mining businesses in Idaho and Oregon, and natural gas and oil properties in south Texas, none of which was individually material. The total purchase consideration for these businesses and properties and purchase price adjustments with respect to certain other acquisitions acquired prior to 2005, including the Company's common stock and cash, was $192.9 million.

     The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. Final fair market values are pending the completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The results of operations of the acquired businesses and properties are included in the financial statements since the date of each acquisition. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented, as such acquisitions were not material to the Company's financial position or results of operations.

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

                                                         Other
                                      Pension         Postretirement
     Three Months                     Benefits          Benefits
     Ended June 30,                2005      2004     2005    2004
                                            (In thousands)

     Components of net periodic
       benefit cost:
       Service cost               $2,121   $ 1,984   $  546 $  312
       Interest cost               4,152     4,011    1,039    850
       Expected return on
         assets                   (5,063)   (5,100)  (1,042)  (979)
       Amortization of prior
         service cost                256       283      ---     72
       Recognized net actuarial
         (gain) loss                 483        (8)     (38)   (27)
       Amortization of net
         transition obligation
         (asset)                     (11)      (62)     525    550
     Net periodic benefit cost     1,938     1,108    1,030    778
     Less amount capitalized         185       117      115     80
     Net periodic benefit cost    $1,753   $   991   $  915 $  698

                                                         Other
                                      Pension         Postretirement
     Six Months                       Benefits          Benefits
     Ended June 30,                2005      2004     2005    2004
                                            (In thousands)

     Components of net periodic
       benefit cost:
       Service cost               $4,168   $ 3,833   $1,031 $  896
       Interest cost               8,308     7,952    2,136  2,173
       Expected return on
         assets                   (9,973)  (10,187)  (2,025)(1,972)
       Amortization of prior
         service cost                512       561      ---     72
       Recognized net actuarial
         (gain) loss                 692       239      (77)   (82)
       Amortization of net
         transition obligation
         (asset)                     (22)     (125)   1,063  1,076
     Net periodic benefit cost     3,685     2,273    2,128  2,163
     Less amount capitalized         357       191      206    182
     Net periodic benefit cost    $3,328   $ 2,082   $1,922 $1,981

     In addition to the qualified plan defined pension benefits reflected in the table above, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2005, was $1.4 million and $3.3 million, respectively. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2004, was $2.3 million and $3.8 million, respectively.

18.  Regulatory matters and revenues subject to refund

     On March 24, 2005, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for the East River service area for a natural gas rate increase. Montana-Dakota requested a total increase of $850,000 annually or 12.8 percent above current rates. A final order from the SDPUC is expected in late 2005.

     In September 2004, Great Plains filed an application with the Minnesota Public Utilities Commission (MPUC) for a natural gas rate increase. Great Plains had requested a total increase of $1.4 million annually or approximately 4.0 percent above current rates. Great Plains also requested an interim increase of $1.4 million annually. In November 2004, the MPUC issued an Order authorizing an interim increase of $1.4 million annually effective with service rendered on or after January 10, 2005, subject to refund. A final order from the MPUC is expected in early 2006.

     A liability has been provided for a portion of the revenues that have been collected subject to refund with respect to Great Plains' pending regulatory proceeding. Great Plains believes that the liability is adequate based on its assessment of the ultimate outcome of the proceeding.

     In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission (FERC).
     Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. In July 2003, the FERC issued its Order on Initial Decision. The Order on Initial Decision affirmed the ALJ's Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there were other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. In May 2004, the FERC issued an Order on Rehearing. The Order on Rehearing denied rehearing on all of the issues addressed by Williston Basin in its August 2003 request for rehearing except for the issue of the proper rate to utilize for transmission system negative salvage expenses. In addition, the FERC remanded the issues regarding certain service and annual demand quantity restrictions to an ALJ for resolution. In June 2004, Williston Basin requested clarification of a few of the issues addressed in the Order on Rehearing including determinations associated with cost of service and cost allocation, as discussed in the FERC's Order on Rehearing. In June 2004, Williston Basin also made its filing to comply with the requirements of the various FERC orders in this proceeding. Williston Basin participated in a hearing before the ALJ in early January 2005, regarding certain service and annual demand quantity restrictions remanded to the ALJ by the FERC in its Order on Rehearing. On April 8, 2005, the ALJ issued an Initial Decision on the matters remanded by the FERC. In the Initial Decision, the ALJ decided that Williston Basin had not supported its position regarding the service and annual demand quantity restrictions. Williston Basin filed its Brief on Exceptions regarding these issues with the FERC on May 9, 2005, and its Brief Opposing Exceptions to issues raised by Northern States Power Company on May 31, 2005. On April 19, 2005, the FERC issued its Order on Compliance Filing and Motion for Refunds. In this Order, the FERC approved Williston Basin's refund rates and established rates to be effective April 19, 2005. Williston Basin filed its compliance filing complying with the requirements of this Order regarding rates and issued refunds totaling approximately $18.5 million to its customers on May 19, 2005. Williston Basin filed its Refund Report, detailing the $18.5 million in refunds it issued to its customers, with the FERC on June 1, 2005. As a result of the Order, Williston Basin recorded a $5.0 million (after tax) benefit from the resolution of the rate proceeding.

19.  Contingencies

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

     In June 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the ground that the information upon which Grynberg based his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information. The Motion to Dismiss is additionally based on the ground that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure and that Grynberg failed to provide adequate information to the government prior to filing suit. The Motion to Dismiss was heard on March 17 and 18, 2005, by the Special Master appointed by the Wyoming Federal District Court. The Special Master, in his Written Report dated May 13, 2005, recommended the dismissal of Williston Basin and Montana-Dakota. The Written Report will be considered for adoption by the Wyoming Federal District Court.

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

     Fidelity has been named as a defendant in, and/or certain of its operations are or have been the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. These lawsuits were filed in federal and state courts in Montana between June 2000 and November 2004 by a number of environmental organizations, including the Northern Plains Resource Council (NPRC) and the Montana Environmental Information Center, as well as the Tongue River Water Users' Association and the Northern Cheyenne Tribe. Portions of two of the lawsuits have been transferred to the Wyoming Federal District Court. The lawsuits involve allegations that Fidelity and/or various government agencies are in violation of state and/or federal law, including the Federal Clean Water Act, the National Environmental Policy Act (NEPA), the Federal Land Management Policy Act, the National Historic Preservation Act
     (NHPA) and the Montana Environmental Policy Act. The cases involving alleged violations of the Federal Clean Water Act have been resolved without a finding that Fidelity is in violation of the Federal Clean Water Act. There presently are no claims pending for penalties, fines or damages under the Federal Clean Water Act. The suits that remain extant include a variety of claims that state and federal government agencies violated various environmental laws that impose procedural requirements and the lawsuits seek injunctive relief, invalidation of various permits and unspecified damages.

     In suits filed in the United States District Court for the District of Montana (Montana Federal District Court), the NPRC and the Northern Cheyenne Tribe asserted that further development by Fidelity and others of coalbed natural gas in Montana should be enjoined until the Bureau of Land Management
     (BLM) completes a Supplemental Environmental Impact Statement
     (SEIS). The Montana Federal District Court, in February 2005, entered a ruling requiring the BLM to complete a SEIS. The Montana Federal District Court later entered an order that would have allowed limited coalbed natural gas production in the Powder River Basin in Montana pending the BLM's preparation of the SEIS. The plaintiffs appealed the decision to the United States Ninth Circuit Court of Appeals (Ninth Circuit). The Montana Federal District Court declined to enter an injunction requested by the NPRC and the Northern Cheyenne Tribe that would have enjoined production pending the appeal. In late May 2005, the Ninth Circuit granted the request of the NPRC and the Northern Cheyenne Tribe and, pending further order from the Ninth Circuit, enjoined the BLM from approving any coalbed natural gas production projects in the Powder River Basin in Montana. That court also enjoined Fidelity from drilling any additional federally permitted wells in its Montana Coal Creek Project and from constructing infrastructure to produce and transport coalbed natural gas from the Coal Creek Project's existing federal wells.

     In related actions in the Montana Federal District Court, the NPRC and the Northern Cheyenne Tribe asserted (among other things) that the actions of the BLM in approving Fidelity's applications for permits and the plan of development for the Tongue River-Badger Hills Project in Montana (Badger Hills Project) did not comply with applicable Federal laws, including the NHPA and the NEPA. The NPRC also asserted that the Environmental Assessment that supported the BLM's prior approval of the Badger Hills Project was invalid. On June 6, 2005, the Montana Federal District Court issued orders in these cases enjoining operations on Fidelity's Badger Hills Project pending the BLM's consultation with the Northern Cheyenne Tribe as to satisfaction of the applicable requirements of NHPA and a further environmental analysis under NEPA. Fidelity has sought and obtained stays of the injunctive relief from the Montana Federal District Court and production from Fidelity's Badger Hills Project continues.

     Fidelity is vigorously defending all coalbed-related lawsuits and related actions in which it is involved, including the recent Ninth Circuit and Montana Federal District Court injunctions. In those cases where damage claims have been asserted, Fidelity is unable to quantify the damages sought and will be unable to do so until after the completion of discovery. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of this resource in the affected regions.

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

     In August 2004, Colorado Power Partners (CPP) and BIV Generation Company, LLC (BIV), indirect wholly owned subsidiaries of the Company, were each issued a draft Compliance Order on Consent (Compliance Orders) by the Colorado Department of Public Health and Environment (CDPHE). The Compliance Orders were issued in connection with excess emission periods of nitrogen oxides and carbon monoxide at the Company's electric generating facilities in Brush, Colorado, occurring mainly during start-up and shut-down periods. In June 2005, CPP, BIV and the CDPHE agreed upon the Compliance Orders. The terms of the Compliance Orders for CPP and BIV include administrative penalties of $9,900 and $10,600, and noncompliance/economic benefit penalties of $7,700 and $8,300, respectively. In addition, the terms of the Compliance Orders include an agreement for CPP and BIV to make a non-tax deductible donation for a Supplemental Environmental Project
     (SEP) in Morgan County, Colorado with total expenditures of not less than $39,600 and $42,400, respectively. If the parties cannot come to an agreement on the SEP to be funded within 120 days of the Compliance Order, CPP and BIV shall pay $39,600 and $42,400, respectively, as administrative penalties.

     Guarantees

     Centennial had unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Termoceara Generating Facility, as discussed in Note 12. The Company, through an indirect wholly owned subsidiary, owned 49 percent of MPX. The guarantee to MPX's creditors expired on July 25, 2005, as the outstanding bank borrowings were repaid on that date. At June 30, 2005, the aggregate amount of borrowings outstanding subject to these guarantees was $29.6 million. These guarantees are not reflected on the Consolidated Balance Sheets.

     In connection with the sale of MPX to Petrobras an indirect wholly-owned subsidiary of the Company has agreed to indemnify Petrobras for 49 percent of any losses which Petrobras may incur from certain contingent liabilities specified in the purchase agreement. Centennial has agreed to unconditionally guarantee payment of the indemnity obligations to Petrobras.

     In addition, WBI Holdings has guaranteed certain of Fidelity's natural gas and oil price swap and collar agreement obligations. Fidelity's obligations at June 30, 2005, were $11.3 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at June 30, 2005, expire in 2005 and 2006; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was reflected on the Consolidated Balance Sheets at June 30, 2005. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

     Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At June 30, 2005, the fixed maximum amounts guaranteed under these agreements aggregated $99.3 million.
     The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $15.0 million in 2005; $27.4 million in 2006; $2.2 million in 2007; $200,000 in
     2008; $900,000 in 2009; $30.0 million in 2010; $12.0 million in
     2012; $2.1 million in 2028; $500,000, which is subject to expiration 30 days after the receipt of written notice and $9.0 million, which has no scheduled maturity date. A guarantee for an unfixed amount estimated at $300,000 at June 30, 2005, has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $528,000 and was reflected on the Consolidated Balance Sheets at June 30, 2005. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

     Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At June 30, 2005, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2008 and $20.0 million in 2009. In the event of Prairielands' default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.5 million, which was not reflected on the Consolidated Balance Sheet at June 30, 2005, because these intercompany transactions are eliminated in consolidation.

     In addition, Centennial has issued guarantees to third parties related to the Company's routine purchase of maintenance items for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheet at June 30, 2005.

     As of June 30, 2005, Centennial was contingently liable for the performance of certain of its subsidiaries under approximately $614 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future.
     The surety bonds were not reflected on the Consolidated Balance
     Sheets.

20.  Related party transactions

     In 2004, Bitter Creek Pipelines, LLC (Bitter Creek), an indirect wholly owned subsidiary of the Company, entered into two natural gas gathering agreements with Nance Petroleum Corporation (Nance Petroleum), a wholly owned subsidiary of St. Mary Land & Exploration Company (St. Mary). Robert L. Nance, an executive officer and shareholder of St. Mary, is also a member of the Board of Directors of the Company. The natural gas gathering agreements with Nance Petroleum were effective upon completion of certain high and low pressure gathering facilities, which occurred in mid-December 2004. Bitter Creek's capital expenditures related to the completion of the gathering lines and the expansion of its gathering facilities to accommodate the natural gas gathering agreements were $1.1 million and $2.1 million for the three and six months ended June 30, 2005, respectively, and are estimated for the next three years to be $3.2 million in 2005, $2.2 million in 2006 and $3.3 million in 2007. The natural gas gathering agreements are each for a term of 15 years and month-to-month thereafter. Bitter Creek's revenues from these contracts were $287,000 and $539,000 for the three and six months ended June 30, 2005, respectively, and estimated revenues from these contracts for the next three years are $1.8 million in 2005, $4.3 million in 2006 and $6.0 million in 2007. The amount due from Nance Petroleum at June 30, 2005, was $98,000.

     Montana-Dakota entered into an agreement to purchase natural gas from Nance Petroleum for the period April 1, 2005 to October 31, 2005. Montana-Dakota estimates that it will purchase between $2.0 million to $2.5 million of natural gas from Nance Petroleum during this period. Montana-Dakota's expenses under this agreement for the three and six months ended June 30, 2005, were $760,000. The amount due to Nance Petroleum at June 30, 2005, was $251,000.


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

The vast majority of the Company's operations are located within the United States. The Company also has investments in foreign countries, which consist of investments in natural resource-based projects, as discussed in Note 12 of Notes to Consolidated Financial Statements.

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

The independent power production operations of Centennial Resources own, build and operate electric generating facilities in the United States and have investments in domestic and international natural resource-based projects. Electric capacity and energy produced at its power plants are sold primarily under mid- and long-term contracts to nonaffiliated entities.

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

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company's equity securities. Net capital expenditures are estimated to be approximately $700 million for 2005.

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

                                   Three Months     Six Months
                                      Ended           Ended
                                      June 30,       June 30,
                                    2005    2004    2005   2004
                             (Dollars in millions, where applicable)

Electric                           $ 1.8  $   .7  $  4.9  $ 4.2
Natural gas distribution            (1.3)   (1.1)    3.5    1.2
Utility services                     3.7    (2.3)    5.6   (4.2)
Pipeline and energy services         8.7     4.4    12.0    7.1
Natural gas and oil production      29.9    26.2    58.8   51.4
Construction materials and mining   18.4    20.4     9.9    8.5
Independent power production        18.6    10.1    19.3   13.4
Other                                 .2      .1      .3     .3
Earnings on common stock           $80.0  $ 58.5  $114.3  $81.9

Earnings per common
  share - basic                    $ .68  $  .50  $  .97  $ .71

Earnings per common
  share - diluted                  $ .67  $  .50  $  .96  $ .70

Return on average common equity
  for the 12 months ended                          14.4%    13.3%
________________________________

Three Months Ended June 30, 2005 and 2004

Consolidated earnings for the second quarter ended June 30, 2005, increased $21.5 million largely due to:

  -  A $15.6 million benefit from the sale of the Termoceara
     Generating Facility, partially offset by the absence in 2005 of the 2004 operating results from the Termoceara Generating Facility at the independent power production business
  - Increased outside electrical line construction and inside electrical workloads and margins at the utility services business
  - A $5.0 million (after tax) benefit from the resolution of a rate proceeding, as discussed in Note 18 of Notes to Consolidated Financial Statements at the pipeline and energy services business
  - Higher natural gas prices of 19 percent and higher oil prices of 29 percent at the natural gas and oil production business

Partially offsetting the increase was the absence of the favorable resolution of federal and related state income tax matters, which resulted in a benefit of $5.9 million (after tax), including interest, for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004

Consolidated earnings for the six months ended June 30, 2005, increased $32.4 million largely due to:

  - Increased outside electrical line construction and inside electrical workloads and margins at the utility services business
  - Higher natural gas prices of 14 percent and higher oil prices of 28 percent at the natural gas and oil production business
  -  A $15.6 million benefit from the sale of the Termoceara
     Generating Facility, partially offset by the absence in 2005 of the 2004 operating results from the Termoceara Generating Facility at the independent power production business
  - A $5.0 million (after tax) benefit from the resolution of a rate proceeding, as previously discussed

Partially offsetting the increase was the absence of the favorable resolution of federal and related state income tax matters realized in 2004.

FINANCIAL AND OPERATING DATA

The following tables contain key financial and operating statistics for each of the Company's businesses.

Electric
                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                             (Dollars in millions, where applicable)

Operating revenues             $  41.1  $  39.8  $  85.4 $  86.8

Operating expenses:
  Fuel and purchased power        14.5     16.4     30.7    33.1
  Operation and maintenance       14.9     14.6     28.7    29.6
  Depreciation, depletion and
    amortization                   5.2      5.0     10.4    10.0
  Taxes, other than income         2.1      2.0      4.3     4.2
                                  36.7     38.0     74.1    76.9

Operating income               $   4.4  $   1.8  $  11.3 $   9.9

Retail sales (million kWh)       554.7    505.3  1,159.2 1,126.5
Sales for resale (million kWh)   115.3    170.0    313.3   397.2
Average cost of fuel and
  purchased power per kWh      $  .021  $  .022  $  .020 $  .020

Three Months Ended June 30, 2005 and 2004

Electric earnings increased $1.1 million due to:

 - Increased retail sales margins, largely the result of a 10 percent increase in retail sales volumes
 - Increased sales for resale margins of $400,000 (after tax), due to lower fuel costs which were partially offset by a 32 percent decrease in sales for resale volumes
 -  Lower interest expense of $300,000 (after tax)

The increase in earnings was partially offset by the absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.2 million (after tax), including interest.

Six Months Ended June 30, 2005 and 2004

Electric earnings increased $700,000 due to:

 - Decreased operation and maintenance expense of $600,000 (after tax)
 -  Higher retail sales margins, largely due to higher volumes
 - Higher sales for resale margins, primarily the result of higher average realized prices of 11 percent and lower purchased power-related costs, offset in part by decreased sales for resale volumes of 21 percent
 -  Lower net interest expense of $500,000 (after tax)

Partially offsetting the increase in earnings was the absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.2 million (after tax), including interest.

Natural Gas Distribution
                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                             (Dollars in millions, where applicable)

Operating revenues:
  Sales                        $  53.6  $  46.5  $ 197.3 $ 173.5
  Transportation and other         1.1      1.0      2.4     2.3
                                  54.7     47.5    199.7   175.8
Operating expenses:
  Purchased natural gas sold      41.6     35.4    162.1   141.0
  Operation and maintenance       11.3     11.3     23.2    25.1
  Depreciation, depletion and
    amortization                   2.3      2.3      4.8     4.7
  Taxes, other than income         1.4      1.4      3.0     2.9
                                  56.6     50.4    193.1   173.7

Operating income (loss)        $  (1.9) $  (2.9) $   6.6 $   2.1

Volumes (MMdk):
  Sales                            5.3      5.4     21.2    21.7
  Transportation                   3.0      2.6      6.9     6.5
Total throughput                   8.3      8.0     28.1    28.2

Degree days (% of normal)*         92%      98%      93%     96%
Average cost of natural gas,
  including transportation
  thereon, per dk              $  7.82  $  6.58  $  7.66 $  6.49
_____________________
 * Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended June 30, 2005 and 2004

The natural gas distribution business experienced a seasonal loss of $1.3 million in the second quarter compared to a loss of $1.1 million in the second quarter of 2004. The decrease in earnings of $200,000 was largely due to:

 - The absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.1 million (after tax), including interest, partially offset by
 - Higher retail sales margins, primarily due to rate increases effective in North Dakota, Minnesota, South Dakota and Montana

Six Months Ended June 30, 2005 and 2004

The natural gas distribution business experienced an increase in earnings of $2.3 million due to:

 - Higher average realized rates, largely as a result of rate increases in North Dakota, Minnesota, South Dakota and Montana
 -  Decreased operation and maintenance expenses of $1.2 million
    (after tax)

The increase was partially offset by the absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.1 million (after tax), including interest.

Utility Services
                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                                           (In millions)

Operating revenues             $ 136.9  $  97.2  $ 250.8 $ 197.5

Operating expenses:
  Operation and maintenance      122.6     93.5    223.7   188.9
  Depreciation, depletion
    and amortization               3.1      2.5      5.9     5.2
  Taxes, other than income         4.3      3.7     10.1     8.5
                                 130.0     99.7    239.7   202.6

Operating income (loss)        $   6.9  $  (2.5) $  11.1 $  (5.1)

Three Months Ended June 30, 2005 and 2004

Utility services realized $3.7 million in earnings for the second quarter compared to a $2.3 million loss in the comparable prior period. The increase is due to:

 - Increased outside electrical line construction workloads and margins
 -  Higher inside electrical workloads and margins
 -  Higher equipment sales and rentals
 - Earnings from acquisitions made during the second quarter 2005 which contributed less than 10 percent to the increase

Six Months Ended June 30, 2005 and 2004

Utility services realized $5.6 million in earnings for the first six months of 2005 compared to a $4.2 million loss in the comparable prior period. The increase is due to:

 -  Increased outside electrical line construction workloads and margins
 -  Higher inside electrical workloads and margins
 -  Higher equipment sales and rentals
 -  Lower general and administrative expenses of $600,000 (after tax), largely lower payroll-related costs
 -  Earnings from businesses acquired during the second quarter
    2005

Pipeline and Energy Services
                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                                       (Dollars in millions)
Operating revenues:
  Pipeline                     $  22.5  $  22.7  $  42.3 $  45.7
  Energy services                 78.9     62.8    151.9   123.9
                                 101.4     85.5    194.2   169.6

Operating expenses:
  Purchased natural gas sold      71.4     59.2    136.9   116.5
  Operation and maintenance       13.3     12.5     26.6    25.9
  Depreciation, depletion
    and amortization              (1.5)     4.7      3.1     9.2
  Taxes, other than income         2.0      1.9      4.1     3.8
                                  85.2     78.3    170.7   155.4

Operating income               $  16.2  $   7.2  $  23.5 $  14.2

Transportation volumes (MMdk):
  Montana-Dakota                   7.7      7.6     15.4    15.9
  Other                           19.6     20.4     33.5    34.5
                                  27.3     28.0     48.9    50.4

Gathering volumes (MMdk)          19.7     19.8     39.7    39.3

Three Months Ended June 30, 2005 and 2004

Pipeline and energy services experienced an increase in earnings of $4.3 million due to:

 - The benefit from the resolution of a rate proceeding of $5.0 million (after tax) which included a reduction to depreciation, depletion and amortization expense. For further information see
    Note 18 of Notes to Consolidated Financial Statements.
 -  Higher gathering rates of $1.3 million (after tax)

Partially offsetting the increase were:

 - The absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.6 million (after tax), including interest
 - Decreased transportation and storage rates in 2005, the result of lower rates effective July 1, 2004

Six Months Ended June 30, 2005 and 2004

Pipeline and energy services experienced an increase in earnings of $4.9 million due to:

 - The benefit from the resolution of a rate proceeding of $5.0 million (after tax), as previously discussed
 -  Higher gathering rates of $2.5 million (after tax)
 - Decreased operation and maintenance expenses, largely payroll-related expenses

Partially offsetting the increase in earnings were:

 - Lower transportation and storage rates in 2005 of $2.4 million (after tax), the result of lower rates effective July 1, 2004
 - The absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.6 million (after tax), including interest

Natural Gas and Oil Production
                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                             (Dollars in millions, where applicable)
Operating revenues:
  Natural gas                  $  80.3  $  68.5  $ 152.8 $ 134.9
  Oil                             17.3     14.9     31.8    29.1
  Other                             .1       .8       .2     1.2
                                  97.7     84.2    184.8   165.2
Operating expenses:
  Purchased natural gas sold        .1       .7       .2     1.1
  Operation and maintenance:
   Lease operating costs           9.8      8.6     17.7    16.8
   Gathering and
    transportation                 2.8      2.7      5.6     5.2
   Other                           6.4      5.9     11.9    11.9
  Depreciation, depletion
   and amortization               21.2     17.9     38.3    34.5
  Taxes, other than income:
   Production and property
    taxes                          7.5      5.7     13.5    10.4
   Other                            .1       .1       .3      .3
                                  47.9     41.6     87.5    80.2

Operating income               $  49.8  $  42.6  $  97.3 $  85.0

Production:
  Natural gas (MMcf)            14,627   14,796   29,054  29,302
  Oil (000's of barrels)           406      450      773     907

Average realized prices
  (including hedges):
 Natural gas (per Mcf)         $  5.49  $  4.63  $  5.26 $  4.60
 Oil (per barrel)              $ 42.60  $ 33.09  $ 41.21 $ 32.12

Average realized prices
  (excluding hedges):
 Natural gas (per Mcf)         $  5.71  $  4.78  $  5.37 $  4.73
 Oil (per barrel)              $ 47.81  $ 35.75  $ 46.06 $ 34.03

Production costs, including
  taxes, per net equivalent Mcf:
 Lease operating costs         $   .57  $   .49  $   .52 $   .48
 Gathering and
  transportation                   .17      .15      .17     .15
 Production and property
  taxes                            .44      .33      .40     .30
                               $  1.18  $   .97  $  1.09 $   .93

Three Months Ended June 30, 2005 and 2004

The natural gas and oil production business experienced an increase in earnings of $3.7 million due to:

  -  Higher average realized natural gas prices of 19 percent
  -  Higher average realized oil prices of 29 percent

Partially offsetting the increase were:

  - Higher depreciation, depletion and amortization expense of $2.0 million (after tax) due to higher rates, largely driven by a recent acquisition
  - Decreased oil production volumes of 10 percent, due in part to normal production declines, offset in part by production from an acquisition made in the second quarter of 2005
  - Decreased natural gas production of 1 percent, primarily due to normal production declines and timing-related delays affecting coalbed natural gas drilling activity as a result of ongoing environmental litigation, largely offset by increased production from natural gas properties in the Rocky Mountain region and production from an acquisition made in the second quarter of 2005

Six Months Ended June 30, 2005 and 2004

Natural gas and oil production earnings increased $7.4 million due to:

  -  Higher average realized natural gas prices of 14 percent
  -  Higher average realized oil prices of 28 percent

Partially offsetting the increase were:

  - Decreased oil production of 15 percent, primarily due to normal production declines, offset in part by production from an acquisition made in the second quarter of 2005
  - Higher depreciation, depletion and amortization expense of $2.4 million (after tax) due to higher rates
  - Lower natural gas production of 1 percent, primarily due to normal production declines and timing-related delays affecting coalbed natural gas drilling activity as a result of ongoing environmental litigation, largely offset by increased production from natural gas properties in the Rocky Mountain region and production from an acquisition made in the second quarter of 2005

Construction Materials and Mining

                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                                      (Dollars in millions)

Operating revenues             $ 394.0  $ 347.2  $ 581.1 $ 486.7

Operating expenses:
  Operation and maintenance      330.0    286.6    500.5   419.7
  Depreciation, depletion
    and amortization              19.0     17.0     37.2    33.2
  Taxes, other than income        10.5      9.6     18.4    16.1
                                 359.5    313.2    556.1   469.0

Operating income               $  34.5  $  34.0  $  25.0 $  17.7

Sales (000's):
  Aggregates (tons)             11,023   11,187   16,929  15,994
  Asphalt (tons)                 2,139    2,346    2,500   2,648
  Ready-mixed concrete
    (cubic yards)                1,224    1,239    1,884   1,813

Three Months Ended June 30, 2005 and 2004

Construction materials and mining had $18.4 million in earnings for the second quarter of 2005 compared to $20.4 million in the comparable prior period. The $2.0 million decrease in earnings was due to:

  - The absence in 2005 of the 2004 favorable resolution of federal and related state income tax matters of $1.2 million (after tax), including interest
  - Increased depreciation, depletion and amortization expenses of $1.0 million (after tax) due to higher property, plant and equipment balances
  - The effects of unfavorable weather on asphalt and construction volumes and margins

Partially offsetting the decline were increased ready-mixed concrete margins.

Six Months Ended June 30, 2005 and 2004

Earnings at the construction materials and mining business increased $1.4 million due to:

  -  Increased ready-mixed concrete volumes and margins
  -  Higher cement volumes
  - Earnings from companies acquired since the comparable prior period, which contributed approximately 6 percent of earnings

Partially offsetting the increase were:

  - Higher depreciation, depletion and amortization expenses, the result of higher property, plant and equipment balances
  - Lower asphalt volumes and margins due largely to effects of weather and higher fuel prices
  - The absence in 2005 of the 2004 favorable resolution of federal and related state income tax matters of $1.2 million (after tax), including interest

Independent Power Production
                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                                      (Dollars in millions)

Operating revenues             $  13.7  $  10.6  $  23.5 $  17.1

Operating expenses:
  Operation and maintenance        7.3      2.8     13.7     6.8
  Depreciation, depletion and
    amortization                   2.2      2.3      4.7     4.4
  Taxes, other than income          .7      1.1      1.4     1.1
                                  10.2      6.2     19.8    12.3

Operating income               $   3.5  $   4.4  $   3.7 $   4.8

Net generation capacity - kW*  279,600  279,600  279,600 279,600
Electricity produced and sold
  (thousand kWh)*               90,762   84,148  128,012 115,503
_____________________
* Excludes equity method investments.
NOTE: The earnings from the Company's equity method investments are not reflected in the above table.

Three Months Ended June 30, 2005 and 2004

Independent power production experienced an increase in earnings of $8.5 million, largely due to:

  -  A $15.6 million benefit from the sale of the Termoceara
     Generating Facility, partially offset by the absence in 2005 of the 2004 operating results from the Termoceara Generating Facility
  - Earnings from a domestic electric-generating facility acquired since the comparable prior period

Six Months Ended June 30, 2005 and 2004

Independent power production experienced an increase in earnings of $5.9 million, largely due to:

  -  A $15.6 million benefit from the sale of the Termoceara
     Generating Facility, partially offset by the absence in 2005 of the 2004 operating results from the Termoceara Generating Facility
  - Earnings from equity method investments acquired since the comparable prior period

Other and Intersegment Transactions

Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

                                  Three Months       Six Months
                                     Ended             Ended
                                     June 30,          June 30,
                                  2005     2004     2005    2004
                                         (In millions)
Other:
  Operating revenues           $   1.4  $   1.0  $   2.7 $   1.8
  Operation and maintenance        1.2       .8      2.4     1.5
  Depreciation, depletion and
    amortization                    .1       .1       .1      .1
  Taxes, other than income         ---      ---       .1     ---

Intersegment transactions:
  Operating revenues           $  70.7  $  59.7  $ 147.7 $ 131.7
   Purchased  natural gas sold    66.4     55.8    139.0   124.3
Operation and maintenance          4.3      3.9      8.7     7.4

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

This business' ability to continue its return to profitability on a sustained basis will depend upon improved capital spending for electric construction services and continuing success in management's ability to refocus the business on more profitable markets, reduce operating costs and implement process improvements in project management.

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

One of the Company's subsidiaries is subject to litigation in connection with its coalbed natural gas development activities. These proceedings have caused delays in coalbed natural gas drilling activity in 2005, and the ultimate outcome of the actions could have a material effect on existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, a number of lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. Injunctive orders issued by the Ninth Circuit and the Montana Federal District Court have occasioned reductions in Fidelity's estimated total 2005 natural gas production levels. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

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

Risks Relating to Foreign Operations

The value of the Company's investments in foreign operations may diminish due to political, regulatory and economic conditions in countries where the Company does business.

The Company is subject to political, regulatory and economic conditions in foreign countries where the Company does business.
Significant changes in the political, regulatory or economic environment in these countries could negatively affect the value of the Company's investments located in these countries.

Other Risks

Competition is increasing in all of the Company's businesses.

All of the Company's businesses are subject to increased competition. The independent power production industry includes many strong and capable competitors, some of which have greater resources and more experience in the operation, acquisition and development of power generation facilities. Utility services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties as well as in the sale of its production output. The increase in competition could negatively affect the Company's results of operations and financial condition.

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

PROSPECTIVE INFORMATION

The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for each of the Company's businesses. Many of these highlighted points are forward-looking statements. There is no assurance that the Company's projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Reference is made to assumptions contained in this section, as well as the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, and other factors that are listed in the Introduction. Changes in such assumptions and factors could cause actual future results to differ materially from targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

  - Earnings per common share for 2005, diluted, are projected in the range of $1.90 to $2.10, an increase from prior guidance of $1.80 to $2.00.

  - The Company expects the percentage of 2005 earnings per common share, diluted, by quarter to be in the following approximate ranges:

     -  Third quarter - 30 percent to 35 percent
     -  Fourth quarter - 18 percent to 23 percent

  - The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

  - The Company anticipates investing approximately $700 million in capital expenditures during 2005.

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

  - Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises.

  - On October 25, 2004, Montana-Dakota issued a request for proposal for 70 megawatts to 100 megawatts of firm capacity and associated energy for the period of November 1, 2006 through December 31, 2010. Montana-Dakota is currently in the process of evaluating the responses. A decision is expected to be made late 2005.

Natural gas distribution

  - The expected earnings for this segment for 2005 are projected to be significantly higher than the earnings for 2004.

  - In September 2004, a natural gas rate case was filed with the MPUC requesting an increase of $1.4 million annually, or 4.0 percent. An interim increase of $1.4 million annually was approved by the MPUC effective January 10, 2005, subject to refund. A final order is expected in early 2006.

  - In March 2005, a natural gas rate case was filed with the SDPUC for the East River service area requesting an increase of $850,000 annually, or 12.8 percent. A final order is expected in late 2005.

  - Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. Montana-Dakota and Great Plains intend to protect their service areas and seek renewal of all expiring franchises.

Utility services

  - Revenues are expected to be in the range of $550 million to $600 million in 2005.

  - The Company anticipates margins to increase substantially in 2005 as compared to 2004 levels.

  - Work backlog as of June 30, 2005, was approximately $358 million, compared to $217 million at June 30, 2004.

Pipeline and energy services

  - In 2005, total natural gas gathering and transportation throughput is expected to be down approximately 5 percent from the record levels achieved in 2004.

  - Firm capacity for the Grasslands Pipeline is currently 90,000 Mcf per day with expansion possible to 200,000 Mcf per day.

  - The labor contract that Williston Basin was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the Company's 2004 Annual Report, remains in negotiations.

Natural gas and oil production

  - The Company is expecting to drill approximately 300 wells in 2005.

  - In 2005, the Company expects combined natural gas and oil production to approximate the record levels achieved in 2004, assuming continued production from existing wells at its Badger Hills Project in southeastern Montana. The Badger Hills Project has been the subject of two related actions filed in the Montana Federal District Court, in connection with which the Montana Federal District Court issued orders enjoining operations on the project. Subsequently, the Montana Federal District Court issued temporary stays of the injunction orders in these cases, thereby permitting continued production at the project pending further developments in the cases. Currently, this segment's net combined natural gas and oil production is approximately 200,000 Mcf equivalent to 210,000 Mcf equivalent per day.

  - Estimates of natural gas prices in the Rocky Mountain region for August through December 2005 reflected in earnings guidance are in the range of $4.75 to $5.25 per Mcf. The Company's estimates for natural gas prices on the NYMEX for August through December 2005 reflected in earnings guidance are in the range of $5.75 to $6.25 per Mcf. During 2004, more than three-fourths of this segment's natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

  -  Estimates of NYMEX crude oil prices for July through December
     2005 reflected in earnings guidance are in the range of $45 to $50 per barrel.

  - The Company has hedged a portion of its natural gas and oil production. The hedges that are in place as of July 20, 2005, for production in the last six months of 2005 and the twelve months of 2006 are summarized below:

 Commodity    Index*       Period        Forward     Price Swap or
                        Outstanding     Notional       Costless
                                         Volume         Collar
                                      (MMBtu)/(Bbl)  Floor-Ceiling
                                                    (Per MMBtu/Bbl)
 Natural Gas  Ventura    7/05 - 12/05       920,000      $5.00
 Natural Gas  Ventura    7/05 - 12/05       920,000   $4.75-$5.25
 Natural Gas  Ventura    7/05 - 12/05     1,840,000   $5.41-$6.80
 Natural Gas  Ventura    7/05 - 12/05     1,840,000  $5.00-$5.865
 Natural Gas  CIG        7/05 - 12/05     1,840,000   $5.25-$6.47
 Natural Gas  Ventura    7/05 - 12/05       920,000      $5.15
 Natural Gas  NYMEX      7/05 - 12/05       920,000   $6.50-$8.70
 Natural Gas  Ventura    7/05 - 12/05     1,840,000      $5.56
 Natural Gas  Ventura    7/05 - 12/05       920,000   $5.50-$7.18
 Natural Gas  CIG       11/05 - 12/05       549,000     $7.0500
 Natural Gas  NYMEX      8/05 - 12/05     1,530,000   $7.50-$8.40
 Natural Gas  Ventura    1/06 - 12/06     1,825,000   $6.00-$7.60
 Natural Gas  Ventura    1/06 - 12/06     3,650,000     $6.6550
 Natural Gas  CIG        1/06 - 03/06       900,000     $7.1600
 Natural Gas  CIG        1/06 - 03/06       810,000     $7.0500
 Natural Gas  Ventura    1/06 - 12/06     1,825,000   $6.75-$7.71
 Natural Gas  Ventura    1/06 - 12/06     1,825,000   $6.75-$7.77
 Natural Gas  Ventura    1/06 - 12/06     1,825,000   $7.00-$8.85
 Natural Gas  NYMEX      1/06 - 12/06     1,825,000   $7.75-$8.50
 Natural Gas  Ventura    1/06 - 12/06     1,825,000      $7.76
 Natural Gas  CIG        4/06 - 12/06     1,375,000   $6.50-$6.98
 Crude Oil    NYMEX      7/05 - 12/05        82,800  $32.00-$36.50
 Crude Oil    NYMEX      7/05 - 12/05        92,000  $43.00-$52.05
 Crude Oil    NYMEX      7/05 - 12/05        63,770  $39.00-$47.20
 Crude Oil    NYMEX      7/05 - 12/05        92,000     $30.70
 Crude Oil    NYMEX      1/06 - 12/06       182,500  $43.00-$54.15

* Ventura is an index pricing point related to Northern Natural Gas Co.'s system; CIG is an index pricing point related to Colorado
Interstate Gas Co.'s system.

Construction materials and mining

  - The Company anticipates improved earnings in 2005 as compared to 2004 with an expected return to normal weather conditions in Texas, improved construction volumes and margins and earnings from acquisitions.

  - Aggregate, asphalt and ready-mixed concrete volumes in 2005 are expected to be comparable to 2004 levels.

  - Revenues in 2005 are expected to be approximately 5 percent to 10 percent higher than 2004 levels.

  - The Company expects that the replacement funding legislation for the Transportation Equity Act for the 21st Century (TEA-21) will be equal to or higher than previous funding levels.

  - Work backlog as of June 30, 2005, was approximately $740 million, compared to $545 million at June 30, 2004.

  - The labor contract that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the Company's 2004 Annual Report, has been ratified.

Independent power production

  - Earnings for 2005 are expected to be somewhat lower than 2004 earnings primarily due to benefits realized in 2004 from foreign currency gains and the effects of the embedded derivative in the Brazilian electric power sales contract, as well as the absence of ongoing earnings resulting from the Termoceara Generating Facility sale.

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

LIQUIDITY AND CAPITAL COMMITMENTS

Cash flows

Operating activities

Cash flows provided by operating activities in the first six months of 2005 decreased by $9.0 million from the comparable 2004 period, largely the result of a decrease in working capital of $43.8 million due in part to increased income tax payments. Partially offsetting the decrease was an increase in net income of $32.4 million.

Investing activities

Cash flows used in investing activities in the first six months of 2005 increased $212.6 million compared to the comparable 2004 period, primarily due to an increase in net capital expenditures (capital expenditures; acquisitions, net of cash acquired; and net proceeds from the sale or disposition of property) of $214.0 million due largely to acquisitions in the second quarter of 2005, the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana and higher ongoing capital expenditures. Net capital expenditures exclude the noncash transactions related to acquisitions, including the issuance of the Company's equity securities. The noncash transactions were $30.6 million and $32.6 million for the six months ended June 30, 2005 and 2004, respectively.

Financing activities

Cash flows provided by financing activities in the first six months of 2005 increased by $133.8 million compared to the comparable 2004 period, largely the result of an increase in the issuance of long-term debt due in part to acquisitions in the second quarter of 2005 and the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana. The increase was partially offset by an increase in the repayment of long-term debt of $81.5 million, partially due to the redemption of $20.9 million in Pollution Control Refunding Revenue bonds, and a $50.8 million decrease in the issuance of common stock as the result of proceeds received from an underwritten public offering in 2004.

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

For further information on the Company's Pension Plans, see Note 17 of Notes to Consolidated Financial Statements.

Capital expenditures

Net capital expenditures for the first six months of 2005 were $398.4 million. Net capital expenditures, including the issuance of the Company's equity securities in connection with acquisitions, are estimated to be approximately $700 million for the year 2005.
Estimated capital expenditures include those for:

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

Approximately 31 percent of estimated 2005 net capital expenditures are associated with completed and potential future acquisitions.
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2005 capital expenditures referred to previously. It is anticipated that all of the funds required for capital expenditures will be met from various sources, including internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company's equity securities.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at June 30, 2005.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $100 million (with provision for an increase, at the option of the Company on stated conditions, up to a maximum of $125 million) at June 30, 2005. There were no amounts outstanding under the credit agreement at June 30, 2005. The credit agreement supports the Company's $75 million commercial paper program. There were no amounts outstanding under the Company's commercial paper program at June 30, 2005. The commercial paper borrowings classified as long-term debt are intended to be refinanced on a long-term basis through continued MDU Resources commercial paper borrowings and as further supported by the credit agreement, which expires in June 2010.

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

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt. This was not applicable at June 30, 2005, as there were no variable rate borrowings.

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

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions, including covenants not to permit, as of the end of any fiscal quarter, (A) the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent or (B) the ratio of funded debt to capitalization (determined with respect to the Company alone, excluding its subsidiaries) to be greater than 65 percent. Also included is a covenant that does not permit the ratio of the Company's earnings before interest, taxes, depreciation and amortization to interest expense (determined with respect to the Company alone, excluding its subsidiaries), for the twelve-month period ended each fiscal quarter, to be less than 2.5 to 1. Other covenants include limitation on sale of assets and limitation on investments. The Company was in compliance with these covenants and met the required conditions at June 30, 2005. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of June 30, 2005, the Company could have issued approximately $350 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 5.4 times and 4.7 times for the twelve months ended June 30, 2005, and December 31, 2004, respectively. Additionally, the Company's first mortgage bond interest coverage was 9.3 times and 7.1 times for the twelve months ended June 30, 2005, and December 31, 2004, respectively. Common stockholders' equity as a percent of total capitalization (net of long-term debt due within one year) was 61 percent and 65 percent at June 30, 2005, and December 31, 2004, respectively.

Centennial Energy Holdings, Inc.

Centennial has three revolving credit agreements with various banks and institutions that support $331.4 million of Centennial's
$350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at June 30, 2005. Under the Centennial commercial paper program, $300.8 million was outstanding at June 30, 2005. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by the Centennial credit agreements. One of these credit agreements is for $300 million and expires on August 17, 2007, and another agreement is for $21.4 million (previously $25 million) and expires on April 30, 2007. Pursuant to this credit agreement, on the last business day of April 2006, the line of credit will be reduced by $3.6 million. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities, and is currently in the process of negotiating the extension of the $300 million credit facility. The third agreement is an uncommitted line for $10 million, which was effective on January 25, 2005, and may be terminated by the bank at any time.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $450 million. Under the terms of the master shelf agreement, $388 million was outstanding at June 30, 2005. The ability to request additional borrowings under this master shelf agreement will expire in April 2008. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $451,000 (after tax) based on June 30, 2005, variable rate borrowings. Based on Centennial's overall interest rate exposure at June 30, 2005, this change would not have a material effect on the Company's results of operations or cash flows.

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

In order to borrow under Centennial's credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions including, covenants not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 60 percent. Also included is a covenant that does not permit the ratio of the Company's earnings before interest, taxes, depreciation and amortization to interest expense, for the twelve-month period ended each fiscal quarter, to be less than 2.25 to 1 (for the credit agreements) and 1.75 to 1 (for the master shelf agreement). Other covenants include minimum consolidated net worth, limitation on priority debt, limitation on sale of assets and limitation on loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at June 30, 2005. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

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

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at June 30, 2005. The ability to request additional borrowings under this master shelf agreement expires on December 20, 2005.

In order to borrow under Williston Basin's uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions including, covenants not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include limitation on priority debt, limitation on sale of assets and limitation on investments. Williston Basin was in compliance with these covenants and met the required conditions at June 30, 2005. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

Centennial had unconditionally guaranteed a portion of certain bank borrowings of MPX in connection with the Company's equity method investment in the Termoceara Generating Facility, as discussed in
Note 12. The Company, through an indirect wholly owned subsidiary, owned 49 percent of MPX. The guarantee to MPX's creditors expired on July 25, 2005, as the outstanding bank borrowings were repaid on that date. At June 30, 2005, the aggregate amount of borrowings outstanding subject to these guarantees was $29.6 million.

As of June 30, 2005, Centennial was contingently liable for the performance of certain of its subsidiaries under approximately $614 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

There are no material changes in the Company's contractual obligations relating to operating leases and purchase commitments from those reported in the 2004 Annual Report.

The Company's long-term debt at June 30, 2005, increased $201.1 million or 21 percent from December 31, 2004 due in part to acquisitions in the second quarter of 2005 and the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana. At June 30, 2005, the Company's long-term debt and estimated interest payments (for the twelve months ended June 30, of each year listed in the table below) were as follows:

                    2006   2007   2008   2009   2010  Thereafter    Total
                            (In millions)

Long-term debt     $26.9 $482.8 $131.3  $86.3  $36.8    $382.5   $1,146.6
Estimated interest
  payments*         60.3   46.8   36.6   29.1   25.1     103.7      301.6

                   $87.2 $529.6 $167.9 $115.4  $61.9    $486.2   $1,448.2

*Estimated interest payments are calculated based on the applicable rates and payment dates.

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

The following table summarizes hedge agreements entered into by Fidelity as of June 30, 2005. These agreements call for Fidelity to receive fixed prices and pay variable prices.

                       (Notional amount and fair value in thousands)

                             Weighted     Forward
                             Average      Notional
                           Fixed Price     Volume
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas swap
    agreements maturing
    in 2005                $    5.54        4,229      $ (5,908)

   Natural gas swap
    agreements maturing
    in 2006                $    7.04        7,185      $ (4,542)

                             Weighted
                             Average      Forward
                          Floor/Ceiling   Notional
                              Price        Volume
                           (Per MMBtu)  (In MMBtu's)   Fair Value

   Natural gas collar
    agreements maturing
    in 2005                $ 5.68/$6.88     9,810      $ (5,709)

   Natural gas collar
    agreements maturing
    in 2006                $ 6.85/$8.09     9,125      $ (3,014)

                             Weighted     Forward
                             Average      Notional
                           Fixed Price     Volume
                           (Per barrel) (In barrels)   Fair Value

   Oil swap agreement
    maturing in 2005       $   30.70           92      $ (2,523)

                             Weighted
                             Average      Forward
                          Floor/Ceiling   Notional
                              Price        Volume
                           (Per barrel) (In barrels)   Fair Value

   Oil collar agreements
    maturing in 2005      $38.11/$45.36      239        $ (3,202)

   Oil collar agreement
    maturing in 2006      $43.00/$54.15      183        $ (1,450)


Interest rate risk

There were no material changes to interest rate risk faced by the Company from those reported in the 2004 Annual Report. For more information on interest rate risk, see Part II, Item 7A in the 2004 Annual Report.

Foreign currency risk

The Company's investment, through an indirect wholly owned subsidiary, in the Termoceara Generating Facility was sold as discussed in Note 12 of Notes to Consolidated Financial Statements and, as a result, the Company no longer has any material exposure to foreign currency exchange risk.

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


                    PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 19 of Notes to Consolidated Financial Statements, which is incorporated by reference.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between April 1, 2005 and June 30, 2005, the Company issued 1,271,389 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company for all of the issued and outstanding capital stock with respect to businesses acquired during this period. The Common Stock and Rights issued by the Company in these transactions were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

The following table includes information with respect to the issuer's purchase of equity securities:


                ISSUER PURCHASES OF EQUITY SECURITIES


                          (a)      (b)          (c)                 (d)


                                                              Maximum Number (or
                       Total               Total Number of   Approximate Dollar
                     Number of  Average   Shares (or Units) Value) of Shares (or
                      Shares     Price    Purchased as Part  Units) that May Yet
                     (or Units)   Paid       of Publicly     Be Purchased Under
                     Purchased  per Share  Announced Plans      the Plans or
    Period                      (or Unit)  or Programs (3)      Programs (3)



April 1 through
April 30, 2005        34,655(1)     $26.97

May 1 through
May 31, 2005          53,625(2)     $27.33

June 1 through
June 30, 2005

Total                 88,280

(1) Represents 13,055 shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to a compensation plan and 21,600 shares of common stock purchased on the open market in connection with annual stock grants made to the Company's non-employee directors.

(2) Represents shares of common stock withheld by the Company to pay taxes in connection with vesting of restricted shares.

(3) Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.


ITEM 6. EXHIBITS

4(a) Centennial Energy Holdings, Inc. Master Shelf Agreement, dated April 29, 2005, among Centennial Energy Holdings, Inc. and The Prudential Insurance Company of America

4(b) MDU Resources Group, Inc. Credit Agreement, dated June 21, 2005, among MDU Resources Group, Inc., Wells Fargo Bank,
        National Association, as Administrative Agent, and The Other Financial Institutions Party thereto

10(a)   Purchase and Sale Agreement between Fidelity and Smith
        Production Inc., dated April 19, 2005 (Flores)

10(b)   Purchase and Sale Agreement between Fidelity and Smith
        Production Inc., dated April 19, 2005 (Tabasco and Texas
        Gardens)

10(c) First Amendment to the Purchase and Sale Agreements between Fidelity and Smith Production Inc., dated April 19, 2005

10(d) Second Amendment to the Purchase and Sale Agreement between Fidelity and Smith Production Inc., dated April 19, 2005

10(e)   Directors' Compensation Policy, as amended on May 12, 2005

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


                               MDU RESOURCES GROUP, INC.


DATE: August 3, 2005           BY:  /s/ Warren L. Robinson
                                   Warren L. Robinson
                                   Executive Vice President
                                     and Chief Financial Officer



                               BY: /s/ Vernon A. Raile
                                   Vernon A. Raile
                                   Senior Vice President
                                     and Chief Accounting Officer


EXHIBIT INDEX

Exhibit No.

4(a) Centennial Energy Holdings, Inc. Master Shelf Agreement, dated April 29, 2005, among Centennial Energy Holdings,
        Inc. and The Prudential Insurance Company of America

4(b) MDU Resources Group, Inc. Credit Agreement, dated June 21, 2005, among MDU Resources Group, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and The Other Financial Institutions Party thereto

10(a) Purchase and Sale Agreement between Fidelity and Smith Production Inc., dated April 19, 2005 (Flores)

10(b) Purchase and Sale Agreement between Fidelity and Smith Production Inc., dated April 19, 2005 (Tabasco and Texas Gardens)

10(c) First Amendment to the Purchase and Sale Agreements between Fidelity and Smith Production Inc., dated April 19, 2005

10(d) Second Amendment to the Purchase and Sale Agreement between Fidelity and Smith Production Inc., dated April 19, 2005

10(e)   Directors' Compensation Policy, as amended on May 12, 2005

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