Form 10-Q
period 2005-09-30
MDU RESOURCES GROUP INC
filed 2005-11-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

Commission file number 1-3480

MDU Resources Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-0423660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Schuchart Building
918 East Divide Avenue
P.O. Box 5650
Bismarck, North Dakota 58506-5650
(Address of principal executive offices)
(Zip Code)

(701) 222-7900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2005: 119,864,030 shares.

INTRODUCTION

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions. In addition to the risk factors and cautionary statements included in this Form 10-Q at Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Risk Factors and Cautionary Statements that May Affect Future Results, the following are some other factors that should be considered for a better understanding of the financial condition of MDU Resources Group, Inc. (Company). These other factors may impact the Company’s financial results in future periods.

•	Acquisition, disposal and impairment of assets or facilities
•	Changes in operation, performance and construction of plant facilities or other assets
•	Changes in present or prospective generation
•	The availability of economic expansion or development opportunities
•	Population growth rates and demographic patterns
•	Market demand for, and/or available supplies of, energy products and services
•	Cyclical nature of large construction projects at certain operations
•	Changes in tax rates or policies
•	Unanticipated project delays or changes in project costs
•	Unanticipated changes in operating expenses or capital expenditures
•	Labor negotiations or disputes
•	Inability of the various contract counterparties to meet their contractual obligations
•	Changes in accounting principles and/or the application of such principles to the Company
•	Changes in technology
•	Changes in legal or regulatory proceedings
•	The ability to effectively integrate the operations and controls of acquired companies

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

INDEX

Part I -- Financial Information

Consolidated Statements of Income -- Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Balance Sheets -- September 30, 2005 and 2004, and December 31, 2004

Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

Part II -- Other Information

Legal Proceedings

Unregistered Sales of Equity Securities and Use of Proceeds

Exhibits

Signatures

Exhibit Index

Exhibits

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$186,104	$149,623	$623,585	$540,837
Utility services, natural gas and oil production, construction materials and mining, independent power production and other	880,758	654,975	1,817,744	1,432,521
	1,066,862	804,598	2,441,329	1,973,358

Operating expenses:
Fuel and purchased power	16,286	15,995	47,019	49,090
Purchased natural gas sold	33,235	24,305	193,407	158,583
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	39,211	37,307	117,676	117,834
Utility services, natural gas and oil production, construction materials and mining, independent power production and other	735,045	527,669	1,501,835	1,171,126
Depreciation, depletion and amortization	60,580	53,115	165,007	154,413
Taxes, other than income	32,910	25,525	88,153	72,876
Asset impairments (Notes 13 and 14)	---	6,106	---	6,106
	917,267	690,022	2,113,097	1,730,028

Operating income	149,595	114,576	328,232	243,330

Earnings from equity method investments	1,800	7,198	18,518	18,346

Other income	1,751	3,729	4,407	6,944

Interest expense	14,207	14,285	40,566	43,784

Income before income taxes	138,939	111,218	310,591	224,836

Income taxes	51,716	39,499	108,775	70,907

Net income	87,223	71,719	201,816	153,929

Dividends on preferred stocks	171	171	513	514

Earnings on common stock	$87,052	$71,548	$201,303	$153,415

Earnings per common share -- basic	$.73	$.61	$1.70	$1.32

Earnings per common share -- diluted	$.72	$.60	$1.69	$1.31

Dividends per common share	$.19	$.18	$.55	$.52

Weighted average common shares outstanding -- basic	119,619	117,109	118,605	116,112

Weighted average common shares outstanding -- diluted	120,389	118,278	119,302	117,225

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	September 30, 2004	December 31, 2004
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$98,392	$145,001	$99,377
Receivables, net	632,207	465,748	440,903
Inventories	193,934	152,043	143,880
Deferred income taxes	3,416	4,244	2,874
Prepayments and other current assets	42,100	51,824	41,144
	970,049	818,860	728,178
Investments	100,954	113,056	120,555
Property, plant and equipment	4,397,510	3,825,010	3,931,428
Less accumulated depreciation, depletion and amortization	1,490,465	1,313,695	1,358,723
	2,907,045	2,511,315	2,572,705
Deferred charges and other assets:
Goodwill	214,939	199,467	199,743
Other intangible assets, net	28,487	23,331	22,269
Other	90,256	88,451	90,071
	333,682	311,249	312,083
	$4,311,730	$3,754,480	$3,733,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$86,802	$86,792	$72,046
Accounts payable	300,509	183,451	184,993
Taxes payable	75,263	51,891	28,372
Dividends payable	22,935	21,414	21,449
Other accrued liabilities	255,355	159,071	142,233
	740,864	502,619	449,093
Long-term debt	1,047,245	912,440	873,441
Deferred credits and other liabilities:
Deferred income taxes	473,419	475,354	494,589
Other liabilities	264,188	237,184	235,385
	737,607	712,538	729,974
Commitments and contingencies
Stockholders’ equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders’ equity:
Common stock
Shares issued -- $1.00 par value 120,191,877 at September 30, 2005, 118,395,863 at September 30, 2004 and 118,586,065 at December 31, 2004	120,192	118,396	118,586
Other paid-in capital	901,302	854,519	863,449
Retained earnings	834,567	667,474	699,095
Accumulated other comprehensive loss	(81,421)	(24,880)	(11,491)
Treasury stock at cost - 359,281 shares	(3,626)	(3,626)	(3,626)
Total common stockholders’ equity	1,771,014	1,611,883	1,666,013
Total stockholders’ equity	1,786,014	1,626,883	1,681,013
	$4,311,730	$3,754,480	$3,733,521

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Operating activities:
Net income	$201,816	$153,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	165,007	154,413
Earnings, net of distributions, from equity method investments	(14,235)	(17,203)
Deferred income taxes	11,706	21,512
Asset impairments	---	6,106
Changes in current assets and liabilities, net of acquisitions:
Receivables	(162,612)	(88,507)
Inventories	(47,945)	(32,066)
Other current assets	(1,534)	(1,021)
Accounts payable	88,365	28,783
Other current liabilities	49,743	64,050
Other noncurrent changes	13,445	8,507

Net cash provided by operating activities	303,756	298,503

Investing activities:
Capital expenditures	(341,609)	(225,165)
Acquisitions, net of cash acquired	(162,774)	(33,147)
Net proceeds from sale or disposition of property	31,643	11,680
Investments	(1,863)	(52,313)
Proceeds from sale of equity method investment	38,166	---
Proceeds from notes receivable	---	22,000

Net cash used in investing activities	(436,437)	(276,945)

Financing activities:
Issuance of long-term debt	292,492	72,215
Repayment of long-term debt	(104,038)	(41,041)
Proceeds from issuance of common stock	7,858	65,533
Dividends paid	(64,616)	(59,605)

Net cash provided by financing activities	131,696	37,102

Increase (decrease) in cash and cash equivalents	(985)	58,660
Cash and cash equivalents -- beginning of year	99,377	86,341

Cash and cash equivalents -- end of period	$98,392	$145,001

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2005 and 2004
(Unaudited)

1.	Basis of presentation

The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Annual Report), and the standards of accounting measurement set forth in Accounting Principles Board (APB) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (FASB). Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2004 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements.

2.	Seasonality of operations

Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

3.	Allowance for doubtful accounts

The Company's allowance for doubtful accounts as of September 30, 2005 and 2004, and December 31, 2004, was $8.6 million, $7.5 million and $6.8 million, respectively.

4.	Natural gas in underground storage

Natural gas in underground storage for the Company's regulated operations is carried at cost using the last-in, first-out method. The portion of the cost of natural gas in underground storage expected to be used within one year was included in inventories and was $45.0 million, $34.6 million and $24.9 million at September 30, 2005 and 2004, and December 31, 2004, respectively. The remainder of natural gas in underground storage was included in other assets and was $43.3 million, $42.6 million and $43.3 million at September 30, 2005 and 2004, and December 31, 2004, respectively.

5.	Inventories

Inventories, other than natural gas in underground storage for the Company’s regulated operations, consisted primarily of aggregates held for resale of $79.5 million, $68.8 million and $71.0 million; materials and supplies of $47.3 million, $33.3 million and $31.0 million; and other inventories of $22.1 million, $15.3 million and $17.0 million, as of September 30, 2005 and 2004, and December 31, 2004, respectively. These inventories were stated at the lower of average cost or market.

6.	Earnings per common share

Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three and nine months ended September 30, 2004, 36,000 and 205,305 shares, respectively, with an average exercise price of $25.70 and $24.54, respectively, attributable to the exercise of outstanding stock options, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the three and nine months ended September 30, 2005 and 2004, no adjustments were made to reported earnings in the computation of earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

7.	Stock-based compensation

The Company has stock option plans for directors, key employees and employees. In 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and began expensing the fair market value of stock options for all awards granted on or after January 1, 2003. Compensation expense recognized for awards granted on or after January 1, 2003, for the nine months ended September 30, 2005, was $4,000 (after tax). Compensation expense recognized for awards granted on or after January 1, 2003, for the three and nine months ended September 30, 2004, was $3,000 and $8,000, respectively (after tax).

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

The Company adopted SFAS No. 123 effective January 1, 2003, for newly granted options only. The following table illustrates the effect on earnings and earnings per common share for the three and nine months ended September 30, 2005 and 2004, as if the Company had applied SFAS No. 123 and recognized compensation expense for all outstanding and unvested stock options based on the fair value at the date of grant:

	Three Months Ended September 30,
	2005	2004
	(In thousands, except per share amounts)

Earnings on common stock, as reported	$87,052	$71,548
Stock-based compensation expense included in reported earnings, net of related tax effects	---	3
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	50	(79)
Pro forma earnings on common stock	$87,102	$71,472

Earnings per common share -- basic -- as reported	$.73	$.61

Earnings per common share -- basic -- pro forma	$.73	$.61

Earnings per common share -- diluted -- as reported	$.72	$.60

Earnings per common share -- diluted -- pro forma	$.72	$.60

	Nine Months Ended September 30,
	2005	2004
	(In thousands, except per share amounts)

Earnings on common stock, as reported	$201,303	$153,415
Stock-based compensation expense included in reported earnings, net of related tax effects	4	8
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(75)	(251)
Pro forma earnings on common stock	$201,232	$153,172

Earnings per common share -- basic -- as reported	$1.70	$1.32

Earnings per common share -- basic -- pro forma	$1.70	$1.32

Earnings per common share -- diluted -- as reported	$1.69	$1.31

Earnings per common share -- diluted -- pro forma	$1.69	$1.31

8.	Cash flow information

Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended September 30,
	2005	2004
	(In thousands)

Interest, net of amount capitalized	$33,059	$35,334
Income taxes paid	$60,578	$22,671

9.	Reclassifications

Certain reclassifications have been made in the financial statements for the prior year to conform to the current presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

10.	New accounting standards

SAB No. 106

In September 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 106 (SAB No. 106) which is an interpretation regarding the application of SFAS No. 143, “Accounting for Asset Retirement Obligations” by oil and gas producing companies following the full-cost accounting method. SAB No. 106 clarifies that the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full-cost ceiling calculation. SAB No. 106 also states that a company is expected to disclose in the financial statement footnotes and MD&A how the company’s calculation of the ceiling test and depreciation, depletion and amortization are affected by the adoption of SFAS No. 143. SAB No. 106 was effective for the Company as of January 1, 2005. The adoption of SAB No. 106 did not have a material effect on the Company's financial position or results of operations. The effects of the adoption of SFAS No. 143 and SAB No. 106 as they relate to the Company’s natural gas and oil production properties are described below.

Ceiling Test Calculation

As discussed in Note 1 of the 2004 Annual Report, the Company’s natural gas and oil production properties are subject to a “ceiling test” that limits capitalized costs to the aggregate of the present value of future net revenues of proved reserves based on single point-in-time spot market prices, as mandated under the rules of the SEC, and the cost of unproved properties. Prior to the adoption of SFAS No. 143, the Company calculated the full-cost ceiling by reducing its expected future revenues from proved natural gas and oil reserves by the estimated future expenditures to be incurred in developing and producing such reserves, including future retirements, discounted using a factor mandated by the rules of the SEC. While expected future cash flows related to the asset retirement obligations were included in the calculation of the ceiling test, no associated asset retirement obligation was recognized on the balance sheet.

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

Subsequent to the adoption of SFAS No. 143, the estimated future dismantlement and abandonment costs described in (C) above are included in the capitalized costs described in (A) above at the expected future cost discounted to the present value, to the extent that a legal obligation exists. Under SFAS No. 143, the recognition of the asset retirement obligation does not take into account estimated salvage values. The liability associated with the recognition of an asset retirement obligation is accreted over time with accretion expense recorded in depreciation, depletion, and amortization expense on the income statement. The Company’s estimated dismantlement and abandonment costs as described in (C) above were adjusted to account for asset retirement obligations accrued on the consolidated balance sheet when calculating the depreciation, depletion and amortization rates. In addition, estimated salvage values were included in the Company’s depreciation, depletion and amortization calculation. The Company’s estimate of future dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves continues to be included in the calculation of costs to be amortized.

Any gains or losses on the settlement of an asset retirement obligation, if applicable, are treated as adjustments to the capitalized costs, consistent with the full-cost accounting method.

SFAS No. 123 (revised)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (revised)). SFAS No. 123 (revised) revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the grant-date fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective for the Company on January 1, 2006. The Company is evaluating the effects of the adoption of SFAS No. 123 (revised).

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 addresses the diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the Company at the end of the fiscal year ending December 31, 2005. The Company is evaluating the effects of the adoption of FIN 47.

EITF No. 04-6

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF No. 04-6). EITF No. 04-6 requires that post-production stripping costs be treated as a variable inventory production cost. As a result, such costs will be subject to inventory costing procedures in the period they are incurred. EITF No. 04-6 is effective for the Company on January 1, 2006. The adoption of EITF No. 04-6 is not expected to have a material effect on the Company’s financial position or results of operations.

11.	Comprehensive income

Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive loss resulted from losses on derivative instruments qualifying as hedges and foreign currency translation adjustments. For more information on derivative instruments, see Note 15 of Notes to Consolidated Financial Statements.

Comprehensive income, and the components of other comprehensive loss and related tax effects, were as follows:

	Three Months Ended September 30,
	2005	2004
	(In thousands)

Net income	$87,223	$71,719
Other comprehensive loss:
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized loss on derivative instruments arising during the period, net of tax of $39,038 and $7,255 in 2005 and 2004, respectively	(62,360)	(11,768)
Less: Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $3,353 and $2,166 in 2005 and 2004, respectively	(5,356)	(3,388)
Net unrealized loss on derivative instruments qualifying as hedges	(57,004)	(8,380)
Foreign currency translation adjustment	(70)	919
	(57,074)	(7,461)
Comprehensive income	$30,149	$64,258

	Nine Months Ended September 30,
	2005	2004
	(In thousands)

Net income	$201,816	$153,929
Other comprehensive loss:
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized loss on derivative instruments arising during the period, net of tax of $44,991 and $12,069 in 2005 and 2004, respectively	(71,869)	(19,297)
Less: Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $1,895 and $1,576 in 2005 and 2004, respectively	(3,028)	(2,465)
Net unrealized loss on derivative instruments qualifying as hedges	(68,841)	(16,832)
Foreign currency translation adjustment	(1,089)	(519)
	(69,930)	(17,351)
Comprehensive income	$131,886	$136,578

12.	Equity method investments

The Company has a number of equity method investments including Carib Power Management LLC (Carib Power) and Hartwell Energy Limited Partnership (Hartwell). The Company assesses its equity method investments for impairment whenever events or changes in circumstances indicate that the related carrying values may not be recoverable. None of the Company’s equity method investments have been impaired and, accordingly, no impairment losses have been recorded in the accompanying consolidated financial statements or related equity method investment balances.

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

In June 2005, an indirect wholly owned subsidiary of the Company completed the sale to Petrobras, the Brazilian state-controlled energy company, of its 49 percent interest in MPX Termoceara, Ltda. (MPX). The Company realized a gain of $15.6 million from the sale in the second quarter of 2005. MPX owns and operates a 220-megawatt natural gas-fired electric generating facility (Termoceara Generating Facility) in the Brazilian state of Ceara. Petrobras had entered into a contract to purchase all of the capacity and market all of the energy from the Termoceara Generating Facility. The electric power sales contract with Petrobras was scheduled to expire in mid-2008.

The functional currency for the Termoceara Generating Facility was the Brazilian Real. The electric power sales contract with Petrobras contained an embedded derivative, which derived its value from an annual adjustment factor, which largely indexed the contract capacity payments to the U.S. dollar. The Company's 49 percent share of the loss from the change in fair value of the embedded derivative in the electric power sales contract for the three months ended September 30, 2004, was $690,000 (after tax). The Company's 49 percent share of the gain from the change in fair value of the embedded derivative in the electric power sales contract for the nine months ended September 30, 2004, was $3.4 million (after tax). The Company's 49 percent share of the foreign currency gain resulting from an increase in value of the Brazilian Real versus the U.S. dollar for the three and nine months ended September 30, 2004, was $2.1 million (after tax) and $124,000 (after tax), respectively.

In 2005, the Termoceara Generating Facility was accounted for as an asset held for sale and as a result no depreciation, depletion and amortization expense was recorded in 2005.

At September 30, 2005, the Company’s equity method investments, including Carib Power and Hartwell, had total assets of $244.3 million and long-term debt of $159.6 million. At December 31, 2004, MPX, Carib Power and Hartwell had total assets of $334.2 million, and long-term debt of $224.9 million. At September 30, 2004, MPX, Carib Power and Hartwell had total assets of $333.2 million and long-term debt of $240.7 million. The Company’s investment in its equity method investments, including the Trinity and Hartwell Generating Facilities, was approximately $44.0 million, including undistributed earnings of $2.5 million, at September 30, 2005. The Company’s investment in the Termoceara, Trinity and Hartwell Generating Facilities was approximately $65.7 million, including undistributed earnings of $26.6 million, at December 31, 2004. The Company’s investment in the Termoceara, Trinity and Hartwell Generating Facilities was approximately $59.2 million, including undistributed earnings of $20.8 million, at September 30, 2004.

13.	Impairment of long-lived asset

During the third quarter of 2004, the Company recognized a $2.1 million ($1.3 million after tax) adjustment reflecting the reduction in value of certain gathering facilities in the Gulf Coast region at the pipeline and energy services segment.

14.	Goodwill and other intangible assets

The changes in the carrying amount of goodwill were as follows:

	Balance	Goodwill	Balance
	as of	Acquired	as of
Nine Months Ended	January 1,	During	September 30,
September 30, 2005	2005	the Year*	2005
		(In thousands)

Electric	$ ---	$ ---	$ ---
Natural gas distribution	---	---	---
Utility services	62,632	12,102	74,734
Pipeline and energy services	5,464	---	5,464
Natural gas and oil production	---	---	---
Construction materials and mining	120,452	3,122	123,574
Independent power production	11,195	(28)	11,167
Other	---	---	---
Total	$199,743	$15,196	$214,939

	Balance	Goodwill	Goodwill	Balance
	as of	Acquired	Impaired	as of
Nine Months Ended	January 1,	During	During	September 30,
September 30, 2004	2004	the Year*	the Year	2004
	(In thousands)

Electric	$ ---	$ ---	$ ---	$ ---
Natural gas distribution	---	---	---	---
Utility services	62,604	28	---	62,632
Pipeline and energy services	9,494	---	(4,030)	5,464
Natural gas and oil production	---	---	---	---
Construction materials and mining	120,198	276	---	120,474
Independent power production	7,131	3,766	---	10,897
Other	---	---	---	---
Total	$199,427	$4,070	$(4,030)	$199,467

	Balance	Goodwill	Goodwill	Balance
	as of	Acquired	Impaired	as of
Year Ended	January 1,	During	During	December 31,
December 31, 2004	2004	the Year*	the Year	2004
	(In thousands)

Electric	$ ---	$ ---	$ ---	$ ---
Natural gas distribution	---	---	---	---
Utility services	62,604	28	---	62,632
Pipeline and energy services	9,494	---	(4,030)	5,464
Natural gas and oil production	---	---	---	---
Construction materials and mining	120,198	254	---	120,452
Independent power production	7,131	4,064	---	11,195
Other	---	---	---	---
Total	$199,427	$4,346	$(4,030)	$199,743
__________________
* Includes purchase price adjustments that were not material related to acquisitions acquired in a prior period.
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

Other intangible assets were as follows:

	September 30, 2005	September 30, 2004	December 31, 2004
	(In thousands)

Amortizable intangible assets:
Acquired contracts	$18,707	$14,731	$15,041
Accumulated amortization	(7,640)	(3,678)	(5,013)
	11,067	11,053	10,028
Noncompete agreements	11,784	13,275	10,575
Accumulated amortization	(8,434)	(8,345)	(8,186)
	3,350	4,930	2,389
Other	14,699	6,853	9,535
Accumulated amortization	(1,480)	(465)	(534)
	13,219	6,388	9,001
Unamortizable intangible assets	851	960	851
Total	$28,487	$23,331	$22,269

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

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2005, was $1.8 million and $3.9 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2004, and for the year ended December 31, 2004, was $1.0 million, $2.3 million and $3.8 million, respectively. Estimated amortization expense for amortizable intangible assets is $5.7 million in 2005, $6.0 million in 2006, $4.6 million in 2007, $4.0 million in 2008, $3.9 million in 2009 and $7.3 million thereafter.

15.	Derivative instruments

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

As of September 30, 2005, Fidelity Exploration & Production Company (Fidelity), an indirect wholly owned subsidiary of the Company, held derivative instruments designated as cash flow hedging instruments.

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

The fair value of the hedging instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or liability.  Changes in the fair value attributable to the effective portion of hedging instruments, net of tax, are recorded in accumulated other comprehensive income (loss) until the hedged oil or natural gas quantities are settled.  Based on the recent rise in market prices of natural gas and oil, the fair value of the Company’s derivative liability has increased significantly since the end of the second quarter of 2005 (and also since the end of 2004). The proceeds the Company receives for its natural gas and oil production are also generally based on market prices.

For the three and nine months ended September 30, 2005 and 2004, the amount of hedge ineffectiveness, which was included in operating revenues, was immaterial. For the three and nine months ended September 30, 2005 and 2004, Fidelity did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of a discontinuance of hedges.

Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2005, the maximum term of Fidelity’s swap and collar agreements, in which it is hedging its exposure to the variability in future cash flows for forecasted transactions, is 15 months. Fidelity estimates that over the next 12 months net losses of approximately $63.4 million will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

16.	Business segment data

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

The information below follows the same accounting policies as described in Note 1 in the Company’s Notes to Consolidated Financial Statements in the 2004 Annual Report. Information on the Company’s businesses was as follows:

		Inter-
	External	segment	Earnings
	Operating	Operating	on Common
	Revenues	Revenues	Stock
	(In thousands)
Three Months
Ended September 30, 2005

Electric	$50,195	$ ---	$6,169
Natural gas distribution	34,014	---	(3,016)
Pipeline and energy services	101,895	17,086	5,282
	186,104	17,086	8,435
Utility services	207,259	162	5,131
Natural gas and oil production	48,867	67,517	35,450
Construction materials and mining	610,499	---	34,120
Independent power production	14,133	---	3,730
Other	---	1,580	186
	880,758	69,259	78,617
Intersegment eliminations	---	(86,345)	---
Total	$1,066,862	$ ---	$87,052
		Inter-
	External	segment	Earnings
	Operating	Operating	on Common
	Revenues	Revenues	Stock
	(In thousands)
Three Months
Ended September 30, 2004

Electric	$47,888	$ ---	$5,580
Natural gas distribution	32,389	---	(3,230)
Pipeline and energy services	69,346	17,675	(1,639)
	149,623	17,675	711
Utility services	111,765	1,138	(568)
Natural gas and oil production	40,475	45,193	27,398
Construction materials and mining	486,625	263	34,974
Independent power production	16,110	---	8,708
Other	---	1,267	325
	654,975	47,861	70,837
Intersegment eliminations	---	(65,536)	---
Total	$804,598	$ ---	$71,548

		Inter-
	External	segment	Earnings
	Operating	Operating	on Common
	Revenues	Revenues	Stock
	(In thousands)
Nine Months
Ended September 30, 2005

Electric	$135,566	$ ---	$11,057
Natural gas distribution	233,679	---	523
Pipeline and energy services	254,340	58,889	17,245
	623,585	58,889	28,825
Utility services	457,879	294	10,748
Natural gas and oil production	130,664	170,542	94,204
Construction materials and mining	1,191,601	7	44,005
Independent power production	37,600	---	23,069
Other	---	4,315	452
	1,817,744	175,158	172,478
Intersegment eliminations	---	(234,047)	---
Total	$2,441,329	$ ---	$201,303
		Inter-
	External	segment	Earnings
	Operating	Operating	on Common
	Revenues	Revenues	Stock
	(In thousands)
Nine Months
Ended September 30, 2004

Electric	$134,711	$ ---	$9,723
Natural gas distribution	208,167	---	(2,002)
Pipeline and energy services	197,959	58,711	5,478
	540,837	58,711	13,199
Utility services	309,243	1,138	(4,763)
Natural gas and oil production	117,019	133,837	78,794
Construction materials and mining	973,098	463	43,437
Independent power production	33,161	---	22,107
Other	---	3,104	641
	1,432,521	138,542	140,216
Intersegment eliminations	---	(197,253)	---
Total	$1,973,358	$ ---	$153,415

Excluding the asset impairments at pipeline and energy services of $5.3 million (after tax) in 2004, earnings (loss) from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings (loss) from utility services, natural gas and oil production, construction materials and mining, independent power production, and other are all from nonregulated operations.

17.	Acquisitions

During the first nine months of 2005, the Company acquired utility services businesses in Nevada and construction materials and mining businesses in Idaho and Oregon, and natural gas and oil properties in south Texas, none of which was individually material. The total purchase consideration for these businesses and properties and purchase price adjustments with respect to certain other acquisitions acquired prior to 2005, including the Company's common stock and cash, was $194.3 million.

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

18.	Employee benefit plans

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

Three Months	Pension Benefits		Other Postretirement Benefits
Ended September 30,	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost (income):
Service cost	$2,084	$1,917	$211	$447
Interest cost	4,155	3,976	666	1,086
Expected return on assets	(4,987)	(5,094)	(979)	(986)
Amortization of prior service cost	256	280	34	36
Recognized net actuarial (gain) loss	346	121	(364)	(40)
Amortization of net transition obligation (asset)	(11)	(63)	531	538
Net periodic benefit cost	1,843	1,137	99	1,081
Less amount capitalized	190	111	123	137
Net periodic benefit cost (income)	$1,653	$1,026	$(24)	$944

Nine Months	Pension Benefits		Other Postretirement Benefits
Ended September 30,	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,252	$5,750	$1,242	$1,343
Interest cost	12,463	11,928	2,802	3,259
Expected return on assets	(14,960)	(15,281)	(3,004)	(2,958)
Amortization of prior service cost	768	841	34	108
Recognized net actuarial (gain) loss	1,038	360	(441)	(122)
Amortization of net transition obligation (asset)	(33)	(188)	1,594	1,614
Net periodic benefit cost	5,528	3,410	2,227	3,244
Less amount capitalized	547	302	329	319
Net periodic benefit cost	$4,981	$3,108	$1,898	$2,925

In addition to the qualified plan defined pension benefits reflected in the table above, the Company also has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee’s retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2005, was $1.6 million and $4.9 million, respectively. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2004, was $1.8 million and $5.6 million, respectively.

19.	Regulatory matters and revenues subject to refund

On September 30, 2005, Montana-Dakota filed an application with the Montana Public Service Commission (MTPSC) for a natural gas rate increase. Montana-Dakota requested a total increase of $1.1 million annually or 1.3 percent above current rates. Montana-Dakota also requested an interim increase of $700,000 annually, subject to refund. A final order from the MTPSC is expected in mid-2006.

On March 24, 2005, Montana-Dakota filed an application with the South Dakota Public Utilities Commission (SDPUC) for the East River service area for a natural gas rate increase.  Montana-Dakota requested a total increase of $850,000 annually or 12.8 percent above current rates.  On August 31, 2005, the SDPUC approved the settlement authorizing an increase in revenues of $850,000 annually, or 12.8 percent, effective with service rendered on and after September 1, 2005.

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

A liability has been provided for a portion of the revenues that have been collected subject to refund with respect to Great Plains’ pending regulatory proceeding. Great Plains believes that the liability is adequate based on its assessment of the ultimate outcome of the proceeding.

In December 1999, Williston Basin Interstate Pipeline Company (Williston Basin), an indirect wholly owned subsidiary of the Company, filed a general natural gas rate change application with the Federal Energy Regulatory Commission (FERC). Williston Basin began collecting such rates effective June 1, 2000, subject to refund. In May 2001, the Administrative Law Judge (ALJ) issued an Initial Decision on Williston Basin's natural gas rate change application. The Initial Decision addressed numerous issues relating to the rate change application, including matters relating to allowable levels of rate base, return on common equity, and cost of service, as well as volumes established for purposes of cost recovery, and cost allocation and rate design. In July 2003, the FERC issued its Order on Initial Decision which affirmed the ALJ’s Initial Decision on many of the issues including rate base and certain cost of service items as well as volumes to be used for purposes of cost recovery, and cost allocation and rate design. However, there were other issues as to which the FERC differed with the ALJ including return on common equity and the correct level of corporate overhead expense. In August 2003, Williston Basin requested rehearing of a number of issues including determinations associated with cost of service, throughput, and cost allocation and rate design, as discussed in the FERC's Order on Initial Decision. In May 2004, the FERC issued an Order on Rehearing which denied rehearing on all of the issues addressed by Williston Basin in its August 2003 request for rehearing except for the issue of the proper rate to utilize for transmission system negative salvage expenses. In addition, the FERC remanded the issues regarding certain service and annual demand quantity restrictions to an ALJ for resolution. In June 2004, Williston Basin requested clarification of a few of the issues addressed in the Order on Rehearing including determinations associated with cost of service and cost allocation, as discussed in the FERC’s Order on Rehearing. In June 2004, Williston Basin also made its filing to comply with the requirements of the various FERC orders in this proceeding. Williston Basin participated in a hearing before the ALJ in early January 2005, regarding certain service and annual demand quantity restrictions remanded to the ALJ by the FERC in its Order on Rehearing. On April 8, 2005, the ALJ issued an Initial Decision on the matters remanded by the FERC. In the Initial Decision, the ALJ decided that Williston Basin had not supported its position regarding the service and annual demand quantity restrictions. Williston Basin filed its Brief on Exceptions regarding these issues with the FERC on May 9, 2005, and its Brief Opposing Exceptions to issues raised by Northern States Power Company on May 31, 2005. On April 19, 2005, the FERC issued its Order on Compliance Filing and Motion for Refunds. In this Order, the FERC approved Williston Basin’s refund rates and established rates to be effective April 19, 2005. Williston Basin filed its compliance filing complying with the requirements of this Order regarding rates and issued refunds totaling approximately $18.5 million to its customers on May 19, 2005. Williston Basin filed its Refund Report, detailing the $18.5 million in refunds it issued to its customers, with the FERC on June 1, 2005. As a result of the Order, Williston Basin recorded a $5.0 million (after tax) benefit from the resolution of the rate proceeding. On June 16, 2005, Williston Basin appealed to the United States Court of Appeals for the District of Columbia Circuit (U.S. Appeals Court) certain issues addressed by the FERC’s Order on Initial Decision and its Order on Rehearing concerning determinations associated with cost of service and volumes used in allocating costs and designing rates.  Those matters are pending resolution by the U.S. Appeals Court. On October 27, 2005, the FERC issued a Letter Order accepting Williston Basin’s May 19, 2005, compliance filing and June 1, 2005, Refund Report as being consistent with the April 19, 2005, Order in this proceeding.

20.	Contingencies

Litigation

In June 1997, Jack J. Grynberg (Grynberg) filed suit under the Federal False Claims Act against Williston Basin and Montana-Dakota. Grynberg also filed over 70 similar suits against natural gas transmission companies and producers, gatherers, and processors of natural gas.  Grynberg, acting on behalf of the United States under the Federal False Claims Act, alleged improper measurement of the heating content and volume of natural gas purchased by the defendants resulting in the underpayment of royalties to the United States.  In April 1999, the United States Department of Justice decided not to intervene in these cases.  In response to a motion filed by Grynberg, the Judicial Panel on Multidistrict Litigation consolidated all of these cases in the United States District Court for the District of Wyoming (Wyoming Federal District Court).

In June 2004, following preliminary discovery, Williston Basin and Montana-Dakota joined with other defendants and filed a Motion to Dismiss on the ground that the information upon which Grynberg based his complaint was publicly disclosed prior to the filing of his complaint and further, that he is not the original source of such information.  The Motion to Dismiss is additionally based on the ground that Grynberg disclosed the filing of the complaint prior to the entry of a court order allowing such disclosure and that Grynberg failed to provide adequate information to the government prior to filing suit. The Motion to Dismiss was heard on March 17 and 18, 2005, by the Special Master appointed by the Wyoming Federal District Court.  The Special Master, in his Written Report dated May 13, 2005, recommended that the lawsuit against Williston Basin and Montana-Dakota be dismissed. The Written Report will be considered for adoption by the Wyoming Federal District Court.

In the event the Motion to Dismiss is not granted, it is expected that further discovery will follow.  Williston Basin and Montana-Dakota believe Grynberg will not prevail in the suit or recover damages from Williston Basin and/or Montana-Dakota because insufficient facts exist to support the allegations.  Williston Basin and Montana-Dakota believe Grynberg’s claims are without merit and intend to vigorously contest this suit.

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

In suits filed in the United States District Court for the District of Montana (Montana Federal District Court), the NPRC and the Northern Cheyenne Tribe asserted that further development by Fidelity and others of coalbed natural gas in Montana should be enjoined until the Bureau of Land Management (BLM) completes a Supplemental Environmental Impact Statement (SEIS). The Montana Federal District Court, in February 2005, entered a ruling requiring the BLM to complete a SEIS. The Montana Federal District Court later entered an order that would have allowed limited coalbed natural gas production in the Powder River Basin in Montana pending the BLM's preparation of the SEIS. The plaintiffs appealed the decision to the United States Ninth Circuit Court of Appeals (Ninth Circuit). The Montana Federal District Court declined to enter an injunction requested by the NPRC and the Northern Cheyenne Tribe that would have enjoined production pending the appeal. In late May 2005, the Ninth Circuit granted the request of the NPRC and the Northern Cheyenne Tribe and, pending further order from the Ninth Circuit, enjoined the BLM from approving any coalbed natural gas production projects in the Powder River Basin in Montana. That court also enjoined Fidelity from drilling any additional federally permitted wells in its Montana Coal Creek Project and from constructing infrastructure to produce and transport coalbed natural gas from the Coal Creek Project's existing federal wells. The matter has been fully briefed and argued before the Ninth Circuit and the parties are awaiting a decision of the court.

In related actions in the Montana Federal District Court, the NPRC and the Northern Cheyenne Tribe asserted (among other things) that the actions of the BLM in approving Fidelity's applications for permits and the plan of development for the Tongue River-Badger Hills Project in Montana (Badger Hills Project) did not comply with applicable Federal laws, including the NHPA and the NEPA. The NPRC also asserted that the Environmental Assessment that supported the BLM's prior approval of the Badger Hills Project was invalid. On June 6, 2005, the Montana Federal District Court issued orders in these cases enjoining operations on Fidelity's Badger Hills Project pending the BLM's consultation with the Northern Cheyenne Tribe as to satisfaction of the applicable requirements of NHPA and a further environmental analysis under NEPA. Fidelity has sought and obtained stays of the injunctive relief from the Montana Federal District Court and production from Fidelity’s Badger Hills Project continues. On September 2, 2005, the Montana Federal District Court entered an Order based on a stipulation between the parties to the NPRC action that production from existing wells in Fidelity’s Badger Hills Project may continue pending preparation of a revised environmental analysis.  On November 1, 2005, the Montana Federal District Court entered an Order based on a stipulation between the parties to the Northern Cheyenne Tribe action that production from existing wells in Fidelity’s Badger Hills Project may continue pending preparation of a revised environmental analysis.

Fidelity is vigorously defending all coalbed-related lawsuits and related actions in which it is involved, including the Ninth Circuit injunction. In those cases where damage claims have been asserted, Fidelity is unable to quantify the damages sought and will be unable to do so until after the completion of discovery. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity’s existing coalbed natural gas operations and/or the future development of this resource in the affected regions.

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

In August 2004, Colorado Power Partners (CPP) and BIV Generation Company, LLC (BIV), indirect wholly owned subsidiaries of the Company, were each issued a draft Compliance Order on Consent (Compliance Orders) by the Colorado Department of Public Health and Environment (CDPHE). The Compliance Orders were issued in connection with excess emission periods of nitrogen oxides and carbon monoxide at the Company’s electric generating facilities in Brush, Colorado, occurring mainly during start-up and shut-down periods. In June 2005, CPP, BIV and the CDPHE agreed upon the Compliance Orders. The terms of the Compliance Orders for CPP and BIV include administrative penalties of $9,900 and $10,600, and noncompliance/economic benefit penalties of $7,700 and $8,300, respectively. In addition, the terms of the Compliance Orders include an agreement for CPP and BIV to make non-tax deductible donations for Supplemental Environmental Projects (SEPs) in Morgan County, Colorado with total expenditures of not less than $39,600 and $42,400, respectively. If the parties could not come to an agreement on a SEP to be funded within 120 days of the Compliance Order, CPP and BIV would have been required to pay $39,600 and $42,400, respectively, as administrative penalties.  In October 2005, CPP, BIV and the CDPHE agreed upon three SEPs to be funded.

Guarantees

In connection with the sale of MPX in June 2005 to Petrobras, an indirect wholly-owned subsidiary of the Company has agreed to indemnify Petrobras for 49 percent of any losses which Petrobras may incur from certain contingent liabilities specified in the purchase agreement. Centennial has agreed to unconditionally guarantee payment of the indemnity obligations to Petrobras for periods ranging from approximately two to five years and six months from the date of sale.

In addition, WBI Holdings has guaranteed certain of Fidelity's natural gas and oil price swap and collar agreement obligations. Fidelity's obligations at September 30, 2005, were $35.9 million. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements, as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at September 30, 2005, expire in 2005 and 2006; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was reflected on the Consolidated Balance Sheets at September 30, 2005. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to natural gas transportation and sales agreements, electric power supply agreements, insurance policies and certain other guarantees. At September 30, 2005, the fixed maximum amounts guaranteed under these agreements aggregated $107.8 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $12.3 million in 2005; $36.3 million in 2006; $2.3 million in 2007; $2.4 million in 2008; $900,000 in 2009; $30.0 million in 2010; $12.0 million in 2012; $2.1 million in 2028; $500,000, which is subject to expiration 30 days after the receipt of written notice; and $9.0 million, which has no scheduled maturity date. A guarantee for an unfixed amount estimated at $250,000 at September 30, 2005, has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $2.8 million and was reflected on the Consolidated Balance Sheets at September 30, 2005. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands Energy Marketing, Inc. (Prairielands), an indirect wholly owned subsidiary of the Company. At September 30, 2005, the fixed maximum amounts guaranteed under these agreements aggregated $22.9 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.9 million in 2008 and $20.0 million in 2009. In the event of Prairielands’ default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.6 million, which was not reflected on the Consolidated Balance Sheets at September 30, 2005, because these intercompany transactions are eliminated in consolidation.

In addition, Centennial has issued guarantees to third parties related to the Company’s routine purchase of maintenance items for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, Centennial would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items were reflected on the Consolidated Balance Sheets at September 30, 2005.

As of September 30, 2005, Centennial was contingently liable for the performance of certain of its subsidiaries under approximately $546 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial's indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

21.	Related party transactions

In 2004, Bitter Creek Pipelines, LLC (Bitter Creek), an indirect wholly owned subsidiary of the Company, entered into two natural gas gathering agreements with Nance Petroleum Corporation (Nance Petroleum), a wholly owned subsidiary of St. Mary Land & Exploration Company (St. Mary). Robert L. Nance, an executive officer and shareholder of St. Mary, is also a member of the Board of Directors of the Company. The natural gas gathering agreements with Nance Petroleum were effective upon completion of certain high and low pressure gathering facilities, which occurred in mid-December 2004. Bitter Creek's capital expenditures related to the completion of the gathering lines and the expansion of its gathering facilities to accommodate the natural gas gathering agreements were $245,000 and $2.3 million for the three and nine months ended September 30, 2005, respectively, and are estimated for the next three years to be $3.1 million in 2005, $2.2 million in 2006 and $3.3 million in 2007. The natural gas gathering agreements are each for a term of 15 years and month-to-month thereafter. Bitter Creek's revenues from these contracts were $316,000 and $855,000 for the three and nine months ended September 30, 2005, respectively, and estimated revenues from these contracts for the next three years are $1.2 million in 2005, $2.8 million in 2006 and $3.5 million in 2007. The amount due from Nance Petroleum at September 30, 2005, was $109,000.

Montana-Dakota entered into agreements to purchase natural gas from Nance Petroleum through March 31, 2006. Montana-Dakota’s expenses under these agreements for the three and nine months ended September 30, 2005, were $1.2 million and $2.0 million, respectively. Montana-Dakota estimates that it will purchase approximately $5.0 million of natural gas from Nance Petroleum from October 1, 2005 through March 31, 2006. The amount due to Nance Petroleum at September 30, 2005, was $512,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating the Company’s businesses, the Company’s financial condition and operating performance, the Company’s overall business strategy and the earnings of the Company for the period covered by this report. This subsection is not intended to be a substitute for reading the entire MD&A section. Reference is made to the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, as well as other factors that are listed in the Introduction in relation to any forward-looking statement.

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

The pipeline and energy services segment includes WBI Holdings’ natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. The pipeline and energy services segment also provides energy-related management services, including cable and pipeline magnetization and locating.

The natural gas and oil production segment includes WBI Holdings’ natural gas and oil acquisition, exploration, development and production operations, primarily in the Rocky Mountain region of the United States and in and around the Gulf of Mexico.

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

Excluding the asset impairments at pipeline and energy services of $5.3 million (after tax) in 2004, earnings (loss) from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings (loss) from utility services, natural gas and oil production, construction materials and mining, independent power production, and other are all from nonregulated operations.

The Company's strategy is to apply its expertise in energy and transportation infrastructure industries to increase market share through internal growth along with acquisition of well-managed companies and properties, and development of projects that enhance shareholder value and are accretive to earnings per share and returns on invested capital.

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper credit facilities and through the issuance of long-term debt and the Company’s equity securities. The Company’s net capital expenditures are estimated to be approximately $780 million for 2005 and include:

•	Capital expenditures
•	Acquisitions (including the issuance of the Company’s equity securities, less cash acquired)
•	Less net proceeds from the sale or disposition of property

The Company faces certain challenges and risks as it pursues its growth strategies, including, but not limited to the following:

    •  The natural gas and oil production business experiences fluctuations in natural gas and oil prices. These prices are volatile and subject to significant change at any time. The Company hedges a portion of its natural gas and oil production in order to mitigate the effects of price volatility.

    •  Economic volatility both domestically and in the foreign countries where the Company does business affects the Company’s operations as well as the demand for its products and services and, as a result, may have a negative impact on the Company’s future revenues.

    •  Fidelity continues to seek additional reserve and production growth, both in areas of existing activity and in other regions, through acquisition, exploration, development and production of natural gas and oil resources, including the development and production of its coalbed natural gas properties in the Powder River Basin. In this context, Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, more than a dozen lawsuits filed in connection with its coalbed natural gas development program.  Some of these actions have been successfully resolved and Fidelity is actively defending the others. If the plaintiffs are successful in the outstanding lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties in this region.

For further information on certain factors that should be considered for a better understanding of the Company’s financial condition, see the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, as well as other factors that are listed in the Introduction.

For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements.

Earnings Overview

The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, where applicable)
Electric	$6.2	$5.6	$11.1	$9.7
Natural gas distribution	(3.0)	(3.2)	.5	(2.0)
Utility services	5.1	(.6)	10.7	(4.8)
Pipeline and energy services	5.3	(1.6)	17.2	5.5
Natural gas and oil production	35.5	27.4	94.2	78.8
Construction materials and mining	34.1	34.9	44.0	43.4
Independent power production	3.7	8.7	23.1	22.1
Other	.2	.3	.5	.7
Earnings on common stock	$87.1	$71.5	$201.3	$153.4

Earnings per common share - basic	$.73	$.61	$1.70	$1.32

Earnings per common share - diluted	$.72	$.60	$1.69	$1.31

Return on average common equity for the 12 months ended			15.0%	13.2%
________________________________

Three Months Ended September 30, 2005 and 2004

Consolidated earnings for the third quarter ended September 30, 2005, increased $15.6 million largely due to:

    •  Higher natural gas prices of 39 percent and higher oil prices of 20 percent at the natural gas and oil production business
    •  The absence in 2005 of a $4.0 million (before and after tax) noncash goodwill impairment relating to the Company’s cable and pipeline magnetization and location business, as well as a $1.3 million (after tax) adjustment reflecting the reduction in value of certain gathering facilities in the Gulf Coast region
    •  Increased outside electrical construction workloads as well as earnings from acquisitions made in the second quarter of 2005 at the utility services business

Partially offsetting the increase in earnings was the absence of operating results in 2005 from the Termoceara Generating Facility due to the sale in June 2005, at the independent power production business.

Nine Months Ended September 30, 2005 and 2004

Consolidated earnings for the nine months ended September 30, 2005, increased $47.9 million largely due to:

    •   Increased outside and inside electrical workloads and margins as well as earnings from acquisitions made in the second quarter of 2005 at the utility services business
    •   Higher natural gas prices of 22 percent and higher oil prices of 26 percent at the natural gas and oil production business
    •  A 2005 $5.0 million (after tax) benefit from the resolution of a rate proceeding (as discussed in Note 19 of Notes to Consolidated Financial Statements) and the absence in 2005 of the 2004 $4.0 million (before and after tax) noncash goodwill impairment and the 2004 $1.3 million (after tax) asset valuation adjustment, as previously discussed, all at the pipeline and energy services business

Partially offsetting the increase was the absence in 2005 of the favorable resolution of federal and related state income tax matters realized in 2004, which resulted in a benefit of $5.9 million (after tax), including interest, for the nine months ended September 30, 2004.

FINANCIAL AND OPERATING DATA

The following tables contain key financial and operating statistics for each of the Company's businesses.

Electric
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, where applicable)
Operating revenues	$50.2	$47.9	$135.5	$134.7

Operating expenses:
Fuel and purchased power	16.3	16.0	47.0	49.1
Operation and maintenance	15.0	14.0	43.7	43.5
Depreciation, depletion and amortization	5.2	5.0	15.5	15.1
Taxes, other than income	2.1	2.0	6.5	6.2
	38.6	37.0	112.7	113.9

Operating income	$11.6	$10.9	$22.8	$20.8

Retail sales (million kWh)	626.3	595.5	1,785.5	1,721.9
Sales for resale (million kWh)	169.1	190.8	482.4	588.1
Average cost of fuel and purchased power per kWh	$.019	$.019	$.019	$.020

Three Months Ended September 30, 2005 and 2004

Earnings at the electric business increased $600,000 due to:

•	Higher retail sales margins, largely the result of a 5 percent increase in retail sales volumes
    •  Increased sales for resale margins due to higher average realized prices, partially offset by an 11 percent decrease in sales for resale volumes

The increase in earnings was partially offset by an increase in operation and maintenance expense, including higher transmission and electric generation facility maintenance.

Nine Months Ended September 30, 2005 and 2004

Electric earnings increased $1.4 million due to:

•	Higher retail sales margins, largely due to 4 percent higher volumes
    •  Higher sales for resale margins, primarily the result of higher average realized prices of 20 percent and lower fuel and  purchased power-related costs, offset in part by decreased sales for resale volumes of 18 percent
•	Lower net interest expense of $700,000 (after tax)

Partially offsetting the increase in earnings was the absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.2 million (after tax), including interest.

Natural Gas Distribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, where applicable)
Operating revenues:
Sales	$33.0	$31.4	$230.2	$204.9
Transportation and other	1.0	1.0	3.5	3.3
	34.0	32.4	233.7	208.2
Operating expenses:
Purchased natural gas sold	23.2	22.1	185.3	163.1
Operation and maintenance	11.3	11.3	34.5	36.4
Depreciation, depletion and amortization	2.4	2.4	7.2	7.0
Taxes, other than income	1.3	1.3	4.3	4.3
	38.2	37.1	231.3	210.8

Operating income (loss)	$(4.2)	$(4.7)	$2.4	$(2.6)

Volumes (MMdk):
Sales	3.0	3.1	24.1	24.9
Transportation	2.9	2.7	9.9	9.1
Total throughput	5.9	5.8	34.0	34.0

Degree days (% of normal)*	50%	66%	92%	95%
Average cost of natural gas, including transportation, per dk	$7.78	$7.07	$7.68	$6.56
_____________________
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended September 30, 2005 and 2004

The natural gas distribution business experienced a seasonal loss of $3.0 million in the third quarter compared to a loss of $3.2 million in the third quarter of 2004. The variance of $200,000 was due primarily to higher average realized rates, largely as the result of rate increases in various state jurisdictions.

Nine Months Ended September 30, 2005 and 2004

The natural gas distribution business experienced an increase in earnings of $2.5 million due to:

•	Higher average realized rates, largely as a result of rate increases in various state jurisdictions
•	Decreased operation and maintenance expenses of $1.2 million (after tax)

The increase was partially offset by the absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.1 million (after tax), including interest.

Utility Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Operating revenues	$207.4	$112.9	$458.2	$310.4

Operating expenses:
Operation and maintenance	188.8	106.4	412.4	295.3
Depreciation, depletion and amortization	3.9	2.6	9.7	7.9
Taxes, other than income	5.0	3.8	15.2	12.2
	197.7	112.8	437.3	315.4

Operating income (loss)	$9.7	$.1	$20.9	$(5.0)

Three Months Ended September 30, 2005 and 2004

Utility services realized $5.1 million in earnings for the third quarter compared to a loss of $600,000 in the comparable prior period. The increase is due to:

•	Increased outside electrical construction workloads
    •  Earnings from acquisitions made during the second quarter 2005, which contributed approximately 32 percent of the earnings increase
•	Decreased general and administrative expense of $1.0 million (after tax), largely lower severance-related expenses
•	Increased equipment sales and rentals

Nine Months Ended September 30, 2005 and 2004

Utility services realized $10.7 million in earnings for the first nine months of 2005 compared to a $4.8 million loss in the comparable prior period. The increase is due to:

•	Higher outside and inside electrical workloads and margins
    •  Earnings from businesses acquired during the second quarter 2005, which contributed approximately 14 percent of the earnings increase
•	Lower general and administrative expenses of $1.6 million (after tax), largely lower severance-related expenses
•	Higher equipment sales and rentals

Pipeline and Energy Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenues:
Pipeline	$21.5	$21.5	$63.7	$67.2
Energy services	97.5	65.5	249.5	189.4
	119.0	87.0	313.2	256.6
Operating expenses:
Purchased natural gas sold	89.3	60.5	226.1	177.1
Operation and maintenance	12.8	12.0	39.5	37.9
Depreciation, depletion and amortization	4.7	4.1	7.9	13.3
Taxes, other than income	2.1	1.9	6.2	5.7
Asset impairments	---	6.1	---	6.1
	108.9	84.6	279.7	240.1

Operating income	$10.1	$2.4	$33.5	$16.5

Transportation volumes (MMdk):
Montana-Dakota	7.7	8.2	23.1	24.1
Other	19.7	26.4	53.1	60.9
	27.4	34.6	76.2	85.0

Gathering volumes (MMdk)	20.6	20.3	60.2	59.6

Three Months Ended September 30, 2005 and 2004

Earnings at the pipeline and energy services business were $5.3 million, compared to a loss of $1.6 million for the same period last year. The increase is primarily due to:

    • The absence in 2005 of a $4.0 million (before and after tax) noncash goodwill impairment and a $1.3 million (after tax) asset valuation adjustment, as previously discussed
•	Higher gathering, transportation and storage rates of $1.9 million (after tax)

Partially offsetting the increase in earnings were lower transportation volumes, largely volumes transported to storage.

Nine Months Ended September 30, 2005 and 2004

Pipeline and energy services experienced an increase in earnings of $11.7 million due to:

    •  The absence in 2005 of the $4.0 million (before and after tax) noncash goodwill impairment and the $1.3 million (after tax) asset valuation adjustment, as previously discussed
    •  The benefit from the resolution of a rate proceeding of $5.0 million (after tax) which included a reduction to depreciation, depletion and amortization expense. For further information see Note 19 of Notes to Consolidated Financial Statements.
•	Higher gathering rates of $3.7 million (after tax)

Partially offsetting the increase in earnings were:

    •  Lower transportation and storage rates in 2005 of $1.7 million (after tax), largely the result of lower rates effective July 1, 2004
    •  The absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.6 million (after tax), including interest

Natural Gas and Oil Production
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$94.3	$68.2	$247.2	$203.0
Oil	20.5	16.2	52.3	45.4
Other	1.6	1.2	1.7	2.4
	116.4	85.6	301.2	250.8
Operating expenses:
Purchased natural gas sold	1.5	1.1	1.7	2.2
Operation and maintenance:
Lease operating costs	10.9	8.6	28.6	25.4
Gathering and transportation	3.8	3.4	9.5	8.6
Other	9.5	5.4	21.4	17.3
Depreciation, depletion and amortization	22.3	18.1	60.6	52.6
Taxes, other than income:
Production and property taxes	9.3	5.6	22.7	16.0
Other	.1	.1	.4	.4
	57.4	42.3	144.9	122.5

Operating income	$59.0	$43.3	$156.3	$128.3

Production:
Natural gas (MMcf)	15,015	15,074	44,069	44,376
Oil (000’s of barrels)	477	455	1,250	1,362

Average realized prices (including hedges):
Natural gas (per Mcf)	$6.28	$4.52	$5.61	$4.58
Oil (per barrel)	$42.95	$35.74	$41.88	$33.33

Average realized prices (excluding hedges):
Natural gas (per Mcf)	$6.87	$4.66	$5.88	$4.70
Oil (per barrel)	$50.72	$40.05	$47.83	$36.05

Production costs, including taxes, per net equivalent Mcf:
Lease operating costs	$.61	$.49	$.55	$.48
Gathering and transportation	.21	.19	.19	.16
Production and property taxes	.52	.31	.44	.31
	$1.34	$.99	$1.18	$.95

Three Months Ended September 30, 2005 and 2004

The natural gas and oil production business experienced an increase in earnings of $8.1 million due to:

•	Higher average realized natural gas prices of 39 percent
•	Higher average realized oil prices of 20 percent

Partially offsetting the increase were:

    •  Higher depreciation, depletion and amortization expense of $2.5 million (after tax) due to higher rates and higher lease operating costs of $1.6 million (after tax), both largely the result of an acquisition in the second quarter of 2005
•	Increased general and administrative expenses of $2.5 million (after tax), including payroll-related costs

Nine Months Ended September 30, 2005 and 2004

The natural gas and oil production business experienced an increase in earnings of $15.4 million due to:

•	Higher average realized natural gas prices of 22 percent
•	Higher average realized oil prices of 26 percent

Partially offsetting the increase were:

    •  Higher depreciation, depletion and amortization expense of $4.9 million (after tax) due to higher rates and higher lease operating costs of $2.5 million (after tax), both largely the result of an acquisition in the second quarter of 2005
    •  Increased general and administrative expenses of $2.6 million (after tax), including payroll-related costs
    •  Decreased oil production of 8 percent, primarily due to normal production declines, offset in part by production from an acquisition made in the second quarter of 2005
    •  Lower natural gas production of 1 percent, primarily due to normal production declines and timing-related delays affecting coalbed natural gas drilling activity as a result of ongoing environmental litigation, largely offset by increased production from natural gas properties in the Rocky Mountain region and production from an acquisition made in the second quarter of 2005
    •  The absence of the favorable resolution of federal and related state income tax matters realized in 2004 of $1.0 million (after tax)

Construction Materials and Mining

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenues	$610.5	$486.9	$1,191.6	$973.6

Operating expenses:
Operation and maintenance	518.3	400.5	1,018.8	820.3
Depreciation, depletion and amortization	19.8	18.5	57.0	51.6
Taxes, other than income	12.3	10.2	30.7	26.3
	550.4	429.2	1,106.5	898.2

Operating income	$60.1	$57.7	$85.1	$75.4

Sales (000's)
Aggregates (tons)	17,518	15,653	34,447	31,647
Asphalt (tons)	4,331	3,938	6,831	6,586
Ready-mixed concrete (cubic yards)	1,463	1,426	3,347	3,239

Three Months Ended September 30, 2005 and 2004

Construction materials and mining had $34.1 million in earnings for the third quarter of 2005 compared to $34.9 million in the comparable prior period. The $800,000 decrease in earnings was due to:

    •  Lower construction and aggregate margins in Texas offset in part by higher volumes in all product lines and improved margins in most other regions, including significant improvements in Oregon. Affecting the lower margins were:
      - Higher fuel and asphalt oil costs
      - Increased equipment repair and maintenance costs
    •  Higher depreciation, depletion and amortization expense of $700,000 (after tax), the result of higher property, plant and equipment balances and higher aggregate volumes

Earnings from acquisitions, which contributed less than 5 percent of earnings for the quarter, partially offset the decrease.

Nine Months Ended September 30, 2005 and 2004

Earnings at the construction materials and mining business increased $600,000 due to:

•	Increased ready-mixed concrete volumes and margins, largely in the Pacific and Northwest regions
•	Earnings from companies acquired since the comparable prior period, which contributed less than 5 percent of earnings
•	Higher cement volumes

Partially offsetting the increase were:

•	Higher depreciation, depletion and amortization expense
•	Decreased aggregate and construction margins, largely in Texas, offset in part by increases in most other regions
    •  The absence in 2005 of the 2004 favorable resolution of federal and related tax matters of $1.2 million (after tax), including interest
•	Higher fuel and asphalt oil costs

Independent Power Production
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenues	$14.1	$16.1	$37.6	$33.2

Operating expenses:
Operation and maintenance	8.0	8.7	21.7	15.4
Depreciation, depletion and amortization	2.2	2.3	6.9	6.7
Taxes, other than income	.7	.6	2.1	1.8
	10.9	11.6	30.7	23.9

Operating income	$3.2	$4.5	$6.9	$9.3

Net generation capacity - kW*	279,600	279,600	279,600	279,600
Electricity produced and sold (thousand kWh)*	89,646	61,877	217,658	177,380
_____________________
* Excludes equity method investments.
NOTE: The earnings from the Company’s equity method investments are not reflected in the above table.

Three Months Ended September 30, 2005 and 2004

Independent power production experienced a decrease in earnings of $5.0 million, largely due to:

•	The absence in 2005 of operating results from the Termoceara Generating Facility due to the sale
•	Increased general and administrative expense of $800,000 (after tax), largely consulting and payroll-related costs

The decrease in earnings was partially offset by earnings from an equity method investment in a domestic electric generating facility acquired since the comparable prior period, which contributed approximately 19 percent of earnings.

Nine Months Ended September 30, 2005 and 2004

Independent power production experienced an increase in earnings of $1.0 million, largely due to:

    •  A $15.6 million benefit from the sale of the Termoceara Generating Facility, largely offset by the absence in 2005 of operating results from the Termoceara Generating Facility due to the sale
    •  Earnings from an equity method investment in a domestic electric generating facility acquired since the comparable prior period, which contributed approximately 8 percent of earnings
•	Lower interest expense of $1.0 million (after tax)

Partially offsetting the earnings increase was higher general and administrative expense of $1.2 million (after tax), largely consulting and payroll-related costs.

Other and Intersegment Transactions

Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company’s other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Other:
Operating revenues	$1.6	$1.3	$4.3	$3.1
Operation and maintenance	1.4	.8	3.7	2.3
Depreciation, depletion and amortization	.1	.1	.2	.2
Taxes, other than income	---	---	.1	---

Intersegment transactions:
Operating revenues	$86.3	$65.5	$234.0	$197.2
Purchased natural gas sold	80.8	59.4	219.7	183.8
Operation and maintenance	5.5	6.1	14.3	13.4

For further information on intersegment eliminations, see Note 16 of Notes to Consolidated Financial Statements.

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

Following are some specific factors that should be considered for a better understanding of the Company’s financial condition. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks

The Company’s natural gas and oil production and pipeline and energy services businesses are dependent on factors, including commodity prices and commodity price basis differentials, which cannot be predicted or controlled.

These factors include: fluctuations in natural gas and crude oil prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells. Significant changes in these factors could negatively affect the results of operations and financial condition of the Company’s natural gas and oil production and pipeline and energy services businesses.

The construction and operation of power generation facilities may involve unanticipated changes or delays that could negatively impact the Company’s business and its results of operations.

The construction and operation of power generation facilities involves many risks, including start-up risks and delays, breakdown or failure of equipment, competition, inability to obtain required governmental permits and approvals, and inability to negotiate acceptable acquisition, construction, fuel supply, off-take, transmission or other material agreements, changes in market price for power, cost increases, as well as the risk of performance below expected levels of output or efficiency. Such unanticipated events could negatively impact the Company’s business and its results of operations.

The Company is constructing a 116-MW coal-fired electric generating facility near Hardin, Montana. The projected on-line date for this plant is late 2005. Additional increases in costs to construct the plant or delays in the timing of the completion of construction could negatively affect the independent power production business and its results of operations.

The Company's utility services business operates in highly competitive markets characterized by low margins in a number of service lines and geographic areas.

The ability of this business to maintain profitability will depend upon improved capital spending for electric construction services and management's continued ability to successfully focus the business on more profitable markets, reduce operating costs and implement process improvements in project management.

Economic volatility affects the Company’s operations as well as the demand for its products and services and, as a result, may have a negative impact on the Company’s future revenues.

The global demand for natural resources, interest rates, governmental budget constraints, and the ongoing threat of terrorism can create volatility in the financial markets. A soft economy could negatively affect the level of public and private expenditures on projects and the timing of these projects which, in turn, would negatively affect the demand for the Company’s products and services.

The Company relies on financing sources and capital markets. If the Company is unable to obtain financing in the future, the Company’s ability to execute its business plans, make capital expenditures or pursue acquisitions that the Company may otherwise rely on for future growth could be impaired.

The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as a source of liquidity for capital requirements not satisfied by its cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company’s credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

•	A severe prolonged economic downturn
•	The bankruptcy of unrelated industry leaders in the same line of business
•	A deterioration in capital market conditions
•	Volatility in commodity prices
•	Terrorist attacks
•	Fluctuations in the value of the dollar on currency exchanges

Environmental and Regulatory Risks

Some of the Company’s operations are subject to extensive environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.

The Company is subject to extensive environmental laws and regulations affecting many aspects of its present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, and delays as a result of ongoing litigation and compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions and coalbed natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Public officials and entities, as well as private individuals and organizations, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation that may arise. Existing environmental regulations may be revised and new regulations seeking to protect the environment may be adopted or become applicable to the Company. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material effect on the Company’s results of operations.

One of the Company’s subsidiaries is subject to litigation in connection with its coalbed natural gas development activities. These proceedings have caused delays in coalbed natural gas drilling activity in 2005, and the ultimate outcome of the actions could have a material effect on existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

Fidelity has been named as a defendant in, and/or certain of its operations are the subject of, a number of lawsuits filed in connection with its coalbed natural gas development in the Powder River Basin in Montana and Wyoming. Injunctive orders issued by the Ninth Circuit and the Montana Federal District Court have occasioned reductions in Fidelity’s estimated total 2005 natural gas production levels. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could have a material effect on Fidelity's existing coalbed natural gas operations and/or the future development of its coalbed natural gas properties.

The Company is subject to extensive government regulations that may delay and/or have a negative impact on its business and its results of operations.

The Company is subject to regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return, financings, industry rate structures, and recovery of purchased power and purchased gas costs. These governmental regulations significantly influence the Company’s operating environment and may affect its ability to recover costs from its customers. The Company is unable to predict the impact on operating results from the future regulatory activities of any of these agencies.

Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company’s results of operations.

Risks Relating to Foreign Operations

The value of the Company’s investments in foreign operations may diminish because of political, regulatory and economic conditions in countries where the Company does business.

The Company is subject to political, regulatory and economic conditions in foreign countries where the Company does business. Significant changes in the political, regulatory or economic environment in these countries could negatively affect the value of the Company’s investments located in these countries.

Other Risks

Weather conditions can adversely affect the Company’s operations and revenues, with the recent hurricanes in the Gulf Coast region having caused some reduction in natural gas and oil production.

The Company’s results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, affect the wind-powered operation at the independent power production business, affect the price of energy commodities, affect the ability to perform services at the utility services and construction materials and mining businesses and affect ongoing operation and maintenance and construction and drilling activities for the pipeline and energy services and natural gas and oil production businesses. In addition, severe weather can be destructive, causing outages, reduced natural gas and oil production, and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company’s results of operations and financial condition.

Certain of the Company’s net daily natural gas and oil production is shut in due to the impacts from hurricanes Katrina and Rita, as discussed in Prospective Information - Natural Gas and Oil Production. The Company is continuing to assess damages caused by the hurricanes to facilities in which it has an interest as well as the duration of the remaining production shut-ins. The extent of damages and the duration of the production shut-ins, which the Company is unable to fully predict at this time, could have a negative affect on the Company’s results of operations.

Competition is increasing in all of the Company’s businesses.

All of the Company’s businesses are subject to increased competition. The independent power production industry has many competitors in the operation, acquisition and development of power generation facilities. Utility services’ competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries are also experiencing increased competitive pressures as a result of consumer demands, technological advances, deregulation, increased natural gas prices and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties as well as in the sale of its production output. The increase in competition could negatively affect the Company’s results of operations and financial condition.

PROSPECTIVE INFORMATION

The following information includes highlights of the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for each of the Company’s businesses. Many of these highlighted points are forward-looking statements. There is no assurance that the Company’s projections, including estimates for growth and increases in revenues and earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed under the heading Risk Factors and Cautionary Statements that May Affect Future Results, and other factors that are listed in the Introduction. Changes in such assumptions and factors could cause actual future results to differ materially from targeted growth, revenue and earnings projections.

MDU Resources Group, Inc.

    •  Earnings per common share for 2005, diluted, are projected in the range of $2.10 to $2.30, an increase from prior guidance of $2.00 to $2.20.

    •  The Company’s long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

Electric

•	The expected earnings in 2005 are anticipated to be slightly higher than 2004.

    •  This segment is involved in the review of potential power projects to replace capacity associated with expiring purchased power contracts and to provide for future growth. Those projects under consideration include a proposed 600-megawatt coal-fired facility to be located in northeastern South Dakota, a separate coal-fired unit to be located in the upper Midwest or construction of a 175-MW lignite coal-fired facility (Vision 21) to be located in southwestern North Dakota. The costs of building and/or acquiring the additional generating capacity needed by the utility are expected to be recovered in rates. In addition, Montana-Dakota is currently evaluating a response to a request for proposal, as well as other alternatives, for 70 megawatts to 100 megawatts of capacity for the summer seasons of 2007 through 2012.

    •  Montana-Dakota has obtained and holds valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises.

Natural gas distribution

    •  The expected earnings for this segment for 2005 are projected to be significantly higher than earnings for 2004 largely because of several general natural gas rate increases implemented during late 2004 and 2005.

    •  In September 2004, a natural gas rate case was filed with the MPUC requesting an increase of $1.4 million annually, or 4.0 percent. An interim increase of $1.4 million annually was approved by the commission effective January 10, 2005, subject to refund. A final order on this case is expected in early 2006.

    •  In September 2005, a natural gas rate case was filed with the MTPSC requesting an increase of $1.1 million annually, or 1.3 percent. The Company requested an interim increase of $700,000 annually. A final order on this case is expected in mid-2006.

    •  Montana-Dakota and Great Plains have obtained and hold valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. Montana-Dakota and Great Plains intend to protect their service areas and seek renewal of all expiring franchises.

Utility services

•	Revenues are expected to be in the range of $600 million to $650 million in 2005.

•	The Company anticipates margins to increase substantially in 2005 as compared to 2004 levels.

•	Work backlog as of September 30, 2005, was approximately $406 million, compared to $220 million at September 30, 2004.

Pipeline and energy services

   •  In 2005, total natural gas gathering and transportation throughput is expected to be down approximately 5 percent from the record levels achieved in 2004.

•	Firm capacity for the Grasslands Pipeline is 90,000 Mcf per day with expansion possible to 200,000 Mcf per day.

    •  The labor contract that Williston Basin was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the Company’s 2004 Annual Report, has been ratified.

Natural gas and oil production

•	The Company is expecting to drill more than 300 wells in 2005.

    •  In 2005, the Company expects combined natural gas and oil production to approximate or be down slightly from the record levels achieved in 2004, reflecting the effects of ongoing litigation and the Company’s estimate of the impacts from hurricanes Katrina and Rita. As a result of these storms, the Company is estimating that approximately 15,000 Mcf equivalent to 20,000 Mcf equivalent of net daily production is shut in. The Company is continuing to assess damages caused by the hurricanes to facilities in which it has an interest as well as the duration of the remaining production shut-ins. Including the estimate of shut-in production from hurricanes Katrina and Rita, this segment estimates the current net combined natural gas and oil production is approximately 185,000 Mcf equivalent to 195,000 Mcf equivalent per day.

    •  Estimates of natural gas prices in the Rocky Mountain region for November through December 2005 reflected in earnings guidance are in the range of $9.00 to $9.50 per Mcf. The Company’s estimates for natural gas prices on the NYMEX for November through December 2005 reflected in earnings guidance are in the range of $12.00 to $12.50 per Mcf. During 2004, more than three-fourths of this segment’s natural gas production was priced using Rocky Mountain or other non-NYMEX prices.

    •  Estimates of NYMEX crude oil prices for October through December 2005 reflected in earnings guidance are in the range of $55 to $60 per barrel.

    • The Company has hedged approximately 45 percent to 50 percent of its estimated natural gas production for the last three months of 2005 and approximately 40 percent to 45 percent of its estimated oil production for the last three months of 2005. The Company has hedged approximately 30 percent to 35 percent of its 2006 estimated natural gas production and approximately 15 percent to 20 percent of its 2006 estimated oil production. The hedges that are in place as of September 30, 2005, for production in the last three months of 2005 and the 12 months of 2006 are summarized below:

Commodity	Index*	Period Outstanding	Forward Notional Volume (MMBtu)/(Bbl)	Price Swap or Costless Collar Floor-Ceiling (Per MMBtu/Bbl)
Natural Gas	Ventura	10/05 - 12/05	460,000	$5.00
Natural Gas	Ventura	10/05 - 12/05	460,000	$4.75-$5.25
Natural Gas	Ventura	10/05 - 12/05	920,000	$5.41-$6.80
Natural Gas	Ventura	10/05 - 12/05	920,000	$5.00-$5.865
Natural Gas	CIG	10/05 - 12/05	920,000	$5.25-$6.47
Natural Gas	Ventura	10/05 - 12/05	460,000	$5.15
Natural Gas	NYMEX	10/05 - 12/05	460,000	$6.50-$8.70
Natural Gas	Ventura	10/05 - 12/05	920,000	$5.56
Natural Gas	Ventura	10/05 - 12/05	460,000	$5.50-$7.18
Natural Gas	CIG	11/05 - 12/05	549,000	$7.05
Natural Gas	NYMEX	10/05 - 12/05	920,000	$7.50-$8.40
Natural Gas	Ventura	1/06 - 12/06	1,825,000	$6.00-$7.60
Natural Gas	Ventura	1/06 - 12/06	3,650,000	$6.655
Natural Gas	CIG	1/06 - 3/06	900,000	$7.16
Natural Gas	CIG	1/06 - 3/06	810,000	$7.05
Natural Gas	Ventura	1/06 - 12/06	1,825,000	$6.75-$7.71
Natural Gas	Ventura	1/06 - 12/06	1,825,000	$6.75-$7.77
Natural Gas	Ventura	1/06 - 12/06	1,825,000	$7.00-$8.85
Natural Gas	NYMEX	1/06 - 12/06	1,825,000	$7.75-$8.50
Natural Gas	Ventura	1/06 - 12/06	1,825,000	$7.76
Natural Gas	CIG	4/06 - 12/06	1,375,000	$6.50-$6.98
Natural Gas	CIG	4/06 - 12/06	1,375,000	$7.00-$8.87
Natural Gas	Ventura	1/06 - 12/06	912,500	$8.50-$10.00
Natural Gas	Ventura	1/06 - 12/06	912,500	$8.50-$10.15
Crude Oil	NYMEX	10/05 - 12/05	41,400	$32.00-$36.50
Crude Oil	NYMEX	10/05 - 12/05	46,000	$43.00-$52.05
Crude Oil	NYMEX	10/05 - 12/05	26,400	$39.00-$47.20
Crude Oil	NYMEX	10/05 - 12/05	46,000	$30.70
Crude Oil	NYMEX	1/06 - 12/06	182,500	$43.00-$54.15
Crude Oil	NYMEX	1/06 - 12/06	146,000	$60.00-$69.20

* Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system.

Construction materials and mining

    • Revenues in 2005 are expected to be approximately 15 percent to 20 percent higher than 2004 levels driven primarily by increased construction materials prices and construction activity.

•	Aggregate, asphalt and ready-mixed concrete volumes in 2005 are expected to be slightly higher than 2004 levels.

•	Work backlog as of September 30, 2005, was approximately $597 million, compared to $501 million at September 30, 2004.

Independent power production

    •  Earnings for 2005 are expected to be somewhat lower than 2004 earnings primarily because of the absence of ongoing earnings resulting from the sale of the Termoceara Generating Facility, partially offset by the 2005 gain resulting from the sale, as previously discussed.

    • The Company is constructing a 116-MW coal-fired electric generating facility near Hardin, Montana. A power sales agreement with Powerex Corp., a subsidiary of BC Hydro, has been secured for the entire output of the plant for a term expiring October 31, 2008, with the purchaser having an option for a two-year extension. The projected on-line date for this plant is late 2005. The construction of the generating plant was approximately 89 percent complete as of October 22, 2005. Costs of constructing the facility have exceeded initial estimates; however, the estimated costs of construction remain consistent with current market costs for constructing a similar coal-fired electric generating facility. Based on the Company’s assessment of future market prices for power, the Company believes the facility can generate suitable economic returns over the long term.

   •This segment sells a significant percentage of the output at its electric generating facilities under mid- and long-term power purchase contracts to various entities. Prior to the expiration of the power purchase contracts, the Company expects that this segment will negotiate the extension or replacement of these agreements. This segment owns 213 megawatts of natural gas-fired electric generating facilities near Brush, Colorado. Ninety-five percent of the output from these facilities is sold under two power purchase contracts. One of the contracts, for 75 megawatts, expired in October 2005 and the other contract expires in September 2012. The Company anticipates that an extension and/or replacement of the power purchase contract that expired in October 2005 will be negotiated.

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

SFAS No. 123 (revised)

In December 2004, the FASB issued SFAS No. 123 (revised). SFAS No. 123 (revised) revises SFAS No. 123 and requires entities to recognize compensation expense in an amount equal to the grant-date fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective for the Company on January 1, 2006. The Company is evaluating the effects of the adoption of SFAS No. 123 (revised).

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

EITF No. 04-6

In March 2005, the FASB ratified EITF No. 04-6. EITF No. 04-6 requires that post-production stripping costs be treated as a variable inventory production cost. EITF No. 04-6 is effective for the Company on January 1, 2006. The adoption of EITF No. 04-6 is not expected to have a material effect on the Company’s financial position or results of operations.

For further information on SAB No. 106, SFAS No. 123 (revised), FIN 47 and EITF No. 04-6, see Note 10 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

The Company’s critical accounting policies involving significant estimates include impairment testing of long-lived assets and intangibles, impairment testing of natural gas and oil production properties, revenue recognition, purchase accounting, asset retirement obligations, and pension and other postretirement benefits. There were no material changes in the Company’s critical accounting policies involving significant estimates from those reported in the 2004 Annual Report.

For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2004 Annual Report.

LIQUIDITY AND CAPITAL COMMITMENTS

Cash flows

Operating activities

Cash flows provided by operating activities in the first nine months of 2005 increased by $5.3 million from the comparable 2004 period, largely the result of:

•	Increased net income of $47.9 million
    •  Increased depreciation, depletion and amortization expense of $10.6 million, due to higher depletion rates, property, plant and equipment balances and aggregate volumes

Partially offsetting the increase was decreased working capital of $45.2 million due in part to:

•	Higher income tax payments due to lower tax depreciation and higher net income
•	Higher receivables, largely increased construction activity and construction materials prices
•	Higher inventories, partially due to higher natural gas in storage resulting from higher natural gas prices

    •  Partially offset by increased accounts payable, largely increased construction activity and construction materials prices

Investing activities

Cash flows used in investing activities in the first nine months of 2005 increased by $159.5 million compared to the comparable 2004 period, primarily due to:

    •  An increase in net capital expenditures of $226.1 million due largely to acquisitions, the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana and higher ongoing capital expenditures. Net capital expenditures exclude noncash transactions, including the issuance of the Company’s equity securities in connection with acquisitions. The noncash transactions were $50.8 million and $33.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Partially offsetting the increase were:

    •  Lower investments of $50.5 million, including the absence in 2005 of the 2004 investments in the Hartwell and Trinity Generating Facilities
•	Proceeds of $38.2 million from the sale of the Termoceara Generating Facility

Financing activities

Cash flows provided by financing activities in the first nine months of 2005 increased by $94.6 million compared to the comparable 2004 period, largely the result of an increase in the issuance of long-term debt due in part to acquisitions and the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana.

The increase was partially offset by:

    •  Increased repayment of long-term debt of $63.0 million, including the redemption of $20.9 million of Pollution Control Refunding Revenue bonds and certain scheduled debt repayments
    •  A $57.7 million decrease in the issuance of common stock reflecting the absence in 2005 of the 2004 proceeds received from an underwritten public offering

Defined benefit pension plans

The Company has qualified noncontributory defined benefit pension plans (Pension Plans) for certain employees. Plan assets consist of investments in equity and fixed income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the Pension Plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. At December 31, 2004, certain Pension Plans’ accumulated benefit obligations exceeded these plans’ assets by approximately $3.7 million. Pretax pension expense (income) reflected in the years ended December 31, 2004, 2003 and 2002, was $4.1 million, $153,000, and ($2.4) million, respectively. The Company’s pension expense is currently projected to be approximately $6.5 million to $7.5 million in 2005. A reduction in the Company’s assumed discount rate for Pension Plans along with declines in the equity markets experienced in 2002 and 2001 have combined to largely produce the increase in these costs. Funding for the Pension Plans is actuarially determined. The minimum required contributions for 2004, 2003 and 2002 were approximately $1.2 million, $1.6 million, and $1.2 million, respectively.

For further information on the Company’s Pension Plans, see Note 18 of Notes to Consolidated Financial Statements.

Capital expenditures

Net capital expenditures for the first nine months of 2005 were $523.6 million and are estimated to be approximately $780 million for the year 2005. Estimated capital expenditures include those for:

•	Completed acquisitions
•	System upgrades
•	Routine replacements
•	Service extensions
•	Routine equipment maintenance and replacements
•	Buildings, land and building improvements
•	Pipeline and gathering expansion projects
•	Further enhancement of natural gas and oil production and reserve growth
    •  Power generation opportunities, including certain costs for additional electric generating capacity and for a 116-megawatt coal-fired development project, as previously discussed
•	Other growth opportunities

Approximately 35 percent of estimated 2005 net capital cxpenditures are associated with completed acquisitions. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2005 capital expenditures referred to previously. It is anticipated that all of the funds required for capital expenditures will be met from various sources, including internally generated funds; commercial paper credit facilities at Centennial and MDU Resources Group, Inc., as described below; and through the issuance of long-term debt and the Company’s equity securities.

Capital resources

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at September 30, 2005.

MDU Resources Group, Inc.

The Company has a revolving credit agreement with various banks totaling $100 million (with provision for an increase, at the option of the Company on stated conditions, up to a maximum of $125 million). There were no amounts outstanding under the credit agreement at September 30, 2005. The credit agreement supports the Company’s $75 million commercial paper program. There was $21.0 million outstanding under the Company’s commercial paper program at September 30, 2005. The commercial paper borrowings classified as long-term debt are intended to be refinanced on a long-term basis through continued MDU Resources commercial paper borrowings and as further supported by the credit agreement, which expires in June 2010.

The Company’s objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. If the Company were to experience a minor downgrade of its credit ratings, it would not anticipate any change in its ability to access the capital markets. However, in such event, the Company would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If the Company were to experience a significant downgrade of its credit ratings, it may need to borrow under its credit agreement.

To the extent the Company needs to borrow under its credit agreement, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $32,000 (after tax) based on September 30, 2005, variable rate borrowings.

Prior to the maturity of the credit agreement, the Company expects that it will negotiate the extension or replacement of this agreement. If the Company is unable to successfully negotiate an extension of, or replacement for, the credit agreement, or if the fees on this facility became too expensive, which the Company does not currently anticipate, the Company would seek alternative funding. One source of alternative funding might involve the securitization of certain Company assets.

In order to borrow under the Company’s credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions, including covenants not to permit, as of the end of any fiscal quarter, (A) the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent or (B) the ratio of funded debt to capitalization (determined with respect to the Company alone, excluding its subsidiaries) to be greater than 65 percent. Also included is a covenant that does not permit the ratio of the Company's earnings before interest, taxes, depreciation and amortization to interest expense (determined with respect to the Company alone, excluding its subsidiaries), for the twelve-month period ended each fiscal quarter, to be less than 2.5 to 1. Other covenants include some restrictions on the sale of certain assets and on the making of certain investments. The Company was in compliance with these covenants and met the required conditions at September 30, 2005. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued, as previously described.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Indenture of Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Indenture and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Indenture, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of September 30, 2005, the Company could have issued approximately $356 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 5.8 times and 4.7 times for the twelve months ended September 30, 2005, and December 31, 2004, respectively. Additionally, the Company's first mortgage bond interest coverage was 9.7 times and 7.1 times for the twelve months ended September 30, 2005, and December 31, 2004, respectively. Common stockholders' equity as a percent of total capitalization (net of long-term debt due within one year) was 62 percent and 65 percent at September 30, 2005, and December 31, 2004, respectively.

Centennial Energy Holdings, Inc.

Centennial has three revolving credit agreements with various banks and institutions totaling $431.4 million with certain provisions allowing for increased borrowings. These credit agreements support Centennial’s $350 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at September 30, 2005. Under the Centennial commercial paper program, $161.5 million was outstanding at September 30, 2005. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings and as further supported by Centennial credit agreements. One of these credit agreements is for $400 million (replacing a similar $300 million revolving credit facility) which includes a provision for an increase, at the option of Centennial on stated conditions, up to a maximum of $450 million and expires on August 26, 2010. Another agreement is for $21.4 million (previously $25 million) and expires on April 30, 2007. Pursuant to this credit agreement, on the last business day of April 2006, the line of credit will be reduced by $3.6 million. Centennial intends to negotiate the extension or replacement of these agreements prior to their maturities. The third agreement is an uncommitted line for $10 million, which was effective on January 25, 2005, and may be terminated by the bank at any time.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $450 million. Under the terms of the master shelf agreement, $450 million was outstanding at September 30, 2005. The ability to request additional borrowings under this master shelf agreement will expire in April 2008. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

Centennial’s objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. If Centennial were to experience a minor downgrade of its credit ratings, it would not anticipate any change in its ability to access the capital markets. However, in such event, Centennial would expect a nominal basis point increase in overall interest rates with respect to its cost of borrowings. If Centennial were to experience a significant downgrade of its credit ratings, it may need to borrow under its committed bank lines.

To the extent Centennial needs to borrow under its committed bank lines, it would be expected to incur increased annualized interest expense on its variable rate debt of approximately $242,000 (after tax) based on September 30, 2005, variable rate borrowings. Based on Centennial’s overall interest rate exposure at September 30, 2005, this change would not have a material effect on the Company’s results of operations or cash flows.

Prior to the maturity of the Centennial credit agreements, Centennial expects that it will negotiate the extension or replacement of these agreements, which provide credit support to access the capital markets. In the event Centennial was unable to successfully negotiate these agreements, or in the event the fees on such facilities became too expensive, which Centennial does not currently anticipate, it would seek alternative funding. One source of alternative funding might involve the securitization of certain Centennial assets.

In order to borrow under Centennial’s credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions including, covenants not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 65 percent (for the $400 million credit agreement) and 60 percent (for the $21.4 million credit agreement and the master shelf agreement). Also included is a covenant that does not permit the ratio of the Company's earnings before interest, taxes, depreciation and amortization to interest expense, for the twelve-month period ended each fiscal quarter, to be less than 2.5 to 1 (for the $400 million credit agreement), 2.25 to 1 (for the $21.4 million credit agreement) and 1.75 to 1 (for the master shelf agreement). Other covenants include minimum consolidated net worth, limitation on priority debt and some restrictions on the sale of certain assets and on the making of certain loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at September 30, 2005. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued as previously described.

Certain of Centennial’s financing agreements contain cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the applicable agreements will be in default. Certain of Centennial’s financing agreements and Centennial’s practice limit the amount of subsidiary indebtedness.

Williston Basin Interstate Pipeline Company

Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $55.0 million was outstanding at September 30, 2005. The ability to request additional borrowings under this master shelf agreement expires on December 20, 2005.

In order to borrow under Williston Basin’s uncommitted long-term master shelf agreement, it must be in compliance with the applicable covenants and certain other conditions including, covenants not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include limitation on priority debt and some restrictions on the sale of certain assets and the making of certain investments. Williston Basin was in compliance with these covenants and met the required conditions at September 30, 2005. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Off balance sheet arrangements

As of September 30, 2005, Centennial was contingently liable for the performance of certain of its subsidiaries under approximately $546 million of surety bonds. These bonds are principally for construction contracts and reclamation obligations of these subsidiaries entered into in the normal course of business. Centennial indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of Centennial’s indemnification is to allow the subsidiaries to obtain bonding at competitive rates. In the event a subsidiary of the Company does not fulfill its obligations in relation to its bonded contract or obligation, Centennial may be required to make payments under its indemnification. A large portion of these contingent commitments is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. The surety bonds were not reflected on the Consolidated Balance Sheets.

Contractual obligations and commercial commitments

There are no material changes in the Company’s contractual obligations relating to operating leases from those reported in the 2004 Annual Report.

The Company’s long-term debt at September 30, 2005, increased $188.6 million or 20 percent from December 31, 2004, due in part to acquisitions and the construction of a 116-megawatt coal-fired electric generating facility near Hardin, Montana. Contractual obligations relating to purchase commitments at September 30, 2005, were $887.5 million, compared to purchase commitments of $728.5 million at December 31, 2004. At September 30, 2005, the Company’s long-term debt, estimated interest payments (for the twelve months ended September 30, of each year listed in the table below) and contractual obligations related to purchase commitments were as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In millions)
Long-term debt	$ 86.8	$122.0	$131.3	$ 86.9	$218.5	$488.5	$1,134.0
Estimated interest
payments *	62.4	53.8	47.4	39.7	35.5	125.5	364.3
Purchase commitments	350.8	115.2	65.3	60.9	58.3	237.0	887.5
	$500.0	$291.0	$244.0	$187.5	$312.3	$851.0	$2,385.8

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

Commodity price risk

Fidelity utilizes natural gas and oil price swap and collar agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on its forecasted sales of natural gas and oil production. For more information on commodity price risk, see Part II, Item 7A in the 2004 Annual Report, and Notes 11 and 15 of Notes to Consolidated Financial Statements.

The following table summarizes hedge agreements entered into by Fidelity as of September 30, 2005. These agreements call for Fidelity to receive fixed prices and pay variable prices.

(Notional amount and fair value in thousands)

	Weighted Average Fixed Price (Per MMBtu)	Forward Notional Volume (In MMBtu's)	Fair Value

Natural gas swap agreements maturing in 2005	$5.72	2,389	$(19,296)

Natural gas swap agreements maturing in 2006	$7.04	7,185	$(27,010)

	Weighted Average Floor/Ceiling Price (Per MMBtu)	Forward Notional Volume (In MMBtu's)	Fair Value

Natural gas collar agreements maturing in 2005	$5.73/$6.93	5,060	$(28,733)

Natural gas collar agreements maturing in 2006	$7.05/$8.32	13,700	$(37,081)

	Weighted Average Fixed Price (Per barrel)	Forward Notional Volume (In barrels)	Fair Value

Oil swap agreement maturing in 2005	$30.70	46	$(1,630)

	Weighted Average Floor/Ceiling Price (Per barrel)	Forward Notional Volume (In barrels)	Fair Value

Oil collar agreements maturing in 2005	$38.07/$45.27	114	$(2,391)

Oil collar agreements maturing in 2006	$50.56/$60.84	329	$(2,896)

For further information on Fidelity’s natural gas and oil price swap and collar agreements, see Note 15 of Notes to Consolidated Financial Statements.

Interest rate risk

There were no material changes to interest rate risk faced by the Company from those reported in the 2004 Annual Report. For more information on interest rate risk, see Part II, Item 7A in the 2004 Annual Report.

Foreign currency risk

The Company’s investment, through an indirect wholly owned subsidiary, in the Termoceara Generating Facility was sold as discussed in Note 12 of Notes to Consolidated Financial Statements and, as a result, the Company no longer has any material exposure to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

The following information includes the evaluation of disclosure controls and procedures by the Company’s acting chief executive officer and the chief financial officer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s acting chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures and they have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

Changes in internal controls

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 20 of Notes to Consolidated Financial Statements, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2005 and September 30, 2005, the Company issued 35,887 shares of Common Stock, $1.00 par value, and the Preference Share Purchase Rights appurtenant thereto, as part of the consideration paid by the Company in the acquisition of a business acquired by the Company in a prior period. The Common Stock and Rights issued by the Company in this transaction were issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

The following table includes information with respect to the issuer’s purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2005	52,829	$28.73
August 1 through August 31, 2005
September 1 through September 30, 2005	26,114	$33.57
Total	78,943

(1) Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to a compensation plan.

(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

ITEM 6. EXHIBITS

3(a)	Company Bylaws, as amended, August 11, 2005

4(a)
Centennial Energy Holdings, Inc. Credit Agreement, dated August 26, 2005, among Centennial Energy Holdings,
Inc., U.S. Bank National Association, as Administrative Agent, and The Other Financial Institutions party thereto

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Acting Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Acting Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE: November 3, 2005	BY:	/s/ Warren L. Robinson
Warren L. Robinson
Executive Vice President
and Chief Financial Officer

	BY:	/s/ Vernon A. Raile
Vernon A. Raile
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.

3(a)	Company Bylaws, as amended, August 11, 2005

4(a)
Centennial Energy Holdings, Inc. Credit Agreement, dated August 26, 2005, among Centennial Energy Holdings,
Inc., U.S. Bank National Association, as Administrative Agent, and The Other Financial Institutions party thereto

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Acting Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Acting Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002