Form 10-K/A
period 2006-12-31
MDU RESOURCES GROUP INC
filed 2007-03-01
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
             Title of each class                    on which registered
             -------------------                    -------------------
        Common Stock, par value $1.00             New York Stock Exchange
    and Preference Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

                         Preferred Stock, par value $100
                         -------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No | |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |X|  Accelerated filer | |  Non-accelerated filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No |X|

State the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2006: $4,393,239,107.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 12, 2007: 181,147,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 2007 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

                                Explanatory Note

The information contained in Items 10, 11 and 13 in the Annual Report on Form 10-K filed on February 21, 2007 did not incorporate by reference all required information from the Company's 2007 Proxy Statement.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions "Item 1. Election of Directors," "Continuing Incumbent Directors," "Information Concerning Executive Officers," the first and third paragraphs under "Corporate Governance - Audit Committee," "Corporate Governance - Code of Conduct" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is included under the captions "Related Person Disclosure" and "Corporate Governance - Director Independence" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

3.  Exhibits

Exhibits filed herewith:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MDU RESOURCES GROUP, INC.

Date:  March 1, 2007                         By: /s/ Vernon A. Raile
                                                 -------------------
                                                 Vernon A. Raile
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer

                                  EXHIBIT INDEX

Exhibit Number      Description of Exhibit

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