Form 10-Q
period 2008-06-15
MDU RESOURCES GROUP INC
filed 2008-08-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2008: 183,216,763 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2007 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2007
ALJ	Administrative Law Judge
Anadarko	Anadarko Petroleum Corporation
APB	Accounting Principles Board
APB Opinion No. 28	Interim Financial Reporting
Badger Hills Project	Tongue River-Badger Hills Project
Bbl	Barrel of oil or other liquid hydrocarbons
Bcf	Billion cubic feet
BER	Montana Board of Environmental Review
Big Stone Station	450-MW coal-fired electric generating facility located near Big Stone City, South Dakota (22.7 percent ownership)
Big Stone Station II	Proposed coal-fired electric generating facility located near Big Stone City, South Dakota (the Company anticipates ownership of at least 116 MW)
BLM	Bureau of Land Management
Brazilian Transmission Lines	Centennial Resources’ equity method investment in companies owning ECTE, ENTE and ERTE
Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CBNG	Coalbed natural gas
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial International	Centennial Energy Resources International, Inc., a direct wholly owned subsidiary of Centennial Resources
Centennial Power	Centennial Power, Inc., a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act
Colorado Federal District Court	U.S. District Court for the District of Colorado
Company	MDU Resources Group, Inc.
D.C. Appeals Court	U.S. Court of Appeals for the District of Columbia Circuit
dk	Decatherm
DRC	Dakota Resource Council

EBSR	Elk Basin Storage Reservoir, one of Williston Basin's natural gas storage reservoirs, which is located in Montana and Wyoming
ECTE	Empresa Catarinense de Transmissão de Energia S.A.
EIS	Environmental Impact Statement
ENTE	Empresa Norte de Transmissão de Energia S.A.
EPA	U.S. Environmental Protection Agency
ERTE	Empresa Regional de Transmissão de Energia S.A.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FSP	FASB Staff Position
FSP FAS 157-2	Effective Date of FASB Statement No. 157
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Hart-Scott-Rodino Act	Hart-Scott-Rodino Antitrust Improvements Act
Hartwell	Hartwell Energy Limited Partnership, a former equity method investment of the Company (sold in the third quarter of 2007)
Howell	Howell Petroleum Corporation, a wholly owned subsidiary of Anadarko
Indenture	Indenture dated as of December 15, 2003, as supplemented, from the Company to The Bank of New York as Trustee
Innovatum	Innovatum Inc., a former indirect wholly owned subsidiary of WBI Holdings (the stock and Innovatum’s assets have been sold)
Intermountain	Intermountain Gas Company, a regulated natural gas distribution company
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MBbls	Thousands of barrels of oil or other liquid hydrocarbons
MBI	Morse Bros., Inc., an indirect wholly owned subsidiary of Knife River
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial International
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPA	Montana Environmental Policy Act
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company

Montana BOGC	Montana Board of Oil & Gas Conservation
Montana DEQ	Montana State Department of Environmental Quality
Montana Federal District Court	U.S. District Court for the District of Montana
Montana State District Court	Montana Twenty-Second Judicial District Court, Big Horn County
Mortgage	Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and Douglas J. MacInnes, successor trustees
MPX	MPX Termoceara Ltda. (49 percent ownership, sold in June 2005)
MW	Megawatt
ND Health Department	North Dakota Department of Health
NDPSC	North Dakota Public Service Commission
NEPA	National Environmental Policy Act
Ninth Circuit	U.S. Ninth Circuit Court of Appeals
NPRC	Northern Plains Resource Council
NSPS	New Source Performance Standards
OPUC	Oregon Public Utilities Commission
Order on Rehearing	Order on Rehearing and Compliance and Remanding Certain Issues for Hearing
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PSD	Prevention of Significant Deterioration
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEIS	Supplemental Environmental Impact Statement
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 115	Accounting for Certain Investments in Debt and Equity Securities
SFAS No. 141 (revised)	Business Combinations (revised 2007)
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option for Financial Assets and Financial Liabilities
SFAS No. 160	Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Consolidated Financial Statements)
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133
South Dakota Federal District Court	U.S. District Court for the District of South Dakota
South Dakota SIP	South Dakota State Implementation Plan
TRWUA	Tongue River Water Users’ Association
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
Williston Basin	Williston Basin Interstate Pipeline Company, an indirect wholly owned subsidiary of WBI Holdings
WUTC	Washington Utilities and Transportation Commission

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$376,324	$195,488	$893,586	$463,500
Construction services, natural gas and oil production, construction materials and contracting, and other	875,448	786,877	1,480,093	1,306,356
	1,251,772	982,365	2,373,679	1,769,856
Operating expenses:
Fuel and purchased power	15,718	15,489	34,495	32,607
Purchased natural gas sold	145,060	40,294	421,684	139,129
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	61,828	46,659	121,390	91,315
Construction services, natural gas and oil production, construction materials and contracting, and other	687,479	629,782	1,185,097	1,075,631
Depreciation, depletion and amortization	89,678	70,044	176,909	139,846
Taxes, other than income	53,518	37,312	108,041	69,574
	1,053,281	839,580	2,047,616	1,548,102

Operating income	198,491	142,785	326,063	221,754

Earnings from equity method investments	2,039	4,030	3,864	6,084

Other income (expense)	(37)	883	1,528	2,215

Interest expense	19,186	17,478	37,842	34,854

Income before income taxes	181,307	130,220	293,613	195,199

Income taxes	65,800	48,184	107,055	71,756

Income from continuing operations	115,507	82,036	186,558	123,443

Income from discontinued operations, net of tax (Note 3)	---	7,439	---	12,694

Net income	115,507	89,475	186,558	136,137

Dividends on preferred stocks	171	171	343	343

Earnings on common stock	$115,336	$89,304	$186,215	$135,794

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Earnings per common share -- basic
Earnings before discontinued operations	$.63	$.45	$1.02	$.68
Discontinued operations, net of tax	---	.04	---	.07
Earnings per common share -- basic	$.63	$.49	$1.02	$.75
Earnings per common share -- diluted
Earnings before discontinued operations	$.63	$.45	$1.01	$.67
Discontinued operations, net of tax	---	.04	---	.07
Earnings per common share -- diluted	$.63	$.49	$1.01	$.74
Dividends per common share	$.1450	$.1350	$.2900	$.2700
Weighted average common shares outstanding -- basic	182,972	181,847	182,785	181,595
Weighted average common shares outstanding -- diluted	183,727	182,746	183,513	182,469

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	June 30, 2007		December 31, 2007
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$82,039		$68,134	$105,820
Receivables, net	769,379		642,559	715,484
Inventories	267,125		221,179	229,255
Deferred income taxes	47,442		---	7,046
Short-term investments	13,768		16,700	91,550
Prepayments and other current assets	175,293		78,535	64,998
Current assets held for sale and related to discontinued operations	---		69,662	179
	1,355,046		1,096,769	1,214,332
Investments	121,279		136,585	118,602
Property, plant and equipment	6,507,164		4,953,171	5,930,246
Less accumulated depreciation, depletion and amortization	2,408,093		1,851,825	2,270,691
	4,099,071		3,101,346	3,659,555
Deferred charges and other assets:
Goodwill	437,832		227,029	425,698
Other intangible assets, net	32,485		17,150	27,792
Other	166,019		113,193	146,455
Noncurrent assets held for sale and related to discontinued operations	---		410,662	---
	636,336		768,034	599,945
	$6,211,732		$5,102,734	$5,592,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$79,960	$	---	$1,700
Long-term debt due within one year	87,366		131,661	161,682
Accounts payable	396,715		284,208	369,235
Taxes payable	46,200		38,769	60,407
Deferred income taxes	---		1,396	---
Dividends payable	26,723		24,725	26,619
Accrued compensation	55,631		47,440	66,255
Other accrued liabilities	295,153		108,450	163,990
Current liabilities held for sale and related to discontinued operations	---		14,156	---
	987,748		650,805	849,888
Long-term debt	1,474,908		1,224,286	1,146,781
Deferred credits and other liabilities:
Deferred income taxes	685,480		570,590	668,016
Other liabilities	472,989		349,895	396,430
Noncurrent liabilities held for sale and related to discontinued operations	---		35,488	---
	1,158,469		955,973	1,064,446
Commitments and contingencies
Stockholders’ equity:
Preferred stocks	15,000		15,000	15,000
Common stockholders’ equity:
Common stock
Shares issued -- $1.00 par value, 183,706,236 at June 30, 2008, 182,416,029 at June 30, 2007 and 182,946,528 at December 31, 2007	183,706		182,416	182,947
Other paid-in capital	925,784		895,838	912,806
Retained earnings	1,567,035		1,190,935	1,433,585
Accumulated other comprehensive loss	(97,292)		(8,893)	(9,393)
Treasury stock at cost – 538,921 shares	(3,626)		(3,626)	(3,626)
Total common stockholders’ equity	2,575,607		2,256,670	2,516,319
Total stockholders’ equity	2,590,607		2,271,670	2,531,319
	$6,211,732		$5,102,734	$5,592,434

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Operating activities:
Net income	$186,558	$136,137
Income from discontinued operations, net of tax	---	12,694
Income from continuing operations	186,558	123,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	176,909	139,846
Earnings, net of distributions, from equity method investments	(1,844)	(722)
Deferred income taxes	34,870	24,756
Changes in current assets and liabilities, net of acquisitions:
Receivables	(46,550)	(14,083)
Inventories	(36,482)	(16,690)
Other current assets	(111,199)	(25,259)
Accounts payable	18,953	(11,644)
Other current liabilities	11,209	(38,040)
Other noncurrent changes	6,381	(1,107)
Net cash provided by continuing operations	238,805	180,500
Net cash used in discontinued operations	---	(41,884)
Net cash provided by operating activities	238,805	138,616

Investing activities:
Capital expenditures	(386,014)	(242,729)
Acquisitions, net of cash acquired	(271,191)	(329)
Net proceeds from sale or disposition of property	26,379	10,848
Investments	80,389	17,309
Net cash used in continuing operations	(550,437)	(214,901)
Net cash used in discontinued operations	---	(1,379)
Net cash used in investing activities	(550,437)	(216,280)

Financing activities:
Issuance of short-term borrowings	79,960	---
Repayment of short-term borrowings	(1,700)	---
Issuance of long-term debt	379,644	186,578
Repayment of long-term debt	(125,637)	(85,028)
Proceeds from issuance of common stock	4,945	15,775
Dividends paid	(53,296)	(49,300)
Tax benefit on stock-based compensation	3,737	4,505
Net cash provided by continuing operations	287,653	72,530
Net cash provided by discontinued operations	---	---
Net cash provided by financing activities	287,653	72,530
Effect of exchange rate changes on cash and cash equivalents	198	190
Decrease in cash and cash equivalents	(23,781)	(4,944)
Cash and cash equivalents -- beginning of year	105,820	73,078
Cash and cash equivalents -- end of period	$82,039	$68,134

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

 1.        Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2007 Annual Report, and the standards of accounting measurement set forth in APB Opinion No. 28 and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2007 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature.

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

Operating results related to Innovatum were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands)
Operating revenues	$439	$689
Income from discontinued operations before income tax expense (benefit)	104	28
Income tax expense (benefit)	15	(29)
Income from discontinued operations, net of tax	$89	$57

Operating results related to the domestic independent power production assets were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands)
Operating revenues	$64,291	$98,887
Income from discontinued operations before income tax expense	9,532	16,923
Income tax expense	2,182	4,286
Income from discontinued operations, net of tax	$7,350	$12,637

The carrying amounts of the major assets and liabilities related to the domestic independent power production assets held for sale, as well as the major assets and liabilities related to Innovatum, were as follows:

	June 30,	December 31,
	2007	2007
	(In thousands)
Cash and cash equivalents	$1,575	$	---
Receivables, net	7,878		---
Inventories	555		179
Prepayments and other current assets	59,654		---
Total current assets held for sale and related to discontinued operations	$69,662		$179
Net property, plant and equipment	$391,708	$	---
Goodwill	11,167		---
Other intangible assets, net	7,241		---
Other	546		---
Total noncurrent assets held for sale and related to discontinued operations	$410,662	$	---
Accounts payable	$7,264	$	---
Other accrued liabilities	6,892		---
Total current liabilities held for sale and related to discontinued operations	$14,156	$	---
Deferred income taxes	$32,888	$	---
Other liabilities	2,600		---
Total noncurrent liabilities held for sale and related to discontinued operations	$35,488	$	---

 4.        Allowance for doubtful accounts
The Company's allowance for doubtful accounts as of June 30, 2008 and 2007, and December 31, 2007, was $14.3 million, $7.7 million and $14.6 million, respectively.

 5.        Natural gas in storage
Natural gas in storage for the Company's regulated operations is generally carried at cost using the last-in, first-out method. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories and was $11.4 million, $9.7 million and $28.8 million at June 30, 2008 and 2007, and December 31, 2007, respectively. The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $43.0 million, $44.2 million, and $43.0 million at June 30, 2008 and 2007, and December 31, 2007, respectively.

 6.        Inventories
Inventories, other than natural gas in storage for the Company’s regulated operations, consisted primarily of aggregates held for resale of $110.2 million, $100.6 million and $102.2 million; materials and supplies of $101.7 million, $75.0 million and $56.0 million; and other inventories of $43.8 million, $35.9 million and $42.3 million, as of June 30, 2008 and 2007, and December 31, 2007, respectively. These inventories were stated at the lower of average cost or market value.

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

 8.        Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Interest, net of amount capitalized	$37,504	$35,028
Income taxes	$91,398	$113,919

Income taxes paid for the six months ended June 30, 2008, decreased from the amount paid for the six months ended June 30, 2007, primarily due to estimated quarterly income tax payments paid in 2007 on the estimated gain on the sale of the domestic independent power production assets as discussed in Note 3.

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

Comprehensive income, and the components of other comprehensive income (loss) and related tax effects, were as follows:
	Three Months Ended June 30,
	2008	2007
	(In thousands)
Net income	$115,507	$89,475
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $(37,169) and $6,096 in 2008 and 2007, respectively	(60,644)	9,739
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income, net of tax of $(5,045) and $1,509 in 2008 and 2007, respectively	(8,230)	2,411
Net unrealized gain (loss) on derivative instruments qualifying as hedges	(52,414)	7,328
Foreign currency translation adjustment, net of tax of $2,570 in 2008	3,977	3,576
	(48,437)	10,904
Comprehensive income	$67,070	$100,379

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net income	$186,558	$136,137
Other comprehensive loss:
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $(53,537) and $1,204 in 2008 and 2007, respectively	(87,433)	1,923
Less: Reclassification adjustment for gain on derivative instruments included in net income, net of tax of $2,786 and $6,272 in 2008 and 2007, respectively	4,522	10,018
Net unrealized loss on derivative instruments qualifying as hedges	(91,955)	(8,095)
Foreign currency translation adjustment, net of tax of $2,876 in 2008	4,461	5,684
	(87,494)	(2,411)
Comprehensive income	$99,064	$133,726

11.       Equity method investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at June 30, 2008, include the Brazilian Transmission Lines.

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

At June 30, 2008 and 2007, and December 31, 2007, the Company's equity method investments had total assets of $431.1 million, $469.2 million and $398.4 million, respectively, and long-term debt of $218.8 million, $277.2 million and $211.2 million, respectively. The Company's investment in its equity method investments was approximately $63.0 million, $80.6 million and $59.0 million, including undistributed earnings of $8.7 million, $7.6 million and $6.9 million, at June 30, 2008 and 2007, and December 31, 2007, respectively.

12.       Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance	Goodwill	Balance
	as of	Acquired	as of
Six Months Ended	January 1,	During	June 30,
June 30, 2008	2008	the Year*	2008
	(In thousands)
Electric	$ ---	$ ---	$ ---
Natural gas distribution	171,129	(11)	171,118
Construction services	91,385	3,937	95,322
Pipeline and energy services	1,159	---	1,159
Natural gas and oil production	---	---	---
Construction materials and contracting	162,025	8,208	170,233
Other	---	---	---
Total	$425,698	$12,134	$437,832
*Includes purchase price adjustments that were not material related to acquisitions in a prior period.

	Balance	Goodwill	Balance
	as of	Acquired	as of
Six Months Ended	January 1,	During	June 30,
June 30, 2007	2007	the Year*	2007
	(In thousands)
Electric	$ ---	$ ---	$ ---
Natural gas distribution	---	---	---
Construction services	86,942	3,596	90,538
Pipeline and energy services	1,159	---	1,159
Natural gas and oil production	---	---	---
Construction materials and contracting	136,197	(865)	135,332
Other	---	---	---
Total	$224,298	$2,731	$227,029
*Includes purchase price adjustments that were not material related to acquisitions in a prior period.

	Balance	Goodwill	Balance
	as of	Acquired	as of
Year Ended	January 1,	During the	December 31,
December 31, 2007	2007	Year*	2007
	(In thousands)
Electric	$ ---	$ ---	$ ---
Natural gas distribution	---	171,129	171,129
Construction services	86,942	4,443	91,385
Pipeline and energy services	1,159	---	1,159
Natural gas and oil production	---	---	---
Construction materials and contracting	136,197	25,828	162,025
Other	---	---	---
Total	$224,298	$201,400	$425,698
*Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Other amortizable intangible assets were as follows:

	June 30,	June 30,	December 31,
	2008	2007	2007
	(In thousands)
Customer relationships	$25,262	$13,959	$21,834
Accumulated amortization	(5,979)	(3,234)	(4,444)
	19,283	10,725	17,390
Noncompete agreements	10,823	7,434	10,655
Accumulated amortization	(4,493)	(2,926)	(3,654)
	6,330	4,508	7,001
Other	8,370	3,745	5,943
Accumulated amortization	(1,498)	(1,828)	(2,542)
	6,872	1,917	3,401
Total	$32,485	$17,150	$27,792

Amortization expense for intangible assets for the three and six months ended June 30, 2008, was $1.2 million and $2.6 million, respectively. Amortization expense for the three and six months ended June 30, 2007, and for the year ended December 31, 2007, was $900,000, $1.9 million and $4.4 million, respectively. Estimated amortization expense for amortizable intangible assets is $5.4 million in 2008, $4.8 million in 2009, $4.0 million in 2010, $3.5 million in 2011, $3.3 million in 2012, and $14.1 million thereafter.

13.       Derivative instruments
From time to time, the Company utilizes derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of June 30, 2008, the Company had no outstanding foreign currency or interest rate hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2007 Annual Report.

Cascade
At June 30, 2008, Cascade held natural gas swap agreements which were not designated as hedges. Cascade utilizes natural gas swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas on its forecasted purchases of natural gas for core customers in accordance with authority granted by the WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Cascade applies SFAS No. 71 and records periodic changes in the fair market value of the derivative instruments on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract.

Fidelity
At June 30, 2008, Fidelity held natural gas and oil swap and collar agreements as well as a natural gas basis swap derivative instrument designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on its forecasted sales of natural gas and oil production. These derivative instruments were designated as cash flow hedges of the forecasted sales of the related production.

The fair value of the hedging instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Changes in the fair value attributable to the effective portion of hedging instruments, net of tax, are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). At the date the natural gas or oil quantities are settled, the amounts accumulated in other comprehensive income (loss) are reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in earnings. The proceeds received for natural gas and oil production are generally based on market prices.

For the three and six months ended June 30, 2008 and 2007, the amount of hedge ineffectiveness was immaterial. For the three and six months ended June 30, 2008 and 2007, there were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur. There were no such reclassifications into earnings as a result of the discontinuance of hedges.

Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2008, the maximum term of the swap and collar agreements, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 42 months. The Company estimates that over the next 12 months net losses of approximately $61.2 million (after tax) will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

14.	Fair value measurements
On January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, as discussed in Note 9.

Upon the adoption of SFAS No. 159, the Company elected to measure its investments in certain fixed-income and equity securities at fair value. These investments had previously been accounted for as available-for-sale investments in accordance with SFAS No. 115. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments totaled $34.0 million as of June 30, 2008. The decrease in the fair value of these investments for the three and six months ended June 30, 2008, was $184,000 (before tax) and $2.3 million (before tax), respectively, which is considered part of the cost of the plan, and is classified in operation and maintenance expense on the Consolidated Statements of Income. The Company did not elect the fair value option for its remaining available-for-sale securities, which are auction rate securities, as they are not intended for long-term investment. The Company’s auction rate securities, which totaled $11.4 million at June 30, 2008, are accounted for as available-for-sale in accordance with SFAS No. 115 and are recorded at fair value. The fair value of the auction rate securities approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income on the Consolidated Balance Sheets related to these investments.

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at June 30, 2008, Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)		(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale securities	$45,390		$33,990	$11,400	$	---
Commodity derivative agreements	89,136		---	89,136		---
Total assets measured at fair value	$134,526		$33,990	$100,536	$	---
Liabilities:
Commodity derivative agreements	$138,615	$	---	$138,615	$	---
Total liabilities measured at fair value	$138,615	$	---	$138,615	$	---

The estimated fair value of the Company’s Level 1 available-for-sale securities is based on quoted market prices in active markets for identical equity and fixed-income securities. The estimated fair value of the Company’s Level 2 available-for-sale securities is based on comparable market transactions. The estimated fair value of the Company’s commodity derivative instruments reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts.

15.       Business segment data
The Company’s reportable segments are those that are based on the Company’s method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The vast majority of the Company’s operations are located within the United States. The Company also has investments in foreign countries, which largely consist of Centennial Resources’ equity method investment in the Brazilian Transmission Lines.

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

The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides energy-related management services.

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

The Other category includes the activities of Centennial Capital, which insures various types of risks as a captive insurer for certain of the Company’s subsidiaries. The function of the captive insurer is to fund the deductible layers of the insured companies’ general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property. The Other category also includes Centennial Resources' equity method investment in the Brazilian Transmission Lines.

The information below follows the same accounting policies as described in Note 1 of the Company’s Notes to Consolidated Financial Statements in the 2007 Annual Report. Information on the Company’s businesses was as follows:

		Inter-
	External	segment	Earnings
Three Months	Operating	Operating	on Common
Ended June 30, 2008	Revenues	Revenues	Stock
	(In thousands)
Electric	$45,873	$ ---	$2,787
Natural gas distribution	196,956	---	5,443
Pipeline and energy services	133,495	21,621	6,842
	376,324	21,621	15,072
Construction services	324,632	38	14,089
Natural gas and oil production	123,370	91,824	71,687
Construction materials and contracting	427,446	---	12,735
Other	---	2,660	1,753
	875,448	94,522	100,264
Intersegment eliminations	---	(116,143)	---
Total	$1,251,772	$ ---	$115,336

		Inter-
	External	segment	Earnings
Three Months	Operating	Operating	on Common
Ended June 30, 2007	Revenues	Revenues	Stock
	(In thousands)
Electric	$44,591	$ ---	$3,568
Natural gas distribution	53,403	---	(559)
Pipeline and energy services	97,494	14,660	6,228
	195,488	14,660	9,237
Construction services	263,483	349	13,026
Natural gas and oil production	67,924	59,471	35,166
Construction materials and contracting	455,470	---	25,541
Other	---	2,440	6,334
	786,877	62,260	80,067
Intersegment eliminations	---	(76,920)	---
Total	$982,365	$ ---	$89,304

		Inter-
	External	segment	Earnings
Six Months	Operating	Operating	on Common
Ended June 30, 2008	Revenues	Revenues	Stock
	(In thousands)
Electric	$98,129	$ ---	$8,267
Natural gas distribution	559,101	---	21,828
Pipeline and energy services	236,356	52,553	13,996
	893,586	52,553	44,091
Construction services	632,019	82	24,903
Natural gas and oil production	219,351	165,430	122,333
Construction materials and contracting	628,723	---	(8,362)
Other	---	5,296	3,250
	1,480,093	170,808	142,124
Intersegment eliminations	---	(223,361)	---
Total	$2,373,679	$ ---	$186,215

		Inter-
	External	segment	Earnings
Six Months	Operating	Operating	on Common
Ended June 30, 2007	Revenues	Revenues	Stock
	(In thousands)
Electric	$91,695	$ ---	$7,353
Natural gas distribution	189,465	---	5,584
Pipeline and energy services	182,340	42,952	11,938
	463,500	42,952	24,875
Construction services	500,120	474	20,260
Natural gas and oil production	123,193	122,781	65,787
Construction materials and contracting	683,043	---	15,745
Other	---	4,880	9,127
	1,306,356	128,135	110,919
Intersegment eliminations	---	(171,087)	---
Total	$1,769,856	$ ---	$135,794

The pipeline and energy services segment recognized income from discontinued operations, net of tax, of $89,000 and $57,000 for the three and six months ended June 30, 2007. The Other category reflects income from discontinued operations, net of tax, of $7.4 million and $12.6 million for the three and six months ended June 30, 2007.

Excluding the income from discontinued operations at pipeline and energy services, earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings (loss) from construction services, natural gas and oil production, construction materials and contracting, and other are all from nonregulated operations.

16.       Acquisitions
During the first six months of 2008, the Company acquired natural gas properties in Texas and construction materials and contracting businesses in Alaska, California and Texas, none of which were material. The total purchase consideration for these properties and purchase price adjustments with respect to certain other acquisitions made prior to 2008, consisting of the Company’s common stock and cash, was $276.3 million.

The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. On certain of the above acquisitions, final fair market values are pending the completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The results of operations of the acquired businesses and properties are included in the financial statements since the date of each acquisition. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented, as such acquisitions were not material to the Company’s financial position or results of operations.

17.       Employee benefit plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
Three Months	Pension Benefits		Benefits
Ended June 30,	2008	2007	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,191	$2,011	$660	$447
Interest cost	6,505	4,222	1,797	1,180
Expected return on assets	(8,458)	(5,094)	(1,691)	(1,279)
Amortization of prior service cost (credit)	198	207	(988)	14
Amortization net actuarial loss	332	426	246	164
Amortization of net transition obligation	---	---	763	635
Net periodic benefit cost, including amount capitalized	768	1,772	787	1,161
Less amount capitalized	217	217	124	90
Net periodic benefit cost	$551	$1,555	$663	$1,071

			Other
			Postretirement
Six Months	Pension Benefits		Benefits
Ended June 30,	2008	2007	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$4,820	$4,261	$1,150	$980
Interest cost	11,629	8,363	2,982	2,118
Expected return on assets	(14,494)	(10,164)	(3,388)	(2,372)
Amortization of prior service cost (credit)	364	416	(1,677)	25
Amortization net actuarial (gain) loss	574	500	361	(149)
Amortization of net transition obligation	---	---	1,294	1,166
Net periodic benefit cost, including amount capitalized	2,893	3,376	722	1,768
Less amount capitalized	396	368	189	141
Net periodic benefit cost	$2,497	$3,008	$533	$1,627

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee’s retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2008, was $2.4 million and $4.4 million, respectively. The Company’s net periodic benefit cost for this plan for the three and six months ended June 30, 2007, was $2.1 million and $3.9 million, respectively.

18.       Regulatory matters and revenues subject to refund
In November 2006, Montana-Dakota filed an application with the NDPSC requesting an advance determination of prudence of Montana-Dakota's ownership interest in Big Stone Station II. Hearings on the application were held in June 2007. In September 2007, Montana-Dakota informed the NDPSC that certain of the other participants in the project had withdrawn and it was considering the impact of these withdrawals on the project and its options. Supplemental hearings before the NDPSC were held in late April 2008 regarding possible plant configuration changes as a result of the participant withdrawals and updated supporting modeling. The NDPSC is expected to rule on the advance determination of prudence application in the third quarter of 2008.

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

In lawsuits filed in Montana Federal District Court in May 2003, the NPRC and the Northern Cheyenne Tribe asserted that the BLM violated NEPA and other federal laws when approving the 2003 EIS. Producers, including Fidelity, are operating under an order that allows limited CBNG development of up to 500 CBNG wells to be drilled annually on private, state, and federal lands in the Montana Powder River Basin pending the BLM's preparation of a SEIS.

In December 2006, the BLM issued a draft SEIS that endorses a phased-development approach to CBNG production in the Montana Powder River Basin, whereby future projects would be reviewed against four screens or filters (relating to water quality, wildlife, Native American concerns and air quality). Fidelity filed written comments on the draft SEIS asking the BLM to reconsider its proposed phased-development approach and to make numerous other changes to the draft SEIS. The final SEIS is scheduled for release in September 2008 with a ROD expected in March 2009. Fidelity cannot predict what the final terms of the SEIS will be.

In a related action filed in Montana Federal District Court in December 2003, the NPRC asserted, among other things, that the actions of the BLM in approving Fidelity's applications for permits and the plan of development for the Badger Hills Project in Montana did not comply with applicable federal laws, including the NEPA. As a result of the litigation, Fidelity is operating under an Order, based on a stipulation between the parties, that allows production from existing wells in Fidelity’s Badger Hills Project to continue pending preparation of a revised environmental analysis.

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

The Powder River Basin Resource Council is funding litigation, filed in Wyoming State District Court in June 2007, on behalf of two surface owners against the Wyoming State

Engineer and the Wyoming Board of Control. The plaintiffs seek a declaratory judgment that current ground water permitting practices are unlawful; that the state is required to adopt rules and procedures to ensure that coalbed groundwater is managed in accordance with the Wyoming Constitution and other laws; and that would prohibit the Wyoming State Engineer from issuing permits to produce coalbed groundwater and permits to store coalbed groundwater in reservoirs until the Wyoming State Engineer adopts such rules. The Petroleum Association of Wyoming has conditionally been granted intervention in this lawsuit and Fidelity is partly funding the intervention. On May 29, 2008, the Wyoming State District Court dismissed the case. The plaintiffs appealed to the Wyoming Supreme Court on June 27, 2008. Fidelity’s CBNG operations in Wyoming could be materially adversely affected if the plaintiffs are successful in this lawsuit.

Fidelity is involved in, or certain of its operations are the subject of, other legal proceedings that concern its CBNG operations. Although the outcomes of those proceedings can not be predicted, management believes that such outcomes will not have a material adverse effect on the Company’s financial position or results of its operations.

Fidelity will continue to vigorously defend its interests in all CBNG-related litigation in which it is involved, including the proceedings challenging its water permits. In those cases where damage claims have been asserted, Fidelity is unable to quantify the damages sought and will be unable to do so until after the completion of discovery. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could adversely impact Fidelity’s existing CBNG operations and/or the future development of this resource in the affected regions.

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

On June 10, 2008, the Sierra Club filed a complaint in the South Dakota Federal District Court against Montana-Dakota and the two other co-owners of the Big Stone Station. The complaint alleges certain violations of the PSD and NSPS provisions of the Clean Air Act and certain violation of the South Dakota SIP. The action further alleges that the Big Stone Station was modified and operated without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. The Sierra Club alleges that these actions have contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. The Sierra Club seeks both declaratory and injunctive relief to bring the co-owners of the Big Stone Station into compliance with the Clean Air Act and the South Dakota SIP and to require them to remedy the alleged violations. The Sierra Club also seeks unspecified civil penalties, including a beneficial mitigation project. The Company believes that these claims are without merit and that Big Stone Station has been and is being operated in compliance with the Clean Air Act and the South Dakota SIP. The ultimate outcome of these matters cannot be determined at this time.

Natural Gas Storage Based on reservoir and well pressure data and other information, Williston Basin believes that reservoir pressure (and therefore the amount of gas) in the EBSR, one of its natural gas storage reservoirs, has decreased as a result of Howell and Anadarko’s drilling and production activities in areas within and near the boundaries of the EBSR. As of June 30, 2008, Williston Basin estimated that between 10.25 and 10.75 Bcf of storage gas had been diverted from the EBSR as a result of Howell and Anadarko’s drilling and production.

Williston Basin filed suit in Montana Federal District Court in January 2006, seeking to recover unspecified damages from Howell and Anadarko, and to enjoin Howell and Anadarko’s present and future production from specified wells in and near the EBSR. The Montana Federal District Court entered an Order in July 2006, dismissing the case for lack of subject matter jurisdiction. Williston Basin appealed and on May 9, 2008, the Ninth Circuit affirmed the Montana Federal District Court’s decision.

In related litigation, Howell filed suit in Wyoming State District Court against Williston Basin in February 2006 asserting that it is entitled to produce any gas that might escape from the EBSR. In August 2006, Williston Basin moved for a preliminary injunction to halt Howell and Anadarko’s production in and near the EBSR. The Wyoming State District Court denied Williston Basin’s motion in July 2007. In December 2007, motions were argued to a court appointed special master concerning the application of certain legal principles to the production of Williston Basin’s storage gas, including gas residing outside the certificated boundaries of the EBSR, by Howell and Anadarko. On March 17, 2008, the special master issued recommendations to the Wyoming State District Court. The special master recommended that the Wyoming State District Court adopt a ruling that gas injected into an underground reservoir belongs to the injector and the injector does not lose title to that gas unless the gas escapes or migrates from the reservoir because it was not well defined or well maintained or if the injector is unable to identify such injected gas because it has been commingled with native gas. The special master also recommended that the Wyoming State District Court adopt a ruling that generally would allow Howell and Anadarko to produce native gas residing inside or outside the certificated boundaries of the EBSR from its wells completed outside the certificated boundaries. The special master recognized that there are other issues yet to be developed that may be determinative of whether Howell and Anadarko may produce native or injected gas, or both. On July 1, 2008, the Wyoming State District Court adopted the special master’s report. On July 16, 2008, Williston Basin filed a petition requesting the Wyoming Supreme Court to review a ruling by the Wyoming State District Court that the Natural Gas Act does not preempt the state law that permits an oil and gas producer to take gas that has been dedicated for use in a federally certificated gas storage reservoir. The petition was denied on August 5, 2008 by the Wyoming Supreme Court. The Wyoming State District Court has scheduled the case for trial beginning March 16, 2009.

In a related proceeding, the FERC issued an order on July 18, 2008, in response to a petition filed by Williston Basin on April 24, 2008, declaring that the certification of a storage facility under the Natural Gas Act conveys to the certificate holder the right to acquire native gas within the certificated boundaries of the storage facility. The FERC also concurred that a state law precluding the certificate holder from acquiring the right to native gas would be preempted by federal law.

As previously noted, Williston Basin estimates that as of June 30, 2008, Howell and Anadarko had diverted between 10.25 and 10.75 Bcf from the EBSR. Williston Basin believes Howell and Anadarko continue to divert gas from the EBSR and Williston Basin continues to monitor and analyze the situation. At trial, Williston Basin will seek recovery based on the amount of gas that has been and continues to be diverted as well as on the amount of gas that must be recovered as a result of the equalization of the pressures of various interconnected geological formations.

In expert reports filed with the Wyoming State District Court in January 2008, Williston Basin’s experts are of the opinion that all of the gas produced by Howell and Anadarko is Williston Basin's gas and will have to be replaced. Williston Basin’s experts estimate that the replacement cost of the gas produced by Howell and Anadarko through October 2007 is approximately $106 million if injection is completed by the end of the 2010 injection season. Williston Basin's experts also estimate that Williston Basin will expend $8.7 million to mitigate the damages that Williston Basin suffered during the period of Howell and Anadarko’s production if the replacement gas is injected by the end of the 2010 injection season. Williston Basin believes that its experts’ opinions are based on sound law, economics, reservoir engineering, geology and geochemistry. The expert reports filed by Howell and Anadarko claim that storage gas owned by Williston Basin has migrated outside the EBSR into areas in which Howell and Anadarko have oil and gas rights. They theorize that Williston Basin is accountable to Howell and Anadarko for the migration of such gas. Although Howell and Anadarko have not specified the amount of damages they seek to recover, Williston Basin believes Howell and Anadarko’s proposed methodology for valuing their alleged injury, if any, is flawed, inconsistent and lacking in factual and legal support. Williston Basin continues to evaluate the Howell and Anadarko reports. The deadline to file rebuttal reports with the Wyoming State District Court is August 18, 2008.

Williston Basin intends to vigorously defend its rights and interests in these proceedings, to assess further avenues for recovery through the regulatory process at the FERC, and to pursue the recovery of any and all economic losses it may have suffered. Williston Basin cannot predict the ultimate outcome of these proceedings.

In light of the actions of Howell and Anadarko, Williston Basin installed temporary compression at the site in 2006 in order to maintain deliverability into the transmission system. Williston Basin leased working gas for the 2007 - 2008 heating season to supplement its cushion gas. While installation of the additional compression and leased working gas during the 2007 – 2008 heating season both provided temporary relief, Williston Basin believes that the adverse physical and operational effects occasioned by the continued loss of storage gas, if left unchecked, could threaten the operation and viability of the EBSR, impair Williston Basin’s ability to comply with the EBSR certificated operating requirements mandated by the FERC and adversely affect Williston Basin’s ability to meet its contractual storage and transportation service commitments to customers. In another effort to protect the viability of the EBSR, Williston Basin, on April 18, 2008, filed an application with the FERC to expand the boundaries of the EBSR. The proposed expansion includes the areas from which Howell and Anadarko are producing.

The Company also is involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that the outcomes with respect to these other legal proceedings will not have a material adverse effect upon the Company’s financial position or results of operations.

Environmental matters
Portland Harbor Site In December 2000, MBI was named by the EPA as a Potentially Responsible Party in connection with the cleanup of a riverbed site adjacent to a commercial property site acquired by MBI from Georgia Pacific-West, Inc. in 1999. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site. Sixty-eight other parties were also named in this administrative action. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG, a group of several entities, which does not include MBI or Georgia-Pacific West, Inc. Although the LWG originally estimated the overall remedial investigation and feasibility study would cost approximately $10 million, it is now anticipated, on the basis of costs incurred to date and delays attributable to an additional round of sampling and potential further investigative work, that such cost could increase to a total in excess of $60 million. It is not possible to estimate the cost of a corrective action plan until the remedial investigation and feasibility study have been completed, the EPA has decided on a strategy and a record of decision has been published. It is also not possible to estimate the costs of natural resource damages until investigation and allocations are undertaken. While the remedial investigation and feasibility study for the harbor site has commenced, it is expected to take several more years to complete. The development of a proposed plan and ROD on the harbor site is not anticipated to occur until 2010, after which a cleanup plan will be undertaken. MBI also received notice in January 2008 that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. The Trustee Council indicates the injury determination is appropriate to facilitate early settlement of damages and restoration for natural resource injuries.

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

Manufactured Gas Plant Sites There are three claims against Cascade for cleanup of environmental contamination at manufactured gas plant sites operated by Cascade’s predecessors.

The first claim is for soil and groundwater contamination at a site in Oregon and was received in 1995. There are potentially responsible parties in addition to Cascade that may be liable for cleanup of the contamination. Some of these other parties have shared in the investigation costs. It is expected that these and other potentially responsible parties will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. It is not known at this time what share of the cleanup costs will actually be borne by Cascade. In November 2007, the Oregon DEQ provided notice that additional ecological risk assessment of the site was necessary. Completion of the assessment is anticipated by the end of 2008. The results of the assessment may affect the selection and implementation of a cleanup alternative.

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

The third claim is also for contamination at a site in Washington. Cascade received notice from a party in May 2008 that Cascade may be a potentially responsible party, along with other parties, for contamination from a manufactured gas plant owned by Cascade’s predecessor from about 1946 to 1962. The notice indicates that current estimates to perform a comprehensive remedial investigation/feasibility study and prepare a cleanup action plan exceed $8.0 million. There is currently not enough information available to estimate the potential liability to Cascade associated with this claim.

To the extent these claims are not covered by insurance, Cascade will seek recovery through the OPUC and WUTC of contamination remediation costs in its natural gas rates charged to customers.

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

Centennial continues to guarantee CEM's obligations under a construction contract for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. As described in Note 3, Centennial Resources sold CEM in July 2007 to Bicent Power LLC, which has provided a $10 million bank letter of credit to Centennial in support of that guarantee obligation. The guarantee, which has no fixed maximum, expires when CEM has completed its obligations under the construction contract. Substantial completion of construction is expected to occur during the third quarter of 2008, and the warranty period associated with this project will expire one year after the date of substantial completion of the construction.

In addition, WBI Holdings has guaranteed certain of Fidelity’s natural gas and oil price swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at June 30, 2008, expire in the years ranging from 2008 to 2011; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was $66.0 million and was reflected on the Consolidated Balance Sheets at June 30, 2008. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts, a conditional purchase agreement and certain other guarantees. At June 30, 2008, the fixed maximum amounts guaranteed under these agreements aggregated $334.9 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $5.1 million in 2008; $294.7 million in 2009; $600,000 in 2010; $25.1 million in 2011; $2.4 million in 2012; $800,000 in 2013; $1.2 million in 2018; $1.0 million, which is subject to expiration 30 days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $600,000 and was reflected on the Consolidated Balance Sheet at June 30, 2008. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, materials obligations, natural gas transportation agreements and other agreements that guarantee the performance of other subsidiaries of the Company. At June 30, 2008, the fixed maximum amounts guaranteed under these letters of credit, aggregated $42.0 million. In 2008 and 2009, $32.3 million and $9.7 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at June 30, 2008.

Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands. At June 30, 2008, the fixed maximum amounts guaranteed under these agreements aggregated $24.0 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $20.0 million in 2009 and $4.0 million in 2011. In the event of Prairielands’ default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.7 million, which was not reflected on the Consolidated Balance Sheet at June 30, 2008, because these intercompany transactions are eliminated in consolidation.

In addition, Centennial and Knife River have issued guarantees to third parties related to the Company’s routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, materials or lease obligations, Centennial or Knife River would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items and materials were reflected on the Consolidated Balance Sheet at June 30, 2008.

In the normal course of business, Centennial has purchased surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of June 30, 2008, approximately $556 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

20.       Pending acquisition
On July 1, 2008, the Company entered into an agreement to acquire Intermountain, which is headquartered in Boise, Idaho, and serves more than 300,000 customers in 74 communities in Idaho. The acquisition is a cash-for-stock transaction. The enterprise value of the transaction, including outstanding indebtedness, is approximately $328 million.

The completion of the acquisition is subject to various regulatory reviews, as well as clearance under the Hart-Scott-Rodino Act, and satisfaction of other customary closing conditions. It is anticipated that closing will occur during the fourth quarter of 2008.

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

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational regulations at the federal level. The ability of these segments to grow through acquisitions is subject to significant competition from other energy providers. In addition, as to the electric business, the ability of this segment to grow its service territory and customer base is affected by significant competition from other energy providers, including rural electric cooperatives. The construction of electric generating facilities and transmission lines are subject to increasing cost and lead time, as well as extensive permitting procedures.

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

Challenges Fluctuations in natural gas and oil prices; ongoing environmental litigation and administrative proceedings; timely receipt of necessary permits and approvals; recruitment and retention of a skilled workforce; availability of drilling rigs, materials and auxiliary equipment, and industry-related field services; inflationary pressure on development and operating costs; and increased competition from other natural gas and oil companies.

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

Challenges The economic slow-down has adversely impacted operations, particularly in the private market. This business unit expects to continue cost containment efforts and a greater emphasis on industrial, energy and public works projects. The Company is experiencing significant increases in the cost of raw materials such as diesel, gasoline, liquid asphalt and steel. Increased competition in certain construction markets has also lowered margins.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, where applicable)
Electric	$2.8	$3.6	$8.3	$7.4
Natural gas distribution	5.4	(.6)	21.8	5.6
Construction services	14.1	13.0	24.9	20.3
Pipeline and energy services	6.8	6.1	14.0	11.8
Natural gas and oil production	71.7	35.2	122.3	65.8
Construction materials and contracting	12.7	25.5	(8.4)	15.7
Other	1.8	(1.0)	3.3	(3.5)
Earnings before discontinued operations	115.3	81.8	186.2	123.1
Income from discontinued operations, net of tax	---	7.5	---	12.7
Earnings on common stock	$115.3	$89.3	$186.2	$135.8
Earnings per common share – basic:
Earnings before discontinued operations	$.63	$.45	$1.02	$.68
Discontinued operations, net of tax	---	.04	---	.07
Earnings per common share – basic	$.63	$.49	$1.02	$.75
Earnings per common share – diluted:
Earnings before discontinued operations	$.63	$.45	$1.01	$.67
Discontinued operations, net of tax	---	.04	---	.07
Earnings per common share – diluted	$.63	$.49	$1.01	$.74
Return on average common equity for the 12 months ended			19.3%	15.2%

Three Months Ended June 30, 2008 and 2007 Consolidated earnings for the quarter ended June 30, 2008, increased $26.0 million from the comparable prior period largely due to:

•
Higher average realized natural gas and oil prices of 35 percent and 97 percent, respectively, and increased oil and natural gas production of 22 percent and 9 percent, respectively, partially offset by higher depreciation, depletion and amortization expense at the natural gas and oil production business

•	Increased earnings at the natural gas distribution business, largely earnings at Cascade, which was acquired on July 2, 2007

Partially offsetting these increases were construction workloads and margins as well as product volumes that were significantly lower at the construction materials and contracting business as a result of the economic slowdown and unfavorable weather conditions, and the absence in 2008 of earnings from discontinued operations as discussed in Note 3.

Six Months Ended June 30, 2008 and 2007 Consolidated earnings for the six months ended June 30, 2008, increased $50.4 million primarily due to:

•
Higher average realized oil and natural gas prices of 94 percent and 26 percent, respectively, and increased natural gas and oil production of 8 percent and 17 percent, respectively, partially offset by higher depreciation, depletion and amortization expense at the natural gas and oil production business

•	Increased earnings at the natural gas distribution business, largely earnings at Cascade as previously discussed
•	Higher construction workloads at the construction services business

Partially offsetting these increases were construction workloads and margins as well as product volumes that were significantly lower at the construction materials and contracting business as previously discussed, and the absence in 2008 of earnings from discontinued operations as discussed in Note 3.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, where applicable)
Operating revenues	$45.9	$44.6	$98.1	$91.7
Operating expenses:
Fuel and purchased power	15.7	15.5	34.5	32.6
Operation and maintenance	16.5	14.5	31.4	29.5
Depreciation, depletion and amortization	6.1	5.6	12.1	11.2
Taxes, other than income	2.2	2.1	4.4	4.3
	40.5	37.7	82.4	77.6
Operating income	5.4	6.9	15.7	14.1
Earnings	$2.8	$3.6	$8.3	$7.4
Retail sales (million kWh)	577.7	596.3	1,285.5	1,242.0
Sales for resale (million kWh)	51.5	47.0	99.9	91.2
Average cost of fuel and purchased power per kWh	$.024	$.024	$.024	$.024

Three Months Ended June 30, 2008 and 2007 Electric earnings decreased $800,000, primarily due to higher operation and maintenance costs of $1.1 million (after tax), including higher payroll and materials costs, as well as increased depreciation, depletion and amortization expense of $300,000

(after tax) related to higher property, plant and equipment balances. Partially offsetting the decrease were increased sales for resale volumes of 10 percent and higher retail sales margins.

Six Months Ended June 30, 2008 and 2007 Electric earnings increased $900,000 due to:

•	Increased retail sales margins and volumes of $2.3 million (after tax), largely due to the resolution of a rate proceeding and higher system load
•	Higher sales for resale volumes of 10 percent, largely due to the addition of the wind-powered electric generating station near Baker, Montana, and higher plant availability

Partially offsetting these increases were:
•
Higher operations and maintenance costs of $1.1 million (after tax), primarily higher payroll and benefit related costs, as well as electric generating station costs associated with scheduled maintenance

•	Increased depreciation, depletion and amortization expense of $600,000 (after tax), as previously discussed

Natural Gas Distribution
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, where applicable)
Operating revenues	$197.0	$53.4	$559.1	$189.5
Operating expenses:
Purchased natural gas sold	137.4	34.3	420.0	140.5
Operation and maintenance	28.7	15.6	55.7	31.2
Depreciation, depletion and amortization	7.2	2.5	14.3	5.0
Taxes, other than income	11.0	1.5	25.6	3.2
	184.3	53.9	515.6	179.9
Operating income (loss)	12.7	(.5)	43.5	9.6
Earnings (loss)	$5.4	$(.6)	$21.8	$5.6
Volumes (MMdk):
Sales	15.4	5.3	46.6	21.2
Transportation	18.5	2.9	45.1	6.3
Total throughput	33.9	8.2	91.7	27.5
Degree days (% of normal)*
Montana-Dakota	117%	94%	104%	94%
Cascade	120%	---	111%	---
Average cost of natural gas, including transportation, per dk**
Montana-Dakota	$9.45	$6.44	$8.16	$6.64
Cascade	$8.55	---	$8.07	---
*      Degree days are a measure of the daily temperature-related demand for energy for heating.
**    Regulated natural gas sales only.
Note:  Cascade was acquired on July 2, 2007.

Three Months Ended June 30, 2008 and 2007 Earnings at the natural gas distribution business increased $6.0 million compared to the prior year due to:

•	Earnings of $5.3 million, including a $4.4 million (after tax) gain on the sale of its natural gas management service, at Cascade which was acquired on July 2, 2007
•	Increased retail sales volumes from existing operations resulting from 25 percent colder weather than last year
•	Higher nonregulated energy-related services of $200,000 (after tax)

Six Months Ended June 30, 2008 and 2007 Earnings at the natural gas distribution business increased $16.2 million due to:

•	Earnings of $15.2 million at Cascade, as previously discussed
•	Increased retail sales volumes from existing operations resulting from 12 percent colder weather than last year
•	Higher nonregulated energy-related services of $400,000 (after tax)

Partially offsetting these increases was higher operation and maintenance expense, excluding Cascade, of $800,000 (after tax), largely payroll and benefit related costs.

Construction Services
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Operating revenues	$324.7	$263.8	$632.1	$500.6
Operating expenses:
Operation and maintenance	286.6	230.6	560.5	442.4
Depreciation, depletion and amortization	3.1	3.4	6.5	6.9
Taxes, other than income	10.4	7.5	22.4	16.2
	300.1	241.5	589.4	465.5
Operating income	24.6	22.3	42.7	35.1
Earnings	$14.1	$13.0	$24.9	$20.3

Three Months Ended June 30, 2008 and 2007 Construction services earnings increased $1.1 million due to higher construction workloads of $5.0 million (after tax), largely in the Southwest region. Partially offsetting the increase were lower construction margins in certain regions, as well as higher general and administrative expense of $1.2 million (after tax), largely payroll related.

Six Months Ended June 30, 2008 and 2007 Construction services earnings increased $4.6 million due to:

•	Higher construction workloads of $9.5 million (after tax), largely in the Southwest region
•	Increased equipment sales and rentals

Partially offsetting the increases were lower construction margins in certain regions of $4.4 million (after tax) and higher general and administrative expense of $1.3 million (after tax), largely payroll related.

Pipeline and Energy Services
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenues	$155.1	$112.2	$288.9	$225.3
Operating expenses:
Purchased natural gas sold	116.6	75.8	210.7	155.4
Operation and maintenance	16.7	16.6	34.3	30.6
Depreciation, depletion and amortization	5.9	5.2	11.5	10.6
Taxes, other than income	2.8	2.7	5.6	5.5
	142.0	100.3	262.1	202.1
Operating income	13.1	11.9	26.8	23.2
Income from continuing operations	6.8	6.1	14.0	11.8
Income from discontinued operations, net of tax	---	.1	---	.1
Earnings	$6.8	$6.2	$14.0	$11.9
Transportation volumes (MMdk):
Montana-Dakota	7.2	7.1	15.5	15.1
Other	26.8	29.7	48.2	50.2
	34.0	36.8	63.7	65.3
Gathering volumes (MMdk)	25.5	22.5	49.5	44.7

Three Months Ended June 30, 2008 and 2007 The pipeline and energy services segment experienced an increase in earnings of $600,000 due to:

•	Higher storage and gathering rates of $700,000 (after tax), partially offset by lower storage balances
•	Increased gathering volumes of 14 percent
•	Increased on- and off-system transportation and demand fees of $600,000 (after tax), largely offset by a decrease in volumes transported to storage

Partially offsetting these increases was increased depreciation, depletion and amortization expense of $400,000 (after tax) resulting from higher property, plant and equipment balances.

Six Months Ended June 30, 2008 and 2007 Pipeline and energy services earnings increased $2.1 million due to:

•	Higher storage and gathering rates of $1.4 million (after tax), partially offset by lower storage balances
•	Increased gathering volumes of 11 percent
•	Increased off-system transportation and demand fees mainly related to an expansion of the Grasslands system ($1.2 million after tax), partially offset by a decrease in volumes transported to storage

Partially offsetting these increases were higher operation and maintenance costs of $800,000 (after tax), largely higher materials and legal costs, as well as higher depreciation, depletion and amortization expense of $500,000 (after tax) as previously discussed.

Natural Gas and Oil Production
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$140.5	$96.1	$258.0	$190.0
Oil	74.6	31.2	126.7	55.8
Other	.1	.1	.1	.2
	215.2	127.4	384.8	246.0
Operating expenses:
Purchased natural gas sold	.1	---	.1	.3
Operation and maintenance:
Lease operating costs	19.2	15.6	37.5	31.1
Gathering and transportation	6.2	5.0	11.9	9.5
Other	13.7	9.1	22.6	17.5
Depreciation, depletion and amortization	41.7	29.8	81.0	59.6
Taxes, other than income:
Production and property taxes	16.3	9.3	29.9	18.2
Other	.3	.3	.5	.5
	97.5	69.1	183.5	136.7
Operating income	117.7	58.3	201.3	109.3
Earnings	$71.7	$35.2	$122.3	$65.8
Production:
Natural gas (MMcf)	16,531	15,231	33,092	30,671
Oil (MBbls)	717	589	1,338	1,145
Total Production (MMcf equivalent)	20,830	18,770	41,118	37,543
Average realized prices (including hedges):
Natural gas (per Mcf)	$8.50	$6.31	$7.80	$6.20
Oil (per barrel)	$104.19	$52.83	$94.72	$48.71
Average realized prices (excluding hedges):
Natural gas (per Mcf)	$9.33	$5.82	$8.11	$5.78
Oil (per barrel)	$105.34	$52.83	$95.60	$48.71
Average depreciation, depletion and amortization rate, per equivalent Mcf	$1.94	$1.52	$1.91	$1.52
Production costs, including taxes, per equivalent Mcf:
Lease operating costs	$.92	$.83	$.91	$.83
Gathering and transportation	.30	.27	.29	.25
Production and property taxes	.78	.50	.73	.49
	$2.00	$1.60	$1.93	$1.57

Three Months Ended June 30, 2008 and 2007 Natural gas and oil production earnings increased $36.5 million due to:

•	Higher average realized natural gas prices of 35 percent and higher average realized oil prices of 97 percent
•
Increased oil and natural gas production of 22 percent and 9 percent, respectively, largely related to the East Texas property acquired in January 2008 and additional drilling activity including wells in the Bakken formation and Paradox Basin

Partially offsetting these increases were:

•	Higher depreciation, depletion and amortization expense of $7.4 million (after tax) due to higher depletion rates and increased production
•	Higher production taxes of $4.3 million (after tax) associated with increased revenue
•	Increased lease operating expenses of $2.2 million (after tax)

Six Months Ended June 30, 2008 and 2007 The natural gas and oil production business experienced an increase in earnings of $56.5 million due to:

•	Higher average realized oil prices of 94 percent and higher average realized natural gas prices of 26 percent
•	Increased natural gas and oil production of 8 percent and 17 percent, respectively, as previously discussed

Partially offsetting these increases were:

•	Higher depreciation, depletion and amortization expense of $13.3 million (after tax) due to higher depletion rates and increased production
•	Higher production taxes of $7.3 million (after tax) associated with increased revenue
•	Increased lease operating expenses of $4.0 million (after tax)

Construction Materials and Contracting
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenues	$427.4	$455.5	$628.7	$683.0
Operating expenses:
Operation and maintenance	366.1	372.8	561.3	581.6
Depreciation, depletion and amortization	25.4	23.2	50.9	45.8
Taxes, other than income	10.4	13.9	19.5	21.6
	401.9	409.9	631.7	649.0
Operating income (loss)	25.5	45.6	(3.0)	34.0
Earnings (loss)	$12.7	$25.5	$(8.4)	$15.7
Sales (000's):
Aggregates (tons)	8,719	10,339	12,960	15,896
Asphalt (tons)	1,452	1,769	1,648	2,105
Ready-mixed concrete (cubic yards)	1,052	1,092	1,663	1,718

Three Months Ended June 30, 2008 and 2007 Earnings at the construction materials and contracting business decreased $12.8 million due to:

•
Decreased construction workloads, margins and product volumes that were significantly lower as a result of the economic slowdown and unfavorable weather conditions as well as significantly higher diesel fuel costs at existing operations had a combined negative effect on earnings of $13.4 million (after tax)

•	Higher depreciation, depletion and amortization expense, largely the result of higher property, plant and equipment balances

Partially offsetting these decreases were earnings from companies acquired since the comparable prior period which contributed 11 percent to earnings for the current quarter.

Six Months Ended June 30, 2008 and 2007 The construction materials and contracting business experienced a loss of $8.4 million compared to earnings of $15.7 million for the comparable prior period. The decrease of $24.1 million is due to:

•
Decreased construction workloads, margins and product volumes that were significantly lower as previously described as well as significantly higher diesel fuel costs at existing operations had a combined negative effect on earnings of $23.2 million (after tax)

•	Higher depreciation, depletion and amortization expense, as previously discussed

Partially offsetting these decreases were earnings from companies acquired since the comparable prior period.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company’s other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Other:
Operating revenues	$2.7	$2.4	$5.3	$4.9
Operation and maintenance	2.8	3.7	5.5	7.5
Depreciation, depletion and amortization	.3	.4	.6	.8
Taxes, other than income	.1	---	.1	.1
Intersegment transactions:
Operating revenues	$116.2	$76.9	$223.3	$171.1
Purchased natural gas sold	109.0	69.8	209.1	157.1
Operation and maintenance	7.2	7.1	14.2	14.0

For further information on intersegment eliminations, see Note 15.

PROSPECTIVE INFORMATION
The following information highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for each of the Company’s businesses. Many of these highlighted points are “forward-looking statements.” There is no assurance that the Company’s projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II, Item 1A – Risk Factors, as well as Part I, Item 1A – Risk Factors in the 2007 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from growth and earnings projections.

MDU Resources Group, Inc.
•
Earnings per common share for 2008 are projected in the range of $2.10 to $2.35. The Company expects the percentage of 2008 earnings per common share by quarter to be in the following approximate ranges:

o	Third quarter – 30 percent to 35 percent
o	Fourth quarter – 25 percent to 30 percent

•	Long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

Electric
•
The Company is analyzing potential projects for accommodating load growth and replacing an expired purchased power contract with company-owned generation, which will add to base-load capacity and rate base. The Company is a participant in the Big Stone Station II project. A final decision on construction of the Big Stone Station II project will be made when major permits are issued and certain regulatory approvals are obtained. Those permits and approvals include a certificate of need and route permit from the MNPUC for construction and operation of a portion of the transmission line for delivery of the electric energy from the Big Stone Station II. In May 2008, administrative law judges from the Minnesota Office of Administrative Hearings recommended the MNPUC deny issuance of the certificate of need and route permit, or alternatively impose certain conditions on project participants subject to rate regulation by the MNPUC. On June 5, 2008, the MNPUC voted to delay its decision on the Big Stone Station II application for a transmission certificate of need and a route permit. The decision to delay was made so that the MNPUC can receive information from an independent expert on construction costs, natural gas prices and potential costs related to carbon dioxide. A hearing and decision is expected by the fall of 2008. If the decision is to proceed with construction of the plant, it is projected to be completed in 2013. The Company anticipates it would own at least 116 MW of this plant or other generation sources.

•	This business continues to pursue expansion of energy-related services.

Natural gas distribution
•
As discussed in Note 20, the Company has entered into an agreement to acquire Intermountain for approximately $328 million, pending regulatory approvals. It is anticipated that closing will occur during the fourth quarter of 2008.

•	This business continues to pursue expansion of energy-related services and expects continued strong customer growth in Washington and Oregon.

Construction services
•	The Company anticipates margins in 2008 to be slightly lower than 2007.

•	The Company continues to focus on costs and efficiencies to enhance margins.

•	Work backlog as of June 30, 2008, was approximately $655 million, compared to $765 million at June 30, 2007.

•	This business continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Pipeline and energy services
•
Based on indicated demand from a recent open season, an incremental expansion to the Grasslands Pipeline in the range of 40,000 Mcf per day or more is now anticipated for 2009. Through additional compression, the pipeline firm capacity could ultimately reach 200,000 Mcf per day, an increase from the current firm capacity of 138,000 Mcf per day.

•
The Company is pursuing the development of the Bakken Pipeline, a new natural gas pipeline designed to transport natural gas from the fast-growing Bakken Play in northwestern North Dakota and northeastern Montana to a new pipeline interconnect with Alliance Pipeline. The Bakken Pipeline is anticipated to have an initial capacity of approximately 100,000 Mcf per day, with the flexibility to expand capacity to 200,000 Mcf per day. The pipeline project remains subject to shipper commitment and regulatory approvals.

•	In 2008, total gathering and transportation throughput is expected to be slightly higher than 2007 record levels.

Natural gas and oil production
•
The Company expects a combined natural gas and oil production increase in 2008 in the range of 10 percent to 14 percent over 2007 levels. Meeting these targets will depend on the success of exploration activities and the timely receipt of regulatory approvals.

•
The Company is involved in exploratory drilling in the Bakken area in North Dakota and in the Paradox Basin in Utah. Net acreage in the Bakken includes over 65,000 acres with plans to participate in 50 to 60 wells in 2008, roughly half of which will be operated. If the Three Forks/Sanish formation proves to be a separate reservoir from the middle Bakken, the Company expects the Three Forks/Sanish will provide additional opportunities to grow reserves and production within our existing leasehold position. In the Paradox Basin, the Company has net acreage of approximately 90,000 acres with plans to drill approximately 5 wells in 2008.

•	Currently, this segment's net combined natural gas and oil production is approximately 225,000 Mcf equivalent to 240,000 Mcf equivalent per day.

•
The Company’s combined proved natural gas and oil reserves as of December 31, 2007, were 707 Bcf equivalent. In January, 97 Bcf equivalent of proved reserves were added with the East Texas property acquisition. The Company is pursuing continued reserve growth through further exploitation of its existing properties, exploratory drilling and property acquisitions.

•	Earnings guidance reflects estimated natural gas prices for August through December as follows:

Index*	Price Per Mcf
Ventura	$7.75 to $8.25
NYMEX	$8.50 to $9.00
CIG	$6.00 to $6.50
* Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system.

      During 2007, more than three-fourths of natural gas production was priced at non-NYMEX prices, the majority of which was at Ventura pricing.

•	Earnings guidance reflects estimated NYMEX crude oil prices for August through December in the range of $110 to $115 per barrel.

•
For the last six months of 2008, the Company has hedged approximately 45 percent to 50 percent of its estimated natural gas production and less than 5 percent of its estimated oil production. Of its estimated 2009 natural gas production, the Company has hedged approximately 30 percent to 35 percent and less than 5 percent for 2010 and 2011. The hedges that are in place as of August 1, 2008, are summarized in the following chart:

Commodity	Type	Index*	Period Outstanding	Forward Notional Volume (MMBtu/Bbl)	Price (Per MMBtu/Bbl)
Natural Gas	Collar	Ventura	7/08 - 10/08	615,000	$7.00-$8.05
Natural Gas	Collar	Ventura	7/08 - 10/08	615,000	$7.00-$8.06
Natural Gas	Swap	Ventura	7/08 - 10/08	615,000	$7.45
Natural Gas	Collar	Ventura	7/08 - 10/08	615,000	$7.50-$8.70
Natural Gas	Swap	Ventura	7/08 - 10/08	615,000	$8.005
Natural Gas	Collar	Ventura	7/08 - 10/08	430,500	$7.25-$8.02
Natural Gas	Collar	CIG	7/08 - 10/08	430,500	$5.75-$7.40
Natural Gas	Collar	Ventura	7/08 - 12/08	920,000	$7.00-$8.45
Natural Gas	Collar	Ventura	7/08 - 12/08	920,000	$7.50-$8.34
Natural Gas	Swap	Ventura	7/08 - 12/08	1,656,000	$8.55
Natural Gas	Collar	NYMEX	7/08 - 12/08	920,000	$7.50-$10.15
Natural Gas	Swap	HSC	7/08 - 12/08	1,251,200	$7.91
Natural Gas	Collar	CIG	7/08 - 12/08	920,000	$6.75-$7.04
Natural Gas	Swap	CIG	7/08 - 12/08	920,000	$6.35
Natural Gas	Swap	CIG	7/08 - 12/08	920,000	$6.41
Natural Gas	Swap	Ventura	7/08 - 12/08	2,576,000	$9.10
Natural Gas	Collar	NYMEX	7/08 - 12/08	920,000	$9.00-$10.50
Natural Gas	Swap	Ventura	11/08 - 12/08	427,000	$9.25
Natural Gas	Swap	Ventura	11/08 - 12/08	610,000	$8.85
Natural Gas	Swap	Ventura	11/08 - 12/08	915,000	$12.465
Natural Gas	Swap	CIG	1/09 - 3/09	225,000	$8.45
Natural Gas	Swap	HSC	1/09 - 12/09	2,482,000	$8.16
Natural Gas	Collar	Ventura	1/09 - 12/09	1,460,000	$7.90-$8.54
Natural Gas	Collar	Ventura	1/09 - 12/09	4,380,000	$8.25-$8.92
Natural Gas	Swap	Ventura	1/09 - 12/09	3,650,000	$9.02
Natural Gas	Collar	CIG	1/09 - 12/09	3,650,000	$6.50-$7.20
Natural Gas	Swap	CIG	1/09 - 12/09	912,500	$7.27
Natural Gas	Collar	NYMEX	1/09 - 12/09	1,825,000	$8.75-$10.15
Natural Gas	Swap	Ventura	1/09 - 12/09	3,650,000	$9.20
Natural Gas	Collar	NYMEX	1/09 - 12/09	3,650,000	$11.00-$12.78
Natural Gas	Basis	NYMEX to Ventura	1/09 - 12/09	3,650,000	$0.61
Natural Gas	Swap	HSC	1/10 - 12/10	1,606,000	$8.08
Natural Gas	Swap	HSC	1/11 - 12/11	1,350,500	$8.00
Crude Oil	Collar	NYMEX	7/08 - 12/08	36,800	$67.50-$78.70

*
Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system; HSC is the Houston Ship Channel hub in southeast Texas which connects to several pipelines.

Construction materials and contracting
•	The economic slowdown has adversely impacted operations. It is expected that 2008 earnings will be significantly lower than 2007.

•
The Company continues its strong emphasis on industrial, energy and public works projects and cost containment. It is also pursuing expansion of its liquid asphalt materials business to cost effectively meet the liquid asphalt and diesel requirements of the Company, as well as third party customers.

•
Work backlog as of June 30, 2008, was approximately $634 million, compared to $662 million at June 30, 2007. Margins on the backlog have declined as a result of a shift to more public sector work and increased competition.

•	A key long-term strategy for the Company is its 1.2 billion tons of strategically located aggregate reserves.

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

Cash flows provided by operating activities in the first six months of 2008 increased $100.2 million from the comparable 2007 period, the result of:

•
Higher income from continuing operations of $63.1 million, largely reflecting increases at the natural gas and oil production and natural gas distribution businesses, partially offset by the loss at the construction materials and contracting business

•
The absence in 2008 of cash used in 2007 by discontinued operations of $41.9 million, primarily the result of quarterly income tax payments due to the estimated gain on the sale of the domestic independent power production assets

•	Higher depreciation, depletion and amortization expense of $37.1 million, largely at the natural gas and oil production business

Partially offsetting the increase in cash flows from operating activities was increased cash used for working capital requirements.

Investing activities Cash flows used in investing activities in the first six months of 2008 increased $334.2 million from the comparable period in 2007, primarily the result of increased cash used for acquisitions of $270.9 million and higher ongoing capital expenditures of $143.3 million, both primarily at the natural gas and oil production business.

Partially offsetting this increase was an increase in cash flows provided by investments of $63.1 million, primarily due to the sale of auction rate securities, partially offset by the proceeds received from the sale of equity method investments in 2007.

Financing activities Cash flows provided by financing activities in the first six months of 2008 increased $215.1 million from the comparable period in 2007, primarily the result of an increase in the issuance of long-term debt of $193.1 million and an increase in the issuance of short-term borrowings of $80.0 million. Partially offsetting this increase was an increase in the repayment of long-term debt of $40.6 million and a decrease in the issuance of common stock of $10.8 million.

Defined benefit pension plans
There were no material changes to the Company’s qualified noncontributory defined benefit pension plans from those reported in the 2007 Annual Report. For further information, see Note 17 and Part II, Item 7 in the 2007 Annual Report.

Capital expenditures
Net capital expenditures for the first six months of 2008 were $640.6 million and are estimated to be approximately $1.4 billion for 2008. Estimated capital expenditures include:

•	Completed acquisitions
•	Anticipated acquisition of Intermountain
•	System upgrades
•	Routine replacements
•	Service extensions
•	Routine equipment maintenance and replacements
•	Buildings, land and building improvements
•	Pipeline and gathering projects
•	Further enhancement of natural gas and oil production and reserve growth
•	Power generation opportunities, including certain costs for additional electric generating capacity
•	Other growth opportunities

Approximately 45 percent of estimated 2008 net capital expenditures referred to previously are associated with completed acquisitions and the anticipated acquisition of Intermountain. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2008 capital expenditures referred to previously. It is anticipated that all of the funds required for capital expenditures will be met from various sources, including internally generated funds; the Company's credit facilities, as described below; and through the issuance of long-term debt and the Company’s equity securities.

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at June 30, 2008.

MDU Resources Group, Inc. The Company has a revolving credit agreement with various banks totaling $125 million (with provision for an increase, at the option of the Company on stated conditions, up to a maximum of $150 million). There were no amounts outstanding under the credit agreement at June 30, 2008. The credit agreement supports the Company’s $100 million commercial paper program. Under the Company’s commercial paper program, $64.3 million was outstanding at June 30, 2008. The commercial paper borrowings are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings (supported by the credit agreement, which expires on June 21, 2011).

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

In order to borrow under the Company’s credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of the Company’s credit agreement, see Part II, Item 8 – Note 10, in the 2007 Annual Report. The Company was in compliance with these covenants and met the required conditions at June 30, 2008. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Mortgage and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Mortgage, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of June 30, 2008, the Company could have issued approximately $570 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 7.3 times and 6.4 times for the 12 months ended June 30, 2008 and December 31, 2007, respectively. Common stockholders' equity as a percent of total capitalization was 61 percent and 66 percent at June 30, 2008 and December 31, 2007, respectively.

The Company has repurchased, and may from time to time seek to repurchase, outstanding first mortgage bonds through open market purchases or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its liquidity and prospects for future access to capital. As of June 30, 2008, the Company had $50.5 million of first mortgage bonds outstanding, $30.0 million of which were held by the Indenture trustee for the benefit of the senior note holders. The aggregate principal amount of the Company’s outstanding first mortgage bonds, other than those held by the Indenture trustee, is $20.5 million and satisfies the lien release requirements under the Indenture. As a result, the Company may at any time, subject to satisfying certain specified conditions, require that any debt issued under its Indenture become unsecured and rank equally with all of the Company’s other unsecured and unsubordinated debt (as of June 30, 2008, the only such debt outstanding under the Indenture was $30.0 million in aggregate principal amount of the Company’s 5.98% Senior Notes due in 2033).

The Company has entered into a Sales Agency Financing Agreement, as amended June 25, 2007, with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 3,000,000 shares of the Company’s common stock, par value $1.00 per share, together with preference share purchase rights appurtenant thereto. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement, which terminates on December 1, 2008. Proceeds from the sale of shares of common stock under the agreement are expected to be used for corporate development purposes and other general corporate purposes. The Company has not issued any stock under the Sales Agency Financing Agreement through June 30, 2008.

On May 28, 2008, the Company filed a registration statement with the SEC, pursuant to Rule 415 under the Securities Act, relating to the possible issuance from time to time of common stock or debt securities of the Company. The amount of securities issuable by the Company is established from time to time by its board of directors. At June 30, 2008, the Company's board of directors had authorized the issuance of up to an aggregate offering price of $1.0 billion of registered securities. The Company may sell all or a portion of such securities if warranted by market conditions and the Company's capital requirements. Any offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder.

MDU Energy Capital, LLC MDU Energy Capital has a master shelf agreement that allows for borrowings up to $125 million. Under the terms of the master shelf agreement, $85.0 million was outstanding at June 30, 2008. MDU Energy Capital may incur additional indebtedness under the master shelf agreement until the earlier of August 14, 2010, or such time as the agreement is terminated by either of the parties thereto.

In order to borrow under its master shelf agreement, MDU Energy Capital must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of the MDU Energy Capital master shelf agreement, see Part II, Item 8 – Note 10, in the 2007 Annual Report. MDU Energy Capital was in compliance with these covenants and met the required conditions at June 30, 2008.

Cascade Natural Gas Corporation Cascade has a revolving credit agreement with various banks totaling $50 million with certain provisions allowing for increased borrowings, up to a maximum of $75 million. The $50 million credit agreement expires on December 28, 2012, with provisions allowing for an extension of up to two years upon consent of the banks. Cascade also has a $20 million uncommitted line of credit which may be terminated by the bank or Cascade at any time. There were no amounts outstanding under the Cascade credit agreements at June 30, 2008. As of June 30, 2008, there were outstanding letters of credit, as discussed in Note 19, of which $1.9 million reduced amounts available under the $50 million credit agreement.

In order to borrow under Cascade's $50 million credit agreement, Cascade must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of Cascade's $50 million credit agreement, see Part II, Item 8 – Note 9, in the 2007 Annual Report. Cascade was in compliance with these covenants and met the required conditions at June 30, 2008.

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

Centennial Energy Holdings, Inc. Centennial has a revolving credit agreement and an uncommitted line of credit with various banks and institutions totaling $425 million with certain provisions allowing for increased borrowings. These credit agreements support Centennial’s $400 million commercial paper program. There were no outstanding borrowings under the Centennial credit agreements at June 30, 2008. Under the Centennial commercial paper program, $276.5 million was outstanding at June 30, 2008. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings (supported by Centennial credit agreements). The revolving credit agreement is for $400 million, which includes a provision for an increase, at the option of Centennial on stated conditions, up to a maximum of $450 million and expires on December 13, 2012. The uncommitted line of credit for $25 million may be terminated by the bank at any time. As of June 30, 2008, Centennial had letters of credit outstanding, as discussed in Note 19, of which $24.3 million reduced amounts available under these agreements.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $550 million. Under the terms of the master shelf agreement, $517.5 million was outstanding at June 30, 2008. The ability to request additional borrowings under this master shelf agreement expires on May 8, 2009. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

In order to borrow under Centennial’s credit agreements and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. For more information on the covenants and certain other conditions for the $400 million credit agreement and the master shelf agreement, see Part II,

Item 8 – Note 10, in the 2007 Annual Report. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at June 30, 2008. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

On June 27, 2008, Centennial entered into an $80 million term loan agreement which matures on December 26, 2008. At June 30, 2008, $80.0 million was outstanding under the term loan agreement. The term loan agreement contains customary covenants and default provisions, including a covenant not to permit, as of the end of any fiscal quarter, Centennial’s ratio of total debt to total capitalization to exceed 65 percent. The covenants also include certain limitations on subsidiary indebtedness and restrictions on the sale of certain assets and on the making of certain loans and investments. Centennial was in compliance with these covenants and met the required conditions at June 30, 2008.

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

Williston Basin Interstate Pipeline Company Williston Basin has an uncommitted long-term master shelf agreement that allows for borrowings of up to $100 million. Under the terms of the master shelf agreement, $80.0 million was outstanding at June 30, 2008. The ability to request additional borrowings under this master shelf agreement expires on December 20, 2008.

In order to borrow under its uncommitted long-term master shelf agreement, Williston Basin must be in compliance with the applicable covenants and certain other conditions. For more information on the covenants and certain other conditions for the uncommitted long-term master shelf agreement, see Part II, Item 8 – Note 10, in the 2007 Annual Report. Williston Basin was in compliance with these covenants and met the required conditions at June 30, 2008. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

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

Contractual obligations and commercial commitments
There are no material changes in the Company’s contractual obligations relating to estimated interest payments, operating leases and uncertain tax positions from those reported in the 2007 Annual Report.

There are no material changes to the Company’s contractual obligations relating to purchase commitments, except for the anticipated acquisition of Intermountain. For more information, see Note 20.

The Company’s contractual obligations relating to long-term debt at June 30, 2008, increased $253.8 million or 19 percent from December 31, 2007. At June 30, 2008, the Company’s contractual obligations related to long-term debt aggregated $1,562.3 million. The scheduled amounts of redemption (for the twelve months ended June 30, of each year listed) aggregate $87.4 million in 2009; $22.6 million in 2010; $131.6 million in 2011; $61.4 million in 2012; $550.3 million in 2013; and $709.0 million thereafter.

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

The following table summarizes hedge agreements entered into by Fidelity and Cascade as of June 30, 2008. These agreements call for Fidelity to receive fixed prices and pay variable prices, and for Cascade to receive variable prices and pay fixed prices.

(Forward notional volume and fair value in thousands)

	Weighted	Forward
	Average	Notional
	Fixed Price	Volume
Fidelity	(Per MMBtu)	(MMBtu)	Fair Value
Natural gas swap agreements maturing in 2008	$8.52	10,505	$(38,377)
Natural gas swap agreements maturing in 2009	$8.73	10,920	$(32,224)
Natural gas swap agreements maturing in 2010	$8.08	1,606	$(4,273)
Natural gas swap agreements maturing in 2011	$8.00	1,351	$(3,007)
Natural gas basis swap agreement maturing in 2009	$0.61	3,650	$(484)

Cascade
Natural gas swap agreements maturing in 2008	$8.08	9,217	$36,600
Natural gas swap agreements maturing in 2009	$8.17	14,945	$40,068
Natural gas swap agreements maturing in 2010	$8.03	7,107	$12,138

	Weighted
	Average	Forward
	Floor/Ceiling	Notional
	Price (Per	Volume
Fidelity	MMBtu/Bbl)	(MMBtu/Bbl)	Fair Value
Natural gas collar agreements maturing in 2008	$7.33/$8.60	7,306	$(25,413)
Natural gas collar agreements maturing in 2009	$8.52/$9.56	14,965	$(32,232)
Oil collar agreement maturing in 2008	$67.50/$78.70	37	$(2,275)

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2007 Annual Report. For more information on interest rate risk, see Part II, Item 7A in the 2007 Annual Report.

At June 30, 2008 and 2007, and December 31, 2007, the Company had no outstanding interest rate hedges.

Foreign currency risk
MDU Brasil’s equity method investments in the Brazilian Transmission Lines are exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For further information on foreign currency risk, see Part II, Item 8 – Note 4 in the 2007 Annual Report.

At June 30, 2008 and 2007, and December 31, 2007, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes in the Company’s risk factors from those reported in Part I, Item 1A – Risk Factors in the 2007 Annual Report other than the risk associated with the regulatory approval, permitting, construction, startup and operation of power generation facilities; the risk related to environmental laws and regulations; the risk related to a pending utility company acquisition; and the risk related to litigation with a nonaffiliated natural gas producer; as discussed below. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks
The regulatory approval, permitting, construction, startup and operation of power generation facilities may involve unanticipated changes or delays that could negatively impact the Company's business and its results of operations and cash flows.

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

Other Risks
The Company’s pending acquisition of Intermountain may be delayed or may not occur if certain conditions are not satisfied. Upon completion of the acquisition, if the Company is unable to integrate the Intermountain operations effectively, its future financial position or results of operations may be adversely affected.

The Company has entered into an agreement to acquire Intermountain. The total value of the transaction, including outstanding indebtedness, is approximately $328 million. The completion of the acquisition is subject to the approval of various regulatory authorities and the satisfaction of other customary closing conditions. The Company’s pending acquisition of Intermountain may be delayed or may not occur if the Company is unable to timely obtain necessary regulatory approvals, satisfy closing conditions or obtain financing. If the Company is unable to integrate the Intermountain operations effectively, its future financial position or results of operations may be adversely affected.

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

Based on relevant information, including reservoir and well pressure data, Williston Basin believes that EBSR pressures have decreased and that the storage reservoir has lost gas and continues to lose gas as a result of the drilling and production activities of Anadarko and its wholly owned subsidiary, Howell. Williston Basin filed suit in Montana Federal District Court seeking to recover unspecified damages from Anadarko and Howell, and to enjoin Anadarko and Howell's present and future production operations in and near the EBSR. This suit was dismissed by the Montana Federal District Court. The dismissal was affirmed by the Ninth Circuit. In related litigation, Howell filed suit in Wyoming State District Court against Williston Basin asserting that it is entitled to produce any gas that might escape from Williston Basin's storage reservoir. Williston Basin has answered Howell's complaint and has asserted counterclaims. If Williston Basin is unable to obtain timely relief through the courts or regulatory process, its present and future gas storage operations, including its ability to meet its contractual storage and transportation obligations to customers, could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between April 1, 2008 and June 30, 2008, the Company issued 133,640 shares of common stock, $1.00 par value, and the preference share purchase rights appurtenant thereto, as part of the consideration paid by the Company in the acquisition of businesses acquired by the Company in a prior period. The common stock and preference share purchase rights issued by the Company in these transactions were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

The following table includes information with respect to the Company’s purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2008	36,625	$28.51
May 1 through May 31, 2008
June 1 through June 30, 2008
Total	36,625

(1) Represents 175 shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to a compensation plan and 36,450 shares of common stock purchased on the open market in connection with annual stock grants made to the Company’s non-employee directors.

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

MDU RESOURCES GROUP, INC.

DATE: August 7, 2008	BY:	/s/ Vernon A. Raile
Vernon A. Raile
Executive Vice President, Treasurer
and Chief Financial Officer

	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

2	Stock Purchase Agreement by and between Intermountain Industries, Inc. and MDU Resources Group, Inc., dated as of July 1, 2008

+10(a)	Deferred Compensation Plan for Directors, as amended May 15, 2008

+10(b)	Directors' Compensation Policy, as amended May 15, 2008

+10(c)	Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 15, 2008

+10(d)	Non-Employee Director Stock Compensation Plan, as amended May 15, 2008

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.