Form 10-K
period 2008-12-31
MDU RESOURCES GROUP INC
filed 2009-02-13
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
(Zip Code)

(701) 530-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange

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

State the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2008: $6,385,212,601.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 5, 2009: 183,678,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 2009 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

CONTENTS
PART I

Forward-Looking Statements	9

Items 1 and 2 Business and Properties
General	9
Electric	11
Natural Gas Distribution	15
Construction Services	17
Pipeline and Energy Services	18
Natural Gas and Oil Production	20
Construction Materials and Contracting	23

Item 1A Risk Factors	27

Item 1B Unresolved Comments	33

Item 3 Legal Proceedings	33

Item 4 Submission of Matters to a Vote of Security Holders	33

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34

Item 6 Selected Financial Data	35

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 7A Quantitative and Qualitative Disclosures About Market Risk	65

Item 8 Financial Statements and Supplementary Data	69

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	132

Item 9A Controls and Procedures	132

Item 9B Other Information	132

PART III

Item 10 Directors, Executive Officers and Corporate Governance	133

Item 11 Executive Compensation	133

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134

Item 13 Certain Relationships and Related Transactions, and Director Independence	136

Item 14 Principal Accountant Fees and Services	136

PART IV

Item 15 Exhibits and Financial Statement Schedules	137

Signatures	142

Exhibits

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym

AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
Alusa	Tecnica de Engenharia Electrica - Alusa
Anadarko	Anadarko Petroleum Corporation
Army Corps	U.S. Army Corps of Engineers
Badger Hills Project	Tongue River-Badger Hills Project
Bbl	Barrel of oil or other liquid hydrocarbons
Bcf	Billion cubic feet
BER	Montana Board of Environmental Review
Big Stone Station	450-MW coal-fired electric generating facility located near Big Stone City, South Dakota (22.7 percent ownership)
Big Stone Station II	Proposed coal-fired electric generating facility located near Big Stone City, South Dakota (the Company anticipates ownership of at least 116 MW)
Bitter Creek	Bitter Creek Pipelines, LLC, an indirect wholly owned subsidiary of WBI Holdings
Black Hills Power	Black Hills Power and Light Company
BLM	Bureau of Land Management
Brascan	Brascan Brasil Ltda.
Brazilian Transmission Lines	Company's equity method investment in companies owning ECTE, ENTE and ERTE
Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CBNG	Coalbed natural gas
CELESC	Centrais Elétricas de Santa Catarina S.A.
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
CEMIG	Companhia Energética de Minas Gerais
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial International	Centennial Energy Resources International, Inc., a direct wholly owned subsidiary of Centennial Resources
Centennial Power	Centennial Power, Inc., a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act

Colorado Federal District Court	U.S. District Court for the District of Colorado
Company	MDU Resources Group, Inc.
D.C. Appeals Court	U.S. Court of Appeals for the District of Columbia Circuit
dk	Decatherm
DRC	Dakota Resource Council
EBSR	Elk Basin Storage Reservoir, one of Williston Basin's natural gas storage reservoirs, which is located in Montana and Wyoming
ECTE	Empresa Catarinense de Transmissão de Energia S.A.
EIS	Environmental Impact Statement
EITF	Emerging Issues Task Force
EITF No. 00-21	Revenue Arrangements with Multiple Deliverables
EITF No. 91-6	Revenue Recognition of Long-Term Power Sales Contracts
ENTE	Empresa Norte de Transmissão de Energia S.A.
EPA	U.S. Environmental Protection Agency
ERTE	Empresa Regional de Transmissão de Energia S.A.
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FIN	FASB Interpretation No.
FIN 48	Accounting for Uncertainty in Income Taxes
FSP	FASB Staff Position
FSP FAS No. 132(R)-1	Employers' Disclosures about Postretirement Benefit Plan Assets
FSP FAS No. 157-2	Effective Date of FASB Statement No. 157
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Hartwell	Hartwell Energy Limited Partnership, a former equity method investment of the Company (sold in the third quarter of 2007)
Howell	Howell Petroleum Corporation, a wholly owned subsidiary of Anadarko
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Indenture	Indenture dated as of December 15, 2003, as supplemented, from the Company to The Bank of New York as Trustee
Innovatum	Innovatum, Inc., a former indirect wholly owned subsidiary of WBI Holdings (the stock and Innovatum's assets have been sold)
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital (acquired October 1, 2008)
IPUC	Idaho Public Utilities Commission
Item 8	Financial Statements and Supplementary Data
Kennecott	Kennecott Coal Sales Company
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial

K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MAPP	Mid-Continent Area Power Pool
MBbls	Thousands of barrels of oil or other liquid hydrocarbons
MBI	Morse Bros., Inc., an indirect wholly owned subsidiary of Knife River
Mcf	Thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Mdk	Thousand decatherms
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial International
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPA	Montana Environmental Policy Act
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Million Btu
MMcf	Million cubic feet
MMcfe	Million cubic feet equivalent
MMdk	Million decatherms
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana BOGC	Montana Board of Oil and Gas Conservation
Montana DEQ	Montana State Department of Environmental Quality
Montana Federal District Court	U.S. District Court for the District of Montana
Montana State District Court	Montana Twenty-Second Judicial District Court, Big Horn County
Mortgage	Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and Douglas J. MacInnes, successor trustees
MPX	MPX Termoceara Ltda. (49 percent ownership, sold in June 2005)
MTPSC	Montana Public Service Commission
MW	Megawatt
ND Health Department	North Dakota Department of Health
NDPSC	North Dakota Public Service Commission
NEPA	National Environmental Policy Act
NHPA	National Historic Preservation Act
Ninth Circuit	U.S. Ninth Circuit Court of Appeals
North Dakota District Court	North Dakota South Central Judicial District Court for Burleigh County
NPRC	Northern Plains Resource Council
NSPS	New Source Performance Standards
OPUC	Oregon Public Utilities Commission

Order on Rehearing	Order on Rehearing and Compliance and Remanding Certain Issues for Hearing
Oregon DEQ	Oregon State Department of Environmental Quality
PCBs	Polychlorinated biphenyls
PPA	Power purchase and sale agreement
PRP	Potentially Responsible Party
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
Proxy Statement	Company's 2009 Proxy Statement
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Act Industry Guide 7	Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations
SEIS	Supplemental Environmental Impact Statement
SFAS	Statement of Financial Accounting Standards
SFAS No. 69	Disclosures about Oil and Gas Producing Activities
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 115	Accounting for Certain Investments in Debt and Equity Securities
SFAS No. 123 (revised)	Share-Based Payment (revised 2004)
SFAS No. 141 (revised)	Business Combinations (revised 2007)
SFAS No. 142	Goodwill and Other Intangible Assets
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 157	Fair Value Measurements
SFAS No. 158	Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
SFAS No. 159	The Fair Value Option for Financial Assets and Financial Liabilities
SFAS No. 160	Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Consolidated Financial Statements)
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133
Sheridan System	A separate electric system owned by Montana-Dakota
SMCRA	Surface Mining Control and Reclamation Act
South Dakota Federal District Court	U.S. District Court for the District of South Dakota
South Dakota SIP	South Dakota State Implementation Plan
Stock Purchase Plan	Company's Dividend Reinvestment and Direct Stock Purchase Plan
TRWUA	Tongue River Water Users' Association
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada

WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
Westmoreland	Westmoreland Coal Company
Williston Basin	Williston Basin Interstate Pipeline Company, an indirect wholly owned subsidiary of WBI Holdings
WUTC	Washington Utilities and Transportation Commission
Wyoming DEQ	Wyoming State Department of Environmental Quality
WYPSC	Wyoming Public Service Commission

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

Montana-Dakota, through the electric and natural gas distribution segments, generates, transmits and distributes electricity and distributes natural gas in Montana, North Dakota, South Dakota and Wyoming. Cascade distributes natural gas in Washington and Oregon. Intermountain distributes natural gas in Idaho. Great Plains distributes natural gas in western Minnesota and southeastern North Dakota. These operations also supply related value-added products and services.

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

As of December 31, 2008, the Company had 10,074 employees with 156 employed at MDU Resources Group, Inc., 896 at Montana-Dakota, 35 at Great Plains, 377 at Cascade, 339 at Intermountain, 609 at WBI Holdings, 3,059 at Knife River, 4,600 at MDU Construction Services and three at Centennial Resources. The number of employees at certain Company operations fluctuates during the year depending upon the number and size of construction projects. The Company considers its relations with employees to be satisfactory.

At Montana-Dakota and Williston Basin, 421 and 80 employees, respectively, are represented by the IBEW. Labor contracts with such employees are in effect through May 30, 2011, and March 31, 2011, for Montana-Dakota and Williston Basin, respectively.

At Cascade, 212 employees are represented by the ICWU. The labor contract with the field operations group, consisting of 177 employees extends to April 1, 2009, and remains in force thereafter from year to year unless terminated by either party. Cascade has received notice from the ICWU of their desire to meet and bargain a new agreement. Cascade is in the process of negotiating an agreement with the bargaining unit consisting of 35 customer service representatives and credit and collections clerks.

At Intermountain, 114 employees are represented by the UA. Labor contracts with such employees are in effect through September 30, 2010.

Knife River has 43 labor contracts that represent approximately 400 of its construction materials employees. Knife River is in negotiations on two of its labor contracts.

MDU Construction Services has 126 labor contracts representing the majority of its employees. The majority of the labor contracts contain provisions that prohibit work stoppages or strikes and provide for binding arbitration dispute resolution in the event of an extended disagreement.

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

ELECTRIC
General Montana-Dakota provides electric service at retail, serving over 121,000 residential, commercial, industrial and municipal customers in 178 communities and adjacent rural areas as of December 31, 2008. The principal properties owned by Montana-Dakota for use in its electric operations include interests in eight electric generating facilities, as further described under System Supply, System Demand and Competition, and approximately 3,000 and 4,500 miles of transmission and distribution lines, respectively. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. As of December 31, 2008, Montana-Dakota's net electric plant investment approximated $438.3 million.

Substantially all of Montana-Dakota's electric properties are subject to the lien of the Mortgage and to the junior lien of the Indenture.

The percentage of Montana-Dakota's 2008 retail electric utility operating revenues by jurisdiction is as follows: North Dakota – 60 percent; Montana – 23 percent; Wyoming – 10 percent; and South Dakota – 7 percent. Retail electric rates, service, accounting and certain security issuances are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC. The interstate transmission and wholesale electric power operations of Montana-Dakota also are subject to regulation by the FERC under provisions of the Federal Power Act, as are interconnections with other utilities and power generators, the issuance of securities, accounting and other matters. Montana-Dakota participates in the Midwest ISO wholesale energy and ancillary services market.

The Midwest ISO is a regional transmission organization responsible for operational control of the transmission systems of its members. The Midwest ISO provides security center operations, tariff administration and operates day-ahead and real-time energy markets and an ancillary services market. As a member of Midwest ISO, Montana-Dakota's generation is sold into the Midwest ISO energy market and its energy needs are purchased from that market.

System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of western North Dakota, including Bismarck, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The interconnected system consists of eight electric generating facilities, which have an aggregate nameplate rating attributable to Montana-Dakota's interest of 455,555 kW and a total summer net capability of 484,450 kW. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone

Station and the Coyote Station, aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. Three combustion turbine peaking stations and a wind-powered electric generating facility supply the balance of Montana-Dakota's interconnected system electric generating capability.

In September 2005, Montana-Dakota entered into a contract for seasonal capacity from a neighboring utility, starting at 85 MW in 2007, increasing to 105 MW in 2011, with an option for capacity in 2012. In April 2007, Montana-Dakota entered into a contract for seasonal capacity of 10 MW in May through October of each year continuing through 2010. Energy also will be purchased as needed from the Midwest ISO market. In 2008, Montana-Dakota purchased approximately 10 percent of its net kWh needs for its interconnected system through the Midwest ISO market.

The following table sets forth details applicable to the Company's electric generating stations:

				2008 Net
		Nameplate	Summer	Generation
		Rating	Capability	(kWh in
Generating Station	Type	(kW)	(kW)	thousands)
North Dakota:
Coyote*	Steam	103,647	106,750	744,999
Heskett	Steam	86,000	103,260	566,695
Williston	Combustion Turbine	7,800	9,600	(80)	**
South Dakota:
Big Stone*	Steam	94,111	107,500	826,737
Montana:
Lewis & Clark	Steam	44,000	52,300	331,504
Glendive	Combustion Turbine	77,347	76,800	3,218
Miles City	Combustion Turbine	23,150	23,400	369
Diamond Willow	Wind	19,500	4,840	64,997
		455,555	484,450	2,538,439
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

A coal supply agreement, entered into in August 2007 with Kennecott, meets the majority of the Big Stone Station’s fuel requirements for the years 2009 and 2010 at contracted pricing. The Kennecott agreement provides for the purchase of 1.8 million and 1.0 million tons of coal in 2009 and 2010, respectively.

The average cost of coal purchased, including freight, at Montana-Dakota's electric generating stations (including the Big Stone and Coyote stations) was as follows:

Years Ended December 31,	2008	2007	2006
Average cost of coal per MMBtu	$1.49	$1.29	$1.26
Average cost of coal per ton	$21.45	$18.71	$18.48

The maximum electric peak demand experienced to date attributable to sales to retail customers on the interconnected system was 525,643 kW in July 2007. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the peak demand growth rate through 2014 will approximate one percent annually.

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

Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 60,600 kW in July 2007. In December 2004, Montana-Dakota entered into a power supply contract with Black Hills Power to purchase up to 74,000 kW of capacity annually from January 1, 2007 to December 31, 2016.

Montana-Dakota is subject to competition in varying degrees, in certain areas, from rural electric cooperatives, on-site generators, co-generators and municipally owned systems. In addition, competition in varying degrees exists between electricity and alternative forms of energy such as natural gas.

Regulatory Matters and Revenues Subject to Refund Fuel adjustment clauses contained in North Dakota and South Dakota jurisdictional electric rate schedules allow Montana-Dakota to reflect monthly increases or decreases in fuel and purchased power costs (excluding demand charges). In North Dakota, the Company is deferring electric fuel and purchased power costs (excluding demand charges) that are greater or less than amounts presently being recovered through its existing rate schedules. In Montana, a monthly Fuel and Purchased Power Tracking Adjustment mechanism allows Montana-Dakota to reflect 90 percent of the increases or decreases in fuel and purchased power costs (including demand charges) and Montana-Dakota is deferring 90 percent of costs that are greater or less than amounts presently being recovered through its existing rate schedules. In Wyoming, an annual Electric Power Supply Cost Adjustment mechanism allows Montana-Dakota to reflect increases or decreases in fuel and purchased power costs (including demand charges) related to power supply and Montana-Dakota is deferring costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments within a period ranging from 14 to 25 months from the time such costs are paid. For additional information, see Item 8 – Note 6.

In August 2008, Montana-Dakota received an order from the NDPSC, approving its request for an advance determination of prudence of Montana-Dakota's ownership interest in Big Stone Station II. For additional information, see Item 8 – Note 19.

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

Montana-Dakota's electric generating facilities have Title V Operating Permits, under the Clean Air Act, issued by the states in which it operates. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. Renewal is pending for the Big Stone Station Title V Operating Permit. The Coyote Station Title V Operating Permit was renewed in August 2008. An application for renewal was submitted for the Lewis & Clark Station Title V Operating Permit that expires in April 2009. Also, a Montana Air Quality Permit application was submitted as required for the Lewis & Clark Station to obtain a mercury permit emissions limit and approval of its proposed mercury emissions control strategy.

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

On June 10, 2008, the Sierra Club filed a complaint in the South Dakota Federal District Court against Montana-Dakota and the two other co-owners of the Big Stone Station. For more information regarding this complaint, see Item 8 – Note 20.

Montana-Dakota incurred $2.5 million of environmental expenditures in 2008. Expenditures are estimated to be $5.8 million, $6.0 million and $14.3 million in 2009, 2010 and 2011, respectively, to maintain environmental compliance as new emission controls are required. These estimates could be affected by potential new GHG emission legislation or regulations. Projects will include sulfur-dioxide and mercury control equipment installation at electric generating facilities. For matters involving Montana-Dakota and the ND Health Department, see Item 8 – Note 20.

NATURAL GAS DISTRIBUTION
General The Company's natural gas distribution operations consist of Montana-Dakota, Great Plains, Cascade and Intermountain which sell natural gas at retail, serving over 822,000 residential, commercial and industrial customers in 333 communities and adjacent rural areas across eight states as of December 31, 2008, and provide natural gas transportation services to certain customers on their systems. These services for the four public utility operations are provided through distribution systems aggregating approximately 17,000 miles. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to protect their service areas and seek renewal of all expiring franchises. As of December 31, 2008, the natural gas distribution operations' net natural gas distribution plant investment approximated $757.7 million.

Substantially all of Montana-Dakota's natural gas distribution properties are subject to the lien of the Mortgage and to the junior lien of the Indenture.

The percentage of the natural gas distribution operations’ 2008 natural gas utility operating sales revenues by jurisdiction is as follows: Washington – 36 percent; North Dakota – 15 percent; Idaho – 13 percent; Oregon – 11 percent; Montana – 10 percent; South Dakota – 8 percent; Minnesota – 5 percent; and Wyoming – 2 percent. The above percentages reflect operating sales revenues of Intermountain since October 1, 2008, the date of acquisition. The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain security issuances.

System Supply, System Demand and Competition The natural gas distribution operations serve retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of Idaho, including Boise, Nampa, Twin Falls, Pocatello and Idaho Falls; western Minnesota, including Fergus Falls, Marshall and Crookston; eastern Montana, including Billings, Glendive and Miles City; North Dakota, including Bismarck, Dickinson, Wahpeton, Williston, Minot and Jamestown; central and eastern Oregon, including Bend and Pendleton; western and north-central South Dakota, including Rapid City, Pierre, Spearfish and Mobridge; western, southeastern and south-central Washington, including Bellingham, Bremerton, Longview, Moses Lake, Mount Vernon, Tri-Cities, Walla Walla and Yakima; and northern Wyoming, including Sheridan. These markets are highly seasonal and sales volumes depend largely on the weather, the effects of which are mitigated in certain jurisdictions by a weather normalization mechanism discussed in Regulatory Matters.

Competition in varying degrees exists between natural gas and other fuels and forms of energy. The natural gas distribution operations have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial loads. Certain of these services include transportation under flexible rate schedules whereby interruptible customers can avail themselves of the advantages of open access transportation on regional transmission pipelines, including the systems of Williston Basin, Northern Natural Gas Company, Viking Gas Transmission Company, Northwest Pipeline GP and Gas Transmission Northwest Corporation. These services have enhanced the natural gas distribution operations' competitive posture with alternative fuels, although certain customers have bypassed the distribution systems by directly accessing transmission pipelines located within close proximity. These bypasses did not have a material effect on results of operations.

The natural gas distribution operations obtain their system requirements directly from producers, processors and marketers. Such natural gas is supplied by a portfolio of contracts specifying market-based pricing and is transported under transportation agreements by Williston Basin, South Dakota Intrastate Pipeline Company, Northern Border Pipeline Company, Viking Gas Transmission Company, Northern Natural Gas Company, Source Gas, TransCanada Alberta System, TransCanada Foothills System, Northwestern Energy, Northwest Pipeline GP, Gas Transmission Northwest Corporation and Spectra Energy Gas Transmission. Montana-Dakota also has contracted with Williston Basin, Great Plains with Northern Natural Gas Company, and both Cascade and Intermountain with Northwest Pipeline GP, to provide firm storage services that enable all four operations to meet winter peak requirements. Demand for natural gas, which is a widely traded commodity, has historically been sensitive to seasonal heating and industrial load requirements as well as changes in market price. The natural gas distribution operations believe that, based on regional supplies of natural gas and the pipeline transmission network currently available through their suppliers and pipeline service providers, supplies are adequate to meet their system natural gas requirements for the next five years.

Regulatory Matters The natural gas distribution operations' retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current tariffs allow for recovery or refunds of under or over recovered gas costs within a period ranging from 12 to 28 months.

Montana-Dakota's North Dakota and South Dakota natural gas tariffs contain a weather normalization mechanism applicable to firm customers that adjusts the distribution delivery charge revenues to reflect weather fluctuations during the November 1 through May 1 billing periods.

Cascade has received approval for decoupling its margins from weather and conservation in Oregon, and has also received approval of a decoupling mechanism in Washington which allows it to recover margin differences resulting from customer conservation. Cascade also has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the OPUC.

Environmental Matters The natural gas distribution operations are subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. The natural gas distribution operations believe they are in substantial compliance with those regulations.

Natural gas distribution operations are conditionally exempt small-quantity hazardous waste generators and subject only to minimum regulation under the RCRA. The natural gas distribution operations routinely handle PCBs from their natural gas operations in accordance with federal requirements. PCB storage areas are registered with the EPA as required.

The natural gas distribution operations did not incur any material environmental expenditures in 2008 and, except as to what may be ultimately determined with regard to the issues described below, do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations in relation to the natural gas distribution operations through 2011.

Montana-Dakota has had an economic interest in five historic manufactured gas plants within its service territory, none of which are currently being actively investigated, and for which any remediation expenses are not expected to be material. Cascade has had an economic interest in nine former manufactured gas plants within its service territory. Cascade has been involved with other PRPs in the investigation of a manufactured gas plant site in Oregon, with remediation of this site pending additional investigation. See Item 8 – Note 20 for a further discussion of this site and for two additional sites for which Cascade has received claim notice. To the extent these claims are not covered by insurance, Cascade will seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers.

CONSTRUCTION SERVICES
General MDU Construction Services specializes in constructing and maintaining electric and communication lines, gas pipelines, fire protection systems, and external lighting and traffic signalization equipment. This segment also provides utility excavation services and inside electrical wiring, cabling and mechanical services, sells and distributes electrical materials, and manufactures and distributes specialty equipment. These services are provided to utilities and large manufacturing, commercial, industrial, institutional and government customers.

In 2008, the Company acquired a construction service business in Nevada.  This acquisition was not material to the Company.

Construction and maintenance crews are active year round. However, activity in certain locations may be seasonal in nature due to the effects of weather.

MDU Construction Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2008, MDU Construction Services owned or leased facilities in 16 states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. At December 31, 2008, MDU Construction Services' net plant investment was approximately $50.3 million.

MDU Construction Services' backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts. The backlog at December 31, 2008, was approximately $604 million compared to $827 million at December 31, 2007. MDU Construction Services expects to complete a significant amount of this backlog during the year ending December 31, 2009. Due to the nature of its contractual arrangements, in many instances MDU Construction Services' customers are not committed to the specific volumes of services to be purchased under a contract, but rather MDU Construction Services is committed to perform these services if and to the extent requested by the customer. Therefore, there can be no assurance as to the customer's requirements during a particular period or that such estimates at any point in time are predictive of future revenues.

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

MDU Construction Services did not incur any material environmental expenditures in 2008 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2011.

PIPELINE AND ENERGY SERVICES
General Williston Basin, the regulated business of WBI Holdings, owns and operates over 3,700 miles of transmission, gathering and storage lines and owns or leases and operates 32 compressor stations in the states of Montana, North Dakota, South Dakota and Wyoming. Three underground storage fields in Montana and Wyoming provide storage services to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability. Williston Basin's system is strategically located near five natural gas producing basins, making natural gas supplies available to Williston Basin's transportation and storage customers. The system has 11 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. At December 31, 2008, Williston Basin's net plant investment was approximately $263.5 million. Under the Natural Gas Act, as amended, Williston Basin is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters.

Bitter Creek, the nonregulated pipeline business, owns and operates gathering facilities in Colorado, Kansas, Montana and Wyoming. Bitter Creek also owns a one-sixth interest in the assets of various offshore gathering pipelines, an associated onshore pipeline and related processing facilities in Texas. In total, these facilities include over 1,900 miles of field gathering lines and 90 owned or leased compression stations, some of which interconnect with Williston Basin's system. In addition, Bitter Creek provides a variety of energy-related services such as water hauling, contract compression operations, measurement services and energy efficiency product sales and installation services to large end-users.

WBI Holdings, through its energy services business, provides natural gas purchase and sales services to local distribution companies, producers, other marketers and a limited number of large end-users, primarily using natural gas produced by the Company's natural gas and oil production segment. Certain of the services are provided based on contracts that call for a determinable quantity of natural gas. WBI Holdings currently estimates that it can adequately meet the requirements of these contracts. WBI Holdings transacts a substantial majority of its pipeline and energy services business in the northern Great Plains and Rocky Mountain regions of the United States.

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

Although certain of Williston Basin's firm customers, including its largest firm customer Montana-Dakota, serve relatively secure residential and commercial end-users, they generally all have some price-sensitive end-users that could switch to alternate fuels.

Williston Basin transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for the year ended December 31, 2008, represented 54 percent of Williston Basin's subscribed firm transportation contract demand. Montana-Dakota has a firm transportation agreement with Williston Basin for a term of five years expiring in June 2012. In addition, Montana-Dakota has a contract with Williston Basin to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements for a term of 20 years expiring in July 2015.

Bitter Creek competes with several pipelines for existing customers and the expansion of its systems to gather natural gas in new areas. Bitter Creek's strong position in the fields in which it operates, its focus on customer service and the variety of services it offers, along with its interconnection with various other pipelines, serve to enhance its competitive position.

System Supply Williston Basin's underground natural gas storage facilities have a certificated storage capacity of approximately 353 Bcf, including 193 Bcf of working gas capacity, 85 Bcf of cushion gas and 75 Bcf of native gas. The native gas includes an estimated 29 Bcf of recoverable gas. Williston Basin's storage facilities enable its customers to purchase natural gas at more uniform daily volumes throughout the year, which facilitates meeting winter peak requirements. For information regarding natural gas storage legal proceedings, see Item 1A – Risk Factors – Other Risks and Item 8 – Note 20.

Natural gas supplies emanate from traditional and nontraditional natural gas production activities in the region and from off-system supply sources. While certain traditional regional supply sources are in various stages of decline, incremental supply from nontraditional sources have been developed which have helped support Williston Basin's supply needs. This includes new natural gas supply associated with the continued development of the Bakken area in Montana and North Dakota. The Powder River Basin, including the Company's CBNG assets, also provides a nontraditional natural gas supply to the Williston Basin system. For additional information regarding CBNG legal proceedings, see Item 1A – Risk Factors – Environmental and Regulatory Risks and Item 8 – Note 20. In addition, off-system supply sources are available through the

Company's interconnections with other pipeline systems. Williston Basin expects to facilitate the movement of these supplies by making available its transportation and storage services. Williston Basin will continue to look for opportunities to increase transportation, gathering and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide substantial future benefits.

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

Detailed environmental assessments are included in the FERC's permitting processes for both the construction and abandonment of Williston Basin's natural gas transmission pipelines, compressor stations and storage facilities.

WBI Holdings' pipeline and energy services operations did not incur any material environmental expenditures in 2008 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2011.

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

Rocky Mountain
Fidelity's properties in this region are primarily located in the states of Colorado, Montana, North Dakota, Utah and Wyoming. Fidelity owns in fee or holds natural gas and oil leases for the properties it operates that are in the Bonny Field located in eastern Colorado, the Baker Field in southeastern Montana and southwestern North Dakota, the Bowdoin area located in north-central Montana, the Powder River Basin of Montana and Wyoming, the Bakken area in North Dakota, the Paradox Basin of Utah, and the Big Horn Basin of Wyoming. Fidelity also owns nonoperated natural gas and oil interests and undeveloped acreage positions in this region.

Mid-Continent/Gulf States
This region includes properties in Alabama, Louisiana, New Mexico, Oklahoma and Texas. Fidelity owns in fee or holds natural gas and oil leases for the properties it operates that are in the Tabasco and Texan Gardens fields of Texas. In 2008, Fidelity acquired and became the operator of natural gas properties in Rusk County in eastern Texas. In addition, Fidelity owns several nonoperated interests and undeveloped acreage positions in this region.

Offshore Gulf of Mexico
Fidelity has nonoperated interests throughout the Offshore Gulf of Mexico. These interests are primarily located in the shallow waters off the coasts of Texas and Louisiana.

Operating Information Annual net production by region for 2008 was as follows:

	Natural
	Gas	Oil	Total	Percent of
Region	(MMcf)	(MBbls)	(MMcfe)	Total
Rocky Mountain	47,504	1,698	57,691	70%
Mid-Continent/Gulf States	14,666	890	20,006	24
Offshore Gulf of Mexico	3,287	220	4,606	6
Total	65,457	2,808	82,303	100%

Well and Acreage Information Gross and net productive well counts and gross and net developed and undeveloped acreage related to Fidelity's interests at December 31, 2008, were as follows:

	Gross	*	Net	**
Productive wells:
Natural gas	4,263		3,361
Oil	3,867		260
Total	8,130		3,621
Developed acreage (000's)	757		400
Undeveloped acreage (000's)	1,218		603
* Reflects well or acreage in which an interest is owned.
** Reflects Fidelity's percentage of ownership.

Exploratory and Development Wells The following table reflects activities relating to Fidelity's natural gas and oil wells drilled and/or tested during 2008, 2007 and 2006:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2008	11	4	15	251	9	260	275
2007	4	5	9	317	16	333	342
2006	4	1	5	331	1	332	337

At December 31, 2008, there were 117 gross (85 net) wells in the process of drilling or under evaluation, 105 of which were development wells and 12 of which were exploratory wells. These wells are not included in the previous table. Fidelity expects to complete the drilling and testing of the majority of these wells within the next 12 months.

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

In connection with production operations, Fidelity has incurred certain capital expenditures related to water handling. For 2008, capital expenditures for water handling in compliance with current laws and regulations were approximately $2.8 million and are estimated to be approximately $3.3 million, $12.8 million and $7.3 million in 2009, 2010 and 2011, respectively. These water handling costs are primarily related to the CBNG properties. For more information regarding CBNG legal proceedings, see Item 1A – Risk Factors and Item 8 – Note 20.

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

Fidelity's recoverable proved reserves by region at December 31, 2008, are as follows:

	Natural				PV-10
	Gas	Oil	Total	Percent	Value*
Region	(MMcf)	(MBbls)	(MMcfe)	of Total	(in millions)
Rocky Mountain	388,931	23,140	527,775	65%	$814.5
Mid-Continent/Gulf States	204,075	10,485	266,983	33	388.4
Offshore Gulf of Mexico	11,276	723	15,613	2	40.2
Total reserves	604,282	34,348	810,371	100%	1,243.1
Discounted future income taxes					273.3
Standardized measure of discounted future net cash flows relating to proved reserves					$969.8
*  Pre-tax PV-10 value is a non-GAAP financial measure that is derived from the most directly comparable GAAP financial measure which is the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows disclosed in Item 8 – Supplementary Financial Information, is presented after deducting discounted future income taxes in accordance with SFAS No. 69, whereas the PV-10 value is presented before income taxes. Pre-tax PV-10 value is commonly used by the Company to evaluate properties that are acquired and sold and to assess the potential return on investment in the Company's natural gas and oil properties. The Company believes pre-tax PV-10 value is a useful supplemental disclosure to the standardized measure as the Company believes readers may utilize this value as a basis for comparison of the relative size and value of the Company’s reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. However, pre-tax PV-10 value is not a substitute for the standardized measure of discounted future net cash flows. Neither the Company's pre-tax PV-10 value nor the standardized measure of discounted future net cash flows purports to represent the fair value of the Company's natural gas and oil properties.

For additional information related to natural gas and oil interests, see Item 8 – Note 1 and Supplementary Financial Information.

CONSTRUCTION MATERIALS AND CONTRACTING
General Knife River operates construction materials and contracting businesses headquartered in Alaska, California, Hawaii, Idaho, Iowa, Minnesota, Montana, North Dakota, Oregon, Texas, Washington and Wyoming. These operations mine, process and sell construction aggregates (crushed stone, sand and gravel); produce and sell asphalt mix and supply liquid asphalt for various commercial and roadway applications; and supply ready-mixed concrete for use in most types of construction, including roads, freeways and bridges, as well as homes, schools, shopping centers, office buildings and industrial parks. Although not common to all locations, other products include the sale of cement, various finished concrete products and other building materials and related contracting services.

During 2008, the Company acquired construction materials and contracting businesses with operations in Alaska, California, Idaho and Texas. None of these acquisitions was material to the Company.

Knife River continues to investigate the acquisition of other construction materials properties, particularly those relating to construction aggregates and related products such as ready-mixed concrete, asphalt and related construction services.

The construction materials business had approximately $453 million in backlog at December 31, 2008, compared to $462 million at December 31, 2007. The Company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2009.

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

Knife River is not dependent on any single customer or group of customers for sales of its products and services, the loss of which would have a material adverse effect on its construction materials businesses.

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

Estimates are based on analyses of the data described above by experienced internal mining engineers, operating personnel and geologists. Property setbacks and other regulatory restrictions and limitations are identified to determine the total area available for mining. Data described above are used to calculate the thickness of aggregate materials to be recovered. Topography associated with alluvial sand and gravel deposits is typically flat and volumes of these materials are calculated by applying the thickness of the resource over the areas available for mining. Volumes are then converted to tons by using an appropriate conversion factor. Typically, 1.5 tons per cubic yard in the ground is used for sand and gravel deposits.

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

Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 1.0 billion tons of the 1.1 billion tons of aggregate reserves are permitted reserves. The remaining reserves are on properties that are expected to be permitted for mining under current regulatory requirements. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The years remaining were calculated by dividing remaining reserves by the three-year average sales from 2006 through 2008. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease as of December 31, 2008, and sales for the years ended December 31, 2008, 2007 and 2006:

	Number of Sites		Number of Sites					Estimated		Reserve
	(Crushed Stone)		(Sand & Gravel)		Tons Sold (000's)			Reserves	Lease	Life
Production Area	owned	leased	owned	leased	2008	2007	2006	(000's tons)	Expiration	(years)
Anchorage, AK	---	---	1	---	1,267	1,118	1,142	18,445	N/A	16
Hawaii	---	6	---	---	2,467	3,081	3,167	65,564	2011-2064	23
Northern CA	---	---	7	1	2,054	2,534	3,031	40,609	2014	16
Southern CA	---	2	---	---	106	69	244	95,224	2035	Over 100
Portland, OR	1	4	5	3	4,074	5,372	5,862	250,959	2009-2055	49
Eugene, OR	3	3	4	2	1,633	2,007	3,026	173,356	2009-2046	78
Central OR/WA/ Idaho	2	2	5	3	1,686	2,652	1,788	109,069	2010-2021	53
Southwest OR	4	7	12	5	2,248	3,686	4,425	111,932	2009-2048	32
Central MT	---	---	4	2	2,086	2,424	2,619	50,048	2011-2027	21
Northwest MT	---	---	8	2	1,198	1,318	1,434	27,563	2009-2020	21
Wyoming	---	---	---	2	720	116	5	13,518	2009-2019	48
Central MN	---	1	39	34	1,367	2,639	4,834	85,657	2009-2028	29
Northern MN	2	---	19	9	333	753	520	29,676	2009-2016	55
ND/SD	---	---	2	31	876	943	1,157	41,795	2009-2031	42
Iowa	---	2	1	18	1,405	1,592	2,024	12,320	2009-2017	7
Texas	1	2	1	2	1,619	1,290	917	19,426	2010-2025	15
Sales from other sources					5,968	5,318	9,405
					31,107	36,912	45,600	1,145,161

The 1.1 billion tons of estimated aggregate reserves at December 31, 2008, is comprised of 470 million tons that are owned and 675 million tons that are leased. Approximately 51 percent of the tons under lease have lease expiration dates of 20 years or more. The weighted average years remaining on all leases containing estimated probable aggregate reserves is approximately 21 years, including options for renewal that are at Knife River's discretion. Based on a three-year average of sales from 2006 through 2008 of leased reserves, the average time necessary to produce remaining aggregate reserves from such leases is approximately 46 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on Knife River's experience, that leases will be renewed to allow sufficient time to fully recover these reserves.

The following table summarizes Knife River's aggregate reserves at December 31, 2008, 2007 and 2006, and reconciles the changes between these dates:

	2008	2007	2006
	(000's of tons)
Aggregate reserves:
Beginning of year	1,215,253	1,248,099	1,273,696
Acquisitions	27,650	29,740	7,300
Sales volumes*	(25,139)	(31,594)	(36,195)
Other**	(72,603)	(30,992)	3,298
End of year	1,145,161	1,215,253	1,248,099
* Excludes sales from other sources.
** Includes property sales and revisions of previous estimates.

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

Knife River did not incur any material environmental expenditures in 2008 and, except as to what may be ultimately determined with regard to the issue described below, Knife River does not expect to incur any material expenditures related to environmental compliance with current laws and regulations through 2011.

In December 2000, MBI was named by the EPA as a PRP in connection with the cleanup of a commercial property site, acquired by MBI in 1999, and part of the Portland, Oregon, Harbor Superfund Site. For additional information, see Item 8 – Note 20.

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

These factors include: fluctuations in natural gas and oil prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in natural gas and oil operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig and service contracts and to retain employees to drill for and develop reserves; the ability to acquire natural gas and oil properties; and other risks incidental to the operations of natural gas and oil wells. Recent volatility in natural gas and oil prices has negatively affected the results of operations and cash flows of the Company's natural gas and oil production and pipeline and energy services businesses.

The regulatory approval, permitting, construction, startup and operation of power generation facilities may involve unanticipated changes or delays that could negatively impact the Company's business and its results of operations and cash flows.

The construction, startup and operation of power generation facilities involve many risks, including: delays; breakdown or failure of equipment; competition; inability to obtain required governmental permits and approvals; inability to negotiate acceptable acquisition, construction, fuel supply, off-take, transmission or other material agreements; changes in market price for power; cost increases; as well as the risk of performance below expected levels of output or efficiency. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.

The Company is analyzing potential projects for accommodating load growth and replacing purchased power and capacity with company-owned generation which would add capacity and rate base. A potential project is the planned participation in Big Stone Station II. Should regulatory approvals and permits not be received on a timely basis, or adverse permit conditions be attached, the project could be at risk and the Company would need to pursue other generation sources.

Economic volatility affects the Company's operations, as well as the demand for its products and services and the value of its investments and investment returns and, as a result, may have a negative impact on the Company's future revenues and cash flows.

The global demand for natural resources, interest rates, governmental budget constraints and the ongoing threat of terrorism can create volatility in the financial markets. The current economic slowdown has negatively affected the level of public and private expenditures on projects and the timing of these projects which, in turn, has negatively affected the demand for certain of the Company's products and services. Continued economic volatility could adversely impact the Company's results of operations and cash flows. Changing market conditions could negatively affect the market value of assets held in the Company’s pension and other postretirement benefit plans and may increase the amount and accelerate the timing of required funding contributions.

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

In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be significantly different. Sustained downward movements in natural gas and oil prices could result in additional future write-downs of the Company's natural gas and oil properties.

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

The Company's electric generation operations could be adversely impacted by global climate change initiatives to reduce GHG emissions.

Concern that GHG emissions are contributing to global climate change has led to federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The primary GHG emitted from the Company's operations is carbon dioxide from combustion of fossil fuels at Montana-Dakota's electric generating facilities, particularly its coal-fired electric generating facilities. More than 70 percent of the electricity generated by Montana-Dakota is from coal-fired plants and Montana-Dakota plans to participate in the construction and operation of two new coal-fired plants. Montana-Dakota also owns approximately 100 MW of natural gas- and oil-fired peaking plants. Implementation of legislation or regulations to reduce GHG emissions could affect Montana-Dakota's electric utility operations by requiring the expansion of energy conservation efforts and/or the increased development of renewable energy sources, as well as instituting other mandates that could significantly increase the capital expenditures and operating costs at its fossil fuel-fired generating facilities. Due to the uncertainty of technologies available to control GHG emissions and the unknown nature of compliance obligations with potential GHG emission legislation or regulations, the Company cannot determine the financial impact on its operations. If Montana-Dakota does not receive timely and full recovery of the costs of complying with GHG emission legislation and regulations from its customers, then such requirements could have an adverse impact on the results of its operations.

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

The BER in March 2006 issued a decision in a rulemaking proceeding, initiated by the NPRC, that amends the non-degradation policy applicable to water discharged in connection with CBNG operations. The amended policy includes additional limitations on factors deemed harmful, thereby restricting water discharges even further than under previous standards. Due in part to this amended policy, in May 2006, the Northern Cheyenne Tribe commenced litigation in Montana state court challenging two five-year water discharge permits that the Montana DEQ granted to Fidelity in February 2006 and which are critical to Fidelity's ability to manage water produced under present and future CBNG operations. Although the Montana state court decided the case in favor of Fidelity and the Montana DEQ in December 2008, the case is not final and may be appealed until March 23, 2009. If these permits are set aside, Fidelity's CBNG operations in Montana could be significantly and adversely affected.

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

All of the Company's businesses are subject to increased competition. Construction services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries also are experiencing increased competitive pressures as a result of consumer demands, technological advances, volatility in natural gas prices and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The natural gas and oil production business is subject to competition in the acquisition and development of natural gas and oil properties. The increase in competition could negatively affect the Company's results of operations, financial condition and cash flows.

Other factors that could impact the Company's businesses.

The following are other factors that should be considered for a better understanding of the financial condition of the Company. These other factors may impact the Company's financial results in future periods.

•	Acquisition, disposal and impairments of assets or facilities
•	Changes in operation, performance and construction of plant facilities or other assets
•	Changes in present or prospective generation
•	The availability of economic expansion or development opportunities
•	Population growth rates and demographic patterns
•	Market demand for, and/or available supplies of, energy- and construction-related products and services
•	The cyclical nature of large construction projects at certain operations
•	Changes in tax rates or policies
•	Unanticipated project delays or changes in project costs, including related energy costs
•	Unanticipated changes in operating expenses or capital expenditures
•	Labor negotiations or disputes
•	Inability of the various contract counterparties to meet their contractual obligations
•	Changes in accounting principles and/or the application of such principles to the Company
•	Changes in technology
•	Changes in legal or regulatory proceedings
•	The ability to effectively integrate the operations and the internal controls of acquired companies
•	The ability to attract and retain skilled labor and key personnel
•	Increases in employee and retiree benefit costs and funding requirements

ITEM 1B. UNRESOLVED COMMENTS

The Company has no unresolved comments with the SEC.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings of the Company, see Item 8 – Note 20.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the New York Stock Exchange under the symbol "MDU." The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 2008 and 2007 and dividends declared thereon were as follows:

			Common
	Common	Common	Stock
	Stock Price	Stock Price	Dividends
	(High)	(Low)	Per Share
2008
First quarter	$27.83	$23.08	$.1450
Second quarter	35.25	24.70	.1450
Third quarter	35.34	26.03	.1550
Fourth quarter	29.50	15.50	.1550
			$.6000

2007
First quarter	$29.00	$24.39	$.1350
Second quarter	31.79	27.40	.1350
Third quarter	30.40	24.64	.1450
Fourth quarter	28.69	25.89	.1450
			$.5600

As of December 31, 2008, the Company's common stock was held by approximately 15,600 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

	2008	*	2007		2006		2005		2004		2003
Selected Financial Data
Operating revenues (000's):
Electric	$208,326		$193,367		$187,301		$181,238		$178,803		$178,562
Natural gas distribution	1,036,109		532,997		351,988		384,199		316,120		274,608
Construction services	1,257,319		1,103,215		987,582		687,125		426,821		434,177
Pipeline and energy services	532,153		447,063		443,720		477,311		354,164		250,897
Natural gas and oil production	712,279		514,854		483,952		439,367		342,840		264,358
Construction materials and contracting	1,640,683		1,761,473		1,877,021		1,604,610		1,322,161		1,104,408
Other	10,501		10,061		8,117		6,038		4,423		2,728
Intersegment eliminations	(394,092)		(315,134)		(335,142)		(375,965)		(272,199)		(191,105)
	$5,003,278		$4,247,896		$4,004,539		$3,403,923		$2,673,133		$2,318,633
Operating income (000's):
Electric	$35,415		$31,652		$27,716		$29,038		$26,776		$35,761
Natural gas distribution	76,887		32,903		8,744		7,404		1,820		6,502
Construction services	81,485		75,511		50,651		28,171		(5,757)		12,885
Pipeline and energy services	49,560		58,026		57,133		43,507		29,570		37,064
Natural gas and oil production	202,954		227,728		231,802		230,383		178,897		118,347
Construction materials and contracting	62,849		138,635		156,104		105,318		86,030		91,579
Other	2,887		(7,335)		(9,075)		(5,298)		(3,954)		(1,228)
	$512,037		$557,120		$523,075		$438,523		$313,382		$300,910
Earnings on common stock (000's):
Electric	$18,755		$17,700		$14,401		$13,940		$12,790		$16,950
Natural gas distribution	34,774		14,044		5,680		3,515		2,182		3,869
Construction services	49,782		43,843		27,851		14,558		(5,650)		6,170
Pipeline and energy services	26,367		31,408		32,126		22,867		13,806		19,852
Natural gas and oil production	122,326		142,485		145,657		141,625		110,779		70,767
Construction materials and contracting	30,172		77,001		85,702		55,040		50,707		54,261
Other	10,812		(4,380)		(4,324)		13,061		15,967		597
Earnings on common stock before
income from discontinued
operations and cumulative effect of
accounting change	292,988		322,101		307,093		264,606		200,581		172,466
Income from discontinued
operations, net of tax	---		109,334		7,979		9,792		5,801		9,730
Cumulative effect of accounting change	---		---		---		---		---		(7,589)
	$292,988		$431,435		$315,072		$274,398		$206,382		$174,607
Earnings per common share before
discontinued operations and cumulative effect of accounting change - diluted	$1.59		$1.76		$1.69		$1.47		$1.14		$1.02
Discontinued operations, net of tax	---		.60		.05		.06		.03		.06
Cumulative effect of accounting change	---		---		---		---		---		(.04)
	$1.59		$2.36		$1.74		$1.53		$1.17		$1.04
Common Stock Statistics
Weighted average common shares
outstanding - diluted (000's)	183,807		182,902		181,392		179,490		176,117		168,690
Dividends per common share	$.6000		$.5600		$.5234		$.4934		$.4667		$.4400
Book value per common share	$14.95		$13.80		$11.88		$10.43		$9.39		$8.44
Market price per common share (year end)	$21.58		$27.61		$25.64		$21.83		$17.79		$15.87
Market price ratios:
Dividend payout	38%		24%		30%		32%		40%		43%
Yield	2.9%		2.1%		2.1%		2.3%		2.7%		2.9%
Price/earnings ratio	13.6	x	11.7	x	14.7	x	14.3	x	15.2	x	15.4	x
Market value as a percent of book value	144.3%		200.1%		215.8%		209.2%		189.4%		188.1%
Profitability Indicators
Return on average common equity	11.0%		18.5%		15.6%		15.7%		13.2%		13.0%
Return on average invested capital	8.0%		13.1%		10.6%		10.8%		9.4%		8.9%
Fixed charges coverage, including
preferred dividends	5.3	x	6.4	x	6.4	x	6.6	x	4.8	x	4.6	x

General
Total assets (000's)	$6,587,845	$5,592,434	$4,903,474	$4,423,562	$3,733,521	$3,380,592
Total debt (000's)	$1,752,402	$1,310,163	$1,254,582	$1,206,510	$945,487	$967,096
Capitalization ratios:
Common equity	61%	66%	63%	61%	63%	59%
Preferred stocks	---	---	---	---	1	1
Total debt	39	34	37	39	36	40
	100%	100%	100%	100%	100%	100%
* Reflects an $84.2 million after-tax noncash write-down of natural gas and oil properties.

Notes:
•	Common stock share amounts reflect the Company's three-for-two common stock splits effected in July 2006 and October 2003.
•	Cascade and Intermountain, natural gas distribution businesses, were acquired on July 2, 2007, and October 1, 2008, respectively. For further information, see Item 8 – Note 2.

	2008	2007	2006	2005	2004	2003
Electric
Retail sales (thousand kWh)	2,663,452	2,601,649	2,483,248	2,413,704	2,303,460	2,359,888
Sales for resale (thousand kWh)	223,778	165,639	483,944	615,220	821,516	841,637
Electric system summer generating and firm purchase capability - kW (Interconnected system)	597,250	571,160	547,485	546,085	544,220	542,680
Demand peak – kW
(Interconnected system)	525,643	525,643	485,456	470,470	470,470	470,470
Electricity produced (thousand kWh)	2,538,439	2,253,851	2,218,059	2,327,228	2,552,873	2,384,884
Electricity purchased (thousand kWh)	516,654	576,613	833,647	892,113	794,829	929,439
Average cost of fuel and purchased
power per kWh	$.025	$.025	$.022	$.020	$.019	$.019
Natural Gas Distribution*
Sales (Mdk)	87,924	52,977	34,553	36,231	36,607	38,572
Transportation (Mdk)	103,504	54,698	14,058	14,565	13,856	13,903
Weighted average degree days –
% of normal
Montana-Dakota	103%	93%	87%	91%	91%	97%
Cascade	108%	102%	---	---	---	---
Intermountain	90%	---	---	---	---	---
Pipeline and Energy Services
Transportation (Mdk)	138,003	140,762	130,889	104,909	114,206	90,239
Gathering (Mdk)	102,064	92,414	87,135	82,111	80,527	75,861
Natural Gas and Oil Production
Production:
Natural gas (MMcf)	65,457	62,798	62,062	59,378	59,750	54,727
Oil (MBbls)	2,808	2,365	2,041	1,707	1,747	1,856
Total Production (MMcfe)	82,303	76,988	74,307	69,622	70,234	65,864
Average realized prices (including hedges):
Natural gas (per Mcf)	$7.38	$5.96	$6.03	$6.11	$4.69	$3.90
Oil (per barrel)	$81.68	$59.26	$50.64	$42.59	$34.16	$27.25
Proved reserves:
Natural gas (MMcf)	604,282	523,737	538,100	489,100	453,200	411,700
Oil (MBbls)	34,348	30,612	27,100	21,200	17,100	18,900
Construction Materials and Contracting
Sales (000's):
Aggregates (tons)	31,107	36,912	45,600	47,204	43,444	38,438
Asphalt (tons)	5,846	7,062	8,273	9,142	8,643	7,275
Ready-mixed concrete (cubic yards)	3,729	4,085	4,588	4,448	4,292	3,484
Aggregate reserves (tons)	1,145,161	1,215,253	1,248,099	1,273,696	1,257,498	1,181,413
* Cascade and Intermountain were acquired on July 2, 2007, and October 1, 2008, respectively. For further information, see Item 8 – Note 2.

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

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper facilities and the issuance from time to time of debt securities and the Company's equity securities. Although volatility and disruptions in the capital markets have recently increased significantly, the Company continues to issue commercial paper to meet its current needs. If access to the commercial paper markets were to become unavailable, the Company may need to borrow under its credit agreements. At this time, accessing the long-term debt market may be more challenging and result in significantly higher interest rates, which has resulted in an increased focus on the use of operating cash flows for capital expenditure purposes. For more information on the Company's net capital expenditures, see Liquidity and Capital Commitments.

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

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational regulations at the federal level. The ability of these segments to grow through acquisitions is subject to significant competition from other energy providers. In addition, the ability of both segments to grow service territory and customer base is affected by the economic environment of the markets served and significant competition from other energy providers, including rural electric cooperatives. The construction of electric generating facilities and transmission lines are subject to increasing costs and lead times, as well as extensive permitting procedures.

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

Challenges This segment operates in highly competitive markets with many jobs subject to competitive bidding. Maintenance of effective operational and cost controls, retention of key personnel and managing through downturns in the economy are ongoing challenges.

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

Challenges Challenges for this segment include: energy price volatility; natural gas basis differentials; regulatory requirements; ongoing litigation; recruitment and retention of a skilled workforce; and competition from other natural gas pipeline and gathering companies.

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

Challenges Volatility in natural gas and oil prices; ongoing environmental litigation and administrative proceedings; timely receipt of necessary permits and approvals; recruitment and retention of a skilled workforce; availability of drilling rigs, materials and auxiliary equipment, and industry-related field services, primarily in a higher price environment; inflationary pressure on development and operating costs; and competition from other natural gas and oil companies are ongoing challenges for this segment.

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

Challenges The economic downturn has adversely impacted operations, particularly in the private market. This business unit expects to continue cost containment efforts and a greater emphasis on industrial, energy and public works projects. The Company is experiencing significant volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt and steel. Increased competition in certain construction markets has also lowered margins.

For further information on the risks and challenges the Company faces as it pursues its growth strategies and other factors that should be considered for a better understanding of the Company's financial condition, see Item 1A – Risk Factors. For further information on each segment's key growth strategies, projections and certain assumptions, see Prospective Information.

For information pertinent to various commitments and contingencies, see Item 8 – Notes to Consolidated Financial Statements.

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

Years ended December 31,	2008	20077	2006
	(Dollars in millions, where applicable)
Electric	$18.7	$17.7	$14.4
Natural gas distribution	34.8	14.0	5.7
Construction services	49.8	43.8	27.8
Pipeline and energy services	26.4	31.4	32.1
Natural gas and oil production	122.3	142.5	145.7
Construction materials and contracting	30.2	77.0	85.7
Other	10.8	(4.3)	(4.3)
Earnings before discontinued operations	293.0	322.1	307.1
Income from discontinued operations, net of tax	---	109.3	8.0
Earnings on common stock	$293.0	$431.4	$315.1
Earnings per common share – basic:
Earnings before discontinued operations	$1.60	$1.77	$1.70
Discontinued operations, net of tax	---	.60	.05
Earnings per common share – basic	$1.60	$2.37	$1.75
Earnings per common share – diluted:
Earnings before discontinued operations	$1.59	$1.76	$1.69
Discontinued operations, net of tax	---	.60	.05
Earnings per common share – diluted	$1.59	$2.36	$1.74
Return on average common equity	11.0%	18.5%	15.6%

2008 compared to 2007 Consolidated earnings for 2008 decreased $138.4 million from the prior year due to:

•
The absence in 2008 of income from discontinued operations, net of tax, largely related to the gain on the sale of the Company's domestic independent power production assets and earnings related to an electric generating facility construction project

•
An $84.2 million after-tax noncash write-down of natural gas and oil properties as well as higher depreciation, depletion and amortization expense, production taxes and lease operating costs at the natural gas and oil production business

•
Decreased earnings at the construction materials and contracting business, primarily construction workloads and margins, as well as product volumes from existing operations, that were significantly lower as a result of the economic downturn

Partially offsetting these decreases were higher average natural gas and oil prices as well as increased oil and natural gas production at the natural gas and oil production business; increased earnings at the natural gas distribution business, largely due to the July 2007 acquisition of Cascade and the October 2008 acquisition of Intermountain; and higher construction workloads at the construction services business.

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

Reflected in the Other category is the negative effect from an income tax adjustment of $9.4 million associated with the anticipated repatriation of profits from Brazilian operations as discussed in Item 8 – Note 15, partially offset by the gain of $6.1 million (after tax) related to the sale of Hartwell, both in 2007.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric

Years ended December 31,	2008	2007	2006
	(Dollars in millions, where applicable)
Operating revenues	$208.3	$193.4	$187.3
Operating expenses:
Fuel and purchased power	75.4	69.6	67.4
Operation and maintenance	64.8	61.7	62.8
Depreciation, depletion and amortization	24.0	22.5	21.4
Taxes, other than income	8.7	7.9	8.0
	172.9	161.7	159.6
Operating income	35.4	31.7	27.7
Earnings	$18.7	$17.7	$14.4
Retail sales (million kWh)	2,663.4	2,601.7	2,483.2
Sales for resale (million kWh)	223.8	165.6	484.0
Average cost of fuel and purchased power per kWh	$.025	$.025	$.022

2008 compared to 2007 Electric earnings increased $1.0 million (6 percent) compared to the prior year due to:

•	Higher retail sales margins, largely due to the implementation of higher rates in Montana, and increased retail sales volumes of 2 percent
•	Increased sales for resale volumes of 35 percent, primarily due to the addition of the wind-powered electric generating station near Baker, Montana, and higher plant availability

Partially offsetting these increases were:

•
Higher operation and maintenance expense of $1.7 million (after tax), primarily higher payroll and benefit-related costs, as well as higher scheduled maintenance outage costs at electric generating facilities

•	Increased interest expense of $1.2 million (after tax)
•	Higher depreciation, depletion and amortization expense of $900,000 (after tax), largely due to higher property, plant and equipment balances

2007 compared to 2006 Electric earnings increased $3.3 million (23 percent) compared to the prior year due to:

•	Higher retail sales margins, primarily due to lower demand charges related to a PPA that expired in the fourth quarter of 2006 and increased retail sales volumes of 5 percent
•	Decreased operation and maintenance expense of $700,000 (after tax), primarily lower scheduled maintenance outage costs at electric generating stations

Partially offsetting the increase in earnings was lower sales for resale margins due to decreased volumes of 66 percent, largely due to a PPA that expired in the fourth quarter of 2006 and plant availability.

Natural Gas Distribution

Years ended December 31,	2008	2007	2006
	(Dollars in millions, where applicable)
Operating revenues	$1,036.1	$533.0	$352.0
Operating expenses:
Purchased natural gas sold	757.6	372.2	259.5
Operation and maintenance	123.6	88.5	68.4
Depreciation, depletion and amortization	32.6	19.0	9.8
Taxes, other than income	45.4	20.4	5.6
	959.2	500.1	343.3
Operating income	76.9	32.9	8.7
Earnings	$34.8	$14.0	$5.7
Volumes (MMdk):
Sales	87.9	53.0	34.5
Transportation	103.5	54.7	14.1
Total throughput	191.4	107.7	48.6
Degree days (% of normal)*
Montana-Dakota	102.7%	92.9%	86.7%
Cascade	108.0%	101.7%	---
Intermountain	90.3%	---	---
Average cost of natural gas,
including transportation, per dk**
Montana-Dakota	$7.63	$6.00	$7.51
Cascade	$8.48	$7.75	---
Intermountain	$8.83	---	---
* Degree days are a measure of the daily temperature-related demand for energy for heating.
** Regulated natural gas sales only.
Note: Cascade and Intermountain were acquired on July 2, 2007, and October 1, 2008, respectively. For further information, see Item 8 – Note 2.

2008 compared to 2007 The natural gas distribution business experienced an increase in earnings of $20.8 million (148 percent) compared to the prior year due to:

•
Earnings of $18.4 million at Cascade and Intermountain, including a $4.4 million (after tax) gain on the sale of Cascade's natural gas management service, which were acquired on July 2, 2007, and October 1, 2008, respectively

•	Increased retail sales volumes from existing operations resulting from colder weather than last year

2007 compared to 2006 The natural gas distribution business experienced an increase in earnings of $8.3 million (147 percent) compared to the prior year due to:

•	Earnings of $5.8 million, including a third quarter seasonal loss at Cascade, which was acquired on July 2, 2007
•	Increased nonregulated energy-related services of $1.3 million (after tax)
•	Decreased operation and maintenance expense, excluding Cascade, of $800,000 (after tax), including the absence in 2007 of the 2006 early retirement program costs
•	Increased retail sales volumes resulting from 7 percent colder weather than last year

Construction Services

Years ended December 31,	2008	2007	2006
	(In millions)
Operating revenues	$1,257.3	$1,103.2	$987.6
Operating expenses:
Operation and maintenance	1,122.7	979.7	892.7
Depreciation, depletion and amortization	13.4	14.3	15.4
Taxes, other than income	39.7	33.7	28.8
	1,175.8	1,027.7	936.9
Operating income	81.5	75.5	50.7
Earnings	$49.8	$43.8	$27.8

2008 compared to 2007 Construction services earnings increased $6.0 million (14 percent) compared to the prior year, primarily due to higher construction workloads, largely in the Southwest region. Partially offsetting this increase were lower construction margins in certain regions.

2007 compared to 2006 Construction services earnings increased $16.0 million (57 percent) due to:

•	Higher construction margins and workloads of $13.1 million (after tax), largely in the Southwest and Central regions, including industrial-related work
•	Increased equipment sales and rentals

Pipeline and Energy Services

Years ended December 31,	2008	2007	2006
	(Dollars in millions)
Operating revenues	$532.2	$447.1	$443.7
Operating expenses:
Purchased natural gas sold	373.9	291.7	311.0
Operation and maintenance	73.8	65.6	52.8
Depreciation, depletion and amortization	23.6	21.7	13.3
Taxes, other than income	11.3	10.1	9.5
	482.6	389.1	386.6
Operating income	49.6	58.0	57.1
Income from continuing operations	26.4	31.4	32.1
Income (loss) from discontinued operations, net of tax	---	.1	(2.1)
Earnings	$26.4	$31.5	$30.0
Transportation volumes (MMdk):
Montana-Dakota	32.0	29.3	31.0
Other	106.0	111.5	99.9
	138.0	140.8	130.9
Gathering volumes (MMdk)	102.1	92.4	87.1

2008 compared to 2007 Pipeline and energy services earnings decreased $5.1 million (16 percent) largely due to:

•	Lower storage services revenue of $3.1 million (after tax), largely related to lower storage balances and decreased volumes transported to storage of 31 percent
•
Higher operation and maintenance expense, largely related to the natural gas storage litigation as well as higher materials and payroll-related costs. For further information regarding natural gas storage litigation, see Item 8 – Note 20.

•	Higher depreciation, depletion and amortization expense of $1.3 million (after tax), largely due to higher property, plant and equipment balances

Partially offsetting these decreases were a 10 percent increase in off-system transportation volumes and demand fees, related to an expansion of the Grasslands system, and $3.0 million (after tax) of higher gathering volumes and rates.

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

•	Higher operation and maintenance expense, largely due to the natural gas storage litigation, as previously discussed, and higher material costs

The decrease in energy services revenues and purchased natural gas sold reflects the effect of lower natural gas prices.

Natural Gas and Oil Production

Years ended December 31,	2008	2007	2006
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$482.8	$374.1	$373.9
Oil	229.3	140.1	103.4
Other	.2	.6	6.7
	712.3	514.8	484.0
Operating expenses:
Purchased natural gas sold	.1	.3	6.6
Operation and maintenance:
Lease operating costs	82.0	66.9	52.8
Gathering and transportation	24.8	20.4	18.3
Other	41.0	34.6	31.9
Depreciation, depletion and amortization	170.2	127.4	106.8
Taxes, other than income:
Production and property taxes	54.7	36.7	35.2
Other	.8	.8	.6
Write-down of natural gas and oil properties	135.8	---	---
	509.4	287.1	252.2
Operating income	202.9	227.7	231.8
Earnings	$122.3	$142.5	$145.7
Production:
Natural gas (MMcf)	65,457	62,798	62,062
Oil (MBbls)	2,808	2,365	2,041
Total Production (MMcfe)	82,303	76,988	74,307
Average realized prices (including hedges):
Natural gas (per Mcf)	$7.38	$5.96	$6.03
Oil (per Bbl)	$81.68	$59.26	$50.64
Average realized prices (excluding hedges):
Natural gas (per Mcf)	$7.29	$5.37	$5.62
Oil (per Bbl)	$82.28	$59.53	$51.73
Average depreciation, depletion and amortization rate, per equivalent Mcf	$2.00	$1.59	$1.38
Production costs, including taxes, per
equivalent Mcf:
Lease operating costs	$1.00	$.87	$.71
Gathering and transportation	.30	.26	.25
Production and property taxes	.66	.48	.47
	$1.96	$1.61	$1.43

2008 compared to 2007 The natural gas and oil production business experienced a decrease in earnings of $20.2 million (14 percent) due to:

•	A noncash write-down of natural gas and oil properties of $84.2 million (after tax), as discussed in Item 8 – Note 1
•	Higher depreciation, depletion and amortization expense of $26.6 million (after tax), due to higher depletion rates and increased production

•	Higher production taxes of $11.1 million (after tax), primarily due to higher average prices and increased production
•	Increased lease operating costs of $9.3 million (after tax), including the East Texas properties acquired in early 2008

Partially offsetting these decreases were:

•	Higher average realized natural gas prices of 24 percent
•	Higher average realized oil prices of 38 percent
•	Increased oil production of 19 percent, largely related to drilling activity in the Bakken area and Paradox Basin as well as production from the East Texas properties
•	Increased natural gas production of 4 percent, primarily related to the acquisition of the East Texas properties, as previously discussed

2007 compared to 2006 The natural gas and oil production business experienced a decrease in earnings of $3.2 million (2 percent) due to:

•	Increased depreciation, depletion and amortization expense of $12.8 million (after tax) due to higher depletion rates and increased production
•	Higher lease operating costs of $8.8 million (after tax), largely CBNG-related and costs related to acquired properties, as well as increased service-related costs
•	Lower average realized natural gas prices of 1 percent
•	Increased general and administrative expense of $1.9 million (after tax)

Partially offsetting the decrease were:

•	Increased oil production of 16 percent resulting from the May 2006 Big Horn acquisition, as well as from the South Texas properties
•	Higher average realized oil prices of 17 percent
•	Increased natural gas production of 1 percent

Construction Materials and Contracting

Years ended December 31,	2008	2007	2006
	(Dollars in millions)
Operating revenues	$1,640.7	$1,761.5	$1,877.0
Operating expenses:
Operation and maintenance	1,437.9	1,483.5	1,593.7
Depreciation, depletion and amortization	100.9	95.8	88.7
Taxes, other than income	39.1	43.6	38.5
	1,577.9	1,622.9	1,720.9
Operating income	62.8	138.6	156.1
Earnings	$30.2	$77.0	$85.7
Sales (000's):
Aggregates (tons)	31,107	36,912	45,600
Asphalt (tons)	5,846	7,062	8,273
Ready-mixed concrete (cubic yards)	3,729	4,085	4,588

2008 compared to 2007 Earnings at the construction materials and contracting business decreased $46.8 million (61 percent) due to decreased construction workloads, margins and product volumes that were significantly lower as a result of the economic downturn, primarily as it relates to the residential market, as well as higher diesel fuel costs at existing operations, which had a combined negative effect on earnings of $53.0 million (after tax). Partially offsetting this decrease were earnings from companies acquired since the comparable prior period, which contributed approximately 8 percent of earnings for 2008.

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

Other and Intersegment Transactions

Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

Years ended December 31,	2008	2007	2006
	(In millions)
Other:
Operating revenues	$10.5	$10.0	$8.1
Operation and maintenance	5.9	15.9	15.4
Depreciation, depletion and amortization	1.3	1.2	1.2
Taxes, other than income	.4	.2	.6
Intersegment transactions:
Operating revenues	$394.1	$315.1	$335.1
Purchased natural gas sold	365.7	286.8	308.1
Operation and maintenance	28.4	28.3	27.0

For further information on intersegment eliminations, see Item 8 – Note 16.

PROSPECTIVE INFORMATION
The following information highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for each of the Company's businesses. Many of these highlighted points are “forward-looking statements.” There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section as well as the various important factors listed in Item 1A – Risk Factors. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.

MDU Resources Group, Inc.
•	Earnings per common share for 2009, diluted, are projected in the range of $1.05 to $1.30.

•	The Company expects the percentage of 2009 earnings per common share by quarter to be in the following approximate ranges:

o	First quarter – 15 percent to 20 percent
o	Second quarter – 15 percent to 20 percent
o	Third quarter – 35 percent to 40 percent
o	Fourth quarter – 25 percent to 30 percent

•
While 2009 earnings per share is projected to decline compared to 2008 earnings, long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

Electric
•
The Company is negotiating the purchase of an ownership interest of 25 MW in the Wygen III power generation facility near Gillette, Wyoming. If acquired, this owned rate base generation will replace purchased power on its Wyoming system.

•
The Company is analyzing potential projects for accommodating load growth and replacing an expired purchased power contract with company-owned generation, which will add to base-load capacity and rate base. The Company is a participant in the Big Stone Station II project. On January 15, 2009, the MNPUC voted to grant a transmission certificate of need and a route permit for the project with conditions. Details of the conditions will be included in the MNPUC's final order expected to be provided by mid-February. If the decision is to proceed with construction of the plant, it is projected to be completed in 2015. The Company anticipates it would own at least 116 MW of this plant. In the event the pending conditions are not acceptable, the Company is reviewing alternatives, including the construction of certain natural gas-fired combustion generation, which would be rate-based.

•	On August 20, 2008, Montana-Dakota filed an application with the WYPSC for an electric rate increase, as discussed in Item 8 – Note 19.

Natural gas distribution
•	Intermountain was acquired October 1, 2008. For more information regarding the acquisition, see Item 8 – Note 2.

Construction services
•	The Company anticipates margins in 2009 to be comparable to 2008.

•
The Company continues to focus on costs and efficiencies to enhance margins. With its highly skilled technical workforce, this group is prepared to take advantage of potential future government stimulus spending on transmission infrastructure.

•	This business continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Pipeline and energy services
•
An incremental expansion to the Grasslands Pipeline of 75,000 Mcf per day is in process with an in-service date of August 2009, pending regulatory approval. Through additional compression, the firm capacity of the Grasslands Pipeline will reach ultimate full capacity of 213,000 Mcf per day, an increase from the current firm capacity of 138,000 Mcf per day.

•	In 2009, total gathering and transportation throughput is expected to be slightly higher than 2008 record levels.

•	The Company continues to pursue expansion of facilities and services offered to customers.

Natural gas and oil production
•
As the result of lower natural gas and oil prices, the Company is managing its capital expenditures within its expected operating cash flows. At this level of investment, the Company expects its combined natural gas and oil production in 2009 to be comparable to 2008 levels.

•	Earnings guidance reflects estimated natural gas prices for February through December as follows:

Index*	Price Per Mcf
Ventura	$4.75 to $5.25
NYMEX	$5.25 to $5.75
CIG	$3.25 to $3.75
* Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system.

•	Earnings guidance reflects estimated NYMEX crude oil prices for February through December in the range of $45 to $50 per barrel.

•
For 2009, the Company has hedged approximately 40 percent to 45 percent of its estimated natural gas production. For 2010 and 2011, the Company has hedged less than 5 percent of its estimated natural gas production. The hedges that are in place as of February 2, 2009, for 2009 through 2011 are summarized in the following chart:

Commodity	Type	Index*	Period Outstanding	Forward Notional Volume (MMBtu)	Price (Per MMBtu)
Natural Gas	Swap	CIG	1/09 - 3/09	225,000	$8.45
Natural Gas	Swap	HSC	1/09 - 12/09	2,482,000	$8.16
Natural Gas	Collar	Ventura	1/09 - 12/09	1,460,000	$7.90-$8.54
Natural Gas	Collar	Ventura	1/09 - 12/09	4,380,000	$8.25-$8.92
Natural Gas	Swap	Ventura	1/09 - 12/09	3,650,000	$9.02
Natural Gas	Collar	CIG	1/09 - 12/09	3,650,000	$6.50-$7.20
Natural Gas	Swap	CIG	1/09 - 12/09	912,500	$7.27
Natural Gas	Collar	NYMEX	1/09 - 12/09	1,825,000	$8.75-$10.15
Natural Gas	Swap	Ventura	1/09 - 12/09	3,650,000	$9.20
Natural Gas	Collar	NYMEX	1/09 - 12/09	3,650,000	$11.00-$12.78
Natural Gas	Basis	NYMEX to Ventura	1/09 - 12/09	3,650,000	$0.61
Natural Gas	Swap	HSC	1/10 - 12/10	1,606,000	$8.08
Natural Gas	Swap	HSC	1/11 - 12/11	1,350,500	$8.00
* Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system; HSC is the Houston Ship Channel hub in southeast Texas which connects to several pipelines.

Construction materials and contracting
•
The economic slowdown and substantially higher energy prices adversely impacted operations in 2008. Although the Company predicts that this economic slowdown will continue into 2009, it is expected that earnings will be higher than 2008 primarily the result of cost reduction measures put in place during 2008 and substantially lower diesel costs expected in 2009 compared to 2008.

•
The Company continues its strong emphasis on cost containment throughout the organization. In addition, the Company has strong market share in its markets and is well positioned to take advantage of potential future government stimulus spending on transportation infrastructure.

•
The Company also is pursuing opportunities for expansion of its liquid asphalt materials business to cost effectively meet the liquid asphalt requirements of the Company, as well as third-party customers.

•
Backlog of $453 million at December 31, 2008, includes the recent addition of several public works projects. Although public project margins tend to be somewhat lower than private construction-related work, the Company anticipates significant contributions to revenue from an increase in public works volume.

•	As the country’s 8th largest aggregate producer, the Company will continue to strategically manage its aggregate reserves in all its markets.

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

Natural gas and oil properties
The Company uses the full-cost method of accounting for its natural gas and oil production activities. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net cash flows from proved reserves based on spot market prices that exist at the end of the period discounted at 10 percent, as mandated under the rules of the SEC, plus the cost of unproved properties less applicable income taxes. The Company hedges a portion of its natural gas and oil production and the effects of the cash flow hedges are used in determining the full-cost ceiling. Judgments and assumptions are made when estimating and valuing reserves. There is risk that sustained downward movements in natural gas and oil prices, changes in estimates of reserve quantities and changes in operating and development costs could result in future noncash write-downs of the Company's natural gas and oil properties.

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

Purchase accounting
The Company accounts for its acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The recorded values of assets and liabilities are based in part on third-party estimates and valuations when available. The remaining values are based on management's judgments and estimates, and, accordingly, the Company's financial position or results of operations may be affected by changes in estimates and judgments.

Acquired assets and liabilities assumed by the Company that are subject to critical estimates include property, plant and equipment and intangibles.

The fair value of owned aggregate reserves is determined using qualified internal personnel as well as geologists. Reserve estimates are calculated based on the best available data. This data is collected from drill holes and other subsurface investigations as well as investigations of surface features such as mine highwalls and other exposures of the aggregate reserves. Mine plans, production history and geologic data are also used to estimate reserve quantities. Value is assigned to the aggregate reserves based on a review of market royalty rates, expected cash flows and the number of years of aggregate reserves at owned aggregate sites.

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

The Company makes various assumptions when determining plan costs, including the current discount rates and the expected long-term return on plan assets, the rate of compensation increases and healthcare cost trend rates. In selecting the expected long-term return on plan assets, which is considered to be one of the key variables in determining benefit expense or income, the Company considers historical returns, current market conditions and expected future market trends, including changes in interest rates and equity and bond market performance. Another key variable in determining benefit expense or income is the discount rate. In selecting the discount rate, the Company matches forecasted future cash flows of the pension and postretirement plans to a yield curve which consists of a hypothetical portfolio of high-quality corporate bonds with varying maturity dates, as well as other factors, as a basis. The Company's pension and other postretirement benefit plan assets are primarily made up of equity and fixed-income investments. Fluctuations in actual equity and bond market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in the future. Management estimates the rate of compensation increase based on long-term assumed wage increases and the healthcare cost trend rates are determined by historical and future trends.

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

The Company accounts for uncertain tax positions in accordance with FIN 48. FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in an income tax return. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes.

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

Cash flows provided by operating activities in 2008 increased $223.0 million from the comparable prior period, due to:

•	Higher income from continuing operations before depreciation, depletion and amortization and before the after-tax noncash write-down of natural gas and oil properties
•	Absence of cash flows used related to discontinued operations in 2007 of $71.4 million

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

Investing activities Cash flows used in investing activities in 2008 increased $765.1 million from the comparable prior period due to:

•	Absence of cash flows provided by discontinued operations in 2007 of $548.2 million, primarily the result of the sale of the domestic independent power production assets in the third quarter of 2007

•	Increased ongoing capital expenditures of $188.2 million, largely at the natural gas and oil production business
•
Higher cash used in connection with acquisitions, net of cash acquired, of $185.1 million, largely due to the acquisition of Intermountain and natural gas and oil producing properties in East Texas in 2008, partially offset by the absence of the 2007 acquisition of Cascade

Partially offsetting the increase in cash flows used in investing activities were higher proceeds from investments of $85.8 million in 2008, as well as the absence of cash used for investments of $67.1 million in 2007.

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

Financing activities Cash flows provided by financing activities in 2008 increased $456.2 million from the comparable prior period, primarily due to higher issuance of long-term debt of $333.7 million as well as higher net short-term borrowings of $101.7 million, largely related to higher ongoing capital expenditures and acquisitions.

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

Defined benefit pension plans
The Company has qualified noncontributory defined benefit pension plans (Pension Plans) for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the Pension Plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. At December 31, 2008, certain Pension Plans' accumulated benefit obligations exceeded these plans' assets by approximately $85.9 million. Pretax pension expense reflected in the years ended December 31, 2008, 2007 and 2006, was $4.6 million, $6.5 million and $7.0 million, respectively. The Company's pension expense is currently projected to be approximately $4.5 million to $5.5 million in 2009. Funding for the Pension Plans is actuarially determined. The minimum required contributions for 2008, 2007 and 2006 were approximately $6.8 million, $1.8 million and $2.6 million, respectively. For further information on the Company's Pension Plans, see Item 8 – Note 17.

Capital expenditures
The Company's capital expenditures for 2006 through 2008 and as anticipated for 2009 through 2011 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term debt.

	Actual			Estimated*
	2006	2007	2008	2009	2010	2011
	(In millions)
Capital expenditures:
Electric	$39	$91	$73	$165	$65	$118
Natural gas distribution	15	500	398	55	84	76
Construction services	32	18	24	20	15	16
Pipeline and energy services	43	39	43	47	19	46
Natural gas and oil production	329	284	711	300	320	663
Construction materials and contracting	141	190	128	20	18	42
Other	2	2	1	3	1	1
Net proceeds from sale or disposition of property	(31)	(25)	(87)	(8)	(1)	---
Net capital expenditures before discontinued operations	570	1,099	1,291	602	521	962
Discontinued operations	33	(548)	---	---	---	---
Net capital expenditures	603	551	1,291	602	521	962
Retirement of long-term debt	316	232	201	79	49	95
	$919	$783	$1,492	$681	$570	$1,057
  *   The estimated 2009 through 2011 capital expenditures reflected in the above table exclude potential future acquisitions and other growth opportunities which are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the above estimates.

Capital expenditures for 2008, 2007 and 2006, in the preceding table include noncash transactions, including the issuance of the Company's equity securities, in connection with acquisitions and the outstanding indebtedness related to the 2008 Intermountain acquisition and the 2007 Cascade acquisition. The noncash transactions were $97.6 million in 2008, $217.3 million in 2007 and immaterial in 2006.

In 2008, the Company acquired a construction services business in Nevada; natural gas properties in Texas; construction materials and contracting businesses in Alaska, California, Idaho and Texas; and Intermountain, a natural gas distribution business. The total purchase consideration for these businesses and properties and purchase price adjustments with respect to certain other acquisitions made prior to 2008, consisting of the Company's common stock and cash and the outstanding indebtedness of Intermountain, was $624.5 million.

The 2008 capital expenditures, including those for the previously mentioned acquisitions and retirements of long-term debt, were met from internal sources, the issuance of long-term debt and the Company's equity securities. Estimated capital expenditures for the years 2009 through 2011 include those for:

•	System upgrades
•	Routine replacements
•	Service extensions
•	Routine equipment maintenance and replacements
•	Buildings, land and building improvements
•	Pipeline and gathering projects
•	Further enhancement of natural gas and oil production and reserve growth
•	Power generation opportunities, including certain costs for additional electric generating capacity
•	Other growth opportunities

The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures and retirement of long-term debt for the years 2009 through 2011 will be met from various sources, including internally generated funds; the Company's credit facilities, as described below; and through the issuance of long-term debt and the Company's equity securities.

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2008.

MDU Resources Group, Inc. The Company has a revolving credit agreement with various banks totaling $125 million (with provision for an increase, at the option of the Company on stated conditions, up to a maximum of $150 million). There were no amounts outstanding under the credit agreement at December 31, 2008. The credit agreement supports the Company's $125 million commercial paper program. Although volatility in the capital markets has recently increased significantly, the Company continues to issue commercial paper to meet its current needs. Under the Company's commercial paper program, $22.5 million was outstanding at December 31, 2008. The commercial paper borrowings are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings (supported by the credit agreement, which expires in June 2011).

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

In connection with the funding of the Intermountain acquisition, on September 26, 2008, the Company entered into a term loan agreement providing for a commitment amount of $175 million. On October 1, 2008, the Company borrowed $170 million under this agreement, which expires on March 24, 2009. There was $57.0 million outstanding under the term loan agreement on December 31, 2008. The agreement contains customary covenants and default provisions.  For information on the covenants and certain other conditions of the Company’s term loan agreement, see Item 8 – Note 9.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Mortgage and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Mortgage, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of December 31, 2008, the Company could have issued approximately $620 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred dividends was 5.3 times and 6.4 times for the 12 months ended December 31, 2008 and 2007, respectively. Common stockholders' equity as a percent of total capitalization was 61 percent and 66 percent at December 31, 2008 and 2007, respectively.

The Company has repurchased, and may from time to time seek to repurchase, outstanding first mortgage bonds through open market purchases or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its liquidity and prospects for future access to capital. As of December 31, 2008, the Company had $35.5 million of first mortgage bonds outstanding, $30.0 million of which were held by the Indenture trustee for the benefit of the senior note holders. The aggregate principal amount of the Company's outstanding first mortgage bonds, other than those held by the Indenture trustee, is $5.5 million and satisfies the lien release requirements under the Indenture. As a result, the Company may at any time, subject to satisfying certain specified conditions, require that any debt issued under its Indenture become unsecured and rank equally with all of the Company's other unsecured and unsubordinated debt (as of December 31, 2008, the only such debt outstanding under the Indenture was $30.0 million in aggregate principal amount of the Company's 5.98% Senior Notes due in 2033).

On September 5, 2008, the Company entered into a Sales Agency Financing Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 5,000,000 shares of the Company's common stock. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement, which terminates on May 28, 2011. Proceeds from the sale of shares of common stock under the agreement are expected to be used for corporate development purposes and other general corporate purposes. The Company has not issued any stock under the Sales Agency Financing Agreement through December 31, 2008.

On May 28, 2008, the company filed a registration statement with the SEC, pursuant to Rule 415 under the Securities Act, relating to the possible issuance from time to time of common stock or debt securities of the Company. The amount of securities issuable by the Company is established from time to time by its board of directors. At December 31, 2008, the Company's board of directors had authorized the issuance of up to an aggregate offering price of $1.0 billion of registered securities. The Company may sell all or a portion of such securities if warranted by market conditions and the Company's capital requirements. Any offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder.

MDU Energy Capital, LLC On October 1, 2008, MDU Energy Capital entered into an amendment to its master shelf agreement which increased the facility amount from $125 million to $175 million. Under the terms of the master shelf agreement, $165.0 million was outstanding at December 31, 2008. MDU Energy Capital may incur additional indebtedness under the master shelf agreement until the earlier of August 14, 2010, or such time as the agreement is terminated by either of the parties thereto.

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

Cascade Natural Gas Corporation Cascade has a revolving credit agreement with various banks totaling $50 million with certain provisions allowing for increased borrowings, up to a maximum of $75 million. The $50 million credit agreement expires on December 28, 2012, with provisions allowing for an extension of up to two years upon consent of the banks. Cascade also has a revolving credit agreement totaling $15 million, which expires on March 11, 2009. Under the terms of the $50 million credit agreement, $48.1 million was outstanding at December 31, 2008. There was no amount outstanding under the $15 million credit agreement at December 31, 2008. As of December 31, 2008, there were outstanding letters of credit, as discussed in Item 8 – Note 20, of which $1.9 million reduced amounts available under the $50 million credit agreement.

In order to borrow under Cascade's credit agreements, Cascade must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of Cascade's credit agreements, see Item 8 – Note 9.

Cascade's credit agreements contain cross-default provisions. For more information on the cross-default provisions of this agreement, see Item 8 – Note 9.

Intermountain Gas Company Intermountain has a revolving credit agreement with various banks totaling $65 million with certain provisions allowing for increased borrowings, up to a maximum of $70 million. The credit agreement expires on August 31, 2010. Under the terms of the credit agreement, $36.5 million was outstanding at December 31, 2008.

In order to borrow under Intermountain's credit agreement, Intermountain must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of Intermountain's credit agreement, see Item 8 – Note 10.

Intermountain's credit agreement contains cross-default provisions. For more information on the cross-default provisions of this agreement, see Item 8 – Note 10.

Centennial Energy Holdings, Inc. Centennial has a revolving credit agreement with various banks and institutions totaling $400 million with certain provisions allowing for increased borrowings. The credit agreement supports Centennial's $400 million commercial paper program. Although volatility in the capital markets has recently increased significantly, the Company continues to issue commercial paper to meet its current needs. There were no outstanding borrowings under the Centennial credit agreement at December 31, 2008. Under the Centennial commercial paper program, $150.0 million was outstanding at December 31, 2008. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings (supported by the Centennial credit agreement). The revolving credit agreement includes a provision for an increase, at the option of Centennial on stated conditions, up to a maximum of $450 million and expires on December 13, 2012. As of December 31, 2008, Centennial had letters of credit outstanding, as discussed in Item 8 – Note 20, of which $24.3 million reduced amounts available under the agreement.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $550 million. Under the terms of the master shelf agreement, $509.0 million was outstanding at December 31, 2008. The ability to request additional borrowings under this master shelf agreement expires on May 8, 2009. To meet potential future financing needs, Centennial may pursue other financing arrangements, including private and/or public financing.

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

In order to borrow under Centennial's credit agreement and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of the credit agreement and the uncommitted long-term master shelf agreement, see Item 8 – Note 10.

Certain of Centennial's financing agreements contain cross-default provisions. For more information on the cross-default provisions of these agreements, see Item 8 – Note 10.

Williston Basin Interstate Pipeline Company In December 2008, Williston Basin entered into an uncommitted long-term private shelf agreement that allows for borrowings up to $125 million. Under the terms of the private shelf agreement, $72.5 million was outstanding at December 31, 2008. The $72.5 million outstanding consists of $20.0 million of notes issued under the private shelf agreement and $52.5 million of notes issued under a master shelf agreement that expired on December 20, 2008. The ability to request additional borrowings under this private shelf agreement expires on December 23, 2010, with certain provisions allowing for an extension to December 23, 2011.

In order to borrow under its uncommitted long-term private shelf agreement, Williston Basin must be in compliance with the applicable covenants and certain other conditions. For information on the covenants and certain other conditions of the uncommitted long-term private shelf agreement, see Item 8 – Note 10.

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

Contractual obligations and commercial commitments
For more information on the Company's contractual obligations on long-term debt, operating leases, purchase commitments and uncertain tax positions, see Item 8 – Notes 10, 15 and 20. At December 31, 2008, the Company's commitments under these obligations were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Long-term debt	$78.7	$49.1	$94.8	$290.7	$258.8	$875.2	$1,647.3
Estimated interest
payments*	92.4	89.6	84.5	79.8	59.4	376.9	782.6
Operating leases	22.2	18.2	14.0	10.2	8.8	42.2	115.6
Purchase
commitments	662.2	332.6	269.4	136.0	90.5	268.1	1,758.8
	$855.5	$489.5	$462.7	$516.7	$417.5	$1,562.4	$4,304.3
* Estimated interest payments are calculated based on the applicable rates and payment dates.

Not reflected in the table above are $5.6 million in uncertain tax positions for which the year of settlement is not reasonably possible to determine.

EFFECTS OF INFLATION
Inflation did not have a significant effect on the Company's operations in 2008, 2007 or 2006.

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

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on its forecasted sales of natural gas and oil production. Cascade and Intermountain utilize derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas on forecasted purchases of natural gas.

The following table summarizes derivative agreements entered into by Fidelity, Cascade and Intermountain as of December 31, 2008. These agreements call for Fidelity to receive fixed prices and pay variable prices, and for Cascade and Intermountain to receive variable prices and pay fixed prices.

(Forward notional volume and fair value in thousands)

	Weighted	Forward
	Average	Notional
	Fixed Price	Volume
	(Per MMBtu)	(MMBtu)	Fair Value
Fidelity
Natural gas swap agreements maturing in 2009	$8.73	10,920	$33,059
Natural gas swap agreements maturing in 2010	$8.08	1,606	$2,011
Natural gas swap agreements maturing in 2011	$8.00	1,351	$1,211
Natural gas basis swap agreement maturing in 2009	$.61	3,650	$(1,349)

Cascade
Natural gas swap agreements maturing in 2009	$8.26	19,350	$(49,883)
Natural gas swap agreements maturing in 2010	$8.03	8,922	$(18,947)
Natural gas swap agreements maturing in 2011	$8.10	2,270	$(4,587)

Intermountain
Natural gas swap agreements maturing in 2009	$5.54	7,905	$(5,297)

	Weighted
	Average	Forward
	Floor/Ceiling	Notional
	Price (Per	Volume
	MMBtu)	(MMBtu)	Fair Value
Fidelity
Natural gas collar agreements maturing in 2009	$8.52/$9.56	14,965	$45,105
Note: The fair value of Cascade’s natural gas swap agreements is presented net of the collateral provided to the counterparty of $11.1 million.

The following table summarizes derivative agreements entered into by Fidelity and Cascade as of December 31, 2007. These agreements call for Fidelity to receive fixed prices and pay variable prices, and for Cascade to receive variable prices and pay fixed prices.

(Forward notional volume and fair value in thousands)

	Weighted	Forward
	Average	Notional
	Fixed Price	Volume
	(Per MMBtu)	(MMBtu)	Fair Value
Fidelity
Natural gas swap agreements maturing in 2008	$7.90	10,978	$8,035

Cascade core
Natural gas swap agreements maturing in 2008	$7.71	20,443	$(11,542)
Natural gas swap agreements maturing in 2009	$7.79	13,410	$(195)
Natural gas swap agreements maturing in 2010	$7.72	5,902	$1,044

Cascade non-core*
Natural gas swap agreements maturing in 2008	$7.35	1,391	$(1,014)

	Weighted
	Average	Forward
	Floor/Ceiling	Notional
	Price (Per	Volume
	MMBtu/Bbl)	(MMBtu/Bbl)	Fair Value
Fidelity
Natural gas collar agreements maturing in 2008	$7.25/$8.46	11,895	$3,574
Oil collar agreement maturing in 2008	$67.50/$78.70	73	$(1,112)
* Relates to Cascade's natural gas management service which was sold during the second quarter of 2008.

Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. The Company also has historically used interest rate swap agreements to manage a portion of the Company's interest rate risk and may take advantage of such agreements in the future to minimize such risk. At December 31, 2008 and 2007, the Company had no outstanding interest rate hedges.

The following table shows the amount of debt, including current portion, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2008.

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$78.7	$12.6	$72.3	$140.8	$258.8	$875.2	$1,438.4	$1,368.9
Weighted average
interest rate	6.2%	7.0%	7.1%	6.0%	6.0%	5.9%	6.0%	---
Variable rate	---	$36.5	$22.5	$149.9	---	---	$208.9	$209.0
Weighted average
interest rate	---	3.3%	4.1%	4.2%	---	---	4.0%	---

Foreign currency risk
MDU Brasil's equity method investments in the Brazilian Transmission Lines are exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For further information, see Item 8 – Note 4. At December 31, 2008 and 2007, the Company had no outstanding foreign currency hedges.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.

Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ Terry D. Hildestad	/s/ Vernon A. Raile
Terry D. Hildestad	Vernon A. Raile
President and Chief Executive Officer	Executive Vice President, Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MDU RESOURCES GROUP, INC.:

We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2008, listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MDU Resources Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MDU RESOURCES GROUP, INC.:

We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated February 11, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 11, 2009

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,	2008	2007	2006
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline
and energy services	$1,685,199	$1,095,709	$889,286
Construction services, natural gas and oil production,
construction materials and contracting, and other	3,318,079	3,152,187	3,115,253
	5,003,278	4,247,896	4,004,539
Operating expenses:
Fuel and purchased power	75,333	69,616	67,414
Purchased natural gas sold	765,900	377,404	268,981
Operation and maintenance:
Electric, natural gas distribution and pipeline and
energy services	262,053	215,587	183,992
Construction services, natural gas and oil production,
construction materials and contracting, and other	2,686,055	2,572,864	2,577,755
Depreciation, depletion and amortization	366,020	301,932	256,531
Taxes, other than income	200,080	153,373	126,791
Write-down of natural gas and oil properties (Note 1)	135,800	---	---
	4,491,241	3,690,776	3,481,464
Operating income	512,037	557,120	523,075
Earnings from equity method investments	6,627	19,609	10,838
Other income	4,012	8,318	12,071
Interest expense	81,527	72,237	72,095
Income before income taxes	441,149	512,810	473,889
Income taxes	147,476	190,024	166,111
Income from continuing operations	293,673	322,786	307,778
Income from discontinued operations, net of tax (Note 3)	---	109,334	7,979
Net income	293,673	432,120	315,757
Dividends on preferred stocks	685	685	685
Earnings on common stock	$292,988	$431,435	$315,072
Earnings per common share – basic:
Earnings before discontinued operations	$1.60	$1.77	$1.70
Discontinued operations, net of tax	---	.60	.05
Earnings per common share – basic	$1.60	$2.37	$1.75
Earnings per common share – diluted:
Earnings before discontinued operations	$1.59	$1.76	$1.69
Discontinued operations, net of tax	---	.60	.05
Earnings per common share – diluted	$1.59	$2.36	$1.74
Dividends per common share	$.6000	$.5600	$.5234
Weighted average common shares outstanding – basic	183,100	181,946	180,234
Weighted average common shares outstanding – diluted	183,807	182,902	181,392
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,714	$105,820
Receivables, net	707,109	715,484
Inventories	261,524	229,255
Deferred income taxes	---	7,046
Short-term investments	2,467	91,550
Commodity derivative instruments	78,164	12,740
Prepayments and other current assets	171,314	52,437
	1,272,292	1,214,332
Investments	114,290	118,602
Property, plant and equipment (Note 1)	7,062,237	5,930,246
Less accumulated depreciation, depletion and amortization	2,761,319	2,270,691
	4,300,918	3,659,555
Deferred charges and other assets:
Goodwill (Note 5)	615,735	425,698
Other intangible assets, net (Note 5)	28,392	27,792
Other	256,218	146,455
	900,345	599,945
	$6,587,845	$5,592,434
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings (Note 9)	$105,100	$1,700
Long-term debt due within one year	78,666	161,682
Accounts payable	432,358	369,235
Taxes payable	49,784	60,407
Deferred income taxes	20,344	---
Dividends payable	28,640	26,619
Accrued compensation	55,646	66,255
Commodity derivative instruments	56,529	14,799
Other accrued liabilities	140,408	149,191
	967,475	849,888
Long-term debt (Note 10)	1,568,636	1,146,781
Deferred credits and other liabilities:
Deferred income taxes	727,857	668,016
Other liabilities	562,801	396,430
	1,290,658	1,064,446
Commitments and contingencies (Notes 17, 19 and 20)
Stockholders' equity:
Preferred stocks (Note 12)	15,000	15,000
Common stockholders' equity:
Common stock (Note 13)
Authorized – 500,000,000 shares, $1.00 par value
Issued – 184,208,283 shares in 2008 and 182,946,528 shares in 2007	184,208	182,947
Other paid-in capital	938,299	912,806
Retained earnings	1,616,830	1,433,585
Accumulated other comprehensive income (loss)	10,365	(9,393)
Treasury stock at cost – 538,921 shares	(3,626)	(3,626)
Total common stockholders' equity	2,746,076	2,516,319
Total stockholders' equity	2,761,076	2,531,319
	$6,587,845	$5,592,434
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

Years ended December 31, 2008, 2007 and 2006
					Accumulated
			Other		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
	(In thousands, except shares)
Balance at December 31, 2005	120,262,786	$120,263	$909,006	$884,795	$(33,816)	(359,281)	$(3,626)	$1,876,622
Comprehensive income:
Net income	---	---	---	315,757	---	---	---	315,757
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
Other comprehensive
income (loss), net of tax -
Net unrealized loss
on derivative instruments
qualifying as hedges	---	---	---	---	(13,505)	---	---	(13,505)
Pension liability
adjustment	---	---	---	---	3,012	---	---	3,012
Foreign currency
translation adjustment	---	---	---	---	7,177	---	---	7,177
Net unrealized gain
on available-for-sale
investments	---	---	---	---	405	---	---	405
Total comprehensive income	---	---	---	---	---	---	---	429,209
FIN 48 transition adjustment	---	---	---	31	---	---	---	31
Dividends on preferred stocks	---	---	---	(685)	---	---	---	(685)
Dividends on common stock	---	---	---	(102,091)	---	---	---	(102,091)
Tax benefit on stock-based
compensation	---	---	5,398	---	---	---	---	5,398
Issuance of common stock	1,388,985	1,389	33,155	---	---	---	---	34,544
Balance at December 31, 2007	182,946,528	182,947	912,806	1,433,585	(9,393)	(538,921)	(3,626)	2,516,319
Comprehensive income:
Net income	---	---	---	293,673	---	---	---	293,673
Other comprehensive
income (loss), net of tax -
Net unrealized gain
on derivative instruments
qualifying as hedges	---	---	---	---	43,448	---	---	43,448
Pension liability
adjustment	---	---	---	---	(13,751)	---	---	(13,751)
Foreign currency
translation adjustment	---	---	---	---	(9,534)	---	---	(9,534)
Total comprehensive income	---	---	---	---	---	---	---	313,836
SFAS No. 159 transition adjustment	---	---	---	405	(405)	---	---	---
Dividends on preferred stocks	---	---	---	(685)	---	---	---	(685)
Dividends on common stock	---	---	---	(110,148)	---	---	---	(110,148)
Tax benefit on stock-based
compensation	---	---	4,441	---	---	---	---	4,441
Issuance of common stock	1,261,755	1,261	21,052	---	---	---	---	22,313
Balance at December 31, 2008	184,208,283	$184,208	$938,299	$1,616,830	$10,365	(538,921)	$(3,626)	$2,746,076
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2008	2007	2006
	(In thousands)
Operating activities:
Net income	$293,673	$432,120	$315,757
Income from discontinued operations, net of tax	---	109,334	7,979
Income from continuing operations	293,673	322,786	307,778
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	366,020	301,932	256,531
Earnings, net of distributions, from equity
method investments	365	(14,031)	(4,093)
Deferred income taxes	64,890	67,272	38,645
Write-down of natural gas and oil properties (Note 1)	135,800	---	---
Changes in current assets and liabilities, net of
acquisitions:
Receivables	27,165	(40,256)	(7,639)
Inventories	(18,574)	(7,130)	(29,736)
Other current assets	(64,771)	(7,356)	(9,597)
Accounts payable	28,205	24,702	19,834
Other current liabilities	(38,738)	(22,932)	33,394
Other noncurrent changes	(7,848)	9,594	20,913
Net cash provided by continuing operations	786,187	634,581	626,030
Net cash provided by (used in) discontinued operations	---	(71,389)	33,539
Net cash provided by operating activities	786,187	563,192	659,569

Investing activities:
Capital expenditures	(746,478)	(558,283)	(479,872)
Acquisitions, net of cash acquired	(533,543)	(348,490)	(113,781)
Net proceeds from sale or disposition of property	86,927	24,983	30,501
Investments	85,773	(67,140)	(59,202)
Proceeds from sale of equity method investments	---	58,450	---
Net cash used in continuing operations	(1,107,321)	(890,480)	(622,354)
Net cash provided by (used in) discontinued operations	---	548,216	(37,872)
Net cash used in investing activities	(1,107,321)	(342,264)	(660,226)

Financing activities:
Issuance of short-term borrowings	216,400	311,700	---
Repayment of short-term borrowings	(113,000)	(310,000)	---
Issuance of long-term debt	453,929	120,250	356,352
Repayment of long-term debt	(200,527)	(232,464)	(315,486)
Proceeds from issuance of common stock	15,011	17,263	19,963
Dividends paid	(108,591)	(100,641)	(93,450)
Tax benefit on stock-based compensation	4,441	5,398	2,524
Net cash provided by (used in) continuing operations	267,663	(188,494)	(30,097)
Net cash provided by discontinued operations	---	---	---
Net cash provided by (used in) financing activities	267,663	(188,494)	(30,097)
Effect of exchange rate changes on cash and cash equivalents	(635)	308	(1,666)
Increase (decrease) in cash and cash equivalents	(54,106)	32,742	(32,420)
Cash and cash equivalents – beginning of year	105,820	73,078	105,498
Cash and cash equivalents – end of year	$51,714	$105,820	$73,078
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

Allowance for doubtful accounts
The Company's allowance for doubtful accounts as of December 31, 2008 and 2007, was $13.7 million and $14.6 million, respectively.

Natural gas in storage
Natural gas in storage for the Company's regulated operations is generally carried at cost using the last-in, first-out method. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories and was $27.6 million and $28.8 million at December 31, 2008 and 2007, respectively. The remainder of natural gas in storage, which largely represents the cost of the gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $43.4 million and $43.0 million at December 31, 2008 and 2007, respectively.

Inventories
Inventories, other than natural gas in storage for the Company's regulated operations, consisted primarily of aggregates held for resale of $89.1 million and $102.2 million, materials and supplies of $92.4 million and $56.0 million, and other inventories of $52.4 million and $42.3 million, as of December 31, 2008 and 2007, respectively. These inventories were stated at the lower of average cost or market value.

Investments
The Company's investments include its equity method investments as discussed in Note 4, the cash surrender value of life insurance policies, investments in fixed-income and equity securities and auction rate securities. Under the equity method, investments are initially recorded at cost and adjusted for dividends and undistributed earnings and losses. On January 1, 2008, upon the adoption of SFAS No. 159, the Company elected to measure its investments in certain fixed-income and equity securities at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. Prior to the adoption of SFAS No. 159, the Company's fixed-income and equity securities were accounted for as available-for-sale investments in accordance with SFAS No. 115. In accordance with SFAS No. 115, these investments were recorded at fair value with any unrealized gains and losses, net of income taxes, recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. The Company accounts for auction rate securities as available-for-sale in accordance with SFAS No. 115. For more information, see Notes 8 and 17 and comprehensive income in this note.

Property, plant and equipment
Additions to property, plant and equipment are recorded at cost. When regulated assets are retired, or otherwise disposed of in the ordinary course of business, the original cost of the asset is charged to accumulated depreciation. With respect to the retirement or disposal of all other assets, except for natural gas and oil production properties as described in natural gas and oil properties in this note, the resulting gains or losses are recognized as a component of income. The Company is permitted to capitalize AFUDC on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, on certain construction projects associated with its other operations. The amount of AFUDC and interest capitalized was $9.0 million, $7.1 million and $5.8 million in 2008, 2007 and 2006, respectively. Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets, except for depletable aggregate reserves, which are depleted based on the units-of-production method, and natural gas and oil production properties, which are amortized on the units-of-production method based on total reserves.

Property, plant and equipment at December 31 was as follows:
			Weighted
			Average
			Depreciable
	2008	2007	Life in Years
	(Dollars in thousands, as applicable)
Regulated:
Electric:
Generation	$408,851	$371,557	63
Distribution	219,501	206,967	36
Transmission	142,081	133,973	44
Other	78,292	72,208	12
Natural gas distribution:
Distribution	1,260,651	828,458	38
Other	168,836	119,988	17
Pipeline and energy services:
Transmission	322,276	297,312	53
Gathering	41,825	41,233	19
Storage	32,592	32,082	52
Other	31,925	32,832	27
Nonregulated:
Construction services:
Land	4,526	4,513	---
Buildings and improvements	12,913	11,987	23
Machinery, vehicles and equipment	84,042	76,937	6
Other	9,820	8,498	4
Pipeline and energy services:
Gathering	201,323	187,555	17
Other	10,980	9,698	10
Natural gas and oil production:
Natural gas and oil properties	2,443,946	1,892,757	*
Other	33,456	31,142	9
Construction materials and contracting:
Land	127,279	115,935	---
Buildings and improvements	68,356	94,598	20
Machinery, vehicles and equipment	932,545	921,199	12
Construction in progress	11,488	22,253	---
Aggregate reserves	384,361	384,731	**
Other:
Land	2,942	3,022	---
Other	27,430	28,811	18
Less accumulated depreciation, depletion and amortization	2,761,319	2,270,691
Net property, plant and equipment	$4,300,918	$3,659,555
*        *   Amortized on the units-of-production method based on total proved reserves at an Mcf equivalent average rate of $2.00, $1.59 and $1.38 for the years ended December 31, 2008, 2007 and 2006, respectively. Includes           natural gas and oil production properties accounted for under the full-cost method, of which $232.1 million and $142.5 million were excluded from amortization at December 31, 2008 and 2007, respectively.
**   Depleted on the units-of-production method.

Impairment of long-lived assets
The Company reviews the carrying values of its long-lived assets, excluding goodwill and natural gas and oil properties, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. No significant impairment losses were recorded in 2008, 2007 and 2006. Unforeseen events and changes in circumstances could require the recognition of other impairment losses at some future date.

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

Natural gas and oil properties
The Company uses the full-cost method of accounting for its natural gas and oil production activities. Under this method, all costs incurred in the acquisition, exploration and development of natural gas and oil properties are capitalized and amortized on the units-of-production method based on total proved reserves. Any conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of the properties with no gain or loss recognized. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net cash flows from proved reserves based on spot market prices that exist at the end of the period discounted at 10 percent, as mandated under the rules of the SEC, plus the cost of unproved properties less applicable income taxes. Future net revenue is estimated based on end-of-quarter spot market prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent noncash write-down is required to be charged to earnings in that quarter unless subsequent price changes eliminate or reduce an indicated write-down.

Due to low natural gas and oil prices that existed on December 31, 2008, the Company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at December 31, 2008. Accordingly, the Company was required to write down its natural gas and oil producing properties. The noncash write-down amounted to $135.8 million ($84.2 million after tax) for the year ended December 31, 2008. Prices subsequent to December 31, 2008, remained low and therefore the noncash write-down was not reduced or eliminated. Sustained downward movements in natural gas and oil prices subsequent to December 31, 2008, could result in future write-downs of the Company's natural gas and oil properties.

The Company hedges a portion of its natural gas and oil production and the effects of the cash flow hedges were used in determining the full-cost ceiling. The Company would have recognized an additional write-down of its natural gas and oil properties of $79.2 million ($49.1 million after tax) if the effects of cash flow hedges had not been considered in calculating the full-cost ceiling. For more information on the Company's cash flow hedges, see Note 7.

The following table summarizes the Company's natural gas and oil properties not subject to amortization at December 31, 2008, in total and by the year in which such costs were incurred:

		Year Costs Incurred
					2005
	Total	2008	2007	2006	and prior
	(In thousands)
Acquisition	$129,723	$89,367	$9,114	$15,067	$16,175
Development	56,559	45,973	8,519	1,584	483
Exploration	41,825	33,994	7,111	720	---
Capitalized interest	3,974	2,950	431	303	290
Total costs not subject
to amortization	$232,081	$172,284	$25,175	$17,674	$16,948

Costs not subject to amortization as of December 31, 2008, consisted primarily of unevaluated leaseholds, drilling costs, seismic costs and capitalized interest associated primarily with oil and gas development in the Paradox Basin in Utah; Bakken area in western North Dakota; Big Horn Basin in Wyoming; south Texas properties; CBNG in the Powder River Basin of Wyoming and Montana; and the newly acquired properties in eastern Texas. The Company expects that the majority of these costs will be evaluated within the next five years and included in the amortization base as the properties are evaluated and/or developed.

Revenue recognition
Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is reasonably assured. The Company recognizes utility revenue each month based on the services provided to all utility customers during the month. Accrued unbilled revenue which is included in receivables, net, represents revenues recognized in excess of amounts billed. Accrued unbilled revenue at Montana-Dakota, Cascade and Intermountain was $123.2 million at December 31, 2008. Accrued unbilled revenue at Montana-Dakota and Cascade was $66.6 million at December 31, 2007. The Company recognizes construction contract revenue at its construction businesses using the percentage-of-completion method as discussed later. The Company recognizes revenue from natural gas and oil production properties only on that portion of production sold and allocable to the Company's ownership interest in the related well. The Company recognizes all other revenues when services are rendered or goods are delivered.

Percentage-of-completion method
The Company recognizes construction contract revenue from fixed-price and modified fixed-price construction contracts at its construction businesses using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. If a loss is anticipated on a contract, the loss is immediately recognized. Costs in excess of billings on uncompleted contracts of $40.1 million and $45.2 million at December 31, 2008 and 2007, respectively, represent revenues recognized in excess of amounts billed and were included in receivables, net. Billings in excess of costs on uncompleted contracts of $106.9 million and $81.4 million at December 31, 2008 and 2007, respectively, represent billings in excess of revenues recognized and were included in accounts payable. Amounts representing balances billed but not paid by customers under retainage provisions in contracts amounted to $86.9 million and $80.3 million at December 31, 2008 and 2007, respectively. The amounts expected to be paid within one year or less are included in receivables, net, and amounted to $67.7 million and $68.9 million at December 31, 2008 and 2007, respectively. The long-term retainage which was included in deferred charges and other assets – other was $19.2 million and $11.4 million at December 31, 2008 and 2007, respectively.

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

The Company's policy generally allows the hedging of monthly forecasted natural gas and oil production at Fidelity for a period up to 24 months from the time the Company enters into the hedge. The Company's policy requires that interest rate derivative instruments not exceed a period of 24 months and foreign currency derivative instruments not exceed a 12-month period. The Company's policy allows the hedging of monthly forecasted purchases of natural gas at Cascade and Intermountain for a period up to three years.

The Company’s policy requires that each month as physical natural gas and oil production at Fidelity occurs and the commodity is sold, the related portion of the derivative agreement for that month’s production must settle with its counterparties. Settlements represent the exchange of cash between the Company and its counterparties based on the notional quantities and prices for each month’s physical delivery as specified within the agreements. The fair value of the remaining notional amounts on the derivative agreements is recorded on the balance sheet as an asset or liability measured at fair value with the unrealized gains or losses recognized as a component of accumulated other comprehensive income (loss). The Company's policy also requires settlement of natural gas derivative instruments at Cascade and Intermountain monthly and all interest rate derivative transactions must be settled over a period that will not exceed 90 days, and any foreign currency derivative transaction settlement periods may not exceed a 12-month period. The Company has policies and procedures that management believes minimize credit-risk exposure. Accordingly, the Company does not anticipate any material effect on its financial position or results of operations as a result of nonperformance by counterparties. For more information on derivative instruments, see Note 7.

The estimated fair values of the Company's swap and collar agreements reflect the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date. These values are based upon, among other things, futures prices, volatility and time to maturity.

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

Natural gas costs recoverable or refundable through rate adjustments
Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments within a period ranging from 12 to 28 months from the time such costs are paid. Natural gas costs refundable through rate adjustments were $64,000 and $11.6 million at December 31, 2008 and 2007, respectively, which is included in other accrued liabilities. Natural gas costs recoverable through rate adjustments were $51.7 million and $3.9 million at December 31, 2008 and 2007, respectively, which is included in prepayments and other current assets.

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

The Company accounts for uncertain tax positions in accordance with FIN 48. FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in an income tax return. Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes.

Foreign currency translation adjustment
The functional currency of the Company's investment in the Brazilian Transmission Lines, as further discussed in Note 4, is the Brazilian Real. Translation from the Brazilian Real to the U.S. dollar for assets and liabilities is performed using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated on a year-to-date basis using weighted average daily exchange rates. Adjustments resulting from such translations are reported as a separate component of other comprehensive income (loss) in common stockholders' equity.

Transaction gains and losses resulting from the effect of exchange rate changes on transactions denominated in a currency other than the functional currency of the reporting entity would be recorded in income.

Common stock split
On May 11, 2006, the Company's Board of Directors approved a three-for-two common stock split. For more information on the common stock split, see Note 13.

Earnings per common share
Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding stock options, restricted stock grants and performance share awards. In 2008, 2007 and 2006, there were no shares excluded from the calculation of diluted earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

Stock-based compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised). This accounting standard requires entities to recognize compensation expense in an amount equal to the grant-date fair value of share-based payments granted to employees. SFAS No. 123 (revised) was adopted using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption of the standard and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Cash flow information
Cash expenditures for interest and income taxes were as follows:

Years ended December 31,	2008	2007	2006
	(In thousands)
Interest, net of amount capitalized	$77,152	$74,404	$65,850
Income taxes	$113,212	$214,573	$105,317

Income taxes paid for the year ended December 31, 2007, were higher than the amount paid for the years ended December 31, 2008 and 2006, primarily due to higher estimated quarterly tax payments paid in 2007 due in large part to the gain on the sale of the domestic independent power production assets as discussed in Note 3.

New accounting standards
SFAS No. 157 In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements with certain exceptions. SFAS No. 157 was effective for the Company on January 1, 2008. FSP FAS No. 157-2 delays the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009. The types of assets and liabilities that are recognized at fair value for which the Company has not applied the provisions of SFAS No. 157, due to the delayed effective date, include nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or new basis event, certain fair value measurements associated with goodwill impairment testing, indefinite-lived intangible assets and nonfinancial long-lived assets measured at fair value for impairment assessment, and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157, including the application to certain nonfinancial assets and nonfinancial liabilities with a delayed effective date of January 1, 2009, did not have a material effect on the Company's financial position or results of operations.

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

SFAS No. 141 (revised) In December 2007, the FASB issued SFAS No. 141 (revised). SFAS No. 141 (revised) requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS No. 141 (revised) requires that acquisition-related costs will be generally expensed as incurred. SFAS No. 141 (revised) also expands the disclosure requirements for business combinations. SFAS No. 141 (revised) was effective for the Company on January 1, 2009. The adoption of SFAS No. 141 (revised) did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 160 In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company on January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 161 In March 2008, the FASB issued SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement was effective for the Company on January 1, 2009. The adoption of SFAS No. 161 will require additional disclosures regarding the Company's derivative instruments; however, it will not impact the Company's financial position or results of operations.

FSP FAS No. 132(R)-1 In December 2008, the FASB issued FSP FAS No. 132(R)-1. FSP FAS No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This statement was effective for the Company on January 1, 2009. The adoption of FSP FAS No. 132(R)-1 will require additional disclosures regarding the Company's defined benefit pension and other postretirement plans; however, it will not impact the Company's financial position or results of operations.

Modernization of Oil and Gas Reporting In January 2009, the SEC adopted final rules amending its oil and gas reporting requirements. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The final rules are effective for the Company on December 31, 2009.

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

The components of other comprehensive income (loss), and their related tax effects for the years ended December 31, 2008, 2007 and 2006, were as follows:

	2008	2007	2006
	(In thousands)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments
qualifying as hedges:
Net unrealized gain on derivative instruments
arising during the period, net of tax of
$30,414, $3,989 and $12,359 in 2008,
2007 and 2006, respectively	$49,623	$6,508	$19,743
Less: Reclassification adjustment for gain (loss)
on derivative instruments included in net
income, net of tax of $3,795, $12,504 and
$(16,194) in 2008, 2007 and 2006, respectively	6,175	20,013	(25,867)
Net unrealized gain (loss) on derivative
instruments qualifying as hedges	43,448	(13,505)	45,610
Pension liability adjustment, net of tax
of $(8,750), $1,835 and $1,122 in 2008,
2007 and 2006, respectively	(13,751)	3,012	1,761
Foreign currency translation adjustment, net of tax
of $(6,108) and $3,606 in 2008 and 2007, respectively	(9,534)	7,177	(1,585)
Net unrealized gain on available-for-sale
investments, net of tax of $270 in 2007	---	405	---
Total other comprehensive income (loss)	$20,163	$(2,911)	$45,786

The after-tax components of accumulated other comprehensive income (loss) as of December 31, 2008, 2007 and 2006, were as follows:

	Net Unrealized Gain on Derivative Instruments Qualifying as Hedges	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain on Available-for-sale Investments		Total Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balance at December 31, 2006	$19,443	$(24,342)	$(1,583)	$	---	$(6,482)
Balance at December 31, 2007	$5,938	$(21,330)	$5,594		$405	$(9,393)
Balance at December 31, 2008	$49,386	$(35,081)	$(3,940)	$	---	$10,365

NOTE 2 – ACQUISITIONS
In 2008, the Company acquired a construction services business in Nevada; natural gas properties in Texas; construction materials and contracting businesses in Alaska, California, Idaho and Texas; and Intermountain, a natural gas distribution business, as discussed below. The total purchase consideration for these businesses and properties and purchase price adjustments with respect to certain other acquisitions made prior to 2008, consisting of the Company’s common stock and cash and the outstanding indebtedness of Intermountain, was $624.5 million.

On October 1, 2008, the acquisition of Intermountain was finalized and Intermountain became an indirect wholly owned subsidiary of the Company. Intermountain’s service area is in Idaho.

In 2007, the Company acquired construction materials and contracting businesses in North Dakota, Texas and Wyoming; a construction services business in Nevada; and Cascade, a natural gas distribution business, as discussed below. The total purchase consideration for these businesses and properties and purchase price adjustments with respect to certain other acquisitions made prior to 2007, consisting of the Company's common stock and cash and the outstanding indebtedness of Cascade, was $526.3 million.

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

The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. On certain of the above acquisitions made in 2008, final fair market values are pending the completion of the review of the relevant assets and liabilities as of the acquisition date. The results of operations of the acquired businesses and properties are included in the financial statements since the date of each acquisition. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented, as such acquisitions were not material to the Company's financial position or results of operations.

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

In accordance with SFAS No. 144, the Company's consolidated financial statements and accompanying notes for prior periods present the results of operations of Innovatum and the domestic independent power production assets as discontinued operations. In addition, the assets and liabilities of these operations were treated as held for sale, and as a result, no depreciation, depletion and amortization expense was recorded from the time each of the assets was classified as held for sale.

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

Operating results related to Innovatum for the years ended December 31, 2007 and 2006, were as follows:
	2007	2006
	(In thousands)
Operating revenues	$1,748	$1,827
Loss from discontinued operations before income tax benefit	(210)	(5,994)
Income tax benefit	(316)	(3,834)
Income (loss) from discontinued operations, net of tax	$106	$(2,160)

The income tax benefit for the year ended December 31, 2006, is larger than the customary relationship between the income tax benefit and the loss before tax due to a capital loss tax benefit (which reflects the effect of the $4.3 million and $4.0 million goodwill impairments in 2006 and 2004, respectively) resulting from the sale of the Innovatum stock.

Operating results related to the domestic independent power production assets for the years ended December 31, 2007 and 2006, were as follows:

	2007	2006
	(In thousands)
Operating revenues	$125,867	$66,145
Income from discontinued operations (including gain on disposal in 2007 of $142.4 million) before income tax expense (benefit)	177,666	9,276
Income tax expense (benefit)	68,438	(863)
Income from discontinued operations, net of tax	$109,228	$10,139

The income tax benefit for the year ended December 31, 2006, reflects a renewable electricity production tax credit of $4.4 million.

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

The carrying amounts of the assets and liabilities related to discontinued operations at December 31, 2007, were not material.

NOTE 4 – EQUITY METHOD INVESTMENTS
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at December 31, 2008 and 2007, include the Brazilian Transmission Lines.

In August 2006, MDU Brasil acquired ownership interests in companies owning the Brazilian Transmission Lines. The interests involve the ENTE (13.3-percent ownership interest), ERTE (13.3-percent ownership interest) and ECTE (25-percent ownership interest) electric transmission lines, which are primarily in northeastern and southern Brazil. The transmission contracts provide for revenues denominated in the Brazilian Real, annual inflation adjustments and change in tax law adjustments and have between 22 and 24 years remaining under the contracts. Alusa, Brascan and CEMIG hold the remaining ownership interests, with CELESC also having an ownership interest in ECTE. The functional currency for the Brazilian Transmission Lines is the Brazilian Real.

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

At December 31, 2008 and 2007, the Company's equity method investments had total assets of $294.7 million and $398.4 million, respectively, and long-term debt of $158.0 million and $211.2 million, respectively. The Company's investment in its equity method investments was approximately $44.4 million and $59.0 million, including undistributed earnings of $6.8 million and $6.9 million, at December 31, 2008 and 2007, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2008, were as follows:
	Balance	Goodwill	Balance
	as of	Acquired	as of
	January 1,	During	December 31,
	2008	the Year*	2008
	(In thousands)
Electric	$ ---	$ ---	$ ---
Natural gas distribution	171,129	173,823	344,952
Construction services	91,385	4,234	95,619
Pipeline and energy services	1,159	---	1,159
Natural gas and oil production	---	---	---
Construction materials and contracting	162,025	11,980	174,005
Other	---	---	---
Total	$425,698	$190,037	$615,735
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

The changes in the carrying amount of goodwill for the year ended December 31, 2007, were as follows:
	Balance	Goodwill	Balance
	as of	Acquired	as of
	January 1,	During	December 31,
	2007	the Year*	2007
	(In thousands)
Electric	$ ---	$ ---	$ ---
Natural gas distribution	---	171,129	171,129
Construction services	86,942	4,443	91,385
Pipeline and energy services	1,159	---	1,159
Natural gas and oil production	---	---	---
Construction materials and contracting	136,197	25,828	162,025
Other	---	---	---
Total	$224,298	$201,400	$425,698
*Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Other amortizable intangible assets at December 31, 2008 and 2007, were as follows:

	2008	2007
	(In thousands)
Customer relationships	$21,842	$21,834
Accumulated amortization	(6,985)	(4,444)
	14,857	17,390
Noncompete agreements	10,080	10,655
Accumulated amortization	(5,126)	(3,654)
	4,954	7,001
Other	10,949	5,943
Accumulated amortization	(2,368)	(2,542)
	8,581	3,401
Total	$28,392	$27,792

Amortization expense for intangible assets for the years ended December 31, 2008, 2007 and 2006, was $5.1 million, $4.4 million and $4.3 million, respectively. Estimated amortization expense for intangible assets is $5.1 million in 2009, $3.7 million in 2010, $3.1 million in 2011, $3.0 million in 2012, $2.5 million in 2013 and $11.0 million thereafter.

NOTE 6 – REGULATORY ASSETS AND LIABILITIES
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:
	2008	2007
	(In thousands)
Regulatory assets:
Pension and postretirement benefits	$119,868	$21,613
Natural gas supply derivatives	89,813	16,324
Natural gas cost recoverable through rate adjustments	51,699	3,896
Deferred income taxes*	46,855	43,866
Long-term debt refinancing costs	9,991	10,605
Plant costs	8,534	4,930
Other	12,802	11,916
Total regulatory assets	339,562	113,150
Regulatory liabilities:
Plant removal and decommissioning costs	94,737	89,991
Deferred income taxes*	65,909	17,630
Taxes refundable to customers	25,642	22,580
Natural gas supply derivatives	5,540	5,631
Natural gas costs refundable through rate adjustments	64	11,568
Other	7,460	8,250
Total regulatory liabilities	199,352	155,650
Net regulatory position	$140,210	$(42,500)
* Represents deferred income taxes related to regulatory assets and liabilities.

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates.

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

In the event a derivative instrument being accounted for as a cash flow hedge does not qualify for hedge accounting because it is no longer highly effective in offsetting changes in cash flows of a hedged item; if the derivative instrument expires or is sold, terminated or exercised; or if management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate, hedge accounting would be discontinued and the derivative instrument would continue to be carried at fair value with changes in its fair value recognized in earnings. In these circumstances, the net gain or loss at the time of discontinuance of hedge accounting would remain in accumulated other comprehensive income (loss) until the period or periods during which the hedged forecasted transaction affects earnings, at which time the net gain or loss would be reclassified into earnings. In the event a cash flow hedge is discontinued because it is unlikely that a forecasted transaction will occur, the derivative instrument would continue to be carried on the balance sheet at its fair value, and gains and losses that had accumulated in other comprehensive income (loss) would be recognized immediately in earnings. In the event of a sale, termination or extinguishment of a foreign currency derivative, the resulting gain or loss would be recognized immediately in earnings. The Company's policy requires approval to terminate a derivative instrument prior to its original maturity. As of December 31, 2008, the Company had no outstanding foreign currency or interest rate hedges.

Cascade and Intermountain
At December 31, 2008, Cascade and Intermountain held natural gas swap agreements which were not designated as hedges. Cascade and Intermountain utilize natural gas swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas on their forecasted purchases of natural gas for core customers in accordance with authority granted by the IPUC, WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Cascade and Intermountain apply SFAS No. 71 and record periodic changes in the fair market value of the derivative instruments on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade and Intermountain will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. At December 31, 2008, the fair value of Cascade’s natural gas swap agreements is presented net of the collateral provided to the counterparty of $11.1 million.

Fidelity
At December 31, 2008, Fidelity held natural gas swaps, a basis swap and collar agreements designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas on its forecasted sales of natural gas production. These derivatives were designated as cash flow hedges of the forecasted sales of the related production.

The fair value of the hedging instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Changes in the fair value attributable to the effective portion of hedging instruments, net of tax, are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). At the date the natural gas quantities are settled, the amounts accumulated in other comprehensive income (loss) are reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in earnings. The proceeds received for natural gas production are generally based on market prices.

For the years ended December 31, 2008, 2007 and 2006, the amount of hedge ineffectiveness was immaterial, and there were no components of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur. There were no such reclassifications into earnings as a result of the discontinuance of hedges.

Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in the line item in which the hedged item is recorded. As of December 31, 2008, the maximum term of the swap and collar agreements, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 36 months. The Company estimates that over the next 12 months, net gains of approximately $47.6 million (after tax) will be reclassified from accumulated other comprehensive income into earnings, subject to changes in natural gas market prices, as the hedged transactions affect earnings.

NOTE 8 – FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, as discussed in Note 1.

Upon the adoption of SFAS No. 159, the Company elected to measure its investments in certain fixed-income and equity securities at fair value. These investments had previously been accounted for as available-for-sale investments in accordance with SFAS No. 115. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $27.7 million as of December 31, 2008, are classified as Investments on the Consolidated Balance Sheets. The decrease in the fair value of these investments for the year ended December 31, 2008, was $8.6 million (before tax), which is considered part of the cost of the plan, and is classified in operation and maintenance expense on the Consolidated Statements of Income. The Company did not elect the fair value option for its remaining available-for-sale securities, which are auction rate securities. The Company’s auction rate securities, which totaled $11.4 million at December 31, 2008, are accounted for as available-for-sale in accordance with SFAS No. 115 and are recorded at fair value. The fair value of the auction rate securities approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at December 31, 2008, Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)		(Level 2)	(Level 3)
	(In thousands)
Assets:
Available-for-sale securities	$39,125		$27,725	$11,400	$	---
Commodity derivative instruments - current	78,164		---	78,164		---
Commodity derivative instruments - noncurrent	3,222		---	3,222		---
Total assets measured at fair value	$120,511		$27,725	$92,786	$	---
Liabilities:
Commodity derivative instruments - current	$56,529	$	---	$56,529	$	---
Commodity derivative instruments - noncurrent	23,534		---	23,534		---
Total liabilities measured at fair value	$80,063	$	---	$80,063	$	---
Note: The fair value of the commodity derivative agreements in a current liability position is presented net of collateral provided to the counterparty by Cascade of $11.1 million.

The estimated fair value of the Company’s Level 1 available-for-sale securities is based on quoted market prices in active markets for identical equity and fixed-income securities. The estimated fair value of the Company’s Level 2 available-for-sale securities is based on comparable market transactions. The estimated fair values of the Company’s commodity derivative instruments reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date. These values are based upon, among other things, futures prices, volatility and time to maturity.

The Company’s long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The estimated fair value of the Company’s long-term debt was based on quoted market prices of the same or similar issues.

The estimated fair value of the Company's long-term debt at December 31 was as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Long-term debt	$1,647,302	$1,577,907	$1,308,463	$1,293,863

The estimated fair value of the Company’s commodity derivative instruments at December 31 was as follows:

	2007
	Carrying	Fair
	Amount	Value
	(In thousands)
Commodity derivative instruments – current asset	$12,740	$12,740
Commodity derivative instruments – current liability	$(14,799)	$(14,799)
Commodity derivative instruments – noncurrent asset	$3,419	$3,419
Commodity derivative instruments – noncurrent liability	$(2,570)	$(2,570)

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

NOTE 9 – SHORT-TERM BORROWINGS
MDU Resources Group, Inc. In connection with the funding of the Intermountain acquisition, on September 26, 2008, the Company entered into a term loan agreement providing for a commitment amount of $175 million. On October 1, 2008, the Company borrowed $170 million under this agreement, which expires on March 24, 2009. There was $57.0 million outstanding under the term loan agreement at December 31, 2008.

The agreement contains customary covenants and default provisions, including covenants of the Company not to permit, as of the end of any fiscal quarter, (A) the ratio of funded debt to total capitalization (on a consolidated basis) to be greater than 65 percent or (B) the ratio of funded debt to capitalization (determined with respect to the Company only, excluding subsidiaries) to be greater than 65 percent. The agreement also includes a covenant that does not permit the ratio of the Company’s earnings before interest, taxes, depreciation and amortization to interest expense (determined with respect to the Company only, excluding subsidiaries), for the 12-month period ended each fiscal quarter, to be less than 2.5 to 1. The Company was in compliance with these covenants and met the required conditions at December 31, 2008.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

Cascade Natural Gas Corporation Cascade has a revolving credit agreement with various banks totaling $50 million with certain provisions allowing for increased borrowings, up to a maximum of $75 million. The $50 million credit agreement expires on December 28, 2012, with provisions allowing for an extension of up to two years upon consent of the banks. Cascade also has a revolving credit agreement totaling $15 million, which expires on March 11, 2009. Under the terms of the $50 million credit agreement, $48.1 million and $1.7 million were outstanding at December 31, 2008 and 2007, respectively. There was no amount outstanding under the $15 million credit agreement at December 31, 2008. These borrowings are classified as short-term borrowings as Cascade intends to repay the borrowings within one year. The weighted average interest rate for borrowings outstanding at December 31, 2008, was less than one percent. As of December 31, 2008, there were outstanding letters of credit, as discussed in Note 20, of which $1.9 million reduced amounts available under the $50 million credit agreement.

In order to borrow under Cascade's credit agreements, Cascade must be in compliance with the applicable covenants and certain other conditions. This includes a covenant not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Cascade was in compliance with these covenants and met the required conditions at December 31, 2008.

Cascade's credit agreements contain cross-default provisions. These provisions state that if Cascade fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the agreement will be in default. Certain of Cascade's financing agreements and Cascade's practices limit the amount of subsidiary indebtedness.

NOTE 10 – LONG-TERM DEBT AND INDENTURE PROVISIONS
Long-term debt outstanding at December 31 was as follows:

	2008	2007
	(In thousands)
First mortgage bonds and notes:
Secured Medium-Term Notes, Series A, at a weighted
average rate of 8.26%, due on dates ranging from
October 1, 2009 to April 1, 2012	$5,500	$20,500
Senior Notes, 5.98%, due December 15, 2033	30,000	30,000
Total first mortgage bonds and notes	35,500	50,500
Senior Notes at a weighted average rate of 5.96%,
due on dates ranging from February 2, 2009
to March 8, 2037	1,271,227	1,064,000
Commercial paper at a weighted average rate of 4.15%,
supported by revolving credit agreements	172,500	61,000
Medium-Term Notes at a weighted average rate of 7.72%,
due on dates ranging from September 4, 2012
to March 16, 2029	81,000	81,000
Credit agreements at a weighted average rate of 3.69%, due
on dates ranging from May 1, 2009 to November 30, 2038	44,205	8,286
Other notes at a weighted average rate of 5.24%, due on
dates ranging from September 1, 2020 to February 1, 2035	42,971	43,679
Discount	(101)	(2)
Total long-term debt	1,647,302	1,308,463
Less current maturities	78,666	161,682
Net long-term debt	$1,568,636	$1,146,781

The amounts of scheduled long-term debt maturities for the five years and thereafter following December 31, 2008, aggregate $78.7 million in 2009; $49.1 million in 2010; $94.8 million in 2011; $290.7 million in 2012; $258.8 million in 2013 and $875.2 million thereafter.

Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2008.

MDU Resources Group, Inc. The Company has a revolving credit agreement with various banks totaling $125 million (with provision for an increase, at the option of the Company on stated conditions, up to a maximum of $150 million). There were no amounts outstanding under the credit agreement at December 31, 2008 and 2007. The credit agreement supports the Company’s $125 million commercial paper program. Although volatility in the capital markets has recently increased significantly, the Company continues to issue commercial paper to meet its current needs. Under the Company’s commercial paper program, $22.5 million and $61.0 million was outstanding at December 31, 2008 and 2007, respectively. The commercial paper borrowings are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings (supported by the credit agreement, which expires on June 21, 2011).

In order to borrow under the Company's credit agreement, the Company must be in compliance with the applicable covenants and certain other conditions, including covenants not to permit, as of the end of any fiscal quarter, (A) the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent or (B) the ratio of funded debt to capitalization (determined with respect to the Company alone, excluding its subsidiaries) to be greater than 65 percent. Also included is a covenant that does not permit the ratio of the Company's earnings before interest, taxes, depreciation and amortization to interest expense (determined with respect to the Company alone, excluding its subsidiaries), for the 12-month period ended each fiscal quarter, to be less than 2.5 to 1. Other covenants include restrictions on the sale of certain assets and on the making of certain investments. The Company was in compliance with these covenants and met the required conditions at December 31, 2008. In the event the Company does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

There are no credit facilities that contain cross-default provisions between the Company and any of its subsidiaries.

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Mortgage and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Mortgage, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of December 31, 2008, the Company could have issued approximately $620 million of additional first mortgage bonds.

Approximately $618.8 million in net book value of the Company’s electric and natural gas distribution properties at December 31, 2008, with certain exceptions, are subject to the lien of the Mortgage and to the junior lien of the Indenture.

MDU Energy Capital, LLC On October 1, 2008, MDU Energy Capital entered into an amendment to its master shelf agreement which increased the facility amount from $125 million to $175 million. Under the terms of the master shelf agreement, $165.0 million and $85.0 million was outstanding at December 31, 2008 and 2007, respectively. MDU Energy Capital may incur additional indebtedness under the master shelf agreement until the earlier of August 14, 2010, or such time as the agreement is terminated by either of the parties thereto.

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

The master shelf agreement contains customary covenants and provisions, including covenants of MDU Energy Capital not to permit (A) the ratio of its total debt (on a consolidated basis) to adjusted total capitalization to be greater than 70 percent, or (B) the ratio of subsidiary debt to subsidiary capitalization to be greater than 65 percent, or (C) the ratio of Intermountain’s total debt (determined on a consolidated basis) to total capitalization to be greater than 65 percent. The agreement also includes a covenant requiring the ratio of MDU Energy Capital earnings before interest and taxes to interest expense (on a consolidated basis), for the 12-month period ended each fiscal quarter to be greater than 1.5 to 1. MDU Energy Capital was in compliance with these covenants and met the required conditions at December 31, 2008. In addition, payment obligations under the master shelf agreement may be accelerated upon the occurrence of an event of default (as described in the agreement).

Intermountain Gas Company Intermountain has a revolving credit agreement with various banks totaling $65 million with certain provisions allowing for increased borrowings, up to a maximum of $70 million. The credit agreement expires on August 31, 2010. Under the terms of the credit agreement, $36.5 million was outstanding at December 31, 2008.

In order to borrow under Intermountain's credit agreement, Intermountain must be in compliance with the applicable covenants and certain other conditions, including covenants not to permit, as of the end of any fiscal quarter, (A) the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent, or (B) the ratio of Intermountain’s earnings before interest, taxes, depreciation and amortization to interest expense (determined on a consolidated basis), for the 12-month period ended each fiscal quarter, to be less than 2 to 1. Other covenants include limitations on the sale of certain assets and on the making of certain loans and investments. Intermountain was in compliance with these covenants and met the required conditions at December 31, 2008. In the event Intermountain does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Intermountain's credit agreement contains cross-default provisions. These provisions state that if (i) Intermountain fails to make any payment with respect to any indebtedness or guarantee in excess of $5 million, (ii) any other event occurs that would permit the holders of indebtedness or the beneficiaries of guarantees to become payable, or (iii) certain conditions result in an early termination date under any swap contract, then Intermountain shall be in default under the revolving credit agreement.

Centennial Energy Holdings, Inc. Centennial has a revolving credit agreement with various banks and institutions totaling $400 million with certain provisions allowing for increased borrowings. The credit agreement supports Centennial’s $400 million commercial paper program. Although volatility in the capital markets has recently increased significantly, the Company continues to issue commercial paper to meet its current needs. There were no outstanding borrowings under the Centennial credit agreement at December 31, 2008 and 2007. Under the Centennial commercial paper program, $150.0 million was outstanding at December 31, 2008, and there was no amount outstanding at December 31, 2007. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings (supported by the Centennial credit agreement). The revolving credit agreement includes a provision for an increase, at the option of Centennial on stated conditions, up to a maximum of $450 million and expires on

December 13, 2012. As of December 31, 2008, Centennial had letters of credit outstanding, as discussed in Note 20, of which $24.3 million reduced amounts available under the agreement.

Centennial has an uncommitted long-term master shelf agreement that allows for borrowings of up to $550 million. Under the terms of the master shelf agreement, $509.0 million and $418.5 million was outstanding at December 31, 2008 and 2007, respectively. The ability to request additional borrowings under this master shelf agreement expires on May 8, 2009.

In order to borrow under Centennial’s credit agreement and the Centennial uncommitted long-term master shelf agreement, Centennial and certain of its subsidiaries must be in compliance with the applicable covenants and certain other conditions, including covenants not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 65 percent (for the $400 million credit agreement) and 60 percent (for the master shelf agreement). The master shelf agreement also includes a covenant that does not permit the ratio of Centennial's earnings before interest, taxes, depreciation and amortization to interest expense, for the 12-month period ended each fiscal quarter, to be less than 1.75 to 1. Other covenants include minimum consolidated net worth, limitation on priority debt and restrictions on the sale of certain assets and on the making of certain loans and investments. Centennial and such subsidiaries were in compliance with these covenants and met the required conditions at December 31, 2008. In the event Centennial or such subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

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

Williston Basin Interstate Pipeline Company In December 2008, Williston Basin entered into an uncommitted long-term private shelf agreement that allows for borrowings up to $125 million. Under the terms of the private shelf agreement, $72.5 million was outstanding at December 31, 2008. The $72.5 million outstanding consists of $20.0 million of notes issued under the private shelf agreement and $52.5 million of notes issued under a master shelf agreement that expired on December 20, 2008. At December 31, 2007, $80.0 million was outstanding under the prior agreement. The ability to request additional borrowings under this private shelf agreement expires on December 23, 2010, with certain provisions allowing for an extension to December 23, 2011.

In order to borrow under its uncommitted long-term private shelf agreement, Williston Basin must be in compliance with the applicable covenants and certain other conditions, including covenants not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include limitation on priority debt and some restrictions on the sale of certain assets and the making of certain investments. Williston Basin was in compliance with these covenants and met the required conditions at December 31, 2008. In the event Williston Basin does not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

NOTE 11 – ASSET RETIREMENT OBLIGATIONS
The Company records obligations related to the plugging and abandonment of natural gas and oil wells, decommissioning of certain electric generating facilities and reclamation of certain aggregate properties.

A reconciliation of the Company's liability, which is included in other liabilities, for the years ended December 31 was as follows:

	2008	2007
	(In thousands)
Balance at beginning of year	$64,453	$56,179
Liabilities incurred	2,943	4,149
Liabilities acquired	2,369	652
Liabilities settled	(3,188)	(5,896)
Accretion expense	3,191	3,081
Revisions in estimates	207	6,100
Other	172	188
Balance at end of year	$70,147	$64,453

The Company believes that any expenses related to asset retirement obligations at the Company’s regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets.

The fair value of assets that are legally restricted for purposes of settling asset retirement obligations at December 31, 2008 and 2007, was $5.9 million and $5.8 million, respectively.

NOTE 12 – PREFERRED STOCKS
Preferred stocks at December 31 were as follows:

	2008	2007
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

In 1998, the Company's Board of Directors declared, pursuant to a stockholders' rights plan, a dividend of one preference share purchase right for each outstanding share of the Company's common stock. The rights expired on December 31, 2008.

The Stock Purchase Plan provides interested investors the opportunity to make optional cash investments and to reinvest all or a percentage of their cash dividends in shares of the Company's common stock. The K-Plan is partially funded with the Company's common stock. From July 2006 through March 2007 and October 1, 2008 through October 21, 2008, the Stock Purchase Plan and K-Plan, with respect to Company stock, were funded with shares of authorized but unissued common stock. From January 2006 through June 2006, April 2007 through September 30, 2008, and October 22, 2008 through December 2008, purchases of shares of common stock on the open market were used to fund the Stock Purchase Plan and K-Plan. At December 31, 2008, there were 20.2 million shares of common stock reserved for original issuance under the Stock Purchase Plan and K-Plan.

NOTE 14 – STOCK-BASED COMPENSATION
The Company has several stock-based compensation plans and is authorized to grant options, restricted stock and stock for up to 17.1 million shares of common stock and has granted options, restricted stock and stock of 7.3 million shares through December 31, 2008. The Company generally issues new shares of common stock to satisfy stock option exercises, restricted stock, stock and performance share awards.

Total stock-based compensation expense was $3.7 million, net of income taxes of $2.3 million in 2008; $4.7 million, net of income taxes of $3.1 million in 2007; and $3.5 million, net of income taxes of $2.2 million in 2006.

As of December 31, 2008, total remaining unrecognized compensation expense related to stock-based compensation was approximately $5.0 million (before income taxes) which will be amortized over a weighted average period of 1.7 years.

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

The fair value of each option outstanding was estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the stock option plans at December 31, 2008, and changes during the year then ended was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	1,495,908	$13.09
Forfeited	(15,770)	12.30
Exercised	(476,314)	12.48
Balance at end of year	1,003,824	13.39
Exercisable at end of year	976,856	$13.38

Summarized information about stock options outstanding and exercisable as of December 31, 2008, was as follows:

	Options Outstanding				Options Exercisable
		Remaining	Weighted	Aggregate		Weighted	Aggregate
		Contractual	Average	Intrinsic		Average	Intrinsic
Range of	Number	Life	Exercise	Value	Number	Exercise	Value
Exercisable Prices	Outstanding	in Years	Price	(000's)	Exercisable	Price	(000's)

$8.88 – 11.00	15,186	1.1	$9.86	$178	15,186	$9.86	$178
11.01 – 14.00	915,659	2.2	13.20	7,673	894,124	13.21	7,487
14.01 – 17.13	72,979	2.2	16.46	374	67,546	16.48	345
Balance at end of year	1,003,824	2.2	$13.39	$8,225	976,856	$13.38	$8,010

The aggregate intrinsic value in the preceding table represents the total intrinsic value (before income taxes), based on the Company's stock price on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average remaining contractual life of options exercisable was 2.2 years at December 31, 2008.

The Company received cash of $5.9 million, $10.2 million and $4.5 million from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $8.1 million, $11.2 million and $4.4 million, respectively.

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

A summary of the status of the restricted stock awards for the year ended December 31, 2008, was as follows:
		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of period	26,733	$13.22
Vested	---	---
Forfeited	(6,127)	13.22
Nonvested at end of period	20,606	$13.22

The fair value of restricted stock awards that vested during the year ended December 31, 2006, was $1.8 million.

Stock awards
Nonemployee directors may receive shares of common stock instead of cash in payment for directors' fees under the nonemployee director stock compensation plan. There were 45,675 shares with a fair value of $1.2 million, 48,228 shares with a fair value of $1.5 million and 50,627 shares with a fair value of $1.3 million issued under this plan during the years ended December 31, 2008, 2007 and 2006, respectively.

Performance share awards
Since 2003, key employees of the Company have been awarded performance share awards each year. Entitlement to performance shares is based on the Company's total shareholder return over designated performance periods as measured against a selected peer group.

Target grants of performance shares outstanding at December 31, 2008, were as follows:

		Target Grant
Grant Date	Performance Period	of Shares
February 2006	2006-2008	185,182
February 2007	2007-2009	175,596
February 2008	2008-2010	186,089

Participants may earn from zero to 200 percent of the target grant of shares based on the Company's total shareholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value. The grant-date fair value of performance share awards granted during the years ended December 31, 2008, 2007 and 2006, was $30.71, $23.55 and $25.22, per share, respectively. The grant-date fair value for the performance shares was determined by Monte Carlo simulation using a blended volatility term structure comprised of 50 percent historical volatility and 50 percent implied volatility and a risk-free interest rate term structure based on U.S. Treasury security rates in effect as of the grant date. In addition, the mean over all simulation paths of the discounted dividends expected to be earned in the performance period used in the valuation was $1.64, $1.25 and $1.37 per target share for the 2008, 2007 and 2006 awards, respectively. The fair value of performance share awards that vested during the years ended December 31, 2008, 2007 and 2006, was $8.5 million, $6.0 million and $2.2 million, respectively.

A summary of the status of the performance share awards for the year ended December 31, 2008, was as follows:
		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of period	624,499	$21.91
Granted	192,147	30.71
Additional performance shares earned	61,461	18.36
Vested	(317,542)	18.36
Forfeited	(13,698)	26.57
Nonvested at end of period	546,867	$26.55

NOTE 15 – INCOME TAXES
The components of income before income taxes for each of the years ended December 31 were as follows:
	2008	2007	2006
	(In thousands)
United States	$436,029	$508,210	$469,741
Foreign	5,120	4,600	4,148
Income before income taxes	$441,149	$512,810	$473,889

Income tax expense for the years ended December 31 was as follows:

	2008	2007	2006
	(In thousands)
Current:
Federal	$82,279	$106,399	$108,843
State	(184)	15,135	18,487
Foreign	(104)	235	136
	81,991	121,769	127,466
Deferred:
Income taxes –
Federal	59,963	58,030	34,693
State	5,332	9,656	4,357
Investment tax credit	(405)	(414)	(405)
	64,890	67,272	38,645
Change in uncertain tax benefits	422	869	---
Change in accrued interest	173	114	---
Total income tax expense	$147,476	$190,024	$166,111

Components of deferred tax assets and deferred tax liabilities recognized at December 31 were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Accrued pension costs	$93,371	$44,002
Regulatory matters	46,855	43,866
Asset retirement obligations	22,707	15,163
Deferred compensation	12,015	13,677
Other	62,456	45,335
Total deferred tax assets	237,404	162,043
Deferred tax liabilities:
Depreciation and basis differences on property,
plant and equipment	562,326	498,933
Basis differences on natural gas and oil producing
properties	284,231	260,417
Regulatory matters	65,909	17,630
Natural gas and oil price swap and collar agreements	30,414	3,989
Other	42,725	42,044
Total deferred tax liabilities	985,605	823,013
Net deferred income tax liability	$(748,201)	$(660,970)

As of December 31, 2008 and 2007, no valuation allowance has been recorded associated with the above deferred tax assets.

The following table reconciles the change in the net deferred income tax liability from December 31, 2007, to December 31, 2008, to deferred income tax expense:

2008
(In thousands)
Change in net deferred income tax liability from the preceding table	$87,231
Deferred taxes associated with other comprehensive income	(11,761)
Deferred taxes associated with acquisitions	(20,700)
Other	10,120
Deferred income tax expense for the period	$64,890

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal
statutory rate	$154,402	35.0	$179,484	35.0	$165,861	35.0
Increases (reductions)
resulting from:
State income taxes,
net of federal
income tax benefit	10,709	2.4	17,121	3.3	17,786	3.8
Domestic production
activities deduction	(3,031)	(.7)	(4,787)	(.9)	(2,324)	(.5)
Depletion allowance	(2,932)	(.7)	(4,073)	(.8)	(4,784)	(1.0)
Deductible K-Plan
dividends	(2,144)	(.5)	(2,134)	(.4)	---	---
Federal renewable energy
credit	(1,235)	(.3)	---	---	---	---
Resolution of tax matters
and uncertain tax
positions	595	.1	208	---	(3,660)	(.8)
Foreign operations	423	.1	9,603	1.8	136	---
Other	(9,311)	(2.0)	(5,398)	(.9)	(6,904)	(1.4)
Total income tax expense	$147,476	33.4	$190,024	37.1	$166,111	35.1

Prior to the sale of the domestic independent power production assets on July 10, 2007, as discussed in Note 3, the Company considered earnings (including the gain from the sale of its foreign equity method investment in a natural gas-fired electric generating facility in Brazil in 2005) to be reinvested indefinitely outside of the United States and, accordingly, no U.S. deferred income taxes were recorded with respect to such earnings. Following the sale of these assets, the Company reconsidered its long-term plans for future development and expansion of its foreign investment and has determined that it has no immediate plans to explore or invest in additional foreign investments at this time. Therefore, in accordance with SFAS No. 109, in the third quarter of 2007, deferred income taxes were accrued with respect to the temporary differences which had not been previously recorded. The amount of cumulative undistributed earnings for which there are temporary differences is approximately $34 million at December 31, 2008. The amount of deferred tax liability, net of allowable foreign tax credits, associated with the undistributed earnings at December 31, 2008, was approximately $10.8 million, which was largely recognized in 2007. Future earnings will also be subject to additional U.S. taxes, net of allowable foreign tax credits.

On January 1, 2007, the Company adopted FIN 48. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending prior to 2004.

Upon the adoption of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits, which was not material and was accounted for as an increase to the January 1, 2007,

balance of retained earnings. At the date of adoption, the amount of unrecognized tax benefits was $4.5 million, including interest.

A reconciliation of the unrecognized tax benefits (excluding interest) for the years ended December 31, was as follows:

	2008	2007
	(In thousands)
Balance at beginning of year	$3,735	$4,241
Additions based on tax positions related to the current year	1,102	373
Additions for tax positions of prior years	1,811	588
Reductions for tax positions of prior years	(1,062)	---
Lapse of statute of limitations	---	(1,467)
Balance at end of year	$5,586	$3,735

Included in the balance of unrecognized tax benefits at December 31, 2008, were $540,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2008, was $5.7 million, including approximately $614,000 for the payment of interest and penalties.

The Company does not anticipate the amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $819,000, $680,000 and $7,100, respectively, in interest expense. Penalties were not material in 2008, 2007 and 2006. The Company recognized interest income of approximately $223,000, $480,000 and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had accrued liabilities of approximately $1.4 million, $718,000 and $436,000 at December 31, 2008, 2007 and 2006, respectively, for the payment of interest.

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

The electric segment generates, transmits and distributes electricity in Montana, North Dakota, South Dakota and Wyoming. The natural gas distribution segment distributes natural gas in those states as well as in Idaho, Minnesota, Oregon and Washington. These operations also supply related value-added products and services.

The construction services segment specializes in constructing and maintaining electric and communication lines, gas pipelines, fire protection systems, and external lighting and traffic signalization equipment. This segment also provides utility excavation services and inside electrical wiring, cabling and mechanical services, sells and distributes electrical materials, and manufactures and distributes specialty equipment.

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

The construction materials and contracting segment mines aggregates and markets crushed stone, sand, gravel and related construction materials, including ready-mixed concrete, cement, asphalt, liquid asphalt and other value-added products. It also performs integrated contracting services. This segment operates in the central, southern and western United States and Alaska and Hawaii.

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

The information below follows the same accounting policies as described in the Summary of Significant Accounting Policies. Information on the Company's businesses as of December 31 and for the years then ended was as follows:

	2008		2007		2006
	(In thousands)
External operating revenues:
Electric		$208,326		$193,367		$187,301
Natural gas distribution		1,036,109		532,997		351,988
Pipeline and energy services		440,764		369,345		349,997
		1,685,199		1,095,709		889,286
Construction services		1,256,759		1,102,566		987,079
Natural gas and oil production		420,637		288,148		251,153
Construction materials and contracting		1,640,683		1,761,473		1,877,021
Other		---		---		---
		3,318,079		3,152,187		3,115,253
Total external operating revenues		$5,003,278		$4,247,896		$4,004,539

Intersegment operating revenues:
Electric	$	---	$	---	$	---
Natural gas distribution		---		---		---
Construction services		560		649		503
Pipeline and energy services		91,389		77,718		93,723
Natural gas and oil production		291,642		226,706		232,799
Construction materials and contracting		---		---		---
Other		10,501		10,061		8,117
Intersegment eliminations		(394,092)		(315,134)		(335,142)
Total intersegment operating revenues	$	---	$	---	$	---

Depreciation, depletion and amortization:
Electric	$24,030	$22,549	$21,396
Natural gas distribution	32,566	19,054	9,776
Construction services	13,398	14,314	15,449
Pipeline and energy services	23,654	21,631	13,288
Natural gas and oil production	170,236	127,408	106,768
Construction materials and contracting	100,853	95,732	88,723
Other	1,283	1,244	1,131
Total depreciation, depletion and amortization	$366,020	$301,932	$256,531

Interest expense:
Electric	$8,674	$6,737	$6,493
Natural gas distribution	24,004	13,566	3,885
Construction services	4,893	4,878	6,295
Pipeline and energy services	8,314	8,769	8,094
Natural gas and oil production	12,428	8,394	9,864
Construction materials and contracting	24,291	23,997	25,943
Other	374	10,717	11,775
Intersegment eliminations	(1,451)	(4,821)	(254)
Total interest expense	$81,527	$72,237	$72,095

Income taxes:
Electric	$8,225	$8,528	$7,403
Natural gas distribution	18,827	6,477	2,108
Construction services	26,952	26,829	16,497
Pipeline and energy services	15,427	18,524	18,938
Natural gas and oil production	68,701	78,348	78,960
Construction materials and contracting	8,947	39,045	46,245
Other	397	12,273	(4,040)
Total income taxes	$147,476	$190,024	$166,111

Earnings on common stock:
Electric	$18,755	$17,700	$14,401
Natural gas distribution	34,774	14,044	5,680
Construction services	49,782	43,843	27,851
Pipeline and energy services	26,367	31,408	32,126
Natural gas and oil production	122,326	142,485	145,657
Construction materials and contracting	30,172	77,001	85,702
Other	10,812	(4,380)	(4,324)
Earnings on common stock before income from
discontinued operations	292,988	322,101	307,093
Income from discontinued operations, net of tax	---	109,334	7,979
Total earnings on common stock	$292,988	$431,435	$315,072

Capital expenditures:
Electric	$72,989	$91,548	$39,055
Natural gas distribution	398,116	500,178	15,398
Construction services	24,506	18,241	31,354
Pipeline and energy services	42,960	39,162	42,749
Natural gas and oil production	710,742	283,589	328,979
Construction materials and contracting	127,578	189,727	141,088
Other	774	1,621	2,052
Net proceeds from sale or disposition of property	(86,927)	(24,983)	(30,501)
Net capital expenditures before discontinued operations	1,290,738	1,099,083	570,174
Discontinued operations	---	(548,216)	33,090
Total net capital expenditures	$1,290,738	$550,867	$603,264

Assets:
Electric*	$479,639	$428,200	$353,593
Natural gas distribution*	1,548,005	942,454	264,102
Construction services	476,092	456,564	401,832
Pipeline and energy services	506,872	500,755	474,424
Natural gas and oil production	1,792,792	1,299,406	1,173,797
Construction materials and contracting	1,552,296	1,642,729	1,562,868
Other**	232,149	322,326	672,858
Total assets	$6,587,845	$5,592,434	$4,903,474

Property, plant and equipment:
Electric*	$848,725	$784,705	$703,838
Natural gas distribution*	1,429,487	948,446	289,106
Construction services	111,301	101,935	94,754
Pipeline and energy services	640,921	600,712	562,596
Natural gas and oil production	2,477,402	1,923,899	1,636,245
Construction materials and contracting	1,524,029	1,538,716	1,410,657
Other	30,372	31,833	30,529
Less accumulated depreciation, depletion and
amortization	2,761,319	2,270,691	1,735,302
Net property, plant and equipment	$4,300,918	$3,659,555	$2,992,423
* Includes allocations of common utility property.
**    Includes the domestic independent power production assets in 2006 that were sold in 2007, and assets not directly assignable to a business (i.e. cash and cash equivalents, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

Note: 2008 results reflect an $84.2 million after-tax noncash write-down of natural gas and oil properties.

The pipeline and energy services segment recognized income from discontinued operations, net of tax, of $106,000 for the year ended December 31, 2007, and a loss from discontinued operations, net of tax, of $2.1 million for the year ended December 31, 2006. The Other category reflects income from discontinued operations, net of tax, of $109.2 million and $10.1 million for the years ended December 31, 2007 and 2006, respectively.

Excluding income (loss) from discontinued operations at pipeline and energy services, earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from construction services, natural gas and oil production, construction materials and contracting, and other are all from nonregulated operations.

Capital expenditures for 2008, 2007 and 2006 include noncash transactions, including the issuance of the Company's equity securities, in connection with acquisitions and the outstanding indebtedness related to the 2008 Intermountain acquisition and the 2007 Cascade acquisition. The noncash transactions were $97.6 million in 2008, $217.3 million in 2007 and immaterial in 2006.

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

Changes in benefit obligation and plan assets for the year ended December 31, 2008, and amounts recognized in the Consolidated Balance Sheets at December 31, 2008, were as follows:

	Pension Benefits			Other Postretirement Benefits
	2008		2007	2008		2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year		$359,923	$298,398		$81,581	$67,724
Service cost		8,812	9,098		1,977	1,865
Interest cost		21,264	18,591		5,079	4,212
Plan participants' contributions		---	---		2,120	1,790
Amendments		---	---		(382)	---
Actuarial (gain) loss		(8,336)	(8,079)		763	482
Acquisition		---	63,556		9,872	11,734
Benefits paid		(23,138)	(21,641)		(6,685)	(6,226)
Benefit obligation at end of year		358,525	359,923		94,325	81,581
Change in plan assets:
Fair value of plan assets at beginning of year		330,966	259,275		73,684	58,747
Actual gain (loss) on plan assets		(83,960)	28,393		(20,058)	2,357
Employer contribution		2,346	4,236		3,212	3,888
Plan participants' contributions		---	---		2,120	1,790
Acquisition		---	60,703		7,812	13,128
Benefits paid		(23,138)	(21,641)		(6,685)	(6,226)
Fair value of plan assets at end of year		226,214	330,966		60,085	73,684
Funded status – under		$(132,311)	$(28,957)		$(34,240)	$(7,897)
Amounts recognized in the Consolidated
Balance Sheets at December 31:
Prepaid benefit cost (noncurrent)	$	---	$10,253	$	---	$664
Accrued benefit liability (current)		---	---		(407)	(408)
Accrued benefit liability (noncurrent)		(132,311)	(39,210)		(33,833)	(8,153)
Net amount recognized		$(132,311)	$(28,957)		$(34,240)	$(7,897)
Amounts recognized in accumulated other
comprehensive (income) loss consist of:
Actuarial (gain) loss		$131,081	$30,006		$23,418	$(2,466)
Prior service cost (credit)		2,685	3,350		(8,151)	(10,524)
Transition obligation		---	---		8,503	10,628
Total		$133,766	$33,356		$23,770	$(2,362)

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. Accumulated other comprehensive (income) loss in the above table includes amounts related to regulated operations, which are recorded as regulatory assets (liabilities) and are expected to be reflected in rates charged to customers over time.

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

The accumulated benefit obligation for the defined benefit pension plans reflected above was $312.1 million and $307.7 million at December 31, 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2008 and 2007, were as follows:

	2008	2007
	(In thousands)
Projected benefit obligation	$358,525	$106,236
Accumulated benefit obligation	$312,110	$95,435
Fair value of plan assets	$226,214	$94,845

Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$8,812	$9,098	$8,901	$1,977	$1,865	$2,015
Interest cost	21,264	18,591	16,056	5,079	4,212	3,633
Expected return on assets	(26,501)	(22,524)	(19,913)	(5,657)	(4,776)	(4,119)
Amortization of prior service cost (credit)	665	756	913	(2,755)	(1,300)	46
Recognized net actuarial (gain) loss	1,050	1,605	1,699	594	73	(243)
Amortization of net transition obligation (asset)	---	---	(3)	2,125	2,125	2,125
Net periodic benefit cost, including amount capitalized	5,290	7,526	7,653	1,363	2,199	3,457
Less amount capitalized	642	991	689	307	373	261
Net periodic benefit cost	4,648	6,535	6,964	1,056	1,826	3,196
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss:
Net (gain) loss	102,125	(11,095)	(22,983)	26,478	1,507	(6,340)
Acquisition-related actuarial loss	---	12,291	---	---	9,818	---
Prior service credit	---	---	---	(382)	---	---
Acquisition-related prior service credit	---	(1,842)	---	---	(12,472)	---
Amortization of actuarial gain (loss)	(1,050)	(1,605)	(1,699)	(594)	(73)	243
Amortization of prior service (cost) credit	(665)	(756)	(913)	2,755	1,300	(46)
Amortization of net transition (obligation) asset	---	---	3	(2,125)	(2,125)	(2,125)
Total recognized in accumulated other comprehensive (income) loss	100,410	(3,007)	(25,592)	26,132	(2,045)	(8,268)
Total recognized in net periodic benefit cost and accumulated other comprehensive (income) loss	$105,058	$3,528	$(18,628)	$27,188	$(219)	$(5,072)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $3.9 million and $605,000, respectively. The estimated net loss, prior service credit and transition obligation for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are $1.1 million, $2.8 million and $2.1 million, respectively.

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:
			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	4.00%	4.20%	4.00%	4.50%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:
			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.50%	8.40%	7.50%	7.50%
Rate of compensation increase	4.20%	4.20%	4.50%	4.50%

The expected rate of return on plan assets is based on the targeted asset allocation of 70 percent equity securities and 30 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.

Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:
	2008	2007
Health care trend rate assumed for next year	6.0%-9.0%	6.0%-10.0%
Health care cost trend rate – ultimate	5.0%-6.0%	5.0%-6.0%
Year in which ultimate trend rate achieved	1999-2017	1999-2017

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

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have had the following effects at December 31, 2008:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service
and interest cost components	$157	$(1,092)
Effect on postretirement
benefit obligation	$2,809	$(10,944)

The Company's defined benefit pension plans' asset allocation at December 31, 2008 and 2007, and weighted average targeted asset allocations at December 31, 2008, were as follows:

			Weighted Average
	Percentage		Targeted Asset
	of Plan		Allocation
	Assets		Percentage
Asset Category	2008	2007	2008
Equity securities	46%	66%	70%
Fixed-income securities	25	29	30 *
Other**	29	5	---
Total	100%	100%	100%
* Includes target for both fixed-income securities and other. ** Largely cash and cash equivalents.

The Company's pension assets are managed by 11 outside investment managers. The Company's other postretirement assets are managed by three outside investment managers. The Company's investment policy with respect to pension and other postretirement assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses. The Company's policy guidelines allow for investment of funds in cash equivalents, fixed-income securities and equity securities. The guidelines prohibit investment in commodities and future contracts, equity private placement, employer securities, leveraged or derivative securities, options, direct real estate investments, precious metals, venture capital and limited partnerships. The guidelines also prohibit short selling and margin transactions. The Company's practice is to periodically review and rebalance asset categories based on its targeted asset allocation percentage policy. Pension assets are largely valued based on quoted prices in active markets.

The Company's other postretirement benefit plans' asset allocation at December 31, 2008 and 2007, and weighted average targeted asset allocation at December 31, 2008, were as follows:

			Weighted Average
	Percentage		Targeted Asset
	of Plan		Allocation
	Assets		Percentage
Asset Category	2008	2007	2008
Equity securities	60%	70%	70%
Fixed-income securities	34	27	30 *
Other	6	3	---
Total	100%	100%	100%
* Includes target for both fixed-income securities and other.

The Company expects to contribute approximately $12.4 million to its defined benefit pension plans and approximately $3.3 million to its postretirement benefit plans in 2009.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:
		Other
	Pension	Postretirement
Years	Benefits	Benefits
	(In thousands)
2009	$19,322	$6,085
2010	20,018	6,278
2011	20,572	6,554
2012	21,543	6,738
2013	22,467	7,029
2014 - 2018	126,831	38,449

The following Medicare Part D subsidies are expected: $700,000 in 2009; $700,000 in 2010; $800,000 in 2011; $800,000 in 2012; $800,000 in 2013; and $5.1 million during the years 2014 through 2018.

In addition to company-sponsored plans, certain employees are covered under multi-employer pension plans administered by a union. Amounts contributed to the multi-employer plans were $73.1 million, $51.5 million and $57.6 million in 2008, 2007 and 2006, respectively.

In addition to the qualified plan defined pension benefits reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company had investments of $56.3 million at December 31, 2008, consisting of equity securities of $25.1 million, life insurance carried on plan participants (payable upon the employee's death) of $28.5 million, fixed-income securities of $2.6 million, and other investments of $100,000, which the Company anticipates using to satisfy obligations under these plans. The Company's net periodic benefit cost for these plans was $9.0 million, $7.6 million and $7.5 million in 2008, 2007 and 2006, respectively. The total projected benefit obligation for these plans was $87.2 million and $80.6 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for these plans was $77.3 million and $69.3 million at December 31, 2008 and 2007, respectively. A discount rate of 6.25 percent and 6.00 percent at December 31, 2008 and 2007, respectively, and a rate of compensation increase of 4.00 percent and 4.25 percent at December 31, 2008 and 2007, respectively, were used to determine benefit obligations. A discount rate of 6.00 percent and 5.75 percent at December 31, 2008 and 2007, respectively, and a rate of compensation increase of 4.25 percent at December 31, 2008 and 2007, were used to determine net periodic benefit cost.

The amount of benefit payments for the unfunded, nonqualified benefit plans, as appropriate, are expected to aggregate $3.9 million in 2009; $4.4 million in 2010; $4.8 million in 2011; $5.2 million in 2012; $5.7 million in 2013; and $34.8 million for the years 2014 through 2018.

The Company sponsors various defined contribution plans for eligible employees. Costs incurred by the Company under these plans were $23.8 million in 2008, $21.1 million in 2007 and $17.3 million in 2006. The costs incurred in each year reflect additional participants as a result of business acquisitions.

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

At December 31, the Company's share of the cost of utility plant in service and related accumulated depreciation for the stations was as follows:

	2008	2007
	(In thousands)
Big Stone Station:
Utility plant in service	$61,030	$61,568
Less accumulated depreciation	39,473	39,168
	$21,557	$22,400
Coyote Station:
Utility plant in service	$127,151	$125,826
Less accumulated depreciation	82,018	79,783
	$45,133	$46,043

NOTE 19 – REGULATORY MATTERS AND REVENUES SUBJECT TO REFUND
On August 20, 2008, Montana-Dakota filed an application with the WYPSC for an electric rate increase. Montana-Dakota requested a total increase of $757,000 annually or approximately 4 percent above current rates. A hearing before the WYPSC is scheduled for April 7, 2009. An order is anticipated in the second quarter of 2009.

In November 2006, Montana-Dakota filed an application with the NDPSC requesting an advance determination of prudence of Montana-Dakota's ownership interest in Big Stone Station II.

Hearings on the application were held in June 2007. In September 2007, Montana-Dakota informed the NDPSC that certain of the other participants in the project had withdrawn and it was considering the impact of these withdrawals on the project and its options. Supplemental hearings before the NDPSC were held in late April 2008 regarding possible plant configuration changes as a result of the participant withdrawals and updated supporting modeling. On August 27, 2008, the NDPSC approved Montana-Dakota’s request for advance determination of prudence for ownership in the proposed Big Stone Station II for a minimum of 121.8 MW up to a maximum of 133 MW and a proportionate ownership share of the associated transmission electric resources. On September 26, 2008, the intervenors in the proceeding appealed the NDPSC order to the North Dakota District Court. The appeal was assigned and a briefing schedule was established. The intervenors brief was filed January 16, 2009, and Montana-Dakota’s brief is due in February 2009.

In December 1999, Williston Basin filed a general natural gas rate change application with the FERC. Williston Basin began collecting such rates effective June 1, 2000, subject to refund. Currently, the only remaining issue outstanding related to this rate change application is in regard to certain service restrictions. In May 2004, the FERC remanded this issue to an ALJ for resolution. In November 2005, the FERC issued an Order on Initial Decision affirming the ALJ's Initial Decision regarding certain service and annual demand quantity restrictions. In April 2006, the FERC issued an Order on Rehearing denying Williston Basin's Request for Rehearing of the FERC's Order on Initial Decision. In April 2006, Williston Basin appealed to the D.C. Appeals Court certain issues addressed by the FERC's Order on Initial Decision and its Order on Rehearing. On March 18, 2008, the D.C. Appeals Court issued its opinion in this matter concerning the service restrictions. The D.C. Appeals Court found that the FERC was correct to decide the case under the “just and reasonable” standard of section 5(a) of the Natural Gas Act; however, it remanded the case back to the FERC as flaws in the FERC’s reasoning render its orders arbitrary and capricious. On December 18, 2008, the FERC issued its Order Requesting Data and Comment on this matter. Williston Basin and Northern States Power Company provided responses to FERC’s requests in January 2009. In addition, initial comments addressing specific issues identified by the FERC are due to be filed by February 15, 2009, with reply comments due by March 7, 2009. The initial and reply comments should contain all the arguments and supporting evidence the parties determine they need to provide to update the record with regard to the issue under remand.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Litigation
Coalbed Natural Gas Operations Fidelity is a party to and/or certain of its operations are or have been the subject of more than a dozen lawsuits in Montana and Wyoming in connection with Fidelity’s CBNG development in the Powder River Basin. The lawsuits generally involve either challenges to regulatory agency decisions under the NEPA or the MEPA or to Fidelity’s management of water produced in association with its operations.

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

In lawsuits filed in Montana Federal District Court in May 2003, the NPRC and the Northern Cheyenne Tribe asserted that the BLM violated NEPA and other federal laws when approving the 2003 EIS. As a result of an order entered in those lawsuits, producers, including Fidelity, were allowed to engage in limited CBNG development of up to 500 CBNG wells to be drilled annually on private, state, and federal lands in the Montana Powder River Basin pending the BLM's preparation and adoption of a SEIS. As provided in the order, the injunction limiting development expired on January 14, 2009.

In December 2006, the BLM issued a draft SEIS that endorsed a phased-development approach to CBNG production in the Montana Powder River Basin, whereby future projects would be reviewed against four screens or filters (relating to water quality, wildlife, Native American concerns and air quality). Fidelity filed written comments on the draft SEIS asking the BLM to reconsider its proposed phased-development approach and to make numerous other changes to the draft SEIS. The final SEIS was released on October 31, 2008, and the related ROD was signed December 30, 2008. The final SEIS adopted a phased approach that is intended to reduce the overall cumulative impacts to any resource by managing the pace and place as well as the density and intensity of federal CBNG development. Among other limitations, the final SEIS includes a requirement to collect additional habitat data in order for the BLM to permit development in sage grouse crucial habitat areas. Fidelity believes that while permitting may be slower under the final SEIS, it should still be able to develop its CBNG resources at a pace sufficient to meet its investment objectives.

In a related action filed in Montana Federal District Court in December 2003, the NPRC asserted, among other things, that the actions of the BLM in approving Fidelity's applications for permits and the plan of development for the Badger Hills Project in Montana did not comply with applicable federal laws, including the NEPA. As a result of the litigation, Fidelity is operating under an Order, based on a stipulation between the parties, that allows production from existing wells in Fidelity’s Badger Hills Project to continue pending preparation of a revised environmental analysis. Fidelity does not believe the revised environmental analysis will have a material impact on its operations. While Fidelity anticipates the revised environmental analysis will be tiered to the final SEIS, Fidelity does not anticipate the revised environmental analysis will impact existing development. With regard to future development, Fidelity’s plans to drill in the Badger Hills Project are limited, and, as noted above, Fidelity believes it will be able to develop its CBNG resources at a pace sufficient to meet its investment objectives.

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

In April 2006, the Northern Cheyenne Tribe filed a complaint in Montana State District Court against the Montana DEQ seeking to set aside Fidelity’s renewed direct discharge and treatment permits. The Northern Cheyenne Tribe claimed the Montana DEQ violated the Clean Water Act and the Montana Water Quality Act by failing to include in the permits conditions requiring application of the best practicable control technology currently available and by failing to impose a nondegradation policy like the one the BER adopted soon after the permit was issued. In addition, the Northern Cheyenne Tribe claimed that the actions of the Montana DEQ violated the Montana State Constitution’s guarantee of a clean and healthful environment, that the Montana DEQ’s related environmental assessment was invalid, that the Montana DEQ was required, but failed, to prepare an EIS and that the Montana DEQ failed to consider other alternatives to the issuance of the permits. Fidelity, the NPRC and the TRWUA were granted leave to intervene in this proceeding. On December 9, 2008, the Montana State District Court decided the case in favor of Fidelity and the Montana DEQ in all respects, denying the motions of the Northern Cheyenne Tribe, TRWUA, and NPRC, and granting the cross-motions of the Montana DEQ and Fidelity in their entirety. As a result, Fidelity may continue to utilize its direct discharge and treatment permits. Any appeal must be filed by March 23, 2009.

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

The Powder River Basin Resource Council is funding litigation, filed in Wyoming State District Court in June 2007, on behalf of two surface owners against the Wyoming State Engineer and the Wyoming Board of Control. The plaintiffs seek a declaratory judgment that current ground water permitting practices are unlawful; that the state is required to adopt rules and procedures to ensure that coalbed groundwater is managed in accordance with the Wyoming Constitution and other laws; and that would prohibit the Wyoming State Engineer from issuing permits to produce coalbed groundwater and permits to store coalbed groundwater in reservoirs until the Wyoming State Engineer adopts such rules. The Wyoming State District Court granted the Petroleum Association of Wyoming’s motion to intervene provided that the defendants motion to dismiss was denied. Fidelity is partly funding the intervention. On May 29, 2008, the Wyoming State District Court dismissed the case. The plaintiffs appealed to the Wyoming Supreme Court on June 27, 2008. Fidelity’s CBNG operations in Wyoming could be materially adversely affected if the plaintiffs are successful in this lawsuit.

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

In December 2008, the EPA indicated that the increment modeling rule would not be finalized.  Because the EPA’s action does not alter the September 2005 final review decision of the ND Health Department, and because the DRC’s 2006 complaint was dismissed, the Company has determined the September 2003 finding by the ND Health Department will not have a material adverse impact on the Company and it does not intend to pursue the appeal of that finding.

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

Natural Gas Storage Based on reservoir and well pressure data and other information, Williston Basin believes that reservoir pressure (and therefore the amount of gas) in the EBSR, one of its natural gas storage reservoirs, has decreased as a result of Howell and Anadarko’s drilling and production activities in areas within and near the boundaries of the EBSR. As of December 31, 2008, Williston Basin estimated that between 11.0 and 11.5 Bcf of storage gas had been diverted from the EBSR as a result of Howell and Anadarko’s drilling and production.

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

In related litigation, Howell filed suit in Wyoming State District Court against Williston Basin in February 2006 asserting that it is entitled to produce any gas that might escape from the EBSR. In August 2006, Williston Basin moved for a preliminary injunction to halt Howell and Anadarko’s production in and near the EBSR. The Wyoming State District Court denied Williston Basin’s motion in July 2007. In December 2007, motions were argued to a court appointed special master concerning the application of certain legal principles to the production of Williston Basin’s storage gas, including gas residing outside the certificated boundaries of the EBSR, by Howell and Anadarko. On March 17, 2008, the special master issued recommendations to the Wyoming State District Court. The special master recommended that the Wyoming State District Court adopt a ruling that gas injected into an underground reservoir belongs to the injector and the injector does not lose title to that gas unless the gas escapes or migrates from the reservoir because it was not well defined or well maintained or if the injector is unable to identify such injected gas because it has been commingled with native gas. The special master also recommended that the Wyoming State District Court adopt a ruling that generally would allow Howell and Anadarko to produce native gas residing inside or outside the certificated boundaries of the EBSR from its wells completed outside the certificated boundaries. The special master recognized that there are other issues yet to be developed that may be determinative of whether Howell and Anadarko may produce native or injected gas, or both. On July 1, 2008, the Wyoming State District Court adopted the special master’s report. On July 16, 2008, Williston Basin filed a petition requesting the Wyoming Supreme Court to review a ruling by the Wyoming State District Court that the Natural Gas Act does not preempt the state law that permits an oil and gas producer to take gas that has been dedicated for use in a federally certificated gas storage reservoir. On August 5, 2008, the Wyoming Supreme Court denied the petition. The Wyoming State District Court has scheduled the case for trial beginning January 19, 2010.

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

As previously noted, Williston Basin estimates that as of December 31, 2008, Howell and Anadarko had diverted between 11.0 and 11.5 Bcf from the EBSR. Although all of Howell’s wells are shut in and no longer producing gas, Williston Basin believes that its gas losses from the EBSR will continue until pressures in the various interconnected geologic formations equalize. Williston Basin continues to monitor and analyze the situation. At trial, Williston Basin will seek recovery based on the amount of gas that has been and continues to be diverted as well as on the amount of gas that must be recovered as a result of the equalization of the pressures of various interconnected geological formations.

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

In light of the actions of Howell and Anadarko, Williston Basin installed temporary compression at the site in 2006 in order to maintain deliverability into the transmission system. Williston Basin leased working gas for the 2007 – 2008 and 2008 – 2009 heating seasons to supplement its cushion gas. While installation of the additional compression and leasing working gas provide temporary relief, Williston Basin believes that the adverse physical and operational effects occasioned by the past and potential future loss of storage gas could threaten the operation and viability of the EBSR, impair Williston Basin’s ability to comply with the EBSR certificated operating requirements mandated by the FERC and adversely affect Williston Basin’s ability to meet its contractual storage and transportation service commitments to customers. In another effort to protect the viability of the EBSR, Williston Basin, on April 18, 2008, filed an application with the FERC to expand the boundaries of the EBSR. The proposed expansion includes the areas from which Howell and Anadarko are producing.

The Company also is involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that the outcomes with respect to these other legal proceedings will not have a material adverse effect upon the Company’s financial position or results of operations.

Environmental matters
Portland Harbor Site In December 2000, MBI was named by the EPA as a PRP in connection with the cleanup of a riverbed site adjacent to a commercial property site acquired by MBI from Georgia Pacific-West, Inc. in 1999. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG, a group of several entities, which does not include MBI or Georgia-Pacific West, Inc. Although the LWG originally estimated the overall remedial investigation and feasibility study would cost approximately $10 million, it is now anticipated, on the basis of costs incurred to date and delays attributable to an additional round of sampling and potential further investigative work, that such cost could increase to a total in excess of $60 million. It is not possible to estimate the cost of a corrective action plan until the remedial investigation and feasibility study have been completed, the EPA has decided on a strategy and a record of decision has been published. The development of a proposed plan and ROD on the harbor site is not anticipated to occur until 2010, after which corrective action will be undertaken. MBI also received notice in January 2008 that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. The Trustee Council indicates the injury determination is appropriate to facilitate early settlement of damages and restoration for natural resource injuries. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.

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

The first claim is for soil and groundwater contamination at a site in Oregon and was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. It is not known at this time what share of the cleanup costs will actually be borne by Cascade. Additional ecological risk assessment conducted by Cascade and other PRPs is expected to be completed in 2009. The results of the assessment may affect the selection and implementation of a cleanup alternative.

The second claim is for contamination at a site in Washington and was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants that will require further investigation and cleanup. A supplemental investigation is currently being conducted to better characterize the extent of the contamination. The supplemental investigation is expected to be completed in 2009. The data from the preliminary investigation indicates other current and former owners of properties and businesses in the vicinity of the site may also be responsible for the contamination. There is currently not enough information to estimate the potential liability associated with this claim.

The third claim is also for contamination at a site in Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade’s predecessor from about 1946 to 1962. The notice indicates that current estimates to complete investigation and cleanup of the site exceed $8.0 million. There is currently not enough information available to estimate the potential liability to Cascade associated with this claim.

To the extent these claims are not covered by insurance, Cascade will seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers.

Operating leases
The Company leases certain equipment, facilities and land under operating lease agreements. The amounts of annual minimum lease payments due under these leases as of December 31, 2008, were $22.2 million in 2009, $18.2 million in 2010, $14.0 million in 2011, $10.2 million in 2012, $8.8 million in 2013 and $42.2 million thereafter. Rent expense was $35.3 million, $35.6 million and $23.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase commitments
The Company has entered into various commitments, largely natural gas and coal supply, purchased power, natural gas transportation and storage and construction materials supply contracts. These commitments range from one to 52 years. The commitments under these contracts as of December 31, 2008, were $662.2 million in 2009, $332.6 million in 2010, $269.4 million in 2011, $136.0 million in 2012, $90.5 million in 2013 and $268.1 million thereafter. Amounts purchased under various commitments for the years ended December 31, 2008, 2007 and 2006, were approximately $1.0 billion (including the acquisition of Intermountain as discussed in Note 2), $857.0 million (including the acquisition of Cascade as discussed in

Note 2) and $265.8 million, respectively. These commitments were not reflected in the Company's consolidated financial statements.

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

Centennial continues to guarantee CEM's obligations under a construction contract for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. As described in Note 3, Centennial Resources sold CEM in July 2007 to Bicent Power LLC, which has provided a $10 million bank letter of credit to Centennial in support of that guarantee obligation. The guarantee, which has no fixed maximum, expires when CEM has completed its obligations under the construction contract. Substantial completion of construction is expected to occur upon the passing of a recently completed air quality permit test, and the warranty period associated with this project will expire one year after the date of substantial completion of construction.

In addition, WBI Holdings has guaranteed certain of Fidelity’s natural gas and oil price swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the natural gas and oil price swap and collar agreements as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil price swap and collar agreements at December 31, 2008, expire in the years ranging from 2009 to 2011; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. There was no amount outstanding by Fidelity at December 31, 2008. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts, a conditional purchase agreement and certain other guarantees. At December 31, 2008, the fixed maximum amounts guaranteed under these agreements aggregated $221.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $185.6 million in 2009; $1.8 million in 2010; $25.0 million in 2011; $2.3 million in 2012; $800,000 in 2013; $1.2 million in 2018; $1.0 million, which is subject to expiration 30 days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $1.5 million and was reflected on the Consolidated Balance Sheet at December 31, 2008. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, materials obligations, natural gas transportation agreements and other agreements that guarantee the performance of other subsidiaries of the Company. At December 31, 2008, the fixed maximum amounts guaranteed under these letters of credit, which expire in 2009, aggregated $36.8 million. There were no amounts outstanding under the above letters of credit at December 31, 2008.

Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands. At December 31, 2008, the fixed maximum amounts guaranteed under these agreements aggregated $24.0 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $20.0 million in 2009 and $4.0 million in 2011. In the event of Prairielands’ default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.8 million, which was not reflected on the Consolidated Balance Sheet at December 31, 2008, because these intercompany transactions are eliminated in consolidation.

In addition, Centennial and Knife River have issued guarantees to third parties related to the Company’s routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, materials or lease obligations, Centennial or Knife River would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items and materials were reflected on the Consolidated Balance Sheet at December 31, 2008.

In the normal course of business, Centennial has purchased surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of December 31, 2008, approximately $475 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Data (Unaudited)
The following unaudited information shows selected items by quarter for the years 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter *
	(In thousands, except per share amounts)
2008
Operating revenues	$1,121,907	$1,251,772	$1,333,834	$1,295,765
Operating expenses	994,335	1,053,281	1,130,537	1,313,088
Operating income (loss)	127,572	198,491	203,297	(17,323)
Net income (loss)	71,051	115,507	118,382	(11,267)
Earnings (loss) per common share:
Basic	.39	.63	.65	(.06)
Diluted	.39	.63	.64	(.06)
Weighted average common shares
outstanding:
Basic	182,599	182,972	183,219	183,603
Diluted	183,130	183,727	184,081	183,603

2007
Operating revenues	$787,491	$982,365	$1,245,310	$1,232,730
Operating expenses	708,522	839,580	1,066,154	1,076,520
Operating income	78,969	142,785	179,156	156,210
Income from continuing operations	41,407	82,036	104,497	94,846
Income (loss) from discontinued
operations, net of tax	5,255	7,439	96,765	(125)
Net income	46,662	89,475	201,262	94,721
Earnings per common share – basic:
Earnings before discontinued
operations	.23	.45	.57	.52
Discontinued operations, net of tax	.03	.04	.53	---
Earnings per common share – basic	.26	.49	1.10	.52
Earnings per common share – diluted:
Earnings before discontinued
operations	.23	.45	.57	.52
Discontinued operations, net of tax	.02	.04	.53	---
Earnings per common share – diluted	.25	.49	1.10	.52
Weighted average common shares
outstanding:
Basic	181,341	181,847	182,192	182,391
Diluted	182,337	182,746	183,171	183,342
* 2008 reflects an $84.2 million after-tax noncash write-down of natural gas and oil properties.

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

Fidelity owns in fee or holds natural gas leases for the properties it operates in Colorado, Montana, North Dakota, Texas, Utah and Wyoming. These rights are in the Bonny Field located in eastern Colorado, the Baker Field in southeastern Montana and southwestern North Dakota, the Bowdoin area located in north-central Montana, the Powder River Basin of Montana and Wyoming, the Bakken area in North Dakota, the Paradox Basin of Utah, the Tabasco and Texan Gardens fields of Texas and the Big Horn Basin in Wyoming. In 2008, Fidelity acquired and became the operator of natural gas properties in Rusk County in eastern Texas.

The information that follows includes Fidelity's proportionate share of all its natural gas and oil interests.

The following table sets forth capitalized costs and accumulated depreciation, depletion and amortization related to natural gas and oil producing activities at December 31:

	2008	2007	2006
	(In thousands)
Subject to amortization	$2,211,865	$1,750,233	$1,442,533
Not subject to amortization	232,081	142,524	163,975
Total capitalized costs	2,443,946	1,892,757	1,606,508
Less accumulated depreciation,
depletion and amortization	846,074	681,101	558,980
Net capitalized costs	$1,597,872	$1,211,656	$1,047,528
Note:  Net capitalized costs as of December 31, 2008, reflect a noncash write-down of the Company’s natural gas and oil properties as discussed in Note 1.

Capital expenditures, including those not subject to amortization, related to natural gas and oil producing activities were as follows:

Years ended December 31,	2008	*	2007	*	2006	*
	(In thousands)
Acquisitions:
Proved properties	$225,610		$426		$75,520
Unproved properties	107,419		17,731		27,383
Exploration	109,828		48,744		24,970
Development**	260,098		214,433		196,423
Total capital expenditures	$702,955		$281,334		$324,296
   *   Excludes net additions to property, plant and equipment related to the recognition of future liabilities for asset retirement obligations associated with the plugging and abandonment of natural gas and oil wells, as discussed in Note 11, of $3.0 million, $5.4 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
**    Includes expenditures for proved undeveloped reserves of $46.7 million, $74.6 million and $44.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following summary reflects income resulting from the Company's operations of natural gas and oil producing activities, excluding corporate overhead and financing costs:

Years ended December 31,	2008	2007	2006
	(In thousands)
Revenues:
Sales to affiliates	$291,642	$226,706	$232,799
Sales to external customers	420,488	287,557	244,499
Production costs	161,401	123,924	106,387
Depreciation, depletion and
amortization*	167,427	124,599	104,741
Write-down of natural gas and oil properties	135,800	---	---
Pretax income	247,502	265,740	266,170
Income tax expense	91,593	98,729	100,584
Results of operations for
producing activities	$155,909	$167,011	$165,586
* Includes accretion of discount for asset retirement obligations of $2.5 million, $2.5 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, as discussed in Note 11.

The following table summarizes the Company's estimated quantities of proved natural gas and oil reserves at December 31, 2008, 2007 and 2006, and reconciles the changes between these dates. Estimates of economically recoverable natural gas and oil reserves and future net revenues therefrom are based upon a number of variable factors and assumptions. For these reasons, estimates of economically recoverable reserves and future net revenues may vary from actual results.

	2008		2007		2006
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(MMcf/MBbls)
Proved developed and
undeveloped reserves:
Balance at beginning of year	523,737	30,612	538,100	27,100	489,100	21,200
Production	(65,457)	(2,808)	(62,798)	(2,365)	(62,100)	(2,100)
Extensions and discoveries	78,338	4,941	77,701	3,772	123,600	2,800
Improved recovery	---	---	444	1,614	---	---
Purchases of proved reserves	92,564	834	2	6	21,700	4,800
Sales of reserves in place	---	---	(6)	(42)	---	---
Revisions of previous
estimates	(24,900)	769	(29,706)	527	(34,200)	400
Balance at end of year	604,282	34,348	523,737	30,612	538,100	27,100

Proved developed reserves:
January 1, 2006	416,700 00	20,400
December 31, 2006	412,900 00	22,400
December 31, 2007	420,137 00	25,658
December 31, 2008	431,180 00	26,862

The Company's interests in natural gas and oil reserves are located in the United States and in and around the Gulf of Mexico.

The standardized measure of the Company's estimated discounted future net cash flows of total proved reserves associated with its various natural gas and oil interests at December 31 was as follows:

	2008	2007	2006
	(In thousands)
Future cash inflows	$3,970,000	$5,302,300	$3,831,000
Future production costs	1,325,600	1,415,700	1,084,000
Future development costs	377,300	237,600	240,600
Future net cash flows before income taxes	2,267,100	3,649,000	2,506,400
Future income tax expense	501,200	1,179,900	759,300
Future net cash flows	1,765,900	2,469,100	1,747,100
10% annual discount for estimated timing of
cash flows	796,100	1,107,200	743,600
Discounted future net cash flows relating to
proved natural gas and oil reserves	$969,800	$1,361,900	$1,003,500

The following are the sources of change in the standardized measure of discounted future net cash flows by year:

	2008	2007	2006
	(In thousands)
Beginning of year	$1,361,900	$1,003,500	$1,420,800
Net revenues from production	(547,000)	(354,100)	(348,400)
Change in net realization	(687,100)	527,900	(860,700)
Extensions and discoveries, net of future
production-related costs	209,600	310,300	293,300
Improved recovery, net of future production-related costs	---	38,100	---
Purchases of proved reserves, net of future production-related costs	138,100	200	99,800
Sales of reserves in place	---	(1,300)	---
Changes in estimated future development costs	11,000	(22,600)	(25,600)
Development costs incurred during the current year	66,300	103,000	60,900
Accretion of discount	183,800	133,700	193,800
Net change in income taxes	372,300	(212,500)	295,700
Revisions of previous estimates	(132,200)	(163,700)	(123,200)
Other	(6,900)	(600)	(2,900)
Net change	(392,100)	358,400	(417,300)
End of year	$969,800	$1,361,900	$1,003,500

The estimated discounted future cash inflows from estimated future production of proved reserves were computed using year-end natural gas and oil prices. Future development and production costs attributable to proved reserves were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future development costs estimated to be spent in each of the next three years to develop proved undeveloped reserves as of December 31,

2008, are $115.6 million in 2009, $87.7 million in 2010 and $45.3 million in 2011. Future income tax expenses were computed by applying statutory tax rates, adjusted for permanent differences and tax credits, to estimated net future pretax cash flows.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures and they have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS
The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to permit preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions "Item 1. Election of Directors – Director Nominees for One Year Term," "Continuing Incumbent Directors," "Information Concerning Executive Officers," the first paragraph, the second and third sentences of the second paragraph and the third paragraph under "Corporate Governance – Audit Committee," "Corporate Governance – Code of Conduct," the last paragraph under "Corporate Governance – Board Meetings and Committees," the fifth paragraph under "Corporate Governance – Nominating and Governance Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table includes information as of December 31, 2008, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	1,092,291	(2)	$19.68	7,459,107	(3)(4)
Equity compensation plans not approved by stockholders (5)	425,066		13.22	2,339,185	(6)
Total	1,517,357		$17.87	9,798,292

(1)
Consists of the 1992 Key Employee Stock Option Plan, the Non-Employee Director Long-Term Incentive Compensation Plan, the Long-Term Performance-Based Incentive Plan and the Non-Employee Director Stock Compensation Plan.

(2)	Includes 513,533 performance shares.
(3)
In addition to being available for future issuance upon exercise of options, 357,757 shares under the Non-Employee Director Long-Term Incentive Compensation Plan may instead be issued in connection with stock appreciation rights, restricted stock, performance units, performance shares or other equity-based awards, and 6,008,817 shares under the Long-Term Performance-Based Incentive Plan may instead be issued in connection with stock appreciation rights, restricted stock, performance units, performance shares or other equity-based awards.

(4)
This amount also includes 414,277 shares available for issuance under the Non-Employee Director Stock Compensation Plan. Under this plan, in addition to a cash retainer, nonemployee Directors are awarded 4,050 shares following the Company's annual meeting of stockholders. The Company's Chairman of the Board of Directors receives an additional $50,000 in stock under the plan each December as part of his retainer. Additionally, a nonemployee Director may acquire additional shares under the plan in lieu of receiving the cash portion of the Director's retainer or fees.

(5)	Consists of the 1998 Option Award Program and the Group Genius Innovation Plan.
(6)
In addition to being available for future issuance upon exercise of options, 219,550 shares under the Group Genius Innovation Plan may instead be issued in connection with stock appreciation rights, restricted stock, restricted stock units, performance units, performance stock or other equity-based awards.

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

In 1998, 337 options (adjusted for the three-for-two stock splits in July 1998, October 2003 and July 2006) were granted to each of approximately 2,200 employees. No officers received grants. These options vested on March 2, 2001. In 2001, 450 options (adjusted for the three-for-two stock splits in October 2003 and July 2006) were granted to each of approximately 5,900 employees. No officers received grants. These options vested on February 13, 2004. As of December 31, 2008, options covering 425,066 shares of common stock were outstanding under the plan and 2,119,635 shares remained available for future grant. Options covering 1,250,629 shares had been exercised.

The Group Genius Innovation Plan
The Group Genius Innovation Plan was adopted by the Board of Directors, effective May 17, 2001, to encourage employees to share ideas for new business directions for the Company and to reward them when the idea becomes profitable. Employees of the Company and its subsidiaries who are selected by the plan's administrative committee are eligible to participate in the plan. Officers and Directors are not eligible to participate. The plan permits the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance stock and other awards. The maximum number of shares that may be issued under the plan is 223,150. Shares granted under the plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. Restricted stockholders have voting rights and, unless determined otherwise by the plan's administrative committee, receive dividends paid on the restricted stock. Dividend equivalents payable in cash may be granted with respect to options and performance shares. The plan's administrative committee determines the number of shares or units subject to awards, and the other terms and conditions of the awards, including vesting provisions and the effect of employment termination. Upon a change in control of the Company, all options and stock appreciation rights become immediately vested and exercisable, all restricted stock becomes immediately vested, all restricted stock units become immediately vested and are paid out in cash, and target payout opportunities under all performance units, performance stock, and other awards are deemed to be fully earned, with awards denominated in stock paid out in shares and awards denominated in units paid out in cash. As of December 31, 2008, 3,600 shares of stock had been granted to 64 employees.

The remaining information required by this item is included under the caption "Security Ownership” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Related Person Transaction Disclosure” and “Corporate Governance – Director Independence” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Accounting and Auditing Matters" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

Index to Financial Statements and Financial Statement Schedules

1. Financial Statements The following consolidated financial statements required under this item are included under Item 8 – Financial Statements and Supplementary Data.	Page

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008	73

Consolidated Balance Sheets at December 31, 2008 and 2007	74

Consolidated Statements of Common Stockholders' Equity for each of the three years in the period ended December 31, 2008	75

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	76

Notes to Consolidated Financial Statements	77

2. Financial Statement Schedules

MDU Resources Group, Inc.
Schedule II - Consolidated Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Year	Expenses	Other*	Deductions**	of Year
	(In thousands)
Allowance for doubtful accounts:
2008	$14,635	$12,191	$2,115	$15,250	$13,691
2007	7,725	8,799	5,533	7,422	14,635
2006	8,031	5,470	1,576	7,352	7,725
* Allowance for doubtful accounts for companies acquired and recoveries.
** Uncollectible accounts written off.

All other schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial Statements and Notes thereto.

3. Exhibits

2
Stock Purchase Agreement by and between Intermountain Industries, Inc. and MDU Resources Group, Inc., dated as of July 1, 2008, filed as Exhibit 2 to Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008, in File No. 1-3480*

3(a)	Restated Certificate of Incorporation of the Company, as amended, dated May 17, 2007, filed as Exhibit 3.1 to Form 8-A/A, filed on June 27, 2007, in File No. 1-3480*

3(b)	Company Bylaws, as amended to date, filed as Exhibit 3.1 to Form 8-K dated November 13, 2008, filed on November 19, 2008, in File No. 1-3480*

4(a)
Indenture of Mortgage, dated as of May 1, 1939, as restated in the Forty-Fifth Supplemental Indenture, dated as of April 21, 1992, and the Forty-Sixth through Fiftieth Supplements thereto between the Company and the New York Trust Company (The Bank of New York, successor Corporate Trustee) and A. C. Downing (Douglas J. MacInnes, successor Co-Trustee), filed as Exhibit 4(a) to Form S-3, in Registration No. 33-66682; and Exhibits 4(e), 4(f) and 4(g) to Form S-8, in Registration No. 33-53896; and Exhibit 4(c)(i) to Form S-3, in Registration No. 333-49472; and Exhibit 4(e) to Form S-8, in Registration No. 333-112035*

4(b)
Rights Agreement, dated as of November 12, 1998, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), Rights Agent, filed as Exhibit 4.1 to Form 8-A on November 12, 1998, in File No. 1-3480*

4(c)	Indenture, dated as of December 15, 2003, between the Company and The Bank of New York, as trustee, filed as Exhibit 4(f) to Form S-8 on January 21, 2004, in Registration No. 333-112035*

4(d)
Certificate of Adjustment to Purchase Price and Redemption Price, as amended and restated, pursuant to the Rights Agreement, dated as of November 12, 1998, filed as Exhibit 4(c) to Form 10-Q for the quarter ended June 30, 2006, filed on August 4, 2006, in File No. 1-3480*

4(e)
Centennial Energy Holdings, Inc. Master Shelf Agreement, dated April 29, 2005, among Centennial Energy Holdings, Inc. and the Prudential Insurance Company of America, filed as Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005, in File No. 1-3480*

4(f)
Letter Amendment No. 1 to Amended and Restated Master Shelf Agreement, dated May 17, 2006, among Centennial Energy Holdings, Inc., The Prudential Insurance Company of America, and certain investors described in the Letter Amendment filed as Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2006, filed on August 4, 2006, in File No. 1-3480*

4(g)
MDU Resources Group, Inc. Credit Agreement, dated June 21, 2005, among MDU Resources Group, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and The Other Financial Institutions Party thereto, filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005, in File No. 1-3480*

4(h)
First Amendment, dated June 30, 2006, to Credit Agreement, dated June 21, 2005, among MDU Resources Group, Inc., Wells Fargo Bank, National Association, as administrative agent, and certain lenders described in the credit agreement, filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2006, filed on August 4, 2006, in File No. 1-3480*

4(i)
Centennial Energy Holdings, Inc. Credit Agreement, dated December 13, 2007, among Centennial Energy Holdings, Inc., U.S. Bank National Association, as Administrative Agent, and The Other Financial Institutions party thereto, filed as Exhibit 4(j) to Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, in File No. 1-3480*

4(j)
MDU Energy Capital, LLC Master Shelf Agreement, dated as of August 9, 2007, among MDU Energy Capital, LLC and the Prudential Insurance Company of America, filed as Exhibit 4 to Form 8-K dated August 16, 2007, filed on August 16, 2007, in File No. 1-3480*

4(k)
Indenture dated as of August 1, 1992, between Cascade Natural Gas Corporation and The Bank of New York relating to Medium-Term Notes, filed by Cascade Natural Gas Corporation as Exhibit 4 to Form 8-K dated August 12, 1992, in File No. 1-7196*

4(l)
First Supplemental Indenture dated as of October 25, 1993, between Cascade Natural Gas Corporation and The Bank of New York relating to Medium-Term Notes and the 7.5% Notes due November 15, 2031,    filed by Cascade Natural Gas Corporation as Exhibit 4 to Form 10-Q for the quarter ended June 30, 1993, in File No. 1-7196*

4(m)
Second Supplemental Indenture, dated January 25, 2005, between Cascade Natural Gas Corporation and The Bank of New York, as trustee, filed by Cascade Natural Gas Corporation as Exhibit 4.1 to Form 8-K dated January 25, 2005, filed on January 26, 2005, in File No. 1-7196*

4(n)
Third Supplemental Indenture dated as of March 8, 2007, between Cascade Natural Gas Corporation and The Bank of New York Trust Company, N.A., as Successor Trustee, filed by Cascade Natural Gas Corporation as Exhibit 4.1 to Form 8-K dated March 8, 2007, filed on March 8, 2007, in File No. 1-7196*

4(o)
Term Loan Agreement, dated September 26, 2008, among MDU Resources Group, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and The Other Financial Institutions party thereto, filed as Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008, in File No. 1-3480*

4(p)
Amendment No. 1 to Master Shelf Agreement, dated October 1, 2008, among MDU Energy Capital, LLC, Prudential Investment Management, Inc., The Prudential Insurance Company of America, and the holders of the notes thereunder, filed as Exhibit 4(b) to Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008, in File No. 1-3480*

+10(a)	1992 Key Employee Stock Option Plan, as revised, filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(b)	Supplemental Income Security Plan, as amended and restated, effective November 13, 2008**

+10(c)	Directors' Compensation Policy, as amended May 15, 2008, filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008, in File No. 1-3480*

+10(d)	Deferred Compensation Plan for Directors, as amended May 15, 2008, filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008, in File No. 1-3480*

+10(e)	Non-Employee Director Stock Compensation Plan, as amended May 15, 2008, filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008, in File No. 1-3480*

+10(f)
Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 15, 2008, filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008, in File No. 1-3480*

+10(g)	1998 Option Award Program, as revised, filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(h)	Group Genius Innovation Plan, as revised, filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

10(i)
Purchase and Sale Agreement, dated January 4, 2008, between Fidelity and EnerVest Energy Institutional Fund IX, L.P., EnerVest Energy Institutional Fund IX-WI, L.P., and Everstar Energy, LLC, filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, in File No. 1-3480*

+10(j)	WBI Holdings, Inc. Executive Incentive Compensation Plan, as amended January 31, 2008, and Rules and Regulations, as amended December 29, 2008**

+10(k)	Knife River Corporation Executive Incentive Compensation Plan, as amended January 31, 2008, and Rules and Regulations, as amended December 29, 2008**

+10(l)	Long-Term Performance-Based Incentive Plan, as revised, filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(m)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended November 15, 2007, and Rules and Regulations, as amended November 12, 2008**

+10(n)	Montana-Dakota Utilities Co. Executive Incentive Compensation Plan, as amended November 15, 2007, and Rules and Regulations, as amended November 12, 2008**

+10(o)	Form of Change of Control Employment Agreement, as amended May 15, 2008, filed as Exhibit 10.1 to Form 8-K dated May 15, 2008, filed on May 20, 2008, in File No. 1-3480*

+10(p)	MDU Resources Group, Inc. Executive Officers with Change of Control Employment Agreements Chart, as of December 31, 2008**

+10(q)
Supplemental Executive Retirement Plan for John G. Harp, dated December 4, 2006, filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(r)	Employment Letter for John G. Harp, dated July 20, 2005, filed as Exhibit 10(ah) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(s)
Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended August 13, 2008, filed as Exhibit 10.1 to Form 8-K dated August 13, 2008, filed on August 19, 2008, in File No. 1-3480*

+10(t)
MDU Construction Services Group, Inc. Executive Incentive Compensation Plan and Rules and Regulations, as amended January 31, 2008, filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2008, filed on May 6, 2008, in File No. 1-3480*

+10(u)	John G. Harp 2008 additional incentive opportunity, filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2008, filed on May 6, 2008, in File No. 1-3480*

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends**

21	Subsidiaries of MDU Resources Group, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99
Sales Agency Financing Agreement entered into between MDU Resources Group, Inc. and Wells Fargo Securities, LLC, filed as Exhibit 1 to Form 8-K dated September 5, 2008, filed on September 5, 2008, in File No. 1-3480*

————————————————————————
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

MDU RESOURCES GROUP, INC.

Date:	February 13, 2009	By:	/s/ Terry D. Hildestad
Terry D. Hildestad (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Terry D. Hildestad	Chief Executive Officer and Director	February 13, 2009
Terry D. Hildestad (President and Chief Executive Officer)

/s/ Vernon A. Raile	Chief Financial Officer	February 13, 2009
Vernon A. Raile (Executive Vice President, Treasurer and Chief Financial Officer)

/s/ Doran N. Schwartz	Chief Accounting Officer	February 13, 2009
Doran N. Schwartz (Vice President and Chief Accounting Officer)

/s/ Harry J. Pearce	Director	February 13, 2009
Harry J. Pearce
(Chairman of the Board)

/s/ Thomas Everist	Director	February 13, 2009
Thomas Everist

/s/ Karen B. Fagg	Director	February 13, 2009
Karen B. Fagg

/s/ A. Bart Holaday	Director	February 13, 2009
A. Bart Holaday

Director
Dennis W. Johnson

/s/ Thomas C. Knudson	Director	February 13, 2009
Thomas C. Knudson

/s/ Richard H. Lewis	Director	February 13, 2009
Richard H. Lewis

/s/ Patricia L. Moss	Director	February 13, 2009
Patricia L. Moss

/s/ John L. Olson	Director	February 13, 2009
John L. Olson

/s/ Sister Thomas Welder	Director	February 13, 2009
Sister Thomas Welder

/s/ John K. Wilson	Director	February 13, 2009
John K. Wilson