Form 10-Q
period 2009-09-30
MDU RESOURCES GROUP INC
filed 2009-11-05
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2009: 187,749,266 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2008 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2008
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
ASC 105-10-05-1	Generally Accepted Accounting Principles – Overall – Background
ASC 270	Interim Reporting
ASC 715-20-50-1	Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure
ASC 805	Business Combinations
ASC 810-10	Consolidation – Overall
ASC 815-10-50-1	Derivatives and Hedging – Overall – Disclosures
ASC 820	Fair Value Measurements and Disclosures
ASC 820-10-65-1	Fair Value Measurements and Disclosures – Overall – Transition
ASC 825-10-50-2A	Financial Instruments – Overall – Disclosure
ASC 855	Subsequent Events
Bbl	Barrel of oil or other liquid hydrocarbons
Bcf	Billion cubic feet
BER	Montana Board of Environmental Review
Big Stone Station	450-MW coal-fired electric generating facility located near Big Stone City, South Dakota (22.7 percent ownership)
Big Stone Station II	Formerly proposed coal-fired electric generating facility located near Big Stone City, South Dakota (the Company had anticipated ownership of at least 116 MW)
Brazilian Transmission Lines	Centennial Resources’ equity method investment in companies owning ECTE, ENTE and ERTE
Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CBNG	Coalbed natural gas
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial International	Centennial Energy Resources International, Inc., a direct wholly owned subsidiary of Centennial Resources
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act

Company	MDU Resources Group, Inc.
D.C. Appeals Court	U.S. Court of Appeals for the District of Columbia Circuit
dk	Decatherm
ECTE	Empresa Catarinense de Transmissão de Energia S.A.
EIS	Environmental Impact Statement
ENTE	Empresa Norte de Transmissão de Energia S.A.
EPA	U.S. Environmental Protection Agency
ERTE	Empresa Regional de Transmissão de Energia S.A.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FIN	FASB Interpretation No.
FIN 46(R)	Consolidation of Variable Interest Entities (revised December 2003)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Indenture	Indenture dated as of December 15, 2003, as supplemented, from the Company to The Bank of New York as Trustee
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital (effective October 1, 2008)
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LTM	LTM, Inc., an indirect wholly owned subsidiary of Knife River
LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)
LWG	Lower Willamette Group
MBbls	Thousands of barrels of oil or other liquid hydrocarbons
MBI	Morse Bros., Inc., an indirect wholly owned subsidiary of Knife River
MBOGC	Montana Board of Oil and Gas Conservation
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial International
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEIC	Montana Environmental Information Center, Inc.
MMBtu	Million Btu
MMcf	Million cubic feet

MMdk	Million decatherms
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana State Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Twenty-Second Judicial District Court	Montana Twenty-Second Judicial District Court, Big Horn County
Mortgage	Indenture of Mortgage dated May 1, 1939, as supplemented, amended and restated, from the Company to The Bank of New York and Douglas J. MacInnes, successor trustees
MPX	MPX Termoceara Ltda. (49 percent ownership, sold in June 2005)
MW	Megawatt
NDPSC	North Dakota Public Service Commission
North Dakota District Court	North Dakota South Central Judicial District Court for Burleigh County
NPRC	Northern Plains Resource Council
NSPS	New Source Performance Standards
OPUC	Oregon Public Utilities Commission
Order on Rehearing	Order on Rehearing and Compliance and Remanding Certain Issues for Hearing
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
PSD	Prevention of Significant Deterioration
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFAS	Statement of Financial Accounting Standards
SFAS No. 167	Amendments to FIN 46(R)
South Dakota Federal District Court	U.S. District Court for the District of South Dakota
South Dakota SIP	South Dakota State Implementation Plan
TRWUA	Tongue River Water Users’ Association
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
Williston Basin	Williston Basin Interstate Pipeline Company, an indirect wholly owned subsidiary of WBI Holdings
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$206,867	$268,882	$1,065,061	$1,162,468
Construction services, natural gas and oil production, construction materials and contracting, and other	901,060	1,064,952	2,094,911	2,545,045
Total operating revenues	1,107,927	1,333,834	3,159,972	3,707,513
Operating expenses:
Fuel and purchased power	15,188	19,568	49,085	54,063
Purchased natural gas sold	57,598	65,626	520,495	487,310
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	59,459	59,818	193,394	181,209
Construction services, natural gas and oil production, construction materials and contracting, and other	698,386	845,673	1,675,088	2,030,770
Depreciation, depletion and amortization	79,547	93,226	253,241	270,135
Taxes, other than income	37,476	46,626	129,250	154,666
Write-down of natural gas and oil properties	—	—	620,000	—
Total operating expenses	947,654	1,130,537	3,440,553	3,178,153

Operating income (loss)	160,273	203,297	(280,581)	529,360

Earnings from equity method investments	2,290	1,867	6,154	5,731

Other income	2,923	395	7,076	1,922

Interest expense	20,945	19,921	62,700	57,762

Income (loss) before income taxes	144,541	185,638	(330,051)	479,251

Income taxes	51,957	67,256	(134,143)	174,311

Net income (loss)	92,584	118,382	(195,908)	304,940

Dividends on preferred stocks	171	171	514	514

Earnings (loss) on common stock	$92,413	$118,211	$(196,422)	$304,426

Earnings (loss) per common share -- basic	$.50	$.65	$(1.07)	$1.66

Earnings (loss) per common share -- diluted	$.50	$.64	$(1.07)	$1.66

Dividends per common share	$.1550	$.1550	$.4650	$.4450

Weighted average common shares outstanding -- basic	185,160	183,219	184,309	182,931

Weighted average common shares outstanding -- diluted	185,425	184,081	184,309	183,774

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	September 30, 2008	December 31, 2008
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,449	$57,126	$51,714
Receivables, net	519,572	784,351	707,109
Inventories	268,677	276,138	261,524
Deferred income taxes	13,050	—	—
Short-term investments	1,644	13,271	2,467
Commodity derivative instruments	28,421	38,877	78,164
Prepayments and other current assets	77,736	150,347	171,314
Total current assets	970,549	1,320,110	1,272,292
Investments	137,340	118,865	114,290
Property, plant and equipment	6,698,227	6,665,008	7,062,237
Less accumulated depreciation, depletion and amortization	2,823,396	2,483,697	2,761,319
Net property, plant and equipment	3,874,831	4,181,311	4,300,918
Deferred charges and other assets:
Goodwill	629,036	442,702	615,735
Other intangible assets, net	30,184	30,730	28,392
Other	230,632	161,770	256,218
Total deferred charges and other assets	889,852	635,202	900,345
Total assets	$5,872,572	$6,255,488	$6,587,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$89,030	$105,100
Long-term debt due within one year	27,790	87,394	78,666
Accounts payable	267,320	391,188	432,358
Taxes payable	64,656	62,657	49,784
Deferred income taxes	—	8,225	20,344
Dividends payable	29,012	28,572	28,640
Accrued compensation	49,082	62,380	55,646
Commodity derivative instruments	44,903	35,944	56,529
Other accrued liabilities	162,200	129,128	140,408
Total current liabilities	644,963	894,518	967,475
Long-term debt	1,471,833	1,418,330	1,568,636
Deferred credits and other liabilities:
Deferred income taxes	547,538	722,413	727,857
Other liabilities	691,961	430,613	562,801
Total deferred credits and other liabilities	1,239,499	1,153,026	1,290,658
Commitments and contingencies
Stockholders’ equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders’ equity:
Common stock
Shares issued – $1.00 par value, 187,673,037 at September 30, 2009, 183,770,147 at September 30, 2008 and 184,208,283 at December 31, 2008	187,673	183,770	184,208
Other paid-in capital	1,001,313	928,415	938,299
Retained earnings	1,334,255	1,656,767	1,616,830
Accumulated other comprehensive income (loss)	(18,338)	9,288	10,365
Treasury stock at cost – 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders’ equity	2,501,277	2,774,614	2,746,076
Total stockholders’ equity	2,516,277	2,789,614	2,761,076
Total liabilities and stockholders’ equity	$5,872,572	$6,255,488	$6,587,845

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$(195,908)	$304,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	253,241	270,135
Earnings, net of distributions, from equity method investments	(2,110)	(1,717)
Deferred income taxes	(200,240)	65,698
Write-down of natural gas and oil properties	620,000	—
Changes in current assets and liabilities, net of acquisitions:
Receivables	141,147	(56,931)
Inventories	(7,832)	(45,420)
Other current assets	67,143	(64,568)
Accounts payable	(73,984)	651
Other current liabilities	34,188	(23,610)
Other noncurrent changes	(6,423)	(341)
Net cash provided by operating activities	629,222	448,837

Investing activities:
Capital expenditures	(344,779)	(558,225)
Acquisitions, net of cash acquired	(6,452)	(276,335)
Net proceeds from sale or disposition of property	18,821	39,531
Investments	(560)	82,507
Net cash used in investing activities	(332,970)	(712,522)

Financing activities:
Issuance of short-term borrowings	—	87,330
Repayment of short-term borrowings	(105,100)	—
Issuance of long-term debt	105,000	351,984
Repayment of long-term debt	(252,696)	(154,428)
Proceeds from issuance of common stock	51,440	5,851
Dividends paid	(86,011)	(80,019)
Tax benefit on stock-based compensation	195	4,349
Net cash provided by (used in) financing activities	(287,172)	215,067
Effect of exchange rate changes on cash and cash equivalents	655	(76)
Increase (decrease) in cash and cash equivalents	9,735	(48,694)
Cash and cash equivalents -- beginning of year	51,714	105,820
Cash and cash equivalents -- end of period	$61,449	$57,126

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2009 and 2008
(Unaudited)

  1.           Basis of presentation

The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2008 Annual Report, and the standards of accounting measurement set forth in ASC 270 and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2008 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.

  2.           Seasonality of operations

Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

  3.           Allowance for doubtful accounts
The Company's allowance for doubtful accounts as of September 30, 2009 and 2008, and December 31, 2008, was $16.7 million, $13.0 million and $13.7 million, respectively.

  4.           Natural gas in storage

Natural gas in storage for the Company's regulated operations is carried at average cost, or cost using the last-in, first-out method. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories and was $48.5 million, $41.1 million and $27.6 million at September 30, 2009 and 2008, and December 31, 2008, respectively. The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $45.6 million, $43.0 million, and $43.4 million at September 30, 2009 and 2008, and December 31, 2008, respectively.

  5.           Inventories

Inventories, other than natural gas in storage for the Company’s regulated operations, consisted primarily of aggregates held for resale of $88.1 million, $101.1 million and $89.1 million; materials and supplies of $61.6 million, $68.1 million and $70.3 million; asphalt oil of $21.2 million, $23.3 million and $22.1 million; and other inventories of $49.3 million, $42.5 million and $52.4 million, as of September 30, 2009 and 2008, and December 31, 2008, respectively. These inventories were stated at the lower of average cost or market value.

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

Due to low natural gas and oil prices that existed on March 31, 2009, the Company’s capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at March 31, 2009. Accordingly, the Company was required to write down its natural gas and oil producing properties. The noncash write-down amounted to $620.0 million ($384.4 million after tax) for the three months ended March 31, 2009. At September 30, 2009, the Company’s full-cost ceiling exceeded the Company’s capitalized cost. However, sustained downward movements in natural gas and oil prices subsequent to September 30, 2009, could result in future write-downs of the Company’s natural gas and oil properties.

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

  7.           Earnings (loss) per common share

Basic earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2008, there were no shares excluded from the calculation of diluted earnings per share. Diluted loss per common share for the nine months ended September 30, 2009, was computed by dividing the loss on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Due to the loss on common stock for the nine months ended September 30, 2009, the effect of outstanding stock options, restricted stock grants and performance share awards was excluded from the computation of diluted loss per common share as their effect was antidilutive. Common stock outstanding includes issued shares less shares held in treasury.

  8.           Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Interest, net of amount capitalized	$65,421	$59,638
Income taxes	$29,540	$117,506

  9.           New accounting standards

ASC 105-10-05-1 ASC 105-10-05-1 establishes the ASC as the source of authoritative generally accepted accounting principles recognized by the FASB. The ASC is a reorganization of GAAP into a topical format. It was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05-1 required the Company to revise its disclosures when referencing generally accepted accounting principles.

ASC 820 ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements with certain exceptions. ASC 820 was effective for the Company on January 1, 2008. ASC 820-10-65-1 delayed the effective date of ASC 820 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009. The types of assets and liabilities that are recognized at fair value under the provisions of ASC 820 effective January 1, 2009, due to the delayed effective date, include nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or new basis event, certain fair value measurements associated with goodwill impairment testing, indefinite-lived intangible assets and nonfinancial long-lived assets measured at fair value for impairment assessment, and asset retirement obligations initially measured at fair value. The adoption of ASC 820, including the application to certain nonfinancial assets and nonfinancial liabilities with a delayed effective date of January 1, 2009, did not have a material effect on the Company's financial position or results of operations.

ASC 805 ASC 805 requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. ASC 805 requires that acquisition-related costs will be generally expensed as incurred. ASC 805 also expands the disclosure requirements for business combinations. In addition, ASC 805 was amended and clarified to address application issues raised in regard to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 and its amendments were effective for the Company on January 1, 2009. The adoption of ASC 805 and its amendments did not have a material effect on the Company’s financial position or results of operations.

ASC 810-10 ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 was effective for the Company on January 1, 2009. The adoption of ASC 810-10 did not have a material effect on the Company’s financial position or results of operations.

ASC 815-10-50-1 ASC 815-10-50-1 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10-50-1 was effective for the Company on January 1, 2009. The adoption of ASC 815-10-50-1 requires additional disclosures regarding the Company’s derivative instruments; however, it did not impact the Company’s financial position or results of operations.

ASC 715-20-50-1 ASC 715-20-50-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. ASC 715-20-50-1 was effective for the Company on January 1, 2009. The adoption of ASC 715-20-50-1 will require additional disclosures regarding the Company's defined benefit pension and other postretirement plans in the annual financial statements; however, it will not impact the Company's financial position or results of operations.

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

ASC 825-10-50-2A ASC 825-10-50-2A requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-50-2A was effective for the Company in the second quarter of 2009. The adoption of ASC 825-10-50-2A requires additional disclosures regarding the Company’s fair value of financial instruments; however, it did not impact the Company’s financial position or results of operations.

ASC 855 ASC 855 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition it requires the disclosure of the date through which the Company has evaluated subsequent events and whether it represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for the Company on June 30, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial position or results of operations.

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

Comprehensive income (loss), and the components of other comprehensive income (loss) and related tax effects, were as follows:
	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Net income	$92,584	$118,382
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $(4,632) and $56,940 in 2009 and 2008, respectively	(7,557)	92,903
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income, net of tax of $10,022 and $(12,955) in 2009 and 2008, respectively	16,352	(21,137)
Net unrealized gain (loss) on derivative instruments qualifying as hedges	(23,909)	114,040
Foreign currency translation adjustment, net of tax of $2,538 and $(4,805) in 2009 and 2008, respectively	3,902	(7,461)
	(20,007)	106,579
Comprehensive income	$72,577	$224,961

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net income (loss)	$(195,908)	$304,940
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $(1,758) and $16,811 in 2009 and 2008, respectively	(2,869)	27,462
Less: Reclassification adjustment for gain on derivative instruments included in net income (loss), net of tax of $21,908 and $3,310 in 2009 and 2008, respectively	35,743	5,377
Net unrealized gain (loss) on derivative instruments qualifying as hedges	(38,612)	22,085
Foreign currency translation adjustment, net of tax of $6,414 and $(1,928) in 2009 and 2008, respectively	9,909	(3,000)
	(28,703)	19,085
Comprehensive income (loss)	$(224,611)	$324,025

11.           Equity method investments

Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at September 30, 2009, include the Brazilian Transmission Lines.

In August 2006, MDU Brasil acquired ownership interests in companies owning the Brazilian Transmission Lines. The interests involve the ENTE (13.3-percent ownership interest), ERTE (13.3-percent ownership interest) and ECTE (25-percent ownership interest) electric transmission lines, which are primarily in northeastern and southern Brazil.

At September 30, 2009 and 2008, and December 31, 2008, the Company's equity method investments had total assets of $379.4 million, $358.6 million and $294.7 million, respectively, and long-term debt of $180.9 million, $179.0 million and $158.0 million, respectively. The Company's investment in its equity method investments was approximately $60.2 million, $53.7 million and $44.4 million, including undistributed earnings of $8.7 million, $8.6 million and $6.8 million, at September 30, 2009 and 2008, and December 31, 2008, respectively.

12.           Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance	Goodwill	Balance
	as of	Acquired	as of
Nine Months Ended	January 1,	During	September 30,
September 30, 2009	2009	the Year*	2009
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	344,952	784	345,736
Construction services	95,619	4,184	99,803
Pipeline and energy services	1,159	6,595	7,754
Natural gas and oil production	—	—	—
Construction materials and contracting	174,005	1,738	175,743
Other	—	—	—
Total	$615,735	$13,301	$629,036
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

	Balance	Goodwill	Balance
	as of	Acquired	as of
Nine Months Ended	January 1,	During	September 30,
September 30, 2008	2008	the Year*	2008
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	171,129	(11)	171,118
Construction services	91,385	3,937	95,322
Pipeline and energy services	1,159	—	1,159
Natural gas and oil production	—	—	—
Construction materials and contracting	162,025	13,078	175,103
Other	—	—	—
Total	$425,698	$17,004	$442,702
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

	Balance	Goodwill	Balance
	as of	Acquired	as of
Year Ended	January 1,	During the	December 31,
December 31, 2008	2008	Year*	2008
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	171,129	173,823	344,952
Construction services	91,385	4,234	95,619
Pipeline and energy services	1,159	—	1,159
Natural gas and oil production	—	—	—
Construction materials and contracting	162,025	11,980	174,005
Other	—	—	—
Total	$425,698	$190,037	$615,735
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Other intangible assets were as follows:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Customer relationships	$24,606	$22,719	$21,842
Accumulated amortization	(8,754)	(6,362)	(6,985)
	15,852	16,357	14,857
Noncompete agreements	12,227	9,737	10,080
Accumulated amortization	(6,281)	(4,714)	(5,126)
	5,946	5,023	4,954
Other	11,478	11,220	10,949
Accumulated amortization	(3,092)	(1,870)	(2,368)
	8,386	9,350	8,581
Total	$30,184	$30,730	$28,392

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2009, was $1.3 million and $3.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2008, was $1.0 million and $3.6 million, respectively. Estimated amortization expense for amortizable intangible assets is $5.4 million in 2009, $4.7 million in 2010, $3.9 million in 2011, $3.7 million in 2012, $3.3 million in 2013 and $13.1 million thereafter.

13.	Derivative instruments

The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of September 30, 2009, the Company had no outstanding foreign currency or interest rate hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2008 Annual Report.

Cascade and Intermountain

At September 30, 2009, Cascade and Intermountain held natural gas swap agreements, with total forward notional volumes of 21.3 million MMBtu, which were not designated as hedges. Cascade and Intermountain utilize natural gas swap agreements to manage a portion of their regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the IPUC, WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Cascade and Intermountain record periodic changes in the fair market value of the derivative instruments on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade and Intermountain will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three and nine months ended September 30, 2009, Cascade and Intermountain recorded the decrease in the fair market value of the derivative instruments of $21.8 million and $43.7 million, respectively, in regulatory assets.

Certain of Cascade's derivative instruments contain credit-risk-related contingent features that permit the counterparties to require collateralization if Cascade's derivative liability positions exceed certain dollar thresholds. The dollar thresholds in certain of Cascade's agreements are determined and may fluctuate based on Cascade's credit rating on its debt. In addition, Cascade's and Intermountain's derivative instruments contain cross-default provisions that state if the entity fails to make payment with respect to certain of its indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of such entity's derivative instruments in liability positions. The aggregate fair value of Cascade and Intermountain's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2009, was $46.1 million. Cascade has posted collateral of $4.4 million associated with certain of these contracts. The aggregate fair value of additional assets that would have been required to be posted as collateral and the fair value of assets that would have been needed to settle the instruments immediately if the credit-risk related contingent features were triggered on September 30, 2009, was $41.7 million.

Fidelity

At September 30, 2009, Fidelity held natural gas swaps and collar agreements with total forward notional volumes of 28.1 million MMBtu, natural gas basis swaps with total forward notional volumes of 16.0 million MMBtu, and oil swaps and collar agreements with total forward notional volumes of 1.3 million Bbl, all of which were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil and basis differentials on its forecasted sales of natural gas and oil production.

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

For the three and nine months ended September 30, 2009 and 2008, the amount of hedge ineffectiveness was immaterial, and there were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur. There were no such reclassifications into earnings as a result of the discontinuance of hedges.

Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in operating revenues on the Consolidated Statements of Income. For further information regarding the gains and losses on derivative instruments qualifying as cash flow hedges that were recognized in other comprehensive income (loss) and the gains and losses reclassified from accumulated other comprehensive income (loss) into earnings, see Note 10.

As of September 30, 2009, the maximum term of the swap and collar agreements, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 27 months. The Company estimates that over the next 12 months net gains of approximately $10.8 million (after tax) will be reclassified from accumulated other comprehensive loss into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

Certain of Fidelity's derivative instruments contain cross-default provisions that state if Fidelity fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2009, was $13.6 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on September 30, 2009, was $13.6 million.

The location and fair value of all of the Company’s derivative instruments in the Consolidated Balance Sheets as of September 30, 2009, were as follows:

	Asset Derivatives		Liability Derivatives
	Location on Consolidated Balance Sheets	Fair Value	Location on Consolidated Balance Sheets	Fair Value
	(In thousands)
Commodity derivatives designated as hedges:
	Commodity derivative instruments	$28,421	Commodity derivative instruments	$10,962
	Other assets - noncurrent	2,894	Other liabilities – noncurrent	2,639
Total derivatives designated as hedges		31,315		13,601

Commodity derivatives not designated as hedges:
	Commodity derivative instruments	—	Commodity derivative instruments	33,941
	Other assets - noncurrent	—	Other liabilities – noncurrent	7,718
Total derivatives not designated as hedges		—		41,659
Total derivatives		$31,315		$55,260
Note: The fair value of the commodity derivative instruments not designated as hedges is presented net of collateral provided to the counterparties by Cascade of $4.4 million.

14.           Fair value measurements

The Company elected to measure its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. These investments had previously been accounted for as available-for-sale investments. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $33.6 million, $30.7 million and $27.7 million, as of September 30, 2009 and 2008, and December 31, 2008, respectively, are classified as Investments on the Consolidated Balance Sheets. The increase in the fair value of these investments for the three and nine months ended September 30, 2009, was $4.1 million (before tax) and $5.9 million (before tax), respectively. The decrease in the fair value of these investments for the three and nine months ended September 30, 2008, was $3.2 million (before tax) and $5.5 million (before tax), respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income. The Company did not elect the fair value option for its remaining available-for-sale securities, which are auction rate securities. The Company’s auction rate securities, which totaled $11.4 million at September 30, 2009 and 2008, and December 31, 2008, are accounted for as available-for-sale and are recorded at fair value. The fair value of the auction rate securities approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at September 30, 2009
	(In thousands)
Assets:
Money market funds	$50,608	$—	$—	$—	$50,608
Available-for-sale securities	33,587	11,400	—	—	44,987
Commodity derivative instruments - current	—	28,421	—	—	28,421
Commodity derivative instruments - noncurrent	—	2,894	—	—	2,894
Total assets measured at fair value	$84,195	$42,715	$—	$—	$126,910
Liabilities:
Commodity derivative instruments - current	$—	$49,308	$—	$4,405	$44,903
Commodity derivative instruments - noncurrent	—	10,357	—	—	10,357
Total liabilities measured at fair value	$—	$59,665	$—	$4,405	$55,260

	Fair Value Measurements at September 30, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at September 30, 2008
	(In thousands)
Assets:
Available-for-sale securities	$30,742	$11,400	$—	$—	$42,142
Commodity derivative instruments - current	—	38,877	—	—	38,877
Commodity derivative instruments - noncurrent	—	9,719	—	—	9,719
Total assets measured at fair value	$30,742	$59,996	$—	$—	$90,738
Liabilities:
Commodity derivative instruments - current	$—	$35,944	$—	$—	$35,944
Commodity derivative instruments - noncurrent	—	20,801	—	—	20,801
Total liabilities measured at fair value	$—	$56,745	$—	$—	$56,745

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at December 31, 2008
	(In thousands)
Assets:
Available-for-sale securities	$27,725	$11,400	$—	$—	$39,125
Commodity derivative instruments - current	—	78,164	—	—	78,164
Commodity derivative instruments - noncurrent	—	3,222	—	—	3,222
Total assets measured at fair value	$27,725	$92,786	$—	$—	$120,511
Liabilities:
Commodity derivative instruments - current	$—	$67,629	$—	$11,100	$56,529
Commodity derivative instruments - noncurrent	—	23,534	—	—	23,534
Total liabilities measured at fair value	$—	$91,163	$—	$11,100	$80,063

The estimated fair value of the Company’s Level 1 money market funds is valued at the net asset value of shares held by the Company, based on published market quotations in active markets. The estimated fair value of the Company’s Level 1 available-for-sale securities is based on quoted market prices in active markets for identical equity and fixed-income securities. The estimated fair value of the Company’s Level 2 available-for-sale securities is based on comparable market transactions. The estimated fair value of the Company’s Level 2 commodity derivative instruments reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date. These values are based upon, among other things, futures prices, volatility and time to maturity.

The Company’s long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The estimated fair value of the Company’s long-term debt was based on quoted market prices of the same or similar issues. The estimated fair value of the Company's long-term debt at September 30 was as follows:

	2009
	Carrying	Fair
	Amount	Value
	(In thousands)
Long-term debt	$1,499,623	$1,540,656

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

The pipeline and energy services segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides energy-related services.

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

The information below follows the same accounting policies as described in Note 1 of the Company’s Notes to Consolidated Financial Statements in the 2008 Annual Report. Information on the Company’s businesses was as follows:

		Inter-
	External	segment	Earnings
Three Months	Operating	Operating	on Common
Ended September 30, 2009	Revenues	Revenues	Stock
	(In thousands)
Electric	$51,922	$—	$10,148
Natural gas distribution	97,443	—	(9,299)
Pipeline and energy services	57,502	11,163	10,619
	206,867	11,163	11,468
Construction services	186,404	17	7,305
Natural gas and oil production	92,675	16,752	24,363
Construction materials and contracting	621,981	—	47,502
Other	—	2,677	1,775
	901,060	19,446	80,945
Intersegment eliminations	—	(30,609)	—
Total	$1,107,927	$—	$92,413

		Inter-
	External	segment	Earnings
Three Months	Operating	Operating	on Common
Ended September 30, 2008	Revenues	Revenues	Stock
	(In thousands)
Electric	$56,011	$—	$6,867
Natural gas distribution	94,001	—	(3,362)
Pipeline and energy services	118,870	15,705	5,669
	268,882	15,705	9,174
Construction services	328,312	198	16,269
Natural gas and oil production	116,650	76,505	57,490
Construction materials and contracting	619,990	—	33,567
Other	—	2,557	1,711
	1,064,952	79,260	109,037
Intersegment eliminations	—	(94,965)	—
Total	$1,333,834	$—	$118,211

		Inter-	Earnings
	External	segment	(Loss)
Nine Months	Operating	Operating	on Common
Ended September 30, 2009	Revenues	Revenues	Stock
	(In thousands)
Electric	$147,677	$—	$18,477
Natural gas distribution	744,758	—	9,815
Pipeline and energy services	172,626	49,135	27,879
	1,065,061	49,135	56,171
Construction services	651,897	59	22,870
Natural gas and oil production	248,125	72,203	(328,174)
Construction materials and contracting	1,194,889	—	47,832
Other	—	8,075	4,879
	2,094,911	80,337	(252,593)
Intersegment eliminations	—	(129,472)	—
Total	$3,159,972	$—	$(196,422)

		Inter-
	External	segment	Earnings
Nine Months	Operating	Operating	on Common
Ended September 30, 2008	Revenues	Revenues	Stock
	(In thousands)
Electric	$154,140	$—	$15,134
Natural gas distribution	653,100	—	18,467
Pipeline and energy services	355,228	68,257	19,665
	1,162,468	68,257	53,266
Construction services	960,331	280	41,172
Natural gas and oil production	336,001	241,935	179,823
Construction materials and contracting	1,248,713	—	25,205
Other	—	7,853	4,960
	2,545,045	250,068	251,160
Intersegment eliminations	—	(318,325)	—
Total	$3,707,513	$—	$304,426

Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from construction services, natural gas and oil production, construction materials and contracting, and other are all from nonregulated operations.

16.           Acquisitions

During the first nine months of 2009, the Company acquired a pipeline and energy services business in Montana which was not material. The total purchase consideration for this business and purchase price adjustments with respect to certain other acquisitions made prior to 2009, consisting of the Company's common stock and cash, was $22.1 million.

The above acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. Final fair market values are pending the completion of the review of the relevant assets and liabilities identified as of the acquisition date. The results of operations of the acquired business are included in the financial statements since the date of the acquisition. Pro forma financial amounts reflecting the effect of the above acquisition are not presented, as such acquisition was not material to the Company's financial position or results of operations.

17.           Employee benefit plans

The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
Three Months	Pension Benefits		Benefits
Ended September 30,	2009	2008	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,032	$1,752	$564	$28
Interest cost	5,480	4,230	1,374	71
Expected return on assets	(6,266)	(5,272)	(1,287)	(81)
Amortization of prior service cost (credit)	151	132	(689)	(40)
Amortization of net actuarial loss	397	209	73	9
Curtailment loss	1,650	—	—	—
Amortization of net transition obligation	—	—	531	30
Net periodic benefit cost, including amount capitalized	3,444	1,051	566	17
Less amount capitalized	(7)	132	204	75
Net periodic benefit cost	$3,451	$919	$362	$(58)

			Other
			Postretirement
Nine Months	Pension Benefits		Benefits
Ended September 30,	2009	2008	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,095	$6,572	$1,655	$1,178
Interest cost	16,439	15,859	4,099	3,053
Expected return on assets	(18,796)	(19,766)	(4,104)	(3,469)
Amortization of prior service cost (credit)	453	496	(2,067)	(1,717)
Amortization of net actuarial loss	1,214	783	428	370
Curtailment loss	1,650	—	—	—
Amortization of net transition obligation	—	—	1,594	1,324
Net periodic benefit cost, including amount capitalized	7,055	3,944	1,605	739
Less amount capitalized	758	528	227	264
Net periodic benefit cost	$6,297	$3,416	$1,378	$475

In 2009, the Company evaluated several provisions of its employee defined benefit plans for nonunion and certain union employees. As a result of this evaluation, the Company determined that, effective January 1, 2010, all benefit and service accruals of these plans will be frozen. These employees will be eligible to receive additional defined contribution plan benefits.

Effective January 1, 2010, eligibility to receive retiree medical benefits will be modified at certain of the Company’s businesses. Current employees who attain age 55 with 10 years of continuous service by December 31, 2010, will be provided the current retiree medical insurance benefits or can elect the new benefit, if desired, regardless of when they retire. All other current employees must meet the new eligibility criteria of age 60 and 10 years of continuous service at the time they retire. These employees will be eligible for a specified company funded Retiree Reimbursement Account. Employees hired after December 31, 2009, will not be eligible for retiree medical benefits.

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee’s retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2009, was $2.0 million and $6.3 million, respectively. The Company’s net periodic benefit cost for this plan for the three and nine months ended September 30, 2008, was $2.0 million and $6.4 million, respectively.

18.           Regulatory matters and revenues subject to refund

In November 2006, Montana-Dakota filed an application with the NDPSC requesting an advance determination of prudence of Montana-Dakota's ownership interest in Big Stone Station II. In August 2008, the NDPSC approved Montana-Dakota’s request for advance determination of prudence for ownership in the proposed Big Stone Station II for a minimum of 121.8 MW up to a maximum of 133 MW and a proportionate ownership share of the associated transmission electric resources. In September 2008, the intervenors in the proceeding appealed the NDPSC order to the North Dakota District Court. The intervenors brief was filed January 21, 2009, and Montana-Dakota filed its response brief on February 17, 2009. On August 19, 2009, the North Dakota District Court affirmed the NDPSC’s order and denied the intervenors appeal. A decision has been made by the Big Stone Station II participants not to proceed with the project.

On August 17, 2009, Montana-Dakota filed an application with the WYPSC for an electric rate increase. Montana-Dakota requested a total increase of $6.2 million annually or approximately 31 percent above current rates. The rate increase request was necessitated by the Company’s 25 MW ownership interest in the Wygen III power generation facility currently under construction near Gillette, Wyoming. The generation will replace a portion of the purchased power currently used to serve its Wyoming system.

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

19.           Contingencies
Litigation

Coalbed Natural Gas Operations Fidelity’s CBNG operations are and have been the subject of numerous lawsuits in Montana and Wyoming. The current cases involve the permitting and use of water produced in connection with Fidelity’s CBNG development in the Powder River Basin. Some of these cases challenge the issuance of discharge permits by the Montana DEQ and approval of other water management tools by the MBOGC.

In April 2006, the Northern Cheyenne Tribe filed a complaint in Montana Twenty-Second Judicial District Court against the Montana DEQ seeking to set aside Fidelity’s renewed direct discharge and treatment permits. The Northern Cheyenne Tribe claimed the Montana DEQ violated the Clean Water Act and the Montana Water Quality Act by failing to include in the permits conditions requiring application of the best practicable control technology currently available and by failing to impose a nondegradation policy like the one the BER adopted soon after the permit was issued. In addition, the Northern Cheyenne Tribe claimed that the actions of the Montana DEQ violated the Montana State Constitution’s guarantee of a clean and healthful environment, that the Montana DEQ’s related environmental assessment was invalid, that the Montana DEQ was required, but failed, to prepare an EIS and that the Montana DEQ failed to consider other alternatives to the issuance of the permits. Fidelity, the NPRC, and the TRWUA were granted leave to intervene in this proceeding. On January 12, 2009, the Montana Twenty-Second Judicial District Court decided the case in favor of Fidelity and the Montana DEQ in all respects, denying the motions of the Northern Cheyenne Tribe, TRWUA, and NPRC, and granting the cross-motions of the Montana DEQ and Fidelity in their entirety. As a result, Fidelity may continue to utilize its direct discharge and treatment permits. The NPRC, the TRWUA and the Northern Cheyenne Tribe appealed the decision to the Montana Supreme Court on March 9, 11, and 13, 2009, respectively.

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

In October 2003, Tongue & Yellowstone Irrigation District, NPRC and MEIC filed a lawsuit in Montana First Judicial District Court challenging the MBOGC’s ROD adopting the 2003 Final EIS which analyzed CBNG development in the State of Montana. Through the amendment of the plaintiffs’ pleadings and as a result of discovery, the defendants have now determined that the primary legal issue before the Court is whether the ROD authorizes the “wasting” of ground water in violation of the Montana State Constitution and the public trust doctrine. Specifically, the plaintiffs contend that various water management tools, including Fidelity’s direct discharge permits, allow for the waste of water. The parties are currently briefing cross-motions for summary judgment. Should the Montana First Judicial District Court determine that Fidelity’s direct discharge permits violate the Montana State Constitution, Fidelity’s Montana CBNG operations could be significantly and adversely affected.

Fidelity will continue to vigorously defend its interests in all CBNG-related litigation in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could adversely impact Fidelity’s existing CBNG operations and/or the future development of this resource in the affected regions.

Electric Operations In June 2008, the Sierra Club filed a complaint in the South Dakota Federal District Court against Montana-Dakota and the two other co-owners of the Big Stone Station. The complaint alleged certain violations of the PSD and NSPS provisions of the Clean Air Act and certain violation of the South Dakota SIP. The action further alleged that the Big Stone Station was modified and operated without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. The Sierra Club alleged that these actions contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. The Sierra Club sought declaratory and injunctive relief to bring the co-owners of the Big Stone Station into compliance with the Clean Air Act and the South Dakota SIP and to require them to remedy the alleged violations. The Sierra Club also sought unspecified civil penalties, including a beneficial mitigation project. The Company believes the claims are without merit and that Big Stone Station has been and is being operated in compliance with the Clean Air Act and the South Dakota SIP. On March 31, 2009, the District Court granted the motion of the co-owners to dismiss the complaint. The Sierra Club filed a motion requesting the District Court to reconsider its ruling on a portion of the order dismissing the complaint which was denied on July 22, 2009. On July 30, 2009, the Sierra Club appealed from the orders dismissing the case and denying the motion for reconsideration to the United States Court of Appeals for the Eighth Circuit. In October 2009, the United States requested and was granted an extension until November 19, 2009, to file a brief as amicus curiae.

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

Environmental matters

Portland Harbor Site In December 2000, MBI was named by the EPA as a PRP in connection with the cleanup of a riverbed site adjacent to a commercial property site acquired by MBI from Georgia-Pacific West, Inc. in 1999. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG, a group of several entities, which does not include MBI or Georgia-Pacific West, Inc. Investigative costs are indicated to be in excess of $70 million. It is not possible to estimate the cost of a corrective action plan until the remedial investigation and feasibility study have been completed, the EPA has decided on a strategy and a ROD has been published. Corrective action will be taken after the development of a proposed plan and ROD on the harbor site is issued. MBI also received notice in January 2008 that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. The Trustee Council indicates the injury determination is appropriate to facilitate early settlement of damages and restoration for natural resource injuries. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.

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

The second claim is for contamination at a site in Washington and was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. The report describes alternative remediation options with preliminary estimated costs ranging from $340,000 to $2.9 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. There is currently not enough information to estimate the potential liability to Cascade associated with this claim.

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

In addition, WBI Holdings has guaranteed certain of Fidelity’s natural gas swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the natural gas swap and collar agreements as the amount of the obligation is dependent upon natural gas commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas swap and collar agreements at September 30, 2009, expire in the years ranging from 2009 to 2011; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. There were no amounts outstanding by Fidelity at September 30, 2009. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts, a conditional purchase agreement and certain other guarantees. At September 30, 2009, the fixed maximum amounts guaranteed under these agreements aggregated $103.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $8.2 million in 2009; $58.9 million in 2010; $24.2 million in 2011; $2.3 million in 2012; $1.2 million in 2013; $200,000 in 2014; $1.2 million in 2018; $300,000 in 2019; $3.2 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $500,000 and was reflected on the Consolidated Balance Sheet at September 30, 2009. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, materials obligations, natural gas transportation agreements and other agreements that guarantee the performance of other subsidiaries of the Company. At September 30, 2009, the fixed maximum amounts guaranteed under these letters of credit, aggregated $37.1 million. In 2009 and 2010, $26.7 million and $10.4 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at September 30, 2009.

Fidelity and WBI Holdings have outstanding guarantees to Williston Basin. These guarantees are related to natural gas transportation and storage agreements that guarantee the performance of Prairielands. At September 30, 2009, the fixed maximum amounts guaranteed under these agreements aggregated $24.0 million. Scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $20.0 million in 2009 and $4.0 million in 2011. In the event of Prairielands’ default in its payment obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee. The amount outstanding by Prairielands under the above guarantees was $1.6 million, which was not reflected on the Consolidated Balance Sheet at September 30, 2009, because these intercompany transactions are eliminated in consolidation.

In addition, Centennial and Knife River have issued guarantees to third parties related to the Company’s routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, materials or lease obligations, Centennial or Knife River would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items and materials were reflected on the Consolidated Balance Sheet at September 30, 2009.

In the normal course of business, Centennial has purchased surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of September 30, 2009, approximately $529 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

20.           Subsequent events

The Company evaluated for events or transactions between the balance sheet date and November 5, 2009, the date of the issuance of the financial statements, that would require recognition or disclosure in the financial statements.

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

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper facilities and the issuance from time to time of debt and equity securities. Although volatility and disruptions in the capital markets have increased significantly, the Company continues to issue commercial paper to meet its current needs. If access to the commercial paper markets were to become unavailable, the Company may need to borrow under its credit agreements. At that time, accessing the long-term debt market may be more challenging and result in higher interest rates. As a result, the Company has increased its focus on the use of operating cash flows to substantially fund capital expenditures. For more information on the Company’s net capital expenditures, see Liquidity and Capital Commitments.

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

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational regulations at the federal level. The ability of these segments to grow through acquisitions is subject to significant competition from other energy providers. In addition, the ability of both segments to grow service territory and customer base is affected by the economic environment of the markets served and competition from other energy providers and fuels. The construction of electric generating facilities and transmission lines are subject to increasing cost and lead time, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could increase the price and decrease the retail demand for electricity and natural gas.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, where applicable)
Electric	$10.1	$6.8	$18.5	$15.1
Natural gas distribution	(9.3)	(3.4)	9.8	18.5
Construction services	7.3	16.3	22.9	41.2
Pipeline and energy services	10.6	5.7	27.9	19.7
Natural gas and oil production	24.4	57.5	(328.2)	179.8
Construction materials and contracting	47.5	33.6	47.8	25.2
Other	1.8	1.7	4.9	4.9
Earnings (loss) on common stock	$92.4	$118.2	$(196.4)	$304.4
Earnings (loss) per common share – basic	$.50	$.65	$(1.07)	$1.66
Earnings (loss) per common share – diluted	$.50	$.64	$(1.07)	$1.66
Return on average common equity for the 12 months ended			(8.1)%	15.5%

Three Months Ended September 30, 2009 and 2008 Consolidated earnings for the quarter ended September 30, 2009, decreased $25.8 million from the comparable prior period largely due to:

•
Lower average realized natural gas prices and oil prices of 34 percent and 47 percent, respectively, as well as decreased natural gas production of 16 percent, partially offset by lower depreciation, depletion and amortization expense, lower production taxes and decreased lease operating expenses at the natural gas and oil production business

•	Lower construction workloads, partially offset by lower general and administrative expense at the construction services business

•	Seasonal loss of $5.4 million (after tax) at Intermountain, which was acquired in October 2008, at the natural gas distribution business

Partially offsetting these decreases were:

•	Increased earnings from liquid asphalt oil, asphalt and aggregate operations at the construction materials and contracting business
•
Lower operation and maintenance expense, higher storage services revenue and increased transportation volumes, partially offset by decreased gathering volumes at the pipeline and energy services business

Nine Months Ended September 30, 2009 and 2008 Consolidated earnings for the nine months ended September 30, 2009, decreased $500.8 million primarily due to:

•
A noncash write-down of natural gas and oil properties of $384.4 million (after tax), as well as lower average realized natural gas prices and oil prices of 35 percent and 54 percent, respectively, and decreased natural gas production of 12 percent, partially offset by lower production taxes and lower depreciation, depletion and amortization expense at the natural gas and oil production business

•	Lower construction workloads, partially offset by lower general and administrative expense at the construction services business
•
Decreased retail sales volumes at existing operations and the absence of a $4.4 million (after tax) gain on the sale of Cascade’s natural gas management service in June 2008 at the natural gas distribution business

Partially offsetting these decreases were:

•	Increased earnings from liquid asphalt oil and asphalt operations, as well as lower selling, general and administrative expense at the construction materials and contracting business
•	Increased transportation volumes and lower operation and maintenance expense at the pipeline and energy services business

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, where applicable)
Operating revenues	$51.9	$56.0	$147.7	$154.1
Operating expenses:
Fuel and purchased power	15.2	19.6	49.1	54.0
Operation and maintenance	13.8	15.9	45.3	47.4
Depreciation, depletion and amortization	6.1	6.0	18.2	18.1
Taxes, other than income	2.2	2.2	7.0	6.6
	37.3	43.7	119.6	126.1
Operating income	14.6	12.3	28.1	28.0
Earnings	$10.1	$6.8	$18.5	$15.1
Retail sales (million kWh)	655.0	660.7	1,975.2	1,946.2
Sales for resale (million kWh)	11.7	58.8	44.1	158.7
Average cost of fuel and purchased power per kWh	$.022	$.026	$.023	$.024

Three Months Ended September 30, 2009 and 2008 Electric earnings increased $3.3 million (48 percent) due to:

•	Higher other income, primarily allowance for funds used during construction of $2.0 million (after tax)
•	Lower operation and maintenance expense of $1.3 million (after tax), largely payroll and benefit-related costs

Nine Months Ended September 30, 2009 and 2008 Electric earnings increased $3.4 million (22 percent) due to:

•	Higher other income, primarily allowance for funds used during construction of $3.5 million (after tax)
•	Lower operation and maintenance expense of $1.3 million (after tax), largely payroll and benefit-related costs

Partially offsetting these increases were decreased sales for resale margins due to lower average rates of 39 percent and decreased volumes of 72 percent due to lower market demand and decreased plant generation.

Natural Gas Distribution
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, where applicable)
Operating revenues	$97.4	$94.0	$744.8	$653.1
Operating expenses:
Purchased natural gas sold	55.6	55.9	529.0	475.9
Operation and maintenance	31.6	26.9	105.3	82.6
Depreciation, depletion and amortization	10.8	7.4	32.1	21.7
Taxes, other than income	7.3	4.7	41.5	30.3
	105.3	94.9	707.9	610.5
Operating income (loss)	(7.9)	(.9)	36.9	42.6
Earnings (loss)	$(9.3)	$(3.4)	$9.8	$18.5
Volumes (MMdk):
Sales	7.5	6.4	65.2	53.0
Transportation	38.2	24.9	95.6	70.0
Total throughput	45.7	31.3	160.8	123.0
Degree days (% of normal)*
Montana-Dakota	30%	70%	103%	103%
Cascade	80%	111%	105%	111%
Intermountain	103%	—	104%	—
Average cost of natural gas, including transportation, per dk**	$7.39	$8.68	$8.11	$8.18
* Degree days are a measure of the daily temperature-related demand for energy for heating. ** Regulated natural gas sales only. Note: Intermountain was acquired on October 1, 2008.

Three Months Ended September 30, 2009 and 2008 The natural gas distribution business experienced a seasonal loss of $9.3 million in the third quarter of 2009 compared to a loss of $3.4 million in the third quarter of 2008. The increase in the seasonal loss is due to:

•	Seasonal loss of $5.4 million (after tax) at Intermountain, which was acquired in October 2008
•	Decreased retail sales volumes at existing operations, largely resulting from 27 percent warmer weather than last year in the Northwest
•	Decreased energy-related services of $1.1 million (after tax)

Partially offsetting these decreases was lower operation and maintenance expense at existing operations of $1.3 million (after tax), largely payroll and benefit-related costs.

Nine Months Ended September 30, 2009 and 2008 Earnings at the natural gas distribution business decreased $8.7 million (47 percent) due to:

•	Decreased retail sales volumes at existing operations, largely resulting from 6 percent warmer weather than last year in the Northwest
•	Absence of a $4.4 million (after tax) gain on the sale of Cascade’s natural gas management service in June 2008

Partially offsetting these decreases was lower operation and maintenance expense at existing operations of $1.3 million (after tax), including lower payroll and benefit-related costs.

Construction Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)
Operating revenues	$186.4	$328.5	$651.9	$960.6
Operating expenses:
Operation and maintenance	166.1	288.0	582.5	848.5
Depreciation, depletion and amortization	3.2	3.3	10.0	9.8
Taxes, other than income	5.2	9.5	21.1	31.9
	174.5	300.8	613.6	890.2
Operating income	11.9	27.7	38.3	70.4
Earnings	$7.3	$16.3	$22.9	$41.2

Three Months Ended September 30, 2009 and 2008 Construction services earnings decreased $9.0 million (55 percent) due to lower construction workloads, partially offset by lower general and administrative expense of $2.1 million (after tax), largely payroll-related.

Nine Months Ended September 30, 2009 and 2008 Construction services earnings decreased $18.3 million (44 percent) over the comparable prior period due to lower construction workloads, partially offset by lower general and administrative expense of $3.2 million (after tax), largely payroll-related.

Pipeline and Energy Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenues	$68.7	$134.6	$221.8	$423.5
Operating expenses:
Purchased natural gas sold	25.7	97.6	100.0	308.3
Operation and maintenance	14.0	17.2	42.8	51.4
Depreciation, depletion and amortization	6.6	5.9	18.8	17.4
Taxes, other than income	3.0	2.9	8.9	8.5
	49.3	123.6	170.5	385.6
Operating income	19.4	11.0	51.3	37.9
Earnings	$10.6	$5.7	$27.9	$19.7
Transportation volumes (MMdk):
Montana-Dakota	10.4	8.2	28.9	23.7
Other	30.8	29.1	93.3	77.3
	41.2	37.3	122.2	101.0
Gathering volumes (MMdk)	22.7	26.8	71.3	76.2

Three Months Ended September 30, 2009 and 2008 Pipeline and energy services earnings increased $4.9 million (87 percent) due to:

•	Lower operation and maintenance expense, including lower costs associated with the natural gas storage litigation, which was settled
•	Higher storage services revenues of $1.8 million (after tax)
•	Increased transportation volumes of $1.0 million (after tax), largely volumes transported to storage
•	Higher gathering rates of $600,000 (after tax)

Partially offsetting these increases were decreased gathering volumes of 15 percent. Results also reflect lower operating revenues, as well as lower purchased natural gas sold related to lower natural gas prices.

Nine Months Ended September 30, 2009 and 2008 Pipeline and energy services earnings increased $8.2 million (42 percent) due to:

•	Increased transportation volumes of $4.0 million (after tax), largely volumes transported to storage
•	Lower operation and maintenance expense of $3.9 million (after tax), largely associated with the natural gas storage litigation, which was settled
•	Higher gathering rates of $1.7 million (after tax)

Partially offsetting these increases were decreased gathering volumes of 7 percent. Results also reflect lower operating revenues, as well as lower purchased natural gas sold related to lower natural gas prices. The above table also reflects lower operation and maintenance expense and revenues related to energy-related service projects.

Natural Gas and Oil Production
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$67.3	$121.1	$218.2	$379.1
Oil	42.1	72.0	102.1	198.7
Other	—	.1	—	.1
	109.4	193.2	320.3	577.9
Operating expenses:
Purchased natural gas sold	—	—	—	.1
Operation and maintenance:
Lease operating costs	16.3	21.0	54.2	58.5
Gathering and transportation	6.1	6.6	18.3	18.5
Other	7.9	10.5	29.0	33.1
Depreciation, depletion and amortization	29.1	44.5	101.9	125.5
Taxes, other than income:
Production and property taxes	8.1	15.5	21.2	45.4
Other	.1	.2	.6	.7
Write-down of natural gas and oil properties	—	—	620.0	—
	67.6	98.3	845.2	281.8
Operating income (loss)	41.8	94.9	(524.9)	296.1
Earnings (loss)	$24.4	$57.5	$(328.2)	$179.8
Production:
Natural gas (MMcf)	13,657	16,188	43,355	49,280
Oil (MBbls)	807	729	2,320	2,067
Total Production (MMcf equivalent)	18,502	20,566	57,277	61,684
Average realized prices (including hedges):
Natural gas (per Mcf)	$4.93	$7.48	$5.03	$7.69
Oil (per barrel)	$52.13	$98.61	$44.00	$96.09
Average realized prices (excluding hedges):
Natural gas (per Mcf)	$2.34	$7.84	$2.82	$8.02
Oil (per barrel)	$55.00	$99.60	$45.42	$97.01
Average depreciation, depletion and amortization rate, per equivalent Mcf	$1.47	$2.10	$1.69	$1.97
Production costs, including taxes, per equivalent Mcf:
Lease operating costs	$.88	$1.02	$.95	$.95
Gathering and transportation	.33	.32	.32	.30
Production and property taxes	.43	.75	.37	.73
	$1.64	$2.09	$1.64	$1.98

Three Months Ended September 30, 2009 and 2008 Natural gas and oil production experienced a decrease in earnings of $33.1 million (58 percent) due to:

•	Lower average realized natural gas prices and oil prices of 34 percent and 47 percent, respectively
•	Decreased natural gas production of 16 percent, largely related to normal production declines at certain properties

Partially offsetting these decreases were:

•
Lower depreciation, depletion and amortization expense of $9.5 million (after tax), due to lower depletion rates and decreased combined production. The lower depletion rates are largely the result of the write-downs of natural gas and oil properties in December 2008 and March 2009.

•	Lower production taxes of $4.6 million (after tax) associated largely with lower average prices
•	Decreased lease operating expenses of $2.9 million (after tax)
•	Increased oil production of 11 percent, largely related to drilling activity in the Bakken area
•	Lower general and administrative expense of $1.6 million (after tax)

Nine Months Ended September 30, 2009 and 2008 Natural gas and oil production experienced a decrease in earnings of $508.0 million due to:

•	A noncash write-down of natural gas and oil properties of $384.4 million (after tax), as discussed in Note 6
•	Lower average realized natural gas prices and oil prices of 35 percent and 54 percent, respectively
•	Decreased natural gas production of 12 percent, largely related to normal production declines at certain properties

Partially offsetting these decreases were:

•	Lower production taxes of $15.0 million (after tax) associated largely with lower average prices
•
Lower depreciation, depletion and amortization expense of $14.6 million (after tax), due to lower depletion rates and decreased combined production. The lower depletion rates are largely the result of the write-downs of natural gas and oil properties in December 2008 and March 2009.

•	Increased oil production of 12 percent, largely related to drilling activity in the Bakken area
•	Lower general and administrative expense of $2.7 million (after tax)
•	Decreased lease operating expenses of $2.6 million (after tax)

Construction Materials and Contracting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenues	$622.0	$620.0	$1,194.9	$1,248.7
Operating expenses:
Operation and maintenance	506.6	524.0	1,004.6	1,085.3
Depreciation, depletion and amortization	23.4	25.8	71.2	76.7
Taxes, other than income	11.5	11.6	28.8	31.1
	541.5	561.4	1,104.6	1,193.1
Operating income	80.5	58.6	90.3	55.6
Earnings	$47.5	$33.6	$47.8	$25.2
Sales (000's):
Aggregates (tons)	9,345	11,100	19,016	24,060
Asphalt (tons)	3,443	2,890	5,161	4,538
Ready-mixed concrete (cubic yards)	1,021	1,244	2,322	2,907

Three Months Ended September 30, 2009 and 2008 Earnings at the construction materials and contracting business increased $13.9 million (42 percent) due to:

•	Higher earnings of $10.4 million (after tax) resulting from higher liquid asphalt oil and asphalt volumes and margins
•	Increased earnings of $3.0 million (after tax) from aggregate operations, largely due to higher margins, partially offset by lower volumes
•	Lower selling, general and administrative expense of $2.7 million (after tax), largely the result of cost reduction measures

Partially offsetting the increases were lower ready-mixed concrete sales volumes as a result of the continuing economic downturn.

Nine Months Ended September 30, 2009 and 2008 Construction materials and contracting earnings increased $22.6 million (90 percent) due to:

•	Higher earnings of $12.8 million (after tax) resulting from higher liquid asphalt oil and asphalt volumes and margins
•	Lower selling, general and administrative expense of $12.0 million (after tax), largely the result of cost reduction measures
•	Lower depreciation, depletion and amortization expense of $3.6 million (after tax), largely the result of lower property, plant and equipment balances

Partially offsetting the increases were lower ready-mixed concrete sales volumes and margins as a result of the continuing economic downturn.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company’s other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)
Other:
Operating revenues	$2.7	$2.5	$8.1	$7.9
Operation and maintenance	2.3	2.5	7.5	8.0
Depreciation, depletion and amortization	.3	.3	1.0	.9
Taxes, other than income	.1	—	.2	.2
Intersegment transactions:
Operating revenues	$30.6	$95.0	$129.5	$318.3
Purchased natural gas sold	23.7	87.9	108.5	297.0
Operation and maintenance	6.9	7.1	21.0	21.3

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

MDU Resources Group, Inc.
•
Earnings per common share for 2009, diluted, are projected in the range of $1.25 to $1.40 excluding a $384.4 million after-tax noncash charge related to low natural gas and oil prices. (Including the first quarter noncash charge, guidance for 2009 is a loss of 67 cents to 82 cents per common share.)

•	The Company has issued a total of approximately $63 million of common stock year-to-date through an equity distribution program. No additional equity issuances are planned for 2009.

•
While 2009 earnings per share are projected to decline compared to 2008 earnings, long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

•
The Company intends to participate with ITC Holdings Corp. in developing the Green Power Express project, a 3,000-mile transmission line that would transport renewable energy from wind-rich Plains states to major metropolitan markets.

Electric
•
In April 2009, the Company purchased a 25 MW ownership interest in the Wygen III power generation facility which is under construction near Gillette, Wyoming. This rate based generation will replace a portion of the purchased power for the Wyoming system. The plant is expected to be online June 2010.

•	In August 2009, Montana-Dakota filed an application with the WYPSC for an electric rate increase, as discussed in Note 18.

•
The Company plans to develop additional wind generation including a 19.5 MW wind generation facility in southwest North Dakota and a 10.5 MW expansion of the Diamond Willow wind facility near Baker, Montana. Both projects are expected to be commercial midyear 2010.

•
The Company is analyzing potential projects for accommodating load growth and replacing purchased power contracts with company-owned generation, which will add to available capacity. The Company has been a participant in the Big Stone Station II project. However, the project was unable to obtain an adequate level of participation to meet certain generation capacity targets to support existing project permits. A decision has been made by the participants not to proceed with the project. The Company is reviewing alternatives, including the construction of natural gas-fired combustion generation and certain wind-generation.

Natural gas distribution
•
Cascade’s labor contract with the field operations group, consisting of 177 employees, as reported in Items 1 and 2 – Business and Properties – General in the 2008 Annual Report, has been ratified pursuant to a vote by the union membership.

Construction services
•	The Company anticipates margins in 2009 to be comparable to 2008.

•
The Company continues to focus on costs and efficiencies to enhance margins. With its highly skilled technical workforce, this group is prepared to take advantage of government stimulus spending on transmission infrastructure.

•
Work backlog as of September 30, 2009, was approximately $264 million, compared to $608 million at September 30, 2008, and $507 million at June 30, 2009. The backlog as of September 30, 2008, through June 30, 2009, included project work for Fontainebleau Las Vegas LLC, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result of the uncertainty of the Fontainebleau project outcome as it proceeds through the bankruptcy process, backlog at September 30, 2009, excludes $182 million related to Fontainebleau. The September 30, 2009, backlog also excludes the 214-mile Montana Alberta Tie Line transmission project. In October 2009, this project announced securing $161 million of financing. The construction services business will perform a substantial portion of the work associated with this project.

•	This business continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Pipeline and energy services
•
An incremental expansion to the Grasslands Pipeline of 75,000 Mcf per day went into service August 31, 2009. The firm capacity of the Grasslands Pipeline is at ultimate full capacity of 213,000 Mcf per day.

•	In 2009, total gathering and transportation throughput is expected to be higher than 2008 record levels.

•	The Company continues to pursue expansion of facilities and services offered to customers.

Natural gas and oil production
•	The Company expects to spend approximately $200 million in capital expenditures for 2009 and expects its combined natural gas and oil production to be 7 percent to 10 percent lower than 2008 levels.

•
In September 2009, the Company monetized its non-strategic northern acreage in the North Dakota Bakken play, selling approximately 45,000 net acres of leaseholds. Continued development of its more prolific southern Bakken acreage, totaling 16,000 net acres, and further testing of the underlying Three Forks Sanish formation, is planned. The Company is seeking opportunities to expand its acreage in the Bakken play.

•	Earnings guidance reflects estimated natural gas prices for November and December as follows:

Index*	Price Per Mcf
Ventura	$4.25 to $4.75
NYMEX	$4.50 to $5.00
CIG	$3.75 to $4.25
* Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system.

•	Earnings guidance reflects estimated NYMEX crude oil prices for November and December in the range of $63 to $68 per barrel.

•
For the last three months of 2009, the Company has hedged approximately 45 percent to 50 percent of its estimated natural gas production and 30 percent to 35 percent of its estimated oil production. For 2010, the Company has hedged approximately 35 percent to 40 percent of its estimated natural gas production and 35 percent to 40 percent of its estimated oil production. For 2011, the Company has hedged less than 5 percent of its estimated natural gas production. The hedges that are in place as of October 29, 2009, are summarized in the following chart:

Commodity	Type	Index*	Period Outstanding	Forward Notional Volume (MMBtu/Bbl)	Price (Per MMBtu/Bbl)
Natural Gas	Swap	HSC	10/09 - 12/09	625,600	$8.16
Natural Gas	Collar	Ventura	10/09 - 12/09	368,000	$7.90-$8.54
Natural Gas	Collar	Ventura	10/09 - 12/09	1,104,000	$8.25-$8.92
Natural Gas	Swap	Ventura	10/09 - 12/09	920,000	$9.02
Natural Gas	Collar	CIG	10/09 - 12/09	920,000	$6.50-$7.20
Natural Gas	Swap	CIG	10/09 - 12/09	230,000	$7.27
Natural Gas	Collar	NYMEX	10/09 - 12/09	460,000	$8.75-$10.15
Natural Gas	Swap	Ventura	10/09 - 12/09	920,000	$9.20
Natural Gas	Collar	NYMEX	10/09 - 12/09	920,000	$11.00-$12.78
Natural Gas	Swap	HSC	1/10 - 12/10	1,606,000	$8.08
Natural Gas	Swap	NYMEX	1/10 - 12/10	3,650,000	$6.18
Natural Gas	Swap	NYMEX	1/10 - 12/10	1,825,000	$6.40
Natural Gas	Collar	NYMEX	1/10 - 12/10	1,825,000	$5.63-$6.00
Natural Gas	Swap	NYMEX	1/10 - 12/10	1,825,000	$5.855
Natural Gas	Swap	NYMEX	1/10 - 12/10	1,825,000	$6.045
Natural Gas	Swap	NYMEX	1/10 - 12/10	1,825,000	$6.045
Natural Gas	Swap	CIG	1/10 - 12/10	3,650,000	$5.03
Natural Gas	Collar	NYMEX	1/10 - 3/11	2,275,000	$5.62-$6.50
Natural Gas	Swap	HSC	1/11 - 12/11	1,350,500	$8.00
Crude Oil	Swap	NYMEX	10/09 - 12/09	138,000	$57.02
Crude Oil	Collar	NYMEX	10/09 - 12/09	92,000	$54.00-$60.00
Crude Oil	Collar	NYMEX	1/10 - 12/10	365,000	$60.00-$75.00
Crude Oil	Swap	NYMEX	1/10 - 12/10	365,000	$73.20
Crude Oil	Collar	NYMEX	1/10 - 12/10	365,000	$70.00-$86.00
Natural Gas	Basis	NYMEX to Ventura	10/09 - 12/09	920,000	$0.61
Natural Gas	Basis	NYMEX to Ventura	1/10 - 12/10	3,650,000	$0.25
Natural Gas	Basis	NYMEX to Ventura	1/10 - 12/10	912,500	$0.245
Natural Gas	Basis	NYMEX to Ventura	1/10 - 12/10	4,562,500	$0.25
Natural Gas	Basis	NYMEX to Ventura	1/10 - 12/10	1,825,000	$0.225
Natural Gas	Basis	NYMEX to Ventura	1/10 - 12/10	912,500	$0.23
Natural Gas	Basis	NYMEX to Ventura	1/10 - 12/10	2,737,500	$0.23
Natural Gas	Basis	NYMEX to Ventura	1/11 - 3/11	450,000	$0.135
*Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system; HSC is the Houston Ship Channel hub in southeast Texas which connects to several pipelines.

Construction materials and contracting
•
The Company expects 2009 earnings to be higher than 2008 as it continues a strong emphasis on cost containment. In addition, the Company is well positioned to take advantage of government stimulus spending on transportation infrastructure.

•
Work backlog as of September 30, 2009, was approximately $494 million, compared to $557 million at September 30, 2008. The backlog includes several public works projects. Although public project margins tend to be somewhat lower than private construction related work, the Company anticipates significant contributions to revenue from an increase in public works volume.

•	As the country’s 8th largest aggregate producer, the Company will continue to strategically manage its 1.1 billion tons of aggregate reserves in its markets.

•	Knife River is negotiating one of the labor contracts, as reported in Items 1 and 2 – Business and Properties – General in the 2008 Annual Report.

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

Cash flows provided by operating activities in the first nine months of 2009 increased $180.4 million from the comparable 2008 period. Lower working capital requirements of $350.5 million (including lower receivables and lower natural gas costs recoverable through rate adjustments, partially offset by lower accounts payable) were partially offset by lower income before depreciation, depletion and amortization and before the after-tax noncash write-down of natural gas and oil properties.

Investing activities Cash flows used in investing activities in the first nine months of 2009 decreased $379.6 million from the comparable period in 2008 due to:

•	Lower cash used for acquisitions of $269.9 million, primarily at the natural gas and oil production business
•	Decreased ongoing capital expenditures of $213.4 million, largely at the natural gas and oil production and construction materials and contracting businesses
•	Decreased cash provided from the sale of investments

Financing activities Cash flows provided by financing activities in the first nine months of 2009 decreased $502.2 million from the comparable period in 2008 due to lower issuance of long-term debt, higher repayment of short-term borrowings and long-term debt, lower issuance of short-term borrowings, partially offset by increased issuance of common stock.

Defined benefit pension plans
For changes to the Company’s qualified noncontributory defined benefit pension plans from those reported in the 2008 Annual Report, see Note 17. The Company’s pension expense is currently projected to be approximately $9.0 million to $10.0 million in 2009. For further information, see Note 17 and Part II, Item 7 in the 2008 Annual Report.

Capital expenditures
Net capital expenditures for the first nine months of 2009 were $320.1 million and are estimated to be approximately $460 million for 2009. The decrease, as compared to 2009 estimated capital expenditures of $602 million, as reported in Part II, Item 7 of the Company’s 2008 Annual Report, is largely related to lower expenditures at the natural gas and oil production business and electric and natural gas distribution businesses. Estimated capital expenditures include:

•	System upgrades
•	Routine replacements
•	Service extensions
•	Acquisition related expenditures
•	Routine equipment maintenance and replacements
•	Buildings, land and building improvements
•	Pipeline and gathering projects
•	Further enhancement of natural gas and oil production and reserve growth
•	Power generation opportunities, including certain costs for additional electric generating capacity
•	Other growth opportunities

Approximately 5 percent of estimated 2009 net capital expenditures are associated with acquisition related expenditures. The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2009 capital expenditures referred to previously. The Company has increased its focus on the use of operating cash flows to substantially fund capital expenditures. In addition, the Company has capabilities to fund capital expenditures through various sources, including credit facilities, as described below, and through the issuance of long-term debt and equity securities.

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants and cross-default provisions, all of which the Company and its subsidiaries were in compliance with at September 30, 2009. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 – Notes 9 and 10, in the 2008 Annual Report.

The following table summarizes the Company and its subsidiaries outstanding credit facilities at September 30, 2009:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
(Dollars in millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$125.0		$—	(b)	$—		6/21/11
MDU Energy Capital, LLC	Master shelf agreement		$175.0		$165.0		$—		8/14/10	(c)
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(d)	$—		$1.9	(e)	12/28/12	(f)
Intermountain Gas Company	Revolving credit agreement		$65.0	(g)	$14.7		$—		8/31/10
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(h)	$400.0		$—	(b)	$26.4	(e)	12/13/12
Williston Basin Interstate Pipeline Company	Uncommitted long-term private shelf agreement		$125.0		$87.5		$—		12/23/10	(i)

(a)
The $125 million commercial paper program is supported by a revolving credit agreement with various banks totaling $125 million (provisions allow for increased borrowings, at the option of the Company on stated conditions, up to a maximum of $150 million). There were no amounts outstanding under the credit agreement.

(b)	Amount outstanding under commercial paper program.
(c)	Or such time as the agreement is terminated by either of the parties thereto.
(d)	Certain provisions allow for increased borrowings, up to a maximum of $75 million.
(e)	The outstanding letters of credit, as discussed in Note 19, reduce amounts available under the credit agreement.
(f)	Provisions allow for an extension of up to two years upon consent of the banks.
(g)	Certain provisions allow for increased borrowings, up to a maximum of $70 million.
(h)
The $400 million commercial paper program is supported by a revolving credit agreement with various banks totaling $400 million (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $450 million). There were no amounts outstanding under the credit agreement.

(i)	Certain provisions allow for an extension to December 23, 2011.

In order to maintain the Company’s and Centennial’s respective commercial paper programs in the amounts indicated above, both the Company and Centennial must have revolving credit agreements in place at least equal to the amount of its commercial paper program. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, the Company and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under its credit agreements.

The following includes information related to the above table.

MDU Resources Group, Inc. Although volatility in the capital markets has increased significantly, the Company continues to issue commercial paper to meet its current needs. The commercial paper borrowings are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings (supported by a credit agreement).

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

The Company's issuance of first mortgage debt is subject to certain restrictions imposed under the terms and conditions of its Mortgage. Generally, those restrictions require the Company to fund $1.43 of unfunded property or use $1.00 of refunded bonds for each dollar of indebtedness incurred under the Mortgage and, in some cases, to certify to the trustee that annual earnings (pretax and before interest charges), as defined in the Mortgage, equal at least two times its annualized first mortgage bond interest costs. Under the more restrictive of the tests, as of September 30, 2009, the Company could have issued approximately $687 million of additional first mortgage bonds.

The Company's coverage of fixed charges including preferred stock dividends was 5.3 times for the 12 months ended December 31, 2008. Due to the $84.2 million and $384.4 million after-tax noncash write-downs of natural gas and oil properties in the fourth quarter of 2008 and the first quarter of 2009, respectively, earnings were insufficient by $374.6 million to cover fixed charges for the 12 months ended September 30, 2009. If the $84.2 million and $384.4 million after-tax noncash write-downs are excluded, the coverage of fixed charges including preferred stock dividends would have been 4.4 times for the 12 months ended September 30, 2009. Common stockholders' equity as a percent of total capitalization was 62 percent and 61 percent at September 30, 2009 and December 31, 2008, respectively.

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

The Company has repurchased, and may from time to time seek to repurchase, outstanding first mortgage bonds through open market purchases or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its liquidity and prospects for future access to capital. As of September 30, 2009, the Company had $35.5 million of first mortgage bonds outstanding, $30.0 million of which were held by the Indenture trustee for the benefit of the senior note holders. The aggregate principal amount of the Company’s outstanding first mortgage bonds, other than those held by the Indenture trustee, is $5.5 million and satisfies the lien release requirements under the Indenture. As a result, the Company may at any time, subject to satisfying certain specified conditions, require that any debt issued under its Indenture become unsecured and rank equally with all of the Company’s other unsecured and unsubordinated debt (as of September 30, 2009, the only such debt outstanding under the Indenture was $30.0 million in aggregate principal amount of the Company’s 5.98% Senior Notes due in 2033).

In September 2008, the Company entered into a Sales Agency Financing Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 5,000,000 shares of the Company’s common stock. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement, which terminates on May 28, 2011. Proceeds from the sale of shares of common stock under the agreement have been and are expected to be used for corporate development purposes and other general corporate purposes. The Company has issued approximately 2.6 million shares of stock under the Sales Agency Financing Agreement through September 30, 2009, resulting in net proceeds of $50.9 million.

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

Centennial Energy Holdings, Inc. Although volatility in the capital markets has increased significantly, the Company continues to issue commercial paper to meet its current needs. The Centennial commercial paper borrowings are classified as long-term debt as Centennial intends to refinance these borrowings on a long-term basis through continued Centennial commercial paper borrowings (supported by a credit agreement).

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

The following table summarizes derivative agreements entered into by Fidelity, Cascade and Intermountain as of September 30, 2009. These agreements call for Fidelity to receive fixed prices and pay variable prices, and for Cascade and Intermountain to receive variable prices and pay fixed prices.

(Forward notional volume and fair value in thousands)

	Weighted
	Average	Forward
	Fixed	Notional
	Price (Per	Volume
	MMBtu/Bbl)	(MMBtu/Bbl)	Fair Value
Fidelity
Natural gas swap agreements maturing in 2009	$8.73	2,696	$10,627
Natural gas swap agreements maturing in 2010	$6.07	16,206	$225
Natural gas swap agreement maturing in 2011	$8.00	1,351	$1,752
Natural gas basis swap agreement maturing in 2009	$.61	920	$(705)
Natural gas basis swap agreements maturing in 2010	$.24	14,600	$(2,620)
Natural gas basis swap agreement maturing in 2011	$.14	450	$(35)
Oil swap agreement maturing in 2009	$57.02	138	$(1,937)
Oil swap agreement maturing in 2010	$73.20	365	$(429)

Cascade
Natural gas swap agreements maturing in 2009	$8.15	5,841	$(16,159)
Natural gas swap agreements maturing in 2010	$8.03	8,922	$(21,225)
Natural gas swap agreements maturing in 2011	$8.10	2,270	$(4,068)

Intermountain
Natural gas swap agreements maturing in 2009	$3.85	3,369	$(53)
Natural gas swap agreements maturing in 2010	$6.03	900	$(154)

	Weighted
	Average	Forward
	Floor/Ceiling	Notional
	Price (Per	Volume
	MMBtu/Bbl)	(MMBtu/Bbl)	Fair Value
Fidelity
Natural gas collar agreements maturing in 2009	$8.52/$9.55	3,772	$14,405
Natural gas collar agreement maturing in 2010	$5.63/$6.25	3,650	$(1,352)
Natural gas collar agreement maturing in 2011	$5.62/$6.50	450	$(161)
Oil collar agreement maturing in 2009	$54.00/$60.00	92	$(1,072)
Oil collar agreements maturing in 2010	$65.00/$80.50	730	$(984)
Note: The fair value of Cascade’s natural gas swap agreements is presented net of the collateral provided to the counterparties of $4.4 million.

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2008 Annual Report. For more information, see Part II, Item 7A in the 2008 Annual Report.

At September 30, 2009 and 2008, and December 31, 2008, the Company had no outstanding interest rate hedges.

Foreign currency risk
MDU Brasil’s equity method investments in the Brazilian Transmission Lines are exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For further information, see Part II, Item 8 – Note 4 in the 2008 Annual Report.

At September 30, 2009 and 2008, and December 31, 2008, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes in the Company’s risk factors from those reported in Part I, Item 1A – Risk Factors in the 2008 Annual Report other than the risk associated with the regulatory approval, permitting, construction, startup and operation of power generation facilities; the risk related to economic volatility; the risk of exposure to credit risk; the risk related to backlog; the risk related to environmental laws and regulations; the risk associated with electric generation operations that could be adversely impacted by global climate change initiatives to reduce GHG emissions; the risk related to litigation and administrative proceedings in connection with CBNG development activities; the risk related to the limitations on the Company’s ability to pay dividends; and the risk related to obligations under multi-employer pension plans. In addition, Part I, Item 1A – Risk Factors in the 2008 Annual Report included a risk factor for litigation between the Company’s subsidiary and a nonaffiliated natural gas producer that had been conducting drilling and production operations that the subsidiary believed was causing diversion and loss of quantities of storage gas from one of its storage reservoirs. In July 2009, the parties resolved the litigation and dismissed the suit. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

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

Concern that GHG emissions are contributing to global climate change has led to federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions including the EPA’s proposed endangerment finding for GHGs which could lead to regulation of GHG under the Clean Air Act. The primary GHG emitted from the Company's operations is carbon dioxide from combustion of fossil fuels at Montana-Dakota's electric generating facilities, particularly its coal-fired electric generating facilities which comprise more than 70 percent of Montana-Dakota’s generating capacity. More than 90 percent of the electricity generated by Montana-Dakota is from coal-fired plants and Montana-Dakota has acquired a 25 MW ownership interest in the Wygen III coal-fired generation facility which is under construction near Gillette, Wyoming. Montana-Dakota also owns approximately 100 MW of natural gas- and oil-fired peaking plants. While there are many uncertainties regarding the future of GHG regulation, Montana-Dakota’s electric generating facilities are likely to be subject to regulation under climate change laws or regulations within the next few years. Implementation of legislation or regulations to reduce GHG emissions could affect Montana-Dakota's electric utility operations by requiring the expansion of energy conservation efforts and/or the increased development of renewable energy sources, as well as instituting other mandates that could significantly increase the capital expenditures and operating costs at its fossil fuel-fired generating facilities. The most prominent federal legislative proposals are based on “cap and trade” programs which place a limit on GHG emissions from major emission sources such as the electric generating industry. The impact of a cap and trade program on Montana-Dakota would be determined by considerations such as the overall GHG emissions cap level, the scope and timeframe by which the cap level is decreased, the extent to which GHG offsets are allowed, whether allowances are given to new and existing emission sources, and the indirect impact on natural gas, coal and other fuel prices. Montana-Dakota’s ability to recover costs incurred to comply with new regulations and programs will also be important in determining the financial impact on the Company.

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

Fidelity’s operations are and have been the subject of numerous lawsuits filed in connection with its CBNG development in the Montana and Wyoming Powder River Basin. If the plaintiffs are successful in the current lawsuits, the ultimate outcome of the actions could have a material negative effect on Fidelity's existing CBNG operations and/or the future development of its CBNG properties.

The BER in March 2006 issued a decision in a rulemaking proceeding, initiated by the NPRC, that amends the non-degradation policy applicable to water discharged in connection with CBNG operations. The amended policy includes additional limitations on factors deemed harmful, thereby restricting water discharges even further than under previous standards. Due in part to this amended policy, in May 2006, the Northern Cheyenne Tribe commenced litigation in Montana state court challenging two five-year water discharge permits that the Montana DEQ granted to Fidelity in February 2006 and which are critical to Fidelity's ability to manage water produced under present and future CBNG operations. Although the Montana state court decided the case in favor of Fidelity and the Montana DEQ in January 2009, the case was appealed to the Montana Supreme Court in March 2009. In a separate proceeding in Montana state court, plaintiffs are challenging the ROD adopted by the MBOGC in 2003 and alleging that various water management tools, including Fidelity’s water discharge permits, allow for the “wasting” of water in violation of the Montana State Constitution. If these permits are set aside, Fidelity's CBNG operations in Montana could be significantly and adversely affected.

Other Risks
The Company could be subject to limitations on its ability to pay dividends.

The Company depends on earnings from its divisions and dividends from its subsidiaries to pay dividends on its common stock.  Regulatory, contractual and legal limitations, as well as capital requirements and the Company’s financial performance or cash flows, could limit the earnings of the Company’s divisions and subsidiaries which, in turn, could restrict the Company’s ability to pay dividends on its common stock and adversely affect the Company’s stock price.

An increase in costs related to obligations under multi-employer pension plans could have a material negative effect on the Company’s results of operations and cash flows.

The Company participates in various multi-employer pension plans for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are made. The amount of any increase or decrease in the Company’s required contributions to these multi-employer pension plans will depend upon many factors including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability upon withdrawal from a plan, among other factors. Based on available information, the Company believes that many of the multi-employer plans to which it contributes are underfunded. The underfunded liabilities of these plans may result in increased future payments by the Company and other participating employers. The Company’s risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants of the plan. The Company may experience increased operating expenses as a result of required contributions to multi-employer pension plans, which may have a material adverse effect on the Company’s results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2009 and September 30, 2009, the Company issued 575,728 shares of common stock, $1.00 par value, as part of the consideration paid by the Company in the acquisition of a business acquired in this period. The common stock issued by the Company in this transaction was issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

ITEM 6. EXHIBITS

See the index to exhibits immediately preceding the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE: November 5, 2009	BY:	/s/ Vernon A. Raile
Vernon A. Raile
Executive Vice President, Treasurer
and Chief Financial Officer

	BY:	/s/ Doran N. Schwartz
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

101
The following materials from MDU Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.