Form 10-Q
period 2010-06-30
MDU RESOURCES GROUP INC
filed 2010-08-06
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2010: 188,167,816 shares.

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$272,177	$263,617	$732,422	$858,191
Construction services, natural gas and oil production, construction materials and contracting, and other	634,267	694,423	1,008,799	1,193,854
Total operating revenues	906,444	958,040	1,741,221	2,052,045
Operating expenses:
Fuel and purchased power	13,106	15,166	30,017	33,896
Purchased natural gas sold	97,441	106,401	331,133	462,897
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	68,437	62,581	131,421	133,932
Construction services, natural gas and oil production, construction materials and contracting, and other	516,854	554,556	830,642	976,706
Depreciation, depletion and amortization	81,547	80,449	160,225	173,694
Taxes, other than income	40,397	38,822	86,192	91,774
Write-down of natural gas and oil properties	—	—	—	620,000
Total operating expenses	817,782	857,975	1,569,630	2,492,899

Operating income (loss)	88,662	100,065	171,591	(440,854)

Earnings from equity method investments	2,260	2,078	4,443	3,864

Other income	2,686	2,435	5,188	4,154

Interest expense	20,490	20,759	41,006	41,755

Income (loss) before income taxes	73,118	83,819	140,216	(474,591)

Income taxes	24,180	28,508	49,506	(186,100)

Net income (loss)	48,938	55,311	90,710	(288,491)

Dividends on preferred stocks	171	171	343	343

Earnings (loss) on common stock	$48,767	$55,140	$90,367	$(288,834)

Earnings (loss) per common share -- basic	$.26	$.30	$.48	$(1.57)

Earnings (loss) per common share -- diluted	$.26	$.30	$.48	$(1.57)

Dividends per common share	$.1575	$.1550	$.3150	$.3100

Weighted average common shares outstanding -- basic	188,129	183,964	188,047	183,876

Weighted average common shares outstanding -- diluted	188,267	184,398	188,198	183,876

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	June 30, 2009	December 31, 2009
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$65,792	$34,310	$175,114
Receivables, net	502,454	559,842	531,980
Inventories	260,163	285,814	249,804
Deferred income taxes	17,755	2,490	28,145
Short-term investments	250	1,967	2,833
Commodity derivative instruments	24,932	62,048	7,761
Prepayments and other current assets	97,953	117,381	66,021
Total current assets	969,299	1,063,852	1,061,658
Investments	142,212	125,361	145,416
Property, plant and equipment	7,085,632	6,651,088	6,766,582
Less accumulated depreciation, depletion and amortization	3,000,663	2,906,824	2,872,465
Net property, plant and equipment	4,084,969	3,744,264	3,894,117
Deferred charges and other assets:
Goodwill	634,654	622,131	629,463
Other intangible assets, net	26,199	25,320	28,977
Other	255,473	242,436	231,321
Total deferred charges and other assets	916,326	889,887	889,761
Total assets	$6,112,806	$5,823,364	$5,990,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,700	$—	$10,300
Long-term debt due within one year	72,551	27,879	12,629
Accounts payable	266,069	332,957	281,906
Taxes payable	39,976	42,151	55,540
Dividends payable	29,802	28,686	29,749
Accrued compensation	35,989	44,141	47,425
Commodity derivative instruments	20,160	57,139	36,907
Other accrued liabilities	172,446	158,661	192,729
Total current liabilities	640,693	691,614	667,185
Long-term debt	1,508,714	1,636,592	1,486,677
Deferred credits and other liabilities:
Deferred income taxes	627,256	540,952	590,968
Other liabilities	708,403	544,104	674,475
Total deferred credits and other liabilities	1,335,659	1,085,056	1,265,443
Commitments and contingencies
Stockholders’ equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders’ equity:
Common stock
Shares issued -- $1.00 par value, 188,672,532 at June 30, 2010, 184,508,109 at June 30, 2009 and 188,389,265 at December 31, 2009	188,673	184,508	188,389
Other paid-in capital	1,020,206	941,773	1,015,678
Retained earnings	1,407,950	1,270,778	1,377,039
Accumulated other comprehensive income (loss)	(463)	1,669	(20,833)
Treasury stock at cost – 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders’ equity	2,612,740	2,395,102	2,556,647
Total stockholders’ equity	2,627,740	2,410,102	2,571,647
Total liabilities and stockholders’ equity	$6,112,806	$5,823,364	$5,990,952

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$90,710	$(288,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	160,225	173,694
Earnings, net of distributions, from equity method investments	(1,899)	(1,685)
Deferred income taxes	35,758	(206,955)
Write-down of natural gas and oil properties	—	620,000
Changes in current assets and liabilities, net of acquisitions:
Receivables	27,149	149,782
Inventories	(12,442)	(26,574)
Other current assets	(32,471)	47,837
Accounts payable	(13,164)	(66,260)
Other current liabilities	(45,613)	2,218
Other noncurrent changes	(4,882)	(5,141)
Net cash provided by operating activities	203,371	398,425

Investing activities:
Capital expenditures	(237,535)	(272,867)
Acquisitions, net of cash acquired	(106,548)	(3,764)
Net proceeds from sale or disposition of property	11,972	7,494
Investments	1,228	(2,368)
Net cash used in investing activities	(330,883)	(271,505)

Financing activities:
Repayment of short-term borrowings	(6,600)	(105,100)
Issuance of long-term debt	82,992	109,400
Repayment of long-term debt	(814)	(92,024)
Proceeds from issuance of common stock	1,739	284
Dividends paid	(59,545)	(57,325)
Tax benefit on stock-based compensation	548	144
Net cash provided by (used in) financing activities	18,320	(144,621)
Effect of exchange rate changes on cash and cash equivalents	(130)	297
Decrease in cash and cash equivalents	(109,322)	(17,404)
Cash and cash equivalents -- beginning of year	175,114	51,714
Cash and cash equivalents -- end of period	$65,792	$34,310

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2010 and 2009
(Unaudited)

1.	Basis of presentation

The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2009 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2009 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after June 30, 2010, up to the date of issuance of these consolidated interim financial statements.

2.	Seasonality of operations

Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

3.	Allowance for doubtful accounts
The Company's allowance for doubtful accounts as of June 30, 2010 and 2009, and December 31, 2009, was $14.9 million, $16.5 million and $16.6 million, respectively.

4.	Natural gas in storage

Natural gas in storage for the Company's regulated operations is generally carried at average cost, or cost using the last-in, first-out method. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories and was $14.3 million, $19.1 million and $35.6 million at June 30, 2010 and 2009, and December 31, 2009, respectively. The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $59.3 million, $40.3 million, and $59.6 million at June 30, 2010 and 2009, and December 31, 2009, respectively.

5.	Inventories

Inventories, other than natural gas in storage for the Company’s regulated operations, consisted primarily of aggregates held for resale of $83.5 million, $96.3 million and $80.1 million; materials and supplies of $62.1 million, $69.4 million and $58.1 million; asphalt oil of $52.0 million, $49.8 million and $23.0 million; and other inventories of $48.3 million, $51.2 million and $53.0 million, as of June 30, 2010 and 2009, and December 31, 2009, respectively. These inventories were stated at the lower of average cost or market value.

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

At June 30, 2010, the Company’s full-cost ceiling exceeded the Company’s capitalized cost. However, sustained downward movements in natural gas and oil prices subsequent to June 30, 2010, could result in a future write-down of the Company’s natural gas and oil properties.

7.	Earnings (loss) per common share

Basic earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010, there were no shares excluded from the calculation of diluted earnings per share. Diluted loss per common share for the six months ended June 30, 2009, was computed by dividing the loss on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Due to the loss on common stock for the six months ended June 30, 2009, the effect of outstanding stock options, restricted stock grants and performance share awards was excluded from the computation of diluted loss per common share as their effect was antidilutive. Common stock outstanding includes issued shares less shares held in treasury.

8.	Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Interest, net of amount capitalized	$39,652	$40,588
Income taxes	$36,011	$13,343

9.	New accounting standards

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

Comprehensive income (loss), and the components of other comprehensive income (loss) and related tax effects, were as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Net income	$48,938	$55,311
Other comprehensive loss:
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $2,588 and $(4,028) in 2010 and 2009, respectively	4,637	(6,571)
Less: Reclassification adjustment for gain on derivative instruments included in net income, net of tax of $3,191 and $11,415 in 2010 and 2009, respectively	5,259	18,625
Net unrealized loss on derivative instruments qualifying as hedges	(622)	(25,196)
Foreign currency translation adjustment, net of tax of $307 and $3,711 in 2010 and 2009, respectively	(476)	5,756
	(1,098)	(19,440)
Comprehensive income	$47,840	$35,871

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net income (loss)	$90,710	$(288,491)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain on derivative instruments arising during the period, net of tax of $11,962 and $5,634 in 2010 and 2009, respectively	19,932	9,193
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income (loss), net of tax of $(1,166) and $14,646 in 2010 and 2009, respectively	(1,850)	23,896
Net unrealized gain (loss) on derivative instruments qualifying as hedges	21,782	(14,703)
Foreign currency translation adjustment, net of tax of $(929) and $3,875 in 2010 and 2009, respectively	(1,412)	6,007
	20,370	(8,696)
Comprehensive income (loss)	$111,080	$(297,187)

11.	Equity method investments

Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at June 30, 2010, include the Brazilian Transmission Lines.

In August 2006, MDU Brasil acquired ownership interests in companies owning the Brazilian Transmission Lines. The interests involve the ENTE (13.3-percent ownership interest), ERTE (13.3-percent ownership interest) and ECTE (25-percent ownership interest) electric transmission lines, which are primarily in northeastern and southern Brazil.

In the fourth quarter of 2009, multiple sales agreements were signed with three separate parties for the Company to sell its ownership interests in the Brazilian Transmission Lines. Regulatory approval for the sale has been received. The financial closing of the sale is anticipated to occur later this year. One of the parties will purchase 15.6 percent of the Company’s ownership interests over a four-year period. The other parties will purchase 84.4 percent of the Company’s ownership interests at the financial close of the transaction.

At June 30, 2010 and 2009, and December 31, 2009, the Company's equity method investments had total assets of $369.9 million, $348.3 million and $387.0 million, respectively, and long-term debt of $157.1 million, $171.7 million and $176.7 million, respectively. The Company's investment in its equity method investments was approximately $57.9 million, $52.6 million and $62.4 million, including undistributed earnings of $11.1 million, $8.4 million and $9.3 million, at June 30, 2010 and 2009, and December 31, 2009, respectively.

12.	Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Six Months Ended June 30, 2010	Balance as of January 1, 2010	Goodwill Acquired During the Year*	Balance as of June 30, 2010
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Construction services	100,127	2,764	102,891
Pipeline and energy services	7,857	1,880	9,737
Natural gas and oil production	—	—	—
Construction materials and contracting	175,743	547	176,290
Other	—	—	—
Total	$629,463	$5,191	$634,654
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Six Months Ended June 30, 2009	Balance as of January 1, 2009	Goodwill Acquired During the Year*	Balance as of June 30, 2009
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	344,952	296	345,248
Construction services	95,619	4,398	100,017
Pipeline and energy services	1,159	—	1,159
Natural gas and oil production	—	—	—
Construction materials and contracting	174,005	1,702	175,707
Other	—	—	—
Total	$615,735	$6,396	$622,131
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Year Ended December 31, 2009	Balance as of January 1, 2009	Goodwill Acquired During the Year*	Balance as of December 31, 2009
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	344,952	784	345,736
Construction services	95,619	4,508	100,127
Pipeline and energy services	1,159	6,698	7,857
Natural gas and oil production	—	—	—
Construction materials and contracting	174,005	1,738	175,743
Other	—	—	—
Total	$615,735	$13,728	$629,463
* Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Other intangible assets were as follows:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Customer relationships	$24,942	$21,688	$24,942
Accumulated amortization	(10,688)	(8,142)	(9,500)
	14,254	13,546	15,442
Noncompete agreements	9,405	9,792	12,377
Accumulated amortization	(6,033)	(5,942)	(6,675)
	3,372	3,850	5,702
Other	12,063	10,679	10,859
Accumulated amortization	(3,490)	(2,755)	(3,026)
	8,573	7,924	7,833
Total	$26,199	$25,320	$28,977

Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2010, was $1.1 million and $2.1 million, respectively. Amortization expense for the three and six months ended June 30, 2009, was $1.2 million and $2.6 million, respectively. Estimated amortization expense for amortizable intangible assets is $4.2 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $3.3 million in 2013, $2.9 million in 2014 and $10.2 million thereafter.

13.	Derivative instruments

The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of June 30, 2010, the Company had no outstanding foreign currency or interest rate hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2009 Annual Report.

Cascade and Intermountain

At June 30, 2010, Cascade and Intermountain held natural gas swap agreements, with total forward notional volumes of 9.2 million MMBtu, which were not designated as hedges. Cascade and Intermountain utilize natural gas swap agreements to manage a portion of their regulated natural gas supply portfolios in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the IPUC, WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Cascade and Intermountain record periodic changes in the fair market value of the derivative instruments on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade and Intermountain will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three and six months ended June 30, 2010, Cascade and Intermountain recorded the change in the fair market value of the derivative instruments of $3.9 million and $9.0 million, respectively, as a decrease to regulatory assets.

Certain of Cascade's derivative instruments contain credit-risk-related contingent features that permit the counterparties to require collateralization if Cascade's derivative liability positions exceed certain dollar thresholds. The dollar thresholds in certain of Cascade's agreements are determined and may fluctuate based on Cascade's credit rating on its debt. In addition, Cascade's and Intermountain's derivative instruments contain cross-default provisions that state if the entity fails to make payment with respect to certain of its indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of such entity's derivative instruments in liability positions. The aggregate fair value of Cascade and Intermountain's derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2010, was $18.9 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on June 30, 2010, was $18.9 million.

Fidelity

At June 30, 2010, Fidelity held natural gas swaps and collar agreements with total forward notional volumes of 27.1 million MMBtu, natural gas basis swaps with total forward notional volumes of 17.3 million MMBtu, and oil swap and collar agreements with total forward notional volumes of 2.0 million Bbl, which were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil and basis differentials on its forecasted sales of natural gas and oil production.

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

For the three and six months ended June 30, 2010, and 2009, the amount of hedge ineffectiveness was immaterial, and there were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur. There were no such reclassifications into earnings as a result of the discontinuance of hedges.

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

As of June 30, 2010, the maximum term of the swap and collar agreements, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 30 months. The Company estimates that over the next 12 months net gains of approximately $14.3 million (after tax) will be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

Certain of Fidelity's derivative instruments contain cross-default provisions that state if Fidelity fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2010, was $2.0 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on June 30, 2010, was $2.0 million.

The location and fair value of all of the Company’s derivative instruments in the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2010	Fair Value at June 30, 2009	Fair Value at December 31, 2009
		(In thousands)
Designated as hedges	Commodity derivative instruments	$24,932	$62,047	$7,761
	Other assets – noncurrent	8,524	4,217	2,734
		33,456	66,264	10,495
Not designated as hedges	Commodity derivative instruments	—	1	—
	Other assets – noncurrent	—	1	—
		—	2	—
Total asset derivatives		$33,456	$66,266	$10,495

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2010	Fair Value at June 30, 2009	Fair Value at December 31, 2009
		(In thousands)
Designated as hedges	Commodity derivative instruments	$1,961	$8,440	$13,763
	Other liabilities – noncurrent	—	1,538	114
		1,961	9,978	13,877
Not designated as hedges	Commodity derivative instruments	18,199	48,699	23,144
	Other liabilities – noncurrent	698	10,786	4,756
		18,897	59,485	27,900
Total liability derivatives		$20,858	$69,463	$41,777
Note: The fair value of the commodity derivative instruments not designated as hedges is presented net of collateral provided to the counterparties by Cascade of $8.5 million at June 30, 2009.

14.	Fair value measurements

The Company elected to measure its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $20.2 million, $29.5 million and $34.8 million, as of June 30, 2010 and 2009, and December 31, 2009, respectively, are classified as Investments on the Consolidated Balance Sheets. The decrease in the fair value of these investments for the three and six months ended June 30, 2010, was $1.8 million (before tax) and $970,000 (before tax), respectively. The increase in the fair value of these investments for the three and six months ended June 30, 2009, was $3.7 million (before tax) and $1.8 million (before tax), respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income. The Company did not elect the fair value option for its remaining available-for-sale securities, which are auction rate securities. The Company’s auction rate securities, which totaled $11.4 million at June 30, 2010 and 2009, and December 31, 2009, are accounted for as available-for-sale and are recorded at fair value. The fair value of the auction rate securities approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments.

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

	Fair Value Measurements at June 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at June 30, 2010
	(In thousands)
Assets:
Money market funds	$8,251	$—	$—	$—	$8,251
Available-for-sale securities:
Fixed-income securities	—	11,400	—	—	11,400
Insurance contract*	—	20,236	—	—	20,236
Commodity derivative instruments - current	—	24,932	—	—	24,932
Commodity derivative instruments - noncurrent	—	8,524	—	—	8,524
Total assets measured at fair value	$8,251	$65,092	$—	$—	$73,343
Liabilities:
Commodity derivative instruments - current	$—	$20,160	$—	$—	$20,160
Commodity derivative instruments - noncurrent	—	698	—	—	698
Total liabilities measured at fair value	$—	$20,858	$—	$—	$20,858
* Invested in mutual funds.

	Fair Value Measurements at June 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at June 30, 2009
	(In thousands)
Assets:
Available-for-sale securities	$29,532	$11,400	$—	$—	$40,932
Commodity derivative instruments - current	—	62,048	—	—	62,048
Commodity derivative instruments - noncurrent	—	4,218	—	—	4,218
Total assets measured at fair value	$29,532	$77,666	$—	$—	$107,198
Liabilities:
Commodity derivative instruments - current	$—	$65,604	$—	$8,465	$57,139
Commodity derivative instruments - noncurrent	—	12,324	—	—	12,324
Total liabilities measured at fair value	$—	$77,928	$—	$8,465	$69,463

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at December 31, 2009
	(In thousands)
Assets:
Money market funds	$9,124	$151,000	$—	$—	$160,124
Available-for-sale securities	9,078	37,141	—	—	46,219
Commodity derivative instruments - current	—	7,761	—	—	7,761
Commodity derivative instruments - noncurrent	—	2,734	—	—	2,734
Total assets measured at fair value	$18,202	$198,636	$—	$—	$216,838
Liabilities:
Commodity derivative instruments - current	$—	$36,907	$—	$—	$36,907
Commodity derivative instruments - noncurrent	—	4,870	—	—	4,870
Total liabilities measured at fair value	$—	$41,777	$—	$—	$41,777

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

The Company’s long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The estimated fair value of the Company’s long-term debt was based on quoted market prices of the same or similar issues. The estimated fair value of the Company's long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at June 30, 2010	$1,581,265	$1,718,477
Long-term debt at June 30, 2009	$1,664,471	$1,538,693
Long-term debt at December 31, 2009	$1,499,306	$1,566,331

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

The information below follows the same accounting policies as described in Note 1 of the Company’s Notes to Consolidated Financial Statements in the 2009 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended June 30, 2010	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$45,683	$—	$4,947
Natural gas distribution	160,138	—	74
Pipeline and energy services	66,356	14,143	9,541
	272,177	14,143	14,562
Construction services	188,182	8	2,923
Natural gas and oil production	84,406	26,400	24,035
Construction materials and contracting	361,625	—	5,659
Other	54	2,213	1,588
	634,267	28,621	34,205
Intersegment eliminations	—	(42,764)	—
Total	$906,444	$—	$48,767

Three Months Ended June 30, 2009	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$44,508	$—	$3,263
Natural gas distribution	164,158	—	(4,765)
Pipeline and energy services	54,951	13,046	10,876
	263,617	13,046	9,374
Construction services	220,697	10	6,931
Natural gas and oil production	84,291	20,488	20,779
Construction materials and contracting	389,435	—	15,983
Other	—	2,699	2,073
	694,423	23,197	45,766
Intersegment eliminations	—	(36,243)	—
Total	$958,040	$—	$55,140

Six Months Ended June 30, 2010	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$95,379	$—	$10,832
Natural gas distribution	509,162	—	23,416
Pipeline and energy services	127,881	41,228	18,332
	732,422	41,228	52,580
Construction services	341,247	32	3,051
Natural gas and oil production	156,066	62,327	46,246
Construction materials and contracting	511,432	—	(14,478)
Other	54	4,451	2,968
	1,008,799	66,810	37,787
Intersegment eliminations	—	(108,038)	—
Total	$1,741,221	$—	$90,367

Six Months Ended June 30, 2009	External Operating Revenues	Inter- segment Operating Revenues	Earnings (Loss) on Common Stock
	(In thousands)
Electric	$95,755	$—	$8,329
Natural gas distribution	647,313	—	19,114
Pipeline and energy services	115,123	37,973	17,261
	858,191	37,973	44,704
Construction services	465,495	41	15,565
Natural gas and oil production	155,450	55,451	(352,537)
Construction materials and contracting	572,909	—	330
Other	—	5,398	3,104
	1,193,854	60,890	(333,538)
Intersegment eliminations	—	(98,863)	—
Total	$2,052,045	$—	$(288,834)

Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from construction services, natural gas and oil production, construction materials and contracting, and other are all from nonregulated operations.

16.	Acquisitions

During the first six months of 2010, the Company acquired natural gas properties located in the Green River Basin in southwest Wyoming, with an October 1, 2009, effective date. The acquisition includes the purchase of over 60 Bcfe of proven reserves. The total purchase consideration for these properties and purchase price adjustments with respect to acquisitions made prior to 2010, consisting of the Company’s common stock and cash, was approximately $108.1 million.

The above acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. The final fair market values are pending the completion of the review of the relevant assets and liabilities identified as of the acquisition date. The results of operations of the acquired properties are included in the financial statements as of the date of acquisition. Pro forma financial amounts reflecting the effects of the above acquisition have not been presented, as the acquisition was not material to the Company’s financial position or results of operations.

17.	Employee benefit plans

The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

Three Months	Pension Benefits		Other Postretirement Benefits
Ended June 30,	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$501	$1,966	$374	$651
Interest cost	4,004	5,430	1,317	1,530
Expected return on assets	(4,992)	(5,673)	(1,577)	(1,544)
Amortization of prior service cost (credit)	31	151	(915)	(810)
Amortization of net actuarial loss	256	643	67	170
Amortization of net transition obligation	—	—	613	625
Net periodic benefit cost, including amount capitalized	(200)	2,517	(121)	622
Less amount capitalized	107	484	37	(23)
Net periodic benefit cost	$(307)	$2,033	$(158)	$645

Six Months	Pension Benefits		Other Postretirement Benefits
Ended June 30,	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,305	$4,063	$731	$1,091
Interest cost	8,930	10,959	2,594	2,725
Expected return on assets	(10,684)	(12,530)	(2,969)	(2,817)
Amortization of prior service cost (credit)	69	302	(1,779)	(1,378)
Amortization of net actuarial loss	1,228	817	455	355
Amortization of net transition obligation	—	—	1,145	1,063
Net periodic benefit cost, including amount capitalized	848	3,611	177	1,039
Less amount capitalized	383	765	84	23
Net periodic benefit cost	$465	$2,846	$93	$1,016

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

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee’s retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2010, was $1.7 million and $3.8 million, respectively. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2009, was $2.2 million and $4.3 million, respectively.

18.	Regulatory matters and revenues subject to refund

In November 2006, Montana-Dakota filed an application with the NDPSC requesting an advance determination of prudence of Montana-Dakota's ownership interest in Big Stone Station II. In August 2008, the NDPSC approved Montana-Dakota’s request for advance determination of prudence for ownership in the proposed Big Stone Station II for a minimum of 121.8 MW up to a maximum of 133 MW and a proportionate ownership share of the associated transmission electric resources. The intervenors in the proceeding appealed the NDPSC order to the North Dakota District Court which affirmed the order of the NDPSC. The intervenors then appealed the North Dakota District Court order to the North Dakota Supreme Court. The Big Stone Station II participants subsequently decided not to proceed with the project and in December 2009, Montana-Dakota filed an application with the NDPSC for a determination that Montana-Dakota’s continued participation in the Big Stone Station II is no longer prudent. In December 2009, Montana-Dakota filed applications with the NDPSC, SDPUC, and MTPSC for authority to defer the costs incurred for securing new electric generation, primarily Big Stone Station II, until the next general rate case. The SDPUC and the MTPSC approved Montana-Dakota’s applications on February 11, 2010, and April 6, 2010, respectively. On April 14, 2010, Montana-Dakota and the NDPSC Advocacy Staff filed a settlement agreement with the NDPSC. The settlement agreement provides for the recovery of the North Dakota allocated costs associated with the Big Stone Station II over a three-year period beginning June 1, 2010, with carrying charges applicable to the balance at the authorized rate of return until recovery commences. On June 25, 2010, the NDPSC approved the settlement agreement, with a modification to the carrying charge rate, to be effective with service rendered August 1, 2010. On July 7, 2010, Montana-Dakota filed a compliance filing on the June 25, 2010, order. On June 28, 2010, the North Dakota Supreme Court dismissed the appeal of the intervenors pursuant to a stipulation of voluntary dismissal by the parties.

In August 2009, Montana-Dakota filed an application with the WYPSC for an electric rate increase. Montana-Dakota requested a total increase of $6.2 million annually or approximately 31 percent above current rates. The rate increase request was necessitated by Montana-Dakota’s purchase of an ownership interest in Wygen III. On January 14, 2010, Montana-Dakota filed a supplement to the application to reflect the inclusion of bonus tax depreciation on Wygen III, reducing its request to a $5.1 million annual increase or approximately 25 percent above current rates. A hearing was held February 23 through February 25, 2010. A stipulation and agreement between Montana-Dakota and the Wyoming Office of Consumer Advocate was filed with the WYPSC on March 5, 2010, that provides a $3.3 million annual increase to be phased-in over a three-year period beginning May 1, 2010. The WYPSC held a hearing on the stipulation on March 22, 2010, and held additional deliberations on April 14, 2010, wherein the WYPSC decided on each issue in the case and Montana-Dakota was directed to file a compliance filing. Montana-Dakota submitted the compliance filing on April 23, 2010, reflecting an increase of $2.7 million annually or approximately 13.1 percent. On April 27, 2010, the WYPSC approved the compliance filing with rates effective May 1, 2010. On June 25, 2010, Montana-Dakota filed a Petition for Rehearing on the return on equity specified in the WYPSC’s order. On July 14, 2010, the WYPSC held oral arguments and denied Montana-Dakota’s request.

On April 19, 2010, Montana-Dakota filed an application with the NDPSC for an electric rate increase. Montana-Dakota requested a total increase of $15.4 million annually or approximately 14 percent above current rates. The requested increase includes the investment in infrastructure upgrades, recovery of the investment in renewable generation and the costs associated with Big Stone Station II. On June 16, 2010, the NDPSC approved an interim increase of $7.6 million effective with service rendered June 18, 2010. On June 16, 2010, Montana-Dakota and the NDPSC Advocacy Staff filed a partial settlement agreement agreeing to an overall rate of return and a sharing of earnings over a specified return on equity. On July 6, 2010, Montana-Dakota filed an amendment to its application to exclude the deferred generation development costs associated with Big Stone Station II because of a settlement agreement approved by the NDPSC that provided for recovery of such development costs. Montana-Dakota’s amended request is an increase of $13.3 million annually or 12 percent. A hearing has been set for November 8, 2010.

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

In April 2006, the Northern Cheyenne Tribe filed a complaint in Montana Twenty-Second Judicial District Court against the Montana DEQ seeking to set aside Fidelity’s direct discharge and treatment permits. The Northern Cheyenne Tribe claimed the Montana DEQ violated the Clean Water Act and the Montana Water Quality Act by failing to include in the permits conditions requiring application of the best practicable control technology currently available and by failing to impose a nondegradation policy like the one the BER adopted soon after the permit was issued. In addition, the Northern Cheyenne Tribe claimed that the actions of the Montana DEQ violated the Montana State Constitution’s guarantee of a clean and healthful environment, that the Montana DEQ’s related environmental assessment was invalid, that the Montana DEQ was required, but failed, to prepare an EIS and that the Montana DEQ failed to consider other alternatives to the issuance of the permits. Fidelity, the NPRC, and the TRWUA were granted leave to intervene in this proceeding. In January 2009, the Montana Twenty-Second Judicial District Court decided the case in favor of Fidelity and the Montana DEQ in all respects, denying the motions of the Northern Cheyenne Tribe, TRWUA, and NPRC, and granting the cross-motions of the Montana DEQ and Fidelity in their entirety. As a result, Fidelity continued to utilize its direct discharge and treatment permits. The NPRC, the TRWUA and the Northern Cheyenne Tribe appealed the decision to the Montana Supreme Court in March 2009. On May 18, 2010, the Montana Supreme Court reversed the Montana Twenty-Second Judicial District Court’s decision and held that the Montana DEQ violated the Clean Water Act and the Montana Water Quality Act by issuing discharge permits to Fidelity without imposing predischarge treatment standards. The Montana Supreme Court declared Fidelity’s permits void and directed the Montana DEQ to reevaluate Fidelity’s permit applications under the appropriate predischarge treatment standards within 90 days of the Court’s decision, during which time Fidelity may continue to operate under its current permits. On June 2, 2010, Fidelity filed a motion with the Montana Supreme Court requesting the court to allow the Montana DEQ an additional 90 days to complete its reevaluation of Fidelity’s discharge permits. On June 29, 2010, the Montana Supreme Court granted a one-time extension allowing the Montana DEQ until November 14, 2010, to complete the permitting process.

Fidelity’s discharge of water pursuant to its two permits is its primary means for managing CBNG-produced water. Fidelity will not be able to assess the impact to its operations until the Montana DEQ issues final permits.

In October 2003, Tongue & Yellowstone Irrigation District, NPRC and MEIC filed a lawsuit in Montana First Judicial District Court challenging the MBOGC’s ROD adopting the 2003 Final EIS which analyzed CBNG development in Montana. The primary legal issue before the court was whether the ROD authorized the “wasting” of ground water in violation of the Montana State Constitution and the public trust doctrine. Specifically, the plaintiffs contended that various water management tools, including Fidelity’s direct discharge permits, allowed for the waste of water. On March 5, 2010, the Montana First Judicial District Court issued an order holding that Fidelity’s direct discharge permits did not violate the Montana State Constitution. Once judgment is entered, the parties will have 60 days to appeal to the Montana Supreme Court. Should the Montana Supreme Court determine the permits violate the Montana State Constitution, Fidelity’s Montana CBNG operations could be significantly and adversely affected.

Fidelity will continue to vigorously defend its interests in all CBNG-related litigation in which it is involved. If the plaintiffs are successful in these lawsuits, the ultimate outcome of the actions could adversely impact Fidelity’s existing CBNG operations and/or the future development of this resource in the affected regions.

Electric Operations In June 2008, the Sierra Club filed a complaint in the South Dakota Federal District Court against Montana-Dakota and the two other co-owners of the Big Stone Station. The complaint alleged certain violations of the PSD and NSPS provisions of the Clean Air Act and certain violation of the South Dakota SIP. The action further alleged that the Big Stone Station was modified and operated without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. The Sierra Club alleged that these actions contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. The Sierra Club sought declaratory and injunctive relief to bring the co-owners of the Big Stone Station into compliance with the Clean Air Act and the South Dakota SIP and to require them to remedy the alleged violations. The Sierra Club also sought unspecified civil penalties, including a beneficial mitigation project. The Company believes the claims are without merit and that Big Stone Station has been and is being operated in compliance with the Clean Air Act and the South Dakota SIP. In March 2009, the District Court granted the motion of the co-owners to dismiss the complaint. The Sierra Club filed a motion requesting the District Court to reconsider its ruling on a portion of the order dismissing the complaint which was denied on July 22, 2009. On July 30, 2009, the Sierra Club appealed from the orders dismissing the case and denying the motion for reconsideration to the United States Court of Appeals for the Eighth Circuit. The United States has filed a brief as amicus curiae supporting the Sierra Club’s position in the appeal and the State of South Dakota filed a brief as amicus curiae supporting the Big Stone Station owners’ position in the appeal. Oral argument on the appeal was held on May 11, 2010.

Construction Materials LTM is a defendant in litigation pending in Oregon Circuit Court regarding the concrete floors in an industrial food processing facility located in Jackson County, Oregon. The plaintiffs assert claims against LTM, which supplied the concrete for the floors, and others that the concrete floors of the facility are defective and must be removed and replaced for suitable repair. Damages, including disruption of the food processing operations, have been estimated by the plaintiffs to be approximately $26.5 million. Discovery is currently being conducted by the parties. A trial date has been scheduled for April 5, 2011.

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

The second claim is for contamination at a site in Washington and was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. Cascade received notice in April 2010, that the Washington Department of Ecology has determined that Cascade is a PRP for release of hazardous substances at the site. Cascade has reserved $6.4 million for remediation of this site. On April 9, 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case.

The third claim is also for contamination at a site in Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. The notice indicates that current estimates to complete investigation and cleanup of the site exceed $8.0 million. Other PRPs have reached an agreed order with the Washington Department of Ecology for completion of a remedial investigation and feasibility study for the site. There is currently not enough information available to estimate the potential liability to Cascade associated with this claim.

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

Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent Power LLC, which provided a $10 million bank letter of credit to Centennial in support of the guarantee obligation. In February 2009, Centennial received a Notice and Demand from LPP under the guaranty agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM’s alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association. The demand seeks compensatory damages of $146 million plus damages for increased operating, capital and construction costs related to a water treatment facility for the generating facility. LPP’s notice of demand for arbitration also demanded performance of the guarantee by Centennial. In June 2010, CEM and Bicent Power, LLC made a demand on Centennial for indemnification under the 2007 purchase and sale agreement for indemnifiable losses, including defense fees and costs of more than $1.5 million, arising from LPP’s arbitration demand and related to Centennial’s ownership of CEM prior to its sale from Centennial to Bicent Power, LLC. The Company believes the indemnification claims against Centennial are without merit and intends to vigorously defend against such claims.

In connection with the pending sale of the Brazilian Transmission Lines, as discussed in Note 11, Centennial has agreed to unconditionally guarantee payment of any indemnity obligations of certain of the Company’s indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the pending sale of the Brazilian Transmission Lines.

In addition, WBI Holdings has guaranteed certain of Fidelity’s natural gas and oil swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the natural gas and oil swap and collar agreements as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil swap and collar agreements at June 30, 2010, expire in the years ranging from 2010 to 2011; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. There were no amounts outstanding by Fidelity at June 30, 2010. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts, a conditional purchase agreement and certain other guarantees. At June 30, 2010, the fixed maximum amounts guaranteed under these agreements aggregated $224.5 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $4.3 million in 2010; $191.8 million in 2011; $18.7 million in 2012; $1.2 million in 2013; $200,000 in 2014; $900,000 in 2018; $300,000 in 2019; $3.1 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $500,000 and was reflected on the Consolidated Balance Sheet at June 30, 2010. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, natural gas transportation agreements and other agreements that guarantee the performance of other subsidiaries of the Company. At June 30, 2010, the fixed maximum amounts guaranteed under these letters of credit, aggregated $29.1 million. In 2010 and 2011, $22.2 million and $6.9 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at June 30, 2010.

WBI Holdings has an outstanding guarantee to Williston Basin. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At June 30, 2010, the fixed maximum amount guaranteed under this agreement aggregated $5.0 million and is scheduled to expire in 2011. In the event of Prairielands’ default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.4 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at June 30, 2010, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial and Knife River have issued guarantees to third parties related to the Company’s routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, materials or lease obligations, Centennial or Knife River would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items and materials were reflected on the Consolidated Balance Sheet at June 30, 2010.

In the normal course of business, Centennial has purchased surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of June 30, 2010, approximately $646 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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

Key Strategies and Challenges
Electric and Natural Gas Distribution
Strategy Provide competitively priced energy and related services to customers. The electric and natural gas distribution segments continually seek opportunities for growth and expansion of their customer base through extensions of existing operations, including electric generation with a diverse resource mix that includes renewable generation, and transmission build-out, and through selected acquisitions of companies and properties at prices that will provide stable cash flows and an opportunity for the Company to earn a competitive return on investment.

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational regulations. The ability of these segments to grow through acquisitions is subject to significant competition. In addition, the ability of both segments to grow service territory and customer base is affected by the economic environment of the markets served and competition from other energy providers and fuels. The construction of electric generating facilities and transmission lines may be subject to increasing cost and lead time, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas.

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

Construction Materials and Contracting
Strategy Focus on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthen long-term, strategic aggregate reserve position through purchase and/or lease opportunities; enhance profitability through cost containment, margin discipline and vertical integration of the segment’s operations; and continue growth through organic and acquisition opportunities. Ongoing efforts to increase margin are being pursued through the implementation of a variety of continuous improvement programs, including corporate purchasing of equipment, parts and commodities (liquid asphalt, diesel fuel, cement and other materials), and negotiation of contract price escalation provisions. Vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. A key element of the Company’s long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, ready-mixed concrete and related products), complementing and expanding on the Company’s expertise.

Challenges The economic downturn has adversely impacted operations, particularly in the private market. The current economic challenges have resulted in increased competition in certain construction markets and lowered margins. Delays in the reauthorization of the federal highway bill and volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt, cement and steel, continue to be a concern. This business unit expects to continue cost containment efforts and a greater emphasis on industrial, energy and public works projects.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Electric	$5.0	$3.2	$10.8	$8.3
Natural gas distribution	.1	(4.8)	23.4	19.1
Construction services	2.9	6.9	3.1	15.6
Pipeline and energy services	9.5	10.9	18.3	17.3
Natural gas and oil production	24.0	20.8	46.3	(352.5)
Construction materials and contracting	5.7	16.0	(14.5)	.3
Other	1.6	2.1	3.0	3.1
Earnings (loss) on common stock	$48.8	$55.1	$90.4	$(288.8)
Earnings (loss) per common share – basic	$.26	$.30	$.48	$(1.57)
Earnings (loss) per common share – diluted	$.26	$.30	$.48	$(1.57)
Return on average common equity for the 12 months ended			10.0%	(6.9)%

Three Months Ended June 30, 2010 and 2009 Consolidated earnings for the quarter ended June 30, 2010, decreased $6.3 million from the comparable prior period largely due to:

•
Lower aggregate, ready-mixed concrete and liquid asphalt oil volumes and margins, as well as decreased construction and asphalt margins, partially offset by lower depreciation, depletion and amortization expense at the construction materials and contracting business

•	Lower construction workloads and margins, partially offset by lower general and administrative expense at the construction services business

Partially offsetting these decreases were:

•	Increased retail sales and transportation volumes, lower operation and maintenance expense, as well as higher nonregulated energy-related services at the natural gas distribution business
•
Higher average realized oil prices, increased oil production, lower general and administrative and lease operating expenses, partially offset by lower average realized gas prices, decreased natural gas production, higher production taxes, as well as higher depreciation, depletion and amortization expense at the natural gas and oil production business

Six Months Ended June 30, 2010 and 2009 Consolidated earnings for the six months ended June 30, 2010, increased $379.2 million primarily due to:

•
Absence of the 2009 noncash write-down of natural gas and oil properties of $384.4 million (after tax), higher average realized oil prices, lower depreciation, depletion and amortization expense, lower lease operating expenses, increased oil production, as well as lower general and administrative expense, partially offset by decreased natural gas production, lower average realized natural gas prices and higher production taxes at the natural gas and oil production business

•	Lower operation and maintenance expense, lower interest expense and higher other income at the natural gas distribution business

Partially offsetting these increases were:

•
Lower aggregate, ready-mixed concrete and liquid asphalt oil volumes and margins, as well as decreased construction and asphalt margins, partially offset by lower depreciation, depletion and amortization expense and lower selling, general and administrative expense at the construction materials and contracting business

•	Lower construction workloads and margins, partially offset by lower general and administrative expense at the construction services business

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Operating revenues	$45.7	$44.5	$95.4	$95.8
Operating expenses:
Fuel and purchased power	13.1	15.2	30.0	33.9
Operation and maintenance	16.2	15.9	31.4	31.5
Depreciation, depletion and amortization	6.1	6.0	11.9	12.2
Taxes, other than income	2.2	2.3	4.8	4.7
	37.6	39.4	78.1	82.3
Operating income	8.1	5.1	17.3	13.5
Earnings	$5.0	$3.2	$10.8	$8.3
Retail sales (million kWh)	615.2	595.3	1,365.0	1,320.1
Sales for resale (million kWh)	7.6	22.8	37.4	32.5
Average cost of fuel and purchased power per kWh	$.020	$.023	$.020	$.024

Three Months Ended June 30, 2010 and 2009 Electric earnings increased $1.8 million (52 percent) due to:

•	Higher electric retail sales margins, primarily due to the implementation of higher rates in Wyoming
•	Higher retail sales volumes of 3 percent, primarily to commercial and residential customers

Six Months Ended June 30, 2010 and 2009 Electric earnings increased $2.5 million (30 percent) due to:

•	Increased retail sales margins and volumes of $2.1 million (after tax), as previously discussed
•	Higher other income of $900,000 (after tax), primarily allowance for funds used during construction related to electric generation projects

Partially offsetting these increases was higher interest expense, resulting from higher average borrowings.

Natural Gas Distribution
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Operating revenues	$160.1	$164.1	$509.2	$647.3
Operating expenses:
Purchased natural gas sold	98.9	107.5	344.1	473.5
Operation and maintenance	34.4	35.5	67.1	73.6
Depreciation, depletion and amortization	10.7	10.6	21.4	21.3
Taxes, other than income	10.5	11.3	27.0	34.2
	154.5	164.9	459.6	602.6
Operating income (loss)	5.6	(.8)	49.6	44.7
Earnings (loss)	$.1	$(4.8)	$23.4	$19.1
Volumes (MMdk):
Sales	15.6	14.1	53.7	57.7
Transportation	28.9	23.4	63.4	57.4
Total throughput	44.5	37.5	117.1	115.1
Degree days (% of normal)*
Montana-Dakota	96%	119%	98%	106%
Cascade	118%	100%	95%	105%
Intermountain	132%	103%	103%	105%
Average cost of natural gas, including transportation, per dk	$6.33	$7.61	$6.41	$8.20
*Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended June 30, 2010 and 2009 Earnings at the natural gas distribution business increased $4.9 million compared to the prior year due to:

•	Increased retail sales volumes, largely resulting from colder weather than last year in the Northwest
•	Lower operation and maintenance expense, largely lower bad debt expense and benefit-related costs
•	Increased transportation volumes of $500,000 (after tax), primarily industrial customers
•	Higher nonregulated energy-related services of $400,000 (after tax)

Six Months Ended June 30, 2010 and 2009 Earnings at the natural gas distribution business increased $4.3 million (23 percent) due to:

•	Lower operation and maintenance expense of $3.2 million (after tax), largely lower payroll and benefit-related costs and bad debt expense
•	Lower interest expense, primarily due to lower average borrowings and higher capitalized interest
•	Higher other income of $600,000 (after tax), primarily allowance for funds used during construction

Construction Services
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Operating revenues	$188.2	$220.7	$341.3	$465.5
Operating expenses:
Operation and maintenance	173.2	199.2	315.0	416.4
Depreciation, depletion and amortization	3.1	3.3	6.3	6.7
Taxes, other than income	6.1	6.4	12.6	16.0
	182.4	208.9	333.9	439.1
Operating income	5.8	11.8	7.4	26.4
Earnings	$2.9	$6.9	$3.1	$15.6

Three Months Ended June 30, 2010 and 2009 Construction services earnings decreased $4.0 million (58 percent) due to lower construction workloads and margins, primarily in the Southwest region, partially offset by lower general and administrative expense of $3.5 million (after tax), largely payroll-related.

Six Months Ended June 30, 2010 and 2009 Construction services earnings decreased $12.5 million (80 percent) due to lower construction workloads and margins, primarily in the Southwest region, partially offset by lower general and administrative expense of $6.6 million (after tax), largely payroll-related.

Pipeline and Energy Services
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenues	$80.5	$68.0	$169.1	$153.1
Operating expenses:
Purchased natural gas sold	35.3	28.1	82.8	74.2
Operation and maintenance	17.8	11.1	33.0	28.8
Depreciation, depletion and amortization	6.5	6.2	12.9	12.3
Taxes, other than income	3.2	3.0	6.2	5.9
	62.8	48.4	134.9	121.2
Operating income	17.7	19.6	34.2	31.9
Earnings	$9.5	$10.9	$18.3	$17.3
Transportation volumes (MMdk):
Montana-Dakota	7.3	10.2	14.9	18.5
Other	37.0	33.6	59.9	62.4
	44.3	43.8	74.8	80.9
Gathering volumes (MMdk)	19.3	24.3	38.4	48.6

Three Months Ended June 30, 2010 and 2009 Pipeline and energy services earnings decreased $1.4 million (12 percent) due to:

•
Higher operation and maintenance expense of $3.1 million (after tax), primarily due to the absence of the settlement of the natural gas storage litigation, which lowered expense in the second quarter last year

•	Lower gathering volumes of $1.2 million (after tax)

Partially offsetting the earnings decrease were higher storage services revenue of $1.9 million (after tax), as well as higher volumes transported to storage.

Six Months Ended June 30, 2010 and 2009 Pipeline and energy services earnings increased $1.0 million (6 percent) due to higher storage services revenue of $4.3 million (after tax), largely higher storage balances.

Partially offsetting this increase were:

•	Lower gathering volumes of $2.7 million (after tax)
•	Higher operation and maintenance expense of $1.0 million (after tax), including higher payroll-related costs

Natural Gas and Oil Production
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$55.2	$69.2	$112.8	$150.9
Oil	55.6	35.6	105.6	60.0
	110.8	104.8	218.4	210.9
Operating expenses:
Operation and maintenance:
Lease operating costs	16.3	18.0	32.1	38.0
Gathering and transportation	5.9	6.1	11.8	12.2
Other	8.8	10.7	17.4	21.0
Depreciation, depletion and amortization	32.5	30.2	62.1	72.8
Taxes, other than income:
Production and property taxes	9.0	5.7	18.5	13.2
Other	.1	.2	.5	.4
Write-down of natural gas and oil properties	—	—	—	620.0
	72.6	70.9	142.4	777.6
Operating income (loss)	38.2	33.9	76.0	(566.7)
Earnings (loss)	$24.0	$20.8	$46.3	$(352.5)
Production:
Natural gas (MMcf)	12,809	14,297	25,052	29,698
Oil (MBbls)	831	771	1,592	1,513
Total Production (MMcf equivalent)	17,794	18,923	34,602	38,775
Average realized prices (including hedges):
Natural gas (per Mcf)	$4.31	$4.84	$4.50	$5.08
Oil (per barrel)	$66.88	$46.21	$66.36	$39.67
Average realized prices (excluding hedges):
Natural gas (per Mcf)	$3.30	$2.40	$3.92	$3.04
Oil (per barrel)	$67.21	$47.46	$66.83	$40.30
Average depreciation, depletion and amortization rate, per equivalent Mcf	$1.74	$1.52	$1.71	$1.80
Production costs, including taxes, per net equivalent Mcf:
Lease operating costs	$.91	$.95	$.93	$.98
Gathering and transportation	.33	.32	.34	.31
Production and property taxes	.51	.30	.53	.34
	$1.75	$1.57	$1.80	$1.63

Three Months Ended June 30, 2010 and 2009 Natural gas and oil production earnings increased $3.2 million (16 percent) due to:

•	Higher average realized oil prices of 45 percent
•	Increased oil production of 8 percent, largely related to drilling activity in the Bakken area
•	Lower general and administrative expense of $1.3 million (after tax)
•	Decreased lease operating expenses of $1.1 million (after tax)

Partially offsetting these increases were:

•	Lower average realized natural gas prices of 11 percent
•
Decreased natural gas production of 10 percent, largely related to normal production declines at existing properties, partially offset by production from the recently acquired Green River Basin properties

•	Higher production taxes of $1.9 million (after tax)
•	Higher depreciation, depletion and amortization expense of $1.4 million (after tax), due to higher depletion rates

Six Months Ended June 30, 2010 and 2009 Natural gas and oil production earnings increased $398.8 million due to:

•	Absence of the 2009 noncash write-down of natural gas and oil properties of $384.4 million (after tax), as discussed in Note 6
•	Higher average realized oil prices of 67 percent
•
Lower depreciation, depletion and amortization expense of $6.6 million (after tax), due to lower depletion rates and decreased combined production. The lower depletion rates are largely the result of the write-down of natural gas and oil properties in March 2009.

•	Decreased lease operating expenses of $3.7 million (after tax)
•	Increased oil production of 5 percent, largely related to drilling activity in the Bakken area
•	Lower general and administrative expense of $2.2 million (after tax)

Partially offsetting these increases were:

•	Decreased natural gas production of 16 percent, largely related to normal production declines, as previously discussed
•	Lower average realized natural gas prices of 11 percent
•	Higher production taxes of $3.4 million (after tax)

Construction Materials and Contracting
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenues	$361.6	$389.4	$511.4	$572.9
Operating expenses:
Operation and maintenance	316.9	325.7	462.9	498.0
Depreciation, depletion and amortization	22.2	23.8	44.8	47.8
Taxes, other than income	9.2	9.8	16.5	17.3
	348.3	359.3	524.2	563.1
Operating income (loss)	13.3	30.1	(12.8)	9.8
Earnings (loss)	$5.7	$16.0	$(14.5)	$.3
Sales (000's):
Aggregates (tons)	6,261	6,486	9,224	9,671
Asphalt (tons)	1,579	1,530	1,733	1,718
Ready-mixed concrete (cubic yards)	742	792	1,218	1,301

Three Months Ended June 30, 2010 and 2009 Earnings at the construction materials and contracting business decreased $10.3 million (65 percent) due to lower aggregate, ready-mixed concrete and liquid asphalt oil volumes and margins, as well as decreased construction and asphalt margins, which reflects the effects of the economic downturn and weather-related delays.

Partially offsetting the decreases was lower depreciation, depletion and amortization expense of $1.0 million (after tax), largely the result of lower property, plant and equipment balances.

Six Months Ended June 30, 2010 and 2009 Construction materials and contracting recognized a loss of $14.5 million compared to earnings of $300,000 for the comparable prior period due to lower aggregate, ready-mixed concrete and liquid asphalt oil volumes and margins, as well as decreased construction and asphalt margins, as previously discussed.

Partially offsetting the decreases was lower depreciation, depletion and amortization expense of $1.9 million (after tax), largely the result of lower property, plant and equipment balances, as well as lower selling, general and administrative expense of $1.2 million (after tax).

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company’s other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Other:
Operating revenues	$2.3	$2.7	$4.5	$5.4
Operation and maintenance	1.8	1.9	3.7	5.2
Depreciation, depletion and amortization	.4	.3	.8	.6
Taxes, other than income	.1	.1	.1	.1
Intersegment transactions:
Operating revenues	$42.8	$36.2	$108.1	$98.9
Purchased natural gas sold	36.8	29.2	95.8	84.8
Operation and maintenance	6.0	7.0	12.3	14.1

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

•
The Company has a 25 MW ownership interest in Wygen III, which commenced commercial operation on April 1, 2010. The WYPSC approved an increase, primarily related to the costs of Wygen III, in the amount of $2.7 million annually, or 13.1 percent, effective May 1, 2010.

•	In April 2010, the Company filed an application with the NDPSC for an electric rate increase, as discussed in Note 18.

•
The Company plans to file an application with the MTPSC for an electric rate increase in the third quarter of 2010. The request will include an increase related to the investment in infrastructure upgrades, recovery of the investment in renewable generation and the costs associated with the Big Stone Station II.

•
The Company is developing a landfill methane gas recovery project in Billings, Montana to supplement the Company’s gas supply portfolio. The project is expected to begin production in the fourth quarter of 2010, and upon total phase-in to recover up to 2,500 dk per day.

•
The Company is analyzing potential projects for accommodating load growth and replacing purchased power contracts with company-owned generation. The Company is reviewing the construction of natural gas-fired combustion and wind generation.

•
The Company is pursuing opportunities associated with the potential development of high voltage transmission lines and system enhancements targeted towards delivery of renewable energy from the wind rich regions that lie within its traditional electric service territory to major metropolitan areas. The Company has signed a contract to develop a 30-mile high-voltage power line in southeast North Dakota to move power to the electric grid from a proposed 150-MW wind farm being built by enXco for Xcel Energy. The $25 million project also will include substation upgrades. Pending regulatory approval, construction is expected to begin in 2011. Customers will not bear any of the costs associated with the project as costs will be recovered through an approved interconnect tariff.

•	In June 2010, the Company placed into service a 10.5 MW expansion of its Diamond Willow wind farm in Montana, and the new 19.5 MW Cedar Hills wind farm in southwest North Dakota.

Construction services
•
Work backlog as of June 30, 2010, was approximately $389 million, compared to $507 million at June 30, 2009, which included backlog related to the Fontainebleau project of $182 million. The Fontainebleau project was removed from backlog in the third quarter of 2009 after Fontainebleau’s bankruptcy filing. Absent the Fontainebleau-related backlog, levels are $64 million higher than one year ago. Backlog at March 31, 2010, was $400 million.

•	Examples of new projects included in work backlog are solar projects in the Las Vegas area and substation related work.

•	The Company anticipates margins in 2010 to be lower than 2009 levels.

•
The Company is aggressively pursuing expansion in high voltage transmission and substation construction, renewable resource construction and military installation services. In late 2009, the Company was awarded the engineering, procurement and construction contract to build the 214-mile Montana Alberta Tie Line between Lethbridge, Alberta and Great Falls, Montana. In late June 2010, the Company received a notice to proceed with construction on the project.

•	The Company continues to focus on costs and efficiencies to enhance margins. Selling, general and administrative expenses are down 32 percent for the second quarter compared to one year ago.

•	With its highly skilled technical workforce, this group is prepared to take advantage of government stimulus spending on transmission infrastructure.

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

•
The Company continues to pursue the expansion of its existing natural gas pipeline capacity by 30,000 Mcf per day in the Bakken production area in northwestern North Dakota. This expansion project is targeted for late 2011.

•
The Company continues to see strong interest in its storage services. It has three natural gas storage fields, including the largest storage field in North America located near Baker, Montana. The Company is pursuing a project to increase its firm deliverability from the Baker Storage field by 125,000 Mcf per day and related transportation capacity. The Company has received commitment on approximately 30 percent of the total potential project and is moving forward on that phase, subject to regulatory approval, with a projected in-service date of November 2011.

Natural gas and oil production
•
The Company expects to spend approximately $380 million in capital expenditures for 2010, approximately double the level of capital invested in 2009. This reflects further exploitation of existing properties, leasehold acquisitions in the Bakken and Niobrara oil shale plays and the acquisition of producing natural gas properties located in the Green River Basin. The capital expenditures forecasted reflect a shift from certain natural gas development activities to oil shale leasehold acquisitions, which will affect short-term production growth.

•
Earlier this year, the Company acquired exploratory acreage of approximately 40,000 net acres in the North Dakota Bakken area, bringing its total acreage position in this oil play to more than 56,000 net acres. For the 40,000 net acres held in Stark County, the Heart River project, plans include drilling three exploratory wells this year to evaluate the acreage targeting the Three Forks formation. Lease terms extend up to five years including renewal options available to the Company. A total of 60 potential drilling sites have been identified in this area based on 640-acre spacing.

•
The Company also acquired approximately 80,000 net exploratory acres in the emerging Niobrara oil play in Laramie and Goshen Counties in southeastern Wyoming. The Company plans to begin drilling exploratory wells in the area in 2011. Assuming 640-acre spacing, the Company has 120 potential drilling sites available on this acreage. Lease terms are generally five years with most having five-year renewal options available to the Company. Although this emerging play is still developing in terms of resource potential, early results by other producers in the play appear promising.

•	The Company continues to pursue additional leasehold and reserve acquisitions which are not included in the current forecast.

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

•	Earnings guidance reflects estimated NYMEX crude oil prices for August through December in the range of $70 to $75 per barrel.

•
For the last six months of 2010, the Company has hedged approximately 50 percent to 55 percent of its estimated natural gas production and 40 percent to 45 percent of its estimated oil production. For 2011, the Company has hedged 15 percent to 20 percent of its estimated natural gas production and 30 percent to 35 percent of its estimated oil production. For 2012, the Company has hedged 5 percent to 10 percent of its estimated natural gas production. The hedges that are in place as of August 2, 2010, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (MMBtu/Bbl)	Price (Per MMBtu/Bbl)
Natural Gas	Swap	HSC	7/10 - 12/10	809,600	$8.08
Natural Gas	Swap	NYMEX	7/10 - 12/10	1,840,000	$6.18
Natural Gas	Swap	NYMEX	7/10 - 12/10	920,000	$6.40
Natural Gas	Collar	NYMEX	7/10 - 12/10	920,000	$5.63-$6.00
Natural Gas	Swap	NYMEX	7/10 - 12/10	920,000	$5.855
Natural Gas	Swap	NYMEX	7/10 - 12/10	920,000	$6.045
Natural Gas	Swap	NYMEX	7/10 - 12/10	920,000	$6.045
Natural Gas	Swap	CIG	7/10 - 12/10	1,840,000	$5.03
Natural Gas	Swap	HSC	7/10 - 10/10	246,000	$5.57
Natural Gas	Swap	NYMEX	7/10 - 10/10	984,000	$5.645
Natural Gas	Swap	Ventura	7/10 - 12/10	920,000	$5.95
Natural Gas	Swap	NYMEX	7/10 - 12/10	2,024,000	$5.54
Natural Gas	Collar	NYMEX	7/10 - 3/11	1,370,000	$5.62-$6.50
Natural Gas	Swap	HSC	1/11 - 12/11	1,350,500	$8.00
Natural Gas	Swap	NYMEX	1/11 - 12/11	4,015,000	$6.1027
Natural Gas	Swap	NYMEX	1/11 - 12/11	3,650,000	$5.4975
Natural Gas	Swap	NYMEX	1/12 - 12/12	3,477,000	$6.27
Crude Oil	Collar	NYMEX	7/10 - 12/10	184,000	$60.00-$75.00
Crude Oil	Swap	NYMEX	7/10 - 12/10	184,000	$73.20
Crude Oil	Collar	NYMEX	7/10 - 12/10	184,000	$70.00-$86.00
Crude Oil	Swap	NYMEX	7/10 - 12/10	184,000	$83.05
Crude Oil	Collar	NYMEX	1/11 - 12/11	547,500	$80.00-$94.00
Crude Oil	Collar	NYMEX	1/11 - 12/11	365,000	$80.00-$89.00
Crude Oil	Collar	NYMEX	1/11 - 12/11	182,500	$77.00-$86.45
Crude Oil	Collar	NYMEX	1/11 - 12/11	182,500	$75.00-$88.00
Natural Gas	Basis Swap	Ventura	7/10 - 12/10	1,840,000	$0.25
Natural Gas	Basis Swap	Ventura	7/10 - 12/10	460,000	$0.245
Natural Gas	Basis Swap	Ventura	7/10 - 12/10	2,300,000	$0.25
Natural Gas	Basis Swap	Ventura	7/10 - 12/10	920,000	$0.225
Natural Gas	Basis Swap	Ventura	7/10 - 12/10	460,000	$0.23
Natural Gas	Basis Swap	Ventura	7/10 - 12/10	1,380,000	$0.23
Natural Gas	Basis Swap	CIG	7/10 - 12/10	2,024,000	$0.385
Natural Gas	Basis Swap	Ventura	1/11 - 3/11	450,000	$0.135
Natural Gas	Basis Swap	CIG	1/11 - 12/11	4,015,000	$0.395
Natural Gas	Basis Swap	CIG	1/12 - 12/12	2,745,000	$0.405
Natural Gas	Basis Swap	CIG	1/12 - 12/12	732,000	$0.41
Notes:
• Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system; HSC is the Houston Ship Channel hub in southeast Texas which connects to several pipelines.
• For all basis swaps, Index prices are below NYMEX prices and are reported as a positive amount in the Price column.

Construction materials and contracting
•
Work backlog as of June 30, 2010, was approximately $677 million, $109 million higher than the March 31, 2010, backlog of $568 million. Backlog a year ago was $707 million. Private project backlog has decreased, however public work has increased over prior year levels.

•	Examples of new large projects included in work backlog are several highway paving projects, a reclamation project, and an L.A. harbor deepening project.

•
All of the markets served by the construction materials segment are seeing positive impacts related to the federal stimulus spending and the Company is well positioned to take advantage of this funding in the asphalt paving and liquid asphalt oil product lines. Federal transportation stimulus of $7.9 billion was directed to states where the Company operates. Of that amount, 41 percent was spent as of late July 2010, with the remaining $4.7 billion to be spent during the remainder of 2010 and 2011.

•
The Company continues to pursue work related to energy projects, such as wind towers, transmission projects, geothermal and refineries. It is also pursuing opportunities for expansion of its existing business lines including initiatives aimed at capturing additional market share and expansion into new markets.

•
The Company has a strong emphasis on operational efficiencies and cost reduction. Selling, general and administrative expenses are down 35 percent for the trailing 12 months through June 30, 2010, compared to the annual expenses in 2006, the peak earnings year for this segment.

•	The Company expects volumes and margins to be lower in 2010 compared to 2009 as a result of the economic downturn. Liquid asphalt volumes were at record levels in 2009.

•	The Company has planned green field expansions for the liquid asphalt oil business this year.

•
As the country’s 6th largest sand and gravel producer, the Company will continue to strategically manage its 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

•
Of the five labor contracts that Knife River was negotiating, as reported in Items 1 and 2 – Business and Properties – General in the 2009 Annual Report, four have been ratified. The one remaining contract is still in negotiations.

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

Cash flows provided by operating activities in the first six months of 2010 decreased $195.1 million from the comparable period in 2009 due to higher working capital requirements of $183.5 million, including decreased cash provided from receivables, largely at the construction services and natural gas and oil production businesses along with lower cash provided from net natural gas costs recoverable through rate adjustments at the natural gas distribution business.

Investing activities Cash flows used in investing activities in the first six months of 2010 increased $59.4 million from the comparable period in 2009 due to an increase in acquisition-related capital expenditures of $102.8 million, largely due to the acquisition of natural gas properties located in the Green River Basin, offset in part by decreased ongoing capital expenditures of $35.3 million, largely at the pipeline and energy services and natural gas and oil production businesses.

Financing activities Cash flows provided by financing activities in the first six months of 2010 increased $162.9 million from the comparable period in 2009 due to lower repayment of short-term borrowings and long-term debt of $98.5 million and $91.2 million, respectively, offset in part by lower issuance of long-term debt of $26.4 million.

Defined benefit pension plans
There were no material changes to the Company’s qualified noncontributory defined benefit pension plans from those reported in the 2009 Annual Report. For further information, see Note 17 and Part II, Item 7 in the 2009 Annual Report.

Capital expenditures
Net capital expenditures for the first six months of 2010 were $335.5 million and are estimated to be approximately $625 million for 2010. Estimated capital expenditures include:

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2010. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 – Note 9, in the 2009 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at June 30, 2010:
Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
(Dollars in millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$125.0		$—	(b)	$—		6/21/11
MDU Energy Capital, LLC	Master shelf agreement		$175.0		$165.0		$—		8/14/10	(c)(d)
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(e)	$—		$1.9	(f)	12/28/12	(g)
Intermountain Gas Company	Revolving credit agreement		$65.0	(h)	$3.7		$—		8/31/10	(i)
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(j)	$400.0		$83.0	(b)	$25.8	(f)	12/13/12
Williston Basin Interstate Pipeline Company	Uncommitted long-term private shelf agreement		$125.0		$87.5		$—		12/23/11	(c)

(a)
The $125 million commercial paper program is supported by a revolving credit agreement with various banks totaling $125 million (provisions allow for increased borrowings, at the option of the Company on stated conditions, up to a maximum of $150 million). There were no amounts outstanding under the credit agreement.

(b)	Amount outstanding under commercial paper program.
(c)	Represents expiration of the ability to borrow additional funds under the agreement.
(d)	Or such time as the agreement is terminated by either of the parties thereto.
(e)	Certain provisions allow for increased borrowings, up to a maximum of $75 million.
(f)	The outstanding letters of credit, as discussed in Note 19, reduce amounts available under the credit agreement.
(g)	Provisions allow for an extension of up to two years upon consent of the banks.
(h)	Certain provisions allow for increased borrowings, up to a maximum of $70 million.
(i)	Intermountain plans to negotiate the extension or replacement of this agreement prior to its expiration.
(j)
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

The Company's coverage of fixed charges including preferred stock dividends was 4.5 times for the 12 months ended June 30, 2010. Due to the $384.4 million after-tax noncash write-down of natural gas and oil properties in the first quarter of 2009, earnings were insufficient by $228.7 million to cover fixed charges for the 12 months ended December 31, 2009. If the $384.4 million after-tax noncash write-down is excluded, the coverage of fixed charges including preferred stock dividends would have been 4.6 times for the 12 months ended December 31, 2009. Common stockholders' equity as a percent of total capitalization was 62 percent and 63 percent at June 30, 2010 and December 31, 2009, respectively.

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

In September 2008, the Company entered into a Sales Agency Financing Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 5 million shares of the Company’s common stock. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement, which terminates on May 28, 2011. Proceeds from the sale of shares of common stock under the agreement have been and are expected to be used for corporate development purposes and other general corporate purposes. The Company did not issue any shares of stock in 2010 under the Sales Agency Financing Agreement. The Company has issued a total of approximately 3.2 million shares of stock under the Sales Agency Financing Agreement through June 30, 2010, resulting in total net proceeds of $63.1 million.

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

Contractual obligations and commercial commitments
There are no material changes in the Company’s contractual obligations relating to long-term debt, estimated interest payments, purchase commitments and uncertain tax positions from those reported in the 2009 Annual Report.

The Company’s contractual obligations relating to operating leases at June 30, 2010, increased $26.7 million or 22 percent from December 31, 2009. At June 30, 2010, the Company’s contractual obligations related to operating leases totaled $150.7 million. The scheduled commitment amounts (for the twelve months ended June 30, of each year listed) total $28.4 million in 2011; $22.7 million in 2012; $18.5 million in 2013; $13.0 million in 2014; $6.5 million in 2015; and $61.6 million thereafter.

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

The following table summarizes derivative agreements entered into by Fidelity, Cascade and Intermountain as of June 30, 2010. These agreements call for Fidelity to receive fixed prices and pay variable prices, and for Cascade and Intermountain to receive variable prices and pay fixed prices.

(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per MMBtu/Bbl)	Forward Notional Volume (MMBtu/Bbl)	Fair Value
Fidelity
Natural gas swap agreements maturing in 2010	$5.93	12,344	$15,252
Natural gas swap agreements maturing in 2011	$6.14	9,016	$7,372
Natural gas swap agreement maturing in 2012	$6.27	3,477	$2,008
Natural gas basis swap agreements maturing in 2010	$.27	9,384	$162
Natural gas basis swap agreements maturing in 2011	$.37	4,465	$328
Natural gas basis swap agreements maturing in 2012	$.41	3,477	$285
Oil swap agreements maturing in 2010	$78.13	368	$437

Cascade
Natural gas swap agreements maturing in 2010	$8.02	2,425	$(9,382)
Natural gas swap agreements maturing in 2011	$8.10	2,270	$(7,601)

Intermountain
Natural gas swap agreement maturing in 2010	$4.96	1,661	$(1,485)
Natural gas swap agreement maturing in 2011	$4.96	2,889	$(429)

	Weighted Average Floor/Ceiling Price (Per MMBtu/Bbl)	Forward Notional Volume (MMBtu/Bbl)	Fair Value
Fidelity
Natural gas collar agreements maturing in 2010	$5.63/$6.25	1,840	$1,474
Natural gas collar agreement maturing in 2011	$5.62/$6.50	450	$345
Oil collar agreements maturing in 2010	$65.00/$80.50	368	$(874)
Oil collar agreements maturing in 2011	$78.86/$90.64	1,278	$4,706

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2009 Annual Report. For more information, see Part II, Item 7A in the 2009 Annual Report.

At June 30, 2010 and 2009, and December 31, 2009, the Company had no outstanding interest rate hedges.

Foreign currency risk
MDU Brasil’s equity method investments in the Brazilian Transmission Lines are exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For further information, see Part II, Item 8 – Note 4 in the 2009 Annual Report.

At June 30, 2010 and 2009, and December 31, 2009, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions including the EPA’s proposed endangerment finding for GHGs which could lead to regulation of GHG under the Clean Air Act. The primary GHG emitted from the Company's operations is carbon dioxide from combustion of fossil fuels at Montana-Dakota's electric generating facilities, particularly its coal-fired electric generating facilities which comprise approximately 70 percent of Montana-

Dakota’s generating capacity. More than 90 percent of the electricity generated by Montana-Dakota is from coal-fired plants. Montana-Dakota also owns approximately 100 MW of natural gas- and oil-fired peaking plants. While there are many uncertainties regarding the future of GHG regulation, Montana-Dakota’s electric generating facilities may be subject to regulation under climate change laws or regulations within the next few years. Implementation of treaties, legislation or regulations to reduce GHG emissions could affect Montana-Dakota's electric utility operations by requiring the expansion of energy conservation efforts and/or the increased development of renewable energy sources, as well as instituting other mandates that could significantly increase the capital expenditures and operating costs at its fossil fuel-fired generating facilities. The most prominent federal legislative proposals are based on “cap and trade” programs which place a limit on GHG emissions from major emission sources such as the electric generating industry. The impact of a cap and trade program on Montana-Dakota would be determined by considerations such as the overall GHG emissions cap level, the scope and timeframe by which the cap level is decreased, the extent to which GHG offsets are allowed, whether allowances are given to new and existing emission sources, and the indirect impact on natural gas, coal and other fuel prices. Montana-Dakota’s ability to recover costs incurred to comply with new regulations and programs will also be important in determining the financial impact on the Company.

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

One of the Company's subsidiaries is subject to ongoing litigation and administrative proceedings in connection with its CBNG development. These proceedings have caused delays in CBNG drilling activity, and the ultimate outcome of the actions could have a material negative effect on existing CBNG operations and/or the future development of its CBNG properties.

Fidelity’s operations are and have been the subject of numerous lawsuits filed in connection with its CBNG development in the Montana and Wyoming Powder River Basin. If the plaintiffs are successful in the current lawsuits, the ultimate outcome of the actions could have a material negative effect on Fidelity's existing CBNG operations and/or the future development of its CBNG properties.

The BER in March 2006 issued a decision in a rulemaking proceeding, initiated by the NPRC, that amends the non-degradation policy applicable to water discharged in connection with CBNG operations. The amended policy includes additional limitations on factors deemed harmful, thereby restricting water discharges even further than under previous standards. Due in part to this amended policy, in May 2006, the Northern Cheyenne Tribe commenced litigation in Montana state court challenging two five-year water discharge permits that the Montana DEQ granted to Fidelity in February 2006 and which are critical to Fidelity's ability to manage water produced under present and future CBNG operations. Although the Montana state district court decided the case in favor of Fidelity, the Montana Supreme Court reversed the state district court’s decision on May 18, 2010, and ordered the Montana DEQ to reevaluate Fidelity’s permit applications under the appropriate predischarge treatment standards. The Montana DEQ has until November 14, 2010, to complete the permitting process, during which time Fidelity may continue to operate under its current permits. Fidelity will not be able to assess the impact to its operations until the final permits are issued.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information with respect to the Company’s purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2010	—
May 1 through May 31, 2010	36,450	$19.52
June 1 through June 30, 2010	—
Total	36,450

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

MDU RESOURCES GROUP, INC.

DATE: August 6, 2010	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

	BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

+10(a)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated May 28, 2010

+10(b)	Agreement for Termination of Change of Control Employment Agreement, dated June 15, 2010, by and between MDU Resources Group, Inc. and Terry D. Hildestad

+10(c)
Form of Notice of Expiration of Coverage Period – Change of Control Employment Agreement, dated June 15, 2010, sent by MDU Resources Group, Inc. to William E. Schneider, John G. Harp, Steven L. Bietz, David L. Goodin, William R. Connors, Mark A. Del Vecchio, Nicole A. Kivisto, Cynthia J. Norland, Paul K. Sandness, Doran N. Schwartz and John P. Stumpf

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

101
The following materials from MDU Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.