Form 10-Q
period 2010-09-30
MDU RESOURCES GROUP INC
filed 2010-11-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2010: 188,255,348 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2009 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2009
ASC	FASB Accounting Standards Codification
Bbl	Barrel
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
BER	Montana Board of Environmental Review
Big Stone Station	450-MW coal-fired electric generating facility located near Big Stone City, South Dakota (22.7 percent ownership)
Big Stone Station II	Formerly proposed coal-fired electric generating facility located near Big Stone City, South Dakota (the Company had anticipated ownership of at least 116 MW)
Bitter Creek	Bitter Creek Pipelines, LLC, an indirect wholly owned subsidiary of WBI Holdings
Brazilian Transmission Lines	Company’s equity method investment in the company owning ECTE, ENTE and ERTE
Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CBNG	Coalbed natural gas
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act
Colorado State District Court	Colorado Thirteenth Judicial District Court, Yuma County
Company	MDU Resources Group, Inc.
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECTE	Empresa Catarinense de Transmissão de Energia S.A.
EIS	Environmental Impact Statement
ENTE	Empresa Norte de Transmissão de Energia S.A.
EPA	U.S. Environmental Protection Agency
ERTE	Empresa Regional de Transmissão de Energia S.A.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)
LTM	LTM, Inc., an indirect wholly owned subsidiary of Knife River
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBI	Morse Bros., Inc., an indirect wholly owned subsidiary of Knife River
MBOGC	Montana Board of Oil and Gas Conservation
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEIC	Montana Environmental Information Center, Inc.
Mine Safety Act	Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana State Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Twenty-Second Judicial District Court	Montana Twenty-Second Judicial District Court, Big Horn County
MPX	MPX Termoceara Ltda. (49 percent ownership, sold in June 2005)
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission

North Dakota District Court	North Dakota South Central Judicial District Court for Burleigh County
NPRC	Northern Plains Resource Council
NSPS	New Source Performance Standards
Oil	Includes crude oil, condensate and natural gas liquids
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$223,602	$206,867	$956,025	$1,065,061
Construction services, natural gas and oil production, construction materials and contracting, and other	902,321	901,060	1,911,119	2,094,911
Total operating revenues	1,125,923	1,107,927	2,867,144	3,159,972
Operating expenses:
Fuel and purchased power	15,283	15,188	45,300	49,085
Purchased natural gas sold	51,243	57,598	382,376	520,495
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	95,367	59,459	226,788	193,394
Construction services, natural gas and oil production, construction materials and contracting, and other	732,998	698,386	1,563,640	1,675,088
Depreciation, depletion and amortization	84,841	79,547	245,066	253,241
Taxes, other than income	37,229	37,476	123,421	129,250
Write-down of natural gas and oil properties	—	—	—	620,000
Total operating expenses	1,016,961	947,654	2,586,591	3,440,553

Operating income (loss)	108,962	160,273	280,553	(280,581)

Earnings from equity method investments	2,528	2,290	6,970	6,154

Other income	1,740	2,923	6,929	7,076

Interest expense	20,944	20,945	61,950	62,700

Income (loss) before income taxes	92,286	144,541	232,502	(330,051)

Income taxes	31,276	51,957	80,783	(134,143)

Net income (loss)	61,010	92,584	151,719	(195,908)

Dividends on preferred stocks	172	171	513	514

Earnings (loss) on common stock	$60,838	$92,413	$151,206	$(196,422)

Earnings (loss) per common share -- basic	$.32	$.50	$.80	$(1.07)

Earnings (loss) per common share -- diluted	$.32	$.50	$.80	$(1.07)

Dividends per common share	$.1575	$.1550	$.4725	$.4650

Weighted average common shares outstanding -- basic	188,170	185,160	188,088	184,309

Weighted average common shares outstanding -- diluted	188,338	185,425	188,268	184,309

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	September 30, 2009	December 31, 2009
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,285	$61,449	$175,114
Receivables, net	585,487	519,572	531,980
Inventories	261,680	268,677	249,804
Deferred income taxes	25,552	13,050	28,145
Short-term investments	250	1,644	2,833
Commodity derivative instruments	26,803	28,421	7,761
Prepayments and other current assets	99,466	77,736	66,021
Total current assets	1,035,523	970,549	1,061,658
Investments	152,577	137,340	145,416
Property, plant and equipment	7,163,515	6,698,227	6,766,582
Less accumulated depreciation, depletion and amortization	3,056,127	2,823,396	2,872,465
Net property, plant and equipment	4,107,388	3,874,831	3,894,117
Deferred charges and other assets:
Goodwill	634,633	629,036	629,463
Other intangible assets, net	26,112	30,184	28,977
Other	260,722	230,632	231,321
Total deferred charges and other assets	921,467	889,852	889,761
Total assets	$6,216,955	$5,872,572	$5,990,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,700	$—	$10,300
Long-term debt due within one year	73,417	27,790	12,629
Accounts payable	299,094	267,320	281,906
Taxes payable	46,928	64,656	55,540
Dividends payable	29,810	29,012	29,749
Accrued compensation	41,648	49,082	47,425
Commodity derivative instruments	25,803	44,903	36,907
Other accrued liabilities	205,777	162,200	192,729
Total current liabilities	727,177	644,963	667,185
Long-term debt	1,437,171	1,471,833	1,486,677
Deferred credits and other liabilities:
Deferred income taxes	672,155	547,538	590,968
Other liabilities	718,331	691,961	674,475
Total deferred credits and other liabilities	1,390,486	1,239,499	1,265,443
Commitments and contingencies
Stockholders’ equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders’ equity:
Common stock
Shares issued -- $1.00 par value, 188,732,200 at September 30, 2010, 187,673,037 at September 30, 2009 and 188,389,265 at December 31, 2009	188,732	187,673	188,389
Other paid-in capital	1,022,469	1,001,313	1,015,678
Retained earnings	1,439,050	1,334,255	1,377,039
Accumulated other comprehensive income (loss)	496	(18,338)	(20,833)
Treasury stock at cost – 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders’ equity	2,647,121	2,501,277	2,556,647
Total stockholders’ equity	2,662,121	2,516,277	2,571,647
Total liabilities and stockholders’ equity	$6,216,955	$5,872,572	$5,990,952

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$151,719	$(195,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	245,066	253,241
Earnings, net of distributions, from equity method investments	(2,502)	(2,110)
Deferred income taxes	71,322	(200,240)
Write-down of natural gas and oil properties	—	620,000
Changes in current assets and liabilities, net of acquisitions:
Receivables	(57,074)	141,147
Inventories	(12,565)	(7,832)
Other current assets	(32,122)	67,143
Accounts payable	19,782	(73,984)
Other current liabilities	(147)	34,188
Other noncurrent changes	(11,959)	(6,423)
Net cash provided by operating activities	371,520	629,222

Investing activities:
Capital expenditures	(340,221)	(344,779)
Acquisitions, net of cash acquired	(106,548)	(6,452)
Net proceeds from sale or disposition of property	16,496	18,821
Investments	1,106	(560)
Net cash used in investing activities	(429,167)	(332,970)

Financing activities:
Issuance of short-term borrowings	4,700	—
Repayment of short-term borrowings	(10,300)	(105,100)
Issuance of long-term debt	17,799	105,000
Repayment of long-term debt	(7,545)	(252,696)
Proceeds from issuance of common stock	2,735	51,440
Dividends paid	(89,347)	(86,011)
Tax benefit on stock-based compensation	721	195
Net cash used in financing activities	(81,237)	(287,172)
Effect of exchange rate changes on cash and cash equivalents	55	655
Increase (decrease) in cash and cash equivalents	(138,829)	9,735
Cash and cash equivalents -- beginning of year	175,114	51,714
Cash and cash equivalents -- end of period	$36,285	$61,449

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2010 and 2009
(Unaudited)

1.	Basis of presentation

The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2009 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2009 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after September 30, 2010, up to the date of issuance of these consolidated interim financial statements.

2.	Seasonality of operations

Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

3.	Allowance for doubtful accounts
The Company's allowance for doubtful accounts as of September 30, 2010 and 2009, and December 31, 2009, was $15.9 million, $16.7 million and $16.6 million, respectively.

4.	Inventories and natural gas in storage

Inventories, other than natural gas in storage for the Company’s regulated operations, were stated at the lower of average cost or market value. Natural gas in storage for the Company’s regulated operations is generally carried at average cost, or cost using the last-in, first-out method. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories. Inventories consisted of:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Aggregates held for resale	$82,622	$88,087	$80,087
Materials and supplies	62,273	61,580	58,095
Natural gas in storage (current)	40,133	48,517	35,619
Asphalt oil	24,341	21,228	22,989
Other	52,311	49,265	53,014
Total	$261,680	$268,677	$249,804

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $59.3 million, $45.6 million, and $59.6 million at September 30, 2010 and 2009, and December 31, 2009, respectively.

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

The Company hedges a portion of its natural gas and oil production and the effects of the cash flow hedges were used in determining the full-cost ceiling. The Company would have recognized an additional write-down of its natural gas and oil properties of $107.9 million ($66.9 million after tax) at March 31, 2009, if the effects of cash flow hedges had not been considered in calculating the full-cost ceiling. For more information on the Company's cash flow hedges, see Note 12.

At September 30, 2010, the Company’s full-cost ceiling exceeded the Company’s capitalized cost. However, sustained downward movements in natural gas and oil prices subsequent to September 30, 2010, could result in a future write-down of the Company’s natural gas and oil properties.

6.	Earnings (loss) per common share

Basic earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options, restricted stock grants and performance share awards. For the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010, there were no shares excluded from the calculation of diluted earnings per share. Diluted loss per common share for the nine months ended September 30, 2009, was computed by dividing the loss on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Due to the loss on common stock for the nine months ended September 30, 2009, the effect of outstanding stock options, restricted stock grants and performance share awards was excluded from the computation of diluted loss per common share as their effect was antidilutive. Common stock outstanding includes issued shares less shares held in treasury.

7.	Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Interest, net of amount capitalized	$65,712	$65,421
Income taxes	$36,962	$29,540

8.	New accounting standards

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

9.	Comprehensive income (loss)

Comprehensive income (loss) is the sum of net income (loss) as reported and other comprehensive income (loss). The Company's other comprehensive income (loss) resulted from gains (losses) on derivative instruments qualifying as hedges and foreign currency translation adjustments. For more information on derivative instruments, see Note 12.

Comprehensive income (loss), and the components of other comprehensive income (loss) and related tax effects, were as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Net income	$61,010	$92,584
Other comprehensive income (loss):
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $2,177 and $(4,632) in 2010 and 2009, respectively	3,628	(7,557)
Less: Reclassification adjustment for gain on derivative instruments included in net income, net of tax of $3,209 and $10,022 in 2010 and 2009, respectively	5,348	16,352
Net unrealized loss on derivative instruments qualifying as hedges	(1,720)	(23,909)
Foreign currency translation adjustment, net of tax of $1,730 and $2,538 in 2010 and 2009, respectively	2,679	3,902
	959	(20,007)
Comprehensive income	$61,969	$72,577

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net income (loss)	$151,719	$(195,908)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $10,351 and $(1,758) in 2010 and 2009, respectively	17,266	(2,869)
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income (loss), net of tax of $(1,745) and $21,908 in 2010 and 2009, respectively	(2,797)	35,743
Net unrealized gain (loss) on derivative instruments qualifying as hedges	20,063	(38,612)
Foreign currency translation adjustment, net of tax of $801 and $6,414 in 2010 and 2009, respectively	1,266	9,909
	21,329	(28,703)
Comprehensive income (loss)	$173,048	$(224,611)

10.	Equity method investments

Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at September 30, 2010, include the Brazilian Transmission Lines.

In August 2006, MDU Brasil acquired ownership interests in companies owning the Brazilian Transmission Lines. The interests involve the ENTE (13.3-percent ownership interest), ERTE (13.3-percent ownership interest) and ECTE (25-percent ownership interest) electric transmission lines, which are primarily in northeastern and southern Brazil.

In the fourth quarter of 2009, multiple sales agreements were signed with three separate parties for the Company to sell its ownership interests in the Brazilian Transmission Lines. Regulatory approval for the sale has been received. The financial closing of the sale is anticipated to occur this year. One of the parties will purchase 15.6 percent of the Company’s ownership interests over a four-year period. The other parties will purchase 84.4 percent of the Company’s ownership interests at the financial close of the transaction.

At September 30, 2010 and 2009, and December 31, 2009, the Company's equity method investments had total assets of $390.4 million, $379.4 million and $387.0 million, respectively, and long-term debt of $152.6 million, $180.9 million and $176.7 million, respectively. The Company's investment in its equity method investments was approximately $64.4 million, $60.2 million and $62.4 million, including undistributed earnings of $11.6 million, $8.7 million and $9.3 million, at September 30, 2010 and 2009, and December 31, 2009, respectively.

11.	Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Nine Months Ended September 30, 2010	Balance as of January 1, 2010*	Goodwill Acquired During the Year**	Balance as of September 30, 2010*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Construction services	100,127	2,743	102,870
Pipeline and energy services	7,857	1,880	9,737
Natural gas and oil production	—	—	—
Construction materials and contracting	175,743	547	176,290
Other	—	—	—
Total	$629,463	$5,170	$634,633
  *Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment.
**Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Nine Months Ended September 30, 2009	Balance as of January 1, 2009*	Goodwill Acquired During the Year**	Balance as of September 30, 2009*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	344,952	784	345,736
Construction services	95,619	4,184	99,803
Pipeline and energy services	1,159	6,595	7,754
Natural gas and oil production	—	—	—
Construction materials and contracting	174,005	1,738	175,743
Other	—	—	—
Total	$615,735	$13,301	$629,036
 *Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment.
**Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Year Ended December 31, 2009	Balance as of January 1, 2009*	Goodwill Acquired During the Year**	Balance as of December 31, 2009*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	344,952	784	345,736
Construction services	95,619	4,508	100,127
Pipeline and energy services	1,159	6,698	7,857
Natural gas and oil production	—	—	—
Construction materials and contracting	174,005	1,738	175,743
Other	—	—	—
Total	$615,735	$13,728	$629,463
 *Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment.
**Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Other intangible assets were as follows:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Customer relationships	$24,942	$24,606	$24,942
Accumulated amortization	(11,273)	(8,754)	(9,500)
	13,669	15,852	15,442
Noncompete agreements	9,405	12,227	12,377
Accumulated amortization	(6,231)	(6,281)	(6,675)
	3,174	5,946	5,702
Other	13,217	11,478	10,859
Accumulated amortization	(3,948)	(3,092)	(3,026)
	9,269	8,386	7,833
Total	$26,112	$30,184	$28,977

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2010, was $1.3 million and $3.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2009, was $1.3 million and $3.9 million, respectively. Estimated amortization expense for amortizable intangible assets is $4.4 million in 2010, $4.1 million in 2011, $4.0 million in 2012, $3.6 million in 2013, $3.2 million in 2014 and $10.2 million thereafter.

12.	Derivative instruments

The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of September 30, 2010, the Company had no outstanding foreign currency or interest rate hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2009 Annual Report.

Cascade and Intermountain

At September 30, 2010, Cascade and Intermountain held natural gas swap agreements and a natural gas collar agreement, with total forward notional volumes of 8.2 million MMBtu, which were not designated as hedges. Cascade and Intermountain utilize natural gas swap and collar agreements to manage a portion of their regulated natural gas supply portfolios in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the IPUC, WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Cascade and Intermountain record periodic changes in the fair market value of the derivative instruments on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade and Intermountain will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three months ended September 30, 2010, Cascade and Intermountain recorded the change in the fair market value of the derivative instruments of $2.7 million as an increase to regulatory assets. For the nine months ended September 30, 2010, Cascade and Intermountain recorded the change in the fair market value of the derivative instruments of $6.3 million as a decrease to regulatory assets.

Certain of Cascade's derivative instruments contain credit-risk-related contingent features that permit the counterparties to require collateralization if Cascade's derivative liability positions exceed certain dollar thresholds. The dollar thresholds in certain of Cascade's agreements are determined and may fluctuate based on Cascade's credit rating on its debt. In addition, Cascade's and Intermountain's derivative instruments contain cross-default provisions that state if the entity fails to make payment with respect to certain of its indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of such entity's derivative instruments in liability positions. The aggregate fair value of Cascade and Intermountain's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2010, was $21.6 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on September 30, 2010, was $21.6 million.

Fidelity

At September 30, 2010, Fidelity held natural gas swaps and collar agreements with total forward notional volumes of 19.7 million MMBtu, natural gas basis swaps with total forward notional volumes of 16.3 million MMBtu, and oil swap and collar agreements with total forward notional volumes of 2.4 million Bbl, which were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil and basis differentials on its forecasted sales of natural gas and oil production.

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

For the three and nine months ended September 30, 2010, and 2009, the amount of hedge ineffectiveness was immaterial, and there were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur. There were no such reclassifications into earnings as a result of the discontinuance of hedges.

Gains and losses on derivative instruments that are reclassified from accumulated other comprehensive income (loss) to current-period earnings are included in operating revenues on the Consolidated Statements of Income. For further information regarding the gains and losses on derivative instruments qualifying as cash flow hedges that were recognized in other comprehensive income (loss) and the gains and losses reclassified from accumulated other comprehensive income (loss) into earnings, see Note 9.

As of September 30, 2010, the maximum term of the swap and collar agreements, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 27 months. The Company estimates that over the next 12 months net gains of approximately $13.8 million (after tax) will be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

Certain of Fidelity's derivative instruments contain cross-default provisions that state if Fidelity fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2010, was $6.5 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on September 30, 2010, was $6.5 million.

The location and fair value of all of the Company’s derivative instruments in the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2010	Fair Value at September 30, 2009	Fair Value at December 31, 2009
		(In thousands)
Designated as hedges	Commodity derivative instruments	$26,803	$28,421	$7,761
	Other assets – noncurrent	8,423	2,894	2,734
		35,226	31,315	10,495
Not designated as hedges	Commodity derivative instruments	—	—	—
	Other assets – noncurrent	—	—	—
		—	—	—
Total asset derivatives		$35,226	$31,315	$10,495

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2010	Fair Value at September 30, 2009	Fair Value at December 31, 2009
		(In thousands)
Designated as hedges	Commodity derivative instruments	$4,649	$10,962	$13,763
	Other liabilities – noncurrent	1,845	2,639	114
		6,494	13,601	13,877
Not designated as hedges	Commodity derivative instruments	21,154	33,941	23,144
	Other liabilities – noncurrent	418	7,718	4,756
		21,572	41,659	27,900
Total liability derivatives		$28,066	$55,260	$41,777
Note: The fair value of the commodity derivative instruments not designated as hedges is presented net of collateral provided to the counterparties by Cascade of $4.4 million at September 30, 2009.

13.	Fair value measurements

The Company elected to measure its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $35.9 million, $33.6 million and

$34.8 million, as of September 30, 2010 and 2009, and December 31, 2009, respectively, are classified as Investments on the Consolidated Balance Sheets. The increase in the fair value of these investments for the three and nine months ended September 30, 2010, was $3.2 million (before tax) and $2.2 million (before tax), respectively. The increase in the fair value of these investments for the three and nine months ended September 30, 2009, was $4.1 million (before tax) and $5.9 million (before tax), respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income. The Company did not elect the fair value option for its remaining available-for-sale securities, which are auction rate securities. The Company’s auction rate securities, which totaled $11.4 million at September 30, 2010 and 2009, and December 31, 2009, are accounted for as available-for-sale and are recorded at fair value. The fair value of the auction rate securities approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments.

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

	Fair Value Measurements at September 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at September 30, 2010
	(In thousands)
Assets:
Money market funds	$2,835	$—	$—	$—	$2,835
Available-for-sale securities:
Fixed-income securities	—	11,400	—	—	11,400
Insurance contract*	—	35,902	—	—	35,902
Commodity derivative instruments - current	—	26,803	—	—	26,803
Commodity derivative instruments - noncurrent	—	8,423	—	—	8,423
Total assets measured at fair value	$2,835	$82,528	$—	$—	$85,363
Liabilities:
Commodity derivative instruments - current	$—	$25,803	$—	$—	$25,803
Commodity derivative instruments - noncurrent	—	2,263	—	—	2,263
Total liabilities measured at fair value	$—	$28,066	$—	$—	$28,066
* Invested in mutual funds.

	Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at September 30, 2009
	(In thousands)
Assets:
Money market funds	$50,608	$—	$—	$—	$50,608
Available-for-sale securities	33,587	11,400	—	—	44,987
Commodity derivative instruments - current	—	28,421	—	—	28,421
Commodity derivative instruments - noncurrent	—	2,894	—	—	2,894
Total assets measured at fair value	$84,195	$42,715	$—	$—	$126,910
Liabilities:
Commodity derivative instruments - current	$—	$49,308	$—	$4,405	$44,903
Commodity derivative instruments - noncurrent	—	10,357	—	—	10,357
Total liabilities measured at fair value	$—	$59,665	$—	$4,405	$55,260

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Provided to Counterparties	Balance at December 31, 2009
	(In thousands)
Assets:
Money market funds	$9,124	$151,000	$—	$—	$160,124
Available-for-sale securities	9,078	37,141	—	—	46,219
Commodity derivative instruments - current	—	7,761	—	—	7,761
Commodity derivative instruments - noncurrent	—	2,734	—	—	2,734
Total assets measured at fair value	$18,202	$198,636	$—	$—	$216,838
Liabilities:
Commodity derivative instruments - current	$—	$36,907	$—	$—	$36,907
Commodity derivative instruments - noncurrent	—	4,870	—	—	4,870
Total liabilities measured at fair value	$—	$41,777	$—	$—	$41,777

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

The Company’s long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The estimated fair value of the Company’s long-term debt was based on quoted market prices of the same or similar issues. The estimated fair value of the Company's long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2010	$1,510,588	$1,679,979
Long-term debt at September 30, 2009	$1,499,623	$1,540,656
Long-term debt at December 31, 2009	$1,499,306	$1,566,331

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

14.	Business segment data

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

The information below follows the same accounting policies as described in Note 1 of the Company’s Notes to Consolidated Financial Statements in the 2009 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended September 30, 2010	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$59,966	$—	$11,259
Natural gas distribution	94,336	—	(10,054)
Pipeline and energy services	69,300	11,940	(7,370)
	223,602	11,940	(6,165)
Construction services	210,362	137	5,990
Natural gas and oil production	79,276	27,739	18,717
Construction materials and contracting	612,654	—	40,257
Other	29	2,263	2,039
	902,321	30,139	67,003
Intersegment eliminations	—	(42,079)	—
Total	$1,125,923	$—	$60,838

		Inter-
	External	segment	Earnings
Three Months	Operating	Operating	on Common
Ended September 30, 2009	Revenues	Revenues	Stock
	(In thousands)
Electric	$51,922	$—	$10,148
Natural gas distribution	97,443	—	(9,299)
Pipeline and energy services	57,502	11,163	10,619
	206,867	11,163	11,468
Construction services	186,404	17	7,305
Natural gas and oil production	92,675	16,752	24,363
Construction materials and contracting	621,981	—	47,502
Other	—	2,677	1,775
	901,060	19,446	80,945
Intersegment eliminations	—	(30,609)	—
Total	$1,107,927	$—	$92,413

Nine Months Ended September 30, 2010	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$155,345	$—	$22,091
Natural gas distribution	603,499	—	13,362
Pipeline and energy services	197,181	53,168	10,963
	956,025	53,168	46,416
Construction services	551,608	170	9,041
Natural gas and oil production	235,342	90,066	64,963
Construction materials and contracting	1,124,086	—	25,779
Other	83	6,714	5,007
	1,911,119	96,950	104,790
Intersegment eliminations	—	(150,118)	—
Total	$2,867,144	$—	$151,206

		Inter-	Earnings
	External	segment	(Loss)
Nine Months	Operating	Operating	on Common
Ended September 30, 2009	Revenues	Revenues	Stock
	(In thousands)
Electric	$147,677	$—	$18,477
Natural gas distribution	744,758	—	9,815
Pipeline and energy services	172,626	49,135	27,879
	1,065,061	49,135	56,171
Construction services	651,897	59	22,870
Natural gas and oil production	248,125	72,203	(328,174)
Construction materials and contracting	1,194,889	—	47,832
Other	—	8,075	4,879
	2,094,911	80,337	(252,593)
Intersegment eliminations	—	(129,472)	—
Total	$3,159,972	$—	$(196,422)

Excluding the natural gas gathering arbitration charge of $16.5 million (after tax) in 2010, as discussed in Note 18, earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from construction services, natural gas and oil production, construction materials and contracting, and other are all from nonregulated operations.

15.	Acquisitions

During the first nine months of 2010, the Company acquired natural gas properties located in the Green River Basin in southwest Wyoming. The acquisition includes the purchase of over 60 Bcfe of proven reserves. The total purchase consideration for these properties and purchase price adjustments with respect to acquisitions made prior to 2010, consisting of the Company’s common stock and cash, was $108.1 million.

The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed have been preliminarily recorded at their respective fair values as of the date of acquisition. The final fair market values are pending the completion of the review of the relevant assets and liabilities identified as of the acquisition date for the 2010 acquisition. The results of operations of the acquired properties are included in the financial statements as of the date of acquisition. Pro forma financial amounts reflecting the effects of the above acquisition have not been presented, as the acquisition was not material to the Company’s financial position or results of operations.

16.	Employee benefit plans

The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

Three Months	Pension Benefits		Other Postretirement Benefits
Ended September 30,	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$792	$2,032	$313	$564
Interest cost	5,521	5,480	1,122	1,374
Expected return on assets	(6,373)	(6,266)	(1,261)	(1,287)
Amortization of prior service cost (credit)	42	151	(762)	(689)
Amortization of net actuarial loss	745	397	195	73
Curtailment loss	—	1,650	—	—
Amortization of net transition obligation	—	—	490	531
Net periodic benefit cost, including amount capitalized	727	3,444	97	566
Less amount capitalized	268	(7)	(1)	204
Net periodic benefit cost	$459	$3,451	$98	$362

Nine Months	Pension Benefits		Other Postretirement Benefits
Ended September 30,	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,097	$6,095	$1,044	$1,655
Interest cost	14,451	16,439	3,716	4,099
Expected return on assets	(17,057)	(18,796)	(4,230)	(4,104)
Amortization of prior service cost (credit)	111	453	(2,541)	(2,067)
Amortization of net actuarial loss	1,973	1,214	650	428
Curtailment loss	—	1,650	—	—
Amortization of net transition obligation	—	—	1,635	1,594
Net periodic benefit cost, including amount capitalized	1,575	7,055	274	1,605
Less amount capitalized	651	758	83	227
Net periodic benefit cost	$924	$6,297	$191	$1,378

In 2009, the Company evaluated several provisions of its employee defined benefit plans for nonunion and certain union employees. As a result of this evaluation, the Company determined that, effective January 1, 2010, all benefit and service accruals of the affected plans were frozen. These employees are eligible to receive additional defined contribution plan benefits.

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

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee’s retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2010, was $2.0 million and $5.8 million, respectively. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2009, was $2.0 million and $6.3 million, respectively.

17.	Regulatory matters and revenues subject to refund

In November 2006, Montana-Dakota filed an application with the NDPSC requesting an advance determination of prudence of Montana-Dakota's ownership interest in Big Stone Station II. In August 2008, the NDPSC approved Montana-Dakota’s request for advance determination of prudence for ownership in the proposed Big Stone Station II for a minimum of 121.8 MW up to a maximum of 133 MW and a proportionate ownership share of the associated transmission electric resources. The intervenors in the proceeding appealed the NDPSC order to the North Dakota District Court which affirmed the order of the NDPSC. The intervenors then appealed the North Dakota District Court order to the North Dakota Supreme Court. The Big Stone Station II participants subsequently decided not to proceed with the project and in December 2009, Montana-Dakota filed an application with the NDPSC for a determination that Montana-Dakota’s continued participation in the Big Stone Station II is no longer prudent. In December 2009, Montana-Dakota filed applications with the NDPSC, SDPUC, and MTPSC for authority to defer the costs incurred for securing new electric generation, primarily Big Stone Station II, until the next general rate case. The SDPUC and the MTPSC approved Montana-Dakota’s applications on February 11, 2010, and April 6, 2010, respectively. On April 14, 2010, Montana-Dakota and the NDPSC Advocacy Staff filed a settlement agreement with the NDPSC. The settlement agreement provides for the recovery of the North Dakota allocated costs of $9.6 million associated with the Big Stone Station II over a three-year period beginning June 1, 2010, with carrying charges applicable to the balance at the authorized rate of return until recovery commences. On June 25, 2010, the NDPSC approved the settlement agreement, with a modification to the carrying charge rate, which was effective with service rendered August 1, 2010. On July 7, 2010, Montana-Dakota filed a compliance filing on the June 25, 2010, order. On June 28, 2010, the North Dakota Supreme Court dismissed the appeal of the intervenors pursuant to a stipulation of voluntary dismissal by the parties.

In August 2009, Montana-Dakota filed an application with the WYPSC for an electric rate increase. Montana-Dakota requested a total increase of $6.2 million annually or approximately 31 percent above current rates. The rate increase request was necessitated by Montana-Dakota’s purchase of an ownership interest in Wygen III. On January 14, 2010, Montana-Dakota filed a supplement to the application to reflect the inclusion of bonus tax depreciation on Wygen III, reducing its request to a $5.1 million annual increase or approximately 25 percent above current rates. A hearing was held February 23 through February 25, 2010. A stipulation and agreement between Montana-Dakota and the Wyoming Office of Consumer Advocate was filed with the WYPSC on March 5, 2010, that provides a $3.3 million annual increase to be phased-in over a three-year period beginning May 1, 2010. The WYPSC held a hearing on the stipulation on March 22, 2010, and held additional deliberations on April 14, 2010, wherein the WYPSC decided on each issue in the case and Montana-Dakota was directed to file a compliance filing. Montana-Dakota submitted the compliance filing on April 23, 2010, reflecting an increase of $2.7 million annually or approximately 13.1 percent. On April 27, 2010, the WYPSC approved the compliance filing with rates effective May 1, 2010. On June 25, 2010, Montana-Dakota filed a Petition for Rehearing on the return on equity specified in the WYPSC’s order. On July 14, 2010, the WYPSC denied Montana-Dakota’s request.

On April 19, 2010, Montana-Dakota filed an application with the NDPSC for an electric rate increase. Montana-Dakota requested a total increase of $15.4 million annually or approximately 14 percent above current rates. The requested increase includes the investment in infrastructure upgrades, recovery of the investment in renewable generation and the costs associated with Big Stone Station II. On June 16, 2010, the NDPSC approved an interim increase of $7.6 million effective with service rendered June 18, 2010. On June 16, 2010, Montana-Dakota and the NDPSC Advocacy Staff filed a partial settlement agreement agreeing to an overall rate of return and a sharing of earnings over a specified return on equity. On July 6, 2010, Montana-Dakota filed an amendment to its application to exclude the deferred generation development costs associated with Big Stone Station II because of a settlement agreement approved by the NDPSC that provided for recovery of such development costs. Montana-Dakota’s amended request is an increase of $13.3 million annually or 12 percent. The June 2010 partial settlement effectively reduced the requested rate increase to $11.5 million annually or 10 percent. A hearing has been set for November 8, 2010.

On August 12, 2010, Montana-Dakota filed an application with the MTPSC for an electric rate increase. Montana-Dakota requested a total increase of $5.5 million annually or approximately 13 percent above current rates. The requested increase includes the investment in infrastructure upgrades, recovery of the investment in renewable generation, the costs associated with Big Stone Station II and the significant loss of wholesale sales margins. Montana-Dakota requested an interim increase of $3.1 million or approximately 7.4 percent, which is pending before the MTPSC. A hearing has been set for February 28, 2011.

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

In April 2006, the Northern Cheyenne Tribe filed a complaint in Montana Twenty-Second Judicial District Court against the Montana DEQ seeking to set aside Fidelity’s direct discharge and treatment permits. The Northern Cheyenne Tribe claimed the Montana DEQ violated the Clean Water Act and the Montana Water Quality Act by failing to include in the permits conditions requiring application of the best practicable control technology currently available and by failing to impose a nondegradation policy like the one the BER adopted soon after the permit was issued. In addition, the Northern Cheyenne Tribe claimed that the actions of the Montana DEQ violated the Montana State Constitution’s guarantee of a clean and healthful environment, that the Montana DEQ’s related environmental assessment was invalid, that the Montana DEQ was required, but failed, to prepare an EIS and that the Montana DEQ failed to consider other alternatives to the issuance of the permits. Fidelity, the NPRC, and the TRWUA were granted leave to intervene in this proceeding. In January 2009, the Montana Twenty-Second Judicial District Court decided the case in favor of Fidelity and the Montana DEQ in all respects. As a result, Fidelity continued to utilize its direct discharge and treatment permits. These permits are Fidelity’s primary means for managing CBNG-water in Montana. The NPRC, the TRWUA and the Northern Cheyenne Tribe appealed the decision to the Montana Supreme Court in March 2009. On May 18, 2010, the Montana Supreme Court reversed the Montana Twenty-Second Judicial District Court’s decision and held that the Montana DEQ violated the Clean Water Act and the Montana Water Quality Act by issuing discharge permits to Fidelity without imposing predischarge treatment standards. The Montana Supreme Court declared Fidelity’s permits void and directed the Montana DEQ to reevaluate Fidelity’s permit applications under the appropriate predischarge treatment standards within 90 days of the Court’s decision, during which time Fidelity may continue to operate under its current permits. On June 2, 2010, Fidelity filed a motion with the Montana Supreme Court requesting the court to allow the Montana DEQ an additional 90 days to complete its reevaluation of Fidelity’s discharge permits. On June 29, 2010, the Montana Supreme Court granted a one-time extension allowing the Montana DEQ until November 14, 2010, to complete the permitting process. On October 15, 2010, the Montana DEQ issued a final discharge permit to Fidelity, which will be effective for five years beginning November 14, 2010. The permit requires Fidelity to treat all discharges and reduces the amount of water Fidelity may discharge to 1,700 gallons per minute. The impact of this reduction is insignificant to Fidelity’s current production but may impact or limit Fidelity’s future drilling program. In an effort to minimize any such impacts, Fidelity is pursuing alternative methods to manage some of the water produced in conjunction with its CBNG development.

In October 2003, Tongue & Yellowstone Irrigation District, NPRC and MEIC filed a lawsuit in Montana First Judicial District Court challenging the MBOGC’s ROD adopting the 2003 Final EIS which analyzed CBNG development in Montana. The primary legal issue before the court was whether the ROD authorized the “wasting” of ground water in violation of the Montana State Constitution and the public trust doctrine. Specifically, the plaintiffs contended that various water management tools, including Fidelity’s direct discharge permits, allowed for the waste of water. On March 5, 2010, the Montana First Judicial District Court issued an order holding that Fidelity’s direct discharge permits did not violate the Montana State Constitution and entered judgment on June 14, 2010. None of the parties appealed to the Montana Supreme Court within the 60 day appeal period.

Fidelity will continue to vigorously defend its interests in all CBNG-related litigation in which it is involved.

Electric Operations In June 2008, the Sierra Club filed a complaint in the South Dakota Federal District Court against Montana-Dakota and the two other co-owners of the Big Stone Station. The complaint alleged certain violations of the PSD and NSPS provisions of the Clean Air Act and certain violation of the South Dakota SIP. The action further alleged that the Big Stone Station was modified and operated without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. The Sierra Club alleged that these actions contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. The Sierra Club sought declaratory and injunctive relief to bring the co-owners of the Big Stone Station into compliance with the Clean Air Act and the South Dakota SIP and to require them to remedy the alleged violations. The Sierra Club also sought unspecified civil penalties, including a beneficial mitigation project. The Company believes the claims are without merit and that Big Stone Station has been and is being operated in compliance with the Clean Air Act and the South Dakota SIP. In March 2009, the District Court granted the motion of the co-owners to dismiss the complaint. The Sierra Club filed a motion requesting the District Court to reconsider its ruling on a portion of the order dismissing the complaint which was denied on July 22, 2009. On July 30, 2009, the Sierra Club appealed from the orders dismissing the case and denying the motion for reconsideration to the United States Court of Appeals for the Eighth Circuit. The United States filed a brief as amicus curiae supporting the Sierra Club’s position in the appeal and the State of South Dakota filed a brief as amicus curiae supporting the Big Stone Station owners’ position in the appeal. The United States Court of Appeals issued a decision on August 12, 2010, affirming the District Court’s dismissal of the complaint.

Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent Power LLC, which provided a $10 million bank letter of credit to Centennial in support of the guarantee obligation, which expired November 1, 2010. In February 2009, Centennial received a Notice and Demand from LPP under the guaranty agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM’s alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association. The demand seeks compensatory damages of $146 million plus damages for increased operating, capital and construction costs related to a water treatment facility for the generating facility. LPP’s notice of demand for arbitration also demanded performance of the guarantee by Centennial. In June 2010, CEM and Bicent Power LLC made a demand on Centennial Resources for indemnification under the 2007 purchase and sale agreement for indemnifiable losses, including defense fees and costs which CEM and Bicent Power LLC allege are more than $5.0 million, arising from LPP’s arbitration demand and related to Centennial Resources’ ownership of CEM prior to its sale from Centennial Resources to Bicent Power LLC. The Company believes the claims against Centennial and Centennial Resources are without merit and intends to vigorously defend against such claims. Centennial and Centennial Resources intend to file a complaint with the Supreme Court of the State of New York against CEM and Bicent Power LLC seeking damages for breach of contract and specific performance of the 2007 purchase and sale agreement allowing for Centennial Resources’ participation in the arbitration proceeding and replacement of the letter of credit.

Construction Materials LTM is a defendant in litigation pending in Oregon Circuit Court regarding the concrete floors in an industrial food processing facility located in Jackson County, Oregon. The plaintiffs assert claims against LTM, which supplied the concrete for the floors, and others that the concrete floors of the facility are defective and must be removed and replaced for suitable repair. Damages, including disruption of the food processing operations, have been estimated by the plaintiffs to be approximately $26.5 million. Discovery is currently being conducted by the parties. A trial date has been scheduled for April 5, 2011. LTM believes the concrete it supplied met the specifications for the concrete floor and that any defects are a result of the specifications provided by the owner or its representatives or the fault of others.

In 2009, LTM provided pavement work under a subcontract for reconstruction at the Klamath Falls Airport owned by the City of Klamath Falls, Oregon. On October 15, 2010, the City of Klamath Falls filed a complaint against the project’s general contractor alleging the work performed by LTM is defective. Damages, including removal and replacement of the paved runway, are estimated by the plaintiff as $6.0 million to $11.0 million. LTM believes its work met the specifications of the subcontract and expects to receive and accept the tender of defense of the claim.

Natural Gas Gathering Operations On January 11, 2010, SourceGas Distribution LLC filed an application with the Colorado State District Court to compel Bitter Creek to arbitrate a dispute regarding operating pressures under a natural gas gathering contract on one of Bitter Creek’s pipeline systems in Montana. Bitter Creek resisted the application and sought a declaratory order interpreting the gathering contract. On May 28, 2010, the Colorado State District Court granted the application and ordered Bitter Creek into arbitration. An arbitration hearing was held August 23 – 31, 2010. On October 15, 2010, Bitter Creek was notified that the arbitration panel issued an award in favor of SourceGas Distribution LLC for approximately $26.6 million. As a result, Bitter Creek, which is included in the pipeline and energy services segment, recorded a $26.6 million charge ($16.5 million after tax) in the third quarter of 2010, which is recorded in operation and maintenance expense on the Consolidated Statement of Income. Bitter Creek is assessing all legal remedies available to challenge the outcome of the award.

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

The second claim is for contamination at a site in Washington and was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. Cascade received notice in April 2010, that the Washington Department of Ecology has determined that Cascade is a PRP for release of hazardous substances at the site. On October 18, 2010, Cascade received notice from the United States Coast Guard that a hazardous substance appearing to be manufactured gas plant waste was released into the waterway from an abandoned pipe located on the shoreline in the vicinity of the former manufactured gas plant. Cascade subsequently received an administrative order from the United States Coast Guard requiring Cascade to remove the abandoned pipe and conduct other associated time-critical actions. Cascade agreed to remove the pipe and perform the other time-critical actions pursuant to a work plan approved by the United States Coast Guard. It is expected that subsequent remedial action at the site will be conducted under the oversight of the EPA. Cascade has reserved $6.4 million for remediation of this site. On April 9, 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The

WUTC approved the petition on September 16, 2010, subject to conditions set forth in the order.

The third claim is also for contamination at a site in Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. The notice indicates that current estimates to complete investigation and cleanup of the site exceed $8.0 million. Other PRPs have reached an agreed order and work plan with the Washington Department of Ecology for completion of a remedial investigation and feasibility study for the site. The remediation investigation and feasibility study report are expected to be completed by late 2011. There is currently not enough information available to estimate the potential liability to Cascade associated with this claim.

To the extent these claims are not covered by insurance, Cascade will seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers.

Guarantees

In connection with the sale of MPX in June 2005 to Petrobras, an indirect wholly owned subsidiary of the Company has agreed to indemnify Petrobras for 49 percent of any losses that Petrobras may incur from certain contingent liabilities specified in the purchase agreement. Centennial has agreed to guarantee payment of the indemnity obligations to Petrobras for periods ranging up to five and a half years from the date of sale. The guarantee was required by Petrobras as a condition to closing the sale of MPX.

Centennial guaranteed CEM's obligations under a construction contract. For further information, see litigation in this note.

In connection with the pending sale of the Brazilian Transmission Lines, as discussed in Note 10, Centennial has agreed to guarantee payment of any indemnity obligations of certain of the Company’s indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the pending sale of the Brazilian Transmission Lines.

WBI Holdings has guaranteed certain of Fidelity’s natural gas and oil swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the natural gas and oil swap and collar agreements as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil swap and collar agreements at September 30, 2010, expire in the years ranging from 2010 to 2011; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was $2.7 million and was reflected on the Consolidated Balance Sheet at September 30, 2010. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts, a conditional purchase agreement and certain other guarantees. At September 30, 2010, the fixed maximum amounts guaranteed under these agreements aggregated $204.9 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $4.3 million in 2010; $173.1 million in 2011; $17.7 million in 2012; $1.2 million in 2013; $200,000 in 2014; $900,000 in 2018; $300,000 in 2019; $3.2 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $400,000 and was reflected on the Consolidated Balance Sheet at September 30, 2010. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, natural gas transportation agreements and other agreements that guarantee the performance of other subsidiaries of the Company. At September 30, 2010, the fixed maximum amounts guaranteed under these letters of credit, aggregated $29.1 million. In 2010 and 2011, $19.7 million and $9.4 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at September 30, 2010.

WBI Holdings has an outstanding guarantee to Williston Basin. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At September 30, 2010, the fixed maximum amount guaranteed under this agreement aggregated $5.0 million and is scheduled to expire in 2011. In the event of Prairielands’ default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.3 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at September 30, 2010, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial and Knife River have issued guarantees to third parties related to the Company’s routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under its obligation in relation to the purchase of certain maintenance items, materials or lease obligations, Centennial or Knife River would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these maintenance items and materials were reflected on the Consolidated Balance Sheet at September 30, 2010.

In the normal course of business, Centennial has purchased surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of September 30, 2010, approximately $517 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

19.	Subsequent event
In October 2010, Fidelity signed an agreement to sell a 25 percent working interest in its approximately 88,000 net acres in the emerging Niobrara oil shale play in southeastern Wyoming. The transaction is expected to be completed in early December, when all conditions precedent to close the transaction are satisfied.

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

The key strategies for each of the Company’s business segments and certain related business challenges are summarized below. For a summary of the Company's business segments, see Note 14.

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

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational and environmental regulations. The ability of these segments to grow through acquisitions is subject to significant competition. In addition, the ability of both segments to grow service territory and customer base is affected by the economic environment of the markets served and competition from other energy providers and fuels. The construction of electric generating facilities and transmission lines may be subject to increasing cost and lead time, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas.

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

Challenges Challenges for this segment include: energy price volatility; natural gas basis differentials; regulatory requirements; recruitment and retention of a skilled workforce; and competition from other natural gas pipeline and energy services companies.

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

Challenges Volatility in natural gas and oil prices; ongoing environmental litigation and administrative proceedings; timely receipt of necessary permits and approvals; recruitment and retention of a skilled workforce; availability of drilling rigs, materials, auxiliary equipment and industry-related field services, and inflationary pressure on development and operating costs; and competition from other natural gas and oil companies are ongoing challenges for this segment.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Electric	$11.3	$10.1	$22.1	$18.5
Natural gas distribution	(10.1)	(9.3)	13.4	9.8
Construction services	6.0	7.3	9.0	22.9
Pipeline and energy services	(7.4)	10.6	10.9	27.9
Natural gas and oil production	18.7	24.4	65.0	(328.2)
Construction materials and contracting	40.3	47.5	25.8	47.8
Other	2.0	1.8	5.0	4.9
Earnings (loss) on common stock	$60.8	$92.4	$151.2	$(196.4)
Earnings (loss) per common share – basic	$.32	$.50	$.80	$(1.07)
Earnings (loss) per common share – diluted	$.32	$.50	$.80	$(1.07)
Return on average common equity for the 12 months ended			8.6%	(8.1)%

Three Months Ended September 30, 2010 and 2009 Consolidated earnings for the quarter ended September 30, 2010, decreased $31.6 million from the comparable prior period largely due to:

•	Higher operation and maintenance expense, primarily due to a natural gas gathering arbitration charge of $16.5 million (after tax) at the pipeline and energy services business
•
Lower liquid asphalt oil margins, as well as lower asphalt and ready-mixed concrete margins and volumes, partially offset by lower selling, general and administrative expense at the construction materials and contracting business

•
Lower average realized natural gas prices, increased depreciation, depletion and amortization expense, decreased natural gas production, as well as higher lease operating expenses, partially offset by higher average realized oil prices and increased oil production at the natural gas and oil production business

Nine Months Ended September 30, 2010 and 2009 Consolidated earnings for the nine months ended September 30, 2010, increased $347.6 million primarily due to:

•
Absence of the 2009 noncash write-down of natural gas and oil properties of $384.4 million (after tax), higher average realized oil prices and increased oil production, partially offset by lower average realized natural gas prices and decreased natural gas production at the natural gas and oil production business

Partially offsetting this increase were:

•
Lower liquid asphalt oil, ready-mixed concrete and asphalt margins and volumes, decreased construction margins, as well as lower aggregate volumes, partially offset by lower selling, general and administrative expense at the construction materials and contracting segment

•
Higher operation and maintenance expense, primarily due to a natural gas gathering arbitration charge of $16.5 million (after tax) and lower gathering volumes, partially offset by higher storage services revenue at the pipeline and energy services business

•
Lower construction workloads and margins in the Southwest and Central regions, partially offset by lower general and administrative expense and higher construction workloads and margins in the Mountain region at the construction services business

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Operating revenues	$60.0	$51.9	$155.3	$147.7
Operating expenses:
Fuel and purchased power	15.3	15.2	45.3	49.1
Operation and maintenance	15.7	13.8	47.0	45.3
Depreciation, depletion and amortization	7.6	6.1	19.5	18.2
Taxes, other than income	2.2	2.2	7.0	7.0
	40.8	37.3	118.8	119.6
Operating income	19.2	14.6	36.5	28.1
Earnings	$11.3	$10.1	$22.1	$18.5
Retail sales (million kWh)	692.0	655.0	2,057.0	1,975.2
Sales for resale (million kWh)	13.8	11.7	51.1	44.1
Average cost of fuel and purchased power per kWh	$.021	$.022	$.021	$.023

Three Months Ended September 30, 2010 and 2009 Electric earnings increased $1.2 million (11 percent) due to:

•	Higher electric retail sales margins, primarily due to implementation of higher rates in Wyoming, as well as higher interim rates in North Dakota
•	Higher retail sales volumes of 6 percent, primarily to commercial and residential customers

Partially offsetting these increases were:

•	Lower other income of $1.4 million (after tax), primarily allowance for funds used during construction related to electric generation projects, which were placed in service in 2010
•
Higher operation and maintenance expense of $1.1 million (after tax), primarily higher contract services due to storm damage; as well as expenses at Wygen III, which commenced operation in the second quarter of 2010

•	Increased depreciation, depletion and amortization expense of $900,000 (after tax), including the effects of higher property, plant and equipment balances
•	Higher net interest expense of $700,000 (after tax), resulting from lower capitalized interest and higher average borrowings

Nine Months Ended September 30, 2010 and 2009 Electric earnings increased $3.6 million (20 percent) due to increased electric retail sales margins and volumes, as previously discussed.

Partially offsetting these increases were:

•	Higher operation and maintenance expense of $1.0 million (after tax), primarily increased materials expense and higher contract services
•	Higher net interest expense of $900,000 (after tax), resulting from higher average borrowings

•	Increased depreciation, depletion and amortization expense of $700,000 (after tax), as previously discussed

Natural Gas Distribution
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Operating revenues	$94.3	$97.4	$603.5	$744.8
Operating expenses:
Purchased natural gas sold	50.1	55.6	394.3	529.0
Operation and maintenance	35.7	31.6	102.8	105.3
Depreciation, depletion and amortization	10.8	10.8	32.1	32.1
Taxes, other than income	7.5	7.3	34.5	41.5
	104.1	105.3	563.7	707.9
Operating income (loss)	(9.8)	(7.9)	39.8	36.9
Earnings (loss)	$(10.1)	$(9.3)	$13.4	$9.8
Volumes (MMdk):
Sales	7.9	7.5	61.6	65.2
Transportation	35.4	38.2	98.7	95.6
Total throughput	43.3	45.7	160.3	160.8
Degree days (% of normal)*
Montana-Dakota	69%	30%	97%	103%
Cascade	109%	80%	96%	105%
Intermountain	105%	103%	103%	104%
Average cost of natural gas, including transportation, per dk	$6.34	$7.39	$6.40	$8.11
*Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended September 30, 2010 and 2009 The natural gas distribution business experienced a seasonal loss of $10.1 million in the third quarter of 2010 compared to a loss of $9.3 million in the third quarter of 2009. The increase in the seasonal loss is due to:

•	Higher operation and maintenance expense of $1.1 million (after tax), largely associated with operational integration costs, partially offset by lower bad debt expense
•
Decreased retail sales margins, primarily due to weather normalization and conservation adjustments, partially offset by increased retail sales volumes, largely resulting from colder weather than last year in the Northwest

Partially offsetting these increases were higher nonregulated energy-related services of $500,000 (after tax).

Nine Months Ended September 30, 2010 and 2009 Earnings at the natural gas distribution business increased $3.6 million (36 percent) due to:

•	Lower operation and maintenance expense of $2.0 million (after tax), largely lower bad debt expense and benefit-related costs
•	Lower net interest expense, primarily due to lower average borrowings and higher capitalized interest

•	Increased transportation volumes of $1.0 million (after tax), primarily industrial customers
•	Higher other income of $900,000 (after tax), primarily allowance for funds used during construction
•	Higher nonregulated energy-related services of $800,000 (after tax)

Partially offsetting these increases were decreased retail sales volumes, largely resulting from warmer weather than last year in the Northwest.

Construction Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Operating revenues	$210.5	$186.4	$551.8	$651.9
Operating expenses:
Operation and maintenance	191.1	166.1	506.1	582.5
Depreciation, depletion and amortization	2.9	3.2	9.2	10.0
Taxes, other than income	5.8	5.2	18.4	21.1
	199.8	174.5	533.7	613.6
Operating income	10.7	11.9	18.1	38.3
Earnings	$6.0	$7.3	$9.0	$22.9

Three Months Ended September 30, 2010 and 2009 Construction services earnings decreased $1.3 million (18 percent) due to lower construction workloads and margins in the Southwest region.

Partially offsetting this decrease were:

•	Higher construction workloads and margins in the Western and Mountain regions
•	Lower general and administrative expense of $1.3 million (after tax), largely lower payroll-related costs and lower bad debt expense

Nine Months Ended September 30, 2010 and 2009 Construction services earnings decreased $13.9 million (60 percent) due to lower construction workloads and margins in the Southwest and Central regions.

Partially offsetting this decrease were:

•	Lower general and administrative expense of $7.8 million (after tax), as previously discussed
•	Higher construction workloads and margins in the Mountain region

Pipeline and Energy Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010		2009
	(Dollars in millions)
Operating revenues	$81.2	$68.7	$250.3		$221.8
Operating expenses:
Purchased natural gas sold	36.8	25.7	119.5		100.0
Operation and maintenance	44.2 *	14.0	77.2	*	42.8
Depreciation, depletion and amortization	6.5	6.6	19.4		18.8
Taxes, other than income	3.2	3.0	9.5		8.9
	90.7	49.3	225.6		170.5
Operating income (loss)	(9.5)	19.4	24.7		51.3
Earnings (loss)	$(7.4)	$10.6	$10.9		$27.9
Transportation volumes (MMdk)	33.6	41.2	108.4		122.2
Gathering volumes (MMdk)	19.3	22.7	57.7		71.3
Customer natural gas storage balance (MMdk):
Beginning balance**	64.2	41.6	61.5		30.6
Net injection	9.6	19.4	12.3		30.4
Ending balance	73.8	61.0	73.8		61.0
* Reflects a natural gas gathering arbitration charge of $26.6 million ($16.5 million after tax). ** As of the beginning of the applicable period.

Three Months Ended September 30, 2010 and 2009 Pipeline and energy services recognized a loss of $7.4 million compared to earnings of $10.6 million for the comparable prior period due to:

•	Higher operation and maintenance expense, primarily due to a natural gas gathering arbitration charge of $26.6 million ($16.5 million after tax), as discussed in Note 18 and higher legal-related costs
•	Decreased transportation volumes of $900,000 (after tax), largely volumes transported to storage
•	Lower gathering volumes of $900,000 (after tax)

Partially offsetting the earnings decrease was higher storage services revenue of $1.6 million (after tax), largely higher storage balances.

Nine Months Ended September 30, 2010 and 2009 Pipeline and energy services earnings decreased $17.0 million (61 percent) due to:

•
Higher operation and maintenance expense, largely resulting from a natural gas gathering arbitration charge of $26.6 million ($16.5 million after tax), as previously discussed, as well as the absence of the settlement of the natural gas storage litigation, which lowered expense last year

•	Lower gathering volumes of $3.5 million (after tax)

Partially offsetting these decreases was higher storage services revenue of $5.8 million (after tax), largely higher storage balances.

Natural Gas and Oil Production
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$54.9	$67.3	$167.7	$218.2
Oil	52.1	42.1	157.7	102.1
	107.0	109.4	325.4	320.3
Operating expenses:
Operation and maintenance:
Lease operating costs	19.4	16.3	51.5	54.2
Gathering and transportation	5.9	6.1	17.6	18.3
Other	7.5	7.9	24.9	29.0
Depreciation, depletion and amortization	34.1	29.1	96.4	101.9
Taxes, other than income:
Production and property taxes	8.1	8.1	26.6	21.2
Other	.2	.1	.7	.6
Write-down of natural gas and oil properties	—	—	—	620.0
	75.2	67.6	217.7	845.2
Operating income (loss)	31.8	41.8	107.7	(524.9)
Earnings (loss)	$18.7	$24.4	$65.0	$(328.2)
Production:
Natural gas (MMcf)	12,686	13,657	37,738	43,355
Oil (MBbls)	835	807	2,427	2,320
Total Production (MMcf equivalent)	17,696	18,502	52,298	57,277
Average realized prices (including hedges):
Natural gas (per Mcf)	$4.33	$4.93	$4.44	$5.03
Oil (per Bbl)	$62.41	$52.13	$65.00	$44.00
Average realized prices (excluding hedges):
Natural gas (per Mcf)	$3.38	$2.34	$3.74	$2.82
Oil (per Bbl)	$62.12	$55.00	$65.21	$45.42
Average depreciation, depletion and amortization rate, per equivalent Mcf	$1.84	$1.47	$1.75	$1.69
Production costs, including taxes, per net equivalent Mcf:
Lease operating costs	$1.10	$.88	$.98	$.95
Gathering and transportation	.33	.33	.34	.32
Production and property taxes	.46	.43	.51	.37
	$1.89	$1.64	$1.83	$1.64

Three Months Ended September 30, 2010 and 2009 Natural gas and oil production earnings decreased $5.7 million (23 percent) due to:

•	Lower average realized natural gas prices of 12 percent
•	Higher depreciation, depletion and amortization expense of $3.1 million (after tax), largely due to higher depletion rates
•
Decreased natural gas production of 7 percent, largely related to normal production declines at existing properties, partially offset by production from the Green River Basin properties, which were acquired in April of this year

•	Increased lease operating expenses of $2.0 million (after tax)

Partially offsetting these decreases were:

•	Higher average realized oil prices of 20 percent
•
Increased oil production of 3 percent, largely related to drilling activity in the Bakken area and the previously mentioned Green River Basin properties, partially offset by normal production declines at certain existing properties

Nine Months Ended September 30, 2010 and 2009 Natural gas and oil production earnings increased $393.2 million due to:

•	Absence of the 2009 noncash write-down of natural gas and oil properties of $384.4 million (after tax), as discussed in Note 5
•	Higher average realized oil prices of 48 percent
•	Increased oil production of 5 percent, as previously discussed
•	Lower depreciation, depletion and amortization expense of $3.5 million (after tax), primarily due to decreased combined production
•	Lower general and administrative expense of $2.5 million (after tax)
•	Decreased lease operating expenses of $1.7 million (after tax)

Partially offsetting these increases were:

•	Lower average natural gas prices of 12 percent
•	Decreased natural gas production of 13 percent, as previously discussed
•	Higher production taxes of $3.4 million (after tax), largely resulting from higher natural gas and oil prices excluding hedges

Construction Materials and Contracting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenues	$612.7	$622.0	$1,124.1	$1,194.9
Operating expenses:
Operation and maintenance	513.4	506.6	976.4	1,004.6
Depreciation, depletion and amortization	22.5	23.4	67.2	71.2
Taxes, other than income	10.1	11.5	26.6	28.8
	546.0	541.5	1,070.2	1,104.6
Operating income	66.7	80.5	53.9	90.3
Earnings	$40.3	$47.5	$25.8	$47.8
Sales (000's):
Aggregates (tons)	8,741	9,345	17,965	19,016
Asphalt (tons)	3,343	3,443	5,076	5,161
Ready-mixed concrete (cubic yards)	919	1,021	2,137	2,322

Three Months Ended September 30, 2010 and 2009 Earnings at the construction materials and contracting business decreased $7.2 million (15 percent) due to lower liquid asphalt oil margins, as well as lower asphalt and ready-mixed concrete margins and volumes, which reflects the effects of the economic downturn and competition.

Partially offsetting the decreases was lower selling, general and administrative expense of $3.0 million (after tax).

Nine Months Ended September 30, 2010 and 2009 Construction materials and contracting earnings decreased $22.0 million (46 percent) due to lower liquid asphalt oil, ready-mixed concrete and asphalt margins and volumes, decreased construction margins, as well as lower aggregate volumes, which reflects the effects of the economic downturn and competition.

Partially offsetting the decreases was lower selling, general and administrative expense of $4.2 million (after tax).

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company’s other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Other:
Operating revenues	$2.3	$2.7	$6.8	$8.1
Operation and maintenance	1.9	2.3	5.6	7.5
Depreciation, depletion and amortization	.4	.3	1.2	1.0
Taxes, other than income	.1	.1	.1	.2
Intersegment transactions:
Operating revenues	$42.1	$30.6	$150.1	$129.5
Purchased natural gas sold	35.7	23.7	131.4	108.5
Operation and maintenance	6.4	6.9	18.7	21.0

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

MDU Resources Group, Inc.
•
Earnings per common share for 2010, diluted, are projected in the range of $1.10 to $1.25, excluding the third quarter $16.5 million after-tax arbitration charge and a potential gain on the sale of the Brazilian Transmission Lines, which is expected to be completed this year. (Including the arbitration charge and the potential gain on the pending Brazilian Transmission Lines sale, guidance for 2010 is also $1.10 to $1.25 per common share.)

•	Although near term market conditions are uncertain, the Company’s long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

•	The Company continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Electric and natural gas distribution
•
The Company continues to realize efficiencies and enhanced service levels through its efforts to standardize operations, share services and consolidate back-office functions among its four utility companies.

•	In April 2010, the Company filed an application with the NDPSC for an electric rate increase, as discussed in Note 17.

•	In August 2010, the Company filed an application with the MTPSC for an electric rate increase, as discussed in Note 17.

•
The Company is developing a landfill methane gas recovery project in Billings, Montana to supplement the Company’s gas supply portfolio. The project is expected to begin production in December of 2010, and upon total phase-in to recover up to 2,500 dk per day.

•
The Company is analyzing potential projects for accommodating load growth and replacing purchased power contracts with company-owned generation. The Company is reviewing the construction of natural gas-fired combustion and wind generation.

•
The Company is pursuing opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted towards delivery of renewable energy from the wind rich regions that lie within its traditional electric service territory to major metropolitan areas. The Company has signed a contract to develop a 30-mile high-voltage power line in southeast North Dakota to move power to the electric grid from a proposed 150-MW wind farm being built by enXco for Xcel Energy. The project will total approximately $20 million and will include substation upgrades. Pending regulatory approval, construction is expected to begin in 2011. Customers will not bear any of the costs associated with the project as costs will be recovered through an approved interconnect tariff.

•
The South Dakota Board of Minerals and Environment has approved rules implementing the South Dakota Regional Haze Program that will require the Big Stone Station to install and operate a best available retrofit technology (BART) air quality control system to reduce emissions of particulate matter, sulfur dioxide, and nitrogen oxides as early as January 2016. The Company’s share of the cost of this air quality control system will likely exceed $100 million. The Company will assess alternative responses to the rules including installation of the pollution control equipment, retirement of the plant, and repowering it with other fuels. The Company intends to seek recovery of costs related to the above matter in electric rates charged to customers.

Construction services
•
Work backlog as of September 30, 2010, was approximately $317 million, $53 million higher than the September 30, 2009, backlog of $264 million. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, industrial and institutional projects.

•	The Company anticipates margins in 2010 to be lower than 2009 levels.

•
The Company is pursuing expansion in high-voltage transmission and substation construction, renewable resource construction and military installation services. In late 2009, the Company was awarded the engineering, procurement and construction contract to build the 214-mile Montana

Alberta Tie Line between Lethbridge, Alberta and Great Falls, Montana. In late June 2010, the Company received a notice to proceed with construction on the project.

•
The Company continues to focus on costs and efficiencies to enhance margins. Selling, general and administrative expenses are down 30 percent for the trailing 12 months through September 30, 2010, compared to the annual expenses in 2008, the peak earnings year for this segment.

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

•
The Company has three natural gas storage fields including the largest storage field in North America located near Baker, Montana. The Company continues to see strong interest in its storage services and is pursuing a project to increase its firm deliverability from the Baker Storage field by 125,000 Mcf per day and related transportation capacity. The Company has received commitment on approximately 30 percent of the total potential project and is moving forward on that phase with a projected in-service date of November 2011, subject to regulatory approval.

Natural gas and oil production
•
The Company expects to spend approximately $365 million in capital expenditures in 2010, excluding property sales. This is approximately double the level of capital invested in 2009 and reflects further exploitation of existing properties, leasehold acquisitions in the Bakken and Niobrara oil shale plays and the acquisition of producing natural gas properties located in the Green River Basin. The capital expenditures forecasted reflect a shift from certain natural gas development activities to oil shale leasehold acquisitions, which will affect short-term production growth.

•
In 2010, the Company acquired more than 50,000 net exploratory acres in the North Dakota Bakken area, bringing its total acreage position in this oil play to more than 67,000 net acres. The newly acquired acreage, the Heart River project, is located in Stark County. Plans include drilling three exploratory wells this year to evaluate this acreage targeting the Three Forks formation. Initial lease terms extend up to five years and include renewal options available to the Company.

•
Also in 2010, the Company acquired approximately 88,000 net exploratory acres in the emerging Niobrara oil play in Laramie and Goshen Counties in southeastern Wyoming. In October 2010, an agreement was signed to sell a 25 percent working interest in this acreage, reducing the Company’s portfolio risk and capital requirements, bringing its acreage position to approximately 66,000 net acres. The Company plans to begin drilling exploratory wells in the area in 2011. Lease terms are generally five years with most having five-year renewal options available to the Company.

•
On a combined basis for the Heart River project and Niobrara areas, a potential of over 175 total drill sites exist assuming 640-acre spacing. Although these areas are both emerging plays, early results by other producers in these areas appear promising.

•
Because of reduced capital spending in 2009 and the redirecting of forecasted 2010 capital expenditures, along with delays in obtaining well completion/frac services, the Company expects its 2010 combined natural gas and oil production to be approximately 6 percent below 2009 levels.

•	Earnings guidance reflects estimated natural gas prices for November and December as follows:

Index*	Price Per Mcf
Ventura	$3.50 to $4.00
NYMEX	$3.75 to $4.25
CIG	$3.25 to $3.75
* Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system.

•	Earnings guidance reflects estimated NYMEX crude oil prices for November and December in the range of $75 to $80 per barrel.

•
For the last three months of 2010, the Company has hedged approximately 50 percent to 55 percent of its estimated natural gas production and 40 percent to 45 percent of its estimated oil production. For 2011, the Company has hedged 15 percent to 20 percent of its estimated natural gas production and 45 percent to 50 percent of its estimated oil production. For 2012, the Company has hedged 5 percent to 10 percent of its estimated natural gas production and 15 percent to 20 percent of its estimated oil production. The hedges that are in place as of October 27, 2010, are summarized in the following chart:

•
Commodity	Type	Index	Period Outstanding	Forward Notional Volume (MMBtu/Bbl)	Price (Per MMBtu/Bbl)
Natural Gas	Swap	HSC	10/10 - 12/10	404,800	$8.08
Natural Gas	Swap	NYMEX	10/10 - 12/10	920,000	$6.18
Natural Gas	Swap	NYMEX	10/10 - 12/10	460,000	$6.40
Natural Gas	Collar	NYMEX	10/10 - 12/10	460,000	$5.63-$6.00
Natural Gas	Swap	NYMEX	10/10 - 12/10	460,000	$5.855
Natural Gas	Swap	NYMEX	10/10 - 12/10	460,000	$6.045
Natural Gas	Swap	NYMEX	10/10 - 12/10	460,000	$6.045
Natural Gas	Swap	CIG	10/10 - 12/10	920,000	$5.03
Natural Gas	Swap	HSC	10/10	62,000	$5.57
Natural Gas	Swap	NYMEX	10/10	248,000	$5.645
Natural Gas	Swap	Ventura	10/10 - 12/10	460,000	$5.95
Natural Gas	Swap	NYMEX	10/10 - 12/10	1,012,000	$5.54
Natural Gas	Collar	NYMEX	10/10 - 3/11	910,000	$5.62-$6.50
Natural Gas	Swap	HSC	1/11 - 12/11	1,350,500	$8.00
Natural Gas	Swap	NYMEX	1/11 - 12/11	4,015,000	$6.1027
Natural Gas	Swap	NYMEX	1/11 - 12/11	3,650,000	$5.4975
Natural Gas	Swap	NYMEX	1/12 - 12/12	3,477,000	$6.27
Crude Oil	Collar	NYMEX	10/10 - 12/10	92,000	$60.00-$75.00
Crude Oil	Swap	NYMEX	10/10 - 12/10	92,000	$73.20
Crude Oil	Collar	NYMEX	10/10 - 12/10	92,000	$70.00-$86.00
Crude Oil	Swap	NYMEX	10/10 - 12/10	92,000	$83.05
Crude Oil	Collar	NYMEX	1/11 - 12/11	547,500	$80.00-$94.00
Crude Oil	Collar	NYMEX	1/11 - 12/11	365,000	$80.00-$89.00
Crude Oil	Collar	NYMEX	1/11 - 12/11	182,500	$77.00-$86.45
Crude Oil	Collar	NYMEX	1/11 - 12/11	182,500	$75.00-$88.00
Crude Oil	Swap	NYMEX	1/11 - 12/11	365,000	$81.35
Crude Oil	Swap	NYMEX	1/11 - 12/11	182,500	$85.85
Crude Oil	Collar	NYMEX	1/12 - 12/12	366,000	$80.00-$87.80
Crude Oil	Collar	NYMEX	1/12 - 12/12	366,000	$80.00-$94.50
Natural Gas	Basis Swap	Ventura	10/10 - 12/10	920,000	$0.25
Natural Gas	Basis Swap	Ventura	10/10 - 12/10	230,000	$0.245
Natural Gas	Basis Swap	Ventura	10/10 - 12/10	1,150,000	$0.25
Natural Gas	Basis Swap	Ventura	10/10 - 12/10	460,000	$0.225
Natural Gas	Basis Swap	Ventura	10/10 - 12/10	230,000	$0.23
Natural Gas	Basis Swap	Ventura	10/10 - 12/10	690,000	$0.23
Natural Gas	Basis Swap	CIG	10/10 - 12/10	1,012,000	$0.385
Natural Gas	Basis Swap	Ventura	1/11 - 3/11	450,000	$0.135
Natural Gas	Basis Swap	CIG	1/11 - 12/11	4,015,000	$0.395
Natural Gas	Basis Swap	Ventura	1/11 - 12/11	3,650,000	$0.15
Natural Gas	Basis Swap	CIG	1/12 - 12/12	2,745,000	$0.405
Natural Gas	Basis Swap	CIG	1/12 - 12/12	732,000	$0.41
Notes:
• Ventura is an index pricing point related to Northern Natural Gas Co.’s system; CIG is an index pricing point related to Colorado Interstate Gas Co.’s system; HSC is the Houston Ship Channel hub in southeast Texas which connects to several pipelines.
• For all basis swaps, Index prices are below NYMEX prices and are reported as a positive amount in the Price column.

Construction materials and contracting
•
Work backlog as of September 30, 2010, was approximately $464 million, with 94 percent of construction backlog being public work and private representing 6 percent. In the Company’s peak earnings year of 2006, private backlog represented 40 percent of construction backlog. Total backlog at September 30, 2009, was $494 million.

•	Examples of projects in work backlog include several highway paving projects, airports, bridge work, reclamation and an L.A. harbor deepening project.

•
Federal transportation stimulus of $7.9 billion was directed to states where the Company operates. Of that amount, 52 percent was spent as of early October 2010, with the majority of the remaining $3.8 billion to be spent during the remainder of 2010 and 2011.

•
The Company continues to pursue work related to energy projects, such as wind towers, transmission projects, geothermal and refineries. It is also pursuing opportunities for expansion of its existing business lines including initiatives aimed at capturing additional market share and expansion into new markets.

•
The Company has a strong emphasis on operational efficiencies and cost reduction. Selling, general and administrative expenses are down 34 percent for the trailing 12 months through September 30, 2010, compared to the annual expenses in 2006, the peak earnings year for this segment.

•	As a result of the economic downturn, the Company expects overall volumes and margins to be lower in 2010 compared to 2009, at which time liquid asphalt earnings were at record levels.

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

NEW ACCOUNTING STANDARDS
For information regarding new accounting standards, see Note 8, which is incorporated by reference.

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

LIQUIDITY AND CAPITAL COMMITMENTS
At September 30, 2010, the Company had cash and cash equivalents of $36.3 million and available capacity of $627.3 million under the outstanding credit facilities of the Company and its subsidiaries.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first nine months of 2010 decreased $257.7 million from the comparable period in 2009, largely due to higher working capital requirements of $242.8 million, including decreased cash provided from receivables largely at the construction services business; lower cash provided from net natural gas costs recoverable through rate adjustments at the natural gas distribution business; and increased cash used for income taxes.

Investing activities Cash flows used in investing activities in the first nine months of 2010 increased $96.2 million from the comparable period in 2009 due to an increase in acquisition-related capital expenditures of $100.1 million, largely due to the acquisition of natural gas properties located in the Green River Basin.

Financing activities Cash flows used in financing activities in the first nine months of 2010 decreased $205.9 million from the comparable period in 2009, largely due to lower repayment of short-term borrowings and long-term debt of $94.8 million and $245.2 million, respectively, offset in part by lower issuance of long-term debt of $87.2 million and lower issuance of common stock of $48.7 million.

Defined benefit pension plans
There were no material changes to the Company’s qualified noncontributory defined benefit pension plans from those reported in the 2009 Annual Report. For further information, see Note 16 and Part II, Item 7 in the 2009 Annual Report.

Capital expenditures
Net capital expenditures for the first nine months of 2010 were $438.6 million and are estimated to be approximately $555 million for 2010. Estimated capital expenditures include:

•	The acquisition of producing natural gas properties located in the Green River Basin in southwest Wyoming
•	System upgrades
•	Routine replacements
•	Service extensions
•	Routine equipment maintenance and replacements
•	Buildings, land and building improvements
•	Pipeline and gathering projects
•	Further development of existing properties, leasehold acquisitions and proceeds from leasehold sales at the natural gas and oil production segment
•	Power generation opportunities, including certain costs for additional electric generating capacity
•	Other growth opportunities

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed below, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2010. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 – Note 9, in the 2009 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at September 30, 2010:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
(Dollars in millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$125.0		$4.7	(b)	$—		6/21/11
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$1.9	(d)	12/28/12	(e)
Intermountain Gas Company	Revolving credit agreement		$65.0	(f)	$17.8		$—		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(g)	$400.0		$—	(b)	$25.8	(d)	12/13/12
Williston Basin Interstate Pipeline Company	Uncommitted long-term private shelf agreement		$125.0		$87.5		$—		12/23/11	(h)

(a)
The $125 million commercial paper program is supported by a revolving credit agreement with various banks totaling $125 million (provisions allow for increased borrowings, at the option of the Company on stated conditions, up to a maximum of $150 million). There were no amounts outstanding under the credit agreement.

(b)	Amount outstanding under commercial paper program.
(c)	Certain provisions allow for increased borrowings, up to a maximum of $75 million.
(d)	The outstanding letters of credit, as discussed in Note 18, reduce amounts available under the credit agreement.
(e)	Provisions allow for an extension of up to two years upon consent of the banks.
(f)	Certain provisions allow for increased borrowings, up to a maximum of $80 million.
(g)
The $400 million commercial paper program is supported by a revolving credit agreement with various banks totaling $400 million (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $450 million). There were no amounts outstanding under the credit agreement.

(h)	Represents expiration of the ability to borrow additional funds under the agreement.

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

MDU Resources Group, Inc. The Company’s revolving credit agreement supports its commercial paper program. The commercial paper borrowings at September 30, 2010, are classified as short-term borrowings. The Company’s objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. Downgrades in the Company’s credit ratings have not limited, nor are currently expected to limit, the Company’s ability to access the capital markets. If the Company were to experience a further downgrade of its credit ratings, it may need to borrow under its credit agreement and may experience an increase in overall interest rates with respect to its cost of borrowings.

Prior to the maturity of the credit agreement, the Company expects that it will negotiate the extension or replacement of this agreement. If the Company is unable to successfully negotiate an extension of, or replacement for, the credit agreement, or if the fees on this facility become too expensive, which the Company does not currently anticipate, the Company would seek alternative funding.

The Company's coverage of fixed charges including preferred stock dividends was 4.0 times for the 12 months ended September 30, 2010. Due to the $384.4 million after-tax noncash write-down of natural gas and oil properties in the first quarter of 2009, earnings were insufficient by $228.7 million to cover fixed charges for the 12 months ended December 31, 2009. If the $384.4 million after-tax noncash write-down is excluded, the coverage of fixed charges including preferred stock dividends would have been 4.6 times for the 12 months ended December 31, 2009. Common stockholders' equity as a percent of total capitalization was 64 percent and 63 percent at September 30, 2010 and December 31, 2009, respectively. This ratio is calculated as the Company’s common stockholders’ equity, divided by the Company’s total capital. Total capital is the Company’s total debt, including short-term borrowings and long-term debt due within one year, plus stockholders’ equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

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

In September 2008, the Company entered into a Sales Agency Financing Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 5 million shares of the Company’s common stock. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement, which terminates on May 28, 2011. Proceeds from the sale of shares of common stock under the agreement have been and are expected to be used for corporate development purposes and other general corporate purposes. The Company did not issue any shares of stock in 2010 under the Sales Agency Financing Agreement. The Company had previously issued a total of approximately 3.2 million shares of stock under the Sales Agency Financing Agreement through September 30, 2010, resulting in total net proceeds of $63.1 million.

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

Intermountain Gas Company On August 11, 2010, Intermountain entered into a new revolving credit agreement. The credit agreement contains customary covenants and provisions, including covenants of Intermountain not to permit, as of the end of any fiscal quarter, the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent. Other covenants include limitations on the sale of certain assets and on the making of certain loans and investments.

Intermountain's credit agreement contains cross-default provisions. These provisions state that if (i) Intermountain fails to make any payment with respect to any indebtedness or guarantee in excess of $10 million, (ii) any other event occurs that would permit the holders of indebtedness or the beneficiaries of guarantees to become payable, or (iii) certain conditions result in an early termination date under any swap contract that is in excess of $10 million, then Intermountain shall be in default under the revolving credit agreement.

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

The Company’s contractual obligations relating to operating leases at September 30, 2010, increased $15.8 million or 13 percent from December 31, 2009. At September 30, 2010, the Company’s contractual obligations related to operating leases totaled $139.8 million. The scheduled commitment amounts (for the twelve months ended September 30, of each year listed) total $27.7 million in 2011; $21.8 million in 2012; $17.9 million in 2013; $11.6 million in 2014; $5.6 million in 2015; and $55.2 million thereafter.

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

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil and basis differentials on forecasted sales of natural gas and oil production. Cascade and Intermountain utilize derivative instruments to manage a portion of their regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas. For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2009 Annual Report, and Notes 9 and 12.

The following table summarizes derivative agreements entered into by Fidelity, Cascade and Intermountain as of September 30, 2010. These agreements call for Fidelity to receive fixed prices and pay variable prices, and for Cascade and Intermountain to receive variable prices and pay fixed prices.

(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per MMBtu/Bbl)	Forward Notional Volume (MMBtu/Bbl)	Fair Value
Fidelity
Natural gas swap agreements maturing in 2010	$5.94	5,867	$12,108
Natural gas swap agreements maturing in 2011	$6.14	9,016	$15,399
Natural gas swap agreement maturing in 2012	$6.27	3,477	$4,123
Natural gas basis swap agreements maturing in 2010	$.27	4,692	$(962)
Natural gas basis swap agreements maturing in 2011	$.27	8,115	$16
Natural gas basis swap agreements maturing in 2012	$.41	3,477	$136
Oil swap agreements maturing in 2010	$78.13	184	$(564)
Oil swap agreements maturing in 2011	$81.35	365	$(1,266)

Cascade
Natural gas swap agreements maturing in 2010	$8.24	1,644	$(7,733)
Natural gas swap agreements maturing in 2011	$8.10	2,270	$(9,739)

Intermountain
Natural gas swap agreement maturing in 2010	$4.96	419	$(641)
Natural gas swap agreement maturing in 2011	$4.96	2,889	$(3,107)

	Weighted Average Floor/Ceiling Price (Per MMBtu/Bbl)	Forward Notional Volume (MMBtu/Bbl)	Fair Value
Fidelity
Natural gas collar agreements maturing in 2010	$5.63/$6.25	920	$1,566
Natural gas collar agreement maturing in 2011	$5.62/$6.50	450	$604
Oil collar agreements maturing in 2010	$65.00/$80.50	184	$(747)
Oil collar agreements maturing in 2011	$78.86/$90.64	1,278	$(557)
Oil collar agreements maturing in 2012	$80.00/$87.80	366	$(1,124)

Intermountain
Natural gas collar agreement maturing in 2011	$4.25/$4.92	963	$(352)

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2009 Annual Report. For more information, see Part II, Item 7A in the 2009 Annual Report.

At September 30, 2010 and 2009, and December 31, 2009, the Company had no outstanding interest rate hedges.

Foreign currency risk
MDU Brasil’s equity method investments in the Brazilian Transmission Lines are exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For further information, see Part II, Item 8 – Note 4 in the 2009 Annual Report.

At September 30, 2010 and 2009, and December 31, 2009, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes in the Company’s risk factors from those reported in Part I, Item 1A – Risk Factors in the 2009 Annual Report other than the risk related to economic volatility; the risk related to environmental laws and regulations; the risk associated with electric generation operations that could be adversely impacted by global climate change initiatives to reduce GHG emissions; and the risk related to litigation and administrative proceedings in connection with CBNG development activities. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks
Economic volatility affects the Company's operations, as well as the demand for its products and services and the value of its investments and investment returns and, as a result, may have a negative impact on the Company's future revenues and cash flows.

The global demand for natural resources, interest rates, governmental budget constraints and the ongoing threat of terrorism can create volatility in the financial markets. The current economic slowdown has negatively affected the level of public and private expenditures on projects and the timing of these projects which, in turn, has negatively affected the demand for the Company’s products and services, primarily at the Company’s construction businesses. The level of demand for construction products and services will likely continue to be adversely impacted by the downturn in the industries the Company serves, as well as in the economy in general. State and federal budget issues may continue to negatively affect the funding available for infrastructure spending. This continued economic volatility could have a material adverse effect on the Company's results of operations, cash flows and asset values.

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

The Company is subject to extensive environmental laws and regulations affecting many aspects of its present and future operations including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, and delays as a result of ongoing litigation and administrative proceedings and compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to power plant emissions and natural gas and oil development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Public officials and entities, as well as private individuals and organizations, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation or administrative proceedings that may arise.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to the Company. These laws and regulations could require the Company to limit the use or output of certain facilities, restrict the use of certain fuels, require the installation of pollution control equipment or the initiation of pollution control technologies, remediate environmental contamination, remove or reduce environmental hazards, or prevent or limit the development of resources. Revised or additional laws and regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on the Company's results of operations and cash flows. For example, the EPA has issued draft regulations that outline several possible approaches for coal combustion residuals management under the RCRA. One approach, designating coal ash as a hazardous waste would significantly change and increase the costs of managing coal ash at five plants that supply electricity to customers of Montana-Dakota.

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

One of the Company's subsidiaries is and has been subject to numerous litigation and administrative proceedings in connection with its CBNG development. These proceedings have caused delays in CBNG drilling activity and resulted in more restrictive discharge limitations. There is the possibility that the Company will be the subject of similar future proceedings. The ultimate outcome of the actions could have a material negative effect on existing CBNG operations and/or the future development of its CBNG properties.

The BER in March 2006 issued a decision in a rulemaking proceeding, initiated by the NPRC, that amends the non-degradation policy applicable to water discharged in connection with CBNG operations. The amended policy includes additional limitations on factors deemed harmful, thereby restricting water discharges even further than under previous standards. Due in part to this amended policy, in May 2006, the Northern Cheyenne Tribe commenced litigation in Montana state court challenging two five-year water discharge permits that the Montana DEQ granted to Fidelity in February 2006 and which are critical to Fidelity's ability to manage water produced under present and future CBNG operations. Although the Montana state district court decided the case in favor of Fidelity, the Montana Supreme Court reversed the state district court’s decision on May 18, 2010, and ordered the Montana DEQ to reevaluate Fidelity’s permit applications under the appropriate predischarge treatment standards. On October 15, 2010, the Montana DEQ issued a final discharge permit to Fidelity, which will be effective for five years beginning November 14, 2010. The permit requires Fidelity to treat all discharges and reduces the amount of water Fidelity may discharge to 1,700 gallons per minute. The impact of this reduction is insignificant to Fidelity’s current production but may impact or limit Fidelity’s future drilling program. In an effort to minimize any such impacts, Fidelity is pursuing alternative methods to manage some of the water produced in conjunction with its CBNG development.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Mine Safety Information
The recently enacted Dodd-Frank Act requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Safety Act. The Dodd-Frank Act requires reporting of the following types of citations or orders:

1.	Citations issued under section 104(a) of the Mine Safety Act that could significantly and substantially contribute to the cause and effect of a coal or other mine safety hazard.
2.
Orders issued under section 104(b) of the Mine Safety Act. Orders are issued under this section when citations issued under section 104(a) have not been totally abated within the time period allowed by the citation or subsequent extensions.

3.
Citations issued under section 104(d) of the Mine Safety Act. Citations are issued under this section when it has been determined that the violation is caused by an unwarrantable failure of the mine operator to comply with the standard. An unwarrantable failure occurs when the mine operator is deemed to have engaged in aggravated conduct constituting more than ordinary negligence.

4.
Citations issued under Section 110(b)(2) of the Mine Safety Act for flagrant violations.  Violations are considered flagrant for repeat or reckless failures to make reasonable efforts to eliminate a known violation of a mandatory health and safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury.

5.
Imminent danger orders issued under Section 107(a) of the Mine Safety Act. An imminent danger is defined as the existence of any condition or practice in a coal or other mine which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.

6.
Notice received under Section 104(e) of the Mine Safety Act of a pattern of violations or the potential to have such a pattern of violations that could significantly and substantially contribute to the cause and effect of mine health and safety standards.

For the three months ended September 30, 2010, none of our operating subsidiaries received citations or orders under the following sections of the Mine Safety Act: 104(b), 104(d), 110(b)(2), 107(a) or 104(e). In addition, the Company did not have any mining related fatalities during the quarter. The Company has 114 contests pending before administrative law judges of the Federal Mine Safety and Health Review Commission that involve all types of citations. Five of these contests were initiated during the three months ended September 30, 2010.

The citations issued and proposed assessments levied under the Mine Safety Act for the three months ended September 30, 2010, were as follows:

Mine Location	Section 104(a) Citations Issued	Proposed Assessments Levied (Dollars)
Northern California	2	$—
Southern California	—	100
Montana	—	500
Wyoming	—	300
Idaho/Washington	3	—
Texas	—	1,889
Western Oregon	—	1,855
Central Oregon	—	100
Southern Oregon	—	525
Iowa	1	862
Northern Minnesota	2	1,000
North Dakota	—	300
Total	8	$7,431

The proposed assessments listed above could have arisen from citations issued in prior periods.

ITEM 6. EXHIBITS

See the index to exhibits immediately preceding the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE: November 3, 2010	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

	BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

3(a)	Restated Certificate of Incorporation of the Company, as amended, dated May 13, 2010

3(b)	Company Bylaws, as amended and restated, on August 12, 2010

+10(a)	Directors’ Compensation Policy, as amended August 12, 2010

+10(b)	Non-Employee Director Stock Compensation Plan, as amended August 12, 2010

+10(c)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 2, 2010

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from MDU Resources Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.