Form 10-Q
period 2011-09-30
MDU RESOURCES GROUP INC
filed 2011-11-04
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2011: 188,793,564 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2010 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2010
Alusa	Tecnica de Engenharia Electrica - Alusa
ASC	FASB Accounting Standards Codification
BART	Best available retrofit technology
Bbl	Barrel
Bicent	Bicent Power LLC
Big Stone Station	450-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Big Stone Station II	Formerly proposed coal-fired electric generating facility near Big Stone City, South Dakota (the Company had anticipated ownership of at least 116 MW)
Bitter Creek	Bitter Creek Pipelines, LLC, an indirect wholly owned subsidiary of WBI Holdings
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
ECTE
Company's equity method investment in Empresa Catarinense de Transmissão de Energia S.A. (10.01 percent ownership interest at September 30, 2011, 14.99 percent ownership interest sold in the fourth quarter of 2010)

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$212,848	$223,602	$964,866	$956,025
Construction services, natural gas and oil production, construction materials and contracting, and other	939,333	902,321	2,019,877	1,911,119
Total operating revenues	1,152,181	1,125,923	2,984,743	2,867,144
Operating expenses:
Fuel and purchased power	17,357	15,283	48,784	45,300
Purchased natural gas sold	50,102	51,243	396,326	382,376
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	69,475	95,367	207,465	226,788
Construction services, natural gas and oil production, construction materials and contracting, and other	767,519	732,998	1,663,927	1,563,640
Depreciation, depletion and amortization	88,897	84,841	256,861	245,066
Taxes, other than income	39,410	37,229	131,591	123,421
Total operating expenses	1,032,760	1,016,961	2,704,954	2,586,591

Operating income	119,421	108,962	279,789	280,553

Earnings from equity method investments	826	2,528	2,260	6,970

Other income	1,282	1,740	5,090	6,929

Interest expense	19,589	20,944	61,642	61,950

Income before income taxes	101,940	92,286	225,497	232,502

Income taxes	37,840	31,276	73,632	80,783

Income from continuing operations	64,100	61,010	151,865	151,719

Income (loss) from discontinued operations, net of tax (Note 9)	(126)	—	154	—

Net income	63,974	61,010	152,019	151,719

Dividends on preferred stocks	171	172	514	513

Earnings on common stock	$63,803	$60,838	$151,505	$151,206

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Earnings per common share -- basic:
Earnings before discontinued operations	$.34	$.32	$.80	$.80
Discontinued operations, net of tax	—	—	—	—
Earnings per common share -- basic	$.34	$.32	$.80	$.80

Earnings per common share -- diluted:
Earnings before discontinued operations	$.34	$.32	$.80	$.80
Discontinued operations, net of tax	—	—	—	—
Earnings per common share -- diluted	$.34	$.32	$.80	$.80

Dividends per common share	$.1625	$.1575	$.4875	$.4725

Weighted average common shares outstanding -- basic	188,794	188,170	188,753	188,088

Weighted average common shares outstanding -- diluted	188,797	188,338	188,760	188,268

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	September 30, 2010	December 31, 2010
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$118,702	$36,285	$222,074
Receivables, net	641,389	585,487	583,743
Inventories	269,569	261,680	252,897
Deferred income taxes	14,713	25,552	32,890
Commodity derivative instruments	38,794	26,803	15,123
Prepayments and other current assets	48,851	99,716	60,441
Total current assets	1,132,018	1,035,523	1,167,168
Investments	109,249	152,577	103,661
Property, plant and equipment	7,506,833	7,163,515	7,218,503
Less accumulated depreciation, depletion and amortization	3,307,433	3,056,127	3,103,323
Net property, plant and equipment	4,199,400	4,107,388	4,115,180
Deferred charges and other assets:
Goodwill	634,931	634,633	634,633
Other intangible assets, net	22,248	26,112	25,271
Other	262,107	260,722	257,636
Total deferred charges and other assets	919,286	921,467	917,540
Total assets	$6,359,953	$6,216,955	$6,303,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$4,700	$20,000
Long-term debt due within one year	76,600	73,417	72,797
Accounts payable	305,695	299,094	301,132
Taxes payable	77,190	46,928	56,186
Dividends payable	30,850	29,810	30,773
Accrued compensation	44,100	41,648	40,121
Commodity derivative instruments	3,028	25,803	24,428
Other accrued liabilities	226,986	205,777	222,639
Total current liabilities	764,449	727,177	768,076
Long-term debt	1,347,014	1,437,171	1,433,955
Deferred credits and other liabilities:
Deferred income taxes	746,946	672,155	672,269
Other liabilities	710,465	718,331	736,447
Total deferred credits and other liabilities	1,457,411	1,390,486	1,408,716
Commitments and contingencies
Stockholders' equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Shares issued -- $1.00 par value, 189,332,485 at September 30, 2011, 188,732,200 at September 30, 2010 and 188,901,379 at December 31, 2010	189,332	188,732	188,901
Other paid-in capital	1,034,411	1,022,469	1,026,349
Retained earnings	1,556,550	1,439,050	1,497,439
Accumulated other comprehensive income (loss)	(588)	496	(31,261)
Treasury stock at cost – 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,776,079	2,647,121	2,677,802
Total stockholders' equity	2,791,079	2,662,121	2,692,802
Total liabilities and stockholders' equity	$6,359,953	$6,216,955	$6,303,549

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities:
Net income	$152,019	$151,719
Income from discontinued operations, net of tax	154	—
Income from continuing operations	151,865	151,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	256,861	245,066
Earnings, net of distributions, from equity method investments	(314)	(2,502)
Deferred income taxes	79,985	71,322
Changes in current assets and liabilities, net of acquisitions:
Receivables	(57,829)	(57,074)
Inventories	(21,004)	(12,565)
Other current assets	2,976	(32,122)
Accounts payable	(8,037)	19,782
Other current liabilities	31,592	(147)
Other noncurrent changes	(23,908)	(11,959)
Net cash provided by continuing operations	412,187	371,520
Net cash used in discontinued operations	(572)	—
Net cash provided by operating activities	411,615	371,520

Investing activities:
Capital expenditures	(339,461)	(340,221)
Acquisitions, net of cash acquired	(157)	(106,548)
Net proceeds from sale or disposition of property	23,584	16,496
Investments	(9,768)	1,106
Net cash used in continuing operations	(325,802)	(429,167)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(325,802)	(429,167)

Financing activities:
Issuance of short-term borrowings	—	4,700
Repayment of short-term borrowings	(20,000)	(10,300)
Issuance of long-term debt	300	17,799
Repayment of long-term debt	(83,805)	(7,545)
Proceeds from issuance of common stock	5,744	2,735
Dividends paid	(92,473)	(89,347)
Excess tax benefit on stock-based compensation	1,248	721
Net cash used in continuing operations	(188,986)	(81,237)
Net cash provided by discontinued operations	—	—
Net cash used in financing activities	(188,986)	(81,237)
Effect of exchange rate changes on cash and cash equivalents	(199)	55
Decrease in cash and cash equivalents	(103,372)	(138,829)
Cash and cash equivalents -- beginning of year	222,074	175,114
Cash and cash equivalents -- end of period	$118,702	$36,285

The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2011 and 2010
(Unaudited)

1.	Basis of presentation

The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2010 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2010 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after September 30, 2011, up to the date of issuance of these consolidated interim financial statements.

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

3.	Accounts receivable and allowance for doubtful accounts

Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $27.9 million and $21.6 million as of September 30, 2011 and December 31, 2010, respectively.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts as of September 30, 2011 and 2010, and December 31, 2010, was $12.1 million, $15.9 million and $15.3 million, respectively.

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

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Aggregates held for resale	$80,868	$82,622	$79,894
Materials and supplies	64,988	62,273	57,324
Natural gas in storage (current)	39,629	40,133	34,557
Merchandise for resale	30,974	29,566	30,182
Asphalt oil	26,851	24,341	25,234
Other	26,259	22,745	25,706
Total	$269,569	$261,680	$252,897

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $47.2 million, $59.3 million, and $48.0 million at September 30, 2011 and 2010, and December 31, 2010, respectively.

5.	Earnings per common share

Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding stock options and performance share awards. For the three and nine months ended September 30, 2011 and 2010, there were no shares excluded from the calculation of diluted earnings per share. Common stock outstanding includes issued shares less shares held in treasury.

6.	Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Interest, net of amount capitalized	$63,669	$65,712
Income taxes paid (refunded), net	$(11,331)	$36,962

7.	New accounting standards

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

These disclosures are required for interim and annual reporting periods and were effective for the Company on January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which were effective on January 1, 2011. The guidance requires additional disclosures, but it will not impact the Company's results of operations, financial position or cash flows.

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

Presentation of Comprehensive Income In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders' equity. The guidance will allow the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company on January 1, 2012, and must be applied retrospectively. The Company is evaluating the effects of this guidance on disclosure, but it will not impact the Company's results of operations, financial position or cash flows.

Disclosures about an Employer's Participation in a Multiemployer Plan In September 2011, the FASB issued guidance on an employer's participation in multiemployer benefit plans. The guidance was issued to enhance the transparency of disclosures about the significant multiemployer plans in which employers participate, the level of the employer's participation in those plans, the financial health of the plans and the nature of the employer's commitments to the plans. This guidance is effective for the Company on December 31, 2011, and must be applied retrospectively. The guidance requires additional disclosures, but it will not impact the Company's results of operations, financial position or cash flows.

8.	Comprehensive income

Comprehensive income is the sum of net income as reported and other comprehensive income (loss). The Company's other comprehensive income (loss) resulted from gains (losses) on derivative instruments qualifying as hedges, foreign currency translation adjustments and gains on available-for-sale investments. For more information on derivative instruments, see Note 12.

Comprehensive income, and the components of other comprehensive income (loss) and related tax effects, were as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Net income	$63,974	$61,010
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain on derivative instruments arising during the period, net of tax of $19,481 and $2,177 in 2011 and 2010, respectively	32,547	3,628
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income, net of tax of $(320) and $3,209 in 2011 and 2010, respectively	(534)	5,348
Net unrealized gain (loss) on derivative instruments qualifying as hedges	33,081	(1,720)
Foreign currency translation adjustment, net of tax of $(905) and $1,730 in 2011 and 2010, respectively	(1,401)	2,679
	31,680	959
Comprehensive income	$95,654	$61,969

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net income	$152,019	$151,719
Other comprehensive income:
Net unrealized gain on derivative instruments qualifying as hedges:
Net unrealized gain on derivative instruments arising during the period, net of tax of $19,367 and $10,351 in 2011 and 2010, respectively	31,787	17,266
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income, net of tax of $45 and $(1,745) in 2011 and 2010, respectively	77	(2,797)
Net unrealized gain on derivative instruments qualifying as hedges	31,710	20,063
Foreign currency translation adjustment, net of tax of $(736) and $801 in 2011 and 2010, respectively	(1,140)	1,266
Net unrealized gains on available-for-sale investments, net of tax of $56 in 2011	103	—
	30,673	21,329
Comprehensive income	$182,692	$173,048

9.	Discontinued operations

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

Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at September 30, 2011, include ECTE.

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

In the fourth quarter of 2009, multiple sales agreements were signed with three separate parties for the Company to sell its ownership interests in the Brazilian Transmission Lines. In November 2010, the Company completed the sale of its entire ownership interest in ENTE and ERTE and 59.96 percent of its ownership interest in ECTE. One of the parties agreed to purchase the Company's remaining ownership interests in ECTE over a four-year period. Alusa, CEMIG and CELESC hold the remaining ownership interests in ECTE.

At September 30, 2011 and 2010, and December 31, 2010, the Company's equity method investments had total assets of $108.0 million, $390.4 million and $107.4 million, respectively, and long-term debt of $39.7 million, $152.6 million and $30.1 million, respectively. The Company's investment in its equity method investments was approximately $10.5 million, $64.4 million and $10.9 million, including undistributed earnings of $2.9 million, $11.6 million and $1.9 million, at September 30, 2011 and 2010, and December 31, 2010, respectively.

11.	Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance	Goodwill	Balance
	as of	Acquired	as of
Nine Months Ended	January 1,	During	September 30,
September 30, 2011	2011*	the Year**	2011*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Construction services	102,870	298	103,168
Pipeline and energy services	9,737	—	9,737
Natural gas and oil production	—	—	—
Construction materials and contracting	176,290	—	176,290
Other	—	—	—
Total	$634,633	$298	$634,931
  *Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Nine Months Ended September 30, 2010	Balance as of January 1, 2010*	Goodwill Acquired During the Year**	Balance as of September 30, 2010*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Construction services	100,127	2,743	102,870
Pipeline and energy services	7,857	1,880	9,737
Natural gas and oil production	—	—	—
Construction materials and contracting	175,743	547	176,290
Other	—	—	—
Total	$629,463	$5,170	$634,633
  *Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes purchase price adjustments that were not material related to acquisitions in a prior period.

	Balance	Goodwill	Balance
	as of	Acquired	as of
Year Ended	January 1,	During the	December 31,
December 31, 2010	2010*	Year**	2010*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Construction services	100,127	2,743	102,870
Pipeline and energy services	7,857	1,880	9,737
Natural gas and oil production	—	—	—
Construction materials and contracting	175,743	547	176,290
Other	—	—	—
Total	$629,463	$5,170	$634,633
  *Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes purchase price adjustments that were not material related to acquisitions in a prior period.

Other amortizable intangible assets were as follows:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Customer relationships	$21,702	$24,942	$24,942
Accumulated amortization	(9,896)	(11,273)	(11,625)
	11,806	13,669	13,317
Noncompete agreements	7,685	9,405	9,405
Accumulated amortization	(5,222)	(6,231)	(6,425)
	2,463	3,174	2,980
Other	12,901	13,217	13,217
Accumulated amortization	(4,922)	(3,948)	(4,243)
	7,979	9,269	8,974
Total	$22,248	$26,112	$25,271

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2011, was $1.1 million and $3.0 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2010, was $1.3 million and $3.4 million, respectively. Estimated amortization expense for amortizable intangible assets is $4.0 million in 2011, $3.9 million in 2012, $3.7 million in 2013, $3.4 million in 2014, $2.7 million in 2015 and $7.5 million thereafter.

12.	Derivative instruments

The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of September 30, 2011, the Company had no outstanding foreign currency hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2010 Annual Report.

Cascade and Intermountain

At September 30, 2011, Cascade held natural gas swap agreements, with total forward notional volumes of 676,000 MMBtu, which were not designated as hedges. Cascade utilizes, and Intermountain periodically utilizes, natural gas swap agreements to manage a portion of their regulated natural gas supply portfolios in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the IPUC, WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Periodic changes in the fair market value of the derivative instruments are recorded on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade and Intermountain will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three months ended September 30, 2011 and 2010, the change in the fair market value of the derivative instruments of $414,000 and $2.7 million, respectively, was recorded as an increase to regulatory assets. For the nine months ended September 30, 2011 and 2010, the change in the fair market value of the derivative instruments of $8.1 million and $6.3 million, respectively, was recorded as a decrease to regulatory assets.

Certain of Cascade's derivative instruments contain credit-risk-related contingent features that permit the counterparties to require collateralization if Cascade's derivative liability positions exceed certain dollar thresholds. The dollar thresholds in certain of Cascade's agreements are determined and may fluctuate based on Cascade's credit rating on its debt. In addition, Cascade's derivative instruments contain cross-default provisions that state if the entity fails to make payment with respect to certain of its indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of such entity's derivative instruments in liability positions. The aggregate fair value of Cascade's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2011, was $1.3 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on September 30, 2011, was $1.3 million.

Fidelity

At September 30, 2011, Fidelity held natural gas swap agreements with total forward notional volumes of 16.4 million MMBtu, natural gas basis swap agreements with total forward notional volumes of 8.2 million MMBtu, and oil swap, collar and put option agreements with total forward notional volumes of 3.1 million Bbl, all of which were designated as cash flow hedging instruments. At September 30, 2011, Fidelity held an oil call option agreement with total forward notional volumes of 92,000 Bbl, which did not qualify for hedge accounting. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil and basis differentials on its forecasted sales of natural gas and oil production.

As of September 30, 2011, the maximum term of the derivative instruments, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 27 months.

Centennial

At September 30, 2011, Centennial held interest rate swap agreements with a total notional amount of $60.0 million, which were designated as cash flow hedging instruments. Centennial entered into these interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. Centennial's interest rate swap agreements have mandatory termination dates ranging from October 2012 through June 2013.

Fidelity and Centennial

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

The amount of hedge ineffectiveness was immaterial for the three and nine months ended September 30, 2011, and 2010, and there were no components of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur. There were no such reclassifications into earnings as a result of the discontinuance of hedges. The gain on the derivative instrument that did not qualify for hedge accounting was reported in operating revenues on the Consolidated Statements of Income and was $157,000 (before tax) and $336,000 (before tax) for the three and nine months ended September 30, 2011, respectively.

Gains and losses on the natural gas and oil derivative instruments are reclassified from accumulated other comprehensive income (loss) into operating revenues on the Consolidated Statements of Income at the date the natural gas and oil quantities are settled. The proceeds received for natural gas and oil production are generally based on market prices. Gains and losses on the interest rate derivatives are reclassified from accumulated other comprehensive income (loss) into interest expense on the Consolidated Statements of Income in the same period the hedged item affects earnings. For further information regarding the gains and losses on derivative instruments qualifying as cash flow hedges that were recognized in other comprehensive income (loss) and the gains and losses reclassified from accumulated other comprehensive income (loss) into earnings, see Note 8.

Based on September 30, 2011, fair values, over the next 12 months net gains of approximately $23.0 million (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in natural gas and oil market prices, as the hedged transactions affect earnings.

Certain of Fidelity's and Centennial's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates or Centennial fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's and Centennial's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2011, was $5.2 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on September 30, 2011, was $5.2 million.

The location and fair value of the Company's derivative instruments in the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2011	Fair Value at September 30, 2010	Fair Value at December 31, 2010
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$38,458	$26,803	$15,123
	Other assets – noncurrent	15,575	8,423	4,104
		54,033	35,226	19,227
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	336	—	—
Total asset derivatives		$54,369	$35,226	$19,227

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2011	Fair Value at September 30, 2010	Fair Value at December 31, 2010
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$1,723	$4,649	$15,069
	Other liabilities – noncurrent	157	1,845	6,483
Interest rate derivatives	Other liabilities – noncurrent	3,491	—	—
		5,371	6,494	21,552
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	1,305	21,154	9,359
	Other liabilities – noncurrent	—	418	—
		1,305	21,572	9,359
Total liability derivatives		$6,676	$28,066	$30,911

13.	Fair value measurements

The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $33.6 million, $35.9 million and $39.5 million, as of September 30, 2011 and 2010, and December 31, 2010, respectively, are classified as Investments on the Consolidated Balance Sheets. The fair value of these investments decreased $6.7 million (before tax) and $5.9 million (before tax) for the three and nine months ended September 30, 2011. The increase in the fair value of these investments for the three and nine months ended September 30, 2010, was $3.2 million (before tax) and $2.2 million (before tax), respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

The Company did not elect the fair value option for its remaining available-for-sale securities, which include auction rate securities, mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value and are classified as Investments on the Consolidated Balance Sheets. The Company's auction rate securities, which totaled $11.4 million at September 30, 2011 and 2010, and December 31, 2010, approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments. Unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities are recorded in accumulated other comprehensive income (loss) as discussed in Note 8.

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

	Fair Value Measurements at September 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
	(In thousands)
Assets:
Money market funds	$—	$56,194	$—	$56,194
Available-for-sale securities:
Insurance investment contract*	—	33,591	—	33,591
Auction rate securities	—	11,400	—	11,400
Mortgage-backed securities	—	8,570	—	8,570
U.S. Treasury securities	—	1,444	—	1,444
Commodity derivative instruments - current	—	38,794	—	38,794
Commodity derivative instruments - noncurrent	—	15,575	—	15,575
Total assets measured at fair value	$—	$165,568	$—	$165,568
Liabilities:
Commodity derivative instruments - current	$—	$3,028	$—	$3,028
Commodity derivative instruments - noncurrent	—	157	—	157
Interest rate derivative instruments - noncurrent	—	3,491	—	3,491
Total liabilities measured at fair value	$—	$6,676	$—	$6,676
*  The insurance investment contract invests approximately 34 percent in common stock of mid-cap companies, 33 percent in common stock of small-cap companies, 32 percent in common stock of large-cap companies and 1 percent in cash and cash equivalents.

	Fair Value Measurements at September 30, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
	(In thousands)
Assets:
Money market funds	$2,835	$—	$—	$2,835
Available-for-sale securities:
Fixed-income securities	—	11,400	—	11,400
Insurance contract*	—	35,902	—	35,902
Commodity derivative instruments - current	—	26,803	—	26,803
Commodity derivative instruments - noncurrent	—	8,423	—	8,423
Total assets measured at fair value	$2,835	$82,528	$—	$85,363
Liabilities:
Commodity derivative instruments - current	$—	$25,803	$—	$25,803
Commodity derivative instruments - noncurrent	—	2,263	—	2,263
Total liabilities measured at fair value	$—	$28,066	$—	$28,066
* Invested in mutual funds.

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(In thousands)
Assets:
Money market funds	$—	$166,620	$—	$166,620
Available-for-sale securities:
Fixed-income securities	—	11,400	—	11,400
Insurance investment contract*	—	39,541	—	39,541
Commodity derivative instruments - current	—	15,123	—	15,123
Commodity derivative instruments - noncurrent	—	4,104	—	4,104
Total assets measured at fair value	$—	$236,788	$—	$236,788
Liabilities:
Commodity derivative instruments - current	$—	$24,428	$—	$24,428
Commodity derivative instruments - noncurrent	—	6,483	—	6,483
Total liabilities measured at fair value	$—	$30,911	$—	$30,911
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

The estimated fair value of the Company's Level 2 interest rate derivative instruments is measured using quoted market prices or pricing models using prevailing market interest rates as of the measurement date. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three and nine months ended September 30, 2011, there were no transfers between Levels 1 and 2.

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only, and was based on quoted market prices of the same or similar issues. The estimated fair value of the Company's long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2011	$1,423,614	$1,568,942
Long-term debt at September 30, 2010	$1,510,588	$1,679,979
Long-term debt at December 31, 2010	$1,506,752	$1,621,184

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

Based on the ultimate outcome of the 2007 through 2009 tax years under examination, the Company's unrecognized tax benefits may increase or decrease within the next 12 months.

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

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2010 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended September 30, 2011	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$61,949	$—	$8,312
Natural gas distribution	92,440	—	(11,183)
Pipeline and energy services	58,459	10,591	5,221
	212,848	10,591	2,350
Construction services	222,822	3,344	5,044
Natural gas and oil production	96,803	23,956	22,497
Construction materials and contracting	619,134	—	33,103
Other	574	2,025	809
	939,333	29,325	61,453
Intersegment eliminations	—	(39,916)	—
Total	$1,152,181	$—	$63,803

Three Months Ended September 30, 2010	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$59,966	$—	$11,259
Natural gas distribution	94,336	—	(10,054)
Pipeline and energy services	69,300	11,940	(7,370)
	223,602	11,940	(6,165)
Construction services	210,362	137	5,990
Natural gas and oil production	79,276	27,739	18,717
Construction materials and contracting	612,654	—	40,257
Other	29	2,263	2,039
	902,321	30,139	67,003
Intersegment eliminations	—	(42,079)	—
Total	$1,125,923	$—	$60,838

Nine Months Ended September 30, 2011	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$169,780	$—	$21,642
Natural gas distribution	627,450	—	18,235
Pipeline and energy services	167,636	47,836	16,913
	964,866	47,836	56,790
Construction services	617,699	9,940	15,815
Natural gas and oil production	262,604	74,889	60,093
Construction materials and contracting	1,138,280	—	16,680
Other	1,294	6,614	2,127
	2,019,877	91,443	94,715
Intersegment eliminations	—	(139,279)	—
Total	$2,984,743	$—	$151,505

Nine Months Ended September 30, 2010	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$155,345	$—	$22,091
Natural gas distribution	603,499	—	13,362
Pipeline and energy services	197,181	53,168	10,963
	956,025	53,168	46,416
Construction services	551,608	170	9,041
Natural gas and oil production	235,342	90,066	64,963
Construction materials and contracting	1,124,086	—	25,779
Other	83	6,714	5,007
	1,911,119	96,950	104,790
Intersegment eliminations	—	(150,118)	—
Total	$2,867,144	$—	$151,206

The Other category recognized a loss of $126,000 and income of $154,000, from discontinued operations, net of tax, for the three and nine months ended September 30, 2011, respectively. Excluding the natural gas gathering arbitration charge of $16.5 million (after tax) in 2010, as discussed in Note 18, earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from construction services, natural gas and oil production, construction materials and contracting, and other are all from nonregulated operations.

16.	Employee benefit plans

The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

Three Months	Pension Benefits		Other Postretirement Benefits
Ended September 30,	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$35	$792	$361	$313
Interest cost	4,706	5,521	1,175	1,122
Expected return on assets	(5,679)	(6,373)	(1,263)	(1,261)
Amortization of prior service cost (credit)	(54)	42	(669)	(762)
Amortization of net actuarial loss	917	745	430	195
Amortization of net transition obligation	—	—	532	490
Net periodic benefit cost, including amount capitalized	(75)	727	566	97
Less amount capitalized	323	268	(41)	(1)
Net periodic benefit cost	$(398)	$459	$607	$98

Nine Months	Pension Benefits		Other Postretirement Benefits
Ended September 30,	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,689	$2,097	$1,083	$1,044
Interest cost	14,625	14,451	3,525	3,716
Expected return on assets	(17,106)	(17,057)	(3,789)	(4,230)
Amortization of prior service cost (credit)	33	111	(2,007)	(2,541)
Amortization of net actuarial loss	3,509	1,973	688	650
Amortization of net transition obligation	—	—	1,594	1,635
Curtailment loss	1,218	—	—	—
Net periodic benefit cost, including amount capitalized	3,968	1,575	1,094	274
Less amount capitalized	858	651	(136)	83
Net periodic benefit cost	$3,110	$924	$1,230	$191

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

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2011, was $2.0 million and $6.0 million, respectively. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2010, was $2.0 million and $5.8 million, respectively.

17.	Regulatory matters and revenues subject to refund

On May 20, 2011, Montana-Dakota filed an application with the NDPSC requesting advance determination of prudence that the addition of the air quality control system at the Big Stone Station, to comply with the Clean Air Act and the South Dakota Regional Haze Implementation Plan, is reasonable and prudent. A hearing is scheduled for November 29, 2011, and an order is expected in early 2012.

On July 7, 2011, Montana-Dakota filed for an advance determination of prudence with the NDPSC on the construction of an 88-MW simple cycle natural gas turbine and associated facilities projected to be in service in 2015. The turbine will be located on company owned property that is adjacent to Montana-Dakota's Heskett Generating Station near Mandan, North Dakota, and would be used to meet the capacity requirements of Montana-Dakota's integrated electric system service customers. The capacity will be a partial replacement for third party contract capacity expiring in 2015. Project cost is estimated to be $85.6 million. An order is expected in the first quarter of 2012.

In August 2010, Montana-Dakota filed an application with the MTPSC for an electric rate increase. Montana-Dakota requested a total increase of $5.5 million annually or approximately 13 percent above current rates. The requested increase included the investment in infrastructure upgrades, recovery of the investment in renewable generation, the costs associated with Big Stone Station II and the significant loss of wholesale sales margins. Montana-Dakota requested an interim increase of $3.1 million or approximately 7.4 percent. On February 8, 2011, the MTPSC approved an interim increase of $2.6 million or approximately 6.28 percent, effective with service rendered February 14, 2011. On May 9, 2011, Montana-Dakota and intervenors to the case filed a settlement agreement with the MTPSC at the interim increase level. The MTPSC held a hearing on the settlement on June 29, 2011, and approved the settlement agreement on July 26, 2011. Final rates were implemented effective with service rendered September 1, 2011.

On March 21, 2011, the WUTC filed a complaint against Cascade, alleging safety violations in the operations of its natural gas distribution system. For more information, see Note 18.

18.	Contingencies

The Company reserved $40.6 million and $45.3 million for potential liabilities related to litigation and environmental matters as of September 30, 2011 and December 31, 2010, respectively, which include amounts that may be reserved for matters discussed in Litigation and Environmental matters within this note.

Litigation

Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent, which provided a $10 million bank letter of credit to Centennial in support of the guarantee obligation, which letter of credit expired in November 2010. In February 2009, Centennial received a Notice and Demand from LPP under the guarantee agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM's alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association. The demand seeks compensatory damages of $149.7 million. LPP's notice of demand for arbitration also demanded performance of the guarantee by Centennial. In June 2010, CEM and Bicent made a demand on Centennial Resources for indemnification under the 2007 purchase and sale agreement for indemnifiable losses, including defense fees and costs arising from LPP's arbitration demand and related to Centennial Resources' ownership of CEM prior to its sale to Bicent. Centennial and Centennial Resources filed a complaint with the Supreme Court of the State of New York in November 2010, against CEM and Bicent seeking damages for breach of contract and other relief including specific performance of the 2007 purchase and sale agreement allowing for Centennial Resources'

participation in the arbitration proceeding and replacement of the letter of credit. On January 28, 2011, CEM and Bicent filed a motion to dismiss the complaint filed by Centennial and Centennial Resources. On July 6, 2011, the Supreme Court of the State of New York entered an order granting CEM's motion to dismiss the complaint against it for lack of jurisdiction. The Supreme Court of the State of New York also dismissed one of the claims against Bicent but denied Bicent's motion to dismiss the remaining claims against it including the claims for breach of contract damages and specific performance of the 2007 purchase and sale agreement. On September 19, 2011, Bicent filed an amended answer and counterclaim to the complaint of Centennial and Centennial Resources. The counterclaim seeks damages against Centennial Resources related to Bicent's costs of defending the LPP arbitration demand which Bicent alleges are in excess of $14.0 million. The arbitration hearing on LPP's claim was held in the third quarter of 2011. The Company believes the claims against Centennial and Centennial Resources are without merit and intends to vigorously defend against the claims.

Construction Materials In 2009, LTM provided pavement work under a subcontract for reconstruction at the Klamath Falls Airport owned by the City of Klamath Falls, Oregon. In October 2010, the City of Klamath Falls filed a complaint in Oregon Circuit Court against the project's general contractor alleging the work performed by LTM is defective. The general contractor tendered the defense and indemnity of the claim to LTM and its insurance carrier. On January 18, 2011, the general contractor served a third party complaint against LTM seeking indemnity and contribution for damages imposed on the general contractor. LTM filed a fourth-party complaint seeking contribution and indemnity for damages imposed on LTM against the project engineer firm which prepared the specifications for the airport runway. LTM's insurance carrier accepted defense of the complaint against the general contractor and the third party complaint against LTM subject to reservation of its rights under the applicable insurance policy. Damages, including removal and replacement of the paved runway, were estimated by the plaintiff in its complaint as $6.0 million to $11.0 million. The Oregon Circuit Court granted a motion by LTM to dismiss certain of the plaintiff's claims relating to approximately $5.0 million of damages but allowed the plaintiff to amend its complaint. In its amended complaint, the plaintiff asserts new claims with estimated damages of $21.9 million plus interest and attorney fees. LTM believes its work met the specifications of the subcontract and intends to vigorously defend against the claims.

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

In related matters, Noble Energy, Inc. made a written demand in December 2010, to Bitter Creek and SourceGas for arbitration under the gathering contract between Bitter Creek and SourceGas. Noble Energy, Inc. contends it is a third party beneficiary of the contract and alleged it is damaged by the increased operating pressures demanded by SourceGas on the natural gas gathering system. Bitter Creek filed a complaint in Colorado State District Court to enjoin arbitration by Noble Energy, Inc. On July 8, 2011, Bitter Creek and Noble Energy, Inc. entered into a settlement agreement to dismiss all claims between them without prejudice including withdrawal of Noble Energy, Inc.'s demand for arbitration. Omimex Canada, Ltd. filed a complaint against Bitter Creek in Montana District Court in July 2010 alleging Bitter Creek breached a separate gathering contract with Omimex Canada, Ltd. as a result of the increased operating pressures demanded by SourceGas on the same natural gas gathering system. Expert reports submitted by Omimex Canada, Ltd. contend its damages as a result of the increased operating pressures are $18.8 million to $22.6 million. The Company believes the claim asserted by Omimex Canada, Ltd. is without merit and intends to vigorously defend against the claim.

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

The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ is preparing a staff report which will recommend a cleanup alternative for the site. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent.

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In September 2011, the EPA issued notice of a proposal to add the site to the National Priorities List. Cascade has met with the EPA to discuss a possible settlement agreement and administrative order for performance of a remedial investigation and feasibility study of the site with the intent of reaching consensus on the scope and schedule for the remedial investigation and feasibility study. Cascade has reserved $6.4 million for remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

The third claim is for contamination at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. The notice indicates that current estimates to complete investigation and cleanup of the site exceed $8.0 million. Other PRPs have reached an agreed order and work plan with the Washington Department of Ecology for completion of a remedial investigation and feasibility study for the site. A report documenting the initial phase of the remedial investigation was completed in June 2011. There is currently not enough information available to estimate the potential liability to Cascade associated with this claim although Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, it converted the plant to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas.

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

WBI Holdings has guaranteed certain of Fidelity's natural gas and oil swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the natural gas and oil swap and collar agreements as the amount of the obligation is dependent upon natural gas and oil commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the natural gas and oil swap and collar agreements at September 30, 2011, expire in the years ranging from 2011 to 2012; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. There were no amounts outstanding by Fidelity at September 30, 2011. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At September 30, 2011, the fixed maximum amounts guaranteed under these agreements aggregated $86.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $1.6 million in 2011; $73.8 million in 2012; $1.3 million in 2013; $1.4 million in 2014; $100,000 in 2015; $100,000 in 2016; $800,000 in 2018; $300,000 in 2019; $2.6 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $1.0 million and was reflected on the Consolidated Balance Sheet at September 30, 2011. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, natural gas transportation agreements and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2011, the fixed maximum amounts guaranteed under these letters of credit, aggregated $27.4 million. In 2011 and 2012, $19.7 million and $7.7 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at September 30, 2011.

WBI Holdings has an outstanding guarantee to Williston Basin. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At September 30, 2011, the fixed maximum amount guaranteed under this agreement was $5.0 million and is scheduled to expire in 2014. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.3 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at September 30, 2011, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at September 30, 2011.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries, as well as an arbitration award. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of September 30, 2011, approximately $569 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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

Challenges Volatility in natural gas and oil prices; timely receipt of necessary permits and approvals; environmental and regulatory requirements; recruitment and retention of a skilled workforce; availability of drilling rigs, materials, auxiliary equipment and industry-related field services; inflationary pressure on development and operating costs; and competition from other natural gas and oil companies are ongoing challenges for this segment.

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

Challenges The economic downturn has adversely impacted operations, particularly in the private market. The current economic challenges have resulted in increased competition in certain construction markets and lower margins. Continued delays in the multiple year reauthorization of the federal highway bill and volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt, cement and steel, continue to be a concern. This business unit expects to continue cost containment efforts and a greater emphasis on industrial, energy and public works projects.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions, where applicable)
Electric	$8.3	$11.3	$21.7	$22.1
Natural gas distribution	(11.2)	(10.1)	18.2	13.4
Construction services	5.1	6.0	15.8	9.0
Pipeline and energy services	5.2	(7.4)	16.9	10.9
Natural gas and oil production	22.5	18.7	60.1	65.0
Construction materials and contracting	33.1	40.3	16.7	25.8
Other	.9	2.0	2.0	5.0
Earnings before discontinued operations	$63.9	$60.8	$151.4	$151.2
Income (loss) from discontinued operations, net of tax	(.1)	—	.1	—
Earnings on common stock	$63.8	$60.8	$151.5	$151.2
Earnings per common share – basic:
Earnings before discontinued operations	$.34	$.32	$.80	$.80
Discontinued operations, net of tax	—	—	—	—
Earnings per common share – basic	$.34	$.32	$.80	$.80
Earnings per common share – diluted:
Earnings before discontinued operations	$.34	$.32	$.80	$.80
Discontinued operations, net of tax	—	—	—	—
Earnings per common share – diluted	$.34	$.32	$.80	$.80
Return on average common equity for the 12 months ended			8.9%	8.6%

Three Months Ended September 30, 2011 and 2010 Consolidated earnings for the quarter ended September 30, 2011, increased $3.0 million from the comparable prior period largely due to:

•
Lower operation and maintenance expense, primarily related to the absence of a natural gas gathering arbitration charge of $16.5 million (after tax) in 2010 at the pipeline and energy services business

•
Higher average realized oil prices and increased oil production, partially offset by lower average realized natural gas prices, higher depreciation, depletion and amortization expense and decreased natural gas production at the natural gas and oil production business

Partially offsetting these increases were:

•	Lower liquid asphalt oil, asphalt and construction margins, as well as higher income taxes at the construction materials and contracting business
•	Higher operation and maintenance expense and higher income taxes at the electric business

Nine Months Ended September 30, 2011 and 2010 Consolidated earnings for the nine months ended September 30, 2011, increased $300,000 primarily due to:

•
Higher construction workloads and margins in the Western region, as well as higher equipment and electrical supply sales, partially offset by lower construction workloads and margins in the Mountain region at the construction services business

•
Lower operation and maintenance expense, primarily related to the absence of a natural gas gathering arbitration charge of $16.5 million (after tax) in 2010, partially offset by lower storage services revenue and decreased transportation volumes at the pipeline and energy services business

Partially offsetting these increases were lower ready-mixed concrete margins and volumes, lower other product line and liquid asphalt oil margins at the construction materials and contracting business.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions, where applicable)
Operating revenues	$61.9	$60.0	$169.8	$155.3
Operating expenses:
Fuel and purchased power	17.4	15.3	48.8	45.3
Operation and maintenance	18.1	15.7	52.4	47.0
Depreciation, depletion and amortization	8.1	7.6	24.2	19.5
Taxes, other than income	2.4	2.2	7.5	7.0
	46.0	40.8	132.9	118.8
Operating income	15.9	19.2	36.9	36.5
Earnings	$8.3	$11.3	$21.7	$22.1
Retail sales (million kWh)	718.8	692.0	2,128.1	2,057.0
Sales for resale (million kWh)	35.3	13.8	63.9	51.1
Average cost of fuel and purchased power per kWh	$.022	$.021	$.021	$.021

Three Months Ended September 30, 2011 and 2010 Electric earnings decreased $3.0 million (26 percent) due to:

•	Higher operation and maintenance expense of $1.6 million (after tax), primarily increased benefit-related costs
•	Higher income taxes of $500,000, primarily related to benefits
•	Lower other income of $300,000 (after tax), largely lower allowance for funds used during construction

•	Increased depreciation, depletion and amortization expense of $300,000 (after tax), including the effects of higher property, plant and equipment balances

Nine Months Ended September 30, 2011 and 2010 Electric earnings decreased $400,000 (2 percent) due to:

•	Higher operation and maintenance expense of $3.4 million (after tax), primarily increased benefit and payroll-related costs, as well as increased contract services
•	Increased depreciation, depletion and amortization expense of $2.9 million (after tax), as previously discussed
•	Lower other income of $2.2 million (after tax), largely lower allowance for funds used during construction related to electric generation projects, which were placed in service in 2010
•	Higher net interest expense of $1.5 million (after tax), including lower capitalized interest

Partially offsetting these decreases were:

•	Higher electric retail sales margins, primarily due to higher rates in North Dakota, Wyoming and Montana, as well as increased sales volumes
•
Lower income taxes of $3.0 million, including an income tax benefit of $1.2 million related to favorable resolution of certain income tax matters, higher production tax credits, as well as a reduction of income taxes associated with benefits

Natural Gas Distribution
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions, where applicable)
Operating revenues	$92.4	$94.3	$627.5	$603.5
Operating expenses:
Purchased natural gas sold	49.3	50.1	408.8	394.3
Operation and maintenance	34.8	35.7	102.5	102.8
Depreciation, depletion and amortization	11.1	10.8	33.4	32.1
Taxes, other than income	7.3	7.5	35.7	34.5
	102.5	104.1	580.4	563.7
Operating income (loss)	(10.1)	(9.8)	47.1	39.8
Earnings (loss)	$(11.2)	$(10.1)	$18.2	$13.4
Volumes (MMdk):
Sales	8.4	7.9	69.7	61.6
Transportation	28.0	35.4	87.7	98.7
Total throughput	36.4	43.3	157.4	160.3
Degree days (% of normal)*
Montana-Dakota	54%	69%	110%	97%
Cascade	78%	109%	104%	96%
Intermountain	39%	105%	110%	103%
Average cost of natural gas, including transportation, per dk	$5.85	$6.34	$5.87	$6.40
*Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended September 30, 2011 and 2010 The natural gas distribution business experienced a seasonal loss of $11.2 million in the third quarter of 2011 compared to a loss of $10.1 million in the third quarter of 2010. The increase in the seasonal loss is due to:

•	Higher regulated operation and maintenance expense of $800,000 (after tax), primarily higher benefit-related costs, partially offset by the absence of operational integration costs in 2010
•	Higher income taxes of $700,000, primarily related to benefits
•	Lower nonregulated energy-related services of $400,000 (after tax), largely related to the absence of pipeline project activity

Partially offsetting these decreases were increased retail sales margins, primarily due to weather normalization and conservation adjustments.

The previous table also reflects lower revenue and lower operation and maintenance expense related to pipeline project activity.

Nine Months Ended September 30, 2011 and 2010 Earnings at the natural gas distribution business increased $4.8 million (36 percent) due to:

•	Increased retail sales volumes, largely resulting from colder weather than last year
•	Lower income taxes of $1.3 million, primarily related to a reduction of income taxes associated with benefits

Partially offsetting the earnings increase were:

•	Higher regulated operation and maintenance expense of $2.7 million (after tax), as previously discussed
•	Increased depreciation, depletion and amortization expense of $800,000 (after tax), primarily resulting from higher property, plant and equipment balances
•	Lower nonregulated energy-related services of $800,000 (after tax), as previously discussed
•	Lower other income of $500,000 (after tax), primarily lower allowance for funds used during construction

The previous table also reflects lower revenue and lower operation and maintenance expense related to pipeline project activity.

Construction Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Operating revenues	$226.2	$210.5	$627.6	$551.8
Operating expenses:
Operation and maintenance	208.0	191.1	571.2	506.1
Depreciation, depletion and amortization	2.8	2.9	8.5	9.2
Taxes, other than income	5.8	5.8	19.0	18.4
	216.6	199.8	598.7	533.7
Operating income	9.6	10.7	28.9	18.1
Earnings	$5.1	$6.0	$15.8	$9.0

Three Months Ended September 30, 2011 and 2010 Construction services earnings decreased $900,000 (16 percent) due to lower construction workloads and margins in the Mountain region, as well as lower margins in the Central region. Partially offsetting the earnings decrease were higher equipment sales and rental margins, as well as higher construction workloads and margins in the Western region.

Nine Months Ended September 30, 2011 and 2010 Construction services earnings increased $6.8 million (75 percent) due to higher construction workloads and margins in the Western region, partially offset by lower construction workloads and margins in the Mountain region and lower margins in the Central region. Also contributing to the earnings increase were higher equipment and electrical supply sales.

Pipeline and Energy Services
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Operating revenues	$69.1	$81.2	$215.5	$250.3
Operating expenses:
Purchased natural gas sold	31.8	36.8	99.8	119.5
Operation and maintenance	16.6	44.2 *	52.8	77.2	*
Depreciation, depletion and amortization	6.4	6.5	19.3	19.4
Taxes, other than income	3.4	3.2	10.3	9.5
	58.2	90.7	182.2	225.6
Operating income (loss)	10.9	(9.5)	33.3	24.7
Earnings (loss)	$5.2	$(7.4)	$16.9	$10.9
Transportation volumes (MMdk)	29.4	33.6	82.5	108.4
Gathering volumes (MMdk)	16.4	19.3	50.8	57.7
Customer natural gas storage balance (MMdk):
Beginning of period	31.7	64.2	58.8	61.5
Net injection (withdrawal)	6.8	9.6	(20.3)	12.3
End of period	38.5	73.8	38.5	73.8
*Reflects a natural gas gathering arbitration charge of $26.6 million ($16.5 million after tax).

Three Months Ended September 30, 2011 and 2010 Pipeline and energy services earnings increased $12.6 million largely due to lower operation and maintenance expense, primarily related to the absence of the natural gas gathering arbitration charge of $26.6 million ($16.5 million after tax) in 2010.

Partially offsetting the earnings increase were:

•	Lower storage services revenue of $2.6 million (after tax), largely lower storage balances
•	Lower gathering volumes of $1.1 million (after tax)
•	Decreased transportation volumes of $800,000 (after tax), largely lower volumes transported to storage

Nine Months Ended September 30, 2011 and 2010 Pipeline and energy services earnings increased $6.0 million (54 percent) largely due to lower operation and maintenance expense, as previously discussed.

Partially offsetting the earnings increase were:

•	Lower storage services revenue of $4.7 million (after tax), as previously discussed
•	Decreased transportation volumes of $4.6 million (after tax), largely lower volumes transported to storage, as well as lower off-system transportation volumes
•	Lower gathering volumes of $2.7 million (after tax)

The previous table also reflects higher revenue and higher operation and maintenance expense related to energy-related service projects.

Natural Gas and Oil Production
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions, where applicable)
Operating revenues:
Natural gas	$45.9	$54.9	$135.6	$167.7
Oil	74.9	52.1	201.9	157.7
	120.8	107.0	337.5	325.4
Operating expenses:
Operation and maintenance:
Lease operating costs	19.4	19.4	55.8	51.5
Gathering and transportation	6.9	5.9	18.1	17.6
Other	9.8	7.5	27.3	24.9
Depreciation, depletion and amortization	38.5	34.1	106.0	96.4
Taxes, other than income:
Production and property taxes	10.0	8.1	30.5	26.6
Other	(.7)	.2	(.1)	.7
	83.9	75.2	237.6	217.7
Operating income	36.9	31.8	99.9	107.7
Earnings	$22.5	$18.7	$60.1	$65.0
Production:
Natural gas (MMcf)	11,656	12,686	34,667	37,738
Oil (MBbls)	944	835	2,567	2,427
Total Production (MMcfe)	17,321	17,696	50,071	52,298
Average realized prices (including hedges):
Natural gas (per Mcf)	$3.94	$4.33	$3.91	$4.44
Oil (per Bbl)	$79.28	$62.41	$78.64	$65.00
Average realized prices (excluding hedges):
Natural gas (per Mcf)	$3.44	$3.38	$3.44	$3.74
Oil (per Bbl)	$80.90	$62.12	$83.05	$65.21
Average depreciation, depletion and amortization rate, per equivalent Mcf	$2.12	$1.84	$2.02	$1.75
Production costs, including taxes, per equivalent Mcf:
Lease operating costs	$1.12	$1.10	$1.11	$.98
Gathering and transportation	.40	.33	.36	.34
Production and property taxes	.58	.46	.61	.51
	$2.10	$1.89	$2.08	$1.83

Three Months Ended September 30, 2011 and 2010 Natural gas and oil production earnings increased $3.8 million (20 percent) due to:

•	Higher average realized oil prices of 27 percent
•	Increased oil production of 13 percent, largely related to drilling activity from the South Texas properties, as well as in the Bakken area

Partially offsetting these increases were:

•	Lower average realized natural gas prices of 9 percent
•	Higher depreciation, depletion and amortization expense of $2.7 million (after tax), due to higher depletion rates
•	Decreased natural gas production of 8 percent, largely related to normal production declines at existing properties
•	Higher production and property taxes of $1.2 million (after tax), largely resulting from higher oil prices excluding hedges
•	Higher general and administrative expense of $900,000 (after tax), largely higher benefit and payroll-related costs

Nine Months Ended September 30, 2011 and 2010 Natural gas and oil production earnings decreased $4.9 million (7 percent) due to:

•	Lower average realized natural gas prices of 12 percent
•
Decreased natural gas production of 8 percent, largely related to normal production declines at certain properties, partially offset by production from the Green River Basin properties, as well as from the South Texas properties

•	Higher depreciation, depletion and amortization expense of $6.1 million (after tax), as previously discussed
•	Increased lease operating expenses of $2.7 million (after tax), including higher well maintenance costs
•	Higher production and property taxes of $2.4 million (after tax), as previously discussed
•	Higher general and administrative expense of $1.0 million (after tax), largely higher payroll-related costs

Partially offsetting these decreases were:

•	Higher average realized oil prices of 21 percent
•
Increased oil production of 6 percent, largely related to drilling activity in the Bakken area, as well as from the South Texas properties, partially offset by normal production declines at certain properties

Construction Materials and Contracting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Operating revenues	$619.1	$612.7	$1,138.2	$1,124.1
Operating expenses:
Operation and maintenance	530.7	513.4	1,011.8	976.4
Depreciation, depletion and amortization	21.6	22.5	64.2	67.2
Taxes, other than income	11.1	10.1	28.6	26.6
	563.4	546.0	1,104.6	1,070.2
Operating income	55.7	66.7	33.6	53.9
Earnings	$33.1	$40.3	$16.7	$25.8
Sales (000's):
Aggregates (tons)	9,196	8,741	18,502	17,965
Asphalt (tons)	3,462	3,343	5,469	5,076
Ready-mixed concrete (cubic yards)	986	919	2,081	2,137

Three Months Ended September 30, 2011 and 2010 Earnings at the construction materials and contracting business decreased $7.2 million (18 percent) due to:

•	Lower earnings of $4.6 million (after tax) resulting from lower liquid asphalt oil and asphalt margins, largely due to higher costs
•	Higher income taxes of $1.0 million, primarily due to a higher effective tax rate
•	Decreased construction margins of $700,000 (after tax)

Partially offsetting the decreases was lower interest expense, primarily due to lower average interest rates.

Results include the effects of the Minnesota state government shutdown in July 2011 and weather-related delays.

Nine Months Ended September 30, 2011 and 2010 Construction materials and contracting earnings decreased $9.1 million (35 percent) due to:

•	Lower earnings of $5.5 million (after tax), resulting from lower ready-mixed concrete margins and volumes and lower other product line margins
•	Lower earnings of $4.3 million (after tax) resulting from lower liquid asphalt oil margins, largely resulting from higher asphalt oil costs
•	Decreased construction margins of $2.1 million (after tax)
•	Lower gains of $1.3 million (after tax) from the sale of property, plant and equipment

Partially offsetting these items were:

•	Lower income taxes of $1.8 million, primarily related to an income tax benefit related to favorable resolution of certain income tax matters
•	Lower interest expense of $1.6 million (after tax), as previously discussed
•	Lower selling, general and administrative expense of $1.5 million (after tax), largely lower payroll-related costs

Results include the effects of the Minnesota state government shutdown in July 2011 and weather-related delays.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Other:
Operating revenues	$2.6	$2.3	$7.9	$6.8
Operation and maintenance	1.6	1.9	6.5	5.6
Depreciation, depletion and amortization	.4	.4	1.2	1.2
Taxes, other than income	.1	.1	.1	.1
Intersegment transactions:
Operating revenues	$39.9	$42.1	$139.3	$150.1
Purchased natural gas sold	31.0	35.7	112.3	131.4
Operation and maintenance	8.9	6.4	27.0	18.7

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

MDU Resources Group, Inc.
•	Earnings per common share for 2011, diluted, are projected in the range of $1.05 to $1.15.

•	Although near term market conditions are uncertain, the Company’s long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

•	The Company continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Electric and natural gas distribution
•	In August 2010, the Company filed an application with the MTPSC for an electric rate increase, as discussed in Note 17.

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

•	Currently the Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest.

•
The Company is pursuing opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted towards delivery of renewable energy from the wind rich regions that lie within its traditional electric service territory to major market areas. The Company has a contract to develop a 30-mile high-voltage power line in southeast North Dakota to move power to the electric grid from a proposed 150-MW wind farm. The proposed project totals approximately $20 million and includes substation upgrades. Construction is underway and the project is expected to be completed by mid 2012.

•
The South Dakota Board of Minerals and Environment has approved rules implementing the South Dakota Regional Haze Program that upon approval by the EPA will require the Big Stone Station to install and operate a BART air quality control system to reduce emissions of particulate matter, sulfur dioxide and nitrogen oxides as early as practicable, but not later than five years after EPA’s approval of the state program. The state program was submitted January 21, 2011. The Company’s share of the cost of this air quality control system could exceed $100 million. The Company believes continuing to operate Big Stone Station with the upgrade is the best option; however, it will continue to review alternatives. The Company intends to seek recovery of costs related to the above matter in electric rates charged to customers. On May 20, 2011, the Company filed for an advance determination of prudence with the NDPSC requesting advance determination that the air quality control system is reasonable and prudent, as discussed in Note 17.

Construction services
•
Work backlog as of September 30, 2011, was approximately $331 million, compared to $317 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	The Company anticipates margins in 2011 to be comparable to 2010 levels.

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

•
Installation of additional compression at the Charbonneau station was completed and placed into service in September 2011, providing additional firm capacity for producers in the Bakken production area. With some additional modifications, this project has the potential of adding a total of 27 MMcf of firm capacity.

•
Construction has begun on approximately 12 miles of high pressure transmission pipeline providing takeaway capacity from the Garden Creek processing facility being constructed in northwestern North Dakota. The pipeline project is expected to be completed before year-end 2011.

•
Preparations are underway for the construction of approximately 13 miles of high pressure transmission pipeline from the Stateline I and II processing facilities in northwestern North Dakota to deliver gas into the Northern Border Pipeline. The project is expected to be completed by mid 2012.

•
The Company has three natural gas storage fields including the largest storage field in North America located near Baker, Montana. It continues to seek interest in its storage services and is pursuing a project to increase its firm deliverability from the Baker Storage field by 125 MMcf per day. Commitment on approximately 30 percent of the total potential project has been received. The additional firm deliverability is expected to be available in November 2011.

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

•
For 2011, because of recent improved results in the Bakken and South Texas areas, the Company has increased its forecasted production and now expects a 4 percent to 7 percent increase in oil production offset by a 7 percent to 10 percent decrease in natural gas production. The projected decline in natural gas production is primarily the result of the deferral of certain gas development activity because of sustained low natural gas prices.

•
The Company has a total of 5 drilling rigs deployed on its acreage in the Bakken, Niobrara, South Texas and Big Horn areas. Expectations are to add another rig in the fourth quarter of 2011. By year-end 2012, the Company expects to have approximately 10 rigs deployed on its acreage.

•	Bakken – Mountrail County, North Dakota

o
The Company owns approximately 16,000 net acres of leaseholds targeting the middle Bakken and Three Forks formations. The drilling of 15 operated and participation in various non-operated wells is expected for this year with approximately $60 million of capital expenditures. Plans include drilling 17 wells or more annually in 2012 and 2013.

o	Over 50 future gross well sites have been identified. Estimated gross ultimate recovery per well is 250,000 to 500,000 Bbls.

•	Bakken – Stark County, North Dakota

o
The Company holds approximately 50,000 net exploratory leasehold acres, targeting the Three Forks formation. The Company has commenced drilling and expects to drill 3 operated wells on this acreage over the next several months and to participate in various non-operated wells with capital of approximately $30 million this year.

o	Based on well results, the Company plans to drill 6 or more wells annually beginning in 2012.

o	Based on 640-acre spacing, the acreage holds over 140 potential gross well sites. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

•	Bakken – Richland County, Montana

o	The Company holds approximately 20,000 net exploratory leasehold acres, targeting the Three Forks formation.

o	Approximately 100 potential gross well sites have been identified on this acreage. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

o	Expect to spud first appraisal well in early 2012.

•	Niobrara – southeastern Wyoming

o	The Company holds approximately 65,000 net exploratory leasehold acres in this emerging oil play. Appraisal well drilling has begun with a total of 4 wells planned during the next several months.

o	If successful, the Company plans to initiate a drilling program of approximately 8 wells annually starting in 2012.

o	The Company also expects to participate in various non-operated wells in the Niobrara.

o
Although this is an emerging exploratory play, the Company estimates it has as many as 200 potential future gross wells on this acreage based on 640-acre spacing. Estimated gross ultimate recovery rates per well are 200,000 to 300,000 Bbls.

•	Paradox Basin – Cane Creek Federal Unit, Utah

o	The Company holds approximately 75,000 net exploratory leasehold acres.

o	The Company expects to drill 2 wells in the next six months.

o	Potential future gross wells are estimated at 70. Estimated gross ultimate recovery rates per well are 250,000 to 500,000 Bbls.

•	Texas

o	The Company is targeting areas that have the potential for higher liquids content with approximately $50 million of capital planned for this year.

o	Plans are to drill approximately 12 wells in total this year in South Texas.

o	The Company has identified 50 future potential gross well sites. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

•	Other Opportunities

o	The Company holds approximately 80,000 net exploratory leasehold acres in the Heath Shale oil prospect in Montana. Plans include drilling 2 appraisal wells over the next six months.

o
The Company continues to pursue acquisitions of additional leaseholds. Approximately $50 million of capital has been allocated to leasehold acquisitions this year, focusing on expansion of existing positions and new opportunities.

•	Earnings guidance reflects estimated natural gas and oil prices for November and December as follows:

Index*	Price Per Mcf/Bbl
Natural gas:
NYMEX	$3.50 to $4.00
Ventura	$3.50 to $4.00
CIG	$3.25 to $3.75
Crude Oil:
NYMEX	$84.00 to $88.00
* Ventura is an index pricing point related to Northern Natural Gas Co.'s system; CIG is an index pricing point related to Colorado Interstate Gas Co.'s system.

•
For the last three months of 2011, the Company has hedged approximately 45 percent to 50 percent of its estimated natural gas production and 60 percent to 65 percent of its estimated oil production. For 2012, it has hedged 25 percent to 30 percent of its estimated natural gas production and 45 percent to 50 percent of its estimated oil production. The hedges that are in place as of October 31, 2011, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (MMBtu/Bbl)	Price (Per MMBtu/Bbl)
Natural Gas	Swap	HSC	10/11 - 12/11	340,400	$8.00
Natural Gas	Swap	NYMEX	10/11 - 12/11	1,012,000	$6.1027
Natural Gas	Swap	NYMEX	10/11 - 12/11	920,000	$5.4975
Natural Gas	Swap	NYMEX	10/11 - 12/11	920,000	$4.58
Natural Gas	Swap	NYMEX	10/11 - 12/11	920,000	$4.70
Natural Gas	Swap	NYMEX	10/11 - 12/11	920,000	$4.75
Natural Gas	Swap	NYMEX	10/11	310,000	$4.775
Natural Gas	Swap	Ventura	10/11	310,000	$4.365
Natural Gas	Swap	NYMEX	1/12 - 12/12	3,477,000	$6.27
Natural Gas	Swap	NYMEX	1/12 - 12/12	1,830,000	$5.005
Natural Gas	Swap	NYMEX	1/12 - 12/12	915,000	$5.005
Natural Gas	Swap	NYMEX	1/12 - 12/12	915,000	$5.0125
Natural Gas	Swap	Ventura	1/12 - 12/12	3,660,000	$4.87
Crude Oil	Collar	NYMEX	10/11 - 12/11	138,000	$80.00-$94.00
Crude Oil	Collar	NYMEX	10/11 - 12/11	92,000	$80.00-$89.00
Crude Oil	Collar	NYMEX	10/11 - 12/11	46,000	$77.00-$86.45
Crude Oil	Collar	NYMEX	10/11 - 12/11	46,000	$75.00-$88.00
Crude Oil	Swap	NYMEX	10/11 - 12/11	92,000	$81.35
Crude Oil	Swap	NYMEX	10/11 - 12/11	46,000	$85.85
Crude Oil	Put Option	NYMEX	10/11 - 12/11	92,000	$80.00*
Crude Oil	Call Option	NYMEX	10/11 - 12/11	92,000	$103.00*
Crude Oil	Collar	NYMEX	1/12 - 12/12	366,000	$80.00-$87.80
Crude Oil	Collar	NYMEX	1/12 - 12/12	366,000	$80.00-$94.50
Crude Oil	Collar	NYMEX	1/12 - 12/12	366,000	$80.00-$98.36
Crude Oil	Collar	NYMEX	1/12 - 12/12	183,000	$85.00-$102.75
Crude Oil	Collar	NYMEX	1/12 - 12/12	183,000	$85.00-$103.00
Crude Oil	Swap	NYMEX	1/12 - 12/12	183,000	$100.10
Crude Oil	Swap	NYMEX	1/12 - 12/12	183,000	$100.00
Crude Oil	Swap	NYMEX	1/12 - 12/12	366,000	$110.30
Crude Oil	Collar	NYMEX	1/13 - 12/13	182,500	$95.00-$117.00
Crude Oil	Collar	NYMEX	1/13 - 12/13	182,500	$95.00-$117.00
Natural Gas	Basis Swap	CIG	10/11 - 12/11	1,012,000	$0.395
Natural Gas	Basis Swap	Ventura	10/11 - 12/11	920,000	$0.15
Natural Gas	Basis Swap	Ventura	10/11 - 12/11	460,000	$0.15
Natural Gas	Basis Swap	Ventura	10/11 - 12/11	230,000	$0.16
Natural Gas	Basis Swap	Ventura	10/11 - 12/11	920,000	$0.16
Natural Gas	Basis Swap	Ventura	10/11 - 12/11	1,150,000	$0.155
Natural Gas	Basis Swap	CIG	1/12 - 12/12	2,745,000	$0.405
Natural Gas	Basis Swap	CIG	1/12 - 12/12	732,000	$0.41
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

Construction materials and contracting
•
Work backlog as of September 30, 2011, was approximately $448 million, with 91 percent of construction backlog being public work and private representing 9 percent. In the Company’s peak earnings year of 2006, private backlog represented 40 percent of construction backlog. Backlog a year ago was $464 million. Examples of projects in work backlog include several highway paving projects, airports, bridge work, reclamation and harbor expansion projects.

•
The Company is part of a joint venture that was selected as the low bidder on the Port of Long Beach expansion. Its share of the project for this phase is expected to exceed $25 million. The Company has green fielded an operation in Williston, North Dakota and was awarded a $33 million highway project in the Bakken area of North Dakota. It also expects to place a new asphalt oil terminal into service by year-end 2011 in Wyoming. The Company is the primary cement provider in Hawaii and has the opportunity to supply a portion of the ready-mixed concrete and aggregate related to a multi-phased light rail project.

•	Overall 2011 volumes are expected to be comparable to 2010.

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

•
Of the nine labor contracts that Knife River was negotiating, as reported in Items 1 and 2 – Business and Properties – General in the 2010 Annual Report, seven have been ratified. The two remaining contracts are still in negotiations.

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

LIQUIDITY AND CAPITAL COMMITMENTS
At September 30, 2011, the Company had cash and cash equivalents of $118.7 million and available capacity of $621.7 million under the outstanding credit facilities of the Company and its subsidiaries.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first nine months of 2011 increased $40.1 million from the comparable period in 2010. The increase was largely due to lower working capital requirements of $29.8 million, largely at the electric and natural gas distribution businesses. In addition, excluding working capital, the Company experienced higher cash flows from operating activities, primarily at the natural gas and oil production business.

Investing activities Cash flows used in investing activities in the first nine months of 2011 decreased $103.4 million from the comparable period in 2010. The decrease was largely due to lower cash used for acquisitions of $106.4 million, primarily at the natural gas and oil production business.

Financing activities Cash flows used in financing activities in the first nine months of 2011 increased $107.7 million from the comparable period in 2010 largely resulting from higher repayment of long-term debt and short-term borrowings, as well as lower issuance of long-term debt.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2010 Annual Report. For further information, see Note 16 and Part II, Item 7 in the 2010 Annual Report.

Capital expenditures
Net capital expenditures for the first nine months of 2011 were $323.0 million and are estimated to be approximately $515 million for 2011. Estimated capital expenditures include:

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2011. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 – Note 9, in the 2010 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at September 30, 2011:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
(Dollars in millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$100.0		$—	(b)	$—		5/26/15
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$1.9	(d)	12/28/12	(e)
Intermountain Gas Company	Revolving credit agreement		$65.0	(f)	$4.0		$—		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(g)	$400.0		$—	(b)	$24.9	(d)	12/13/12
Williston Basin Interstate Pipeline Company	Uncommitted long-term private shelf agreement		$125.0		$87.5		$—		12/23/11	(h)

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

MDU Resources Group, Inc. On May 26, 2011, the Company entered into a new revolving credit agreement, which replaced the revolving credit agreement that expired on June 21, 2011. The credit agreement contains customary covenants and provisions, including covenants of the Company not to permit, as of the end of any fiscal quarter, (A) the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent or (B) the ratio of funded debt to capitalization (determined with respect to the Company alone, excluding its subsidiaries) to be greater than 65 percent. Other covenants include limitations on the sale of certain assets and on the making of certain loans and investments. The credit agreement does not contain any cross-default provisions.

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

The Company's coverage of fixed charges including preferred stock dividends was 4.1 times for the 12 months ended September 30, 2011 and December 31, 2010.

Common stockholders' equity as a percent of total capitalization was 66 percent and 64 percent at September 30, 2011 and December 31, 2010, respectively. This ratio is calculated as the Company's common stockholders' equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus stockholders' equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell all or a portion of such securities if warranted by market conditions and the Company's capital requirements. Any offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder. The Company's board of directors currently has authorized the issuance and sale of up to an aggregate of $1.0 billion worth of such securities. The Company's board of directors reviews this authorization on a periodic basis and the aggregate amount of securities authorized may be increased in the future.

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

The following table summarizes derivative agreements entered into by Fidelity and Cascade as of September 30, 2011. These agreements call for Fidelity to receive fixed prices and pay variable prices and for Cascade to receive variable prices and pay fixed prices.

	(Forward notional volume and fair value in thousands)

		Weighted Average Fixed Price (Per MMBtu/Bbl)	Forward Notional Volume (MMBtu/Bbl)	Fair Value
Fidelity
Natural gas swap agreements maturing in 2011		$5.25	5,652	$8,266
Natural gas swap agreements maturing in 2012		$5.37	10,797	$12,052
Natural gas basis swap agreements maturing in 2011		$.21	4,692	$(1,256)
Natural gas basis swap agreements maturing in 2012		$.41	3,477	$(624)
Oil swap agreements maturing in 2011		$82.85	138	$479
Oil swap agreements maturing in 2012		$105.18	732	$17,575

Cascade
Natural gas swap agreements maturing in 2011		$6.67	371	$(1,145)
Natural gas swap agreement maturing in 2012		$4.47	305	$(160)

		Weighted Average Floor/Ceiling Price (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Fidelity
Oil collar agreements maturing in 2011		$78.86/$90.64	322	$1,093
Oil collar agreements maturing in 2012		$81.25/$95.88	1,464	$8,433
Oil collar agreements maturing in 2013		$95.00/$117.00	365	$6,008

	Deferred Premium	Weighted Average Floor (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Fidelity
Oil put agreement maturing in 2011	$4.00	$80.00	92	$127
Oil call agreement maturing in 2011	$4.00	$103.00	92	$336

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2010 Annual Report. For more information, see Part II, Item 7A in the 2010 Annual Report.

Centennial entered into interest rate swap agreements to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. The agreements call for Centennial to receive payments from or make payments to counterparties based on the difference between fixed and variable rates as specified by the interest rate swap agreements. For more information on derivative instruments, see Notes 8 and 12.

The following table summarizes derivative instruments entered into by Centennial as of September 30, 2011. The agreements call for Centennial to receive variable rates and pay fixed rates.

(Notional amount and fair value in thousands)

	Weighted Average Fixed Interest Rate	Notional Amount	Fair Value
Centennial
Interest rate swap agreement with mandatory termination date in 2012	3.15%	$10,000	$(612)
Interest rate swap agreements with mandatory termination dates in 2013	3.22%	$50,000	$(2,879)

Foreign currency risk
The Company's equity method investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For further information, see Part II, Item 8 – Note 4 in the 2010 Annual Report.

At September 30, 2011 and 2010, and December 31, 2010, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to the Company. These laws and regulations could require the Company to limit the use or output of certain facilities, restrict the use of certain fuels, install pollution control equipment or initiate pollution control technologies, remediate environmental contamination, remove or reduce environmental hazards, or prevent or limit the development of resources. Revised or additional laws and regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on the Company's results of operations and cash flows.

The EPA has issued draft regulations that outline several possible approaches for coal combustion residuals management under the RCRA. One approach, designating coal ash as a hazardous waste, would significantly change and increase the costs of managing coal ash at five plants that supply electricity to customers of Montana-Dakota. This designation also could significantly increase costs for Knife River, which beneficially uses fly ash as a cement replacement in ready-mixed concrete and road base applications.

The EPA also has proposed rules to reduce mercury and other toxic air emissions from coal- and oil-fired electric utility steam generating units. As proposed, air pollution control retrofits, such as baghouses, would need to be installed at company-owned electric generation facilities in order to comply with the rule's emissions limits. Montana-Dakota is evaluating the impact of the proposed rule on its electric generation resources.

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

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The EPA finalized its endangerment finding for GHG emissions in late 2009, and its GHG "Tailoring" Rule in 2010. Starting in 2011, the GHG Tailoring Rule requires new large emission sources, such as coal-fired electric generating facilities, and existing large emission sources that make modifications that increase GHG emissions to obtain permits and conduct best available control technology evaluations to limit the amount of GHG emission from these sources.

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

Various operating subsidiaries of the Company participate in approximately 70 multiemployer pension plans for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.

The Company may be obligated to increase its contributions to underfunded plans that are classified as being in endangered, seriously endangered, or critical status as defined by the Pension Protection Act of 2006. Plans classified as being in one of these statuses are required to adopt rehabilitation plans or funding improvement plans to improve their funded status through increased contributions, reduced benefits or a combination of the two. Based on available information, the Company believes that slightly less than 50 percent of the multiemployer plans to which it contributes are currently in endangered, seriously endangered or critical status.

The Company may also be required to increase its contributions to multiemployer plans where the other participating employers in such plans withdraw from the plan and are not able to contribute an amount sufficient to fund the unfunded liabilities associated with their participants in the plans. The amount and timing of any increase in the Company's required contributions to multiemployer pension plans may also depend upon one or more of the following factors including the outcome of collective bargaining, actions taken by trustees who manage the plans, the industry for which contributions are made, future determinations that additional plans reach endangered, seriously endangered or critical status, government regulations and the actual return on assets held in the plans, among others. The Company may experience increased operating expenses as a result of the required contributions to multiemployer pension plans, which may have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

During the three months ended September 30, 2011, none of the Company's operating subsidiaries received citations or orders under the following sections of the Mine Safety Act: 104(b), 104(d), 107(a), 110(b)(2) or 104(e). In addition, the Company did not have any mining-related fatalities during this period. The Company has 64 contests pending before administrative law judges of the Federal Mine

Safety and Health Review Commission that involve all types of citations. Of the contests pending, 10 were initiated during the three months ended September 30, 2011.

Information related to citations and assessments under the Mine Safety Act during the three months ended September 30, 2011, is shown in the following table. Proposed assessments listed could have arisen from citations issued in prior periods. In addition, assessments may not have yet been proposed for citations issued during the period for which data is reported and could relate to citations not reportable under the Dodd-Frank Act. Amounts shown as outstanding as of September 30, 2011, include amounts assessed for all citations issued under the Mine Safety Act, including those not reportable under the Dodd-Frank Act.

Mine	State	Section 104(a) Citations Issued	Citations Contested	Proposed Assessments Levied	Outstanding as of September 30, 2011
Birchwood	AK	1	1	$262	$262
Hallwood Plant	CA	—	—	—	1,404
Orland Plant	CA	—	—	—	317
Pebbly Beach Quarry	CA	1	—	885	2,550
Halawa Valley	HI	—	—	—	18,800
Puunene Quarry	HI	—	—	—	660
Waikapu Quarry	HI	—	—	972	972
Waimea Quarry	HI	—	—	93	—
Becker Portable Plant	IA	—	—	200	—
Amyx Pit	ID	—	—	100	—
Bang Pit	MN	—	—	600	—
Fitzgerald Pit	MN	—	—	200	—
Sauk Rapids	MN	—	—	100	—
Alva	ND	—	—	200	—
Dralle Pit	ND	—	3	300	400
Pioneer	ND	—	5	570	—
Weinmann Pit	ND	—	1	408	6,708
140 Pit	OR	—	—	176	—
Advance Aggregate	OR	—	—	762	—
Drycreek Landfill	OR	—	—	100	—
Gazley Pit	OR	—	—	100	—
Lone Pine Portable	OR	—	—	—	100
Paetsch Pit	OR	—	—	—	112
Quality Rock	OR	—	—	21,840	21,840
Salem-Reed Pit	OR	1	—	—	478
Stayton	OR	—	—	100	—
Waterview	OR	1	—	961	—
Weddle Pit	OR	—	—	100	100
Sky High Pit	TX	—	—	—	723
Star Pit #1	WY	—	—	—	500
VR Pit	WY	—	—	—	100
Total		4	10	$29,029	$56,026

The Dodd-Frank Act also requires information to be disclosed about each citation contested before the Federal Mine Safety and Health Review Commission during the time period covered by the periodic report. Please refer to the following table for the required information since enactment of the Dodd-Frank Act through September 30, 2011.

Mine	State	Month Citation Issued		Contest Initiated By	Category of Violation		Proposed Assessments Levied (Dollars)	*	Month Citation Closed	**	Result of Contest	**
Birchwood	AK	8/2011	***	Operator	104	(a)	$162		—		—
Hallwood Plant	CA	4/2011		Operator	104	(a)	100		—		—
Hallwood Plant	CA	4/2011		Operator	104	(a)	1,304		—		—
Orland Plant	CA	4/2011		Operator	104	(a)	117		8/2011		Vacated
Orland Plant	CA	4/2011		Operator	104	(a)	100		8/2011		Vacated
Orland Plant	CA	4/2011		Operator	104	(a)	100		8/2011		Vacated
Orland Plant	CA	4/2011		Operator	104	(a)	117		—		—
Orland Plant	CA	4/2011		Operator	104	(a)	100		—		—
Orland Plant	CA	4/2011		Operator	104	(a)	100		—		—
Orland Plant	CA	4/2011		Operator	104	(a)	—		—		—
Orland Plant	CA	4/2011		Operator	104	(a)	—		—		—
Pebbly Beach	CA	5/2011		Operator	104	(a)	1,000		—		—
Pebbly Beach	CA	5/2011		Operator	104	(a)	1,000		—		—
Pebbly Beach	CA	5/2011		Operator	104	(a)	555		—		—
Pebbly Beach	CA	5/2011		Operator	107	(a)	—		—		—
Rockville 3	MN	11/2010		Operator	104	(d)	2,400		—		—
Dralle Pit	ND	6/2011	***	Operator	104	(a)	108		—		—
Dralle Pit	ND	6/2011	***	Operator	104	(a)	100		—		—
Dralle Pit	ND	6/2011	***	Operator	104	(a)	100		—		—
Pioneer	ND	6/2011	***	Operator	104	(a)	100		—		—
Pioneer	ND	6/2011	***	Operator	104	(a)	100		—		—
Pioneer	ND	6/2011	***	Operator	104	(a)	100		—		—
Pioneer	ND	6/2011	***	Operator	104	(a)	162		—		—
Pioneer	ND	6/2011	***	Operator	104	(a)	108		—		—
Weinmann Pit	ND	6/2011	***	Operator	104	(a)	100		—		—
Lone Pine	OR	7/2010		Operator	104	(a)	100		—		—
Paetsch Pit	OR	12/2010		Operator	104	(a)	112		—		—
Paetsch Pit	OR	1/2011		Operator	104	(b)	—		—		—
Quality Rock	OR	11/2010		Operator	104	(d)	12,900		—		—
Quality Rock	OR	11/2010		Operator	104	(d)	4,500		—		—
Quality Rock	OR	11/2010		Operator	104	(d)	4,440		—		—
Salem-Reed Pit	OR	2/2011		Operator	104	(a)	108		—		—
Salem-Reed Pit	OR	2/2011		Operator	104	(a)	162		—		—
Salem-Reed Pit	OR	2/2011		Operator	104	(a)	108		—		—
Salem-Reed Pit	OR	2/2011		Operator	104	(a)	100		—		—
Sky High Pit	TX	1/2011		Operator	104	(a)	224		—		—
Star Pit #1	WY	3/2011		Operator	104	(a)	100		—		—
Star Pit #1	WY	3/2011		Operator	104	(a)	100		—		—
Star Pit #1	WY	4/2011		Operator	104	(a)	100		—		—
Star Pit #1	WY	4/2011		Operator	104	(a)	100		—		—

Star Pit #1	WY	4/2011	Operator	104(a)	100	—	—
VR Pit	WY	11/2010	Operator	104(a)	100	—	—

*	Assessments may not have yet been proposed for citations issued during the period for which the data is reported.
**
Results of citations contested will be reported as one of the following: Vacated – the citation was dropped; Reduced – the severity of the violation and/or the proposed assessment amount was reduced; or No Change – the citation was enforced as issued.

***	Contest initiated during the three months ended September 30, 2011.

ITEM 6. EXHIBITS

See the index to exhibits immediately preceding the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE: November 4, 2011	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

	BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

+10(a)	MDU Resources Group, Inc. 401(k) Retirement Plan, as restated March 1, 2011

+10(b)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 9, 2011

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.