Form 10-Q
period 2012-03-31
MDU RESOURCES GROUP INC
filed 2012-05-04
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2012: 188,830,529 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2011 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2011
Alusa	Tecnica de Engenharia Electrica - Alusa
ASC	FASB Accounting Standards Codification
BART	Best available retrofit technology
Bbl	Barrel
Bicent	Bicent Power LLC
Big Stone Station	450-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Bitter Creek	Bitter Creek Pipelines, LLC, an indirect wholly owned subsidiary of WBI Holdings
BOE	One barrel of oil equivalent - determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas
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
ECTE
Empresa Catarinense de Transmissão de Energia S.A. (7.51 percent ownership interest at March 31, 2012, 2.5 and 14.99 percent ownership interest was sold in the fourth quarter of 2011 and 2010, respectively)

ENTE	Empresa Norte de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ERTE	Empresa Regional de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)
LTM	LTM, Inc., an indirect wholly owned subsidiary of Knife River

LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
MNDOC	Minnesota Department of Commerce
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
NDPSC	North Dakota Public Service Commission
NSPS	New Source Performance Standards
Oil	Includes crude oil, condensate and natural gas liquids
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon Circuit Court	Circuit Court of the State of Oregon for the County of Klamath
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
RP	Rehabilitation plan
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SourceGas	SourceGas Distribution LLC
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
Williston Basin	Williston Basin Interstate Pipeline Company, an indirect wholly owned subsidiary of WBI Holdings
WUTC	Washington Utilities and Transportation Commission

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

The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings (comprised of the pipeline and energy services and the exploration and production segments), Knife River (construction materials and contracting segment), MDU Construction Services (construction services segment), Centennial Resources and Centennial Capital (both reflected in the Other category). For more information on the Company's business segments, see Note 14.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$395,081	$477,481
Exploration and production, construction materials and contracting, construction services and other	457,726	424,324
Total operating revenues	852,807	901,805
Operating expenses:
Fuel and purchased power	18,420	16,954
Purchased natural gas sold	185,428	244,686
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	68,401	67,963
Exploration and production, construction materials and contracting, construction services and other	376,146	359,797
Depreciation, depletion and amortization	85,380	84,674
Taxes, other than income	47,975	49,665
Total operating expenses	781,750	823,739
Operating income	71,057	78,066
Earnings from equity method investments	1,253	484
Other income	1,098	1,900
Interest expense	19,439	22,017
Income before income taxes	53,969	58,433
Income taxes	18,079	15,904
Income from continuing operations	35,890	42,529
Income (loss) from discontinued operations, net of tax (Note 8)	(100)	448
Net income	35,790	42,977
Dividends declared on preferred stocks	171	171
Earnings on common stock	$35,619	$42,806

Earnings per common share - basic:
Earnings before discontinued operations	$.19	$.22
Discontinued operations, net of tax	—	.01
Earnings per common share - basic	$.19	$.23

Earnings per common share - diluted:
Earnings before discontinued operations	$.19	$.22
Discontinued operations, net of tax	—	.01
Earnings per common share - diluted	$.19	$.23

Dividends declared per common share	$.1675	$.1625

Weighted average common shares outstanding - basic	188,811	188,671

Weighted average common shares outstanding - diluted	189,182	188,815
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income	$35,790	$42,977
Other comprehensive loss:
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized loss on derivative instruments arising during the period, net of tax of $(2,225) and $(13,109) in 2012 and 2011, respectively	(3,770)	(21,848)
Less: Reclassification adjustment for gain on derivative instruments included in net income, net of tax of $1,366 and $137 in 2012 and 2011, respectively	2,329	230
Net unrealized loss on derivative instruments qualifying as hedges	(6,099)	(22,078)
Foreign currency translation adjustment, net of tax of $138 and $137 in 2012 and 2011, respectively	144	211
Net unrealized gains on available-for-sale investments, net of tax of $14 and $9 in 2012 and 2011, respectively	26	16
Other comprehensive loss	(5,929)	(21,851)
Comprehensive income	$29,861	$21,126
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	March 31, 2011	December 31, 2011
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$91,389	$136,016	$162,772
Receivables, net	539,589	533,279	646,251
Inventories	313,341	262,696	274,205
Deferred income taxes	42,239	45,206	40,407
Commodity derivative instruments	26,698	13,250	27,687
Prepayments and other current assets	64,897	73,556	43,316
Total current assets	1,078,153	1,064,003	1,194,638
Investments	113,799	117,015	109,424
Property, plant and equipment	7,798,770	7,271,173	7,646,222
Less accumulated depreciation, depletion and amortization	3,419,574	3,174,654	3,361,208
Net property, plant and equipment	4,379,196	4,096,519	4,285,014
Deferred charges and other assets:
Goodwill	635,389	634,931	634,931
Other intangible assets, net	19,991	24,351	20,843
Other	312,103	254,472	311,275
Total deferred charges and other assets	967,483	913,754	967,049
Total assets	$6,538,631	$6,191,291	$6,556,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt due within one year	$202,215	$12,785	$139,267
Accounts payable	321,369	267,922	337,228
Taxes payable	51,019	49,852	70,176
Dividends payable	31,800	30,850	31,794
Accrued compensation	28,463	25,774	47,804
Commodity derivative instruments	20,183	40,499	13,164
Other accrued liabilities	255,172	227,088	259,320
Total current liabilities	910,221	654,770	898,753
Long-term debt	1,213,974	1,414,077	1,285,411
Deferred credits and other liabilities:
Deferred income taxes	798,669	701,933	769,166
Other liabilities	842,169	731,428	827,228
Total deferred credits and other liabilities	1,640,838	1,433,361	1,596,394
Commitments and contingencies
Stockholders' equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 189,369,450 at March 31, 2012, 189,332,485 at March 31, 2011 and 189,332,485 at December 31, 2011	189,369	189,332	189,332
Other paid-in capital	1,035,800	1,032,040	1,035,739
Retained earnings	1,589,985	1,509,449	1,586,123
Accumulated other comprehensive loss	(52,930)	(53,112)	(47,001)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,758,598	2,674,083	2,760,567
Total stockholders' equity	2,773,598	2,689,083	2,775,567
Total liabilities and stockholders' equity	$6,538,631	$6,191,291	$6,556,125
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Operating activities:
Net income	$35,790	$42,977
Income (loss) from discontinued operations, net of tax	(100)	448
Income from continuing operations	35,890	42,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	85,380	84,674
Earnings, net of distributions, from equity method investments	1,181	(484)
Deferred income taxes	32,596	34,502
Changes in current assets and liabilities, net of acquisitions:
Receivables	101,917	50,260
Inventories	(38,357)	(13,634)
Other current assets	(21,556)	(18,897)
Accounts payable	(29,851)	(21,875)
Other current liabilities	(33,751)	(15,738)
Other noncurrent changes	(8,349)	(20,510)
Net cash provided by continuing operations	125,100	120,827
Net cash used in discontinued operations	(107)	(366)
Net cash provided by operating activities	124,993	120,461

Investing activities:
Capital expenditures	(174,429)	(82,664)
Acquisitions, net of cash acquired	(242)	(157)
Net proceeds from sale or disposition of property	18,256	10,524
Investments	(27)	(9,856)
Net cash used in continuing operations	(156,442)	(82,153)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(156,442)	(82,153)

Financing activities:
Repayment of short-term borrowings	—	(20,000)
Repayment of long-term debt	(8,297)	(80,630)
Proceeds from issuance of common stock	88	5,744
Dividends paid	(31,794)	(30,773)
Excess tax benefit on stock-based compensation	26	1,248
Net cash used in continuing operations	(39,977)	(124,411)
Net cash provided by discontinued operations	—	—
Net cash used in financing activities	(39,977)	(124,411)
Effect of exchange rate changes on cash and cash equivalents	43	45
Decrease in cash and cash equivalents	(71,383)	(86,058)
Cash and cash equivalents -- beginning of year	162,772	222,074
Cash and cash equivalents -- end of period	$91,389	$136,016
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2012 and 2011
(Unaudited)

Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2011 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2011 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after March 31, 2012, up to the date of issuance of these consolidated interim financial statements.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $34.6 million, $33.9 million and $29.8 million as of March 31, 2012 and 2011, and December 31, 2011, respectively.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts as of March 31, 2012 and 2011, and December 31, 2011, was $12.2 million, $16.4 million and $12.4 million, respectively.

Note 4 - Inventories and natural gas in storage
Inventories, other than natural gas in storage for the Company's regulated operations, were stated at the lower of average cost or market value. Natural gas in storage for the Company's regulated operations is generally carried at average cost, or cost using the last-in, first-out method. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories. Inventories consisted of:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Aggregates held for resale	$85,958	$82,086	$78,518
Asphalt oil	82,949	51,506	32,335
Materials and supplies	68,369	61,788	61,611
Merchandise for resale	28,459	31,830	32,165
Natural gas in storage (current)	15,475	11,953	36,578
Other	32,131	23,533	32,998
Total	$313,341	$262,696	$274,205

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $50.3 million, $47.2 million, and $50.3 million at March 31, 2012 and 2011, and December 31, 2011, respectively.

Note 5 - Earnings per common share
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

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Weighted average common shares outstanding - basic	188,811	188,671
Effect of dilutive stock options and performance share awards	371	144
Weighted average common shares outstanding - diluted	189,182	188,815
Shares excluded from the calculation of diluted earnings per share	—	—

Note 6 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Interest, net of amount capitalized	$22,433	$25,579
Income taxes, net	$285	$9,981

Noncash investing transactions were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Property, plant and equipment additions in accounts payable	$51,739	$15,838

Note 7 - New accounting standards
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements. The guidance generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy. Additionally, the guidance includes changes on topics such as measuring fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy. This guidance was effective for the Company on January 1, 2012. The guidance requires additional disclosures, but it did not impact the Company's results of operations, financial position or cash flows.

Presentation of Comprehensive Income In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders' equity. The guidance allows the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance, except for the portion that was indefinitely deferred, was effective for the Company on January 1, 2012, and must be applied retrospectively. The guidance requires the Company to present a consolidated statement of comprehensive income as part of its basic financial statements along with other revisions to the disclosures, but it did not impact the Company's results of operations, financial position or cash flows.

Note 8 - Discontinued operations
In 2007, Centennial Resources sold CEM to Bicent. In connection with the sale, Centennial Resources agreed to indemnify Bicent and its affiliates from certain third party claims arising out of or in connection with Centennial Resources' ownership or operation of CEM prior to the sale. In addition, Centennial had previously guaranteed CEM's obligations under a construction contract. The Company incurs legal expenses related to this matter and in the first quarter of 2011 had an income tax benefit related to favorable resolution of certain tax matters, all of which are reflected as discontinued operations in the consolidated financial statements and accompanying notes. Discontinued operations are included in the Other category. For more information, see Note 17.

Note 9 - Equity method investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at March 31, 2012, include ECTE.

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

In 2009, multiple sales agreements were signed for the Company to sell its ownership interest in the Brazilian Transmission Lines. In November 2010, the Company completed the sale of its entire ownership interest in ENTE and ERTE and 59.96 percent of the Company's ownership interest in ECTE. The remaining interest in ECTE is being purchased over a four-year period. In November 2011, the Company completed the sale of one-fourth of the remaining interest. Alusa, CEMIG and CELESC hold the remaining ownership interests in ECTE.

At March 31, 2012 and 2011, and December 31, 2011, the Company's equity method investments had total assets of $105.3 million, $108.2 million and $111.1 million, respectively, and long-term debt of $35.9 million, $46.3 million and $37.1 million, respectively. The Company's investment in its equity method investments was approximately $8.2 million, $11.7 million and $9.2 million, including undistributed earnings of $2.2 million, $2.4 million and $3.7 million, at March 31, 2012 and 2011, and December 31, 2011, respectively.

Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Three Months Ended March 31, 2012	Balance as of January 1, 2012*	Goodwill Acquired During the Year**	Balance as of March 31, 2012*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Pipeline and energy services	9,737	—	9,737
Exploration and production	—	—	—
Construction materials and contracting	176,290	—	176,290
Construction services	103,168	458	103,626
Other	—	—	—
Total	$634,931	$458	$635,389
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Three Months Ended March 31, 2011	Balance as of January 1, 2011*	Goodwill Acquired During the Year**	Balance as of March 31, 2011*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Pipeline and energy services	9,737	—	9,737
Exploration and production	—	—	—
Construction materials and contracting	176,290	—	176,290
Construction services	102,870	298	103,168
Other	—	—	—
Total	$634,633	$298	$634,931
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Year Ended December 31, 2011	Balance as of January 1, 2011*	Goodwill Acquired During the Year**	Balance as of December 31, 2011*
	(In thousands)
Electric	$—	$—	$—
Natural gas distribution	345,736	—	345,736
Pipeline and energy services	9,737	—	9,737
Exploration and production	—	—	—
Construction materials and contracting	176,290	—	176,290
Construction services	102,870	298	103,168
Other	—	—	—
Total	$634,633	$298	$634,931
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Other amortizable intangible assets were as follows:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Customer relationships	$21,010	$21,702	$21,702
Accumulated amortization	(10,197)	(8,890)	(10,392)
	10,813	12,812	11,310
Noncompete agreements	7,086	7,685	7,685
Accumulated amortization	(4,921)	(4,898)	(5,371)
	2,165	2,787	2,314
Other	11,442	12,899	11,442
Accumulated amortization	(4,429)	(4,147)	(4,223)
	7,013	8,752	7,219
Total	$19,991	$24,351	$20,843

Amortization expense for amortizable intangible assets for the three months ended March 31, 2012 and 2011, was $900,000 and $900,000, respectively. Estimated amortization expense for amortizable intangible assets is $3.8 million in 2012, $3.7 million in 2013, $3.3 million in 2014, $2.6 million in 2015, $2.2 million in 2016 and $5.3 million thereafter.

Note 11 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of March 31, 2012, the Company had no outstanding foreign currency hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2011 Annual Report.

Cascade
At March 31, 2012, Cascade held a natural gas swap agreement, with total forward notional volumes of 214,000 MMBtu, which was not designated as a hedge. Cascade utilizes natural gas swap agreements to manage a portion of its regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Periodic changes in the fair market value of the derivative instruments are recorded on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three months ended March 31, 2012, the change in the fair market value of the derivative instrument of $52,000 was recorded as an increase to regulatory assets. For the three months ended March 31, 2011, the change in the fair market value of the derivative instruments of $6.6 million was recorded as a decrease to regulatory assets.

Cascade's derivative instrument contains a cross-default provision that states if the entity fails to make payment with respect to certain of its indebtedness, in excess of specified amounts, the counterparty could require early settlement or termination of such entity's derivative instrument in a liability position. The fair value of Cascade's derivative instrument with a credit-risk-related contingent feature that is in a liability position at March 31, 2012, was $489,000. The aggregate fair value of assets that would have been needed to settle the instrument immediately if the credit-risk-related contingent feature was triggered on March 31, 2012, was $489,000.

Fidelity
At March 31, 2012, Fidelity held oil swap and collar agreements with total forward notional volumes of 4.0 million Bbl, natural gas swap agreements with total forward notional volumes of 10.9 million MMBtu, and natural gas basis swap agreements with total forward notional volumes of 2.6 million MMBtu, a majority of which were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on its forecasted sales of oil and natural gas production.

As of March 31, 2012, the maximum term of the derivative instruments, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 21 months.

Centennial
At March 31, 2012, Centennial held interest rate swap agreements with a total notional amount of $60.0 million, which were designated as cash flow hedging instruments. Centennial entered into these interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. Centennial's interest rate swap agreements have mandatory termination dates ranging from October 2012 through June 2013.

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

For the three months ended March 31, 2012, $4.3 million (before tax) of ineffectiveness on oil and natural gas derivatives that qualified for hedge accounting was reclassified as a net loss into operating revenues and is reflected on the Consolidated Statements of Income. The amount of hedge ineffectiveness was immaterial for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, an immaterial gain and a loss of $1.7 million, respectively, related to derivative instruments that did not qualify for hedge accounting were reported in operating revenues on the Consolidated Statements of Income. There were no components of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur, and there were no such reclassifications.

Gains and losses on the oil and natural gas derivative instruments are reclassified from accumulated other comprehensive income (loss) into operating revenues on the Consolidated Statements of Income at the date the oil and natural gas quantities are settled. The proceeds received for oil and natural gas production are generally based on market prices. Gains and losses on the interest rate derivatives are reclassified from accumulated other comprehensive income (loss) into interest expense on the Consolidated Statements of Income in the same period the hedged item affects earnings. For more information regarding the gains and losses on derivative instruments qualifying as cash flow hedges that were recognized in other comprehensive income (loss) and the gains and losses reclassified from accumulated other comprehensive income (loss) into earnings, see the Consolidated Statements of Comprehensive Income.

Based on March 31, 2012, fair values, over the next 12 months net gains of approximately $5.3 million (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in oil and natural gas market prices and interest rates, as the hedged transactions affect earnings.

Certain of Fidelity's and Centennial's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates or Centennial fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's and Centennial's derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2012, was $29.2 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on March 31, 2012, was $29.2 million.

The location and fair value of the Company's derivative instruments in the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at	Fair Value at	Fair Value at
		March 31, 2012	March 31, 2011	December 31, 2011
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$25,560	$13,250	$27,687
	Other assets - noncurrent	537	3,148	2,768
		26,097	16,398	30,455
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	1,138	—	—
	Other assets - noncurrent	45	—	—
		1,183	—	—
Total asset derivatives		$27,280	$16,398	$30,455

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at	Fair Value at	Fair Value at
		March 31, 2012	March 31, 2011	December 31, 2011
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$18,964	$35,990	$12,727
	Other liabilities - noncurrent	6,098	18,082	937
Interest rate derivatives	Other accrued liabilities	1,168	—	827
	Other liabilities - noncurrent	2,153	—	3,935
		28,383	54,072	18,426
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	1,219	4,509	437
	Other liabilities - noncurrent	49	—	—
		1,268	4,509	437
Total liability derivatives		$29,651	$58,581	$18,863

Note 12 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $48.7 million, $41.6 million and $38.4 million, as of March 31, 2012 and 2011, and December 31, 2011, respectively, are classified as Investments on the Consolidated Balance Sheets. The fair value of these investments increased $5.0 million (before tax) and $2.1 million (before tax) for the three months ended March 31, 2012 and 2011, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

The Company did not elect the fair value option, which records gains and losses in income, for its remaining available-for-sale securities, which include auction rate securities, mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value and are classified as Investments on the Consolidated Balance Sheets. The Company's auction rate securities approximate cost and, as a result, there are no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments. Unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities are recorded in accumulated other comprehensive income (loss). Details of available-for-sale securities were as follows:

March 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance investment contract	$37,250	$11,454	$—	$48,704
Auction rate securities	11,400	—	—	11,400
Mortgage-backed securities	7,952	119	(1)	8,070
U.S. Treasury securities	1,968	49	(1)	2,016
Total	$58,570	$11,622	$(2)	$70,190

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance investment contract	$31,884	$6,468	$—	$38,352
Auction rate securities	11,400	—	—	11,400
Mortgage-backed securities	8,206	95	(5)	8,296
U.S. Treasury securities	1,619	37	—	1,656
Total	$53,109	$6,600	$(5)	$59,704

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

	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
	(In thousands)
Assets:
Money market funds	$—	$9,942	$—	$9,942
Available-for-sale securities:
Insurance investment contract*	—	48,704	—	48,704
Auction rate securities	—	11,400	—	11,400
Mortgage-backed securities	—	8,070	—	8,070
U.S. Treasury securities	—	2,016	—	2,016
Commodity derivative instruments	—	27,280	—	27,280
Total assets measured at fair value	$—	$107,412	$—	$107,412
Liabilities:
Commodity derivative instruments	$—	$26,330	$—	$26,330
Interest rate derivative instruments	—	3,321	—	3,321
Total liabilities measured at fair value	$—	$29,651	$—	$29,651
*  The insurance investment contract invests approximately 29 percent in common stock of mid-cap companies, 29 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies and 13 percent in fixed-income and other investments.

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
	(In thousands)
Assets:
Money market funds	$—	$75,658	$—	$75,658
Available-for-sale securities:
Insurance investment contract*	—	41,594	—	41,594
Auction rate securities	—	11,400	—	11,400
Mortgage-backed securities	—	8,064	—	8,064
U.S. Treasury securities	—	1,720	—	1,720
Commodity derivative instruments	—	16,398	—	16,398
Total assets measured at fair value	$—	$154,834	$—	$154,834
Liabilities:
Commodity derivative instruments	$—	$58,581	$—	$58,581
Total liabilities measured at fair value	$—	$58,581	$—	$58,581
*  The insurance investment contract invests approximately 34 percent in common stock of mid-cap companies, 33 percent in common stock of small-cap companies, 32 percent in common stock of large-cap companies and 1 percent in cash and cash equivalents.

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(In thousands)
Assets:
Money market funds	$—	$97,500	$—	$97,500
Available-for-sale securities:
Insurance investment contract*	—	38,352	—	38,352
Auction rate securities	—	11,400	—	11,400
Mortgage-backed securities	—	8,296	—	8,296
U.S. Treasury securities	—	1,656	—	1,656
Commodity derivative instruments	—	30,455	—	30,455
Total assets measured at fair value	$—	$187,659	$—	$187,659
Liabilities:
Commodity derivative instruments	$—	$14,101	$—	$14,101
Interest rate derivative instruments	—	4,762	—	4,762
Total liabilities measured at fair value	$—	$18,863	$—	$18,863
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

The estimated fair value of the Company's Level 2 commodity derivative instruments is based upon futures prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company's and the counterparties nonperformance risk is evaluated.

The estimated fair value of the Company's Level 2 interest rate derivative instruments is measured using quoted market prices or pricing models using prevailing market interest rates as of the measurement date. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company's and the counterparties nonperformance risk is evaluated.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three months ended March 31, 2012, there were no transfers between Levels 1 and 2.

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at March 31, 2012	$1,416,189	$1,578,395
Long-term debt at March 31, 2011	$1,426,862	$1,526,923
Long-term debt at December 31, 2011	$1,424,678	$1,592,807

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Note 13 - Income taxes
In connection with the income tax examination for the 2007 through 2009 tax years, the Company recorded income tax expense of $2.2 million for unrecognized tax positions for the three months ended March 31, 2012.
In addition, the Company had a reduction of deferred income tax expense of $2.5 million for the three months ended March 31, 2012, due to a deferred income tax rate reduction related to state income tax apportionment.
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

The settlement of federal and state audits is not anticipated within the next twelve months and, as a result, it is not expected that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 14 - Business segment data
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

The exploration and production segment is engaged in oil and natural gas acquisition, exploration, development and production activities in the Rocky Mountain and Mid-Continent regions of the United States and in and around the Gulf of Mexico.

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

The Other category includes the activities of Centennial Capital, which insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the deductible layers of the insured companies' general liability and automobile liability coverages. Centennial Capital also owns certain real and personal property. The Other category also includes Centennial Resources.

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2011 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended March 31, 2012	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$57,963	$—	$7,559
Natural gas distribution	307,891	—	25,508
Pipeline and energy services	29,227	20,409	2,760
	395,081	20,409	35,827
Exploration and production	88,494	11,328	12,930
Construction materials and contracting	149,268	151	(24,932)
Construction services	218,151	25	11,403
Other	1,813	327	391
	457,726	11,831	(208)
Intersegment eliminations	—	(32,240)	—
Total	$852,807	$—	$35,619

Three Months Ended March 31, 2011	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$57,845	$—	$8,524
Natural gas distribution	370,385	—	27,516
Pipeline and energy services	49,251	24,741	6,920
	477,481	24,741	42,960
Exploration and production	78,410	25,541	16,269
Construction materials and contracting	143,533	—	(21,402)
Construction services	202,180	1,217	4,632
Other	201	2,288	347
	424,324	29,046	(154)
Intersegment eliminations	—	(53,787)	—
Total	$901,805	$—	$42,806

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

Note 15 - Employee benefit plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

Three Months Ended March 31,	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$345	$827	$412	$339
Interest cost	4,554	4,960	1,143	1,189
Expected return on assets	(5,886)	(5,700)	(1,244)	(1,218)
Amortization of prior service cost (credit)	(21)	43	(272)	(669)
Amortization of net actuarial loss	1,681	1,543	526	311
Amortization of net transition obligation	—	—	532	531
Net periodic benefit cost, including amount capitalized	673	1,673	1,097	483
Less amount capitalized	234	248	138	(67)
Net periodic benefit cost	$439	$1,425	$959	$550

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

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three months ended March 31, 2012 and 2011, was $2.1 million and $2.1 million, respectively.

Note 16 - Regulatory matters and revenues subject to refund
On May 20, 2011, Montana-Dakota filed an application with the NDPSC requesting advance determination of prudence that the addition of the air quality control system at the Big Stone Station, to comply with the Clean Air Act and the South Dakota Regional Haze Implementation Plan, is reasonable and prudent. A hearing was held on November 29, 2011. An order is expected in the second quarter of 2012.

On July 7, 2011, Montana-Dakota filed for an advance determination of prudence with the NDPSC on the construction of an 88-MW simple cycle natural gas turbine and associated facilities projected to be in service in 2015. The turbine will be located on company-owned property that is adjacent to Montana-Dakota's Heskett Generating Station near Mandan, North Dakota, and would be used to meet the capacity requirements of Montana-Dakota's integrated electric system service customers. The capacity will be a partial replacement for third party contract capacity expiring in 2015. Project cost is estimated to be $85.6 million. On April 11, 2012, the NDPSC issued an order approving the advance determination of prudence.

On November 15, 2011, the MNPUC issued a Notice of Investigation; Opportunity to Respond and Comment to investigate whether Great Plains' rates are unreasonable and whether Great Plains should be ordered to initiate a general rate proceeding as Great Plains has earned in excess of its authorized return and the excess earnings are likely to continue into the future. On December 2, 2011, Great Plains responded to the MNPUC's Notice. On January 30, 2012, the MNPUC issued an order that found that the reasonableness of Great Plains' rates had not been resolved to the MNPUC's satisfaction and required Great Plains to initiate a rate proceeding within 180 days of the order, unless resolved through settlement. On March 30, 2012, Great Plains and the MNDOC filed a settlement agreement with the MNPUC, in which Great Plains agreed to reduce its rates by $250,000 annually. The MNPUC approved the settlement agreement on April 26, 2012, with the revenue reduction to be effective with service rendered on and after June 1, 2012.

Note 17 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. The Company had accrued liabilities of $70.7 million, $40.5 million and $64.1 million for contingencies related to litigation and environmental matters as of March 31, 2012 and 2011, and December 31, 2011, respectively, which includes amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

Litigation
Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent, which provided a $10 million bank letter of credit to Centennial in support of the guarantee obligation, which letter of credit expired in November 2010. In February 2009, Centennial received a Notice and Demand from LPP under the guarantee agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM's alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association. The demand sought compensatory damages of $149.7 million. In June 2010, CEM and Bicent made a demand on Centennial Resources for indemnification under the 2007 purchase and sale agreement for indemnifiable losses, including defense fees and costs arising from LPP's arbitration demand and related to Centennial Resources' ownership of CEM prior to its sale to Bicent. Centennial and Centennial Resources filed a complaint with the Supreme Court of the State of New York in November 2010, against Bicent seeking damages for breach of contract and other relief including specific performance of the 2007 purchase and sale agreement allowing for Centennial Resources' participation in the arbitration proceeding and replacement of the letter of credit. On September 19, 2011, Bicent filed a counterclaim seeking damages against Centennial Resources related to Bicent's costs of defending the LPP arbitration demand which Bicent alleged were in excess of $14.0 million. The arbitration hearing on LPP's claim was held in the third quarter of 2011, and an arbitration award was issued January 13, 2012, awarding LPP $22.0 million. Centennial subsequently received a demand from LPP for payment of the arbitration award plus interest and attorneys' fees. An accrual related to the guarantee as a result of the arbitration award was recorded in discontinued operations on the Consolidated Statement of Income in the fourth quarter of 2011. The Company intends to vigorously defend against the claims of LPP and Bicent.

Construction Materials In 2009, LTM provided pavement work under a subcontract for reconstruction at the Klamath Falls Airport owned by the City of Klamath Falls, Oregon. In October 2010, the City of Klamath Falls filed a complaint in Oregon Circuit Court against the project's general contractor alleging the work performed by LTM is defective. On January 18, 2011, the general contractor served a third party complaint against LTM seeking indemnity and contribution for damages imposed on the general contractor. LTM filed a fourth-party complaint seeking contribution and indemnity for damages imposed on LTM against the project engineer firm which prepared the specifications for the airport runway. LTM's insurance carrier accepted defense of the complaint against the general contractor and the third party complaint against LTM subject to reservation of its rights under the applicable insurance policy. Damages, including removal and replacement of the paved runway, were estimated by the plaintiff in its complaint as $6.0 million to $11.0 million. The Oregon Circuit Court granted a motion by LTM to dismiss certain of the plaintiff's claims relating to approximately $5.0 million of damages but allowed the plaintiff to amend its complaint. In its amended complaint, the plaintiff asserted new claims with estimated damages of $21.9 million plus interest and attorney fees. The parties have reached agreement on settlement of the claim and an accrual for LTM's cost of the settlement, has been recorded on the consolidated financial statements. The settlement did not have a material effect on the consolidated financial statements for the three months ended March 31, 2012.

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

In a related matter, Omimex filed a complaint against Bitter Creek in Montana Seventeenth Judicial District Court in July 2010 alleging Bitter Creek breached a separate gathering contract with Omimex as a result of the increased operating pressures demanded by SourceGas on the same natural gas gathering system. In December 2011, Omimex filed an amended complaint alleging Bitter Creek breached obligations to operate its gathering system as a common carrier under United States and Montana law. Bitter Creek removed the action to the United States District Court for the District of Montana. Expert reports submitted by Omimex contend its damages as a result of the increased operating pressures are $18.8 million to $22.6 million. The Company believes the claims asserted by Omimex are without merit and an award is not deemed probable. The Company intends to vigorously defend against the claims.

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

The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ is preparing a staff report which will recommend a cleanup alternative for the site. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent. Cascade has accrued $1.2 million for remediation of this site.

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In September 2011, the EPA issued notice of a proposal to add the site to the National Priorities List. Cascade has met with the EPA to discuss a possible settlement agreement and administrative order for performance of a remedial investigation and feasibility study of the site with the intent of reaching consensus on the scope and schedule for the remedial investigation and feasibility study. Cascade has accrued $4.9 million for the remedial investigation and feasibility study and $6.4 million for remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

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

Guarantees
Centennial guaranteed CEM's obligations under a construction contract. For more information, see Litigation in this note.

In connection with the sale of the Brazilian Transmission Lines, as discussed in Note 9, Centennial has agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines.

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the oil and natural gas swap and collar agreements as the amount of the obligation is dependent upon oil and natural gas commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap and collar agreements at March 31, 2012, expire in the years ranging from 2012 to 2013; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was $10.4 million and was reflected on the Consolidated Balance Sheet at March 31, 2012. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At March 31, 2012, the fixed maximum amounts guaranteed under these agreements aggregated $85.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $17.7 million in 2012; $58.8 million in 2013; $1.4 million in 2014; $100,000 in 2015; $100,000 in 2016; $700,000 in 2018; $300,000 in 2019; $2.6 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $600,000 and was reflected on the Consolidated Balance Sheet at March 31, 2012. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, natural gas transportation agreements and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2012, the fixed maximum amounts guaranteed under these letters of credit, aggregated $27.4 million. In 2012 and 2013, $21.6 million and $5.8 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at March 31, 2012.

WBI Holdings has an outstanding guarantee to Williston Basin. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At March 31, 2012, the fixed maximum amount guaranteed under this agreement was $5.0 million and is scheduled to expire in 2014. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.2 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at March 31, 2012, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at March 31, 2012.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries, as well as an arbitration award. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of March 31, 2012, approximately $563 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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

Pipeline and Energy Services
Strategy Utilize the segment's existing expertise in energy infrastructure and related services to increase market share and profitability through optimization of existing operations, internal growth, and acquisitions of energy-related assets and companies. Incremental and new growth opportunities include: access to new energy sources for storage, gathering and transportation services; expansion of existing gathering, transmission and storage facilities; incremental expansion of pipeline capacity; expansion of midstream business to include liquid pipelines and processing activities; and expansion of related energy services.

Challenges Challenges for this segment include: energy price volatility; natural gas basis differentials; environmental and regulatory requirements; recruitment and retention of a skilled workforce; and competition from other pipeline and energy services companies.

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

Construction Materials and Contracting
Strategy Focus on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthen long-term, strategic aggregate reserve position through purchase and/or lease opportunities; enhance profitability through cost containment, margin discipline and vertical integration of the segment's operations; and continue growth through organic and acquisition opportunities. Ongoing efforts to increase margin are being pursued through the implementation of a variety of continuous improvement programs, including corporate purchasing of equipment, parts and commodities (liquid asphalt, diesel fuel, cement and other materials), and negotiation of contract price escalation provisions. Vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the Company's expertise.

Challenges The economic downturn continues to impact operations, particularly in the private construction market. Continued delays in the multiple year reauthorization of the federal highway bill and volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt, cement and steel, continue to be a concern. This business unit expects to continue cost containment efforts, positioning its operations for the resurgence in the private market, while continuing the emphasis on industrial, energy and public works projects.

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

For more information on the risks and challenges the Company faces as it pursues its growth strategies and other factors that should be considered for a better understanding of the Company's financial condition, see Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2011 Annual Report. For more information on each segment's key growth strategies, projections and certain assumptions, see Prospective Information. For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements.

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended
	March 31,
	2012	2011
(Dollars in millions, where applicable)
Electric	$7.5	$8.5
Natural gas distribution	25.5	27.5
Pipeline and energy services	2.8	6.9
Exploration and production	12.9	16.3
Construction materials and contracting	(24.9)	(21.4)
Construction services	11.4	4.6
Other	.5	(.1)
Earnings before discontinued operations	35.7	42.3
Income (loss) from discontinued operations, net of tax	(.1)	.5
Earnings on common stock	$35.6	$42.8
Earnings per common share - basic:
Earnings before discontinued operations	$.19	$.22
Discontinued operations, net of tax	—	.01
Earnings per common share - basic	$.19	$.23
Earnings per common share - diluted:
Earnings before discontinued operations	$.19	$.22
Discontinued operations, net of tax	—	.01
Earnings per common share - diluted	$.19	$.23
Return on average common equity for the 12 months ended	7.5%	9.1%

Three Months Ended March 31, 2012 and 2011 Consolidated earnings for the quarter ended March 31, 2012, decreased $7.2 million from the comparable prior period largely due to:

•	The absence of an income tax benefit of $4.2 million related to favorable resolution of certain income tax matters in 2011

•	Lower storage services revenue and lower gathering volumes at the pipeline and energy services business

•	Lower aggregate margins and volumes, partially offset by higher ready-mixed concrete and construction margins and volumes at the construction materials and contracting business

•
Lower average realized natural gas prices, decreased natural gas production and higher depreciation, depletion and amortization expense, partially offset by increased oil production, higher average realized oil prices and decreased gathering and transportation expense at the exploration and production business

Partially offsetting these decreases were higher workloads and margins in the Central and Western regions, higher equipment sales and rental margins, as well as higher margins in the Mountain region, partially offset by higher general and administrative expense at the construction services business.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric

	Three Months Ended
	March 31,
	2012	2011
(Dollars in millions, where applicable)
Operating revenues	$58.0	$57.8
Operating expenses:
Fuel and purchased power	18.4	16.9
Operation and maintenance	16.2	16.0
Depreciation, depletion and amortization	8.1	8.2
Taxes, other than income	2.7	2.5
	45.4	43.6
Operating income	12.6	14.2
Earnings	$7.5	$8.5
Retail sales (million kWh)	769.7	794.7
Sales for resale (million kWh)	1.9	6.7
Average cost of fuel and purchased power per kWh	$.022	$.020

Three Months Ended March 31, 2012 and 2011 Electric earnings decreased $1.0 million (11 percent) due to:

•	Decreased retail sales volumes of 3 percent, primarily to residential customers, reflecting decreased demand due to warmer weather than last year

•	Higher income taxes, primarily due to the absence of an income tax benefit of $700,000 related to favorable resolution of certain income tax matters in 2011

Natural Gas Distribution

	Three Months Ended
	March 31,
	2012	2011
(Dollars in millions, where applicable)
Operating revenues	$307.9	$370.4
Operating expenses:
Purchased natural gas sold	199.3	257.5
Operation and maintenance	35.3	34.4
Depreciation, depletion and amortization	11.2	11.1
Taxes, other than income	16.1	17.7
	261.9	320.7
Operating income	46.0	49.7
Earnings	$25.5	$27.5
Volumes (MMdk):
Sales	38.7	43.9
Transportation	37.9	34.1
Total throughput	76.6	78.0
Degree days (% of normal)*
Montana-Dakota	77%	111%
Cascade	101%	103%
Intermountain	93%	105%
Average cost of natural gas, including transportation, per dk	$5.15	$5.86
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended March 31, 2012 and 2011 Earnings at the natural gas distribution business decreased $2.0 million (7 percent). Decreased retail sales volumes, largely resulting from warmer weather than last year were partially offset by weather normalization adjustments, resulting in lower earnings of $2.6 million. Partially offsetting the decrease were higher margins.

Pipeline and Energy Services

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)
Operating revenues	$49.6	$74.0
Operating expenses:
Purchased natural gas sold	16.0	34.1
Operation and maintenance	17.1	17.6
Depreciation, depletion and amortization	6.2	6.4
Taxes, other than income	3.5	3.6
	42.8	61.7
Operating income	6.8	12.3
Earnings	$2.8	$6.9
Transportation volumes (MMdk)	32.0	27.3
Gathering volumes (MMdk)	14.2	17.5
Customer natural gas storage balance (MMdk):
Beginning of period	36.0	58.8
Net withdrawal	(8.7)	(25.9)
End of period	27.3	32.9

Three Months Ended March 31, 2012 and 2011 Pipeline and energy services earnings decreased $4.1 million (60 percent) due to:

•	Lower storage services revenue of $1.7 million (after tax), largely lower storage balances

•
Lower gathering volumes of $1.4 million (after tax), largely resulting from customers experiencing normal production declines, curtailments, deferral of certain natural gas development activity and the Company's divestments

•	The absence of an income tax benefit of $500,000 related to favorable resolution of certain income tax matters in 2011

Results also reflect lower operating revenues and lower purchased natural gas sold, both related to lower natural gas prices.

Exploration and Production

	Three Months Ended
	March 31,
	2012	2011
(Dollars in millions, where applicable)
Operating revenues:
Oil	$73.4	$58.6
Natural gas	26.4	45.4
	99.8	104.0
Operating expenses:
Operation and maintenance:
Lease operating costs	18.5	18.0
Gathering and transportation	4.3	5.7
Other	9.2	8.3
Depreciation, depletion and amortization	36.8	34.2
Taxes, other than income:
Production and property taxes	9.5	10.1
Other	.4	.3
	78.7	76.6
Operating income	21.1	27.4
Earnings	$12.9	$16.3
Production:
Oil (MBbls)	957	802
Natural gas (MMcf)	10,047	11,758
Total production (MBOE)	2,632	2,762
Average realized prices (including hedges):
Oil (per Bbl)	$76.71	$72.98
Natural gas (per Mcf)	$2.63	$3.86
Average realized prices (excluding hedges):
Oil (per Bbl)	$84.62	$79.24
Natural gas (per Mcf)	$1.94	$3.39
Average depreciation, depletion and amortization rate, per BOE	$13.32	$11.76
Production costs, including taxes, per BOE:
Lease operating costs	$7.02	$6.52
Gathering and transportation	1.63	2.05
Production and property taxes	3.62	3.65
	$12.27	$12.22

Three Months Ended March 31, 2012 and 2011 Exploration and production earnings decreased $3.4 million (21 percent) due to:

•	Lower earnings of $8.2 million (after tax) resulting from lower average realized natural gas prices of 32 percent

•	Decreased natural gas production of 15 percent, largely related to normal production declines, curtailments, deferral of certain natural gas development activity and divestment at existing properties

•	Higher depreciation, depletion and amortization expense of $1.6 million (after tax), due to higher depletion rates, partially offset by lower volumes

Partially offsetting these decreases were:

•	Increased oil production of 19 percent, largely related to drilling activity in the Bakken area, as well as at the South Texas properties

•	Higher earnings of $1.7 million (after tax) resulting from higher average realized oil prices of 5 percent

•	Lower gathering and transportation expense of $900,000 (after tax), largely due to lower gathering costs resulting from lower volumes and lower gathering rates in the coalbed area

Construction Materials and Contracting

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)
Operating revenues	$149.4	$143.5
Operating expenses:
Operation and maintenance	157.0	146.8
Depreciation, depletion and amortization	19.8	21.5
Taxes, other than income	8.0	7.7
	184.8	176.0
Operating loss	(35.4)	(32.5)
Loss	$(24.9)	$(21.4)
Sales (000's):
Aggregates (tons)	2,493	2,827
Asphalt (tons)	100	165
Ready-mixed concrete (cubic yards)	468	397

Three Months Ended March 31, 2012 and 2011 Construction materials and contracting experienced a seasonal first quarter loss of $24.9 million. This increased loss was the result of:

•	Lower earnings of $2.4 million (after tax) resulting from lower aggregate margins, primarily due to higher costs, as well as lower volumes

•	Higher income taxes, primarily due to the absence of an income tax benefit of $2.0 million related to favorable resolution of certain income tax matters in 2011

Partially offsetting the increased loss were:

•	Higher earnings of $900,000 (after tax) resulting from higher ready-mixed concrete margins, reflecting lower costs, as well as higher volumes

•	Increased construction margins of $500,000 (after tax), largely due to increased margins and volumes

Construction Services

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Operating revenues	$218.2	$203.4
Operating expenses:
Operation and maintenance	187.9	184.9
Depreciation, depletion and amortization	2.8	2.9
Taxes, other than income	7.8	7.7
	198.5	195.5
Operating income	19.7	7.9
Earnings	$11.4	$4.6

Three Months Ended March 31, 2012 and 2011 Construction services earnings increased $6.8 million (146 percent), primarily due to higher workloads and margins in the Central and Western regions, higher equipment sales and rental margins, as well as higher margins in the Mountain region. These increases were partially offset by higher general and administrative expense of $1.2 million (after tax), largely higher payroll-related costs.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Other:
Operating revenues	$2.1	$2.5
Operation and maintenance	1.3	2.9
Depreciation, depletion and amortization	.5	.4
Taxes, other than income	—	.1
Intersegment transactions:
Operating revenues	$32.2	$53.8
Purchased natural gas sold	29.9	46.9
Operation and maintenance	2.3	6.9

For more information on intersegment eliminations, see Note 14.

PROSPECTIVE INFORMATION
The following information highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for certain of the Company's businesses. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II, Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2011 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.

MDU Resources Group, Inc.

•	Earnings per common share for 2012, diluted, are projected in the range of $1.00 to $1.25. The Company expects the approximate percentage of 2012 earnings per common share by quarter to be:

◦	Second quarter - 15 percent

◦	Third quarter - 35 percent

◦	Fourth quarter - 30 percent

•	Although near term market conditions are uncertain, the Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

•	The Company continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Electric and natural gas distribution

•
The EPA approved the South Dakota Regional Haze Program on March 29, 2012, which requires the Big Stone Station to install and operate a BART air quality control system to reduce emissions of particulate matter, sulfur dioxide and nitrogen oxides. The Company's share of the cost of this air quality control system is estimated at $125 million. The Company intends to seek recovery of costs related to the above matter in electric rates charged to customers. The Company expects an order for an advance determination of prudence from the NDPSC in the second quarter of 2012, as discussed in Note 16.

•
On July 7, 2011, the Company filed for an advance determination of prudence with the NDPSC on the construction of an 88-MW simple cycle natural gas turbine and associated facilities, as discussed in Note 16.

•
The Company is analyzing potential projects for accommodating load growth in its industrial and agricultural sectors with company and customer-owned pipeline facilities designed to serve existing facilities currently served by fuel oil or propane, and to serve new customers. A project the Company is currently engaged on is a 30-mile natural gas line into the Hanford Nuclear Site in Washington.

•	Currently the Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest.

•
The Company is pursuing opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted towards delivery of renewable energy from the wind rich regions that lie within its traditional electric service territory to major market areas. The Company has a contract to develop a 30-mile high-voltage power line in southeast North Dakota to move power to the electric grid from a proposed 150-MW wind farm. The Company's portion of the project totals approximately $18 million and includes substation upgrades. Construction is underway and the transmission project is expected to be completed by the third quarter of 2012.

•
As reported in Items 1 and 2 - Business and Properties - General in the 2011 Annual Report, the labor contract with the field operations group at Cascade was effective until April 1, 2012. This contract has been ratified and will be in effect through April 1, 2015.

Pipeline and energy services

•
In February 2012, the Company and Calumet Refining, LLC signed a letter of intent to explore the feasibility of jointly building and operating a 20,000 barrel per day diesel topping plant in southwestern North Dakota. The facility would process Bakken crude and market the diesel within the Bakken region. Site selection, permitting, crude oil feed procurement, marketing and engineering studies are currently underway.

•
The Company has recently seen an uptick in natural gas moving to storage and expects average balances for the remainder of the year to be comparable to last year. The divestment and/or curtailment of certain natural gas properties and the deferral of certain gas development activity are expected to result in gathering volumes being lower in 2012 compared to last year. The decline is expected to be partially offset by higher transportation volumes related to growth projects placed in service in the Bakken area.

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

•
Construction has begun on approximately 13 miles of high pressure transmission pipeline from the Stateline processing facilities in northwestern North Dakota to deliver gas into the Northern Border Pipeline. The project is expected to be completed by mid 2012.

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

•
For 2012, the Company expects a 20 percent to 30 percent increase in oil production and a 12 percent to 20 percent decrease in natural gas production. The projected decline in natural gas production is primarily the result of the divestment and/or curtailment of certain natural gas properties and the deferral of certain natural gas development activity because of sustained low natural gas prices.

•
The Company has a total of 10 drilling rigs deployed on its acreage in the Bakken, Texas, Paradox, Heath Shale and other areas. Eight rigs were deployed at year end. Dependent upon results during 2012, further growth in rig activity could occur.

•	Bakken Area

◦	The Company owns a total of approximately 124,000 net acres of leaseholds.

◦	Capital expenditures are expected to total approximately $160 million this year; approximately $60 million higher than the capital spent for 2011.

◦	Mountrail County, North Dakota

•	The Company owns approximately 16,000 net acres of leaseholds targeting the middle Bakken and Three Forks formations.

•	The drilling of 17 operated wells and participation in various non-operated wells is expected for this year with approximately $75 million of capital expenditures.

•	Over 50 future gross well sites have been identified. Estimated gross ultimate recovery per well is 250,000 to 500,000 Bbls.

◦	Stark County, North Dakota

•	The Company holds approximately 51,000 net exploratory leasehold acres, targeting the Three Forks formation.

•	The drilling of 7 operated wells and participation in various non-operated wells is expected for this year with approximately $60 million of capital expenditures.

•	Based on 640-acre spacing, approximately 140 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

◦	Richland County, Montana

•	The Company has increased its acreage to approximately 57,000 net exploratory leasehold acres, targeting the Three Forks formation.

•	The drilling of 5 operated wells is planned for this year with approximately $25 million of capital expenditures.

•	Approximately 100 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

•	Niobrara - southeastern Wyoming

◦	The Company holds approximately 65,000 net exploratory leasehold acres.

◦	The drilling of 4 operated wells is expected for this year with approximately $25 million of capital expenditures.

◦	Approximately 200 potential gross well sites are available based on 640-acre spacing.

•	Paradox Basin - Cane Creek Federal Unit, Utah

◦	The Company holds approximately 75,000 net exploratory leasehold acres.

◦	The Company is evaluating its potential in the area and anticipates increasing the number of wells to be drilled this year considering recently announced appraisal well results.

◦	Approximately 70 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well range from 250,000 to 1,000,000 Bbls.

•	Texas

◦	The Company is targeting areas that have the potential for higher liquids content with approximately $60 million of capital planned for this year.

◦	Plans are to drill 20 operated wells in Texas this year.

◦	Approximately 50 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

•	Heath Shale

◦	The Company holds approximately 90,000 net exploratory leasehold acres in the Heath Shale oil prospect in Montana and expects to drill 4 wells this year with capital of approximately $20 million.

•	Other Opportunities

◦
The Company continues to pursue acquisitions of additional leaseholds. Approximately $25 million of capital has been allocated to leasehold acquisitions, focusing on expansion of existing positions and new opportunities.

◦	The remaining forecasted 2012 capital has been allocated to other operated and non-operated opportunities.

•	Earnings guidance reflects estimated oil and natural gas prices for May through December as follows:

Crude Oil Index:
NYMEX	$95.00 to $105.00 per Bbl
Natural Gas Index:
NYMEX	$2.25 to $2.75 per Mcf
Note: Estimated prices do not reflect potential basis differentials.

•
For the last nine months of 2012, the Company has hedged approximately 60 percent to 65 percent of its estimated oil production and 35 percent to 40 percent of its estimated natural gas production. For 2013, the Company has hedged 35 percent to 40 percent of its estimated oil production. The hedges that are in place as of May 1, 2012, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (Bbl/MMBtu)	Price (Per Bbl/MMBtu)
Crude Oil	Collar	NYMEX	4/12 - 12/12	275,000	$80.00-$87.80
Crude Oil	Collar	NYMEX	4/12 - 12/12	275,000	$80.00-$94.50
Crude Oil	Collar	NYMEX	4/12 - 12/12	275,000	$80.00-$98.36
Crude Oil	Collar	NYMEX	4/12 - 12/12	137,500	$85.00-$102.75
Crude Oil	Collar	NYMEX	4/12 - 12/12	137,500	$85.00-$103.00
Crude Oil	Swap	NYMEX	4/12 - 12/12	137,500	$100.10
Crude Oil	Swap	NYMEX	4/12 - 12/12	137,500	$100.00
Crude Oil	Swap	NYMEX	4/12 - 12/12	275,000	$110.30
Crude Oil	Swap	NYMEX	4/12 - 12/12	275,000	$96.00
Crude Oil	Swap	NYMEX	4/12 - 12/12	275,000	$99.00
Natural Gas	Swap	NYMEX	4/12 - 12/12	2,612,500	$6.27
Natural Gas	Swap	NYMEX	4/12 - 12/12	1,375,000	$5.005
Natural Gas	Swap	NYMEX	4/12 - 12/12	687,500	$5.005
Natural Gas	Swap	NYMEX	4/12 - 12/12	687,500	$5.0125
Natural Gas	Swap	NYMEX	4/12 - 12/12	2,750,000	$3.05
Natural Gas	Swap	Ventura	4/12 - 12/12	2,750,000	$4.87
Crude Oil	Collar	NYMEX	1/13 - 12/13	182,500	$95.00-$117.00
Crude Oil	Collar	NYMEX	1/13 - 12/13	182,500	$95.00-$117.00
Crude Oil	Collar	NYMEX	1/13 - 12/13	365,000	$90.00-$97.05
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$95.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$95.30
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$100.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$100.02
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$102.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$102.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$104.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$104.00
Natural Gas	Basis Swap	CIG	4/12 - 12/12	2,062,500	$0.405
Natural Gas	Basis Swap	CIG	4/12 - 12/12	550,000	$0.41
Notes:
• Ventura is an index pricing point related to Northern Natural Gas Co.'s system; CIG is an index pricing point related to Colorado Interstate Gas Co.'s system.
• For all basis swaps, index prices are below NYMEX prices and are reported as a positive amount in the price column.

Construction materials and contracting

•
Work backlog as of March 31, 2012, was approximately $532 million, compared to approximately $569 million a year ago. The backlog includes a variety of projects such as highway paving projects, airports, bridge work, reclamation and harbor expansion projects.

•	The Company's operations in the prolific Bakken area of North Dakota currently have approximately $30 million of backlog.

•	Projected revenues included in the Company's 2012 earnings guidance are in the range of $1.3 billion to $1.4 billion.

•	The Company anticipates margins in 2012 to be higher than 2011 levels.

•
The Company continues to pursue opportunities for expansion in energy projects such as refineries, transmission, wind towers and geothermal. Initiatives are aimed at capturing additional market share and expansion into new markets.

•
As the country's 5th largest sand and gravel producer, the Company will continue to strategically manage its 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

•
Of the ten labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the 2011 Annual Report, four have been ratified. The six remaining contracts are still in negotiations.

Construction services

•
Work backlog as of March 31, 2012, was approximately $333 million, compared to approximately $347 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	The Company's operations in the prolific Bakken area of North Dakota currently have approximately $5 million of backlog.

•	Projected revenues included in the Company's 2012 earnings guidance are in the range of $750 million to $850 million.

•	The Company anticipates margins in 2012 to be higher than 2011 levels.

•
The Company continues to pursue opportunities for expansion in energy projects such as refineries, transmission, substations, utility services, as well as solar. Initiatives are aimed at capturing additional market share and expansion into new markets.

NEW ACCOUNTING STANDARDS
For information regarding new accounting standards, see Note 7, which is incorporated by reference.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The Company's critical accounting policies involving significant estimates include impairment testing of oil and natural gas production properties, impairment testing of long-lived assets and intangibles, revenue recognition, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2011 Annual Report. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2011 Annual Report.

LIQUIDITY AND CAPITAL COMMITMENTS
At March 31, 2012, the Company had cash and cash equivalents of $91.4 million and available capacity of $591.5 million under the outstanding credit facilities of the Company and its subsidiaries.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first three months of 2012 increased $4.5 million from the comparable period in 2011. The increase was largely due to lower pension contributions, partially offset by decreased cash flows from operations resulting from lower earnings.

Investing activities Cash flows used in investing activities in the first three months of 2012 increased $74.3 million from the comparable period in 2011. The increase was primarily due to higher ongoing capital expenditures of $91.8 million, largely at the exploration and production, electric and natural gas distribution businesses. Higher net proceeds from the sale or disposition of property at the natural gas distribution and construction materials and contracting businesses, as well as lower investments, partially offset the increase in cash flows used in investing activities.

Financing activities Cash flows used in financing activities in the first three months of 2012 decreased $84.4 million from the comparable period in 2011, primarily due to lower repayment of long-term debt and short-term borrowings of $72.3 million and $20.0 million, respectively.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2011 Annual Report. For more information, see Note 15 and Part II, Item 7 in the 2011 Annual Report.

Capital expenditures
Net capital expenditures for the first three months of 2012 were $170.7 million and are estimated to be approximately $700 million for 2012. Estimated capital expenditures include:

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

The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2012 capital expenditures referred to previously. The Company expects the 2012 estimated capital expenditures to be funded by various sources, including internally generated funds; the Company's credit facilities, as described below; and through the issuance of long-term debt.

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2012. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 9, in the 2011 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at March 31, 2012:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$100.0		$—	(b)	$—		5/26/15
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$1.9	(d)	12/28/12	(e)
Intermountain Gas Company	Revolving credit agreement		$65.0	(f)	$—		$—		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(g)	$400.0		$—	(b)	$21.6	(d)	12/13/12
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
(d) The outstanding letters of credit, as discussed in Note 17, reduce amounts available under the credit agreement.
(e) Provisions allow for an extension of up to two years upon consent of the banks. Prior to the maturity of the credit agreement, Cascade expects that it will negotiate the extension or replacement of this agreement.
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

The Company's coverage of fixed charges including preferred stock dividends was 4.1 times and 4.0 times for the 12 months ended March 31, 2012 and December 31, 2011, respectively.

Common stockholders' equity as a percent of total capitalization was 66 percent, 65 percent and 66 percent at March 31, 2012 and 2011 and December 31, 2011, respectively. This ratio is calculated as the Company's common stockholders' equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus stockholders' equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

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

Centennial Energy Holdings, Inc. Centennial's revolving credit agreement supports its commercial paper program. Any commercial paper borrowings under this agreement would be classified as short-term borrowings because the revolving credit agreement expires within one year. Centennial's objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. Downgrades in Centennial's credit ratings have not limited, nor are currently expected to limit, Centennial's ability to access the capital markets. If Centennial were to experience a downgrade of its credit ratings, it may need to borrow under its credit agreement and may experience an increase in overall interest rates with respect to its cost of borrowings.

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

Centennial continues to guarantee CEM's obligations under a construction contract for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. For more information, see Note 17.

Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations relating to long-term debt, estimated interest payments, operating leases, purchase commitments, commodity derivatives, interest rate derivatives and minimum funding requirements for its defined benefit plans for 2012 from those reported in the 2011 Annual Report.

For more information on the Company's uncertain tax positions, see Note 13.

For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2011 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on forecasted sales of oil and natural gas production. Cascade utilizes derivative instruments to manage a portion of its regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas. For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2011 Annual Report, the Consolidated Statements of Comprehensive Income and Note 11.

The following table summarizes derivative agreements entered into by Fidelity and Cascade as of March 31, 2012. These agreements call for Fidelity to receive fixed prices and pay variable prices and for Cascade to receive variable prices and pay fixed prices.

	(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Fidelity
Oil swap agreements maturing in 2012	$101.34	1,100	$(3,515)
Oil swap agreements maturing in 2013	$99.05	1,095	$(4,925)
Natural gas swap agreements maturing in 2012	$4.78	10,863	$24,927
Natural gas basis swap agreements maturing in 2012	$.41	2,613	$(386)

Cascade
Natural gas swap agreement maturing in 2012	$4.47	214	$(489)

	Weighted Average Floor/Ceiling Price (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Fidelity
Oil collar agreements maturing in 2012	$81.25/$95.88	1,100	$(12,201)
Oil collar agreements maturing in 2013	$92.50/$107.03	730	$(2,461)

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2011 Annual Report. For more information, see Part II, Item 7A in the 2011 Annual Report.

Centennial entered into interest rate swap agreements to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. The agreements call for Centennial to receive payments from or make payments to counterparties based on the difference between fixed and variable rates as specified by the interest rate swap agreements. For more information on derivative instruments, see the Consolidated Statements of Comprehensive Income and Note 11.

The following table summarizes derivative instruments entered into by Centennial as of March 31, 2012. The agreements call for Centennial to receive variable rates and pay fixed rates.

(Notional amount and fair value in thousands)

	Weighted Average Fixed Interest Rate	Notional Amount	Fair Value
Centennial
Interest rate swap agreement with mandatory termination date in 2012	3.15%	$10,000	$(1,168)
Interest rate swap agreements with mandatory termination dates in 2013	3.22%	$50,000	$(2,153)

Foreign currency risk
The Company's equity method investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For more information, see Part II, Item 8 - Note 4 in the 2011 Annual Report.

At March 31, 2012 and 2011, and December 31, 2011, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 17, which is incorporated herein by reference.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2011 Annual Report other than the risk related to environmental laws and regulations; the risk associated with electric generation operation that could be adversely impacted by global climate change initiatives to reduce GHG emissions; and the risk related to increased costs related to obligations under multiemployer pension plans. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Environmental and Regulatory Risks
The Company's operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.

The Company is subject to environmental laws and regulations affecting many aspects of its present and future operations, including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, delays as a result of litigation and administrative proceedings, and compliance, remediation, containment, monitoring and reporting obligations, particularly with regard to laws relating to power plant operations and oil and natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Public officials and entities, as well as private individuals and organizations, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation or administrative proceedings that may arise.

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

The EPA finalized a rule in December 2011, that will reduce mercury and other toxic air emissions from coal- and oil-fired electric utility steam generating units. As proposed, air pollution control retrofits, such as baghouses, may be required at company-owned electric generation facilities in order to comply with the rule's emissions limits. Montana-Dakota is evaluating the impact of the final rule on its electric generation resources. Controls must be installed by April 16, 2015. One additional year may be granted by the permitting authority to install pollution controls depending on system reliability issues.

Hydraulic fracturing is an important common practice used by the Company that involves injecting water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. The EPA is developing a study to review the potential effects of hydraulic fracturing on underground sources of drinking water; the results of that study have the potential to impact the likelihood or scope of future legislation or regulation. Other legislative initiatives and regulatory studies, proceedings or initiatives at federal or state agencies focused on the hydraulic fracturing process could result in additional compliance, reporting and disclosure requirements. While not materially impacted by current regulation, future legislation or regulation could cause the Company to experience increased compliance and operating costs, as well as delay or inhibit its ability to develop its oil and natural gas reserves.

Initiatives to reduce GHG emissions could adversely impact the Company's electric generation operations.

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The EPA finalized its endangerment finding for GHG emissions in late 2009, and its GHG "Tailoring" Rule in 2010. The GHG "Tailoring" Rule requires new large emission sources, such as coal-fired electric generating facilities, and existing large emission sources that make modifications that increase GHG emissions to obtain permits and conduct best available control technology evaluations to limit the amount of GHG emission from these sources. In late March 2012, the EPA proposed a GHG NSPS for new fossil fuel-fired units, including coal-fired electric generating units and natural gas-fired combined cycle units. The new carbon dioxide emissions standard is equivalent to a natural gas-fired high efficiency combined cycle unit. The EPA has not applied this new standard to existing fossil fuel-fired units, therefore, no impacts to Montana-Dakota's existing electric generation facilities are expected. However, the stringent standard does not allow for any new coal-fired electric generation to be constructed unless the generating unit's carbon dioxide emissions are captured and sequestered.

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

The future of GHG regulation remains uncertain. Montana-Dakota's electric generating facilities may be subject to climate change laws or regulations within the next few years, such as when the EPA finalizes GHG NSPS regulations. Implementation of treaties, legislation or regulations to reduce GHG emissions could affect Montana-Dakota's electric utility operations by requiring expanded energy conservation efforts or increased development of renewable energy sources, as well as other mandates that could significantly increase capital expenditures and operating costs. If Montana-Dakota does not receive timely and full recovery of GHG emission compliance costs from its customers, then such costs could have an adverse impact on the results of its operations.

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

Various operating subsidiaries of the Company participate in approximately 75 multiemployer pension plans for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2012 and March 31, 2012, the Company issued 11,222 shares of common stock, $1.00 par value, as part of the consideration paid by the Company in the acquisition of a business acquired by the Company in a prior period. The common stock issued by the Company in this transaction was issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, Rule 506 promulgated thereunder, or both. The classes of persons to whom these securities were sold were either accredited investors or other persons to whom such securities were permitted to be offered under the applicable exemption.

The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2012	—
February 1 through February 29, 2012	17,360	$21.67
March 1 through March 31, 2012	—
Total	17,360
(1) Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

ITEM 4. MINE SAFETY DISCLOSURES

For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS

See the index to exhibits immediately preceding the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 4, 2012	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

+10(a)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended March 1, 2012, and Rules and Regulations, as amended March 1, 2012

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.