Form 10-Q
period 2012-06-30
MDU RESOURCES GROUP INC
filed 2012-08-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2012: 188,830,529 shares.

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
Brazilian Transmission Lines
Company's equity method investment in the company owning ECTE, ENTE and ERTE (ownership interests in ENTE and ERTE were sold in the fourth quarter of 2010 and portions of the ownership interest in ECTE were sold in the fourth quarters of 2011 and 2010)

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
ECTE
Empresa Catarinense de Transmissão de Energia S.A. (7.51 percent ownership interest at June 30, 2012, 2.5 and 14.99 percent ownership interests were sold in the fourth quarters of 2011 and 2010, respectively)

ENTE	Empresa Norte de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ERTE	Empresa Regional de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)

LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
MNDOC	Minnesota Department of Commerce
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
NDPSC	North Dakota Public Service Commission
New York Supreme Court	Supreme Court of the State of New York, County of New York
NSPS	New Source Performance Standards
Oil	Includes crude oil, condensate and natural gas liquids
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
RP	Rehabilitation plan
SEC	U.S. Securities and Exchange Commission
SEC Defined Prices
The average price of oil and natural gas during the applicable 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions

Securities Act	Securities Act of 1933, as amended
SourceGas	SourceGas Distribution LLC
WBI Energy Midstream	WBI Energy Midstream, LLC an indirect wholly owned subsidiary of WBI Holdings (previously Bitter Creek Pipelines, LLC, name changed effective July 1, 2012)
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings (previously Williston Basin Interstate Pipeline Company, name changed effective July 1, 2012)
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$204,455	$274,538	$599,533	$752,018
Exploration and production, construction materials and contracting, construction services and other	763,507	656,219	1,221,236	1,080,544
Total operating revenues	967,962	930,757	1,820,769	1,832,562
Operating expenses:
Fuel and purchased power	15,193	14,474	33,613	31,428
Purchased natural gas sold	58,411	101,538	243,839	346,224
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	52,717	70,028	121,115	137,989
Exploration and production, construction materials and contracting, construction services and other	623,347	536,608	999,497	896,408
Depreciation, depletion and amortization	83,627	83,290	169,007	167,964
Taxes, other than income	42,953	42,516	90,928	92,181
Total operating expenses	876,248	848,454	1,657,999	1,672,194
Operating income	91,714	82,303	162,770	160,368
Earnings from equity method investments	385	949	1,637	1,433
Other income	1,249	1,908	2,349	3,809
Interest expense	17,650	20,036	37,089	42,053
Income before income taxes	75,698	65,124	129,667	123,557
Income taxes	26,691	19,889	44,769	35,793
Income from continuing operations	49,007	45,235	84,898	87,764
Income (loss) from discontinued operations, net of tax (Note 8)	5,106	(168)	5,006	280
Net income	54,113	45,067	89,904	88,044
Dividends declared on preferred stocks	171	171	343	342
Earnings on common stock	$53,942	$44,896	$89,561	$87,702

Earnings per common share - basic:
Earnings before discontinued operations	$.26	$.24	$.45	$.46
Discontinued operations, net of tax	.03	—	.02	—
Earnings per common share - basic	$.29	$.24	$.47	$.46

Earnings per common share - diluted:
Earnings before discontinued operations	$.26	$.24	$.45	$.46
Discontinued operations, net of tax	.03	—	.02	—
Earnings per common share - diluted	$.29	$.24	$.47	$.46

Dividends declared per common share	$.1675	$.1625	$.3350	$.3250

Weighted average common shares outstanding - basic	188,831	188,794	188,821	188,732

Weighted average common shares outstanding - diluted	189,107	188,968	189,096	188,903
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$54,113	$45,067	$89,904	$88,044
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $15,059 and $10,576 for the three months ended and $13,129 and $(388) for the six months ended in 2012 and 2011, respectively	25,773	17,057	22,506	(1,217)
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income, net of tax of $1,077 and $(2,191) for the three months ended and $2,738 and $91 for the six months ended in 2012 and 2011, respectively	1,834	(3,650)	4,666	155
Net unrealized gain (loss) on derivative instruments qualifying as hedges	23,939	20,707	17,840	(1,372)
Foreign currency translation adjustment, net of tax of $(402) and $32 for the three months ended and $(265) and $170 for the six months ended in 2012 and 2011, respectively	(579)	50	(435)	262
Net unrealized gain (loss) on available-for-sale investments, net of tax of $(3) and $47 for the three months ended and $11 and $55 for the six months ended in 2012 and 2011, respectively	(5)	87	21	103
Other comprehensive income (loss)	23,355	20,844	17,426	(1,007)
Comprehensive income	$77,468	$65,911	$107,330	$87,037
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	June 30, 2011	December 31, 2011
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$101,643	$107,768	$162,772
Receivables, net	654,609	566,366	646,251
Inventories	333,392	277,327	274,205
Deferred income taxes	21,451	33,732	40,407
Commodity derivative instruments	37,000	14,234	27,687
Prepayments and other current assets	85,729	71,604	43,316
Total current assets	1,233,824	1,071,031	1,194,638
Investments	99,343	116,368	109,424
Property, plant and equipment	8,068,177	7,394,616	7,646,222
Less accumulated depreciation, depletion and amortization	3,478,118	3,236,417	3,361,208
Net property, plant and equipment	4,590,059	4,158,199	4,285,014
Deferred charges and other assets:
Goodwill	635,389	634,931	634,931
Other intangible assets, net	18,656	23,337	20,843
Other	324,299	253,515	311,275
Total deferred charges and other assets	978,344	911,783	967,049
Total assets	$6,901,570	$6,257,381	$6,556,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt due within one year	$282,199	$62,571	$139,267
Accounts payable	379,840	304,049	337,228
Taxes payable	46,919	45,065	70,176
Dividends payable	31,800	30,850	31,794
Accrued compensation	37,774	37,978	47,804
Commodity derivative instruments	1,037	18,686	13,164
Other accrued liabilities	244,922	224,220	259,320
Total current liabilities	1,024,491	723,419	898,753
Long-term debt	1,383,432	1,369,534	1,285,411
Deferred credits and other liabilities:
Deferred income taxes	839,683	727,562	769,166
Other liabilities	833,692	711,516	827,228
Total deferred credits and other liabilities	1,673,375	1,439,078	1,596,394
Commitments and contingencies
Stockholders' equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 189,369,450 at June 30, 2012, 189,332,485 at June 30, 2011 and 189,332,485 at December 31, 2011	189,369	189,332	189,332
Other paid-in capital	1,036,935	1,033,366	1,035,739
Retained earnings	1,612,169	1,523,546	1,586,123
Accumulated other comprehensive loss	(29,575)	(32,268)	(47,001)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,805,272	2,710,350	2,760,567
Total stockholders' equity	2,820,272	2,725,350	2,775,567
Total liabilities and stockholders' equity	$6,901,570	$6,257,381	$6,556,125
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Operating activities:
Net income	$89,904	$88,044
Income from discontinued operations, net of tax	5,006	280
Income from continuing operations	84,898	87,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	169,007	167,964
Earnings, net of distributions, from equity method investments	1,251	512
Deferred income taxes	76,987	60,960
Changes in current assets and liabilities, net of acquisitions:
Receivables	(2,470)	17,259
Inventories	(58,367)	(29,154)
Other current assets	(33,556)	(19,600)
Accounts payable	(7,119)	(3,197)
Other current liabilities	(45,562)	(9,753)
Other noncurrent changes	(10,070)	(17,969)
Net cash provided by continuing operations	174,999	254,786
Net cash used in discontinued operations	(258)	(491)
Net cash provided by operating activities	174,741	254,295

Investing activities:
Capital expenditures	(388,449)	(224,934)
Acquisitions, net of cash acquired	(65,767)	(157)
Net proceeds from sale or disposition of property and other	29,454	16,145
Investments	11,172	(9,955)
Net cash used in continuing operations	(413,590)	(218,901)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(413,590)	(218,901)

Financing activities:
Repayment of short-term borrowings	—	(20,000)
Issuance of long-term debt	299,945	6,000
Repayment of long-term debt	(58,605)	(81,202)
Proceeds from issuance of common stock	88	5,744
Dividends paid	(63,594)	(61,623)
Excess tax benefit on stock-based compensation	26	1,248
Net cash provided by (used in) continuing operations	177,860	(149,833)
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	177,860	(149,833)
Effect of exchange rate changes on cash and cash equivalents	(140)	133
Decrease in cash and cash equivalents	(61,129)	(114,306)
Cash and cash equivalents -- beginning of year	162,772	222,074
Cash and cash equivalents -- end of period	$101,643	$107,768
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2012 and 2011
(Unaudited)

Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2011 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2011 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after June 30, 2012, up to the date of issuance of these consolidated interim financial statements.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $35.3 million, $41.4 million and $29.8 million as of June 30, 2012 and 2011, and December 31, 2011.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts as of June 30, 2012 and 2011, and December 31, 2011, was $12.4 million, $14.2 million and $12.4 million, respectively.

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

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Aggregates held for resale	$90,992	$82,936	$78,518
Asphalt oil	81,915	55,729	32,335
Materials and supplies	72,321	65,363	61,611
Merchandise for resale	30,417	33,435	32,165
Natural gas in storage (current)	26,216	11,993	36,578
Other	31,531	27,871	32,998
Total	$333,392	$277,327	$274,205

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $50.3 million, $47.2 million, and $50.3 million at June 30, 2012 and 2011, and December 31, 2011, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average common shares outstanding - basic	188,831	188,794	188,821	188,732
Effect of dilutive stock options and performance share awards	276	174	275	171
Weighted average common shares outstanding - diluted	189,107	188,968	189,096	188,903
Shares excluded from the calculation of diluted earnings per share	—	—	—	—

Note 6 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Interest, net of amount capitalized	$35,893	$40,646
Income taxes, net	$2,418	$12,887

Noncash investing transactions were as follows:

	June 30,
	2012	2011
	(In thousands)
Property, plant and equipment additions in accounts payable	$76,505	$24,991

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

Note 8 - Discontinued operations
In 2007, Centennial Resources sold CEM to Bicent. In connection with the sale, Centennial Resources agreed to indemnify Bicent and its affiliates from certain third party claims arising out of or in connection with Centennial Resources' ownership or operation of CEM prior to the sale. In addition, Centennial had previously guaranteed CEM's obligations under a construction contract. The Company incurs legal expenses and has accrued liabilities related to this matter. In the second quarter of 2012, discontinued operations reflects a net benefit largely related to estimated insurance recoveries related to this matter. In the first quarter of 2011, the Company had an income tax benefit related to favorable resolution of certain tax matters. These items are reflected as discontinued operations in the consolidated financial statements and accompanying notes. Discontinued operations are included in the Other category. For more information, see Note 18.

Note 9 - Equity method investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at June 30, 2012, include ECTE.

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

At June 30, 2012 and 2011, and December 31, 2011, the Company's equity method investments had total assets of $104.4 million, $107.7 million and $111.1 million, respectively, and long-term debt of $30.3 million, $49.6 million and $37.1 million, respectively. The Company's investment in its equity method investments was approximately $7.4 million, $11.4 million and $9.2 million, including undistributed earnings of $2.3 million, $2.1 million and $3.7 million, at June 30, 2012 and 2011, and December 31, 2011, respectively.

Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Six Months Ended June 30, 2012	Balance as of January 1, 2012*	Goodwill Acquired During the Year**	Balance as of June 30, 2012*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	103,168	458	103,626
Total	$634,931	$458	$635,389
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Six Months Ended June 30, 2011	Balance as of January 1, 2011*	Goodwill Acquired During the Year**	Balance as of June 30, 2011*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	102,870	298	103,168
Total	$634,633	$298	$634,931
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Year Ended December 31, 2011	Balance as of January 1, 2011*	Goodwill Acquired During the Year**	Balance as of December 31, 2011*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	102,870	298	103,168
Total	$634,633	$298	$634,931
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes a purchase price adjustment that was not material related to an acquisition in a prior period.

Other amortizable intangible assets were as follows:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Customer relationships	$21,010	$21,702	$21,702
Accumulated amortization	(10,690)	(9,395)	(10,392)
	10,320	12,307	11,310
Noncompete agreements	7,086	7,685	7,685
Accumulated amortization	(5,057)	(5,062)	(5,371)
	2,029	2,623	2,314
Other	10,978	12,899	11,442
Accumulated amortization	(4,671)	(4,492)	(4,223)
	6,307	8,407	7,219
Total	$18,656	$23,337	$20,843

Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2012, was $1.0 million and $1.9 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2011, was $1.0 million and $1.9 million, respectively. Estimated amortization expense for amortizable intangible assets is $3.8 million in 2012, $3.6 million in 2013, $3.3 million in 2014, $2.6 million in 2015, $2.1 million in 2016 and $5.2 million thereafter.

Note 11 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of June 30, 2012, the Company had no outstanding foreign currency hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2011 Annual Report.

Cascade
At June 30, 2012, Cascade held a natural gas swap agreement, with total forward notional volumes of 123,000 MMBtu, which was not designated as a hedge. Cascade utilizes natural gas swap agreements to manage a portion of its regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. The fair value of the derivative instrument must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Periodic changes in the fair market value of the derivative instruments are recorded on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade will either pay or receive settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three and six months ended June 30, 2012, the change in the fair market value of the derivative instrument of $261,000 and $209,000, respectively, was recorded as a decrease to regulatory assets. For the three and six months ended June 30, 2011, the change in the fair market value of the derivative instruments of

$1.9 million and $8.5 million, respectively, was recorded as a decrease to regulatory assets.

Cascade's derivative instrument contains a cross-default provision that states if the entity fails to make payment with respect to certain of its indebtedness, in excess of specified amounts, the counterparty could require early settlement or termination of such entity's derivative instrument in a liability position. The fair value of Cascade's derivative instrument with a credit-risk-related contingent feature that is in a liability position at June 30, 2012, was $228,000. The aggregate fair value of assets that would have been needed to settle the instrument immediately if the credit-risk-related contingent feature was triggered on June 30, 2012, was $228,000.

Fidelity
At June 30, 2012, Fidelity held oil swap and collar agreements with total forward notional volumes of 3.7 million Bbl, natural gas swap agreements with total forward notional volumes of 9.1 million MMBtu, and natural gas basis swap agreements with total forward notional volumes of 1.7 million MMBtu, a majority of which were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on its forecasted sales of oil and natural gas production.

As of June 30, 2012, the maximum term of the derivative instruments, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 18 months.

Centennial
At June 30, 2012, Centennial held interest rate swap agreements with a total notional amount of $60.0 million, which were designated as cash flow hedging instruments. Centennial entered into these interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. Centennial's interest rate swap agreements have mandatory termination dates ranging from October 2012 through June 2013.

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

For the three and six months ended June 30, 2012, a net gain of $3.9 million (before tax) and a net loss of $400,000 (before tax), respectively, of ineffectiveness on oil and natural gas derivatives that qualified for hedge accounting were reclassified into operating revenues and are reflected on the Consolidated Statements of Income. The amount of hedge ineffectiveness was immaterial for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2012, gains of $1.0 million (before tax) and $1.0 million (before tax), respectively, and for the three and six months ended June 30, 2011, gains of $1.9 million (before tax) and $179,000 (before tax), respectively, related to derivative instruments that did not qualify for hedge accounting were reported in operating revenues on the Consolidated Statements of Income. There were no components of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur, and there were no such reclassifications.

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

Based on June 30, 2012, fair values, over the next 12 months net gains of approximately $22.1 million (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in oil and natural gas market prices and interest rates, as the hedged transactions affect earnings.

Certain of Fidelity's and Centennial's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates or Centennial fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's and Centennial's derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2012, was $7.8 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on June 30, 2012, was $7.8 million.

The location and fair value of the Company's derivative instruments in the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2012	Fair Value at June 30, 2011	Fair Value at December 31, 2011
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$36,360	$14,040	$27,687
	Other assets - noncurrent	11,445	6,265	2,768
		47,805	20,305	30,455
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	640	194	—
	Other assets - noncurrent	212	—	—
		852	194	—
Total asset derivatives		$48,657	$20,499	$30,455

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2012	Fair Value at June 30, 2011	Fair Value at December 31, 2011
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$789	$17,780	$12,727
	Other liabilities - noncurrent	—	6,735	937
Interest rate derivatives	Other accrued liabilities	6,963	—	827
	Other liabilities - noncurrent	—	—	3,935
		7,752	24,515	18,426
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	248	906	437
	Other liabilities - noncurrent	—	—	—
		248	906	437
Total liability derivatives		$8,000	$25,421	$18,863

Note 12 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $46.0 million, $40.3 million and $38.4 million, as of June 30, 2012 and 2011, and December 31, 2011, respectively, are classified as Investments on the Consolidated Balance Sheets. The fair value of these investments decreased $2.7 million for the three months ended June 30, 2012, and increased $2.2 million for the six months ended June 30, 2012. The fair value of these investments decreased $1.3 million for the three months ended June 30, 2011, and increased $790,000 for the six months ended June 30, 2011. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

The Company did not elect the fair value option, which records gains and losses in income, for its remaining available-for-sale securities, which include auction rate securities, mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value and are classified as Investments on the Consolidated Balance Sheets. The Company's auction rate securities approximated cost and, as a result, there were no accumulated unrealized gains or losses recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets related to these investments. In the second quarter of 2012, the Company sold its auction rate securities at cost and did not realize any gains or losses. Unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities are recorded in accumulated other comprehensive income (loss). Details of available-for-sale securities were as follows:

June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance investment contract	$37,250	$8,709	$—	$45,959
Mortgage-backed securities	8,130	128	(5)	8,253
U.S. Treasury securities	1,958	37	(1)	1,994
Total	$47,338	$8,874	$(6)	$56,206

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance investment contract	$31,884	$6,468	$—	$38,352
Auction rate securities	11,400	—	—	11,400
Mortgage-backed securities	8,206	95	(5)	8,296
U.S. Treasury securities	1,619	37	—	1,656
Total	$53,109	$6,600	$(5)	$59,704

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

	Fair Value Measurements at June 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
	(In thousands)
Assets:
Money market funds	$—	$21,054	$—	$21,054
Available-for-sale securities:
Insurance investment contract*	—	45,959	—	45,959
Mortgage-backed securities	—	8,253	—	8,253
U.S. Treasury securities	—	1,994	—	1,994
Commodity derivative instruments	—	48,657	—	48,657
Total assets measured at fair value	$—	$125,917	$—	$125,917
Liabilities:
Commodity derivative instruments	$—	$1,037	$—	$1,037
Interest rate derivative instruments	—	6,963	—	6,963
Total liabilities measured at fair value	$—	$8,000	$—	$8,000
*  The insurance investment contract invests approximately 28 percent in common stock of mid-cap companies, 28 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies and 15 percent in fixed-income and other investments.

	Fair Value Measurements at June 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
	(In thousands)
Assets:
Money market funds	$—	$8,297	$—	$8,297
Available-for-sale securities:
Insurance investment contract*	—	40,328	—	40,328
Auction rate securities	—	11,400	—	11,400
Mortgage-backed securities	—	8,162	—	8,162
U.S. Treasury securities	—	1,969	—	1,969
Commodity derivative instruments	—	20,499	—	20,499
Total assets measured at fair value	$—	$90,655	$—	$90,655
Liabilities:
Commodity derivative instruments	$—	$25,421	$—	$25,421
Total liabilities measured at fair value	$—	$25,421	$—	$25,421
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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three and six months ended June 30, 2012, there were no transfers between Levels 1 and 2.

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at June 30, 2012	$1,665,631	$1,839,430
Long-term debt at June 30, 2011	$1,432,105	$1,550,592
Long-term debt at December 31, 2011	$1,424,678	$1,592,807

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Note 13 - Income taxes
In connection with the income tax examination for the 2007 through 2009 tax years, the Company recorded income tax expense of $2.2 million for unrecognized tax positions in the first quarter of 2012.
In addition, the Company had a reduction of deferred income tax expense of $2.5 million in the first quarter of 2012, due to a deferred income tax rate reduction related to state income tax apportionment.
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

The pipeline and energy services segment provides natural gas transportation, underground storage, processing and gathering services, as well as oil gathering, through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides cathodic protection and other energy-related services.

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

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2011 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended June 30, 2012	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$52,955	$—	$4,419
Natural gas distribution	116,844	—	(6,411)
Pipeline and energy services	34,656	8,937	15,851
	204,455	8,937	13,859
Exploration and production	100,232	5,711	17,957
Construction materials and contracting	438,963	3,097	7,791
Construction services	223,858	219	8,684
Other	454	2,028	5,651
	763,507	11,055	40,083
Intersegment eliminations	—	(19,992)	—
Total	$967,962	$—	$53,942

Three Months Ended June 30, 2011	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$49,986	$—	$4,807
Natural gas distribution	164,626	—	1,902
Pipeline and energy services	59,926	12,504	4,772
	274,538	12,504	11,481
Exploration and production	87,390	25,392	21,326
Construction materials and contracting	375,613	—	4,980
Construction services	192,697	5,379	6,138
Other	519	2,301	971
	656,219	33,072	33,415
Intersegment eliminations	—	(45,576)	—
Total	$930,757	$—	$44,896

Six Months Ended June 30, 2012	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$110,918	$—	$11,978
Natural gas distribution	424,733	—	19,097
Pipeline and energy services	63,882	29,347	18,611
	599,533	29,347	49,686
Exploration and production	188,727	17,038	30,887
Construction materials and contracting	588,232	3,248	(17,141)
Construction services	442,010	244	20,087
Other	2,267	2,355	6,042
	1,221,236	22,885	39,875
Intersegment eliminations	—	(52,232)	—
Total	$1,820,769	$—	$89,561

Six Months Ended June 30, 2011	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$107,831	$—	$13,331
Natural gas distribution	535,010	—	29,418
Pipeline and energy services	109,177	37,245	11,691
	752,018	37,245	54,440
Exploration and production	165,801	50,933	37,596
Construction materials and contracting	519,146	—	(16,423)
Construction services	394,877	6,596	10,771
Other	720	4,589	1,318
	1,080,544	62,118	33,262
Intersegment eliminations	—	(99,363)	—
Total	$1,832,562	$—	$87,702

Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from exploration and production, construction materials and contracting, construction services and other are all from nonregulated operations.

Note 15 - Acquisitions
On May 18, 2012, the Company acquired a 50 percent undivided interest in natural gas and oil midstream assets in western North Dakota. The acquisition includes a natural gas processing plant and a natural gas gathering pipeline system, along with an oil gathering system, an oil storage terminal and an oil pipeline. The total purchase consideration for its interest in the facilities was approximately $66.0 million. The company recognizes its proportionate share of the assets, liabilities, revenues and expenses related to this acquisition. Proforma financial amounts reflecting the effects of the above acquisition have not been presented, as the acquisition was not material to the Company's financial position or results of operations.

Note 16 - Employee benefit plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30,	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$350	$827	$461	$383
Interest cost	4,262	4,959	1,038	1,161
Expected return on assets	(5,845)	(5,727)	(1,201)	(1,308)
Amortization of prior service cost (credit)	(21)	44	(272)	(669)
Amortization of net actuarial (gain) loss	2,102	1,049	887	(53)
Amortization of net transition obligation	—	—	531	531
Curtailment loss	—	1,218	—	—
Net periodic benefit cost, including amount capitalized	848	2,370	1,444	45
Less amount capitalized	196	287	183	(28)
Net periodic benefit cost	$652	$2,083	$1,261	$73

			Other
			Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30,	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$695	$1,654	$873	$722
Interest cost	8,816	9,919	2,181	2,350
Expected return on assets	(11,731)	(11,427)	(2,445)	(2,526)
Amortization of prior service cost (credit)	(42)	87	(544)	(1,338)
Amortization of net actuarial loss	3,783	2,592	1,413	258
Amortization of net transition obligation	—	—	1,063	1,062
Curtailment loss	—	1,218	—	—
Net periodic benefit cost, including amount capitalized	1,521	4,043	2,541	528
Less amount capitalized	430	535	321	(95)
Net periodic benefit cost	$1,091	$3,508	$2,220	$623

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

In addition to the qualified plan defined pension benefits reflected in the table, the Company has an unfunded, nonqualified benefit plan for executive officers and certain key management employees that generally provides for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2012, was $2.0 million and $4.1 million, respectively. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2011, was $1.9 million and $4.0 million, respectively.

Note 17 - Regulatory matters and revenues subject to refund
On May 20, 2011, Montana-Dakota filed an application with the NDPSC requesting advance determination of prudence that the addition of the air quality control system at the Big Stone Station, to comply with the Clean Air Act and the South Dakota Regional Haze Implementation Plan, is reasonable and prudent. A hearing was held on November 29, 2011. On May 9, 2012, the NDPSC issued an order approving the advance determination of prudence.

On July 7, 2011, Montana-Dakota filed for an advance determination of prudence with the NDPSC on the construction of an 88-MW simple cycle natural gas turbine and associated facilities projected to be in service in 2015. The turbine will be located on company-owned property that is adjacent to Montana-Dakota's Heskett Generating Station near Mandan, North Dakota, and would be used to meet the capacity requirements of Montana-Dakota's integrated electric system service customers. The capacity will be a partial replacement for third party contract capacity expiring in 2015. Project cost is estimated to be $85.6 million. On April 11, 2012, the NDPSC issued an order approving the advance determination of prudence and issued a Certificate of Public Convenience and Necessity.

On November 15, 2011, the MNPUC issued a Notice of Investigation; Opportunity to Respond and Comment to investigate whether Great Plains' rates are unreasonable and whether Great Plains should be ordered to initiate a general rate proceeding as Great Plains has earned in excess of its authorized return and the excess earnings are likely to continue into the future. On December 2, 2011, Great Plains responded to the MNPUC's Notice. On January 30, 2012, the MNPUC issued an order that found that the reasonableness of Great Plains' rates had not been resolved to the MNPUC's satisfaction and required Great Plains to initiate a rate proceeding within 180 days of the order, unless resolved through settlement. On March 30, 2012, Great Plains and the MNDOC filed a settlement agreement with the MNPUC, in which Great Plains agreed to reduce its rates by $250,000 annually. The MNPUC approved the settlement agreement on April 26, 2012, with the revenue reduction implemented effective with service rendered on and after June 1, 2012.

Note 18 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. The Company had accrued liabilities of $48.1 million, $40.7 million and $64.1 million for contingencies related to litigation and environmental matters as of June 30, 2012 and 2011, and December 31, 2011, respectively, which includes amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

Litigation
Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent. In February 2009, Centennial received a Notice and Demand from LPP under the guarantee agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM's alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association. The demand sought compensatory damages of $149.7 million. In June 2010, CEM and Bicent made a demand on Centennial Resources for indemnification under the 2007 purchase and sale agreement for indemnifiable losses, including defense fees and costs arising from LPP's arbitration demand and related to Centennial Resources' ownership of CEM prior to its sale to Bicent. Centennial and Centennial Resources filed a complaint with the New York Supreme Court in November 2010, against Bicent seeking damages for breach of contract and other relief. On September 19, 2011, Bicent filed a counterclaim seeking damages against Centennial Resources related to Bicent's costs of defending the LPP arbitration demand which Bicent alleged were in excess of $14.0 million. Bicent and its affiliates, including CEM, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on April 23, 2012, which stayed the New York Supreme Court action. The arbitration hearing on LPP's claim was held in the third quarter of 2011, and an arbitration award was issued January 13, 2012, awarding LPP $22.0 million. Centennial subsequently received a demand from LPP for payment of the arbitration award plus interest and attorneys' fees. An accrual related to the guarantee as a result of the arbitration award was recorded in discontinued operations on the Consolidated Statement of Income in the fourth quarter of 2011. Centennial Resources and Bicent reached agreement on settlement of their claims and dismissal of the New York Supreme Court action subject to approval by the bankruptcy court. The settlement did not have a material effect on the consolidated financial statements for the three and six months ended June 30, 2012. For more information regarding discontinued operations, see Note 8.

Construction Materials Until the fall of 2011 when it discontinued active mining operations at the pit, JTL operated the Target Range Gravel Pit in Missoula County, Montana under a 1975 reclamation contract pursuant to the Montana Opencut Mining Act. In September 2009, the Montana DEQ sent a letter asserting JTL was in violation of the Montana Opencut Mining Act by conducting mining operations outside a permitted area. JTL filed a complaint in Montana First Judicial District Court in June

2010, seeking a declaratory order that the reclamation contract is a valid permit under the Montana Opencut Mining Act. The Montana DEQ filed an answer and counterclaim to the complaint in August 2011, alleging JTL was in violation of the Montana Opencut Mining Act and requesting imposition of penalties of not more than $3.7 million plus not more than $5,000 per day from the date of the counterclaim. The Company believes the operation of the Target Range Gravel Pit was conducted under a valid permit; however, the imposition of civil penalties is reasonably possible. The Company filed an application for amendment of its opencut mining permit and intends to resolve this matter through settlement or continuation of the Montana First Judicial District Court litigation.

Natural Gas Gathering Operations In January 2010, SourceGas filed an application with the Colorado State District Court to compel WBI Energy Midstream to arbitrate a dispute regarding operating pressures under a natural gas gathering contract on one of WBI Energy Midstream's pipeline gathering systems in Montana. WBI Energy Midstream resisted the application and sought a declaratory order interpreting the gathering contract. In May 2010, the Colorado State District Court granted the application and ordered WBI Energy Midstream into arbitration. An arbitration hearing was held in August 2010. In October 2010, the arbitration panel issued an award in favor of SourceGas for approximately $26.6 million. As a result, WBI Energy Midstream, which is included in the pipeline and energy services segment, recorded a $26.6 million charge ($16.5 million after tax) in the third quarter of 2010. On April 20, 2011, the Colorado State District Court confirmed the arbitration award as a court judgment. WBI Energy Midstream filed an appeal from the Colorado State District Court's order and judgment to the Colorado Court of Appeals. The Colorado Court of Appeals issued a decision on May 24, 2012, reversing the Colorado State District Court order compelling arbitration, vacating the final award and remanding the case to the Colorado State District Court to determine SourceGas's claims and WBI Energy Midstream's counterclaims. As a result of the Colorado Court of Appeals decision, in the second quarter of 2012, WBI Energy Midstream recorded a net benefit of $24.1 million ($15.0 million after tax), which is largely reflected in operation and maintenance expense on the Consolidated Statements of Income, related to this matter because the incurrence of a loss for the arbitration award is not probable. On August 2, 2012, SourceGas filed a petition for writ of certiorari with the Colorado Supreme Court for review of the Colorado Court of Appeals decision. WBI Energy Midstream anticipates that on remand to the Colorado State District Court, SourceGas will assert claims similar to those asserted in the arbitration proceeding.

In a related matter, Omimex filed a complaint against WBI Energy Midstream in Montana Seventeenth Judicial District Court in July 2010 alleging WBI Energy Midstream breached a separate gathering contract with Omimex as a result of the increased operating pressures demanded by SourceGas on the same natural gas gathering system. In December 2011, Omimex filed an amended complaint alleging WBI Energy Midstream breached obligations to operate its gathering system as a common carrier under United States and Montana law. WBI Energy Midstream removed the action to the United States District Court for the District of Montana. Expert reports submitted by Omimex contend its damages as a result of the increased operating pressures are $16.1 million to $22.6 million. The Company believes the claims asserted by Omimex are without merit and an award is not deemed probable. The Company intends to vigorously defend against the claims.

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

The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ is preparing a staff report which will recommend a cleanup alternative for the site. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent. Cascade has accrued $1.3 million for remediation of this site.

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List. Cascade is in discussions with the EPA regarding an administrative settlement agreement and consent order with the intent of reaching consensus on the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $6.4 million for the remedial investigation and feasibility study and $6.4 million for remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

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

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the oil and natural gas swap and collar agreements as the amount of the obligation is dependent upon oil and natural gas commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap and collar agreements at June 30, 2012, expire in the years ranging from 2012 to 2013; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. There were no amounts outstanding by Fidelity at June 30, 2012. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At June 30, 2012, the fixed maximum amounts guaranteed under these agreements aggregated $87.3 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $7.9 million in 2012; $62.4 million in 2013; $300,000 in 2014; $100,000 in 2015; $100,000 in 2016; $700,000 in 2018; $300,000 in 2019; $11.5 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $500,000 and was reflected on the Consolidated Balance Sheet at June 30, 2012. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies, natural gas transportation agreements and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2012, the fixed maximum amounts guaranteed under these letters of credit, aggregated $27.5 million. In 2012 and 2013, $20.2 million and $7.3 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at June 30, 2012.

WBI Holdings has an outstanding guarantee to WBI Energy Transmission. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At June 30, 2012, the fixed maximum amount guaranteed under this agreement was $5.0 million and is scheduled to expire in 2014. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.1 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at June 30, 2012, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at June 30, 2012.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries, as well as an arbitration award. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of June 30, 2012, approximately $604 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational and environmental regulations. The ability of these segments to grow through acquisitions is subject to significant competition. In addition, the ability of both segments to grow service territory and customer base is affected by the economic environment of the markets served and competition from other energy providers and fuels. The construction of any new electric generating facilities, transmission lines and other service facilities are subject to increasing cost and lead time, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which will necessitate increases in electric energy prices. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas.

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

Exploration and Production
Strategy Apply technology and utilize existing exploration and production expertise, with a focus on operated properties, to increase production and reserves from existing leaseholds, and to seek additional reserves and production opportunities both in new and existing areas to further expand the segment's asset base. By optimizing existing operations and taking advantage of new and incremental growth opportunities, this segment is focused on balancing the oil and gas commodity mix to maximize profitability with its goal to add value by increasing both reserves and production over the long term so as to generate competitive returns on investment.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions, where applicable)
Electric	$4.4	$4.8	$12.0	$13.3
Natural gas distribution	(6.4)	1.9	19.1	29.4
Pipeline and energy services	15.8	4.8	18.6	11.7
Exploration and production	18.0	21.3	30.9	37.6
Construction materials and contracting	7.8	5.0	(17.1)	(16.4)
Construction services	8.7	6.1	20.1	10.8
Other	.5	1.1	1.0	1.1
Earnings before discontinued operations	48.8	45.0	84.6	87.5
Income (loss) from discontinued operations, net of tax	5.1	(.1)	5.0	.2
Earnings on common stock	$53.9	$44.9	$89.6	$87.7
Earnings per common share - basic:
Earnings before discontinued operations	$.26	$.24	$.45	$.46
Discontinued operations, net of tax	.03	—	.02	—
Earnings per common share - basic	$.29	$.24	$.47	$.46
Earnings per common share - diluted:
Earnings before discontinued operations	$.26	$.24	$.45	$.46
Discontinued operations, net of tax	.03	—	.02	—
Earnings per common share - diluted	$.29	$.24	$.47	$.46
Return on average common equity for the 12 months ended			7.7%	8.9%

Three Months Ended June 30, 2012 and 2011 Consolidated earnings for the quarter ended June 30, 2012, increased $9.0 million from the comparable prior period largely due to:

•	A net benefit related to the natural gas gathering operations litigation of $15.0 million (after tax), as discussed in Note 18, at the pipeline and energy services business

•	Income from discontinued operations of $5.1 million (after tax), as discussed in Note 8

Partially offsetting these increases were decreased retail sales volumes, higher operation and maintenance expense, as well as higher income taxes at the natural gas distribution business.

Six Months Ended June 30, 2012 and 2011 Consolidated earnings for the six months ended June 30, 2012, increased $1.9 million from the comparable prior period largely due to:

•
Higher workloads and margins in the Central and Western regions, higher equipment sales and rental margins, as well as higher margins in the Mountain region, partially offset by higher general and administrative expense at the construction services business

•	Lower operation and maintenance expense, as previously discussed, partially offset by lower gathering volumes and lower storage services revenue at the pipeline and energy services business

•	Income from discontinued operations of $5.0 million (after tax), as previously discussed

Partially offsetting these increases were:

•	Decreased retail sales volumes, higher operation and maintenance expense, as well as higher income taxes at the natural gas distribution business

•
Lower average realized natural gas prices, decreased natural gas production and higher depreciation, depletion and amortization expense, partially offset by increased oil production, lower gathering and transportation expense and lower production taxes at the exploration and production business

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions, where applicable)
Operating revenues	$53.0	$50.0	$110.9	$107.8
Operating expenses:
Fuel and purchased power	15.2	14.5	33.6	31.4
Operation and maintenance	19.1	18.3	35.3	34.3
Depreciation, depletion and amortization	8.0	7.9	16.1	16.1
Taxes, other than income	2.6	2.5	5.3	5.0
	44.9	43.2	90.3	86.8
Operating income	8.1	6.8	20.6	21.0
Earnings	$4.4	$4.8	$12.0	$13.3
Retail sales (million kWh)	666.3	614.6	1,436.0	1,409.3
Sales for resale (million kWh)	1.0	21.8	2.9	28.5
Average cost of fuel and purchased power per kWh	$.021	$.021	$.022	$.021

Three Months Ended June 30, 2012 and 2011 Electric earnings decreased $400,000 (8 percent) due to:

•	Higher income taxes of $1.3 million, primarily related to the absence of the reduction of deferred income taxes associated with benefits in 2011

•	Higher operation and maintenance expense of $600,000 (after tax), including increased contract services at certain of the Company's electric generation stations

The earnings decrease was partially offset by higher retail sales volumes of 8 percent, primarily to small commercial and industrial customers and residential customers, reflecting increased demand due to warmer weather than last year, as well as increased customer growth.

Six Months Ended June 30, 2012 and 2011 Electric earnings decreased $1.3 million (10 percent) due to:

•
Higher income taxes of $1.8 million, primarily related to the absence of the reduction of deferred income taxes as previously discussed, as well as the absence of an income tax benefit related to favorable resolution of certain income tax matters in 2011

•	Higher operation and maintenance expense of $600,000 (after tax), as previously discussed

Partially offsetting these decreases were increased retail sales volumes of 2 percent, primarily to small commercial and industrial customers, as previously discussed.

Natural Gas Distribution

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions, where applicable)
Operating revenues	$116.8	$164.6	$424.7	$535.0
Operating expenses:
Purchased natural gas sold	62.9	102.0	262.2	359.4
Operation and maintenance	35.9	33.3	71.1	67.6
Depreciation, depletion and amortization	11.3	11.2	22.5	22.4
Taxes, other than income	10.0	10.6	26.2	28.4
	120.1	157.1	382.0	477.8
Operating income (loss)	(3.3)	7.5	42.7	57.2
Earnings (loss)	$(6.4)	$1.9	$19.1	$29.4
Volumes (MMdk):
Sales	13.4	17.3	52.1	61.3
Transportation	26.8	25.6	64.7	59.7
Total throughput	40.2	42.9	116.8	121.0
Degree days (% of normal)*
Montana-Dakota	77%	120%	77%	112%
Cascade	94%	118%	99%	107%
Intermountain	97%	141%	94%	113%
Average cost of natural gas, including transportation, per dk	$4.70	$5.88	$5.03	$5.87
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended June 30, 2012 and 2011 The natural gas distribution business recognized a loss of $6.4 million compared to earnings of $1.9 million for the comparable prior period due to:

•	Lower earnings of $4.4 million (after tax) related to decreased retail sales volumes, largely resulting from significantly warmer weather than last year

•	Higher operation and maintenance expense of $1.9 million (after tax), including higher benefit and payroll-related costs

•	Higher income taxes of $1.5 million, primarily related to the absence of a reduction of deferred income taxes associated with benefits in 2011

Six Months Ended June 30, 2012 and 2011 Earnings at the natural gas distribution business decreased $10.3 million (35 percent) due to:

•
Lower earnings of $7.0 million (after tax) related to decreased retail sales volumes, largely resulting from significantly warmer weather than last year, partially offset by weather normalization adjustments in certain jurisdictions

•	Higher operation and maintenance expense of $1.9 million (after tax), as previously discussed

•	Higher income taxes of $1.6 million, as previously discussed

Pipeline and Energy Services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012		2011	2012		2011
	(Dollars in millions)
Operating revenues	$43.6		$72.4	$93.2		$146.4
Operating expenses:
Purchased natural gas sold	8.5		33.9	24.6		68.0
Operation and maintenance	(1.4)	*	18.6	15.6	*	36.2
Depreciation, depletion and amortization	6.8		6.4	13.1		12.8
Taxes, other than income	3.5		3.4	6.9		7.0
	17.4		62.3	60.2		124.0
Operating income	26.2		10.1	33.0		22.4
Earnings	$15.8		$4.8	$18.6		$11.7
Transportation volumes (MMdk)	36.8		25.8	68.8		53.1
Gathering volumes (MMdk)	11.6		16.9	25.8		34.4
Customer natural gas storage balance (MMdk):
Beginning of period	27.3		32.9	36.0		58.8
Net injection (withdrawal)	13.1		(1.2)	4.4		(27.1)
End of period	40.4		31.7	40.4		31.7
* Reflects a net benefit related to the natural gas gathering operations litigation, as discussed in Note 18.

Three Months Ended June 30, 2012 and 2011 Pipeline and energy services earnings increased $11.0 million due to:

•
Lower operation and maintenance expense, largely due to a net benefit related to the natural gas gathering operations litigation, as discussed in Note 18, partially offset by an impairment of certain natural gas gathering assets of $1.7 million (after tax), largely due to low natural gas prices

•	Increased transportation volumes of $900,000 (after tax), largely higher volumes transported to storage

Partially offsetting the earnings increase were lower gathering volumes of $2.7 million (after tax), largely resulting from customers experiencing curtailments, normal production declines, deferral of certain natural gas development activity and the Company's divestments.

Results also reflect lower operating revenues and lower purchased natural gas sold, both related to lower natural gas prices.

Six Months Ended June 30, 2012 and 2011 Pipeline and energy services earnings increased $6.9 million, largely due to lower operation and maintenance expense, as previously discussed. Partially offsetting the earnings increase were:

•	Lower gathering volumes of $4.1 million (after tax), as previously discussed

•	Lower storage services revenue of $1.7 million (after tax), largely lower average storage balances

Results also reflect lower operating revenues and lower purchased natural gas sold, both related to lower natural gas prices.

Exploration and Production

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions, where applicable)
Operating revenues:
Oil	$85.1	$68.5	$158.6	$127.0
Natural gas	20.8	44.3	47.2	89.7
	105.9	112.8	205.8	216.7
Operating expenses:
Operation and maintenance:
Lease operating costs	19.0	18.4	37.5	36.4
Gathering and transportation	4.2	5.6	8.5	11.3
Other	9.5	9.2	18.7	17.5
Depreciation, depletion and amortization	34.4	33.4	71.2	67.6
Taxes, other than income:
Production and property taxes	8.7	10.5	18.3	20.5
Other	.3	.2	.6	.5
	76.1	77.3	154.8	153.8
Operating income	29.8	35.5	51.0	62.9
Earnings	$18.0	$21.3	$30.9	$37.6
Production:
Oil (MBbls)	1,085	821	2,042	1,623
Natural gas (MMcf)	8,239	11,253	18,286	23,011
Total production (MBOE)	2,458	2,696	5,090	5,458
Average realized prices (including hedges):
Oil (per Bbl)	$78.51	$83.42	$77.67	$78.26
Natural gas (per Mcf)	$2.52	$3.94	$2.58	$3.90
Average realized prices (excluding hedges):
Oil (per Bbl)	$71.89	$89.25	$77.86	$84.31
Natural gas (per Mcf)	$1.46	$3.49	$1.72	$3.44
Average depreciation, depletion and amortization rate, per BOE	$13.32	$11.76	$13.32	$11.76
Production costs, including taxes, per BOE:
Lease operating costs	$7.74	$6.83	$7.37	$6.67
Gathering and transportation	1.70	2.07	1.66	2.06
Production and property taxes	3.54	3.87	3.58	3.76
	$12.98	$12.77	$12.61	$12.49

Three Months Ended June 30, 2012 and 2011 Exploration and production earnings decreased $3.3 million (16 percent) due to:

•	Lower average realized natural gas prices of 36 percent

•
Decreased natural gas production of 27 percent, largely related to a decision to curtail production, normal production declines, deferral of certain natural gas development activity and divestment at existing properties

•	Lower average realized oil prices of 6 percent

•	Higher depreciation, depletion and amortization expense of $700,000 (after tax), due to higher depletion rates, partially offset by lower volumes

Partially offsetting these decreases were:

•	Increased oil production of 32 percent, largely related to drilling activity in the Bakken area, Paradox Basin, as well as at the South Texas properties

•	Lower production taxes of $1.1 million (after tax), largely resulting from lower oil and natural gas prices excluding hedges

Six Months Ended June 30, 2012 and 2011 Exploration and production earnings decreased $6.7 million (18 percent) due to:

•	Lower average realized natural gas prices of 34 percent

•	Decreased natural gas production of 21 percent, as previously discussed

•	Higher depreciation, depletion and amortization expense of $2.3 million (after tax), as previously discussed

•	Higher general and administrative expense of $900,000 (after tax), including higher payroll-related costs

Partially offsetting these decreases were:

•	Increased oil production of 26 percent, largely related to drilling activity in the Bakken area, the South Texas properties, as well as the Paradox Basin

•	Lower gathering and transportation expense of $1.7 million (after tax), largely due to lower gathering costs resulting from lower volumes and lower gathering rates in the coalbed area

•	Lower production taxes of $1.4 million (after tax), largely resulting from lower natural gas prices excluding hedges

Construction Materials and Contracting

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Operating revenues	$442.1	$375.6	$591.5	$519.2
Operating expenses:
Operation and maintenance	396.7	334.2	553.7	481.1
Depreciation, depletion and amortization	19.8	21.2	39.6	42.6
Taxes, other than income	10.6	9.8	18.6	17.5
	427.1	365.2	611.9	541.2
Operating income (loss)	15.0	10.4	(20.4)	(22.0)
Earnings (loss)	$7.8	$5.0	$(17.1)	$(16.4)
Sales (000's):
Aggregates (tons)	6,481	6,479	8,974	9,306
Asphalt (tons)	1,761	1,842	1,861	2,007
Ready-mixed concrete (cubic yards)	837	698	1,305	1,095

Three Months Ended June 30, 2012 and 2011 Earnings at the construction materials and contracting business increased $2.8 million (56 percent) due to:

•
Increased construction margins of $2.3 million (after tax), largely due to favorable weather in the North Central and Intermountain regions and increased construction activity in the North Central region

•	Lower selling, general and administrative costs of $900,000 (after tax), largely lower benefit-related costs

•	Higher earnings of $800,000 (after tax) resulting from higher liquid asphalt oil volumes and margins

•	Higher earnings of $700,000 (after tax) resulting from higher aggregate margins, largely in the North Central region

Partially offsetting these increases were lower earnings of $1.9 million (after tax) resulting from lower asphalt margins, largely due to higher costs.

Six Months Ended June 30, 2012 and 2011 Construction materials and contracting experienced an increased loss of $700,000 (4 percent). This increased loss was the result of:

•	Lower earnings of $2.3 million (after tax) resulting from lower asphalt margins, as previously discussed

•	Higher income taxes, primarily due to the absence of an income tax benefit of $2.0 million related to favorable resolution of certain income tax matters in 2011

•	Lower earnings of $1.7 million (after tax) resulting from lower aggregate margins, primarily due to higher costs

Partially offsetting the increased loss were:

•	Increased construction margins of $2.4 million (after tax), as previously discussed

•	Higher earnings of $1.0 million (after tax) resulting from higher ready-mixed concrete volumes and margins, largely in the North Central region

•	Lower selling, general and administrative costs of $700,000 (after tax), including lower benefit-related costs

Construction Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Operating revenues	$224.1	$198.1	$442.3	$401.5
Operating expenses:
Operation and maintenance	198.6	178.3	386.6	363.2
Depreciation, depletion and amortization	2.8	2.8	5.5	5.8
Taxes, other than income	7.2	5.5	15.0	13.2
	208.6	186.6	407.1	382.2
Operating income	15.5	11.5	35.2	19.3
Earnings	$8.7	$6.1	$20.1	$10.8

Three Months Ended June 30, 2012 and 2011 Construction services earnings increased $2.6 million (41 percent), primarily due to higher equipment sales and rental margins, as well as higher workloads and margins in the Central and Western regions. These increases were partially offset by higher general and administrative expense of $1.4 million (after tax), including higher payroll-related costs.

Six Months Ended June 30, 2012 and 2011 Construction services earnings increased $9.3 million (86 percent), primarily due to higher workloads and margins in the Central and Western regions, higher equipment sales and rental margins, as well as higher margins in the Mountain region. These increases were partially offset by higher general and administrative expense of $2.6 million (after tax), largely higher payroll-related costs.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Other:
Operating revenues	$2.5	$2.8	$4.6	$5.3
Operation and maintenance	1.5	1.9	2.9	4.9
Depreciation, depletion and amortization	.5	.4	1.0	.7
Taxes, other than income	.1	—	—	.1
Intersegment transactions:
Operating revenues	$20.0	$45.5	$52.2	$99.3
Purchased natural gas sold	13.0	34.3	42.9	81.2
Operation and maintenance	7.0	11.2	9.3	18.1

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

MDU Resources Group, Inc.

•	Earnings per common share for 2012 are projected in the range of $1.00 to $1.25. The Company expects the approximate percentage of 2012 earnings per common share by quarter to be:

◦	Third quarter - 35 percent

◦	Fourth quarter - 25 percent

•	Although near term market conditions are uncertain, the Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 percent to 10 percent.

•	The Company continually seeks opportunities to expand through strategic acquisitions and organic growth opportunities.

Electric and natural gas distribution

•
The EPA approved the South Dakota Regional Haze Program which requires the Big Stone Station to install and operate a BART air quality control system to reduce emissions of particulate matter, sulfur dioxide and nitrogen oxides. The NDPSC issued an order approving advance determination of prudence for recovery of costs related to this system in electric rates charged to customers, as discussed in Note 17. The Company's share of the cost is estimated at $125 million.

•
The NDPSC issued an order approving the advance determination of prudence and a Certificate of Public Convenience and Necessity on the construction of an 88-MW simple cycle natural gas turbine and associated facilities, as discussed in Note 17.

•
The Company is analyzing potential projects for accommodating load growth in its industrial and agricultural sectors with company and customer-owned pipeline facilities designed to serve existing facilities currently served by fuel oil or propane, and to serve new customers. The Company is currently engaged on a 30-mile natural gas line project into the Hanford Nuclear Site in Washington.

•	Currently the Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest and Idaho.

•
The Company plans to invest approximately $75 million in 2012 to serve the growing electric and gas customer base associated with the Bakken oil development in western North Dakota and eastern Montana.

•	The Company is pursuing opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted towards delivery of energy to major market areas.

Pipeline and energy services

•
The Company and Calumet Refining, LLC are exploring the feasibility of jointly building and operating a 20,000 Bbl per day diesel topping plant in southwestern North Dakota. The facility would process Bakken crude and market the diesel within the Bakken region. Site selection, permitting, crude oil procurement, marketing and engineering studies are currently underway.

•
In May 2012, the Company announced an agreement purchasing 50 percent undivided interest in Whiting Oil and Gas Corporation's natural gas and oil midstream assets near Belfield, North Dakota in the Bakken area. The Company paid $66 million at closing and will be responsible for 60 percent of certain future capital expenditures as specified in the agreement. The Belfield natural gas processing plant has an inlet processing capacity of 35 MMcf per day. The oil terminal is currently under construction, with completion expected in the third quarter of 2012.

•
The Company expects average natural gas storage balances for the remainder of the year to be comparable to last year. The curtailment and/or divestment of certain natural gas properties and the deferral of certain gas development activity are expected to result in gathering volumes being lower in 2012 compared to last year. The decline is expected to be partially offset by higher transportation volumes related to growth projects placed in service in the Bakken area.

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

•	In August 2012, the Company expects to place in service approximately 13 miles of high pressure transmission pipeline from the Stateline processing facilities in northwestern North Dakota to deliver gas into the Northern Border Pipeline.

Exploration and production

•
The Company has increased its expected capital expenditures to approximately $475 million in 2012, up from $400 million. The Company continues its focus on returns by allocating the majority of its capital investment into the production of oil given the current commodity price environment.

•
For 2012, the Company now expects a 25 percent to 30 percent increase in oil production and a 25 percent to 30 percent decrease in natural gas production. The projected decline in natural gas production is primarily the result of a decision to curtail certain natural gas properties as well as divestments and the deferral of certain natural gas development activity because of sustained low natural gas prices.

•	The Company has a total of nine drilling rigs deployed on its acreage in the Bakken, Texas, Paradox and other areas.

•	Bakken Area

◦	The Company owns a total of approximately 124,000 net acres of leaseholds.

◦	Capital expenditures are expected to total approximately $215 million this year; an expansion of $115 million compared to 2011.

◦	Mountrail County, North Dakota

▪
The Company owns approximately 16,000 net acres of leaseholds targeting the middle Bakken and Three Forks formations. The drilling of 20 operated wells and participation in various non-operated wells is expected for this year.

▪
Approximately 40 remaining middle Bakken locations have been identified. This does not include any additional Three Forks potential, which is currently being evaluated. Estimated gross ultimate recovery rates per well are 250,000 to 500,000 Bbls.

◦	Stark County, North Dakota

▪
The Company holds approximately 51,000 net exploratory leasehold acres, targeting the Three Forks formation. The drilling of 14 operated wells and participation in various non-operated wells is expected for this year.

▪
Based on current information and assuming 1280-acre spacing, the Company has identified approximately 40 future drill sites. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

◦	Richland County, Montana

▪	The Company holds approximately 57,000 net exploratory leasehold acres, targeting the Three Forks formation. The drilling of 6 operated wells is planned for this year.

▪	Approximately 100 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

•	Niobrara - southeastern Wyoming

◦	The Company holds approximately 65,000 net exploratory leasehold acres.

◦	The drilling of 4 operated wells has been completed with approximately $25 million of capital expenditures. The economic viability of the Niobrara and other horizons is currently being evaluated.

◦	Approximately 200 potential gross well sites are available based on 640-acre spacing.

•	Paradox Basin - Cane Creek Federal Unit, Utah

◦	The Company holds approximately 75,000 net exploratory leasehold acres.

◦	The drilling of 6 to 8 operated wells is planned for this year with approximately $50 million of capital expenditures.

◦	Approximately 70 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well range from 250,000 to 1,000,000 Bbls.

•	Texas

◦	The Company is targeting areas that have the potential for higher liquids content with approximately $60 million of capital planned for this year.

◦	Plans are to drill 13 operated wells in Texas this year and participate in some non-operated activity.

◦	Approximately 50 potential gross well sites have been identified. Estimated gross ultimate recovery rates per well are 250,000 to 400,000 Bbls.

•	Heath Shale

◦	The Company holds approximately 90,000 net exploratory leasehold acres in the Heath Shale oil prospect in Montana and expects to drill 5 wells this year with capital of approximately $35 million.

•	Sioux County, Nebraska

◦
The Company has entered into an exploration agreement where it will drill two vertical wells and one horizontal well during 2012. The first vertical well in the project has been drilled and is awaiting fracture stimulation, and the second vertical well is currently being drilled. The horizontal well is planned for the fourth quarter of this year. After evaluating these initial wells, the Company may exercise an option to purchase a 65 percent working interest in approximately 79,000 gross acres.

•	Other Opportunities

◦	The remaining forecasted 2012 capital has been allocated to other operated and non-operated opportunities, including $25 million for acquisitions of leaseholds.

•	Earnings guidance reflects estimated oil and natural gas prices for August through December as follows:

Crude Oil Index:
NYMEX	$85.00 to $95.00 per Bbl
Natural Gas Index:
NYMEX	$2.75 to $3.25 per Mcf
Note: Estimated prices do not reflect potential basis differentials.

•
For the last six months of 2012, the Company has hedged approximately 55 percent to 60 percent of its estimated oil production and 60 percent to 65 percent of its estimated natural gas production. For 2013, the Company has hedged 35 percent to 40 percent of its estimated oil production. The hedges that are in place as of August 1, 2012, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (Bbl/MMBtu)	Price (Per Bbl/MMBtu)
Crude Oil	Collar	NYMEX	7/12 - 12/12	184,000	$80.00-$87.80
Crude Oil	Collar	NYMEX	7/12 - 12/12	184,000	$80.00-$94.50
Crude Oil	Collar	NYMEX	7/12 - 12/12	184,000	$80.00-$98.36
Crude Oil	Collar	NYMEX	7/12 - 12/12	92,000	$85.00-$102.75
Crude Oil	Collar	NYMEX	7/12 - 12/12	92,000	$85.00-$103.00
Crude Oil	Swap	NYMEX	7/12 - 12/12	92,000	$100.10
Crude Oil	Swap	NYMEX	7/12 - 12/12	92,000	$100.00
Crude Oil	Swap	NYMEX	7/12 - 12/12	184,000	$110.30
Crude Oil	Swap	NYMEX	7/12 - 12/12	184,000	$96.00
Crude Oil	Swap	NYMEX	7/12 - 12/12	184,000	$99.00
Natural Gas	Swap	NYMEX	7/12 - 12/12	1,748,000	$6.27
Natural Gas	Swap	NYMEX	7/12 - 12/12	920,000	$5.005
Natural Gas	Swap	NYMEX	7/12 - 12/12	460,000	$5.005
Natural Gas	Swap	NYMEX	7/12 - 12/12	460,000	$5.0125
Natural Gas	Swap	NYMEX	7/12 - 12/12	1,840,000	$3.05
Natural Gas	Swap	NYMEX	7/12 - 12/12	1,840,000	$2.805
Natural Gas	Swap	Ventura	7/12 - 12/12	1,840,000	$4.87
Crude Oil	Collar	NYMEX	1/13 - 12/13	182,500	$95.00-$117.00
Crude Oil	Collar	NYMEX	1/13 - 12/13	182,500	$95.00-$117.00
Crude Oil	Collar	NYMEX	1/13 - 12/13	365,000	$90.00-$97.05
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$95.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$95.30
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$100.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$100.02
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$102.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$102.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$104.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$104.00
Natural Gas	Basis Swap	CIG	7/12 - 12/12	1,380,000	$0.405
Natural Gas	Basis Swap	CIG	7/12 - 12/12	368,000	$0.41
Notes:
• Ventura is an index pricing point related to Northern Natural Gas Co.'s system; CIG is an index pricing point related to Colorado Interstate Gas Co.'s system.
• For all basis swaps, index prices are below NYMEX prices and are reported as a positive amount in the price column.

Construction materials and contracting

•
Work backlog as of June 30, 2012, was approximately $636 million, compared to approximately $649 million a year ago. The backlog includes a variety of projects such as highway paving projects, airports, bridge work, reclamation and harbor expansions.

•	The Company's backlog in the Bakken area of North Dakota is approximately $55 million.

•	Projected revenues included in the Company's 2012 earnings guidance are in the range of $1.4 billion to $1.5 billion.

•	The Company anticipates margins in 2012 to be slightly lower compared to 2011.

•
The Company continues to pursue opportunities for expansion in energy projects such as refineries, transmission, wind towers, and geothermal. Initiatives are aimed at capturing additional market share and expansion into new markets.

•
As the country's 5th largest sand and gravel producer, the Company will continue to strategically manage its 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

•
Of the ten labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the 2011 Annual Report, five have been ratified. The five remaining contracts are still in negotiations.

Construction services

•
Work backlog as of June 30, 2012, was approximately $344 million, compared to approximately $364 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	The Company's backlog in the Bakken area of North Dakota is approximately $3 million.

•	Projected revenues included in the Company's 2012 earnings guidance are in the range of $775 million to $875 million.

•	The Company anticipates margins in 2012 to be higher compared to 2011.

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

LIQUIDITY AND CAPITAL COMMITMENTS
At June 30, 2012, the Company had cash and cash equivalents of $101.6 million and available capacity of $392.9 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described below; and through the issuance of long-term debt.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first six months of 2012 decreased $79.6 million from the comparable period in 2011. The decrease was largely due to higher working capital requirements of $102.6 million, primarily at the exploration and production and construction materials and contracting businesses. The decrease was partially offset by increased cash flows due to higher deferred income taxes of $16.0 million, largely due to increased capital expenditures at the exploration and production business, and lower pension contributions.

Investing activities Cash flows used in investing activities in the first six months of 2012 increased $194.7 million from the comparable period in 2011. The increase was primarily due to higher ongoing capital expenditures of $163.5 million, largely at the exploration and production, electric and natural gas distribution businesses and increased acquisition-related capital expenditures, primarily at the pipeline and energy services business. Lower investments partially offset the increase in cash flows used in investing activities.

Financing activities Cash flows provided by financing activities in the first six months of 2012 increased $327.7 million from the comparable period in 2011, primarily due to higher issuance of long-term debt of $293.9 million and lower repayment of long-term debt and short-term borrowings of $22.6 million and $20.0 million, respectively.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2011 Annual Report. For more information, see Note 16 and Part II, Item 7 in the 2011 Annual Report.

Capital expenditures
Net capital expenditures for the first six months of 2012 were $465.4 million and are estimated to be approximately $920 million for 2012. Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline and gathering projects, including an acquisition as discussed in Note 15

•	Further development of existing properties, acquisition of additional leasehold acreage and exploratory drilling at the exploration and production segment

•	Power generation opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	Other growth opportunities

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2012. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 9, in the 2011 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at June 30, 2012:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$100.0		$7.0	(b)	$—		5/26/15
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$1.9	(d)	12/27/13	(e)
Intermountain Gas Company	Revolving credit agreement		$65.0	(f)	$—		$—		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(g)	$500.0		$293.0	(b)	$20.2	(d)	6/8/17
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
(e) Effective June 27, 2012, Cascade extended the credit agreement.
(f) Certain provisions allow for increased borrowings, up to a maximum of $80 million.
(g) The $500 million commercial paper program is supported by a revolving credit agreement with various banks totaling $500 million (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $650 million). There were no amounts outstanding under the credit agreement.

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

The Company's coverage of fixed charges including preferred stock dividends was 4.2 times and 4.0 times for the 12 months ended June 30, 2012 and December 31, 2011, respectively.

Common stockholders' equity as a percent of total capitalization was 63 percent, 66 percent and 66 percent at June 30, 2012 and 2011 and December 31, 2011, respectively. This ratio is calculated as the Company's common stockholders' equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus stockholders' equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

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

Centennial Energy Holdings, Inc. On June 8, 2012, Centennial entered into an amended and restated revolving credit agreement which replaces the existing revolving credit agreement and extends the termination date to June 8, 2017. The credit agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, as of the end of any fiscal quarter, the ratio of total consolidated debt to total consolidated capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on subsidiary indebtedness and the making of certain loans and investments.

Centennial's revolving credit agreement contains cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the agreement will be in default.

Centennial's revolving credit agreement supports its commercial paper program. On June 28, 2012, Centennial entered into a new private placement memorandum related to their commercial paper program to increase the borrowing limit to $500.0 million. Any commercial paper borrowings under this agreement would be classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings. Centennial's objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. Downgrades in Centennial's credit ratings have not limited, nor are currently expected to limit, Centennial's ability to access the capital markets. If Centennial were to experience a downgrade of its credit ratings, it may need to borrow under its credit agreement and may experience an increase in overall interest rates with respect to its cost of borrowings.

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

Centennial continues to guarantee CEM's obligations under a construction contract for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. For more information, see Note 18.

Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations relating to estimated interest payments, operating leases, purchase commitments, commodity derivatives, interest rate derivatives and minimum funding requirements for its defined benefit plans for 2012 from those reported in the 2011 Annual Report.

The Company's contractual obligations relating to long-term debt at June 30, 2012, increased $241.0 million or 17% from December 31, 2011. At June 30, 2012, the Company's contractual obligations related to long-term debt totaled $1.7 billion. The scheduled maturities (for the twelve months ended June 30, of each year listed) totaled $282.2 million in 2013; $66.1 million in 2014; $61.2 million in 2015; $401.1 million in 2016; $351.4 million in 2017; and $503.6 million thereafter.

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

The following table summarizes derivative agreements entered into by Fidelity and Cascade as of June 30, 2012. These agreements call for Fidelity to receive fixed prices and pay variable prices and for Cascade to receive variable prices and pay fixed prices.

	(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Fidelity
Oil swap agreements maturing in 2012	$101.34	736	$11,150
Oil swap agreements maturing in 2013	$100.29	1,460	$17,213
Natural gas swap agreements maturing in 2012	$4.38	9,108	$12,966
Natural gas basis swap agreements maturing in 2012	$.41	1,748	$(237)

Cascade
Natural gas swap agreement maturing in 2012	$4.47	123	$(228)

	Weighted Average Floor/Ceiling Price (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Fidelity
Oil collar agreements maturing in 2012	$81.25/$95.88	736	$845
Oil collar agreements maturing in 2013	$92.50/$107.03	730	$5,911

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

The following table summarizes derivative instruments entered into by Centennial as of June 30, 2012. The agreements call for Centennial to receive variable rates and pay fixed rates.

(Notional amount and fair value in thousands)

	Weighted Average Fixed Interest Rate	Notional Amount	Fair Value
Centennial
Interest rate swap agreement with mandatory termination date in 2012	3.15%	$10,000	$(1,196)
Interest rate swap agreements with mandatory termination dates in 2013	3.22%	$50,000	$(5,767)

Foreign currency risk
The Company's equity method investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For more information, see Part II, Item 8 - Note 4 in the 2011 Annual Report.

At June 30, 2012 and 2011, and December 31, 2011, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 18, which is incorporated herein by reference.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2011 Annual Report other than the risk related to the Company's exploration and production and pipeline and energy services businesses being dependent on factors which are subject to various external influences that cannot be controlled; the risk that actual quantities of recoverable oil and natural gas reserves and discounted future net cash flows from those reserves may vary significantly from estimated amounts; the risk related to environmental laws and regulations; the risk associated with electric generation operation that could be adversely impacted by global climate change initiatives to reduce GHG emissions; and the risk related to increased costs related to obligations under multiemployer pension plans. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks
The Company's exploration and production and pipeline and energy services businesses are dependent on factors, including commodity prices and commodity price basis differentials, which are subject to various external influences that cannot be controlled.

These factors include: fluctuations in oil and natural gas production and prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in oil and natural gas operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig and service contracts and to retain employees to identify, drill for and develop reserves; the ability to acquire oil and natural gas properties; and other risks incidental to the development and operations of oil and natural gas wells, processing plants and pipeline systems. Volatility in oil and natural gas prices could negatively affect the results of operations, cash flows and asset values of the Company's exploration and production and pipeline and energy services businesses.

Actual quantities of recoverable oil and natural gas reserves and discounted future net cash flows from those reserves may vary significantly from estimated amounts. There is a risk that changes in estimates of reserve quantities or other factors including downward movements in prices, could result in a future noncash write-down of the Company's oil and natural gas properties.

The process of estimating oil and natural gas reserves is complex. Reserve estimates are based on assumptions relating to oil and natural gas pricing, drilling and operating expenses, capital expenditures, taxes, timing of operations, and the percentage of interest owned by the Company in the properties. The reserve estimates are prepared for each of the Company's properties by internal engineers assigned to an asset team by geographic area. The internal engineers analyze available geological, geophysical, engineering and economic data for each geographic area. The internal engineers make various assumptions regarding this data. The extent, quality and reliability of this data can vary. Although the Company has prepared its reserve estimates in accordance with guidelines established by the industry and the SEC, significant changes to the reserve estimates may occur based on actual results of production, drilling, costs and pricing.

The Company bases the estimated discounted future net cash flows from proved reserves on prices and current costs in accordance with SEC requirements. Actual future prices and costs may be significantly different. Given the current pricing environment, there is risk that lower SEC Defined Prices, changes in estimates of reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in a future noncash write-down of the Company's oil and natural gas properties.

Environmental and Regulatory Risks
The Company's operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.

The Company is subject to environmental laws and regulations affecting many aspects of its present and future operations, including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, delays as a result of litigation and administrative proceedings, and compliance, remediation, containment, monitoring and reporting obligations, particularly with regard to laws relating to electric generation operations and oil and natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Public officials and entities, as well as private individuals and organizations, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. The Company cannot predict the outcome (financial or operational) of any related litigation or administrative proceedings that may arise.

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

The EPA has issued draft regulations that outline several possible approaches for coal combustion residuals management under the RCRA. One approach, designating coal ash as a hazardous waste, would significantly change the manner and increase the costs of managing coal ash at five plants that supply electricity to customers of Montana-Dakota. This designation also could significantly increase costs for Knife River, which beneficially uses fly ash as a cement replacement in ready-mixed concrete and road base applications.

The EPA finalized the Mercury and Air Toxics rule in December 2011, that will require reductions in mercury and other toxic air emissions from coal- and oil-fired electric utility steam generating units. Montana-Dakota is evaluating the pollution control technologies needed at its electric generation resources to comply with this final rule. Controls must be installed by April 16, 2015. One additional year may be granted by the permitting authority to install pollution controls if needed to ensure electric system reliability.

Hydraulic fracturing is an important common practice used by the Company that involves injecting water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. The EPA is developing a study to review the potential effects of hydraulic fracturing on underground sources of drinking water; the results of that study could impact future legislation or regulation. The BLM has released draft well stimulation regulations for hydraulic fracturing operations. The comment period for these regulations closes September 10, 2012. Fidelity is working with industry trade associations, other oil and gas operators and service companies in reviewing and commenting on the proposed regulations. If implemented, the BLM regulations would only affect Fidelity's operations on BLM-administered lands. Other legislative initiatives and regulatory studies, proceedings or initiatives at federal or state agencies that focus on the hydraulic fracturing process could result in additional compliance, reporting and disclosure requirements. Future legislation or regulation could increase compliance and operating costs, as well as delay or inhibit the Company's ability to develop its oil and natural gas reserves.

The EPA issued its pre-published final draft rule on NSPS for the oil and natural gas industry on April 17, 2012. The NSPS rule primarily focuses on natural gas wells that are hydraulically fractured and contains new monitoring and reporting requirements for oil and natural gas emissions. Under the rule, commencing January 1, 2015, the industry must use reduced emission completions, also called green completions, during completion operations. Additional requirements within the rule may affect oil and natural gas production equipment, natural gas gathering and boosting stations, processing plants and compressor stations.

Initiatives to reduce GHG emissions could adversely impact the Company's electric generation operations.

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. In late March 2012, the EPA proposed a GHG NSPS for new fossil fuel-fired electric generating units, including coal-fired units and natural gas-fired combined-cycle units. The EPA's new carbon dioxide emissions standard is equivalent to emissions from a natural gas-fired, high-efficiency combined-cycle unit. This stringent standard does not allow for any new coal-fired electric generation to be constructed unless the generating unit's carbon dioxide emissions are captured and sequestered. The EPA has not applied this new standard to existing fossil fuel-fired units or existing units that make modifications, therefore no impacts to Montana-Dakota's existing electric generation facilities are expected. However, it is not clear that the EPA will always exempt required future pollution control project modifications from GHG NSPS. If the EPA does not clearly exempt these projects, the Company's electric generation operations could be adversely impacted.

The primary GHG emitted from the Company's operations is carbon dioxide from combustion of fossil fuels at Montana-Dakota's electric generating facilities, particularly its coal-fired facilities. Approximately 70 percent of Montana-Dakota's owned generating capacity and more than 90 percent of the electricity it generates is from coal-fired facilities. Montana-Dakota also owns approximately 100 MW of natural gas- and oil-fired peaking plants.

The future of GHG regulation remains uncertain. Montana-Dakota's existing electric generating facilities may be subject to GHG laws or regulations within the next few years, including the EPA's proposed GHG NSPS for new fossil fuel-fired units, as well as when the EPA develops any separate GHG NSPS specifically for existing and modified units. Implementation of treaties, legislation or regulations to reduce GHG emissions could affect Montana-Dakota's electric utility operations by requiring expanded energy conservation efforts or increased development of renewable energy sources, as well as other mandates that could significantly increase capital expenditures and operating costs. If Montana-Dakota does not receive timely and full recovery of GHG emission compliance costs from its customers, then such costs could have an adverse impact on the results of its operations.

Due to the uncertain availability of technologies to control GHG emissions and the unknown obligations that potential GHG emission legislation or regulations may create, the Company cannot determine the potential financial impact on its operations.

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

The Company may be obligated to increase its contributions to underfunded plans that are classified as being in endangered, seriously endangered, or critical status as defined by the Pension Protection Act of 2006. Plans classified as being in one of these statuses are required to adopt RPs or FIPs to improve their funded status through increased contributions, reduced benefits or a combination of the two. Based on available information, the Company believes that approximately 40 percent of the multiemployer plans to which it contributes are currently in endangered, seriously endangered or critical status.

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

MDU RESOURCES GROUP, INC.

DATE:	August 7, 2012	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

4
Centennial Energy Holdings, Inc. Credit Agreement, dated June 8, 2012, among Centennial Energy Holdings, Inc., U.S. Bank National Association, as Administrative Agent, and The Other Financial Institutions party thereto

+10(a)	MDU Resources Group, Inc. Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 17, 2012

+10(b)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated May 24, 2012

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.