Form 10-K
period 2012-12-31
MDU RESOURCES GROUP INC
filed 2013-02-28
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

State the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2012: $4,080,627,732.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 2013: 188,830,529 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 2013 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

Definitions

The following abbreviations and acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym

AFUDC	Allowance for funds used during construction
Alusa	Tecnica de Engenharia Electrica - Alusa
Army Corps	U.S. Army Corps of Engineers
ASC	FASB Accounting Standards Codification
BART	Best available retrofit technology
Bbl	Barrel
Bcf	Billion cubic feet
Bicent	Bicent Power LLC
Big Stone Station	450-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Black Hills Power	Black Hills Power and Light Company
BLM	Bureau of Land Management
BOE	One barrel of oil equivalent - determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas
BOEPD	Barrels of oil equivalents per day
BOPD	Barrels of oil per day
Brazilian Transmission Lines
Company's equity method investment in ECTE, ENTE and ERTE (ownership interests in ENTE and ERTE were sold in the fourth quarter of 2010 and a portion of the ownership interest in ECTE was sold in the third quarter of 2012 and the fourth quarters of 2011 and 2010)

Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CELESC	Centrais Elétricas de Santa Catarina S.A.
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
CEMIG	Companhia Energética de Minas Gerais
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act
Colorado State District Court	Colorado Thirteenth Judicial District Court, Yuma County
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
ECTE
Empresa Catarinense de Transmissão de Energia S.A. (5.01 percent ownership interest at December 31, 2012, 2.5, 2.5 and 14.99 percent ownership interests were sold in the third quarter of 2012 and the fourth quarters of 2011 and 2010, respectively)

EIN	Employer Identification Number

ENTE	Empresa Norte de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ERTE	Empresa Regional de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Hawaiian Cement	Hawaiian Cement, an indirect wholly owned subsidiary of Knife River
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IP rate	Initial production rate
IPUC	Idaho Public Utilities Commission
Item 8	Financial Statements and Supplementary Data
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River (previously Morse Bros., Inc., name changed effective January 1, 2010)
K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Mdk	Thousand decatherms
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
MMBOE	Millions of BOE
MMBtu	Million Btu
MMcf	Million cubic feet

MMdk	Million decatherms
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
NEPA	National Environmental Policy Act
New York Supreme Court	Supreme Court of the State of New York, County of New York
NGL	Natural gas liquids
NSPS	New Source Performance Standards
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
PCBs	Polychlorinated biphenyls
PDP	Proved developed producing
PRC	Planning resource credit - a MW of demand equivalent assigned to generators by the Midwest ISO for meeting system reliability requirements
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
Proxy Statement	Company's 2013 Proxy Statement
PRP	Potentially Responsible Party
psi	pounds per square inch
PUD	Proved undeveloped
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
RP	Rehabilitation plan
Ryder Scott	Ryder Scott Company, L.P.
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
SEC Defined Prices
The average price of oil and natural gas during the applicable 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions

Securities Act	Securities Act of 1933, as amended
Securities Act Industry Guide 7	Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations
Sheridan System	A separate electric system owned by Montana-Dakota
SMCRA	Surface Mining Control and Reclamation Act
SourceGas	SourceGas Distribution LLC
Stock Purchase Plan	Company's Dividend Reinvestment and Direct Stock Purchase Plan
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada

WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings (previously Bitter Creek Pipelines, LLC, name changed effective July 1, 2012)
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings (previously Williston Basin Interstate Pipeline Company, name changed effective July 1, 2012)
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
Westmoreland	Westmoreland Coal Company
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission

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

As of December 31, 2012, the Company had 8,629 employees with 156 employed at MDU Resources Group, Inc., 994 at Montana-Dakota, 35 at Great Plains, 275 at Cascade, 222 at Intermountain, 603 at WBI Holdings, 2,964 at Knife River and 3,380 at MDU Construction Services. The number of employees at certain Company operations fluctuates during the year depending upon the number and size of construction projects. The Company considers its relations with employees to be satisfactory.

The following information regarding the number of employees represented by labor contracts is as of December 31, 2012.

At Montana-Dakota and WBI Energy Transmission, 353 and 81 employees, respectively, are represented by the IBEW. Labor contracts with such employees are in effect through April 30, 2015, and March 31, 2014, for Montana-Dakota and WBI Energy Transmission, respectively.

At Cascade, 104 employees are represented by the ICWU. The labor contract with the field operations group is effective through April 1, 2015.

At Intermountain, 116 employees are represented by the UA. Labor contracts with such employees are in effect through September 30, 2013.

Knife River operates under 43 labor contracts that represent approximately 590 of its construction materials employees. Knife River is in negotiations on 4 of its labor contracts.

MDU Construction Services has 168 labor contracts representing the majority of its employees. The majority of the labor contracts contain provisions that prohibit work stoppages or strikes and provide for binding arbitration dispute resolution in the event of an extended disagreement.

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

Electric
General Montana-Dakota provides electric service at retail, serving more than 131,000 residential, commercial, industrial and municipal customers in 177 communities and adjacent rural areas as of December 31, 2012. The principal properties owned by Montana-Dakota for use in its electric operations include interests in 10 electric generating facilities and three small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,100 and 4,700 miles of transmission and distribution lines, respectively and 51 transmission and 268 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2012, Montana-Dakota's net electric plant investment was $676.0 million.

The percentage of Montana-Dakota's 2012 retail electric utility operating revenues by jurisdiction is as follows: North Dakota - 62 percent; Montana - 22 percent; Wyoming - 11 percent; and South Dakota - 5 percent. Retail electric rates, service, accounting and certain security issuances are subject to regulation by the NDPSC, MTPSC, SDPUC and WYPSC. The interstate transmission and wholesale electric power operations of Montana-Dakota also are subject to regulation by the FERC under provisions of the Federal Power Act, as are interconnections with other utilities and power generators, the issuance of securities, accounting and other matters.

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

System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of western North Dakota, including Bismarck, Mandan, Dickinson and Williston; eastern Montana, including Glendive and Miles City; and northern South Dakota, including Mobridge. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 573,587 kW in July 2012. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the sales growth rate through 2017 will approximate 5 percent annually. The interconnected system consists of nine electric generating facilities and three small portable diesel generators, which have an aggregate nameplate rating attributable to Montana-Dakota's interest of 488,905 kW and total net PRCs of 443.6 in 2012. PRCs are a MW of demand equivalent measure and are allocated to individual generators to meet supply obligations within the Midwest ISO. For 2012, Montana-Dakota's total PRCs, including its firm purchase power contracts, were 552.8. Montana-Dakota's peak demand supply obligation, including firm purchase power contracts, within the Midwest ISO was 550.7 PRCs for 2012. Montana-Dakota's four principal generating stations are steam-turbine generating units using coal for fuel. The nameplate rating for Montana-Dakota's ownership interest in these four stations (including interests in the Big Stone Station and the Coyote Station, aggregating 22.7 percent and 25.0 percent, respectively) is 327,758 kW. Two combustion turbine peaking stations, two wind electric generating facilities, a heat recovery electric generating facility and three small portable diesel generators supply the balance of Montana-Dakota's interconnected system electric generating capability.

Montana-Dakota has a contract for capacity of 110 MW for the period June 1, 2012 to May 31, 2013, 115 MW for the period June 1, 2013 to May 31, 2014 and 120 MW for the period June 1, 2014 to May 31, 2015. Energy also will be purchased as needed, or if more economical, from the Midwest ISO market. In 2012, Montana-Dakota purchased approximately 27 percent of its net kWh needs for its interconnected system through the Midwest ISO market.

Montana-Dakota plans to construct and operate an 88-MW simple-cycle natural gas turbine and associated facilities, with an estimated project cost of $86 million and a projected in-service date late 2014. The capacity is necessary to meet the requirements of Montana-Dakota's integrated electric system customers and will be a partial replacement for third-party contract capacity expiring in 2015. Advance determination of prudence and a Certificate of Public Convenience and Necessity have been received from the NDPSC for construction and operation of the natural gas turbine. A Certificate of Site Compatability was issued for the turbine by the NDPSC on December 21, 2012.

Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 61,501 kW in July 2012. Montana-Dakota has a power supply contract with Black Hills Power to purchase up to 49,000 kW of capacity annually through December 31, 2016. Wygen III serves a portion of the needs of its Sheridan-area customers.

The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Nameplate Rating (kW)	2012 PRCs	(a)	2012 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	103,647	98.2		557,130
Heskett	Steam	86,000	85.2		476,957
Glen Ullin	Heat Recovery	7,500	4.2		38,996
Cedar Hills	Wind	19,500	3.9		62,727
Diesel Units	Oil	5,475	1.9		470
South Dakota:
Big Stone (b)	Steam	94,111	103.4		590,867
Montana:
Lewis & Clark	Steam	44,000	52.1		253,721
Glendive	Combustion Turbine	75,522	69.1		10,596
Miles City	Combustion Turbine	23,150	19.5		1,573
Diamond Willow	Wind	30,000	6.1		90,956
		488,905	443.6		2,083,993
Sheridan System:
Wyoming:
Wygen III (b)	Steam	28,000	N/A		215,693
		516,905	443.6		2,299,686
(a)  Interconnected system only. The Midwest ISO requires generators to obtain their summer capability, or PRCs, by applying the generator's forced outage factor against the results of a generator output verification test. Wind generator's PRCs are calculated based on a wind capacity study performed annually by the Midwest ISO. PRCs are used to meet supply obligations with the Midwest ISO.
(b)  Reflects Montana-Dakota's ownership interest.

Virtually all of the current fuel requirements of the Coyote, Heskett and Lewis & Clark stations are met with coal supplied by subsidiaries of Westmoreland under contracts that expire in May 2016, April 2016 and December 2017, respectively. The Coyote coal supply agreement provides for the purchase of coal necessary to supply the coal requirements of the Coyote Station or 30,000 tons per week, whichever may be the greater quantity at contracted pricing. The Heskett and Lewis & Clark coal supply agreements provide for the purchase of coal necessary to supply the coal requirements of these stations at contracted pricing. Montana-Dakota estimates the Heskett and Lewis & Clark coal requirement to be in the range of 450,000 to 550,000 tons and 250,000 to 350,000 tons per contract year, respectively.

On October 10, 2012, Montana-Dakota entered into a contract with Coyote Creek for coal supply to the Coyote Station beginning May 2016 until December 2040. Montana-Dakota estimates the Coyote Station coal supply agreement to be approximately 2.5 million tons per contract year. For more information, see Item 8 - Note 19.

On January 14, 2013, Montana-Dakota entered into a coal supply agreement, which meets a portion of the Big Stone Station's fuel requirements, for the purchase of 500,000 tons in 2013, 1.0 million tons in 2014, 1.0 million tons in 2015, and 500,000 tons in 2016 with Peabody Coalsales, LLC at contracted pricing. The remainder of the Big Stone Station fuel requirements will be secured through separate future contracts.

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

The average cost of coal purchased, including freight, at Montana-Dakota's electric generating stations (including the Big Stone, Coyote and Wygen III stations) was as follows:

Years ended December 31,	2012	2011	2010
Average cost of coal per MMBtu	$1.69	$1.62	$1.55
Average cost of coal per ton	$24.77	$23.38	$22.60

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

Regulatory Matters and Revenues Subject to Refund In North Dakota, Montana-Dakota reflects monthly increases or decreases in fuel and purchased power costs (including demand charges) and is deferring electric fuel and purchased power costs that are greater or less than amounts presently being recovered through its existing rate schedules. In Montana, a monthly Fuel and Purchased Power Tracking Adjustment mechanism allows Montana-Dakota to reflect 90 percent of the increases or decreases in fuel and purchased power costs (including demand charges) and Montana-Dakota is deferring 90 percent of costs that are greater or less than amounts presently being recovered through its existing rate schedules. A fuel adjustment clause contained in South Dakota jurisdictional electric rate schedules allows Montana-Dakota to reflect monthly increases or decreases in fuel and purchased power costs (excluding demand charges). In Wyoming, an annual Electric Power Supply Cost Adjustment mechanism allows Montana-Dakota to reflect increases or decreases in purchased power costs (including demand charges but excluding increases or decreases from base coal price) related to power supply and Montana-Dakota is deferring costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments within a period ranging from 14 to 25 months from the time such costs are paid. For additional information, see Item 8 - Note 6.

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

Montana-Dakota's electric generating facilities have Title V Operating Permits, under the Clean Air Act, issued by the states in which they operate. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. No Title V Operating Permits required renewal in 2012. The Title V Operating Permit renewal notice for the Coyote Station will be submitted to the North Dakota Department of Health in 2013. The Title V Operating Permit for the Williston turbine facility was terminated since the facility was no longer in operation and was demolished in 2012.

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

Montana-Dakota incurred $9.0 million of environmental capital expenditures in 2012. Capital expenditures are estimated to be $35 million, $65 million and $37 million in 2013, 2014 and 2015, respectively, to maintain environmental compliance as new emission controls are required, including the installation of a BART air quality control system at the Big Stone Station. Projects for 2013 through 2015 will also include sulfur-dioxide, nitrogen oxide and mercury and non-mercury metals control equipment installation at electric generating stations. Montana-Dakota's capital and operational expenditures could also be affected in a variety of ways by future air and wastewater effluent discharge regulation, as well as potential new GHG legislation or regulation. In particular, such GHG legislation or regulation would likely increase capital expenditures for renewable energy resources and operational costs associated with GHG emissions compliance until carbon capture technology becomes economical, at which time capital expenditures may be necessary to incorporate such technology into existing or new generating facilities. Montana-Dakota expects that it will recover the operational and capital expenditures for GHG regulatory compliance in its rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

Natural Gas Distribution
General The Company's natural gas distribution operations consist of Montana-Dakota, Great Plains, Cascade and Intermountain, which sell natural gas at retail, serving over 859,000 residential, commercial and industrial customers in 334 communities and adjacent rural areas across eight states as of December 31, 2012, and provide natural gas transportation services to certain customers on their systems. These services are provided through distribution systems aggregating approximately 18,200 miles. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to protect their service areas and seek renewal of all expiring franchises. At December 31, 2012, the natural gas distribution operations' net natural gas distribution plant investment was $1.1 billion.

The percentage of the natural gas distribution operations' 2012 natural gas utility operating sales revenues by jurisdiction is as follows: Idaho - 33 percent; Washington - 27 percent; North Dakota - 12 percent; Oregon - 9 percent; Montana - 8 percent; South Dakota - 6 percent; Minnesota - 3 percent; and Wyoming - 2 percent. The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain security issuances.

System Supply, System Demand and Competition The natural gas distribution operations serve retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of Idaho, including Boise, Nampa, Twin Falls, Pocatello and Idaho Falls; western Minnesota, including Fergus Falls, Marshall and Crookston; eastern Montana, including Billings, Glendive and Miles City; North Dakota, including Bismarck, Mandan, Dickinson, Wahpeton, Williston, Minot and Jamestown; central and eastern Oregon, including Bend and Pendleton; western and north-central South Dakota, including Rapid City, Pierre, Spearfish and Mobridge; western, southeastern and south-central Washington, including Bellingham, Bremerton, Longview, Moses Lake, Mount Vernon, Tri-Cities, Walla Walla and Yakima; and northern Wyoming, including Sheridan. These markets are highly seasonal and sales volumes depend largely on the weather, the effects of which are mitigated in certain jurisdictions by a weather normalization mechanism discussed in Regulatory Matters. In addition to the residential and commercial sales, the utilities transport natural gas for larger commercial and industrial customers who purchase their own supply of natural gas.

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

The natural gas distribution operations and various distribution transportation customers obtain their system requirements directly from producers, processors and marketers. The Company's purchased natural gas is supplied by a portfolio of contracts specifying market-based pricing and is transported under transportation agreements with WBI Energy Transmission, Northwest Pipeline GP, Northern Natural Gas, Gas Transmission Northwest LLC, Northwestern Energy, Viking Gas Transmission Company and Ruby Pipeline LLC. The natural gas distribution operations have contracts for storage services to provide gas supply during the winter heating season and to meet peak day demand with various storage providers, including WBI Energy Transmission, Questar Pipeline Company, Northwest Pipeline GP and Northern Natural Gas. In addition, certain of the operations have entered into natural gas supply management agreements with various parties. Demand for natural gas, which is a widely traded commodity, has historically been sensitive to seasonal heating and industrial load requirements as well as changes in market price. The natural gas distribution operations believe that, based on current and projected domestic and regional supplies of natural gas and the pipeline transmission network currently available through their suppliers and pipeline service providers, supplies are adequate to meet their system natural gas requirements for the next decade.

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

Cascade filed an application for a decoupling mechanism with the OPUC. The OPUC approved an extension until April 30, 2013, of Cascade's existing decoupling mechanism, which was scheduled to expire in the third quarter of 2012. Cascade also has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the OPUC.

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

In 2012, the natural gas distribution operations accrued $6.7 million for a remedial investigation and a feasibility study for a former manufactured gas plant in Washington. The natural gas distribution operations did not incur any other material environmental expenditures in 2012. Except as to what may be ultimately determined with regard to the issues described later, the natural gas distribution operations do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2015.

Montana-Dakota has had an economic interest in four historic manufactured gas plants and Great Plains has had an economic interest in one historic manufactured gas plant within their service territories, none of which are currently being actively investigated, and for which any remediation expenses are not expected to be material. Cascade has had an economic interest in nine former manufactured gas plants within its service territory. Cascade has been involved in the investigation and remediation of manufactured gas plants in Washington and Oregon. In addition, Cascade received a third party claim notice in 2008 for one additional site in Washington. See Item 8 - Note 19 for a further discussion of these three manufactured gas plants. To the extent these claims are not covered by insurance, Cascade will seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers.

Pipeline and Energy Services
General WBI Energy Transmission, the regulated business of this segment, owns and operates approximately 3,800 miles of transmission, gathering and storage lines in Montana, North Dakota, South Dakota and Wyoming. Three underground storage fields in Montana and Wyoming provide storage services to local distribution companies, producers, natural gas marketers and others, and serve to enhance system deliverability. WBI Energy Transmission's system is strategically located near five natural gas producing basins, making natural gas supplies available to WBI Energy Transmission's transportation and storage customers. The system has 13 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. At December 31, 2012, WBI Energy Transmission's net plant investment was $337.7 million. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters.

WBI Energy Midstream, the nonregulated pipeline business of this segment, owns and operates gathering facilities in Colorado, Kansas, Montana and Wyoming. It also owns a 50 percent undivided interest in certain midstream assets located in western North Dakota that were acquired in 2012, which include a natural gas processing plant, both oil and gas gathering pipelines, an oil storage terminal and an oil pipeline. In total, facilities include approximately 1,700 miles of operated field gathering lines, some of which interconnect with WBI Energy Transmission's system. WBI Energy Midstream provides natural gas and oil gathering services, natural gas processing and a variety of other energy-related services, including cathodic protection, water hauling, contract compression operations, measurement services, and energy efficiency product sales and installation services to large end-users.

Prairielands, an energy services business, provides natural gas purchase and sales services to local distribution companies, producers, other marketers and a limited number of large end-users, primarily using natural gas produced by the Company's exploration and production segment. Certain of the services are provided based on contracts that call for a determinable quantity of natural gas. At December 31, 2012, Prairielands has commitments to deliver fixed and determinable amounts of natural gas under these contracts of 3.4 Bcf in 2013 and the commitments to deliver natural gas for years subsequent to 2013 are immaterial. The Company currently estimates that it can adequately meet the requirements of these contracts based upon the estimated natural gas production and reserves of Fidelity.

A majority of its pipeline and energy services business is transacted in the northern Great Plains and Rocky Mountain regions of the United States.

For information regarding natural gas gathering operations litigation, see Item 8 - Note 19.

System Demand and Competition WBI Energy Transmission competes with several pipelines for its customers' transportation, storage and gathering business and at times may discount rates in an effort to retain market share. However, the strategic location of WBI Energy Transmission's system near five natural gas producing basins and the availability of underground storage and gathering services provided by WBI Energy Transmission and affiliates, along with interconnections with other pipelines, serve to enhance WBI Energy Transmission's competitive position.

Although certain of WBI Energy Transmission's firm customers, including its largest firm customer Montana-Dakota, serve relatively secure residential and commercial end-users, they generally all have some price-sensitive end-users that could switch to alternate fuels.

WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for the year ended December 31, 2012, represented 46 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2017. In addition, Montana-Dakota has a contract with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements expiring in July 2015.

WBI Energy Midstream competes with several midstream companies for existing customers, for the expansion of its systems and for the installation of new systems. WBI Energy Midstream's strong position in the fields in which it operates, its focus on customer service and the variety of services it offers, along with its interconnection with various other pipelines, serve to enhance its competitive position.

System Supply Natural gas supplies emanate from traditional and nontraditional production activities in the region and from off-system supply sources. While certain traditional regional supply sources are in various stages of decline, incremental supply from nontraditional sources have been developed which has helped support WBI Energy Transmission's supply needs. This includes new natural gas supply associated with the continued development of the Bakken area in Montana and North Dakota. The Powder River Basin also provides a nontraditional natural gas supply to the WBI Energy Transmission system. In addition, off-system supply sources are available through the Company's interconnections with other pipeline systems. WBI Energy Transmission expects to facilitate the movement of these supplies by making available its transportation and storage services. WBI Energy Transmission will continue to look for opportunities to increase transportation, gathering and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide substantial future benefits.

WBI Energy Transmission's underground natural gas storage facilities have a certificated storage capacity of approximately 353 Bcf, including 193 Bcf of working gas capacity, 85 Bcf of cushion gas and 75 Bcf of native gas. WBI Energy Transmission's storage facilities enable its customers to purchase natural gas at more uniform daily volumes throughout the year and meet winter peak requirements.

Environmental Matters The pipeline and energy services operations are generally subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations. The Company believes it is in substantial compliance with those regulations.

Ongoing operations are subject to the Clean Air Act, the Clean Water Act, the NEPA and other state and federal regulations. Administration of many provisions of these laws has been delegated to the states where WBI Energy Transmission and WBI Energy Midstream operate. Permit terms vary and all permits carry operational compliance conditions. Some permits require annual renewal, some have terms ranging from one to five years and others have no expiration date. Permits are renewed and modified, as necessary, based on defined permit expiration dates, operational demand and/or regulatory changes.

Detailed environmental assessments and/or environmental impact statements are included in the FERC's permitting processes for both the construction and abandonment of WBI Energy Transmission's natural gas transmission pipelines, compressor stations and storage facilities.

The pipeline and energy services operations did not incur any material environmental expenditures in 2012 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2015.

Exploration and Production
General Fidelity is involved in the acquisition, exploration, development and production of oil and natural gas resources. Fidelity continues to seek additional reserve and production growth opportunities through these activities. Future growth is dependent upon its success in these endeavors. Fidelity shares revenues and expenses from the development of specified properties in proportion to its ownership interests.

Fidelity's business is focused primarily in two core regions: Rocky Mountain and Mid-Continent/Gulf States.

Rocky Mountain
Fidelity's Rocky Mountain region includes the following significant operating areas:

•
Bakken areas - Oil targets in which Fidelity holds approximately 16,000 net acres in Mountrail County, North Dakota, approximately 51,000 net acres in Stark County, North Dakota, and approximately 60,000 net acres in Richland County, Montana.

•	Cedar Creek Anticline - Primarily in eastern Montana, the Company has a long-held net profits interest in this oil play.

•	Paradox Basin - The Company holds approximately 83,000 net acres located in Grand and San Juan Counties, Utah, targeting oil.

•	Big Horn Basin - These interests include approximately 33,000 net acres in Wyoming, targeting oil and NGL.

•	Green River Basin - These properties are primarily natural gas targets in Wyoming in which the Company holds approximately 36,000 net acres.

•	Baker Field - Long-held natural gas properties in which Fidelity holds approximately 99,000 net acres in southeastern Montana and southwestern North Dakota.

•	Bowdoin Field - Long-held natural gas properties in which Fidelity holds approximately 127,000 net acres in north-central Montana.

•
Other - Includes other exploratory oil projects in the Niobrara play in Wyoming and the Heath Shale in Montana; along with the Powder River Basin natural gas properties, which Fidelity is pursuing divestment of; and various non-operated positions.

Mid-Continent/Gulf States
Fidelity's Mid-Continent/Gulf States region includes the following significant operating areas:

•	South Texas - This area includes approximately 9,000 net acres in the Tabasco, Texan Gardens and Flores fields. This area has significant NGL content associated with the natural gas.

•	East/Central Texas - Fidelity holds approximately 27,000 net acres, primarily natural gas and associated NGL.

•	Other - Includes various non-operated onshore interests, as well as offshore interests in the shallow waters off the coasts of Texas and Louisiana.

Operating Information Annual net production by region for 2012 was as follows:

Region	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)	Percent of Total
Rocky Mountain	3,295	249	23,180	7,408	74%
Mid-Continent/Gulf States	399	579	10,034	2,650	26
Total	3,694	828	33,214	10,058	100%
Note: Bakken-Mountrail County represents 47% of total annual net oil production and is the only field that contains 15 percent or more of the Company's total proved reserves as of December 31, 2012.

Annual net production by region for 2011 was as follows:

Region	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)	Percent of Total
Rocky Mountain	2,290	199	34,472	8,234	74%
Mid-Continent/Gulf States	434	577	11,126	2,865	26
Total	2,724	776	45,598	11,099	100%
Note: There are no fields that contain 15 percent or more of the Company's total proved reserves as of December 31, 2011.

Annual net production by region for 2010 was as follows:

Region	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)	Percent of Total
Rocky Mountain	2,236	129	39,160	8,892	76%
Mid-Continent/Gulf States	531	366	11,231	2,769	24
Total	2,767	495	50,391	11,661	100%
Note: Baker field and Bowdoin field represent 28 percent and 20 percent, respectively, of total annual net natural gas production, and are the only fields that contain 15 percent or more of the Company's total proved reserves as of December 31, 2010.

Well and Acreage Information Gross and net productive well counts and gross and net developed and undeveloped acreage related to Fidelity's interests at December 31, 2012, were as follows:

	Gross	*	Net	**
Productive wells:
Oil	1,191		266
Natural gas	2,296		1,571
Total	3,487		1,837
Developed acreage (000's)	635		381
Undeveloped acreage set to expire in the years (000's):
2013	42		27
2014	108		76
2015	242		154
Thereafter	626		319
Total undeveloped acreage	1,018		576
* Reflects well or acreage in which an interest is owned.
** Reflects Fidelity's percentage of ownership.

In most cases, acreage set to expire can be held through drilling operations or the Company can exercise extension options.

Delivery Commitments At December 31, 2012, Fidelity has commitments to deliver fixed and determinable amounts of natural gas under contracts of 855,000 Mcf in 2013 and the commitments to deliver natural gas for years subsequent to 2013 are immaterial. Fidelity does not have any material delivery commitments to deliver fixed and determinable amounts of oil at December 31, 2012.

Exploratory and Development Wells The following table reflects activities related to Fidelity's oil and natural gas wells drilled and/or tested during 2012, 2011 and 2010:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2012	24	3	27	39	1	40	67
2011	4	—	4	48	—	48	52
2010	3	4	7	133	1	134	141

At December 31, 2012, there were 44 gross (17 net) wells in the process of drilling or under evaluation, 39 of which were development wells and 5 of which were exploratory wells. These wells are not included in the previous table. Fidelity expects to complete the drilling and testing of these wells within the next 12 months.

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

In connection with production operations, Fidelity has not incurred any material capital environmental expenditures in 2012 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2015.

Proved Reserve Information Estimates of proved reserves were prepared in accordance with guidelines established by the industry and the SEC. The estimates are arrived at using actual historical wellhead production trends and/or standard reservoir engineering methods utilizing available geological, geophysical, engineering and economic data. Other factors used in the proved reserve estimates are prices, market differentials, estimates of well operating and future development costs, taxes, timing of operations, and the interests owned by the Company in the properties. These estimates are refined as new information becomes available.

The proved reserve estimates are prepared by internal engineers assigned to an asset team by geographic area. Senior management reviews and approves the reserve estimates to ensure they are materially accurate. The technical person responsible for overseeing the preparation of the reserve estimates holds a bachelor of science degree in geological engineering and a master of science degree in geology, has 30 years experience in petroleum engineering and reserve estimation, and is a member of multiple professional organizations. In addition, the Company engages an independent third party to audit its proved reserves. Ryder Scott reviewed the Company's proved reserve quantity estimates as of December 31, 2012. The technical person at Ryder Scott primarily responsible for overseeing the reserves audit is a Senior Vice President with over 30 years of experience in estimating and auditing reserves attributable to oil and gas properties, holds a bachelor of science degree in mechanical engineering, is a registered professional engineer, and is a member of multiple professional organizations.

Fidelity's proved reserves by region at December 31, 2012, are as follows:

	Oil	NGL	Natural Gas	Total	Percent	PV-10 Value	*
Region	(MBbls)	(MBbls)	(MMcf)	(MBOE)	of Total	(in millions)
Rocky Mountain	31,387	2,586	161,765	60,934	76%	$902.1
Mid-Continent/Gulf States	2,066	4,567	77,513	19,552	24	160.9
Total proved reserves	33,453	7,153	239,278	80,486	100%	1,063.0
Discounted future income taxes						179.6
Standardized measure of discounted future net cash flows relating to proved reserves						$883.4
* Pre-tax PV-10 value is a non-GAAP financial measure that is derived from the most directly comparable GAAP financial measure which is the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows disclosed in Item 8 - Supplementary Financial Information, is presented after deducting discounted future income taxes, whereas the PV-10 value is presented before income taxes. Pre-tax PV-10 value is commonly used by the Company to evaluate properties that are acquired and sold and to assess the potential return on investment in the Company's oil and natural gas properties. The Company believes pre-tax PV-10 value is a useful supplemental disclosure to the standardized measure as the Company believes readers may utilize this value as a basis for comparison of the relative size and value of the Company's reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. However, pre-tax PV-10 value is not a substitute for the standardized measure of discounted future net cash flows. Neither the Company's pre-tax PV-10 value nor the standardized measure of discounted future net cash flows purports to represent the fair value of the Company's oil and natural gas properties.

For additional information related to oil and natural gas interests, see Item 8 - Note 1 and Supplementary Financial Information.

Construction Materials and Contracting
General Knife River operates construction materials and contracting businesses headquartered in Alaska, California, Hawaii, Idaho, Iowa, Minnesota, Montana, North Dakota, Oregon, Texas, Washington and Wyoming. These operations mine, process and sell construction aggregates (crushed stone, sand and gravel); produce and sell asphalt mix and supply ready-mixed concrete for use in most types of construction, including roads, freeways and bridges, as well as homes, schools, shopping centers, office buildings and industrial parks. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services.

For information regarding construction materials litigation, see Item 8 - Note 19.

The construction materials business had approximately $406 million in backlog at December 31, 2012, compared to $384 million at December 31, 2011. The Company anticipates that a significant amount of the current backlog will be completed during the year ending December 31, 2013.

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

Reserve Information Reserve estimates are calculated based on the best available data. This data is collected from drill holes and other subsurface investigations, as well as investigations of surface features such as mine high walls and other exposures of the aggregate reserves. Mine plans, production history and geologic data also are utilized to estimate reserve quantities. Most acquisitions are made of mature businesses with established reserves, as distinguished from exploratory-type properties.

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

Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 1.0 billion tons of the 1.1 billion tons of aggregate reserves are permitted reserves. The remaining reserves are on properties that are expected to be permitted for mining under current regulatory requirements. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The years remaining were calculated by dividing remaining reserves by the three-year average sales from 2010 through 2012. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease as of December 31, 2012, and sales for the years ended December 31, 2012, 2011 and 2010:

	Number of Sites (Crushed Stone)		Number of Sites (Sand & Gravel)		Tons Sold (000's)			Estimated Reserves (000's tons)	Lease Expiration	Reserve Life (years)
Production Area	owned	leased	owned	leased	2012	2011	2010
Anchorage, AK	—	—	1	—	110	137	854	19,953	N/A	54
Hawaii	—	6	—	—	1,678	1,527	1,412	59,005	2017-2064	38
Northern CA	—	—	9	1	1,203	1,552	1,043	47,095	2014	37
Southern CA	—	2	—	—	784	1,134	619	92,351	2035	Over 100
Portland, OR	1	3	5	3	2,698	3,106	2,521	239,917	2014-2055	86
Eugene, OR	3	4	4	1	847	884	1,311	169,217	2013-2046	Over 100
Central OR/WA/ID	1	2	4	4	1,131	851	1,192	104,658	2015-2077	99
Southwest OR	5	4	11	6	1,613	1,604	1,505	98,071	2013-2053	62
Central MT	—	—	1	2	1,200	758	971	29,129	2013-2027	30
Northwest MT	—	—	7	2	1,011	1,370	1,362	67,193	2016-2020	54
Wyoming	—	—	1	2	428	461	447	12,705	2013-2019	29
Central MN	—	1	37	24	1,714	1,520	1,527	74,922	2013-2028	47
Northern MN	2	—	16	5	195	355	401	27,023	2013-2017	85
ND/SD	—	—	4	15	1,711	1,727	1,106	28,780	2013-2031	19
Iowa	—	1	—	1	305	249	642	5,457	2017	14
Texas	1	1	1	—	692	1,182	1,648	12,760	2022	11
Sales from other sources					5,965	6,319	4,788
					23,285	24,736	23,349	1,088,236

The 1.1 billion tons of estimated aggregate reserves at December 31, 2012, are comprised of 489 million tons that are owned and 599 million tons that are leased. Approximately 49 percent of the tons under lease have lease expiration dates of 20 years or more. The weighted average years remaining on all leases containing estimated probable aggregate reserves is approximately 24 years, including options for renewal that are at Knife River's discretion. Based on a three-year average of sales from 2010 through 2012 of leased reserves, the average time necessary to produce remaining aggregate reserves from such leases is approximately 65 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on Knife River's experience, that leases will be renewed to allow sufficient time to fully recover these reserves.

The changes in Knife River's aggregate reserves for the years ended December 31 are as follows:

	2012	2011	2010
	(000's of tons)
Aggregate reserves:
Beginning of year	1,088,833	1,107,396	1,125,491
Acquisitions	950	1,200	3,600
Sales volumes*	(17,320)	(18,417)	(18,561)
Other**	15,773	(1,346)	(3,134)
End of year	1,088,236	1,088,833	1,107,396
* Excludes sales from other sources.
** Includes property sales and revisions of previous estimates.

Environmental Matters Knife River's construction materials and contracting operations are subject to regulation customary for such operations, including federal, state and local environmental compliance and reclamation regulations. Except as to the issues described later, Knife River believes it is in substantial compliance with these regulations. Individual permits applicable to Knife River's various operations are managed largely by local operations, particularly as they relate to application, modification, renewal, compliance and reporting procedures.

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

Knife River's Gascoyne surface coal mine last produced coal in 1995 but continues to be subject to reclamation requirements of the SMCRA, as well as the North Dakota Surface Mining Act. Portions of the Gascoyne Mine remain under reclamation bond until the 10-year revegetation liability period has expired. A portion of the original permit has been released from bond and additional areas are currently in the process of having the bond released. Knife River's intention is to request bond release as soon as it is deemed possible with all final bond release applications being filed by 2016.

Knife River did not incur any material environmental expenditures in 2012 and, except as to what may be ultimately determined with regard to the issues described later, Knife River does not expect to incur any material expenditures related to environmental compliance with current laws and regulations through 2015.

In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of a commercial property site, acquired by Knife River - Northwest in 1999, and part of the Portland, Oregon, Harbor Superfund Site. For additional information, see Item 8 - Note 19.

The State of Hawaii Department of Health issued a Notice of Violation to Hawaiian Cement dated August 31, 2012, alleging violations of Hawaii's Water Pollution statute. For additional information, see Item 8 - Note 19.

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

MDU Construction Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2012, MDU Construction Services owned or leased facilities in 17 states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops.

MDU Construction Services' backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts. The backlog at December 31, 2012, was approximately $325 million compared to $308 million at December 31, 2011. MDU Construction Services expects to complete a significant amount of this backlog during the year ending December 31, 2013. Due to the nature of its contractual arrangements, in many instances MDU Construction Services' customers are not committed to the specific volumes of services to be purchased under a contract, but rather MDU Construction Services is committed to perform these services if and to the extent requested by the customer. Therefore, there can be no assurance as to the customers' requirements during a particular period or that such estimates at any point in time are predictive of future revenues.

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

MDU Construction Services did not incur any material environmental expenditures in 2012 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2015.

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

Economic Risks
The Company's exploration and production and pipeline and energy services businesses are dependent on factors, including commodity prices and commodity price basis differentials, that are subject to various external influences that cannot be controlled.

These factors include: fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in oil and natural gas operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig and service contracts and to retain employees to identify, drill for and develop reserves; the ability to acquire oil and natural gas properties; and other risks incidental to the development and operations of oil and natural gas wells, processing plants and pipeline systems. Volatility in oil, NGL and natural gas prices could negatively affect the results of operations, cash flows and asset values of the Company's exploration and production and pipeline and energy services businesses.

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

Economic volatility affects the Company's operations, as well as the demand for its products and services and the value of its investments and investment returns including its pension and other postretirement benefit plans, and may have a negative impact on the Company's future revenues and cash flows.

The global demand for natural resources, interest rates, governmental budget constraints and the ongoing threat of terrorism can create volatility in the financial markets. Current economic conditions have negatively affected the level of public and private expenditures on projects and the timing of these projects which, in turn, has negatively affected the demand for the Company's products and services, primarily at the Company's construction businesses. The level of demand for construction products and services could continue to be adversely impacted by the economic conditions in the industries the Company serves, as well as in the economy in general. State and federal budget issues may continue to negatively affect the funding available for infrastructure spending. This continued economic volatility could have a material adverse effect on the Company's results of operations, cash flows and asset values.

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

The Company relies on access to both short-term borrowings, including the issuance of commercial paper, and long-term capital markets as sources of liquidity for capital requirements not satisfied by its cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

•	A severe prolonged economic downturn

•	The bankruptcy of unrelated industry leaders in the same line of business

•	Deterioration in capital market conditions

•	Turmoil in the financial services industry

•	Volatility in commodity prices

•	Terrorist attacks

•	Cyber attacks

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

Actual quantities of recoverable oil, NGL and natural gas reserves and discounted future net cash flows from those reserves may vary significantly from estimated amounts. There is a risk that changes in estimates of proved reserve quantities or other factors including downward movements in prices, could result in additional future noncash write-downs of the Company's oil and natural gas properties.

The process of estimating oil, NGL and natural gas reserves is complex. Reserve estimates are based on assumptions relating to oil, NGL and natural gas pricing, drilling and operating expenses, capital expenditures, taxes, timing of operations, and the percentage of interest owned by the Company in the properties. The proved reserve estimates are prepared for each of the Company's properties by internal engineers assigned to an asset team by geographic area. The internal engineers analyze available geological, geophysical, engineering and economic data for each geographic area. The internal engineers make various assumptions regarding this data. The extent, quality and reliability of this data can vary. Although the Company has prepared its proved reserve estimates in accordance with guidelines established by the industry and the SEC, significant changes to the proved reserve estimates may occur based on actual results of production, drilling, costs and pricing.

The Company bases the estimated discounted future net cash flows from proved reserves on prices and current costs in accordance with SEC requirements. Actual future prices and costs may be significantly different. There is risk that lower SEC Defined Prices, market differentials, changes in estimates of proved reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in additional future noncash write-downs of the Company's oil and natural gas properties.

Environmental and Regulatory Risks
The Company's operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.

The Company is subject to environmental laws and regulations affecting many aspects of its present and future operations, including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, delays as a result of litigation and administrative proceedings, and compliance, remediation, containment, monitoring and reporting obligations, particularly with regard to laws relating to electric generation operations and oil and natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities, as well as private individuals, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations with which they have differing interpretations of the Company's legal or regulatory compliance. The Company cannot predict the outcome (financial or operational) of any related litigation or administrative proceedings that may arise.

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

In December 2011, the EPA finalized the Mercury and Air Toxics rule that will require reductions in mercury and other toxic air emissions from coal- and oil-fired electric utility steam generating units. Montana-Dakota evaluated the pollution control technologies needed at its electric generation resources to comply with this final rule and determined that a fabric filter baghouse is required to control non-mercury metal emissions at the Lewis & Clark Station near Sidney, Montana. Controls must be installed by April 16, 2015, or April 16, 2016, if a one year extension is granted for installation.

Hydraulic fracturing is an important common practice used by Fidelity that involves injecting water; sand; guar, a water thickening agent; and trace amounts of chemicals under pressure into rock formations to stimulate oil, NGL and natural gas production. Fidelity is following state regulations for well drilling and completion, including regulations related to hydraulic fracturing and disposing of recovered fluids. Fracturing fluid constituents are reported in state or national websites. The EPA is developing a study to review the potential effects of hydraulic fracturing on underground sources of drinking water; the results of that study could impact future legislation or regulation. The BLM has released draft well stimulation regulations for hydraulic fracturing operations. If implemented, the BLM regulations would only affect Fidelity's operations on BLM-administered lands. If adopted as proposed, the BLM regulations, along with other legislative initiatives and regulatory studies, proceedings or initiatives at federal or state agencies that focus on the hydraulic fracturing process, could result in additional compliance, reporting and disclosure requirements. Future legislation or regulation could increase compliance and operating costs, as well as delay or inhibit the Company's ability to develop its oil, NGL and natural gas reserves.

On August 16, 2012, the EPA published a final NSPS rule for the oil and natural gas industry. The NSPS rule phases in over the next two years. The first phase was effective October 15, 2012, and primarily covers natural gas wells that are hydraulically fractured. Under the new rule, gas vapors or emissions from the natural gas wells must be captured or combusted utilizing a high efficiency device. Additional reporting requirements and control devices covering oil and natural gas production equipment will be phased in for certain new oil and gas facilities with a final effective date of January 1, 2015. Impacts on Fidelity, WBI Energy Transmission and WBI Energy Midstream from this new rule are not expected to be material and are likely to include implementation of recordkeeping, reporting and testing requirements and the acquisition and installation of required equipment.

Initiatives to reduce GHG emissions could adversely impact the Company's operations.

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. In late March 2012, the EPA proposed a GHG NSPS for new fossil fuel-fired electric generating units, including coal-fired units and natural gas-fired combined-cycle units. The EPA's new carbon dioxide emissions standard is equivalent to emissions from a natural gas-fired, high-efficiency combined-cycle unit. This stringent standard does not allow for any new coal-fired electric generation to be constructed unless the generating unit's carbon dioxide emissions are captured and sequestered. The EPA has not applied this new standard to existing fossil fuel-fired units or existing units that make modifications, therefore no impacts to Montana-Dakota's existing electric generating facilities are expected. However, it is not clear that the EPA will always exempt required future pollution control project modifications from GHG NSPS. If the EPA does not clearly exempt these projects, the Company's electric generation operations could be adversely impacted.

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

In addition to Montana-Dakota's electric generation operations, the GHG emissions from the Company's other operations are monitored, analyzed and reported as required in accordance with applicable laws and regulations. The Company monitors the development of GHG regulations and the potential for GHG regulations to impact all existing and future operations.

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

The Company is subject to regulation or governmental actions by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return and recovery of investment and cost, financing, industry rate structures, health care legislation, tax legislation and recovery of purchased power and purchased gas costs. These governmental regulations significantly influence the Company's operating environment and may affect its ability to recover costs from its customers. The Company is unable to predict the impact on operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company's results of operations and cash flows. Approval from a number of federal and state regulatory agencies would need to be obtained by any potential acquirer of the Company. The approval process could be lengthy and the outcome uncertain.

Other Risks
Weather conditions can adversely affect the Company's operations, and revenues and cash flows.

The Company's results of operations can be affected by changes in the weather. Weather conditions influence the demand for electricity and natural gas, affect the price of energy commodities, affect the ability to perform services at the construction materials and contracting and construction services businesses and affect ongoing operation and maintenance and construction and drilling activities for the pipeline and energy services and exploration and production businesses. In addition, severe weather can be destructive, causing outages, reduced oil and natural gas production, and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company's results of operations, financial position and cash flows.

Competition is increasing in all of the Company's businesses.

All of the Company's businesses are subject to increased competition. Construction services' competition is based primarily on price and reputation for quality, safety and reliability. The construction materials products are marketed under highly competitive conditions and are subject to such competitive forces as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries also are experiencing increased competitive pressures as a result of consumer demands, technological advances, volatility in natural gas prices and other factors. Pipeline and energy services competes with several pipelines for access to natural gas supplies and gathering, transportation and storage business. The exploration and production business is subject to competition in the acquisition and development of oil and natural gas properties. The increase in competition could negatively affect the Company's results of operations, financial position and cash flows.

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

Various operating subsidiaries of the Company participate in approximately 80 multiemployer pension plans for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.

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

The Company operates in industries that require continual operation of sophisticated information technology systems and network infrastructure. While the Company has developed procedures and processes that are designed to protect these systems, they may be vulnerable to failures or unauthorized access due to hacking, viruses, acts of terrorism or other causes. If the technology systems were to fail or be breached and these systems were not recovered in a timely manner, the Company's operational systems and infrastructure, such as the Company's electric generation, transmission and distribution facilities and its oil and natural gas production, storage and pipeline systems, may be unable to fulfill critical business functions. Any such disruption could result in a decrease in the Company's revenues and/or significant remediation costs which could have a material adverse effect on the Company's results of operations, financial position and cash flows. Additionally, because generation, transmission systems and gas pipelines are part of an interconnected system, a disruption elsewhere in the system could negatively impact the Company's business.

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

Item 3. Legal Proceedings

For information regarding legal proceedings, see Item 8 - Note 19, which is incorporated herein by reference.

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

The Company's common stock is listed on the New York Stock Exchange under the symbol "MDU." The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 2012 and 2011 and dividends declared thereon were as follows:

	Common Stock Price (High)	Common Stock Price (Low)	Common Stock Dividends Declared Per Share
2012
First quarter	$22.50	$21.14	$.1675
Second quarter	23.21	20.76	.1675
Third quarter	23.11	21.42	.1675
Fourth quarter	22.23	19.59	.1725
			$.6750

2011
First quarter	$23.00	$20.11	$.1625
Second quarter	24.05	21.47	.1625
Third quarter	23.28	18.25	.1625
Fourth quarter	22.19	18.00	.1675
			$.6550

As of December 31, 2012, the Company's common stock was held by approximately 14,400 stockholders of record.

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

The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2012	—
November 1 through November 30, 2012	49,203	$20.12
December 1 through December 31, 2012	4,685	20.80
Total	53,888
(1) Represents shares of common stock purchased on the open market in connection with annual stock grants made to the Company's non-employee directors and for those directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 6. Selected Financial Data

	2012	(a)	2011	2010	2009	(b)	2008	(c)	2007
Selected Financial Data
Operating revenues (000's):
Electric	$236,895		$225,468	$211,544	$196,171		$208,326		$193,367
Natural gas distribution	754,848		907,400	892,708	1,072,776		1,036,109		532,997
Pipeline and energy services	193,157		278,343	329,809	307,827		532,153		447,063
Exploration and production	448,617		453,586	434,354	439,655		712,279		514,854
Construction materials and contracting	1,617,425		1,510,010	1,445,148	1,515,122		1,640,683		1,761,473
Construction services	938,558		854,389	789,100	819,064		1,257,319		1,103,215
Other	10,370		11,446	7,727	9,487		10,501		10,061
Intersegment eliminations	(124,439)		(190,150)	(200,695)	(183,601)		(394,092)		(315,134)
	$4,075,431		$4,050,492	$3,909,695	$4,176,501		$5,003,278		$4,247,896
Operating income (loss) (000's):
Electric	$49,852		$49,096	$48,296	$36,709		$35,415		$31,652
Natural gas distribution	67,579		82,856	75,697	76,899		76,887		32,903
Pipeline and energy services	49,139		45,365	46,310	69,388		49,560		58,026
Exploration and production	(276,642)		133,790	143,169	(473,399)		202,954		227,728
Construction materials and contracting	57,864		51,092	63,045	93,270		62,849		138,635
Construction services	66,531		39,144	33,352	44,255		81,485		75,511
Other	4,884		5,024	858	(219)		2,887		(7,335)
	$19,207		$406,367	$410,727	$(153,097)		$512,037		$557,120
Earnings (loss) on common stock (000's):
Electric	$30,634		$29,258	$28,908	$24,099		$18,755		$17,700
Natural gas distribution	29,409		38,398	36,944	30,796		34,774		14,044
Pipeline and energy services	26,588		23,082	23,208	37,845		26,367		31,408
Exploration and production	(177,283)		80,282	85,638	(296,730)		122,326		142,485
Construction materials and contracting	32,420		26,430	29,609	47,085		30,172		77,001
Construction services	38,429		21,627	17,982	25,589		49,782		43,843
Other	4,797		6,190	21,046	7,357		10,812		(4,380)
Earnings (loss) on common stock before income (loss) from discontinued operations	(15,006)		225,267	243,335	(123,959)		292,988		322,101
Income (loss) from discontinued operations, net of tax	13,567		(12,926)	(3,361)	—		—		109,334
	$(1,439)		$212,341	$239,974	$(123,959)		$292,988		$431,435

	2012	(a)	2011	2010	2009	(b)	2008	(c)	2007
Earnings (loss) per common share before discontinued operations - diluted	$(.08)		$1.19	$1.29	$(.67)		$1.59		$1.76
Discontinued operations, net of tax	.07		(.07)	(.02)	—		—		.60
	$(.01)		$1.12	$1.27	$(.67)		$1.59		$2.36
Common Stock Statistics
Weighted average common shares outstanding - diluted (000's)	188,826		188,905	188,229	185,175		183,807		182,902
Dividends declared per common share	$.6750		$.6550	$.6350	$.6225		$.6000		$.5600
Book value per common share	$13.95		$14.62	$14.22	$13.61		$14.95		$13.80
Market price per common share (year end)	$21.24		$21.46	$20.27	$23.60		$21.58		$27.61
Market price ratios:
Dividend payout	(d)		58%	50%	(d)		38%		24%
Yield	3.2%		3.1%	3.2%	2.7%		2.9%		2.1%
Price/earnings ratio	(d)		19.2x	16.0x	(d)		13.6x		11.7x
Market value as a percent of book value	152.3%		146.8%	142.5%	173.4%		144.3%		200.1%
Profitability Indicators
Return on average common equity	(.1)%		7.8%	9.1%	(4.9)%		11.0%		18.5%
Return on average invested capital	1.1%		6.3%	7.0%	(1.7)%		8.0%		13.1%
Fixed charges coverage, including preferred dividends	—	(e)	4.0x	4.1x	—	(f)	5.3x		6.4x
(a) Reflects $246.8 million of after-tax noncash write-downs of oil and natural gas properties.
(b) Reflects a $384.4 million after-tax noncash write-down of oil and natural gas properties.
(c) Reflects an $84.2 million after-tax noncash write-down of oil and natural gas properties.
(d) Not meaningful due to effects of the after-tax noncash write-down(s), as previously discussed.
(e) For more information on fixed charges coverage, including preferred dividends, see Item 7 - MD&A.
(f) Due to the $384.4 million after-tax noncash write-down of oil and natural gas properties, earnings were insufficient by $228.7 million to cover fixed charges. If the $384.4 million after-tax noncash write-down is excluded, the coverage of fixed charges, including preferred dividends would have been 4.6 times. The coverage of fixed charges including preferred stock dividends, that excludes the effect of the after-tax noncash write-down of oil and natural gas properties is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure is useful because the write-down excluded is not indicative of the Company's cash flows available to meet its fixed charges obligations. The presentation of this additional information is not meant to be considered a substitute for financial measures prepared in accordance with GAAP.

Note:
• Cascade and Intermountain, natural gas distribution businesses, were acquired on July 2, 2007, and October 1, 2008, respectively.

	2012	2011	2010	2009	2008	2007
General
Total assets (000's)	$6,682,491	$6,556,125	$6,303,549	$5,990,952	$6,587,845	$5,592,434
Total long-term debt (000's)	$1,744,975	$1,424,678	$1,506,752	$1,499,306	$1,647,302	$1,308,463
Capitalization ratios:
Common equity	60%	66%	64%	63%	61%	66%
Total debt	40	34	36	37	39	34
	100%	100%	100%	100%	100%	100%
Electric
Retail sales (thousand kWh)	2,996,528	2,878,852	2,785,710	2,663,560	2,663,452	2,601,649
Sales for resale (thousand kWh)	14,094	63,899	58,321	90,789	223,778	165,639
Electric system summer and firm purchase contract PRCs (Interconnected system)	552.8	572.8	553.3	(a)	(a)	(a)
Electric system peak demand obligation, including firm purchase contracts, PRCs (Interconnected system)	550.7	524.2	529.5	(a)	(a)	(a)
Demand peak - kW (Interconnected system)	573,587	535,761	525,643	525,643	525,643	525,643
Electricity produced (thousand kWh)	2,299,686	2,488,337	2,472,288	2,203,665	2,538,439	2,253,851
Electricity purchased (thousand kWh)	870,516	645,567	521,156	682,152	516,654	576,613
Average cost of fuel and purchased power per kWh	$.023	$.021	$.021	$.023	$.025	$.025
Natural Gas Distribution (b)
Sales (Mdk)	93,810	103,237	95,480	102,670	87,924	52,977
Transportation (Mdk)	132,010	124,227	135,823	132,689	103,504	54,698
Degree days (% of normal)
Montana-Dakota/Great Plains	84%	101%	98%	104%	103%	93%
Cascade	96%	103%	96%	105%	108%	102%
Intermountain	91%	107%	100%	107%	90%	—
Pipeline and Energy Services
Transportation (Mdk)	137,720	113,217	140,528	163,283	138,003	140,762
Gathering (Mdk)	47,084	66,500	77,154	92,598	102,064	92,414
Customer natural gas storage balance (Mdk)	43,731	36,021	58,784	61,506	30,598	50,219
Exploration and Production
Production:
Oil (MBbls)	3,694	2,724	2,767	2,557	2,232	1,857
NGL (MBbls)	828	776	495	554	576	508
Natural gas (MMcf)	33,214	45,598	50,391	56,632	65,457	62,798
Total production (MBOE)	10,058	11,099	11,661	12,550	13,717	12,831
Average realized prices (including hedges):
Oil (per Bbl)	$86.52	$86.66	$69.59	$50.67	$88.66	$62.94
NGL (per Bbl)	$39.81	$54.06	$44.93	$32.18	$54.65	$45.78
Natural gas (per Mcf)	$2.89	$3.85	$4.36	$5.16	$7.38	$5.96
Average realized prices (excluding hedges):
Oil (per Bbl)	$84.84	$91.62	$70.61	$53.57	$89.41	$63.29
NGL (per Bbl)	$39.81	$54.06	$44.93	$32.18	$54.65	$45.78
Natural gas (per Mcf)	$2.08	$3.30	$3.57	$2.99	$7.29	$5.37
Proved reserves:
Oil (MBbls)	33,453	27,005	25,666	25,930	25,238	24,270
NGL (MBbls)	7,153	7,342	7,201	8,286	9,110	6,342
Natural gas (MMcf)	239,278	379,827	448,397	448,425	604,282	523,737
Total proved reserves (MBOE)	80,486	97,651	107,599	108,954	135,062	117,901

	2012	2011	2010	2009	2008	2007
Construction Materials and Contracting
Sales (000's):
Aggregates (tons)	23,285	24,736	23,349	23,995	31,107	36,912
Asphalt (tons)	5,988	6,709	6,279	6,360	5,846	7,062
Ready-mixed concrete (cubic yards)	3,157	2,864	2,764	3,042	3,729	4,085
Aggregate reserves (000's tons)	1,088,236	1,088,833	1,107,396	1,125,491	1,145,161	1,215,253
(a) Information not available for periods prior to 2010. (b) Cascade and Intermountain were acquired on July 2, 2007, and October 1, 2008, respectively.

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

Key Strategies and Challenges
Electric and Natural Gas Distribution
Strategy Provide competitively priced energy and related services to customers. The electric and natural gas distribution segments continually seek opportunities to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation and transmission and natural gas systems, and through selected acquisitions of companies and properties at prices that will provide stable cash flows and an opportunity for the Company to earn a competitive return on investment.

Challenges Both segments are subject to extensive regulation in the state jurisdictions where they conduct operations with respect to costs and permitted returns on investment as well as subject to certain operational, system integrity and environmental regulations. These regulations can require substantial investment to upgrade facilities. The ability of these segments to grow through acquisitions is subject to significant competition. In addition, the ability of both segments to grow service territory and customer base is affected by the economic environment of the markets served and competition from other energy providers and fuels. The construction of any new electric generating facilities, transmission lines and other service facilities are subject to increasing cost and lead time, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which will necessitate increases in electric energy prices. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas.

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

Exploration and Production
Strategy Apply technology and utilize existing exploration and production expertise, with a focus on operated properties, to increase production and reserves from existing leaseholds, and to seek additional reserves and production opportunities both in new and existing areas to further expand the segment's asset base. By optimizing existing operations and taking advantage of new and incremental growth opportunities, this segment is focused on balancing the oil and natural gas commodity mix to maximize profitability with its goal to add value by increasing both reserves and production over the long term so as to generate competitive returns on investment.

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

For information pertinent to various commitments and contingencies, see Item 8 - Notes to Consolidated Financial Statements.

Earnings Overview
The following table summarizes the contribution to consolidated earnings (loss) by each of the Company's businesses.

Years ended December 31,	2012	2011	2010
	(Dollars in millions, where applicable)
Electric	$30.6	$29.2	$28.9
Natural gas distribution	29.4	38.4	37.0
Pipeline and energy services	26.6	23.1	23.2
Exploration and production	(177.2)	80.3	85.6
Construction materials and contracting	32.4	26.4	29.6
Construction services	38.4	21.6	18.0
Other	4.8	6.2	21.0
Earnings (loss) before discontinued operations	(15.0)	225.2	243.3
Income (loss) from discontinued operations, net of tax	13.6	(12.9)	(3.3)
Earnings (loss) on common stock	$(1.4)	$212.3	$240.0
Earnings (loss) per common share - basic:
Earnings (loss) before discontinued operations	$(.08)	$1.19	$1.29
Discontinued operations, net of tax	.07	(.07)	(.01)
Earnings (loss) per common share - basic	$(.01)	$1.12	$1.28
Earnings (loss) per common share - diluted:
Earnings (loss) before discontinued operations	$(.08)	$1.19	$1.29
Discontinued operations, net of tax	.07	(.07)	(.02)
Earnings (loss) per common share - diluted	$(.01)	$1.12	$1.27
Return on average common equity	(.1)%	7.8%	9.1%

2012 compared to 2011 Consolidated earnings for 2012 decreased $213.7 million from the prior year. This decrease was due to:

•
Noncash write-downs of oil and natural gas properties of $246.8 million (after tax), lower average realized natural gas prices, decreased natural gas production, as well as higher depreciation, depletion and amortization expense, partially offset by increased oil production at the exploration and production business

•	Decreased retail sales volumes at the natural gas distribution business, largely resulting from warmer weather than last year

Partially offsetting these decreases were:

•
Income from discontinued operations of $13.6 million (after tax), largely related to a benefit from an arbitration charge reversal resulting from a favorable court ruling, as discussed in Item 8 - Note 3

•
Higher workloads and margins in the Central and Western regions, higher equipment sales and rental margins, as well as higher margins in the Mountain region, partially offset by higher general and administrative expense at the construction services business

•
Higher ready-mixed concrete and other product line margins and volumes, increased construction margins, as well as higher liquid asphalt oil margins and volumes, partially offset by lower gains from the sale of property, plant and equipment and lower aggregate and asphalt margins and volumes at the construction materials and contracting business

•
Lower operation and maintenance expense from existing operations largely related to a $15.0 million (after tax) net benefit related to the natural gas gathering operations litigation, as discussed in Item 8 - Note 19, partially offset by lower natural gas gathering volumes from existing operations at the pipeline and energy services business

2011 compared to 2010 Consolidated earnings for 2011 decreased $27.7 million from the prior year. This decrease was due to:

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

Financial and Operating Data
Below are key financial and operating data for each of the Company's businesses.

Electric

Years ended December 31,	2012	2011	2010
	(Dollars in millions, where applicable)
Operating revenues	$236.9	$225.5	$211.6
Operating expenses:
Fuel and purchased power	72.4	64.5	63.1
Operation and maintenance	71.8	70.3	63.8
Depreciation, depletion and amortization	32.5	32.2	27.3
Taxes, other than income	10.3	9.4	9.1
	187.0	176.4	163.3
Operating income	49.9	49.1	48.3
Earnings	$30.6	$29.2	$28.9
Retail sales (million kWh)	2,996.5	2,878.9	2,785.7
Sales for resale (million kWh)	14.1	63.9	58.3
Average cost of fuel and purchased power per kWh	$.023	$.021	$.021

2012 compared to 2011 Electric earnings increased $1.4 million (5 percent) compared to the prior year due to:

•
Higher retail sales volumes of 4 percent, primarily to small commercial and industrial and residential customers, reflecting increased demand due to warmer summer weather than last year, as well as increased customer growth, offset in part by decreased volumes to large commercial and industrial customers

•	Higher other income of $900,000 (after tax), largely higher allowance for funds used during construction

•	Lower net interest expense of $900,000 (after tax), including higher capitalized interest

Partially offsetting these increases were:

•	Higher income taxes of $1.4 million, including the absence of an income tax benefit related to favorable resolution of certain income tax matters in 2011

•	Increased taxes other than income of $600,000 (after tax), primarily related to higher property taxes

•
Higher operation and maintenance expense of $500,000 (after tax), largely related to increased contract services at certain of the Company's electric generation stations, as well as higher payroll-related costs, partially offset by lower benefit-related costs

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

Partially offsetting these increases were:

•	Higher operation and maintenance expense of $4.1 million (after tax), primarily increased benefit-related costs, as well as increased contract services

•	Increased depreciation, depletion and amortization expense of $3.0 million (after tax), including the effects of higher property, plant and equipment balances

•	Lower other income of $2.2 million (after tax), largely lower allowance for funds used during construction related to electric generation projects, which were placed in service in 2010

•	Higher net interest expense of $1.4 million (after tax), including lower capitalized interest

Natural Gas Distribution

Years ended December 31,	2012	2011	2010
	(Dollars in millions, where applicable)
Operating revenues	$754.8	$907.4	$892.7
Operating expenses:
Purchased natural gas sold	457.4	594.6	589.3
Operation and maintenance	139.4	137.3	137.4
Depreciation, depletion and amortization	45.7	44.6	43.0
Taxes, other than income	44.7	48.0	47.3
	687.2	824.5	817.0
Operating income	67.6	82.9	75.7
Earnings	$29.4	$38.4	$37.0
Volumes (MMdk):
Sales	93.8	103.3	95.5
Transportation	132.0	124.2	135.8
Total throughput	225.8	227.5	231.3
Degree days (% of normal)*
Montana-Dakota/Great Plains	84%	101%	98%
Cascade	96%	103%	96%
Intermountain	91%	107%	100%
Average cost of natural gas, including transportation, per dk	$4.88	$5.76	$6.17
* Degree days are a measure of the daily temperature-related demand for energy for heating.

2012 compared to 2011 The natural gas distribution business experienced a decrease in earnings of $9.0 million (23 percent) compared to the prior year due to:

•
Lower earnings of $7.6 million (after tax) related to decreased retail sales volumes, largely resulting from warmer weather than last year, partially offset by weather normalization in certain jurisdictions

•
Higher taxes other than income of $1.3 million (after tax), primarily related to higher property taxes. This increase was more than offset by lower taxes other than income resulting from lower natural gas revenues.

•	Higher income taxes of $1.2 million, primarily related to the absence of a reduction of deferred income taxes associated with benefits in 2011

•	Increased operation and maintenance expense of $700,000 (after tax), including increased contract services

These decreases were partially offset by higher other income of $1.1 million (after tax), primarily related to allowance for funds used during construction.

2011 compared to 2010 The natural gas distribution business experienced an increase in earnings of $1.4 million (4 percent) compared to the prior year due to increased retail sales volumes and margins, largely resulting from colder weather than the prior year.

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

•	Lower nonregulated energy-related services of $1.3 million (after tax), largely related to lower pipeline project activity

•	Increased depreciation, depletion and amortization expense of $1.0 million (after tax), primarily resulting from higher property, plant and equipment balances

The previous table also reflects lower revenue and lower operation and maintenance expense related to pipeline project activity.

Pipeline and Energy Services

Years ended December 31,	2012		2011	2010
	(Dollars in millions)
Operating revenues	$193.1		$278.3	$329.8
Operating expenses:
Purchased natural gas sold	50.5		125.3	153.9
Operation and maintenance	52.2	*	68.9	90.6	**
Depreciation, depletion and amortization	27.7		25.5	26.0
Taxes, other than income	13.6		13.2	13.0
	144.0		232.9	283.5
Operating income	49.1		45.4	46.3
Earnings	$26.6	*	$23.1	$23.2	**
Transportation volumes (MMdk)	137.7		113.2	140.5
Natural gas gathering volumes (MMdk)	47.1		66.5	77.2
Customer natural gas storage balance (MMdk):
Beginning of period	36.0		58.8	61.5
Net injection (withdrawal)	7.7		(22.8)	(2.7)
End of period	43.7		36.0	58.8
  * Results reflect a net benefit of $24.1 million ($15.0 million after tax) related to the natural gas gathering operations litigation, largely reflected in operation and maintenance expense, as discussed in Item 8 - Note 19.
** Reflects a natural gas gathering arbitration charge of $26.6 million ($16.5 million after tax), as discussed in Item 8 - Note 19.

2012 compared to 2011 Pipeline and energy services earnings increased $3.5 million (15 percent) largely due to:

•
Lower operation and maintenance expense from existing operations largely related to a $15.0 million (after tax) net benefit related to the natural gas gathering operations litigation, as discussed in Item 8 - Note 19, which was partially offset by an impairment of certain natural gas gathering assets of $1.7 million (after tax) due largely to low natural gas prices

•	Higher oil and natural gas gathering and processing volumes from a recent acquisition, as discussed in Item 8 - Note 2

Partially offsetting the earnings increase were:

•
Lower earnings of $10.4 million (after tax) due to lower natural gas gathering volumes from existing operations, largely resulting from customers experiencing normal declines, production curtailments, deferral of certain natural gas development activity and the Company's divestments

•	Lower storage services revenue of $600,000 (after tax), largely lower average storage balances, as well as lower withdrawal volumes

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

Exploration and Production

Years ended December 31,	2012	2011	2010
	(Dollars in millions, where applicable)
Operating revenues:
Oil	$319.6	$236.1	$192.5
NGL	33.0	41.9	22.3
Natural gas	96.0	175.6	219.6
	448.6	453.6	434.4
Operating expenses:
Operation and maintenance:
Lease operating costs	77.7	75.6	68.5
Gathering and transportation	17.4	24.3	23.5
Other	37.0	36.5	32.5
Depreciation, depletion and amortization	160.7	142.6	130.5
Taxes, other than income:
Production and property taxes	39.7	40.8	35.5
Other	1.0	—	.7
Write-downs of oil and natural gas properties	391.8	—	—
	725.3	319.8	291.2
Operating income (loss)	(276.7)	133.8	143.2
Earnings (loss)	$(177.2)	$80.3	$85.6
Production:
Oil (MBbls)	3,694	2,724	2,767
NGL (MBbls)	828	776	495
Natural gas (MMcf)	33,214	45,598	50,391
Total production (MBOE)	10,058	11,099	11,661
Average realized prices (including hedges):
Oil (per Bbl)	$86.52	$86.66	$69.59
NGL (per Bbl)	$39.81	$54.06	$44.93
Natural gas (per Mcf)	$2.89	$3.85	$4.36
Average realized prices (excluding hedges):
Oil (per Bbl)	$84.84	$91.62	$70.61
NGL (per Bbl)	$39.81	$54.06	$44.93
Natural gas (per Mcf)	$2.08	$3.30	$3.57
Average depreciation, depletion and amortization rate, per BOE	$15.28	$12.25	$10.64
Production costs, including taxes, per BOE:
Lease operating costs	$7.73	$6.81	$5.87
Gathering and transportation	1.73	2.19	2.01
Production and property taxes	3.94	3.67	3.04
	$13.40	$12.67	$10.92

2012 compared to 2011 Earnings at the exploration and production business decreased $257.5 million due to:

•	Noncash write-downs of oil and natural gas properties of $246.8 million (after tax), as discussed in Item 8 - Note 1

•	Lower average realized natural gas prices of 25 percent

•	Decreased natural gas production of 27 percent, largely related to normal declines, production curtailments, deferral of certain natural gas development activity and divestment of existing properties

•	Higher depreciation, depletion and amortization expense of $11.4 million (after tax), due to higher depletion rates, partially offset by lower volumes

•	Lower average realized NGL prices of 26 percent

Partially offsetting these decreases were:

•	Increased oil production of 36 percent, primarily related to drilling activity in the Bakken area, as well as the Paradox Basin

•	Lower gathering and transportation expense of $4.3 million (after tax), largely due to lower gathering costs resulting from lower volumes and lower gathering rates in the coalbed area

2011 compared to 2010 Earnings at the exploration and production business decreased $5.3 million (6 percent) due to:

•	Lower average realized natural gas prices of 12 percent

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

Construction Materials and Contracting

Years ended December 31,	2012	2011	2010
	(Dollars in millions)
Operating revenues	$1,617.4	$1,510.0	$1,445.1
Operating expenses:
Operation and maintenance	1,442.5	1,337.4	1,260.4
Depreciation, depletion and amortization	79.5	85.5	88.3
Taxes, other than income	37.5	36.0	33.4
	1,559.5	1,458.9	1,382.1
Operating income	57.9	51.1	63.0
Earnings	$32.4	$26.4	$29.6
Sales (000's):
Aggregates (tons)	23,285	24,736	23,349
Asphalt (tons)	5,988	6,709	6,279
Ready-mixed concrete (cubic yards)	3,157	2,864	2,764

2012 compared to 2011 Earnings at the construction materials and contracting business increased $6.0 million (23 percent) due to:

•
Higher earnings of $6.4 million (after tax) resulting from higher ready-mixed concrete margins and volumes, primarily in the North Central and Northwest regions, as well as higher other product line volumes and margins

•	Increased construction margins of $3.6 million (after tax), largely related to increased construction margins in the South and Intermountain regions

•	Higher earnings of $3.6 million (after tax) resulting from higher liquid asphalt oil margins and volumes

•	Lower selling, general and administrative costs of $2.8 million (after tax), largely due to lower benefit and payroll-related costs

Partially offsetting the increases were:

•	Lower gains of $4.0 million (after tax) from the sale of property, plant and equipment

•	Lower earnings of $3.6 million (after tax) resulting from lower aggregate margins primarily due to higher costs, as well as lower volumes

•	Lower earnings of $2.9 million (after tax) resulting from lower asphalt margins primarily due to higher costs, as well as lower volumes

2011 compared to 2010 Earnings at the construction materials and contracting business decreased $3.2 million (11 percent) due to:

•	Lower earnings of $5.8 million (after tax) resulting from lower liquid asphalt oil margins, largely due to higher asphalt oil costs

•	Lower earnings of $3.3 million (after tax) resulting from lower other product line margins, largely due to lower revenues and higher costs

•	Lower earnings of $2.3 million (after tax) resulting from lower ready-mixed concrete margins, primarily due to higher costs

Partially offsetting the decreases were:

•	Increased construction margins of $5.4 million (after tax), largely due to increased margins and volumes in the Pacific, North Central and Mountain regions

•	Lower interest expense of $2.3 million (after tax), primarily due to lower average interest rates

Construction Services

Years ended December 31,	2012	2011	2010
	(In millions)
Operating revenues	$938.6	$854.4	$789.1
Operating expenses:
Operation and maintenance	831.9	778.5	719.7
Depreciation, depletion and amortization	11.1	11.4	12.1
Taxes, other than income	29.1	25.4	23.9
	872.1	815.3	755.7
Operating income	66.5	39.1	33.4
Earnings	$38.4	$21.6	$18.0

2012 compared to 2011 Construction services earnings increased $16.8 million (78 percent) compared to the prior year due to higher earnings of $21.3 million resulting from higher workloads and margins in the Central and Western regions, higher equipment sales and rental margins, as well as higher margins in the Mountain region. These increases were partially offset by higher general and administrative expense of $4.6 million (after tax), including higher payroll-related costs.

2011 compared to 2010 Construction services earnings increased $3.6 million (20 percent) compared to the prior year primarily due to higher workloads and margins in the Western region, higher equipment sales and rental margins, as well as decreased general and administrative expense of $1.1 million (after tax). The earnings increase was partially offset by lower workloads and margins in the Mountain region, as well as lower margins in the Central region.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

Years ended December 31,	2012	2011	2010
	(In millions)
Other:
Operating revenues	$10.4	$11.4	$7.7
Operation and maintenance	3.3	4.7	4.8
Depreciation, depletion and amortization	2.0	1.6	1.6
Taxes, other than income	.2	.1	.5
Intersegment transactions:
Operating revenues	$124.4	$190.1	$200.7
Purchased natural gas sold	82.7	147.7	175.4
Operation and maintenance	41.7	42.4	25.3

For more information on intersegment eliminations, see Item 8 - Note 15.

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

MDU Resources Group, Inc.

•	Earnings per common share for 2013, diluted, are projected in the range of $1.20 to $1.35. The Company expects the approximate percentage of 2013 earnings per common share by quarter to be:

◦	First quarter – 15 percent

◦	Second quarter – 20 percent

◦	Third quarter – 35 percent

◦	Fourth quarter – 30 percent

•	The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 to 10 percent.

•	The Company continually seeks opportunities to expand through organic growth opportunities and strategic acquisitions.

•
The Company focuses on creating value through vertical integration between its business units. For example, the pipeline and energy services business' planned partially owned diesel topping plant located in the Bakken region expects to have the construction materials and services business involved in constructing the facility, the exploration and production business supplying production to the plant, the pipeline transporting natural gas to the plant, and the utility supplying electricity.

Electric and natural gas distribution

•	The Company filed an application with the SDPUC on December 21, 2012, for a natural gas rate increase, as discussed in Item 8 - Note 18.

•	The Company filed an application with the MTPSC on September 26, 2012, for a natural gas rate increase, as discussed in Item 8 -Note 18.

•
The EPA approved the South Dakota Regional Haze Program, which requires the Big Stone Station to install and operate a BART air-quality control system to reduce emissions of particulate matter, sulfur dioxide and nitrogen oxides. The Company's share of the cost for the installation is estimated at $125 million and is expected to be complete in 2015. The NDPSC has approved advance determination of prudence for recovery of costs related to this system in electric rates charged to customers.

•
The Company plans to construct and operate an 88-MW simple-cycle natural gas turbine and associated facilities, with an estimated project cost of $86 million and a projected in-service date in late 2014. It will be located on owned property that is adjacent to the Company's Heskett Generating Station near Mandan, North Dakota. The capacity is necessary to meet the requirements of the Company's integrated electric system customers and will be a partial replacement for third-party contract capacity expiring in 2015. Advance determination of prudence and a Certificate of Public Convenience and Necessity have been received from the NDPSC.

•
The Company plans to invest approximately $70 million in 2013 to serve the growing electric and natural gas customer base associated with the Bakken oil development in western North Dakota and eastern Montana.

•	The Company expects to grow its rate base by approximately 6 percent compounded annually over the next five years.

•
The Company is analyzing potential projects for accommodating load growth in its industrial and agricultural sectors, with company- and customer-owned pipeline facilities designed to serve existing facilities served by fuel oil or propane, and to serve new customers. The Company is currently engaged in a 30-mile natural gas line project into the Hanford Nuclear Site in Washington.

•	Currently the Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest and Idaho.

•	The Company is pursuing opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted toward delivery of energy to major market areas.

Pipeline and energy services

•
The Company and Calumet Specialty Products Partners, L.P., have formed a joint venture to develop, build and operate a 20,000 BOPD diesel topping plant in southwestern North Dakota. The facility will process Bakken crude and market the diesel within the Bakken region. Land has been purchased near Dickinson, North Dakota, for the site, and permitting activities are under way. Total project costs are estimated to be approximately $280 million to $300 million, with a projected in-service date in late 2014.

•
In May 2012, the Company purchased a 50 percent undivided interest in Whiting Oil and Gas Corporation's Pronghorn natural gas and oil midstream assets near Belfield, North Dakota, in the Bakken area. The Company invested approximately $100 million in 2012 including the purchase price. The Belfield natural gas processing plant has an inlet processing capacity of 35 MMcf per day. The Company will receive a full year of benefit from this acquisition in 2013.

•
In August 2012, the Company placed in service approximately 13 miles of high-pressure transmission pipeline from the Stateline processing facilities in northwestern North Dakota to deliver natural gas into the Northern Border Pipeline, which is expected to result in increased transportation volumes for 2013.

•	Dry natural gas gathering volumes are expected to be lower in 2013 compared to 2012 because of curtailments and the deferral of certain development activity.

•
The Company recently reached an agreement to construct a pipeline in 2014 to connect the planned Garden Creek II gas processing plant in northwestern North Dakota to deliver natural gas into the Northern Border Pipeline.

•
The Company continues to pursue expansion of facilities and services offered to customers. Energy development within its geographic region, which includes portions of Colorado, Montana, North Dakota and Wyoming, is expanding, most notably the Bakken area of North Dakota and eastern Montana. The Company owns an extensive natural gas pipeline system in the Bakken area. Ongoing energy development is expected to have many direct and indirect benefits to this business.

Exploration and production

•
The Company expects to spend approximately $400 million in capital expenditures in 2013. With improving well cost efficiencies and having essentially completed the extensive 2012 exploration program, the capital program will focus on growth projects where the Company expects higher returns namely the Bakken, Paradox Basin and Texas, as described later. Follow-up on development activity of the 2012 exploration program (beyond the activity in the Paradox) could take place in late 2013 or early 2014 depending upon the economic competitiveness of those plays once they are fully appraised. The 2013 planned capital expenditure total does not include potential acquisitions.

•
For 2013, the Company expects a 25 to 30 percent increase in oil production, a flat to slight increase in NGL production, and a 15 to 25 percent decrease in natural gas production. The majority of the capital program is focused on growing oil production considering current relative commodity prices. The Company expects to return to some natural gas development when the commodity prices make it more profitable to do so.

•	The Company has a total of seven drilling rigs deployed on its acreage in the Bakken, Texas and Paradox areas.

•	Bakken areas

◦	The Company owns a total of approximately 127,000 net acres of leaseholds in Mountrail, Stark and Richland counties.

◦	Production grew 71 percent in the fourth quarter of 2012 compared to last year.

◦
Capital expenditures are expected to total approximately $200 million in 2013. The Company is currently operating five rigs in the play; with improving drilling efficiencies and other factors that number could vary across 2013 from three to five rigs.

◦	Following are recent well results:

Well Name	Spacing	1st Production Date	24-Hour IP Rate (BOEPD)
Sundts 23-14-15H	1280	10/27/2012	1,494
Corpron 16-21-22H	1280	11/16/2012	1,395
Miriah 19-30-29H	1280	11/29/2012	972
Bauer 25-36H	1280	12/20/2012	1,290
Niemitalo 24-13H	1280	1/7/2013	1,071
State 34-33-28H	1280	1/9/2013	1,053
Fladeland 34-31H	640	1/13/2013	642

•	Paradox Basin, Utah

◦	The Company has increased its holding to approximately 83,000 net acres and also has an option to lease another 20,000 acres.

◦	Production grew more than 1,400 percent in the fourth quarter of 2012 compared to last year.

◦	The Company has experienced strong well results with the Paradox 12-1 consistently producing 1,500 BOPD since mid-September with consistently high-flowing pressures above 2,000 psi.

◦
The Company is continuing to proceed systematically in this play, and anticipates spending $70 million of capital expenditures in 2013. As the play is fully understood, the opportunity to ramp up to full-scale development could increase the planned investment. At this point, the potential appears very significant.

◦	Approximately 50 to 75 future net locations have been identified. Estimated gross ultimate recovery rates per well range from 250,000 to 1 million Bbls.

•	Texas

◦	The Company is targeting areas that have the potential for higher liquids content with approximately $40 million of capital planned for 2013.

•	Other opportunities

◦
The Company plans to drill one horizontal well during 2013 in Sioux County, Nebraska. Upon evaluation of this well, the Company may exercise an option to purchase a 65 percent working interest in approximately 79,000 gross acres.

◦	The remaining forecasted 2013 capital has been allocated to other operated and non-operated opportunities.

•
Earnings guidance reflects estimated average NYMEX index prices for February through December in the ranges of $85.00 to $95.00 per Bbl of crude oil, and $3.25 to $3.75 per Mcf of natural gas. Estimated prices for NGL are in the range of $30.00 to $45.00 per Bbl.

•
For 2013 the Company has hedged 7,000 BOPD, with an additional 2,000 BOPD for the period March through December, utilizing swaps and costless collars with a weighted average price of $98.81 and $92.50/$107.03 (floor/ceiling) respectively. For 2013, the Company has hedged 30,000 MMBtu of natural gas per day, with an additional 10,000 MMBtu per day for February through December and an additional 10,000 MMBtu per day for March through December, utilizing swaps at a weighted average price of $3.74.

•	The hedges that are in place as of February 15, 2013, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (Bbl/MMBtu)	Price (Per Bbl/MMBtu)
Crude Oil	Collar	NYMEX	1/13 - 12/13	365,000	$95.00-$117.00
Crude Oil	Collar	NYMEX	1/13 - 12/13	365,000	$90.00-$97.05
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$95.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$95.30
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$100.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	182,500	$100.02
Crude Oil	Swap	NYMEX	1/13 - 12/13	365,000	$102.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	365,000	$104.00
Crude Oil	Swap	NYMEX	1/13 - 12/13	365,000	$98.00
Crude Oil	Swap	NYMEX	3/13 - 12/13	153,000	$94.15
Crude Oil	Swap	NYMEX	3/13 - 12/13	153,000	$94.00
Crude Oil	Swap	NYMEX	3/13 - 12/13	306,000	$97.45
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$95.15
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$95.00
Natural Gas	Swap	NYMEX	1/13 - 12/13	3,650,000	$3.76
Natural Gas	Swap	NYMEX	1/13 - 12/13	3,650,000	$3.90
Natural Gas	Swap	NYMEX	1/13 - 12/13	3,650,000	$4.00
Natural Gas	Swap	NYMEX	2/13 - 12/13	3,340,000	$3.50
Natural Gas	Swap	NYMEX	3/13 - 12/13	3,060,000	$3.50
Natural Gas	Swap	NYMEX	1/14 - 12/14	3,650,000	$4.13

Construction materials and contracting

•
Work backlog as of December 31, 2012, was approximately $406 million, compared to approximately $384 million a year ago. Private work represents 14 percent of the backlog, up from 8 percent in 2011. Public work represents 86 percent of the backlog. The backlog includes a variety of projects such as highway paving projects, airports, bridge work, reclamation and harbor expansions.

•	The Company's backlog in the Bakken area of North Dakota is approximately $32 million.

•	Projected revenues included in the Company's 2013 earnings guidance are in the range of $1.5 billion to $1.7 billion.

•	The Company anticipates margins in 2013 to be higher compared to 2012.

•
The Company continues to pursue opportunities for expansion in energy projects such as refineries, transmission, wind towers and geothermal. Initiatives are aimed at capturing additional market share and expanding into new markets.

•
As the country's fifth-largest sand and gravel producer, the Company will continue to strategically manage its 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

Construction services

•
Work backlog as of December 31, 2012, was approximately $325 million, compared to approximately $308 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	The Company's backlog in the Bakken area of North Dakota is approximately $1 million.

•	Projected revenues included in the Company's 2013 earnings guidance are in the range $850 million to $950 million.

•	The Company anticipates margins in 2013 to be lower compared to 2012.

•
The Company continues to pursue opportunities for expansion in energy projects such as refineries, transmission, substations, utility services, as well as solar. Initiatives are aimed at capturing additional market share and expanding into new markets.

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

Estimates are used for items such as impairment testing of long-lived assets, goodwill and oil and natural gas properties; fair values of acquired assets and liabilities under the acquisition method of accounting; oil and natural gas reserves; aggregate reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; the valuation of stock-based compensation; and the fair value of derivative instruments. The Company's critical accounting policies are subject to judgments and uncertainties that affect the application of such policies. As discussed below, the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.

As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates. The following critical accounting policies involve significant judgments and estimates.

Oil and natural gas properties
Estimates of proved reserves were prepared in accordance with guidelines established by the industry and the SEC. The estimates are arrived at using actual historical wellhead production trends and/or standard reservoir engineering methods utilizing available geological, geophysical, engineering and economic data. The extent, quality and reliability of this data can vary. Other factors used in the reserve estimates are prices, market differentials, estimates of well operating and future development costs, taxes, timing of operations, and the interests owned by the Company in the properties. These estimates are refined as new information becomes available.

As these estimates change, calculated proved reserves may change. Changes in proved reserve quantities impact the Company's depreciation, depletion and amortization expense since the Company uses the units-of-production method to amortize its oil and natural gas properties. The proved reserves are also used as the basis for the disclosures in Item 8 - Supplementary Financial Information and are the underlying basis of the "ceiling test" for the Company's oil and natural gas properties.

The Company uses the full-cost method of accounting for its exploration and production activities. Under this method, capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net cash flows from proved reserves discounted at 10 percent, as mandated under the rules of the SEC, plus the cost of unproved properties not subject to amortization, less applicable income taxes. SEC Defined Prices are used to estimate proved reserves and associated future cash flows. The Company hedges a portion of its oil and natural gas production and the effects of the cash flow hedges are used in determining the full-cost ceiling. Judgments and assumptions are made when estimating and valuing proved reserves. There is risk that lower SEC Defined Prices, market differentials, changes in estimates of proved reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in additional future noncash write-downs of the Company's oil and natural gas properties.

Impairment of long-lived assets and intangibles
The Company reviews the carrying values of its long-lived assets and intangibles, excluding oil and natural gas properties, whenever events or changes in circumstances indicate that such carrying values may not be recoverable and at least annually for goodwill.

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
The goodwill impairment test is a two-step process performed at the reporting unit level. The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which the Company's chief executive officer and other management regularly review the operating results. For more information on the Company's operating segments, see Item 8 - Note 15. The first step of the impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. For the years ended December 31, 2012, 2011 and 2010, there were no impairment losses recorded. At December 31, 2012, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the weighted average cost of capital at each reporting unit. The weighted average cost of capital, which varies by reporting unit and is in the range of 6 percent to 11 percent, and a long-term growth rate projection of approximately 3 percent were utilized in the goodwill impairment test performed in the fourth quarter of 2012. Under the market approach, the Company estimates fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.
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

Revenue recognition
Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is reasonably assured. The recognition of revenue requires the Company to make estimates and assumptions that affect the reported amounts of revenue. Critical estimates related to the recognition of revenue include costs on construction contracts under the percentage-of-completion method.

The Company recognizes construction contract revenue from fixed-price and modified fixed-price construction contracts at its construction businesses using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Inasmuch as contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on the Company's results of operations, financial position and cash flows.

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

The Company believes its estimates surrounding percentage-of-completion accounting are reasonable based on the information that is known when the estimates are made. The Company has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that the Company's estimates have changed in the past and will continually change in the future as new information becomes available for each job. There were no material changes in contract estimates at the individual contract level in 2012.

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

The Company makes various assumptions when determining plan costs, including the current discount rates and the expected long-term return on plan assets, the rate of compensation increases and healthcare cost trend rates. In selecting the expected long-term return on plan assets, which is considered to be one of the key variables in determining benefit expense or income, the Company considers historical returns, current market conditions and expected future market trends, including changes in interest rates and equity and bond market performance. Another key variable in determining benefit expense or income is the discount rate. In selecting the discount rate, the Company matches forecasted future cash flows of the pension and postretirement plans to a yield curve which consists of a hypothetical portfolio of high-quality corporate bonds with varying maturity dates, as well as other factors, as a basis. The Company's pension and other postretirement benefit plan assets are primarily made up of equity and fixed-income investments. Fluctuations in actual equity and bond market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in the future. Management estimates the rate of compensation increase based on long-term assumed wage increases and the healthcare cost trend rates are determined by historical and future trends. The Company estimates that a 50 basis point decrease in the discount rate or in the expected return on plan assets would each increase expense by less than $1.0 million (after tax) for the year ended December 31, 2012.

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

Income taxes
Income taxes require significant judgments and estimates including the determination of income tax expense, deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets and accruals for uncertain tax positions. The effective income tax rate is subject to variability from period to period as a result of changes in federal and state income tax rates and/or changes in tax laws. In addition, the effective tax rate may be affected by other changes including the allocation of property, payroll and revenues between states. The Company estimates that a one percent change in the effective tax rate would affect the income tax benefit by less than $500,000 for the year ended December 31, 2012.

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

Liquidity and Capital Commitments
At December 31, 2012, the Company had cash and cash equivalents of $49.0 million and available capacity of $398.6 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in 2012 decreased $41.9 million from the comparable 2011 period, largely due to higher working capital requirements of $82.6 million, primarily at the exploration and production business and the electric and natural gas distribution businesses. Excluding working capital requirements, the Company experienced increased cash flows from operating activities primarily at the construction services business. In addition, excluding the effect of the write-downs of oil and natural gas properties, the decrease was partially offset by higher deferred income taxes of $18.5 million, largely due to increased capital expenditures at the exploration and production business.

Cash flows provided by operating activities in 2011 increased $75.0 million from the comparable prior period. The increase was primarily due to higher deferred income taxes of $52.3 million, largely the result of bonus depreciation, as well as lower working capital requirements of $15.6 million, primarily at the electric and natural gas distribution businesses.

Investing activities Cash flows used in investing activities in 2012 increased $423.4 million from the comparable prior period primarily due to higher ongoing capital expenditures of $375.9 million, largely at the exploration and production and electric and natural gas distribution businesses, as well as increased acquisition-related capital expenditures at the pipeline and energy services business. Lower investments partially offset the increase in cash flows used in investing activities.

Cash flows used in investing activities in 2011 increased $56.6 million from the comparable prior period due to lower proceeds from the sale of the Company's equity method investments in the Brazilian Transmission Lines of $66.3 million, increased ongoing capital expenditures of $47.7 million, largely at the construction materials and contracting business, as well as lower proceeds from the sale or disposition of properties and other of $36.3 million, largely at the exploration and production business. Partially offsetting the increase in cash flows used in investing activities was lower cash used for acquisitions of $104.7 million, primarily at the exploration and production business.

Financing activities Cash flows provided by financing activities in 2012 increased $410.8 million from the comparable period in 2011, primarily due to higher issuance of long-term debt and short-term borrowings of $467.7 million and $20.1 million, respectively, as well as lower repayment of short-term borrowings of $20.0 million. Partially offsetting the increase in cash flows provided by financing activities was higher repayment of long-term debt of $53.6 million, as well as higher dividends paid of $36.4 million resulting from the Company accelerating the payment date for the quarterly common stock dividend to December 31, 2012 from January 1, 2013.

Cash flows used in financing activities in 2011 increased $124.4 million from the comparable prior period, largely resulting from higher repayment of long-term debt and short-term borrowings of $71.5 million and $9.7 million, respectively, as well as lower issuance of short-term borrowings and long-term debt of $20.0 million and $19.9 million, respectively.

Defined benefit pension plans
The Company has qualified noncontributory defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. At December 31, 2012, the pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $149.9 million. Pretax pension expense reflected in the years ended December 31, 2012, 2011 and 2010, was $204,000, $3.7 million and $1.0 million, respectively. The Company's pension expense is currently projected to be approximately $3.5 million to $4.5 million in 2013. Funding for the pension plans is actuarially determined. The minimum required contributions for 2012, 2011 and 2010 were approximately $16.1 million, $9.3 million and $6.4 million, respectively. For more information on the Company's pension plans, see Item 8 - Note 16.

Capital expenditures
The Company's capital expenditures for 2010 through 2012 and as anticipated for 2013 through 2015 are summarized in the following table, which also includes the Company's capital needs for the retirement of maturing long-term debt.

	Actual			Estimated*
	2010	2011	2012	2013	2014	2015
	(In millions)
Capital expenditures:
Electric	$86	$52	$112	$154	$149	$96
Natural gas distribution	75	71	130	98	117	100
Pipeline and energy services**	14	45	134	105	109	91
Exploration and production	356	273	554	400	402	422
Construction materials and contracting	26	52	45	43	62	52
Construction services	15	10	15	13	14	13
Other	2	19	1	2	1	3
Net proceeds from sale or disposition of property and other	(79)	(41)	(57)	(8)	(9)	(3)
Net capital expenditures	495	481	934	807	845	774
Retirement of long-term debt	14	85	139	134	9	267
	$509	$566	$1,073	$941	$854	$1,041
  * The Company continues to evaluate potential future acquisitions and other growth opportunities which are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the above estimates.

** 2012 includes a 50 percent undivided interest in natural gas and oil midstream assets, as discussed in Item 8 - Note 2. 2013 - 2015 includes the Company's estimated share of certain capital expenditures related to the planned diesel topping plant, as discussed in Prospective Information and Item 8 - Note 20.

Capital expenditures for 2012, 2011 and 2010 in the preceding table include noncash transactions, including capital expenditure-related accounts payable. The net noncash transactions were $33.7 million in 2012, $24.0 million in 2011 and $17.5 million in 2010.

The 2012 capital expenditures, including those for the retirement of long-term debt, were met from internal sources and the issuance of long-term debt and the Company's equity securities. Estimated capital expenditures for the years 2013 through 2015 include those for:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Further development of existing properties, acquisition of additional leasehold acreage and exploratory drilling at the exploration and production segment

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	Other growth opportunities, including the planned diesel topping plant at the pipeline and energy services segment

The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures and retirement of long-term debt for the years 2013 through 2015 will be met from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at December 31, 2012. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Item 8 - Note 9.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at December 31, 2012:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$125.0		$76.0	(b)	$—		10/4/17
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$2.0		$—		12/27/13
Intermountain Gas Company	Revolving credit agreement		$65.0	(d)	$26.2		$—		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$500.0		$217.0	(b)	$20.2	(f)	6/8/17
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
(d) Certain provisions allow for increased borrowings, up to a maximum of $80 million.
(e) The $500 million commercial paper program is supported by a revolving credit agreement with various banks totaling $500 million (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $650 million). There were no amounts outstanding under the credit agreement.
(f) The outstanding letters of credit, as discussed in Item 8 - Note 19, reduce amounts available under the credit agreement.

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

The Company's coverage of fixed charges including preferred stock dividends was 4.0 times for the 12 months ended December 31, 2011. Due to the $246.8 million after-tax noncash write-downs of oil and natural gas properties in 2012, earnings were insufficient by $51.2 million to cover fixed charges for the 12 months ended December 31, 2012. If the $246.8 million after-tax noncash write-downs were excluded, the coverage of fixed charges including preferred stock dividends would have been 4.4 times for the 12 months ended December 31, 2012.

The coverage of fixed charges including preferred stock dividends, that excludes the effect of the after-tax noncash write-downs of oil and natural gas properties is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure is useful because the write-downs excluded are not indicative of the Company's cash flows available to meets its fixed charges obligations. The presentation of this additional information is not meant to be considered a substitute for the financial measure prepared in accordance with GAAP.

Common stockholders' equity as a percent of total capitalization was 60 percent and 66 percent at December 31, 2012 and 2011, respectively. This ratio is calculated as the Company's common stockholders' equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus stockholders' equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

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

Centennial Energy Holdings, Inc. Centennial's revolving credit agreement supports its commercial paper program. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings. Centennial's objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. Downgrades in Centennial's credit ratings have not limited, nor are currently expected to limit, Centennial's ability to access the capital markets. If Centennial were to experience a downgrade of its credit ratings, it may need to borrow under its credit agreement and may experience an increase in overall interest rates with respect to its cost of borrowings.

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

Off balance sheet arrangements
In connection with the sale of the Brazilian Transmission Lines, Centennial has agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines. For more information, see Item 8 - Note 4.

Centennial continues to guarantee CEM's obligations under a construction contract for an electric generating facility near Hobbs, New Mexico. For more information, see Item 8 - Note 19.

Contractual obligations and commercial commitments
For more information on the Company's contractual obligations on derivative instruments, long-term debt, operating leases and purchase commitments, see Item 8 - Notes 7, 9 and 19. At December 31, 2012, the Company's commitments under these obligations were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Long-term debt	$134.1	$9.3	$266.5	$288.5	$336.4	$710.2	$1,745.0
Estimated interest payments*	83.3	77.1	73.1	52.4	41.3	325.0	652.2
Operating leases	32.2	22.5	13.1	9.1	5.1	36.0	118.0
Purchase commitments	494.9	261.4	150.4	92.3	70.0	857.5	1,926.5
Interest rate derivatives	6.3	—	—	—	—	—	6.3
	$750.8	$370.3	$503.1	$442.3	$452.8	$1,928.7	$4,448.0
* Estimated interest payments are calculated based on the applicable rates and payment dates.

At December 31, 2012, the Company had total liabilities of $102.5 million related to asset retirement obligations that are excluded from the table above. Of the total asset retirement obligations, the current portion was approximately $22.8 million at December 31, 2012, and was included in other accrued liabilities on the Consolidated Balance Sheet. The remainder, which constitutes the long-term portion of asset retirement obligations, was included in other liabilities on the Consolidated Balance Sheet. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 10.

Not reflected in the previous table are $14.9 million in uncertain tax positions. For more information, see Item 8 - Note 14.

The Company's minimum funding requirements for its defined benefit pension plans for 2013, which are not reflected in the previous table, are $12.6 million. For information on potential contributions above the minimum funding requirements, see Item 8 - Note 16.

The Company's multiemployer plan contributions are based on union employee payroll, which cannot be determined in advance for future periods. The Company may also be required to make additional contributions to its multiemployer plans as a result of their funded status. For more information, see Item 1A - Risk Factors and Item 8 - Note 16.

Effects of Inflation
Inflation did not have a significant effect on the Company's operations in 2012, 2011 or 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

For more information on derivatives and the Company's derivative policies and procedures, see Item 8 - Consolidated Statements of Comprehensive Income and Notes 1 and 7.

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on forecasted sales of oil and natural gas production. Cascade periodically utilizes derivative instruments to manage a portion of their regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas.

The following table summarizes derivative agreements entered into by Fidelity as of December 31, 2012. These agreements call for Fidelity to receive fixed prices and pay variable prices.

(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Oil swap agreements maturing in 2013	$99.83	1,825	$12,038
Natural gas swap agreements maturing in 2013	$3.89	10,950	$3,753

	Weighted Average Floor/Ceiling Price (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Oil collar agreements maturing in 2013	$92.50/$107.03	730	$2,513

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

The following table summarizes derivative instruments entered into by Centennial as of December 31, 2012. The agreements call for Centennial to receive variable rates and pay fixed rates.

(Notional amount and fair value in thousands)

	Weighted Average Fixed Interest Rate	Notional Amount	Fair Value
Interest rate swap agreements with mandatory termination dates in 2013	3.22%	$50,000	$(6,255)

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

The following table shows the amount of debt, including current portion, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$134.1	$9.3	$266.5	$288.5	$43.4	$710.2	$1,452.0	$1,595.1
Weighted average interest rate	6.2%	6.9%	5.7%	6.4%	6.3%	5.4%	5.8%	—
Variable rate	—	—	—	—	$293.0	—	$293.0	$293.0
Weighted average interest rate	—	—	—	—	.5%	—	.5%	—

Foreign currency risk
The Company's equity method investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For more information, see Item 8 - Note 4. At December 31, 2012 and 2011, the Company had no outstanding foreign currency hedges.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ David L. Goodin	/s/ Doran N. Schwartz

David L. Goodin	Doran N. Schwartz
President and Chief Executive Officer	Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MDU Resources Group, Inc.

We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MDU Resources Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MDU Resources Group, Inc.

We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 28, 2013

MDU RESOURCES GROUP, INC.
Consolidated Statements of Income

Years ended December 31,	2012	2011	2010
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$1,131,626	$1,343,714	$1,359,028
Exploration and production, construction materials and contracting, construction services and other	2,943,805	2,706,778	2,550,667
Total operating revenues	4,075,431	4,050,492	3,909,695
Operating expenses:
Fuel and purchased power	72,380	64,485	63,065
Purchased natural gas sold	425,220	572,187	567,806
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	254,194	275,866	291,524
Exploration and production, construction materials and contracting, construction services and other	2,377,285	2,215,269	2,084,377
Depreciation, depletion and amortization	359,205	343,395	328,843
Taxes, other than income	176,140	172,923	163,353
Write-downs of oil and natural gas properties (Note 1)	391,800	—	—
Total operating expenses	4,056,224	3,644,125	3,498,968
Operating income	19,207	406,367	410,727
Earnings from equity method investments	5,383	4,693	30,816
Other income	6,642	6,520	8,018
Interest expense	76,699	81,354	83,011
Income (loss) before income taxes	(45,467)	336,226	366,550
Income taxes	(31,146)	110,274	122,530
Income (loss) from continuing operations	(14,321)	225,952	244,020
Income (loss) from discontinued operations, net of tax (Note 3)	13,567	(12,926)	(3,361)
Net income (loss)	(754)	213,026	240,659
Dividends declared on preferred stocks	685	685	685
Earnings (loss) on common stock	$(1,439)	$212,341	$239,974
Earnings (loss) per common share - basic:
Earnings (loss) before discontinued operations	$(.08)	$1.19	$1.29
Discontinued operations, net of tax	.07	(.07)	(.01)
Earnings (loss) per common share - basic	$(.01)	$1.12	$1.28
Earnings (loss) per common share - diluted:
Earnings (loss) before discontinued operations	$(.08)	$1.19	$1.29
Discontinued operations, net of tax	.07	(.07)	(.02)
Earnings (loss) per common share - diluted	$(.01)	$1.12	$1.27
Dividends declared per common share	$.6750	$.6550	$.6350
Weighted average common shares outstanding - basic	188,826	188,763	188,137
Weighted average common shares outstanding - diluted	188,826	188,905	188,229
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
Consolidated Statements of Comprehensive Income

Years ended December 31,	2012	2011	2010
	(In thousands)
Net income (loss)	$(754)	$213,026	$240,659
Other comprehensive loss:
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $4,829, $4,683 and $(1,867) in 2012, 2011 and 2010, respectively	8,497	7,900	(3,077)
Less: Reclassification adjustment for gain (loss) on derivative instruments included in net income, net of tax of $5,141, $0 and $(2,305) in 2012, 2011 and 2010, respectively	8,754	—	(3,750)
Net unrealized gain (loss) on derivative instruments qualifying as hedges	(257)	7,900	673
Postretirement liability adjustment:
Postretirement liability losses arising during the period, net of tax of $(2,060), $(14,205) and $(4,112) in 2012, 2011 and 2010, respectively	(3,106)	(23,473)	(6,528)
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $1,379, $632 and $503 in 2012, 2011 and 2010, respectively	2,079	1,046	798
Postretirement liability adjustment	(1,027)	(22,427)	(5,730)
Foreign currency translation adjustment, net of tax of $(294), $(832) and $(3,486) in 2012, 2011 and 2010, respectively	(473)	(1,295)	(5,371)
Net unrealized gains on available-for-sale investments, net of tax of $20 and $44 in 2012 and 2011, respectively	37	82	—
Other comprehensive loss	(1,720)	(15,740)	(10,428)
Comprehensive income (loss)	$(2,474)	$197,286	$230,231
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
Consolidated Balance Sheets

December 31,	2012	2011
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$49,042	$162,772
Receivables, net	678,123	646,251
Inventories	317,415	274,205
Deferred income taxes	22,846	40,407
Commodity derivative instruments	18,304	27,687
Prepayments and other current assets	42,351	43,316
Total current assets	1,128,081	1,194,638
Investments	103,243	109,424
Property, plant and equipment (Note 1)	8,107,751	7,646,222
Less accumulated depreciation, depletion and amortization	3,608,912	3,361,208
Net property, plant and equipment	4,498,839	4,285,014
Deferred charges and other assets:
Goodwill (Note 5)	636,039	634,931
Other intangible assets, net (Note 5)	17,129	20,843
Other	299,160	311,275
Total deferred charges and other assets	952,328	967,049
Total assets	$6,682,491	$6,556,125

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 9)	$28,200	$—
Long-term debt due within one year	134,108	139,267
Accounts payable	388,015	337,228
Taxes payable	46,475	70,176
Dividends payable	171	31,794
Accrued compensation	48,448	47,804
Commodity derivative instruments	—	13,164
Other accrued liabilities	204,698	259,320
Total current liabilities	850,115	898,753
Long-term debt (Note 9)	1,610,867	1,285,411
Deferred credits and other liabilities:
Deferred income taxes	755,102	769,166
Other liabilities	818,159	827,228
Total deferred credits and other liabilities	1,573,261	1,596,394
Commitments and contingencies (Notes 16, 18 and 19)
Stockholders' equity:
Preferred stocks (Note 11)	15,000	15,000
Common stockholders' equity:
Common stock (Note 12) Authorized - 500,000,000 shares, $1.00 par value Issued - 189,369,450 shares in 2012 and 189,332,485 shares in 2011	189,369	189,332
Other paid-in capital	1,039,080	1,035,739
Retained earnings	1,457,146	1,586,123
Accumulated other comprehensive loss	(48,721)	(47,001)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total common stockholders' equity	2,633,248	2,760,567
Total stockholders' equity	2,648,248	2,775,567
Total liabilities and stockholders' equity	$6,682,491	$6,556,125
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
Consolidated Statements of Common Stockholders' Equity

Years ended December 31, 2012, 2011 and 2010
			Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
Balance at December 31, 2009	188,389,265	$188,389	$1,015,678	$1,377,039	$(20,833)	(538,921)	$(3,626)	$2,556,647
Net income	—	—	—	240,659	—	—	—	240,659
Other comprehensive loss	—	—	—	—	(10,428)	—	—	(10,428)
Dividends declared on preferred stocks	—	—	—	(685)	—	—	—	(685)
Dividends declared on common stock	—	—	—	(119,574)	—	—	—	(119,574)
Stock-based compensation	426,610	427	8,267	—	—	—	—	8,694
Tax benefit on stock-based compensation	—	—	924	—	—	—	—	924
Issuance of common stock	85,504	85	1,480	—	—	—	—	1,565
Balance at December 31, 2010	188,901,379	188,901	1,026,349	1,497,439	(31,261)	(538,921)	(3,626)	2,677,802
Net income	—	—	—	213,026	—	—	—	213,026
Other comprehensive loss	—	—	—	—	(15,740)	—	—	(15,740)
Dividends declared on preferred stocks	—	—	—	(685)	—	—	—	(685)
Dividends declared on common stock	—	—	—	(123,657)	—	—	—	(123,657)
Stock-based compensation	423,591	424	10,164	—	—	—	—	10,588
Net tax deficit on stock-based compensation	—	—	(909)	—	—	—	—	(909)
Issuance of common stock	7,515	7	135	—	—	—	—	142
Balance at December 31, 2011	189,332,485	189,332	1,035,739	1,586,123	(47,001)	(538,921)	(3,626)	2,760,567
Net loss	—	—	—	(754)	—	—	—	(754)
Other comprehensive loss	—	—	—	—	(1,720)	—	—	(1,720)
Dividends declared on preferred stocks	—	—	—	(685)	—	—	—	(685)
Dividends declared on common stock	—	—	—	(127,538)	—	—	—	(127,538)
Stock-based compensation	25,743	26	5,094	—	—	—	—	5,120
Net tax deficit on stock-based compensation	—	—	(1,958)	—	—	—	—	(1,958)
Issuance of common stock	11,222	11	205	—	—	—	—	216
Balance at December 31, 2012	189,369,450	$189,369	$1,039,080	$1,457,146	$(48,721)	(538,921)	$(3,626)	$2,633,248
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
Consolidated Statements of Cash Flows

Years ended December 31,	2012	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$(754)	$213,026	$240,659
Income (loss) from discontinued operations, net of tax	13,567	(12,926)	(3,361)
Income (loss) from continuing operations	(14,321)	225,952	244,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	359,205	343,395	328,843
Earnings, net of distributions, from equity method investments	(618)	(2,111)	(26,158)
Deferred income taxes	(7,503)	118,925	66,585
Write-downs of oil and natural gas properties (Note 1)	391,800	—	—
Changes in current assets and liabilities, net of acquisitions:
Receivables	(13,416)	(30,452)	(59,037)
Inventories	(42,334)	(24,226)	(4,728)
Other current assets	297	7,729	(7,424)
Accounts payable	6,352	(12,263)	17,833
Other current liabilities	(59,001)	33,738	12,289
Other noncurrent changes	(33,041)	(33,365)	(20,271)
Net cash provided by continuing operations	587,420	627,322	551,952
Net cash used in discontinued operations	(2,680)	(674)	(319)
Net cash provided by operating activities	584,740	626,648	551,633
Investing activities:
Capital expenditures	(872,920)	(497,000)	(449,282)
Acquisitions, net of cash acquired	(67,261)	(157)	(104,812)
Net proceeds from sale or disposition of property and other	40,110	40,107	76,386
Investments	9,725	(10,302)	704
Proceeds from sale of equity method investments	2,394	2,807	69,060
Net cash used in continuing operations	(887,952)	(464,545)	(407,944)
Net cash provided by discontinued operations	—	—	—
Net cash used in investing activities	(887,952)	(464,545)	(407,944)
Financing activities:
Issuance of short-term borrowings	20,100	—	20,000
Repayment of short-term borrowings	—	(20,000)	(10,300)
Issuance of long-term debt	467,957	300	20,200
Repayment of long-term debt	(138,775)	(85,151)	(13,668)
Proceeds from issuance of common stock	88	5,744	4,972
Dividends paid	(159,768)	(123,323)	(119,157)
Excess tax benefit on stock-based compensation	26	1,239	1,186
Net cash provided by (used in) continuing operations	189,628	(221,191)	(96,767)
Net cash provided by discontinued operations	—	—	—
Net cash provided by (used in) financing activities	189,628	(221,191)	(96,767)
Effect of exchange rate changes on cash and cash equivalents	(146)	(214)	38
Increase (decrease) in cash and cash equivalents	(113,730)	(59,302)	46,960
Cash and cash equivalents - beginning of year	162,772	222,074	175,114
Cash and cash equivalents - end of year	$49,042	$162,772	$222,074
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

Management has also evaluated the impact of events occurring after December 31, 2012, up to the date of issuance of these consolidated financial statements.

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $34.3 million and $29.8 million as of December 31, 2012 and 2011, respectively. For more information, see Percentage-of-completion method in this note.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts as of December 31, 2012 and 2011, was $10.8 million and $12.4 million, respectively.

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

	2012	2011
	(In thousands)
Aggregates held for resale	$87,715	$78,518
Materials and supplies	69,390	61,611
Natural gas in storage (current)	29,030	36,578
Asphalt oil	67,480	32,335
Merchandise for resale	31,172	32,165
Other	32,628	32,998
Total	$317,415	$274,205

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $49.7 million and $50.3 million at December 31, 2012 and 2011, respectively.

Investments
The Company's investments include its equity method investments as discussed in Note 4, the cash surrender value of life insurance policies, an insurance investment contract, mortgage-backed securities and U.S. Treasury securities. Under the equity method, investments are initially recorded at cost and adjusted for dividends and undistributed earnings and losses. The Company has elected to measure its investment in the insurance investment contract at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss). For more information, see Notes 8 and 16.

Property, plant and equipment
Additions to property, plant and equipment are recorded at cost. When regulated assets are retired, or otherwise disposed of in the ordinary course of business, the original cost of the asset is charged to accumulated depreciation. With respect to the retirement or disposal of all other assets, except for exploration and production properties as described in Oil and natural gas properties in this note, the resulting gains or losses are recognized as a component of income. The Company is permitted to capitalize AFUDC on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, at the exploration and production segment only on costs that have been excluded from the full cost amortization pool and on certain construction projects associated with its other operations. The amount of AFUDC and interest capitalized for the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
Interest capitalized	$8,659	$10,821	$9,753
AFUDC - borrowed	$2,483	$1,666	$2,950
AFUDC - equity	$4,530	$2,587	$4,896

Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets, except for depletable aggregate reserves, which are depleted based on the units-of-production method, and exploration and production properties, which are amortized on the units-of-production method based on total proved reserves. The Company collects removal costs for plant assets in regulated utility rates. These amounts are recorded as regulatory liabilities, which are included in other liabilities.

Property, plant and equipment at December 31 was as follows:

	2012	2011	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Regulated:
Electric:
Generation	$580,567	$546,783	47
Distribution	282,424	255,232	36
Transmission	190,311	179,580	44
Other	97,282	86,929	14
Natural gas distribution:
Distribution	1,329,692	1,257,360	40
Other	360,258	311,506	24
Pipeline and energy services:
Transmission	416,186	386,227	52
Gathering	42,424	42,378	19
Storage	42,554	41,908	51
Other	38,493	36,179	29
Nonregulated:
Pipeline and energy services:
Gathering	259,724	198,864	16
Other	17,152	13,735	10
Exploration and production:
Oil and natural gas properties	2,723,356	2,577,576	*
Other	41,204	37,570	8
Construction materials and contracting:
Land	126,788	126,790	-
Buildings and improvements	73,884	67,627	19
Machinery, vehicles and equipment	899,592	902,136	12
Construction in progress	11,165	8,085	-
Aggregate reserves	393,552	395,214	**
Construction services:
Land	4,723	4,706	-
Buildings and improvements	16,563	15,001	23
Machinery, vehicles and equipment	100,445	95,891	7
Other	8,893	9,198	4
Other:
Land	2,837	2,837	-
Other	47,682	46,910	24
Less accumulated depreciation, depletion and amortization	3,608,912	3,361,208
Net property, plant and equipment	$4,498,839	$4,285,014
  *  Amortized on the units-of-production method based on total proved reserves at a BOE average rate of $15.28, $12.25 and $10.64 for the years ended December 31, 2012, 2011 and 2010, respectively. Includes oil and natural gas properties accounted for under the full-cost method, of which $191.8 million and $232.5 million were excluded from amortization at December 31, 2012 and 2011, respectively.
** Depleted on the units-of-production method.

Impairment of long-lived assets
The Company reviews the carrying values of its long-lived assets, excluding goodwill and oil and natural gas properties, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. In 2012, the Company recognized a $1.7 million (after tax) impairment of certain natural gas gathering assets, at the pipeline and energy services segment, due largely to low natural gas prices. No significant impairment losses were recorded in 2011 and 2010. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which is completed in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

The goodwill impairment test is a two-step process performed at the reporting unit level. The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which the Company's chief executive officer and other management regularly review the operating results. For more information on the Company's operating segments, see Note 15. The first step of the impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. For the years ended December 31, 2012, 2011 and 2010, there were no impairment losses recorded. At December 31, 2012, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the weighted average cost of capital at each reporting unit. The weighted average cost of capital, which varies by reporting unit and is in the range of 6 percent to 11 percent, and a long-term growth rate projection of approximately 3 percent were utilized in the goodwill impairment test performed in the fourth quarter of 2012. Under the market approach, the Company estimates fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.
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

The Company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at September 30, 2012 and December 31, 2012. SEC Defined Prices, adjusted for market differentials, are used to calculate the ceiling test. SEC Defined Prices as of September 30, 2012 and December 31, 2012, were $94.97 per Bbl for NYMEX oil and $2.83 per MMBtu for Henry Hub natural gas and $94.71 per Bbl for NYMEX oil and $2.76 per MMBtu for Henry Hub natural gas, respectively. Accordingly, the Company was required to write down its oil and natural gas producing properties. The noncash write-downs amounted to $160.1 million and $231.7 million ($100.9 million and $145.9 million after tax) for the three months ended September 30, 2012 and December 31, 2012, respectively.

The Company hedges a portion of its oil and natural gas production and the effects of the cash flow hedges were used in determining the full-cost ceiling. The Company would have recognized additional write-downs of its oil and natural gas properties of $19.5 million ($12.3 million after tax) at September 30, 2012, and $20.8 million ($13.1 million after tax) at December 31, 2012, if the effects of cash flow hedges had not been considered in calculating the full-cost ceiling. For more information on the Company's cash flow hedges, see Note 7.

There is risk that lower SEC Defined Prices, market differentials, changes in estimates of proved reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in additional future noncash write-downs of the Company's oil and natural gas properties.

The following table summarizes the Company's oil and natural gas properties not subject to amortization at December 31, 2012, in total and by the year in which such costs were incurred:

		Year Costs Incurred
	Total	2012	2011	2010	2009 and prior
	(In thousands)
Acquisition	$144,521	$26,318	$38,186	$22,142	$57,875
Development	7,415	6,858	399	77	81
Exploration	36,246	34,407	856	643	340
Capitalized interest	3,612	1,297	757	439	1,119
Total costs not subject to amortization	$191,794	$68,880	$40,198	$23,301	$59,415

Costs not subject to amortization as of December 31, 2012, consisted primarily of unevaluated leaseholds and development costs in the Bakken area, the Paradox Basin, Texas properties, the Green River Basin, the Big Horn Basin and Heath Shale. The Company expects that the majority of these costs will be evaluated within the next five years and included in the amortization base as the properties are evaluated and/or developed.

Revenue recognition
Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is reasonably assured. The Company recognizes utility revenue each month based on the services provided to all utility customers during the month. Accrued unbilled revenue which is included in receivables, net, represents revenues recognized in excess of amounts billed. Accrued unbilled revenue at Montana-Dakota, Cascade and Intermountain was $85.9 million and $80.2 million at December 31, 2012 and 2011, respectively. The Company recognizes construction contract revenue at its construction businesses using the percentage-of-completion method as discussed later. The Company recognizes revenue from exploration and production properties only on that portion of production sold and allocable to the Company's ownership interest in the related properties. The Company recognizes all other revenues when services are rendered or goods are delivered. The Company presents revenues net of taxes collected from customers at the time of sale to be remitted to governmental authorities, including sales and use taxes.

Percentage-of-completion method
The Company recognizes construction contract revenue from fixed-price and modified fixed-price construction contracts at its construction businesses using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. If a loss is anticipated on a contract, the loss is immediately recognized. Costs and estimated earnings in excess of billings on uncompleted contracts of $65.0 million and $54.3 million at December 31, 2012 and 2011, respectively, represent revenues recognized in excess of amounts billed and were included in receivables, net. Billings in excess of costs and estimated earnings on uncompleted contracts of $83.2 million and $79.1 million at December 31, 2012 and 2011, respectively, represent billings in excess of revenues recognized and were included in accounts payable. Amounts representing balances billed but not paid by customers under retainage provisions in contracts amounted to $56.3 million and $51.5 million at December 31, 2012 and 2011, respectively. The amounts expected to be paid within one year or less are included in receivables, net, and amounted to $54.3 million and $49.3 million at December 31, 2012 and 2011, respectively. The long-term retainage which was included in deferred charges and other assets - other was $2.0 million and $2.2 million at December 31, 2012 and 2011, respectively.

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

The Company's policy generally allows the hedging of monthly forecasted sales of oil and natural gas production at Fidelity for a period up to 36 months from the time the Company enters into the hedge. The Company's policy requires that interest rate derivative instruments not exceed a period of 24 months and foreign currency derivative instruments not exceed a 12-month period. The Company's policy allows the hedging of monthly forecasted purchases of natural gas at Cascade and Intermountain for a period up to three years.

The Company's policy requires that each month as physical oil and natural gas production at Fidelity occurs and the commodity is sold, the related portion of the derivative agreement for that month's production must settle with its counterparties. Settlements represent the exchange of cash between the Company and its counterparties based on the notional quantities and prices for each month's physical delivery as specified within the agreements. The fair value of the remaining notional amounts on the derivative agreements is recorded on the balance sheet as an asset or liability measured at fair value. The Company's policy also requires settlement of natural gas derivative instruments at Cascade and Intermountain monthly and all interest rate derivative transactions must be settled over a period that will not exceed 90 days, and any foreign currency derivative transaction settlement periods may not exceed a 12-month period. The Company has policies and procedures that management believes minimize credit-risk exposure. Accordingly, the Company does not anticipate any material effect on its financial position or results of operations as a result of nonperformance by counterparties. For more information on derivative instruments, see Note 7.

The Company's derivative instruments are reflected at fair value. For more information, see Note 8.

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

Natural gas costs recoverable or refundable through rate adjustments
Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments within a period ranging from 12 to 28 months from the time such costs are paid. Natural gas costs refundable through rate adjustments were $35.3 million and $45.1 million at December 31, 2012 and 2011, respectively, which is included in other accrued liabilities. Natural gas costs recoverable through rate adjustments were $3.0 million and $2.6 million at December 31, 2012 and 2011, respectively, which is included in prepayments and other current assets.

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

Earnings (loss) per common share
Basic earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding stock options and performance share awards. Diluted loss per common share for the year ended December 31, 2012, was computed by dividing the loss on common stock by the weighted average number of shares of common stock outstanding during the year. Due to the loss on common stock for the year ended December 31, 2012, the effect of outstanding performance share awards was excluded from the computation of diluted loss per common share as their effect was antidilutive. Common stock outstanding includes issued shares less shares held in treasury. Net income (loss) was the same for both the basic and diluted earnings (loss) per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings (loss) per share calculation was as follows:

	2012	2011	2010
	(In thousands)
Weighted average common shares outstanding - basic	188,826	188,763	188,137
Effect of dilutive stock options and performance share awards	—	142	92
Weighted average common shares outstanding - diluted	188,826	188,905	188,229
Shares excluded from the calculation of diluted earnings per share	58	—	—

Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as impairment testing of long-lived assets, goodwill and oil and natural gas properties; fair values of acquired assets and liabilities under the acquisition method of accounting; oil, NGL and natural gas proved reserves; aggregate reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; the valuation of stock-based compensation; and the fair value of derivative instruments. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash flow information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
Interest, net of amount capitalized	$74,378	$78,133	$80,962
Income taxes paid (refunded), net	$3,277	$(12,287)	$46,892

Noncash investing transactions at December 31 were as follows:

	2012	2011	2010
	(In thousands)
Property, plant and equipment additions in accounts payable	$76,205	$41,540	$30,895

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

Presentation of Comprehensive Income In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option of presenting components of other comprehensive income as part of the statement of stockholders' equity. The guidance allows the Company the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB had deferred the effective date for the guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The guidance, except for the portion that was deferred, was effective for the Company on January 1, 2012, and must be applied retrospectively. The guidance requires the Company to present a consolidated statement of comprehensive income as part of its basic financial statements along with other revisions to the disclosures, but it did not impact the Company's results of operations, financial position or cash flows. In February 2013, the FASB issued guidance related to the reclassifications requiring companies to present, either on the face of the consolidated statement of income or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income. The guidance related to reclassifications is effective for the Company on January 1, 2013, and is to be applied prospectively. The guidance will require additional disclosures, however it will not impact the Company's results of operations, financial position or cash flows.

Disclosures about Offsetting Assets and Liabilities In December 2011, the FASB issued guidance on the disclosure requirements related to balance sheet offsetting. The new disclosure requirements relate to the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The guidance is effective for the Company on January 1, 2013, and must be applied retrospectively. The Company is evaluating the effects of this guidance on disclosures, but it will not impact the Company's results of operations, financial position or cash flows.

Variable interest entities
The Company evaluates its arrangements and contracts with other entities including, but not limited to, fuel contracts to determine if the other party is a variable interest entity and if so, if the Company is the primary beneficiary. The Company follows accounting guidance for variable interest entities which requires consideration of the activities that most significantly impact an entity's financial performance and power to direct those activities, when determining whether the Company is a variable interest entity's primary beneficiary. For more information on variable interest entities, see Note 19.

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

The after-tax components of accumulated other comprehensive loss as of December 31, 2012, 2011 and 2010, were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gains on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2010	$(1,625)	$(30,893)	$1,257	$—	$(31,261)
Current-period other comprehensive loss	7,900	(22,427)	(1,295)	82	(15,740)
Balance at December 31, 2011	6,275	(53,320)	(38)	82	(47,001)
Current-period other comprehensive loss	(257)	(1,027)	(473)	37	(1,720)
Balance at December 31, 2012	$6,018	$(54,347)	$(511)	$119	$(48,721)

Note 2 - Acquisitions
In 2012, the Company acquired a 50 percent undivided interest in natural gas and oil midstream assets in western North Dakota. The acquisition includes a natural gas processing plant and a natural gas gathering pipeline system, along with an oil gathering system, an oil storage terminal and an oil pipeline. The total purchase consideration for acquisitions was approximately $67.5 million, including the Company's interest in the above facilities and contingent consideration related to an acquisition made prior to 2012. The Company recognizes its proportionate share of the assets, liabilities, revenues and expenses related to the natural gas and oil midstream assets acquisition.

In 2011, contingent consideration, consisting of the Company's common stock and cash, of $298,000 was made with respect to an acquisition made prior to 2011.

In 2010, the Company acquired natural gas properties in the Green River Basin in southwest Wyoming. The total purchase consideration for these properties and contingent consideration with respect to certain other acquisitions made prior to 2010, consisting of the Company's common stock and cash, was $106.4 million.

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

Note 3 - Discontinued Operations
In 2007, Centennial Resources sold CEM to Bicent. In connection with the sale, Centennial Resources had agreed to indemnify Bicent and its affiliates from certain third party claims arising out of or in connection with Centennial Resources' ownership or operation of CEM prior to the sale. In addition, Centennial had previously guaranteed CEM's obligations under a construction contract. The Company incurs legal expenses and has accrued liabilities related to this matter. In the fourth quarter of 2010, the Company established an accrual for an indemnification claim by Bicent. In the fourth quarter of 2011, the Company accrued $21.0 million ($13.0 million after tax) related to the guarantee as a result of an arbitration award against CEM. In 2011, the Company also incurred legal expenses related to this matter and in the first quarter had an income tax benefit related to favorable resolution of certain tax matters. In the second quarter of 2012, discontinued operations reflected the settlement of certain liabilities and estimated insurance recoveries resulting in a net benefit related to this matter. In the fourth quarter of 2012, the Company reversed its previously recorded accrual for the arbitration charge due to a favorable court ruling, which was partially offset by the reversal of estimated insurance recoveries. These items are reflected as discontinued operations in the consolidated financial statements and accompanying notes. Discontinued operations are included in the Other category. For more information, see Note 19.

Note 4 - Equity Method Investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at December 31, 2012 and 2011, include ECTE.

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

In 2009, multiple sales agreements were signed with three separate parties for the Company to sell its ownership interests in the Brazilian Transmission Lines. In November 2010, the Company completed the sale and recognized a gain of $22.7 million ($13.8 million after tax). The Company's entire ownership interest in ENTE and ERTE and 59.96 percent of the Company's ownership interest in ECTE was sold. The remaining interest in ECTE is being purchased over a four-year period. In August 2012 and November 2011, the Company completed the sale of one-fourth of the remaining interest in each year. The Company recognized an immaterial gain in 2012 and a $1.0 million ($600,000 after tax) gain in 2011. The gains are recorded in earnings from equity method investments on the Consolidated Statements of Income. Alusa, CEMIG and CELESC hold the remaining ownership interests in ECTE.

At December 31, 2012 and 2011, the Company's equity method investments had total assets of $129.0 million and $111.1 million, respectively, and long-term debt of $65.5 million and $37.1 million, respectively. The Company's investment in its equity method investments was approximately $6.9 million and $9.2 million, including undistributed earnings of $3.4 million and $3.7 million, at December 31, 2012 and 2011, respectively.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2012, were as follows:

	Balance as of January 1, 2012	*	Goodwill Acquired During the Year	**	Balance as of December 31, 2012	*
	(In thousands)
Natural gas distribution	$345,736		$—		$345,736
Pipeline and energy services	9,737		—		9,737
Construction materials and contracting	176,290		—		176,290
Construction services	103,168		1,108		104,276
Total	$634,931		$1,108		$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes contingent consideration that was not material related to an acquisition in a prior period.

The changes in the carrying amount of goodwill for the year ended December 31, 2011, were as follows:

	Balance as of January 1, 2011	*	Goodwill Acquired During the Year	**	Balance as of December 31, 2011	*
	(In thousands)
Natural gas distribution	$345,736		$—		$345,736
Pipeline and energy services	9,737		—		9,737
Construction materials and contracting	176,290		—		176,290
Construction services	102,870		298		103,168
Total	$634,633		$298		$634,931
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes contingent consideration that was not material related to an acquisition in a prior period.

Other amortizable intangible assets at December 31 were as follows:

	2012	2011
	(In thousands)
Customer relationships	$21,310	$21,702
Accumulated amortization	(11,701)	(10,392)
	9,609	11,310
Noncompete agreements	7,236	7,685
Accumulated amortization	(5,326)	(5,371)
	1,910	2,314
Other	10,979	11,442
Accumulated amortization	(5,369)	(4,223)
	5,610	7,219
Total	$17,129	$20,843

Amortization expense for intangible assets for the years ended December 31, 2012, 2011 and 2010, was $3.8 million, $3.7 million and $4.2 million, respectively. Estimated amortization expense for intangible assets is $3.7 million in 2013, $3.5 million in 2014, $2.6 million in 2015, $2.2 million in 2016, $1.9 million in 2017 and $3.2 million thereafter.

Note 6 - Regulatory Assets and Liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery Period	*	2012	2011
			(In thousands)
Regulatory assets:
Pension and postretirement benefits (a)	(e)		$166,477	$171,492
Deferred income taxes	**		121,781	119,189
Manufactured gas plant sites remediation (a)	Up to 5 years		15,828	8,150
Plant costs (a)	Over plant lives		10,348	10,256
Long-term debt refinancing costs (a)	Up to 25 years		9,144	10,112
Taxes recoverable from customers (a)	—		9,078	12,433
Costs related to identifying generation development (a)	Up to 14 years		5,773	9,817
Other (a) (b)	Largely within 1 year		12,765	17,560
Total regulatory assets			351,194	359,009
Regulatory liabilities:
Plant removal and decommissioning costs (c)			296,037	289,972
Deferred income taxes**			82,077	84,963
Natural gas costs refundable through rate adjustments (d)			35,328	45,064
Taxes refundable to customers (c)			24,212	31,837
Other (c) (d)			12,828	8,393
Total regulatory liabilities			450,482	460,229
Net regulatory position			$(99,288)	$(101,220)
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
(e) Recovered as expense is incurred.

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. Excluding deferred income taxes, as of December 31, 2012 and 2011, approximately $215.6 million and $216.4 million, respectively, of regulatory assets were not earning a rate of return.

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

In the event a derivative instrument being accounted for as a cash flow hedge does not qualify for hedge accounting because it is no longer highly effective in offsetting changes in cash flows of a hedged item; if the derivative instrument expires or is sold, terminated or exercised; or if management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate, hedge accounting would be discontinued and the derivative instrument would continue to be carried at fair value with changes in its fair value recognized in earnings. In these circumstances, the net gain or loss at the time of discontinuance of hedge accounting would remain in accumulated other comprehensive income (loss) until the period or periods during which the hedged forecasted transaction affects earnings, at which time the net gain or loss would be reclassified into earnings. In the event a cash flow hedge is discontinued because it is unlikely that a forecasted transaction will occur, the derivative instrument would continue to be carried on the balance sheet at its fair value, and gains and losses that had accumulated in other comprehensive income (loss) would be recognized immediately in earnings. In the event of a sale, termination or extinguishment of a foreign currency derivative, the resulting gain or loss would be recognized immediately in earnings. The Company's policy requires approval to terminate a derivative instrument prior to its original maturity. As of December 31, 2012, the Company had no outstanding foreign currency hedges.

The Company evaluates counterparty credit risk on its derivative assets and the Company's credit risk on its derivative liabilities. As of December 31, 2012 and 2011, credit risk was not material.

Cascade
Cascade has historically utilized natural gas swap agreements to manage a portion of their regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. As of December 31, 2012, Cascade had no outstanding swap agreements. The fair value of derivative instruments must be estimated as of the end of each reporting period and recorded on the Consolidated Balance Sheets as an asset or a liability. Periodic changes in the fair market value of derivative instruments are recorded on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade either pays or receives settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the years ended December 31, 2012 and 2011, the change in the fair market value of the derivative instruments of $437,000 and $8.9 million, respectively, were recorded as a decrease to regulatory assets.

Fidelity
At December 31, 2012, Fidelity held oil swap and collar agreements with total forward notional volumes of 2.6 million Bbl and natural gas swap agreements with total forward notional volumes of 11.0 million MMBtu, a majority of which were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on its forecasted sales of oil and natural gas production.

Centennial
At December 31, 2012, Centennial held interest rate swap agreements with a total notional amount of $50.0 million, which were designated as cash flow hedging instruments. Centennial entered into these interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. Centennial's interest rate swap agreements have mandatory termination dates ranging from January through June 2013.

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

Gains and losses on the oil and natural gas derivative instruments are reclassified from accumulated other comprehensive income (loss) into operating revenues on the Consolidated Statements of Income at the date the oil and natural gas quantities are settled. The proceeds received for oil and natural gas production are generally based on market prices. Gains and losses on the interest rate derivatives are reclassified from accumulated other comprehensive income (loss) into interest expense on the Consolidated Statements of Income in the same period the hedged item affects earnings. The gains and losses on derivative instruments for the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
Commodity derivatives designated as cash flow hedges:
Amount of gain (loss) recognized in accumulated other comprehensive loss (effective portion), net of tax	$10,209	$10,806	$(3,077)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into operating revenues (effective portion), net of tax	8,788	—	(3,720)
Amount of gain (loss) recognized in operating revenues (ineffective portion), before tax	(730)	1,827	—

Interest rate derivatives designated as cash flow hedges:
Amount of loss recognized in accumulated other comprehensive loss (effective portion), net of tax	(1,712)	(2,906)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	(34)	—	(30)
Amount of gain (loss) recognized in interest expense (ineffective portion), before tax	—	—	—

Commodity derivatives not designated as hedging instruments:
Amount of gain recognized in operating revenues, before tax	106	—	—

As of December 31, 2012, the maximum term of the derivative instruments, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 12 months.

Based on December 31, 2012, fair values, over the next 12 months net gains of approximately $10.4 million (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, subject to changes in oil and natural gas market prices and interest rates, as the hedged transactions affect earnings.

Certain of Fidelity's and Centennial's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates or Centennial fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's and Centennial's derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2012, was $6.3 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on December 31, 2012, was $6.3 million.

The location and fair value of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at December 31, 2012	Fair Value at December 31, 2011
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$18,084	$27,687
	Other assets - noncurrent	—	2,768
		18,084	30,455
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	220	—
		220	—
Total asset derivatives		$18,304	$30,455

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at December 31, 2012	Fair Value at December 31, 2011
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$—	$12,727
	Other liabilities - noncurrent	—	937
Interest rate derivatives	Other accrued liabilities	6,255	827
	Other liabilities - noncurrent	—	3,935
		6,255	18,426
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	—	437
		—	437
Total liability derivatives		$6,255	$18,863

Note 8 - Fair Value Measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance investment contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $48.9 million and $38.4 million as of December 31, 2012 and 2011, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2012 and 2010, were $5.2 million and $5.8 million, respectively. The net unrealized loss on these investments for the year ended December 31, 2011, was $1.1 million. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

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

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance investment contract	$37,250	$11,648	$—	$48,898
Mortgage-backed securities	8,054	144	(3)	8,195
U.S. Treasury securities	1,763	43	—	1,806
Total	$47,067	$11,835	$(3)	$58,899

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance investment contract	$31,884	$6,468	$—	$38,352
Auction rate securities	11,400	—	—	11,400
Mortgage-backed securities	8,206	95	(5)	8,296
U.S. Treasury securities	1,619	37	—	1,656
Total	$53,109	$6,600	$(5)	$59,704

The fair value of the Company's money market funds approximates cost.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs.

The estimated fair values of the Company's assets and liabilities measured on a recurring basis are determined using the market approach.

The Company's Level 2 money market funds consist of investments in short-term unsecured promissory notes and the value is based on comparable market transactions taking into consideration the credit quality of the issuer. The estimated fair value of the Company's Level 2 mortgage-backed securities and U.S. Treasury securities are based on comparable market transactions, other observable inputs or other sources, including pricing from outside sources.

The estimated fair value of the Company's Level 2 insurance investment contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.

The estimated fair value of the Company's Level 2 commodity derivative instruments is based upon futures prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company's and the counterparties nonperformance risk is also evaluated.

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2012 and 2011, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(In thousands)
Assets:
Money market funds	$—	$24,240	$—	$24,240
Available-for-sale securities:
Insurance investment contract*	—	48,898	—	48,898
Mortgage-backed securities	—	8,195	—	8,195
U.S. Treasury securities	—	1,806	—	1,806
Commodity derivative instruments	—	18,304	—	18,304
Total assets measured at fair value	$—	$101,443	$—	$101,443
Liabilities:
Interest rate derivative instruments	$—	$6,255	$—	$6,255
Total liabilities measured at fair value	$—	$6,255	$—	$6,255
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

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt at December 31 was as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Long-term debt	$1,744,975	$1,888,135	$1,424,678	$1,592,807

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Note 9 - Debt
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at December 31, 2012. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries:

Company	Facility		Facility Limit		Amount Outstanding at December 31, 2012		Amount Outstanding at December 31, 2011		Letters of Credit at December 31, 2012		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$125.0		$76.0	(b)	$—	(b)	$—		10/4/17
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$2.0		$—		$—		12/27/13
Intermountain Gas Company	Revolving credit agreement		$65.0	(d)	$26.2		$8.1		$—		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$500.0		$217.0	(b)	$—	(b)	$20.2	(f)	6/8/17
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
(d) Certain provisions allow for increased borrowings, up to a maximum of $80 million.
(e) The $500 million commercial paper program is supported by a revolving credit agreement with various banks totaling $500 million (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $650 million). There were no amounts outstanding under the credit agreement.
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

Short-term borrowings
Cascade Natural Gas Corporation The weighted average interest rate for borrowings outstanding at December 31, 2012, was 3.3 percent.

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

Intermountain Gas Company The weighted average interest rate for borrowings outstanding at December 31, 2012, was 2.3 percent. These borrowings were classified as short-term borrowings because the revolving credit agreement expires within one year. The borrowings outstanding as of December 31, 2011, were classified as long-term debt as they were intended to be refinanced on a long-term basis through continued borrowings.

The credit agreement contains customary covenants and provisions, including covenants of Intermountain not to permit, as of the end of any fiscal quarter, the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent. Other covenants include limitations on the sale of certain assets and on the making of certain loans and investments.

Intermountain's credit agreement contains cross-default provisions. These provisions state that if (A) Intermountain fails to make any payment with respect to any indebtedness or guarantee in excess of a specified amount, (B) any other event occurs that would permit the holders of indebtedness or the beneficiaries of guarantees to become payable, or (C) certain conditions result in an early termination date under any swap contract that is in excess of $10 million, then Intermountain shall be in default under the revolving credit agreement.

Long-term debt
MDU Resources Group, Inc. On October 4, 2012, the Company amended the revolving credit agreement to increase the borrowing limit to $125.0 million and extend the termination date to October 4, 2017. The Company's revolving credit agreement supports its commercial paper program. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings.

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

MDU Energy Capital, LLC The ability to request additional borrowings under the master shelf agreement expired; however, there is debt outstanding that is reflected in the following table. The master shelf agreement contains customary covenants and provisions, including covenants of MDU Energy Capital not to permit (A) the ratio of its total debt (on a consolidated basis) to adjusted total capitalization to be greater than 70 percent, or (B) the ratio of subsidiary debt to subsidiary capitalization to be greater than 65 percent, or (C) the ratio of Intermountain’s total debt (determined on a consolidated basis) to total capitalization to be greater than 65 percent. The agreement also includes a covenant requiring the ratio of MDU Energy Capital earnings before interest and taxes to interest expense (on a consolidated basis), for the 12-month period ended each fiscal quarter, to be greater than 1.5 to 1. In addition, payment obligations under the master shelf agreement may be accelerated upon the occurrence of an event of default (as described in the agreement).

MDU Energy Capital entered into a note purchase agreement on October 22, 2012, and issued $25.0 million of Senior Notes with due dates ranging from October 2022 to October 2042 at a weighted average interest rate of 4.1 percent. MDU Energy Capital contracted to issue an additional $25.0 million of Senior Notes under the agreement on May 15, 2013.

Centennial Energy Holdings, Inc. On June 8, 2012, Centennial entered into an amended and restated revolving credit agreement which replaced the previous revolving credit agreement and extended the termination date to June 8, 2017. Centennial's revolving credit agreement supports its commercial paper program. On June 28, 2012, Centennial increased its commercial paper borrowing limit to $500.0 million. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings.

Centennial's revolving credit agreement and certain debt outstanding under an expired uncommitted long-term master shelf agreement contain customary covenants and provisions, including a covenant of Centennial, not to permit, as of the end of any fiscal quarter, the ratio of total consolidated debt to total consolidated capitalization to be greater than 65 percent (for the revolving credit agreement) and a covenant of Centennial and certain of its subsidiaries, not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 60 percent (for the master shelf agreement). The master shelf agreement also includes a covenant that does not permit the ratio of Centennial's EBITDA to interest expense, for the 12-month period ended each fiscal quarter, to be less than 1.75 to 1. Other covenants include restrictions on the sale of certain assets, limitations on subsidiary indebtedness, minimum consolidated net worth, limitations on priority debt and the making of certain loans and investments.

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

Centennial entered into a note purchase agreement on December 20, 2012, and issued $150.0 million of Senior Notes with due dates ranging from December 2019 to December 2027 at a weighted average interest rate of 4.6 percent. Centennial contracted to issue an additional $100.0 million of Senior Notes under the agreement on February 20, 2013.

On January 11, 2013, Centennial entered into a letter of credit agreement for the issuance of up to $29.0 million of letters of credit. This agreement will expire on January 11, 2015.

WBI Energy Transmission The ability to request additional borrowings under the uncommitted long-term private shelf agreement expired in 2011; however, there is debt outstanding that is reflected in the following table. The uncommitted long-term private shelf agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include limitation on priority debt and some restrictions on the sale of certain assets and the making of certain investments.

Long-term Debt Outstanding Long-term debt outstanding at December 31 was as follows:

	2012	2011
	(In thousands)
Senior Notes at a weighted average rate of 5.74%, due on dates ranging from January 17, 2013 to May 15, 2043	$1,349,160	$1,287,576
Commercial paper at a weighted average rate of .51%, supported by revolving credit agreements	293,000	—
Medium-Term Notes at a weighted average rate of 7.58%, due on dates ranging from February 4, 2013 to March 16, 2029	59,000	81,000
Other notes at a weighted average rate of 5.24%, due on dates ranging from September 1, 2020 to February 1, 2035	40,090	40,469
Credit agreements at a weighted average rate of 5.22%, due on dates ranging from November 27, 2013 to November 30, 2038	3,768	15,633
Discount	(43)	—
Total long-term debt	1,744,975	1,424,678
Less current maturities	134,108	139,267
Net long-term debt	$1,610,867	$1,285,411

The amounts of scheduled long-term debt maturities for the five years and thereafter following December 31, 2012, aggregate $134.1 million in 2013; $9.3 million in 2014; $266.5 million in 2015; $288.5 million in 2016; $336.4 million in 2017 and $710.2 million thereafter.

Note 10 - Asset Retirement Obligations
The Company records obligations related to the plugging and abandonment of oil and natural gas wells, decommissioning of certain electric generating facilities, reclamation of certain aggregate properties, special handling and disposal of hazardous materials at certain electric generating facilities, natural gas distribution facilities and buildings, and certain other obligations.

A reconciliation of the Company's liability, which is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2012	2011
	(In thousands)
Balance at beginning of year	$98,151	$95,970
Liabilities incurred	6,523	3,870
Liabilities acquired	—	—
Liabilities settled	(10,472)	(10,418)
Accretion expense	4,266	4,466
Revisions in estimates	3,655	3,921
Other	422	342
Balance at end of year	$102,545	$98,151

The Company believes that any expenses related to asset retirement obligations at the Company's regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets.

The fair value of assets that are legally restricted for purposes of settling asset retirement obligations at December 31, 2012 and 2011, was $5.0 million and $5.7 million, respectively. The legally restricted assets consist primarily of money market funds and are reflected in other assets on the Consolidated Balance Sheets.

Note 11 - Preferred Stocks
Preferred stocks at December 31 were as follows:

	2012	2011
(In thousands, except shares and per share amounts)
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

For the years 2012, 2011 and 2010, dividends declared on the 4.50% Series and 4.70% Series preferred stocks were $4.50 and $4.70 per share, respectively. The 4.50% Series and 4.70% Series preferred stocks outstanding are subject to redemption, in whole or in part, at the option of the Company with certain limitations on 30 days notice on any quarterly dividend date at a redemption price, plus accrued dividends, of $105 per share and $102 per share, respectively.

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

Note 12 - Common Stock
The Stock Purchase Plan provides interested investors the opportunity to make optional cash investments and to reinvest all or a percentage of their cash dividends in shares of the Company's common stock. The K-Plan is partially funded with the Company's common stock. From January 2010 through December 2012, purchases of shares of common stock on the open market were used to fund the Stock Purchase Plan and K-Plan. At December 31, 2012, there were 23.2 million shares of common stock reserved for original issuance under the Stock Purchase Plan and K-Plan.

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

Pursuant to a covenant under a credit agreement, Centennial may only make distributions to the Company in an amount up to 100 percent of Centennial's consolidated net income after taxes, excluding noncash write-downs, for the immediately preceding fiscal year. Intermountain and Cascade have regulatory limitations on the amount of dividends each can pay. Based on these limitations, approximately $2.0 billion of the net assets of the Company's subsidiaries were restricted from being used to transfer funds to the Company at December 31, 2012. In addition, the Company's credit agreement also contains restrictions on dividend payments. The most restrictive limitation requires the Company not to permit the ratio of funded debt to capitalization (determined with respect to the Company alone, excluding its subsidiaries) to be greater than 65 percent. Based on this limitation, approximately $177 million of the Company's (excluding its subsidiaries) net assets, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2012. In addition, state regulatory commissions may require the Company to maintain certain capitalization ratios. These requirements are not expected to affect the Company's ability to pay dividends in the near term.

Note 13 - Stock-Based Compensation
The Company has several stock-based compensation plans under which it is currently authorized to grant restricted stock and stock. As of December 31, 2012, there are 6.2 million remaining shares available to grant under these plans. The Company generally issues new shares of common stock to satisfy restricted stock, stock and performance share awards.

Total stock-based compensation expense was $4.0 million, net of income taxes of $2.5 million in 2012; $3.5 million, net of income taxes of $2.2 million in 2011; and $3.4 million, net of income taxes of $2.1 million in 2010.

As of December 31, 2012, total remaining unrecognized compensation expense related to stock-based compensation was approximately $5.6 million (before income taxes) which will be amortized over a weighted average period of 1.5 years.

Stock options
The Company had granted stock options to directors, key employees and employees. The Company has not granted stock options since 2003. Options granted to key employees automatically vested after nine years, but the plan provided for accelerated vesting based on the attainment of certain performance goals or upon a change in control of the Company, and expired ten years after the date of grant. Options granted to employees vested three years after the date of grant and expired ten years after the date of grant. Options granted to directors vested at the date of grant and expired ten years after the date of grant.

The fair value of each option outstanding was estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the stock option plans at December 31, 2012, and changes during the year then ended was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	6,750	$13.03
Exercised	(6,750)	13.03
Balance at end of year	—	—

The Company received cash of $88,000, $5.7 million and $5.0 million from the exercise of stock options for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $60,000, $3.3 million and $2.6 million, respectively.

Stock awards
Nonemployee directors may receive shares of common stock instead of cash in payment for directors' fees under the nonemployee director stock compensation plan. There were 53,888 shares with a fair value of $1.1 million, 55,141 shares with a fair value of $1.1 million and 43,128 shares with a fair value of $849,000 issued under this plan during the years ended December 31, 2012, 2011 and 2010, respectively.

A key employee of the Company received an award of 43,103 shares of common stock under a long-term incentive plan with a fair value of $930,000 during the year ended December 31, 2012.

Performance share awards
Since 2003, key employees of the Company have been awarded performance share awards each year. Entitlement to performance shares is based on the Company's total shareholder return over designated performance periods as measured against a selected peer group.

Target grants of performance shares outstanding at December 31, 2012, were as follows:

Grant Date	Performance Period	Target Grant of Shares
March 2010	2010-2012	213,432
February 2011	2011-2013	261,029
February 2012	2012-2014	311,675

Participants may earn from zero to 200 percent of the target grant of shares based on the Company's total shareholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants of performance shares issued in 2012, 2011 and 2010 were:

			2012			2011			2010
Grant-date fair value			$17.18			$19.99			$17.40
Blended volatility range	24.29%	-	25.81%	23.20%	-	32.18%	25.69%	-	35.36%
Risk-free interest rate range	.10%	-	.35%	.09%	-	1.34%	.13%	-	1.45%
Discounted dividends per share			$1.19			$1.23			$1.04

There were no performance shares that vested in 2012 or 2011. The fair value of performance share awards that vested during the year ended December 31, 2010, was $3.5 million.

A summary of the status of the performance share awards for the year ended December 31, 2012, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	762,154	$19.35
Granted	320,692	17.18
Vested	—	—
Forfeited	(296,710)	20.13
Nonvested at end of period	786,136	$18.17

Note 14 - Income Taxes
The components of income (loss) before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2012	2011	2010
	(In thousands)
United States	$(47,175)	$333,486	$336,450
Foreign	1,708	2,740	30,100
Income (loss) before income taxes from continuing operations	$(45,467)	$336,226	$366,550

Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$(26,858)	$(7,188)	$37,014
State	858	778	10,589
Foreign	(75)	127	4,451
	(26,075)	(6,283)	52,054
Deferred:
Income taxes:
Federal	(1,224)	105,528	62,618
State	(6,323)	13,157	4,147
Investment tax credit - net	44	240	(180)
	(7,503)	118,925	66,585
Change in uncertain tax positions	1,974	(1,048)	3,230
Change in accrued interest	458	(1,320)	661
Total income tax expense (benefit)	$(31,146)	$110,274	$122,530

Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Regulatory matters	$121,781	$119,189
Accrued pension costs	85,037	95,260
Asset retirement obligations	26,748	26,380
Compensation-related	23,441	16,241
Legal and environmental contingencies	8,046	21,788
Other	39,792	41,055
Total deferred tax assets	304,845	319,913
Deferred tax liabilities:
Depreciation and basis differences on property, plant and equipment	755,392	715,482
Basis differences on oil and natural gas producing properties	167,113	210,146
Regulatory matters	82,077	84,963
Intangible asset amortization	14,078	14,307
Other	18,441	23,774
Total deferred tax liabilities	1,037,101	1,048,672
Net deferred income tax liability	$(732,256)	$(728,759)

As of December 31, 2012 and 2011, no valuation allowance has been recorded associated with the previously identified deferred tax assets.

The following table reconciles the change in the net deferred income tax liability from December 31, 2011, to December 31, 2012, to deferred income tax expense:

2012
(In thousands)
Change in net deferred income tax liability from the preceding table	$3,497
Deferred taxes associated with other comprehensive loss	1,267
Deferred taxes associated with discontinued operations	(9,863)
Other	(2,404)
Deferred income tax expense for the period	$(7,503)

Total income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes. The reasons for this difference were as follows:

Years ended December 31,	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$(15,914)	35.0	$117,679	35.0	$128,293	35.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax benefit (expense)	2,469	(5.4)	10,653	3.2	10,210	2.8
Resolution of tax matters and uncertain tax positions	2,559	(5.6)	(3,906)	(1.2)	667.2
Federal renewable energy credit	(3,401)	7.5	(3,485)	(1.0)	(2,185)	(.6)
Depletion allowance	(3,728)	8.2	(3,266)	(1.0)	(2,810)	(.8)
Deductible K-Plan dividends	(2,829)	6.2	(2,282)	(.7)	(2,309)	(.6)
Deferred tax rate changes	(3,083)	6.8	(417)	(.1)	(1,262)	(.3)
AFUDC equity	(1,500)	3.3	(873)	(.3)	(1,494)	(.4)
Other	(5,719)	12.5	(3,829)	(1.1)	(6,580)	(1.9)
Total income tax expense (benefit)	$(31,146)	68.5	$110,274	32.8	$122,530	33.4

The income tax benefit in 2012 resulted largely from the Company's write-downs of oil and natural gas properties, as discussed in Note 1.

Deferred income taxes have been accrued with respect to temporary differences related to the Company's foreign operations. The amount of cumulative undistributed earnings for which there are temporary differences is approximately $7.7 million at December 31, 2012. The amount of deferred tax liability, net of allowable foreign tax credits, associated with the undistributed earnings at December 31, 2012, was approximately $2.0 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending prior to 2007. The 2007 through 2009 tax years are currently under audit.

A reconciliation of the unrecognized tax benefits (excluding interest) for the years ended December 31 was as follows:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$11,206	$9,378	$6,148
Additions for tax positions of prior years	3,708	4,172	3,230
Settlements	—	(2,344)	—
Balance at end of year	$14,914	$11,206	$9,378

Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011, were $8.4 million and $6.6 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.5 million, including approximately $2.0 million for the payment of interest and penalties at December 31, 2012, and was $6.0 million, including approximately $1.4 million for the payment of interest and penalties at December 31, 2011.

It is likely that substantially all of the unrecognized tax benefits, as well as interest, at December 31, 2012, will be settled in the next twelve months due to the anticipated settlement of federal and state audits.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $740,000, $780,000 and $2.0 million, respectively, in interest expense. Penalties were not material in 2012, 2011 and 2010. The Company recognized interest income of approximately $290,000, $1.9 million and $20,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had accrued liabilities of approximately $1.4 million and $970,000 at December 31, 2012 and 2011, respectively, for the payment of interest.

Note 15 - Business Segment Data
The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The internal reporting of these operating segments is defined based on the reporting and review process used by the Company's chief executive officer and other management. The vast majority of the Company's operations are located within the United States. The Company also has an investment in a foreign country, which consists of Centennial Resources' equity method investment in ECTE.

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

The information below follows the same accounting policies as described in the Summary of Significant Accounting Policies. Information on the Company's businesses as of December 31 and for the years then ended was as follows:

	2012	2011	2010
	(In thousands)
External operating revenues:
Electric	$236,895	$225,468	$211,544
Natural gas distribution	754,848	907,400	892,708
Pipeline and energy services	139,883	210,846	254,776
	1,131,626	1,343,714	1,359,028
Exploration and production	412,651	359,873	318,570
Construction materials and contracting	1,597,257	1,509,538	1,445,148
Construction services	932,013	834,918	786,802
Other	1,884	2,449	147
	2,943,805	2,706,778	2,550,667
Total external operating revenues	$4,075,431	$4,050,492	$3,909,695

Intersegment operating revenues:
Electric	$—	$—	$—
Natural gas distribution	—	—	—
Pipeline and energy services	53,274	67,497	75,033
Exploration and production	35,966	93,713	115,784
Construction materials and contracting	20,168	472	—
Construction services	6,545	19,471	2,298
Other	8,486	8,997	7,580
Intersegment eliminations	(124,439)	(190,150)	(200,695)
Total intersegment operating revenues	$—	$—	$—

Depreciation, depletion and amortization:
Electric	$32,509	$32,177	$27,274
Natural gas distribution	45,731	44,641	43,044
Pipeline and energy services	27,684	25,502	26,001
Exploration and production	160,681	142,645	130,455
Construction materials and contracting	79,527	85,459	88,331
Construction services	11,063	11,399	12,147
Other	2,010	1,572	1,591
Total depreciation, depletion and amortization	$359,205	$343,395	$328,843

	2012	2011	2010
	(In thousands)
Interest expense:
Electric	$12,421	$13,745	$12,216
Natural gas distribution	28,726	29,444	28,996
Pipeline and energy services	7,742	10,516	9,064
Exploration and production	9,018	7,445	8,580
Construction materials and contracting	15,211	16,241	19,859
Construction services	4,435	4,473	4,411
Other	13	—	47
Intersegment eliminations	(867)	(510)	(162)
Total interest expense	$76,699	$81,354	$83,011

Income taxes:
Electric	$8,975	$7,242	$11,187
Natural gas distribution	12,005	16,931	12,171
Pipeline and energy services	15,291	12,912	13,933
Exploration and production	(108,264)	46,298	49,034
Construction materials and contracting	14,099	11,227	13,822
Construction services	24,128	13,426	11,456
Other	2,620	2,238	10,927
Total income taxes	$(31,146)	$110,274	$122,530

Earnings (loss) on common stock:
Electric	$30,634	$29,258	$28,908
Natural gas distribution	29,409	38,398	36,944
Pipeline and energy services	26,588	23,082	23,208
Exploration and production	(177,283)	80,282	85,638
Construction materials and contracting	32,420	26,430	29,609
Construction services	38,429	21,627	17,982
Other	4,797	6,190	21,046
Earnings (loss) on common stock before income (loss) from discontinued operations	(15,006)	225,267	243,335
Income (loss) from discontinued operations, net of tax*	13,567	(12,926)	(3,361)
Total earnings (loss) on common stock	$(1,439)	$212,341	$239,974

Capital expenditures:
Electric	$112,035	$52,072	$85,787
Natural gas distribution	130,178	70,624	75,365
Pipeline and energy services	133,787	45,556	14,255
Exploration and production	554,528	272,855	355,845
Construction materials and contracting	45,083	52,303	25,724
Construction services	14,835	9,711	14,849
Other	791	18,759	2,182
Net proceeds from sale or disposition of property and other	(57,460)	(40,857)	(78,761)
Total net capital expenditures	$933,777	$481,023	$495,246

Assets:
Electric**	$760,324	$672,940	$643,636
Natural gas distribution**	1,703,459	1,679,091	1,632,012
Pipeline and energy services	622,470	526,797	523,075
Exploration and production	1,539,017	1,481,556	1,342,808
Construction materials and contracting	1,371,252	1,374,026	1,382,836
Construction services	429,547	418,519	387,627
Other***	256,422	403,196	391,555
Total assets	$6,682,491	$6,556,125	$6,303,549

	2012	2011	2010
	(In thousands)
Property, plant and equipment:
Electric**	$1,150,584	$1,068,524	$1,027,034
Natural gas distribution**	1,689,950	1,568,866	1,508,845
Pipeline and energy services	816,533	719,291	683,807
Exploration and production	2,764,560	2,615,146	2,356,938
Construction materials and contracting	1,504,981	1,499,852	1,486,375
Construction services	130,624	124,796	122,940
Other	50,519	49,747	32,564
Less accumulated depreciation, depletion and amortization	3,608,912	3,361,208	3,103,323
Net property, plant and equipment	$4,498,839	$4,285,014	$4,115,180
    * Reflected in the Other category.
  ** Includes allocations of common utility property.
*** Includes assets not directly assignable to a business (i.e. cash and cash equivalents, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).
Note: The results reflect $391.8 million ($246.8 million after tax) of noncash write-downs of oil and natural gas properties in 2012.

Excluding the natural gas gathering arbitration charge of $16.5 million (after tax) in 2010, and the reversal of this arbitration charge of $15.0 million (after tax) in 2012, as discussed in Note 19, earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from exploration and production, construction materials and contracting, construction services and other are all from nonregulated operations.

Capital expenditures for 2012, 2011 and 2010 include noncash transactions, including capital expenditure-related accounts payable. The net noncash transactions were $33.7 million in 2012, $24.0 million in 2011 and $17.5 million in 2010.

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

In 2012, the Company modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage is replaced by a fixed-dollar subsidy for retirees and spouses to be used to purchase individual insurance through an exchange.

Changes in benefit obligation and plan assets for the years ended December 31, 2012 and 2011, and amounts recognized in the Consolidated Balance Sheets at December 31, 2012 and 2011, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$435,618	$388,589	$110,689	$91,286
Service cost	1,078	2,252	1,747	1,443
Interest cost	17,598	19,500	4,166	4,700
Plan participants' contributions	—	—	2,688	2,644
Amendments	—	—	(11,418)	—
Actuarial loss	30,939	62,722	3,469	17,940
Curtailment gain	—	(13,939)	—	—
Benefits paid	(26,122)	(23,506)	(7,983)	(7,324)
Benefit obligation at end of year	459,111	435,618	103,358	110,689
Change in net plan assets:
Fair value of plan assets at beginning of year	278,000	277,598	68,085	70,610
Actual gain (loss) on plan assets	34,493	(4,718)	6,497	(872)
Employer contribution	22,813	28,626	5,074	3,027
Plan participants' contributions	—	—	2,688	2,644
Benefits paid	(26,122)	(23,506)	(7,983)	(7,324)
Fair value of net plan assets at end of year	309,184	278,000	74,361	68,085
Funded status - under	$(149,927)	$(157,618)	$(28,997)	$(42,604)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Other accrued liabilities (current)	$—	$—	$(655)	$(550)
Other liabilities (noncurrent)	(149,927)	(157,618)	(28,342)	(42,054)
Net amount recognized	$(149,927)	$(157,618)	$(28,997)	$(42,604)
Amounts recognized in accumulated other comprehensive (income) loss consist of:
Actuarial loss	$202,406	$189,494	$43,589	$43,861
Prior service cost (credit)	437	(632)	(18,594)	(8,615)
Transition obligation	—	—	—	2,128
Total	$202,843	$188,862	$24,995	$37,374

Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets. Accumulated other comprehensive (income) loss in the above table includes amounts related to regulated operations, which are recorded as regulatory assets (liabilities) and are expected to be reflected in rates charged to customers over time. For more information on regulatory assets (liabilities) see Note 6.

Unrecognized pension actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service lives of active participants for non-frozen plans and over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a five-year average of assets. Unrecognized postretirement net transition obligation was amortized over a 20-year period ending 2012.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans, of which all have accumulated benefit obligations in excess of plan assets, at December 31 were as follows:

	2012	2011
	(In thousands)
Projected benefit obligation	$459,111	$435,618
Accumulated benefit obligation	$459,111	$435,618
Fair value of plan assets	$309,184	$278,000

Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,078	$2,252	$2,889	$1,747	$1,443	$1,357
Interest cost	17,598	19,500	19,761	4,166	4,700	4,817
Expected return on assets	(23,536)	(22,809)	(23,643)	(4,890)	(5,051)	(5,512)
Amortization of prior service cost (credit)	(46)	45	152	(1,438)	(2,677)	(3,303)
Recognized net actuarial loss	7,070	4,656	2,622	2,134	753	845
Curtailment loss (gain)	(1,023)	1,218	—	—	—	—
Amortization of net transition obligation	—	—	—	2,128	2,125	2,125
Net periodic benefit cost, including amount capitalized	1,141	4,862	1,781	3,847	1,293	329
Less amount capitalized	937	1,196	791	910	(50)	(92)
Net periodic benefit cost	204	3,666	990	2,937	1,343	421
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss:
Net loss	19,982	76,310	20,477	1,863	23,863	1,462
Prior service cost (credit)	—	—	353	(11,418)	—	121
Amortization of actuarial loss	(7,070)	(4,656)	(2,622)	(2,134)	(753)	(845)
Amortization of prior service (cost) credit	1,069	(1,263)	(152)	1,438	2,677	3,303
Amortization of net transition obligation	—	—	—	(2,128)	(2,125)	(2,125)
Total recognized in accumulated other comprehensive (income) loss	13,981	70,391	18,056	(12,379)	23,662	1,916
Total recognized in net periodic benefit cost and accumulated other comprehensive (income) loss	$14,185	$74,057	$19,046	$(9,442)	$25,005	$2,337

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are $7.1 million and $71,000, respectively. The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are $2.6 million and $1.5 million, respectively.

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.65%	4.16%	3.67%	4.13%
Expected return on plan assets	7.00%	7.75%	6.00%	6.75%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011		2012	2011
Discount rate	4.16%	5.26%		4.13%	5.21%
Expected return on plan assets	7.75%	7.75%		6.75%	6.75%
Rate of compensation increase	N/A*	4.00%	/N/A*	4.00%	4.00%
* Effective June 30, 2011 and September 30, 2012, all benefit and service accruals for a union plan were frozen. Compensation increases had previously been frozen for all other plans.

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

Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

			2012			2011
Health care trend rate assumed for next year	6.0%	-	8.0%	6.0%	-	8.0%
Health care cost trend rate - ultimate	5.0%	-	6.0%	5.0%	-	6.0%
Year in which ultimate trend rate achieved			2017			2017

The Company's other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree's age and years of service at retirement or the date of retirement. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with the Company's expressed intent to generally increase retiree contributions each year by the excess of the expected health care cost trend rate over six percent.

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have had the following effects at December 31, 2012:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$340	$(278)
Effect on postretirement benefit obligation	$5,724	$(4,858)

The Company's pension assets are managed by 14 outside investment managers. The Company's other postretirement assets are managed by one outside investment manager. The Company's investment policy with respect to pension and other postretirement assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses. The Company's policy guidelines allow for investment of funds in cash equivalents, fixed-income securities and equity securities. The guidelines prohibit investment in commodities and futures contracts, equity private placement, employer securities, leveraged or derivative securities, options, direct real estate investments, precious metals, venture capital and limited partnerships. The guidelines also prohibit short selling and margin transactions. The Company's practice is to periodically review and rebalance asset categories based on its targeted asset allocation percentage policy.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs.

The estimated fair values of the Company's pension plan assets are determined using the market approach.

The carrying value of the pension plans' Level 1 and Level 2 cash equivalents approximates fair value and is determined using observable inputs in active markets or the net asset value of shares held at year end, which is determined using other observable inputs including pricing from outside sources. Units of this fund can be redeemed on a daily basis at their net asset value and have no redemption restrictions. The assets are invested in high quality, short-term instruments of domestic and foreign issuers.

The estimated fair value of the pension plans' Level 1 equity securities is based on the closing price reported on the active market on which the individual securities are traded.

The estimated fair value of the pension plans' Level 1 and Level 2 collective and mutual funds are based on the net asset value of shares held at year end, based on either published market quotations on active markets or other known sources including pricing from outside sources.

The estimated fair value of the pension plans' Level 2 corporate and municipal bonds is determined using other observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers, future cash flows and other reference data.

The estimated fair value of the pension plans' Level 1 U.S. Treasury securities are valued based on quoted prices on an active market.

The estimated fair value of the pension plans' Level 2 U.S. Treasury and mortgage-backed securities are valued mainly using other observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers, to be announced prices, future cash flows and other reference data. Some of these securities are valued using pricing from outside sources.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2012 and 2011, there were no transfers between Levels 1 and 2.

The fair value of the Company's pension net plan assets by class is as follows:

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(In thousands)
Assets:
Cash equivalents	$2,145	$10,460	$—	$12,605
Equity securities:
U.S. companies	86,981	—	—	86,981
International companies	39,818	—	—	39,818
Collective and mutual funds*	82,787	20,065	—	102,852
Corporate bonds	—	45,112	—	45,112
Municipal bonds	—	9,302	—	9,302
U.S. Treasury securities	7,980	4,534	—	12,514
Total assets measured at fair value	$219,711	$89,473	$—	$309,184
* Collective and mutual funds invest approximately 12 percent in common stock of mid-cap U.S. companies, 26 percent in common stock of large-cap U.S. companies, 13 percent in U.S. Treasuries, 41 percent in corporate bonds and 8 percent in other investments.

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(In thousands)
Assets:
Cash equivalents	$2,256	$17,534	$—	$19,790
Equity securities:
U.S. companies	99,315	—	—	99,315
International companies	35,353	—	—	35,353
Collective and mutual funds*	43,214	15,541	—	58,755
Corporate bonds	—	23,579	289	23,868
Mortgage-backed securities	—	22,987	—	22,987
Municipal bonds	—	9,290	—	9,290
U.S. Treasury securities	—	8,642	—	8,642
Total assets measured at fair value	$180,138	$97,573	$289	$278,000
* Collective and mutual funds invest approximately 26 percent in common stock of mid-cap U.S. companies, 26 percent in common stock of large-cap U.S. companies, 13 percent in U.S. Treasuries, 6 percent in corporate bonds and 29 percent in other investments.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Corporate Bonds
(In thousands)
Balance at beginning of year	$289
Total realized/unrealized losses	(47)
Purchases, issuances and settlements (net)	(242)
Balance at end of year	$—

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Collateral Held on Loaned Securities	Total
	(In thousands)
Balance at beginning of year	$—	$694	$694
Total realized/unrealized losses	(2)	(259)	(261)
Purchases, issuances and settlements (net)	291	(435)	(144)
Balance at end of year	$289	$—	$289

The estimated fair values of the Company's other postretirement benefit plan assets are determined using the market approach.

The estimated fair value of the other postretirement benefit plan's Level 1 and Level 2 cash equivalents is valued at the net asset value of shares held at year end, based on published market quotations on active markets, or using other known sources including pricing from outside sources. Units of this fund can be redeemed on a daily basis at their net asset value and have no redemption restrictions. The assets are invested in high-quality, short-term money market instruments that consist of municipal obligations.

The estimated fair value of the other postretirement benefit plan's Level 1 equity securities is based on the closing price reported on the active market on which the individual securities are traded.

The estimated fair value of the other postretirement benefit plan's Level 2 insurance investment contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2012 and 2011, there were no transfers between Levels 1 and 2.

The fair value of the Company's other postretirement benefit plan assets by asset class is as follows:

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(In thousands)
Assets:
Cash equivalents	$1,053	$1,991	$—	$3,044
Equity securities:
U.S. companies	2,207	—	—	2,207
International companies	260	—	—	260
Insurance investment contract*	—	68,850	—	68,850
Total assets measured at fair value	$3,520	$70,841	$—	$74,361
* The insurance investment contract invests approximately 51 percent in common stock of large-cap U.S. companies, 15 percent in U.S. Treasuries, 10 percent in mortgage-backed securities, 11 percent in corporate bonds and 13 percent in other investments.

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
* The insurance investment contract invests approximately 49 percent in common stock of large-cap U.S. companies, 15 percent in U.S. Treasuries, 12 percent in mortgage-backed securities, 11 percent in corporate bonds and 13 percent in other investments.

The Company expects to contribute approximately $18.1 million to its defined benefit pension plans and approximately $2.3 million to its postretirement benefit plans in 2013.

The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
	(In thousands)
2013	$23,193	$6,099	$256
2014	23,386	6,134	248
2015	23,646	6,127	239
2016	23,954	6,082	228
2017	24,531	6,083	217
2018 - 2022	128,971	29,051	896

Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company had investments of $84.4 million and $76.9 million at December 31, 2012 and 2011, respectively, consisting of equity securities of $41.9 million and $38.4 million, respectively, life insurance carried on plan participants (payable upon the employee's death) of $32.7 million and $31.8 million, respectively, and other investments of $9.8 million and $6.7 million, respectively. The Company anticipates using these investments to satisfy obligations under these plans. The Company's net periodic benefit cost for these plans was $8.1 million, $8.1 million and $7.8 million in 2012, 2011 and 2010, respectively. The total projected benefit obligation for these plans was $113.0 million and $113.8 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for these plans was $107.5 million and $105.7 million at December 31, 2012 and 2011, respectively. A weighted average discount rate of 3.44 percent and 4.00 percent at December 31, 2012 and 2011, respectively, and a rate of compensation increase of 3.00 percent and 4.00 percent at December 31, 2012 and 2011, were used to determine benefit obligations. A discount rate of 4.00 percent and 5.11 percent at December 31, 2012 and 2011, respectively, and a rate of compensation increase of 4.00 percent and 4.00 percent at December 31, 2012 and 2011, were used to determine net periodic benefit cost.

The amount of benefit payments for the unfunded, nonqualified benefit plans are expected to aggregate $5.7 million in 2013; $5.6 million in 2014; $6.7 million in 2015; $6.5 million in 2016; $6.7 million in 2017 and $37.3 million for the years 2018 through 2022.

In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. Costs incurred under this plan for 2012 were $84,000.

Defined contribution plans
The Company sponsors various defined contribution plans for eligible employees and the costs incurred under these plans were $29.3 million in 2012, $27.1 million in 2011 and $24.4 million in 2010.

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

•
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

The Company's participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan's year-end at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2012	2011		2012	2011	2010
					(In thousands)
Edison Pension Plan	93-6061681-001	Green as of 12/31/2012	Green as of 12/31/2011	No	$5,171	$2,700	$1,933	No	12/31/2014
IBEW Local 38 Pension Plan	34-6574238-001	Yellow as of 4/30/2012	Yellow as of 4/30/2011	Implemented	2,771	1,469	1,277	No	4/27/2014
IBEW Local No. 82 Pension Plan	31-6127268-001	Red as of 6/30/2012	Red as of 6/30/2011	Implemented	1,093	1,331	1,569	No	12/1/2013
IBEW Local 648 Pension Plan	31-6134845-001	Red as of 2/29/2012	Red as of 2/28/2011	Implemented	564	722	781	No	8/31/2015
Laborers Pension Trust Fund for Northern California	94-6277608-001	Yellow as of 5/31/2012	Yellow as of 5/31/2011	Implemented	567	628	413	No	6/30/2011*– 6/30/2012*
Local Union 212 IBEW Pension Trust Fund	31-6127280-001	Yellow as of 4/30/2012	Yellow as of 4/30/2011	Implemented	664	776	679	No	6/2/2013
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	5,603	4,841	4,826	No	8/31/2011*– 12/31/2016
OE Pension Trust Fund	94-6090764-001	Yellow as of 12/31/2012	Yellow as of 12/31/2011	Implemented	1,156	1,367	1,035	No	6/30/2010*–3/31/2016
Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming	83-6011320-001	Red as of 12/31/2012	Red as of 12/31/2011	Implemented	91	96	106	No	10/31/2005*
Operating Engineers Pension Trust	95-6032478-001	Red as of 6/30/2012	Red as of 6/30/2011	Implemented	761	458	343	No	6/30/2013– 12/31/2016
Other funds					16,338	14,770	17,314
Total contributions					$34,779	$29,158	$30,276
* Plan includes collective bargaining agreements which have expired. The agreements contain provisions that automatically renew the existing contracts in lieu of a new negotiated collective bargaining agreement.

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Defined Benefit Pension Plan of AGC-IUOE Local 701 Pension Trust Fund	2010
Edison Pension Plan	2011 and 2010
Eighth District Electrical Pension Fund	2010
IBEW Local 38 Pension Plan	2011 and 2010
IBEW Local No. 82 Pension Plan	2011 and 2010
Local Union No. 124 IBEW Pension Trust Fund	2011 and 2010
Local Union 212 IBEW Pension Trust Fund	2011 and 2010
IBEW Local Union No. 357 Pension Plan A	2011 and 2010
IBEW Local 648 Pension Plan	2011 and 2010
Idaho Plumbers and Pipefitters Pension Plan	2011 and 2010
Minnesota Teamsters Construction Division Pension Fund	2011 and 2010
Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming	2011 and 2010
Plumbers and Pipefitters Local 162 Pension Fund	2010
Pension and Retirement Plan of Plumbers and Pipefitters Union Local No. 525	2011

The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company's total contributions to its multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $31.4 million, $24.0 million and $24.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Amounts contributed in 2012, 2011 and 2010 to defined contribution multiemployer plans were $18.7 million, $15.3 million and $15.4 million, respectively.

Note 17 - Jointly Owned Facilities
The consolidated financial statements include the Company's 22.7 percent, 25.0 percent and 25.0 percent ownership interests in the assets, liabilities and expenses of the Big Stone Station, Coyote Station and Wygen III, respectively. Each owner of the stations is responsible for financing its investment in the jointly owned facilities.

The Company's share of the stations operating expenses was reflected in the appropriate categories of operating expenses (fuel, operation and maintenance, and taxes, other than income) in the Consolidated Statements of Income.

At December 31, the Company's share of the cost of utility plant in service and related accumulated depreciation for the stations was as follows:

	2012	2011
	(In thousands)
Big Stone Station:
Utility plant in service	$63,146	$63,715
Less accumulated depreciation	40,859	42,475
	$22,287	$21,240
Coyote Station:
Utility plant in service	$135,073	$131,719
Less accumulated depreciation	87,524	86,788
	$47,549	$44,931
Wygen III:
Utility plant in service	$63,462	$63,300
Less accumulated depreciation	3,368	2,106
	$60,094	$61,194

Note 18 - Regulatory Matters and Revenues Subject to Refund
On September 26, 2012, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total increase of $3.5 million annually or approximately 5.9 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, the landfill gas production facility, a region operations building, automated meter reading and a new customer billing system. Montana-Dakota requested an interim increase, subject to refund, of $1.7 million or approximately 2.9 percent. A hearing has been scheduled for May 1, 2013.

On December 21, 2012, Montana-Dakota filed an application with the SDPUC for a natural gas rate increase. Montana-Dakota requested a total increase of $1.5 million annually or approximately 3.3 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, the landfill gas production facility, an operations building, automated meter reading and a new customer billing system.

Note 19 - Commitments and Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. The Company had accrued liabilities of $22.5 million and $64.1 million for contingencies related to litigation and environmental matters as of December 31, 2012 and 2011, respectively, which includes amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

Litigation
Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent. In February 2009, Centennial received a Notice and Demand from LPP under the guarantee agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM's alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association seeking compensatory damages of $149.7 million. An arbitration award was issued January 13, 2012, awarding LPP $22.0 million. Centennial subsequently received a demand from LPP for payment of the arbitration award plus interest and attorneys' fees. An accrual related to the guarantee as a result of the arbitration award was recorded in discontinued operations on the Consolidated Statement of Income in the fourth quarter of 2011. CEM filed a petition with the New York Supreme Court to vacate the arbitration award in favor of LPP. On October 19, 2012, Centennial moved to intervene in the New York Supreme Court action to vacate the arbitration award and also filed a complaint with the New York Supreme Court seeking a declaration that LPP is not entitled to indemnification from Centennial under the guaranty for the arbitration award. On November 20,

2012, the New York Supreme Court granted CEM's petition to vacate the arbitration award. Due to the vacation of the arbitration award, the Company no longer believes the loss related to this matter to be probable and thus the liability that was previously recorded in 2011 was reversed in the fourth quarter of 2012. The effect of this was recorded in discontinued operations on the Consolidated Statement of Income. Centennial anticipates LPP will appeal the decision upon entry of a written order. We believe that it is reasonably possible that a loss related to this matter could result if LPP is successful in its appeal, the arbitration award is affirmed and LPP continues to assert its demand against Centennial under the guarantee for payment of the arbitration award, attorney's fees and interest. For more information regarding discontinued operations, see Note 3.

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

Natural Gas Gathering Operations In January 2010, SourceGas filed an application with the Colorado State District Court to compel WBI Energy Midstream to arbitrate a dispute regarding operating pressures under a natural gas gathering contract on one of WBI Energy Midstream's pipeline gathering systems in Montana. WBI Energy Midstream resisted the application and sought a declaratory order interpreting the gathering contract. In May 2010, the Colorado State District Court granted the application and ordered WBI Energy Midstream into arbitration. An arbitration hearing was held in August 2010. In October 2010, the arbitration panel issued an award in favor of SourceGas for approximately $26.6 million. As a result, WBI Energy Midstream, which is included in the pipeline and energy services segment, recorded a $26.6 million charge ($16.5 million after tax) in the third quarter of 2010, which is recorded in operation and maintenance expense on the Consolidated Statement of Income. On April 20, 2011, the Colorado State District Court confirmed the arbitration award as a court judgment. WBI Energy Midstream filed an appeal from the Colorado State District Court's order and judgment to the Colorado Court of Appeals. The Colorado Court of Appeals issued a decision on May 24, 2012, reversing the Colorado State District Court order compelling arbitration, vacating the final award and remanding the case to the Colorado State District Court to determine SourceGas's claims and WBI Energy Midstream's counterclaims. As a result of the Colorado Court of Appeals decision, in the second quarter of 2012, WBI Energy Midstream changed its estimated loss related to this matter. This resulted in a reduction of expense of $24.1 million ($15.0 million after tax), which is largely reflected in operation and maintenance expense on the Consolidated Statement of Income. On August 2, 2012, SourceGas filed a petition for writ of certiorari with the Colorado Supreme Court for review of the Colorado Court of Appeals decision. WBI Energy Midstream anticipates that if the Colorado Supreme Court were to grant a writ of certiorari and remand the matter to the Colorado State District Court, SourceGas will assert claims similar to those asserted in the arbitration proceeding.

In a related matter, Omimex filed a complaint against WBI Energy Midstream in Montana Seventeenth Judicial District Court in July 2010 alleging WBI Energy Midstream breached a separate gathering contract with Omimex as a result of the increased operating pressures demanded by SourceGas on the same natural gas gathering system. In December 2011, Omimex filed an amended complaint alleging WBI Energy Midstream breached obligations to operate its gathering system as a common carrier under United States and Montana law. WBI Energy Midstream removed the action to the United States District Court for the District of Montana. Expert reports submitted by Omimex contended its damages as a result of the increased operating pressures were $16.1 million to $22.6 million, however, the experts have since revised their calculation of Omimex's damages to $4.8 million. The Company believes the claims asserted by Omimex are without merit and an award is not deemed probable. The Company intends to vigorously defend against the claims. A trial on the matter is scheduled for May 2013.

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

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List. Cascade is in discussions with the EPA regarding an administrative settlement agreement and consent order with the intent of reaching consensus on the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $6.7 million for the remedial investigation and feasibility study and $6.4 million for remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

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

Cascade has received notices from certain of its insurance carriers that they will participate in defense of Cascade for these contamination claims subject to full and complete reservations of rights and defenses to insurance coverage. To the extent these claims are not covered by insurance, Cascade will seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers. The accruals related to these matters are reflected in regulatory assets. For more information, see Note 6.

Halawa Quarry The State of Hawaii Department of Health issued a Notice of Violation to Hawaiian Cement dated August 31, 2012, alleging violations of Hawaii's Water Pollution statute at Hawaiian Cement's Halawa Quarry by failure to comply with the quarry's National Pollutant Discharge Elimination System permit by failing to design, construct and maintain a facility to contain or treat the volume of all process wastewater and storm water that would result from a 10-year, 24-hour rainfall event. The Notice of Violation also alleges Hawaiian Cement violated the quarry's permit by discharging pollution, including levels of pH and total suspended solids in excess of the permit limits, on three occasions in January, June and December 2011. The Notice of Violation seeks development and implementation of corrective action plans and unspecified administrative penalties. Hawaiian Cement expects to resolve the Notice of Violation through a negotiated settlement with monetary penalties of approximately $100,000 as well as development and implementation of corrective action plans, the final cost of which has not been determined but which are not expected to be material.

Operating leases
The Company leases certain equipment, facilities and land under operating lease agreements. The amounts of annual minimum lease payments due under these leases as of December 31, 2012, were $32.2 million in 2013, $22.5 million in 2014, $13.1 million in 2015, $9.1 million in 2016, $5.1 million in 2017 and $36.0 million thereafter. Rent expense was $42.9 million, $40.7 million and $38.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase commitments
The Company has entered into various commitments, largely natural gas and coal supply, purchased power, natural gas transportation and storage, service and construction materials supply contracts. These commitments range from one to 48 years. The commitments under these contracts as of December 31, 2012, were $494.9 million in 2013, $261.4 million in 2014, $150.4 million in 2015, $92.3 million in 2016, $70.0 million in 2017 and $857.5 million thereafter. These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2012, 2011 and 2010, were $718.4 million, $626.3 million and $611.7 million.

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

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the oil and natural gas swap and collar agreements as the amount of the obligation is dependent upon oil and natural gas commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap and collar agreements at December 31, 2012, expire in the year 2013; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. There were no amounts outstanding by Fidelity at December 31, 2012. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At December 31, 2012, the fixed maximum amounts guaranteed under these agreements aggregated $59.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $38.7 million in 2013; $2.2 million in 2014; $300,000 in 2015; $100,000 in 2016; $600,000

in 2018; $300,000 in 2019; $13.5 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $600,000 and was reflected on the Consolidated Balance Sheet at December 31, 2012. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2012, the fixed maximum amounts guaranteed under these letters of credit, aggregated $25.0 million and are scheduled to expire in 2013. There were no amounts outstanding under the above letters of credit at December 31, 2012.

WBI Holdings has an outstanding guarantee to WBI Energy Transmission. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At December 31, 2012, the fixed maximum amount guaranteed under this agreement was $5.0 million and is scheduled to expire in 2014. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $900,000. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at December 31, 2012, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at December 31, 2012.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries, as well as an arbitration award. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of December 31, 2012, approximately $488 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Variable interest entities
Fuel Contract On October 10, 2012, the Coyote Station entered into a new coal supply agreement with Coyote Creek that will replace a coal supply agreement that expires in May 2016. The new agreement provides for the purchase of coal necessary to supply the coal requirements of the Coyote Station, of which the Company is a 25.0 percent owner, for the period May 2016 through December 2040.

The new coal supply agreement creates a variable interest in Coyote Creek due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal will cover all costs of operations as well as future reclamation costs. The Coyote Station owners are also providing a guarantee of the value of the assets of Coyote Creek as they would be required to buy the assets at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of Coyote Creek in that they are required to buy the entity at the end of the contract term at equity value. The Company has determined that Coyote Creek is a variable interest entity. However, the Company has concluded that it is not the primary beneficiary of Coyote Creek because power to direct the activities of the entity are considered to be shared by the four unrelated owners of the Coyote Station, with no primary beneficiary existing. As a result, Coyote Creek is not required to be consolidated in the Company's financial statements.

At December 31, 2012, Coyote Creek was not yet operational. The assets and liabilities of Coyote Creek and exposure to loss as a result of the Company's involvement with the variable interest entity at December 31, 2012, is not material.

Note 20 - Subsequent Event
On February 7, 2013, the Company formed a joint venture with Calumet Specialty Products Partners, L.P. to develop, build and operate a diesel topping plant in southwestern North Dakota. The joint venture will be called Dakota Prairie Refining, LLC. The Company's participation in the joint venture will be through its wholly owned subsidiary, WBI Energy, Inc.

Supplementary Financial Information
Quarterly Data (Unaudited)
The following unaudited information shows selected items by quarter for the years 2012 and 2011:

	First Quarter	Second Quarter	*	Third Quarter	**	Fourth Quarter	***
	(In thousands, except per share amounts)
2012
Operating revenues	$852,807	$967,962		$1,173,518		$1,081,144
Operating expenses	781,750	876,248		1,207,553		1,190,673
Operating income (loss)	71,057	91,714		(34,035)		(109,529)
Income (loss) from continuing operations	35,890	49,007		(29,532)		(69,686)
Income (loss) from discontinued operations, net of tax	(100)	5,106		(139)		8,700
Net income (loss)	35,790	54,113		(29,671)		(60,986)
Earnings (loss) per common share - basic:
Earnings (loss) before discontinued operations	.19	.26		(.16)		(.37)
Discontinued operations, net of tax	—	.03		—		.05
Earnings (loss) per common share - basic	.19	.29		(.16)		(.32)
Earnings (loss) per common share - diluted:
Earnings (loss) before discontinued operations	.19	.26		(.16)		(.37)
Discontinued operations, net of tax	—	.03		—		.05
Earnings (loss) per common share - diluted	.19	.29		(.16)		(.32)
Weighted average common shares outstanding:
Basic	188,811	188,831		188,831		188,831
Diluted	189,182	189,107		188,831		188,831

2011
Operating revenues	$901,805	$930,757		$1,152,181		$1,065,749
Operating expenses	823,739	848,454		1,032,760		939,172
Operating income	78,066	82,303		119,421		126,577
Income from continuing operations	42,529	45,235		64,100		74,088
Income (loss) from discontinued operations, net of tax	448	(168)		(126)		(13,080)
Net income	42,977	45,067		63,974		61,008
Earnings per common share - basic:
Earnings before discontinued operations	.22	.24		.34		.39
Discontinued operations, net of tax	.01	—		—		(.07)
Earnings per common share - basic	.23	.24		.34		.32
Earnings per common share - diluted:
Earnings before discontinued operations	.22	.24		.34		.39
Discontinued operations, net of tax	.01	—		—		(.07)
Earnings per common share - diluted	.23	.24		.34		.32
Weighted average common shares outstanding:
Basic	188,671	188,794		188,794		188,794
Diluted	188,815	188,968		188,797		188,932
    * 2012 reflects a net benefit of $15.0 million (after tax) related to natural gas gathering operations litigation and a net benefit largely related to estimated insurance recoveries related to the guarantee of a construction contract. For more information, see Note 19.
  ** 2012 reflects a $100.9 million after-tax noncash write-down of oil and natural gas properties. For more information, see Note 1.
*** 2012 reflects a $145.9 million after-tax noncash write-down of oil and natural gas properties and the reversal of an arbitration charge of $13.0 million (after tax) related to a guarantee of a construction contract, which was partially offset by the reversal of estimated insurance recoveries, as previously discussed. 2011 reflects an arbitration charge of $13.0 million (after tax) related to a guarantee of a construction contract. For more information, see Notes 1 and 19, respectively.

Certain Company operations are highly seasonal and revenues from and certain expenses for such operations may fluctuate significantly among quarterly periods. Accordingly, quarterly financial information may not be indicative of results for a full year.

Exploration and Production Activities (Unaudited)
Fidelity is involved in the acquisition, exploration, development and production of oil and natural gas resources. Fidelity shares revenues and expenses from the development of specified properties in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States in proportion to its ownership interests.

The information that follows includes Fidelity's proportionate share of all its oil and natural gas interests.

The following table sets forth capitalized costs and accumulated depreciation, depletion and amortization related to oil and natural gas producing activities at December 31:

	2012	2011	2010
	(In thousands)
Subject to amortization	$2,531,562	$2,345,114	$2,138,565
Not subject to amortization	191,794	232,462	182,402
Total capitalized costs	2,723,356	2,577,576	2,320,967
Less accumulated depreciation, depletion and amortization	1,383,386	1,229,654	1,093,723
Net capitalized costs	$1,339,970	$1,347,922	$1,227,244
Note: Net capitalized costs reflect noncash write-downs of the Company's oil and natural gas properties, as discussed in Note 1.

Capital expenditures, including those not subject to amortization, related to oil and natural gas producing activities were as follows:

Years ended December 31,	2012	*	2011	*	2010	*
	(In thousands)
Acquisitions:
Proved properties	$839		$3,999		$89,733
Unproved properties	31,109		63,354		92,100
Exploration	235,906		41,775		33,226
Development	275,959		161,647		139,733
Total capital expenditures	$543,813		$270,775		$354,792
* Excludes net additions/(reductions) to property, plant and equipment related to the recognition of future liabilities for asset retirement obligations associated with the plugging and abandonment of oil and natural gas wells, as discussed in Note 10, of $(200,000), $(1.8) million and $11.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following summary reflects income resulting from the Company's operations of oil and natural gas producing activities, excluding corporate overhead and financing costs:

Years ended December 31,	2012	2011	2010
	(In thousands)
Revenues:
Sales to affiliates	$35,966	$93,713	$115,784
Sales to external customers	412,651	359,873	318,565
Production costs	134,795	140,606	127,403
Depreciation, depletion and amortization*	157,078	139,539	127,266
Write-downs of oil and natural gas properties	391,800	—	—
Pretax income (loss)	(235,056)	173,441	179,680
Income tax expense (benefit)	(88,612)	63,655	66,293
Results of operations for producing activities	$(146,444)	$109,786	$113,387
* Includes accretion of discount for asset retirement obligations of $3.3 million, $3.6 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, as discussed in Note 10.

Estimates of proved reserves were prepared in accordance with guidelines established by the industry and the SEC. The estimates are arrived at using actual historical wellhead production trends and/or standard reservoir engineering methods utilizing available geological, geophysical, engineering and economic data. The proved reserve estimates as of December 31, 2012, 2011 and 2010, were calculated using SEC Defined Prices. Other factors used in the proved reserve estimates are current estimates of well operating and future development costs, taxes, timing of operations, and the interests owned by the Company in the properties. These estimates are refined as new information becomes available.

The reserve estimates are prepared by internal engineers assigned to an asset team by geographic area. Senior management reviews and approves the reserve estimates to ensure they are materially accurate. In addition, the Company engaged Ryder Scott, an independent third party, to audit its proved reserve quantity estimates.

Estimates of economically recoverable oil, NGL and natural gas reserves and future net revenues therefrom are based upon a number of variable factors and assumptions. For these reasons, estimates of economically recoverable reserves and future net revenues may vary from actual results.

The Company's interests in oil, NGL and natural gas reserves are located in the United States and in and around the Gulf of Mexico.

The changes in the Company's estimated quantities of proved oil, NGL and natural gas reserves for the year ended December 31, 2012, were as follows:

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed and undeveloped reserves:
Balance at beginning of year	27,005	7,342	379,827	97,651
Production	(3,694)	(828)	(33,214)	(10,058)
Extensions and discoveries	9,874	1,817	18,386	14,756
Improved recovery	—	—	—	—
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	(39)	—	(2,307)	(423)
Revisions of previous estimates	307	(1,178)	(123,414)	(21,440)
Balance at end of year	33,453	7,153	239,278	80,486

Significant changes in proved reserves for the year ended December 31, 2012, include:

•	Extension and discoveries of 14.8 MMBOE primarily due to drilling activity at the Company's Bakken, South Texas, and Paradox properties

•
Revisions of previous estimates of (21.4) MMBOE, largely the result of lower natural gas prices resulting in a reduction of PDP and PUD reserves principally in the Company's Coalbed, Baker, Bowdoin, East Texas and Green River Basin natural gas properties

The changes in the Company's estimated quantities of proved oil, NGL and natural gas reserves for the year ended December 31, 2011, were as follows:

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed and undeveloped reserves:
Balance at beginning of year	25,666	7,201	448,397	107,599
Production	(2,724)	(776)	(45,598)	(11,099)
Extensions and discoveries	4,717	1,421	28,221	10,842
Improved recovery	—	—	—	—
Purchases of proved reserves	223	16	54	247
Sales of proved reserves	—	—	—	—
Revisions of previous estimates	(877)	(520)	(51,247)	(9,938)
Balance at end of year	27,005	7,342	379,827	97,651

Significant changes in proved reserves for the year ended December 31, 2011, include:

•	Extensions and discoveries of 10.8 MMBOE primarily due to drilling activity at the Company's Bakken and Big Horn properties

•
Revisions of previous estimates of (9.9) MMBOE, largely the result of a reduction in PUD reserves of 8.9 MMBOE resulting principally in the Company's Bowdoin, Baker, Coalbed, East Texas and Big Horn Basin properties. The remaining negative revisions were a reduction in PDP natural gas reserves.

The changes in the Company's estimated quantities of proved oil, NGL and natural gas reserves for the year ended December 31, 2010, were as follows:

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed and undeveloped reserves:
Balance at beginning of year	25,930	8,286	448,425	108,954
Production	(2,767)	(495)	(50,391)	(11,661)
Extensions and discoveries	2,793	596	36,191	9,421
Improved recovery	—	—	—	—
Purchases of proved reserves	911	68	55,119	10,165
Sales of proved reserves	(18)	—	(92)	(34)
Revisions of previous estimates	(1,183)	(1,254)	(40,855)	(9,246)
Balance at end of year	25,666	7,201	448,397	107,599

Significant changes in proved reserves for the year ended December 31, 2010, include:

•	Extensions and discoveries of 9.4 MMBOE primarily due to drilling activity at the Company's Bakken, Baker, Bowdoin and east Texas properties

•	Purchases of proved reserves of 10.2 MMBOE as a result of the Company's acquisition of natural gas properties in the Green River Basin in Wyoming, as discussed in Note 2

•
Revisions of previous estimates of (9.2) MMBOE largely the result of negative performance revisions resulting primarily from new information gained from production history and developmental drilling activity in the Company's Bowdoin, south Texas, Baker and east Texas properties and removal of PUD reserves due to the five-year limitation rule, partially offset by positive revisions due to increased oil and natural gas prices

The following table summarizes the breakdown of the Company's proved reserves between proved developed and PUD reserves at December 31:

	2012	2011	2010
Proved developed reserves:
Oil (MBbls)	27,412	23,653	22,352
NGL (MBbls)	5,342	5,225	4,234
Natural Gas (MMcf)	218,259	303,495	334,911
Total (MBOE)	69,131	79,460	82,404
PUD reserves:
Oil (MBbls)	6,041	3,352	3,314
NGL (MBbls)	1,811	2,117	2,967
Natural Gas (MMcf)	21,019	76,332	113,486
Total (MBOE)	11,355	18,191	25,195
Total proved reserves:
Oil (MBbls)	33,453	27,005	25,666
NGL (MBbls)	7,153	7,342	7,201
Natural Gas (MMcf)	239,278	379,827	448,397
Total (MBOE)	80,486	97,651	107,599

As of December 31, 2012, the Company had 11.4 MMBOE of PUD reserves, which is a decrease of 6.8 MMBOE from December 31, 2011. The decrease relates to the Company converting 3.9 MMBOE of its December 31, 2011, PUD reserves into proved developed reserves in 2012, requiring $58.4 million of drilling and completion capital in 2012 and 10.3 MMBOE of negative revisions applied to PUD locations primarily in the Company's natural gas properties. These changes were partially offset by 7.4 MMBOE of new PUD reserves primarily in the Company's oil properties. At December 31, 2012, the Company did not have any PUD locations that remained undeveloped for five years or more. Future development costs estimated to be spent in each of the next three years to develop PUD reserves as of December 31, 2012, are $147.5 million in 2013, $24.3 million in 2014 and $12.0 million in 2015.

The standardized measure of the Company's estimated discounted future net cash flows of total proved reserves associated with its various oil and natural gas interests at December 31 was as follows:

	2012	2011	2010
	(In thousands)
Future cash inflows	$3,696,200	$4,188,000	$3,790,700
Future production costs	1,536,500	1,560,300	1,393,000
Future development costs	301,600	285,300	312,500
Future net cash flows before income taxes	1,858,100	2,342,400	2,085,200
Future income tax expense	304,900	531,100	432,800
Future net cash flows	1,553,200	1,811,300	1,652,400
10% annual discount for estimated timing of cash flows	669,800	832,500	756,300
Discounted future net cash flows relating to proved oil, NGL and natural gas reserves	$883,400	$978,800	$896,100

The following are the sources of change in the standardized measure of discounted future net cash flows by year:

	2012	2011	2010
	(In thousands)
Beginning of year	$978,800	$896,100	$658,800
Net revenues from production	(280,800)	(301,500)	(270,000)
Net change in sales prices and production costs related to future production	(406,300)	82,300	362,400
Extensions and discoveries, net of future production-related costs	355,300	226,300	130,500
Improved recovery, net of future production-related costs	—	—	—
Purchases of proved reserves, net of future production-related costs	—	9,500	99,800
Sales of proved reserves	(2,600)	—	(500)
Changes in estimated future development costs	37,600	51,100	34,100
Development costs incurred during the current year	77,700	56,300	43,100
Accretion of discount	121,400	105,000	76,500
Net change in income taxes	110,000	(55,800)	(103,300)
Revisions of previous estimates	(100,700)	(92,900)	(132,000)
Other	(7,000)	2,400	(3,300)
Net change	(95,400)	82,700	237,300
End of year	$883,400	$978,800	$896,100

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

The standardized measure of discounted future net cash flows does not purport to represent the fair market value of oil and natural gas properties. There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. In addition, future realization of oil, NGL and natural gas prices over the remaining reserve lives may vary significantly from SEC Defined Prices.

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

Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in the last sentence of the fourth paragraph under the caption "Item 1. Election of Directors" and under the captions "Item 1. Election of Directors - Director Nominees," "Information Concerning Executive Officers," the first paragraph and the second and third sentences of the second paragraph under "Corporate Governance - Audit Committee," "Corporate Governance - Code of Conduct," the second sentence of the last paragraph under "Corporate Governance - Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table includes information as of December 31, 2012, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	786,136	(2)	$18.17	6,213,269	(3)(4)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
(1) Consists of the Non-Employee Director Long-Term Incentive Compensation Plan, the Long-Term Performance-Based Incentive Plan and the Non-Employee Director Stock Compensation Plan.
(2) Consists of performance shares.
(3) 357,757 shares remain available for future issuance under the Non-Employee Director Long-Term Incentive Compensation Plan in connection with grants of restricted stock, performance units, performance shares or other equity-based awards. 5,643,041 shares under the Long-Term Performance-Based Incentive Plan remain available for future issuance in connection with grants of restricted stock, performance units, performance shares or other equity-based awards.

(4) This amount also includes 212,471 shares available for issuance under the Non-Employee Director Stock Compensation Plan. Under this plan, in addition to a cash retainer, non-employee directors are awarded shares equal in value to $110,000 annually. A non-employee director may acquire additional shares under the plan in lieu of receiving the cash portion of the director's retainer or fees.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2012	2011	2010
	(In thousands)
Operating revenues	$472,302	$518,268	$503,658
Operating expenses	405,095	450,579	431,293
Operating income	67,207	67,689	72,365
Other income	3,925	2,710	5,734
Interest expense	17,297	18,660	16,664
Income before income taxes	53,835	51,739	61,435
Income taxes	11,798	10,476	17,983
Equity in earnings (loss) of subsidiaries	(42,791)	171,763	197,207
Net income (loss)	(754)	213,026	240,659
Dividends declared on preferred stocks	685	685	685
Earnings (loss) on common stock	$(1,439)	$212,341	$239,974
Comprehensive income (loss)	$(2,474)	$197,286	$230,231
The accompanying notes are an integral part of these condensed financial statements.

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2012	2011
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,596	$6,900
Receivables, net	89,238	67,761
Accounts receivable from subsidiaries	2,957	28,734
Inventories	41,469	42,596
Deferred income taxes	3,685	2
Prepayments and other current assets	9,120	12,154
Total current assets	150,065	158,147
Investments	52,123	47,835
Investment in subsidiaries	2,253,294	2,402,891
Property, plant and equipment	1,581,776	1,453,089
Less accumulated depreciation, depletion and amortization	621,623	605,510
Net property, plant and equipment	960,153	847,579
Deferred charges and other assets:
Goodwill	4,812	4,812
Other	155,483	166,732
Total deferred charges and other assets	160,295	171,544
Total assets	$3,575,930	$3,627,996

Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$108	$107
Accounts payable	42,149	37,986
Accounts payable to subsidiaries	6,423	4,868
Taxes payable	12,399	18,304
Dividends payable	171	31,794
Accrued compensation	10,282	10,173
Other accrued liabilities	29,490	27,064
Total current liabilities	101,022	130,296
Long-term debt	356,760	280,781
Deferred credits and other liabilities:
Deferred income taxes	172,769	137,751
Other liabilities	297,131	303,601
Total deferred credits and other liabilities	469,900	441,352
Commitments and contingencies
Stockholders' equity:
Preferred stocks	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Issued - 189,369,450 shares in 2012 and 189,332,485 shares in 2011	189,369	189,332
Other paid-in capital	1,039,080	1,035,739
Retained earnings	1,457,146	1,586,123
Accumulated other comprehensive loss	(48,721)	(47,001)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total common stockholders' equity	2,633,248	2,760,567
Total stockholders' equity	2,648,248	2,775,567
Total liabilities and stockholders' equity	$3,575,930	$3,627,996
The accompanying notes are an integral part of these condensed financial statements.

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$225,968	$217,514	$185,887
Investing activities:
Capital expenditures	(150,337)	(74,580)	(114,045)
Net proceeds from sale or disposition of property and other	1,120	720	625
Investments in and advances to subsidiaries	(1,387)	(5,701)	(1,636)
Investments from and advances from subsidiaries	5,000	—	—
Investments	12	—	(742)
Net cash used in investing activities	(145,592)	(79,561)	(115,798)
Financing activities:
Issuance of short-term borrowings	—	—	20,000
Repayment of short-term borrowings	—	(20,000)	—
Issuance of long-term debt	76,000	—	—
Repayment of long-term debt	(21)	(107)	(107)
Proceeds from issuance of common stock	88	5,744	4,972
Dividends paid	(159,768)	(123,323)	(119,157)
Excess tax benefit on stock-based compensation	21	358	375
Net cash used in financing activities	(83,680)	(137,328)	(93,917)
Increase (decrease) in cash and cash equivalents	(3,304)	625	(23,828)
Cash and cash equivalents - beginning of year	6,900	6,275	30,103
Cash and cash equivalents - end of year	$3,596	$6,900	$6,275
The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation The condensed financial information reported in Schedule I is being presented to comply with Rule 12-04 of Regulation S-X. The information is unconsolidated and is presented for the parent company only, which is comprised of MDU Resources Group, Inc. (the Company) and Montana-Dakota and Great Plains, public utility divisions of the Company. In Schedule I, investments in subsidiaries are presented under the equity method of accounting where the assets and liabilities of the subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. The income (loss) from subsidiaries is reported as equity in earnings (loss) of subsidiaries on the Condensed Statements of Income. The consolidated financial statements of MDU Resources Group, Inc. reflect certain businesses as discontinued operations. In Schedule I, amounts from discontinued operations have not been separately stated. These statements should be read in conjunction with the consolidated financial statements and notes thereto of MDU Resources Group, Inc.

Earnings (loss) per common share Please refer to the Consolidated Statements of Income of the registrant for earnings (loss) per common share. In addition, see Note 1 of Notes to Consolidated Financial Statements for information on the computation of earnings (loss) per common share.

Note 2 - Debt The Company has long-term debt obligations outstanding of $356.9 million at December 31, 2012, with annual maturities of $100,000 from 2013 to 2015, $50.1 million in 2016, $76.0 million in 2017 and $230.5 million scheduled to mature in years after 2017.

For more information on debt, see Note 9 of Notes to Consolidated Financial Statements.

Note 3 - Dividends The Company depends on earnings from its divisions and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $125.8 million, $96.1 million and $96.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

MDU RESOURCES GROUP, INC.
Schedule II - Consolidated Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	*	Deductions	**	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
2012	$12,407	$7,064	$1,754		$10,407		$10,818
2011	15,284	3,977	2,112		8,966		12,407
2010	16,649	5,044	2,300		8,709		15,284
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

3(b)	Company Bylaws, as amended and restated, on August 16, 2012, filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, in File No. 1-3480*

4(a)	Indenture, dated as of December 15, 2003, between the Company and The Bank of New York, as trustee, filed as Exhibit 4(f) to Form S-8 on January 21, 2004, in Registration No. 333-112035*

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
Letter Amendment No. 1 to Amended and Restated Master Shelf Agreement, dated May 17, 2006, among Centennial Energy Holdings, Inc., the Prudential Insurance Company of America, and certain investors described in the Letter Amendment, filed as Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2006, filed on August 4, 2006, in File No. 1-3480*

4(e)
MDU Resources Group, Inc. Credit Agreement, dated May 26, 2011, among MDU Resources Group, Inc., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, filed as Exhibit 4(e) to Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, in File No. 1-3480*

4(f)
First Amendment to Credit Agreement, dated October 4, 2012, among MDU Resources Group, Inc., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, filed as Exhibit 4 to Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, in File No. 1-3480*

4(g)
Centennial Energy Holdings, Inc. Credit Agreement, dated June 8, 2012, among Centennial Energy Holdings, Inc., U.S. Bank National Association, as Administrative Agent, and The Other Financial Institutions party thereto, filed as Exhibit 4 to Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, in File No. 1-3480*

4(h)
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

+10(a)	Supplemental Income Security Plan, as amended and restated November 12, 2009, filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 2009, filed on February 17, 2010, in File No. 1-3480*

+10(b)	Director Compensation Policy, as amended February 14, 2013**

+10(c)	Deferred Compensation Plan for Directors, as amended May 15, 2008, filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008, in File No. 1-3480*

+10(d)	Non-Employee Director Stock Compensation Plan, as amended May 12, 2011, filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, in File No. 1-3480*

+10(e)
MDU Resources Group, Inc. Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 17, 2012, filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, in File No. 1-3480*

+10(f)	Long-Term Performance-Based Incentive Plan, as amended November 17, 2011, filed as Exhibit 10(h) to Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, in File No. 1-3480*

+10(g)
MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended March 1, 2012, and Rules and Regulations, as amended March 1, 2012, filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2012, filed on May 4, 2012, in File No. 1-3480*

+10(h)
Supplemental Executive Retirement Plan for John G. Harp, dated December 4, 2006, filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(i)	Employment Letter for John G. Harp, dated July 20, 2005, filed as Exhibit 10(ah) to Form 10-K for the year ended December 31, 2006, filed on February 21, 2007, in File No. 1-3480*

+10(j)
Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended November 14, 2012, filed as Exhibit 10.1 to Form 8-K dated November 14, 2012, filed on November 20, 2012, in File No. 1-3480*

+10(k)
Form of Annual Incentive Award Agreement under the Long-Term Performance-Based Incentive Plan as amended March 1, 2012, filed as Exhibit 10.2 to Form 8-K dated March 1, 2012, filed on March 6, 2012, in File No. 1-3480*

+10(l)
Agreement for Termination of Change of Control Employment Agreement, dated June 15, 2010, by and between MDU Resources Group, Inc. and Terry D. Hildestad, filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, in File No. 1-3480*

+10(m)
Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, filed as Exhibit 10.1 to Form 8-K dated August 12, 2010, filed on August 17, 2010, in File No. 1-3480*

+10(n)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of January 4, 2013**

+10(o)	Employment Letter for J. Kent Wells, dated March 9, 2011, filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, in File No. 1-3480*

+10(p)
MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as adopted November 17, 2011, filed as Exhibit 10(x) to Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, in File No. 1-3480*

+10(q)
Form of Agreement for Termination of Change of Control Employment Agreement, effective November 1, 2012, by and between MDU Resources Group, Inc. and William E. Schneider, John G. Harp, Steven L. Bietz, David L. Goodin, William R. Connors, Mark A. Del Vecchio, Nicole A. Kivisto, Cynthia J. Norland, Paul K. Sandness, Doran N. Schwartz and John P. Stumpf, filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, in File No. 1-3480*

+10(r)
MDU Resources Group, Inc. 401(k) Retirement Plan, as restated March 1, 2011, filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2011, filed on November 4, 2011, in File No. 1-3480*

+10(s)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 29, 2011, filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2011, filed on May 5, 2011, in File No. 1-3480*

+10(t)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated June 30, 2011, filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, in File No. 1-3480*

+10(u)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 9, 2011, filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2011, filed on November 4, 2011, in File No. 1-3480*

+10(v)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated December 29, 2011, filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, in File No. 1-3480*

+10(w)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated May 24, 2012, filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, in File No. 1-3480*

+10(x)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated August 29, 2012, filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, in File No. 1-3480*

+10(y)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated August 29, 2012, filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, in File No. 1-3480*

+10(z)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated December 19, 2012**

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends**

21	Subsidiaries of MDU Resources Group, Inc.**

23(a)	Consent of Independent Registered Public Accounting Firm**

23(b)	Consent of Ryder Scott Company, L.P.**

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

95	Mine Safety Disclosures**

99	Ryder Scott Company, L.P. report dated January 30, 2013**

101
The following materials from MDU Resources Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail, (vii) Schedule I - Condensed Financial Information of Registrant, tagged in summary and detail and (viii) Schedule II - Consolidated Valuation and Qualifying Accounts, tagged in summary and detail

* Incorporated herein by reference as indicated.
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

MDU Resources Group, Inc.

Date:	February 28, 2013	By:	/s/ David L. Goodin
David L. Goodin (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Goodin	Chief Executive Officer and Director	February 28, 2013
David L. Goodin (President and Chief Executive Officer)

/s/ Doran N. Schwartz	Chief Financial Officer	February 28, 2013
Doran N. Schwartz (Vice President and Chief Financial Officer)

/s/ Nicole A. Kivisto	Chief Accounting Officer	February 28, 2013
Nicole A. Kivisto (Vice President, Controller and Chief Accounting Officer)

/s/ Harry J. Pearce	Director	February 28, 2013
Harry J. Pearce
(Chairman of the Board)

/s/ Thomas Everist	Director	February 28, 2013
Thomas Everist

/s/ Karen B. Fagg	Director	February 28, 2013
Karen B. Fagg

/s/ A. Bart Holaday	Director	February 28, 2013
A. Bart Holaday

/s/ Dennis W. Johnson	Director	February 28, 2013
Dennis W. Johnson

/s/ Thomas C. Knudson	Director	February 28, 2013
Thomas C. Knudson

/s/ Richard H. Lewis	Director	February 28, 2013
Richard H. Lewis

/s/ Patricia L. Moss	Director	February 28, 2013
Patricia L. Moss

/s/ J. Kent Wells	Director	February 28, 2013
J. Kent Wells

/s/ John K. Wilson	Director	February 28, 2013
John K. Wilson