Form 10-Q
period 2013-03-31
MDU RESOURCES GROUP INC
filed 2013-05-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2013: 188,830,529 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2012 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2012
Alusa	Tecnica de Engenharia Electrica - Alusa
ASC	FASB Accounting Standards Codification
BART	Best available retrofit technology
Bbl	Barrel
Bicent	Bicent Power LLC
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
BOE	One barrel of oil equivalent - determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas
BOPD	Barrels of oil per day
Brazilian Transmission Lines
Company's equity method investment in the company owning ECTE, ENTE and ERTE (ownership interests in ENTE and ERTE were sold in the fourth quarter of 2010 and portions of the ownership interest in ECTE were sold in the third quarter of 2012 and the fourth quarters of 2011 and 2010)

Btu	British thermal unit
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CELESC	Centrais Elétricas de Santa Catarina S.A.
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
CEMIG	Companhia Energética de Minas Gerais
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Colorado State District Court	Colorado Thirteenth Judicial District Court, Yuma County
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refining	Dakota Prairie Refining, LLC
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECTE
Empresa Catarinense de Transmissão de Energia S.A. (5.01 percent ownership interest at March 31, 2013, 2.5, 2.5 and 14.99 percent ownership interests were sold in the third quarter of 2012 and the fourth quarters of 2011 and 2010, respectively)

ENTE	Empresa Norte de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EPA	U.S. Environmental Protection Agency
ERTE	Empresa Regional de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Hawaiian Cement	Hawaiian Cement, an indirect wholly owned subsidiary of Knife River
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour

LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
New York Supreme Court	Supreme Court of the State of New York, County of New York
NGL	Natural gas liquids
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
psi	pounds per square inch
ROD	Record of Decision
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SourceGas	SourceGas Distribution LLC
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC an indirect wholly owned subsidiary of WBI Holdings (previously Bitter Creek Pipelines, LLC, name changed effective July 1, 2012)
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings (previously Williston Basin Interstate Pipeline Company, name changed effective July 1, 2012)
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$424,124	$395,081
Exploration and production, construction materials and contracting, construction services and other	507,480	457,726
Total operating revenues	931,604	852,807
Operating expenses:
Fuel and purchased power	21,608	18,420
Purchased natural gas sold	199,187	185,428
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	66,101	68,401
Exploration and production, construction materials and contracting, construction services and other	394,019	376,146
Depreciation, depletion and amortization	93,561	85,380
Taxes, other than income	52,597	47,975
Total operating expenses	827,073	781,750
Operating income	104,531	71,057
Earnings (loss) from equity method investments	(311)	1,253
Other income	1,242	1,098
Interest expense	20,874	19,439
Income before income taxes	84,588	53,969
Income taxes	27,996	18,079
Income from continuing operations	56,592	35,890
Loss from discontinued operations, net of tax (Note 9)	(77)	(100)
Net income	56,515	35,790
Dividends declared on preferred stocks	171	171
Earnings on common stock	$56,344	$35,619

Earnings per common share - basic:
Earnings before discontinued operations	$.30	$.19
Discontinued operations, net of tax	—	—
Earnings per common share - basic	$.30	$.19

Earnings per common share - diluted:
Earnings before discontinued operations	$.30	$.19
Discontinued operations, net of tax	—	—
Earnings per common share - diluted	$.30	$.19

Dividends declared per common share	$.1725	$.1675

Weighted average common shares outstanding - basic	188,831	188,811

Weighted average common shares outstanding - diluted	189,222	189,182
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income	$56,515	$35,790
Other comprehensive loss:
Net unrealized loss on derivative instruments qualifying as hedges:
Net unrealized loss on derivative instruments arising during the period, net of tax of $(3,168) and $(2,225) in 2013 and 2012, respectively	(5,849)	(3,770)
Less: Reclassification adjustment for gain on derivative instruments included in net income, net of tax of $1,626 and $1,366 in 2013 and 2012, respectively	2,772	2,329
Net unrealized loss on derivative instruments qualifying as hedges	(8,621)	(6,099)
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(24) and $(2) in 2013 and 2012, respectively	(44)	(4)
Less: Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $(19) and $(16) in 2013 and 2012, respectively	(35)	(30)
Net unrealized gain (loss) on available-for-sale investments	(9)	26
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $319 in 2013	648	—
Foreign currency translation adjustment, net of tax of $37 and $138 in 2013 and 2012, respectively	88	144
Other comprehensive loss	(7,894)	(5,929)
Comprehensive income	$48,621	$29,861
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	March 31, 2012	December 31, 2012
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,149	$91,389	$49,042
Receivables, net	635,564	539,589	678,123
Inventories	334,872	313,341	317,415
Deferred income taxes	29,885	42,239	22,846
Commodity derivative instruments	5,936	26,698	18,304
Prepayments and other current assets	68,828	64,897	42,351
Total current assets	1,149,234	1,078,153	1,128,081
Investments	106,846	113,799	103,243
Property, plant and equipment	8,303,065	7,798,770	8,107,751
Less accumulated depreciation, depletion and amortization	3,678,535	3,419,574	3,608,912
Net property, plant and equipment	4,624,530	4,379,196	4,498,839
Deferred charges and other assets:
Goodwill	636,039	635,389	636,039
Other intangible assets, net	16,318	19,991	17,129
Other	295,215	312,103	299,160
Total deferred charges and other assets	947,572	967,483	952,328
Total assets	$6,828,182	$6,538,631	$6,682,491
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$37,500	$—	$28,200
Long-term debt due within one year	171,094	202,215	134,108
Accounts payable	375,942	321,369	388,015
Taxes payable	55,748	51,019	46,475
Dividends payable	32,744	31,800	171
Accrued compensation	31,382	28,463	48,448
Commodity derivative instruments	7,379	20,183	—
Other accrued liabilities	205,394	255,172	204,698
Total current liabilities	917,183	910,221	850,115
Long-term debt	1,618,569	1,213,974	1,610,867
Deferred credits and other liabilities:
Deferred income taxes	802,805	798,669	755,102
Other liabilities	814,643	842,169	818,159
Total deferred credits and other liabilities	1,617,448	1,640,838	1,573,261
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 189,369,450 at March 31, 2013 and 2012 and December 31, 2012	189,369	189,369	189,369
Other paid-in capital	1,038,970	1,035,800	1,039,080
Retained earnings	1,480,784	1,589,985	1,457,146
Accumulated other comprehensive loss	(56,615)	(52,930)	(48,721)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,648,882	2,758,598	2,633,248
Total stockholders' equity	2,663,882	2,773,598	2,648,248
Noncontrolling interest	11,100	—	—
Total equity	2,674,982	2,773,598	2,648,248
Total liabilities and equity	$6,828,182	$6,538,631	$6,682,491
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Operating activities:
Net income	$56,515	$35,790
Loss from discontinued operations, net of tax	(77)	(100)
Income from continuing operations	56,592	35,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	93,561	85,380
Earnings, net of distributions, from equity method investments	1,277	1,181
Deferred income taxes	44,663	32,596
Changes in current assets and liabilities, net of acquisitions:
Receivables	32,206	101,917
Inventories	(19,126)	(38,357)
Other current assets	(25,855)	(21,556)
Accounts payable	(35,091)	(29,851)
Other current liabilities	(7,338)	(33,751)
Other noncurrent changes	(4,318)	(8,349)
Net cash provided by continuing operations	136,571	125,100
Net cash provided by (used in) discontinued operations	303	(107)
Net cash provided by operating activities	136,874	124,993

Investing activities:
Capital expenditures	(188,475)	(174,429)
Acquisitions, net of cash acquired	—	(242)
Net proceeds from sale or disposition of property and other	18,176	18,256
Investments	(514)	(27)
Net cash used in continuing operations	(170,813)	(156,442)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(170,813)	(156,442)

Financing activities:
Issuance of short-term borrowings	9,300	—
Issuance of long-term debt	112,015	—
Repayment of long-term debt	(67,123)	(8,297)
Proceeds from issuance of common stock	—	88
Dividends paid	(171)	(31,794)
Excess tax benefit on stock-based compensation	—	26
Contribution from noncontrolling interest	5,000	—
Net cash provided by (used in) continuing operations	59,021	(39,977)
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	59,021	(39,977)
Effect of exchange rate changes on cash and cash equivalents	25	43
Increase (decrease) in cash and cash equivalents	25,107	(71,383)
Cash and cash equivalents -- beginning of year	49,042	162,772
Cash and cash equivalents -- end of period	$74,149	$91,389
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2013 and 2012
(Unaudited)

Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2012 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2012 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after March 31, 2013, up to the date of issuance of these consolidated interim financial statements.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $39.6 million, $34.6 million and $34.3 million as of March 31, 2013 and 2012, and December 31, 2012, respectively.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts as of March 31, 2013 and 2012, and December 31, 2012, was $10.8 million, $12.2 million and $10.8 million, respectively.

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

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Aggregates held for resale	$98,120	$85,958	$87,715
Asphalt oil	94,332	82,949	67,480
Materials and supplies	75,868	68,369	69,390
Merchandise for resale	24,342	28,459	31,172
Natural gas in storage (current)	12,811	15,475	29,030
Other	29,399	32,131	32,628
Total	$334,872	$313,341	$317,415

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $49.6 million, $50.3 million, and $49.7 million at March 31, 2013 and 2012, and December 31, 2012, respectively.

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

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Weighted average common shares outstanding - basic	188,831	188,811
Effect of dilutive stock options and performance share awards	391	371
Weighted average common shares outstanding - diluted	189,222	189,182
Shares excluded from the calculation of diluted earnings per share	—	—

Note 6 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Interest, net of amount capitalized	$21,857	$22,433
Income taxes paid (refunded), net	$(7,246)	$285

Noncash investing transactions were as follows:

	March 31,
	2013	2012
	(In thousands)
Property, plant and equipment additions in accounts payable	$92,236	$51,739

Note 7 - New accounting standards
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Entities may present this information either on the face of the statement where net income is presented or in the notes. This guidance was effective for the Company on January 1, 2013, and is to be applied prospectively. The guidance required additional disclosures, however it did not impact the Company's results of operations, financial position or cash flows.

Disclosures about Offsetting Assets and Liabilities In December 2011, the FASB issued guidance on the disclosure requirements related to balance sheet offsetting. The new disclosure requirements relate to the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued guidance clarifying the scope of the disclosures related to balance sheet offsetting. The amendments clarify that this guidance only applies to derivative instruments, repurchase agreements and securities lending transactions that are either offset or subject to an enforceable master netting arrangement. The guidance was effective for the Company on January 1, 2013, and must be applied retrospectively. The guidance required additional disclosures, however it did not impact the Company's results of operations, financial position or cash flows.

Note 8 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss as of March 31, 2013, were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Net Unrealized Gain (Loss) on Available-for-sale Investments	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$6,018	$119	$(54,347)	$(511)	$(48,721)
Other comprehensive income (loss) before reclassifications	(5,849)	(44)	—	88	(5,805)
Amounts reclassified from accumulated other comprehensive loss	(2,772)	35	648	—	(2,089)
Net current-period other comprehensive loss	(8,621)	(9)	648	88	(7,894)
Balance at March 31, 2013	$(2,603)	$110	$(53,699)	$(423)	$(56,615)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended	Location on Consolidated Statements of Income
	March 31,
	2013
	(In thousands)
Reclassification adjustment for gain (loss) on derivative instruments included in net income
Commodity derivative instruments	$4,513	Operating revenues
Interest rate derivative instruments	(115)	Interest expense
	4,398
	(1,626)	Income taxes
	2,772
Amortization of postretirement liability losses included in net periodic benefit cost	(967)	(a)
	319	Income taxes
	(648)
Reclassification adjustment for loss on available-for-sale investments included in net income	(54)	Other income
	19	Income taxes
	(35)
Total reclassifications	$2,089
 (a) Included in net periodic pension cost (see Note 16 for additional details).

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

Note 10 - Equity method investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at March 31, 2013, include ECTE.

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

At March 31, 2013 and 2012, and December 31, 2012, the equity method investments had total assets of $142.9 million, $105.3 million and $129.0 million, respectively, and long-term debt of $63.9 million, $35.9 million and $65.5 million, respectively. The Company's investment in its equity method investments was approximately $5.7 million, $8.2 million and $6.9 million, including undistributed earnings of $2.2 million, $2.2 million and $3.4 million, at March 31, 2013 and 2012, and December 31, 2012, respectively.

Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Three Months Ended March 31, 2013	Balance as of January 1, 2013*	Goodwill Acquired During the Year	Balance as of March 31, 2013*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	—	104,276
Total	$636,039	$—	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Three Months Ended March 31, 2012	Balance as of January 1, 2012*	Goodwill Acquired During the Year**	Balance as of March 31, 2012*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	103,168	458	103,626
Total	$634,931	$458	$635,389
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes contingent consideration that was not material related to an acquisition in a prior period.

Year Ended December 31, 2012	Balance as of January 1, 2012*	Goodwill Acquired During the Year**	Balance as of December 31, 2012*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	103,168	1,108	104,276
Total	$634,931	$1,108	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes contingent consideration that was not material related to an acquisition in a prior period.

Other amortizable intangible assets were as follows:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Customer relationships	$21,310	$21,010	$21,310
Accumulated amortization	(12,211)	(10,197)	(11,701)
	9,099	10,813	9,609
Noncompete agreements	7,236	7,086	7,236
Accumulated amortization	(5,439)	(4,921)	(5,326)
	1,797	2,165	1,910
Other	10,979	11,442	10,979
Accumulated amortization	(5,557)	(4,429)	(5,369)
	5,422	7,013	5,610
Total	$16,318	$19,991	$17,129

Amortization expense for amortizable intangible assets for the three months ended March 31, 2013 and 2012, was $800,000 and $900,000, respectively. Estimated amortization expense for amortizable intangible assets is $3.7 million in 2013, $3.5 million in 2014, $2.6 million in 2015, $2.2 million in 2016, $1.9 million in 2017 and $3.2 million thereafter.

Note 12 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of March 31, 2013, the Company had no outstanding foreign currency hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2012 Annual Report.

Cascade
Cascade has historically utilized natural gas swap agreements to manage a portion of its regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. As of March 31, 2013 and December 31, 2012, Cascade has no outstanding swap agreements. As of March 31, 2012, Cascade held a natural gas swap agreement with total forward notional volumes of 214,000 MMBtu. The fair value of derivative instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability. Periodic changes in the fair market value of the derivative instruments are recorded on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade either pays or receives settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three months ended March 31, 2012, the change in the fair market value of the derivative instruments of $52,000 was recorded as an increase to regulatory assets.

Fidelity
At March 31, 2013 and 2012, and December 31, 2012, Fidelity held oil swap and collar agreements with total forward notional volumes of 2.8 million, 4.0 million and 2.6 million Bbl, respectively, and natural gas swap agreements with total forward notional volumes of 25.9 million, 10.9 million  and 11.0 million MMBtu, respectively. In addition, at March 31, 2012, Fidelity held natural gas basis swap agreements with total forward notional volumes of 2.6 million MMBtu. Some of these agreements were designated as cash flow hedging instruments. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on its forecasted sales of oil and natural gas production.

Centennial
At March 31, 2013 and 2012, and December 31, 2012, Centennial held interest rate swap agreements with total notional amounts of $40.0 million, $60.0 million and $50.0 million, respectively, which were designated as cash flow hedging instruments. Centennial entered into these interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. Centennial's interest rate swap agreements have mandatory termination dates ranging from May through June 2013.

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

Gains and losses on the oil and natural gas derivative instruments are reclassified from accumulated other comprehensive income (loss) into operating revenues on the Consolidated Statements of Income at the date the oil and natural gas quantities are settled. The proceeds received for oil and natural gas production are generally based on market prices. Gains and losses on the interest rate derivatives are reclassified from accumulated other comprehensive income (loss) into interest expense on the Consolidated Statements of Income in the same period the hedged item affects earnings. The gains and losses on derivative instruments were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Commodity derivatives designated as cash flow hedges:
Amount of loss recognized in accumulated other comprehensive loss (effective portion), net of tax	$(6,154)	$(4,659)
Amount of gain reclassified from accumulated other comprehensive loss into operating revenues (effective portion), net of tax	2,843	2,343
Amount of loss recognized in operating revenues (ineffective portion), before tax	(1,422)	(4,251)

Interest rate derivatives designated as cash flow hedges:
Amount of gain recognized in accumulated other comprehensive loss (effective portion), net of tax	305	889
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	(71)	(14)
Amount of loss recognized in interest expense (ineffective portion), before tax	(159)	—

Commodity derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in operating revenues, before tax	(4,410)	55

As of March 31, 2013, the maximum term of the derivative instruments, in which the exposure to the variability in future cash flows for forecasted transactions is being hedged, is 33 months.

Based on March 31, 2013, fair values, over the next 12 months net gains of approximately $1.5 million (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, as the hedged transactions affect earnings.

Certain of Fidelity's and Centennial's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates or Centennial fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of derivative instruments in liability positions. The aggregate fair value of Fidelity's and Centennial's derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2013, was $12.4 million. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on March 31, 2013, was $12.4 million.

The location and fair value of the gross amount of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at March 31, 2013	Fair Value at March 31, 2012	Fair Value at December 31, 2012
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$1,623	$25,560	$18,084
	Other assets - noncurrent	—	537	—
		1,623	26,097	18,084
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	4,313	1,138	220
	Other assets - noncurrent	243	45	—
		4,556	1,183	220
Total asset derivatives		$6,179	$27,280	$18,304

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at March 31, 2013	Fair Value at March 31, 2012	Fair Value at December 31, 2012
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$5,994	$18,964	$—
	Other liabilities - noncurrent	534	6,098	—
Interest rate derivatives	Other accrued liabilities	4,458	1,168	6,255
	Other liabilities - noncurrent	—	2,153	—
		10,986	28,383	6,255
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	1,385	1,219	—
	Other liabilities - noncurrent	74	49	—
		1,459	1,268	—
Total liability derivatives		$12,445	$29,651	$6,255

All of the Company's commodity and interest rate derivative instruments at March 31, 2013 and 2012, and December 31, 2012, were subject to legally enforceable master netting agreements. However, the Company's policy is to not offset fair value amounts for derivative instruments and, as a result, the Company's derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. The gross derivative assets and liabilities (excluding settlement receivables and payables that may be subject to the same master netting agreements) presented on the Consolidated Balance Sheets and the amount eligible for offset under the master netting agreements is presented in the following table:

March 31, 2013	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$6,179	$(3,578)	$2,601
Total assets	$6,179	$(3,578)	$2,601
Liabilities:
Commodity derivatives	$7,987	$(3,578)	$4,409
Interest rate derivatives	4,458	—	4,458
Total liabilities	$12,445	$(3,578)	$8,867

March 31, 2012	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$27,280	$(15,805)	$11,475
Total assets	$27,280	$(15,805)	$11,475
Liabilities:
Commodity derivatives	$26,330	$(15,805)	$10,525
Interest rate derivatives	3,321	—	3,321
Total liabilities	$29,651	$(15,805)	$13,846

December 31, 2012	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$18,304	$—	$18,304
Total assets	$18,304	$—	$18,304
Liabilities:
Interest rate derivatives	$6,255	$—	$6,255
Total liabilities	$6,255	$—	$6,255

Effective April 1, 2013, the Company has elected to de-designate all of its commodity derivative contracts that existed at March 31, 2013, that had been previously designated as cash flow hedges, and has elected to discontinue hedge accounting for its commodity derivatives prospectively. As a result, Fidelity will recognize all future gains and losses from prospective changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income (loss).

Note 13 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $53.3 million, $48.7 million and $48.9 million, as of March 31, 2013 and 2012, and December 31, 2012, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $4.4 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

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

March 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance contract	$37,270	$16,064	$—	$53,334
Mortgage-backed securities	8,749	133	(3)	8,879
U.S. Treasury securities	1,301	39	—	1,340
Total	$47,320	$16,236	$(3)	$63,553

March 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance contract	$37,250	$11,454	$—	$48,704
Auction rate securities	11,400	—	—	11,400
Mortgage-backed securities	7,952	119	(1)	8,070
U.S. Treasury securities	1,968	49	(1)	2,016
Total	$58,570	$11,622	$(2)	$70,190

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance contract	$37,250	$11,648	$—	$48,898
Mortgage-backed securities	8,054	144	(3)	8,195
U.S. Treasury securities	1,763	43	—	1,806
Total	$47,067	$11,835	$(3)	$58,899

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

The estimated fair value of the Company's Level 2 insurance contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.

The estimated fair value of the Company's Level 2 commodity derivative instruments is based upon futures prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company's and the counterparties' nonperformance risk is also evaluated.

The estimated fair value of the Company's Level 2 interest rate derivative instruments is measured using quoted market prices or pricing models using prevailing market interest rates as of the measurement date. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company's and the counterparties' nonperformance risk is also evaluated.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three months ended March 31, 2013 and 2012, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
	(In thousands)
Assets:
Money market funds	$—	$31,281	$—	$31,281
Available-for-sale securities:
Insurance contract*	—	53,334	—	53,334
Mortgage-backed securities	—	8,879	—	8,879
U.S. Treasury securities	—	1,340	—	1,340
Commodity derivative instruments	—	6,179	—	6,179
Total assets measured at fair value	$—	$101,013	$—	$101,013
Liabilities:
Commodity derivative instruments	$—	$7,987	$—	$7,987
Interest rate derivative instruments	—	4,458	—	4,458
Total liabilities measured at fair value	$—	$12,445	$—	$12,445
*  The insurance contract invests approximately 29 percent in common stock of mid-cap companies, 28 percent in common stock of small-cap companies, 28 percent in common stock of large-cap companies and 15 percent in fixed-income and other investments.

	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
	(In thousands)
Assets:
Money market funds	$—	$9,942	$—	$9,942
Available-for-sale securities:
Insurance contract*	—	48,704	—	48,704
Auction rate securities	—	11,400	—	11,400
Mortgage-backed securities	—	8,070	—	8,070
U.S. Treasury securities	—	2,016	—	2,016
Commodity derivative instruments	—	27,280	—	27,280
Total assets measured at fair value	$—	$107,412	$—	$107,412
Liabilities:
Commodity derivative instruments	$—	$26,330	$—	$26,330
Interest rate derivative instruments	—	3,321	—	3,321
Total liabilities measured at fair value	$—	$29,651	$—	$29,651
*  The insurance contract invests approximately 29 percent in common stock of mid-cap companies, 29 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies and 13 percent in fixed-income and other investments.

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(In thousands)
Assets:
Money market funds	$—	$24,240	$—	$24,240
Available-for-sale securities:
Insurance contract*	—	48,898	—	48,898
Mortgage-backed securities	—	8,195	—	8,195
U.S. Treasury securities	—	1,806	—	1,806
Commodity derivative instruments	—	18,304	—	18,304
Total assets measured at fair value	$—	$101,443	$—	$101,443
Liabilities:
Interest rate derivative instruments	$—	$6,255	$—	$6,255
Total liabilities measured at fair value	$—	$6,255	$—	$6,255
* The insurance contract invests approximately 28 percent in common stock of mid-cap companies, 28 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies and 15 percent in fixed-income and other investments.

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at March 31, 2013	$1,789,663	$1,925,859
Long-term debt at March 31, 2012	$1,416,189	$1,578,395
Long-term debt at December 31, 2012	$1,744,975	$1,888,135

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
It is likely that substantially all of the unrecognized tax benefits of $14.9 million, as well as interest, at March 31, 2013, will be settled in the next 12 months due to the anticipated settlement of federal and state audits.

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

The pipeline and energy services segment provides natural gas transportation, underground storage, processing and gathering services, as well as oil gathering, through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment is constructing a diesel topping plant to refine crude oil and also provides cathodic protection and other energy-related services.

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

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2012 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended March 31, 2013	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$64,654	$—	$9,825
Natural gas distribution	331,754	—	32,518
Pipeline and energy services	27,716	18,718	2,330
	424,124	18,718	44,673
Exploration and production	115,363	9,812	20,284
Construction materials and contracting	161,977	4,294	(20,582)
Construction services	229,806	1,574	11,664
Other	334	1,818	305
	507,480	17,498	11,671
Intersegment eliminations	—	(36,216)	—
Total	$931,604	$—	$56,344

Three Months Ended March 31, 2012	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$57,963	$—	$7,559
Natural gas distribution	307,891	—	25,508
Pipeline and energy services	29,227	20,409	2,760
	395,081	20,409	35,827
Exploration and production	88,494	11,328	12,930
Construction materials and contracting	149,268	151	(24,932)
Construction services	218,151	25	11,403
Other	1,813	327	391
	457,726	11,831	(208)
Intersegment eliminations	—	(32,240)	—
Total	$852,807	$—	$35,619

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

Note 16 - Employee benefit plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
Three Months Ended March 31,	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$40	$345	$504	$412
Interest cost	4,018	4,554	940	1,143
Expected return on assets	(5,083)	(5,886)	(1,107)	(1,244)
Amortization of prior service cost (credit)	18	(21)	(364)	(272)
Amortization of net actuarial loss	1,864	1,681	671	526
Amortization of net transition obligation	—	—	—	532
Net periodic benefit cost, including amount capitalized	857	673	644	1,097
Less amount capitalized	110	234	29	138
Net periodic benefit cost	$747	$439	$615	$959

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

In addition to the qualified plan defined pension benefits reflected in the table, the Company has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three months ended March 31, 2013 and 2012, was $1.9 million and $2.1 million, respectively.

In 2012, the Company modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage is replaced by a fixed-dollar subsidy for retirees and spouses to be used to purchase individual insurance through an exchange.

Note 17 - Regulatory matters and revenues subject to refund
On September 26, 2012, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total increase of $3.5 million annually or approximately 5.9 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, the landfill gas production facility, a region operations building, automated meter reading and a new customer billing system. Montana-Dakota requested an interim increase, subject to refund, of $1.7 million or approximately 2.9 percent. On April 12, 2013, the MTPSC issued an interim order authorizing an interim increase of $850,000 annually to be effective with service rendered on or after April 15, 2013, subject to refund. A hearing scheduled for May 1, 2013, was postponed with no date currently set.

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

On February 11, 2013, Montana-Dakota filed an application with the NDPSC for approval of an environmental cost recovery rider for recovery of Montana-Dakota's share of the costs resulting from the environmental retrofit required to be installed at the Big Stone Station. The costs proposed to be recovered are associated with the ongoing construction costs for the installation of the BART air-quality control system. On February 27, 2013, the NDPSC suspended the filing pending further review.

Note 18 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. The Company had accrued liabilities of $33.3 million, $70.7 million and $22.5 million for contingencies, including litigation and environmental matters, as of March 31, 2013 and 2012, and December 31, 2012, respectively, which includes amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

Litigation
Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent. In February 2009, Centennial received a Notice and Demand from LPP under the guarantee agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM's alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association seeking compensatory damages of $149.7 million. An arbitration award was issued January 13, 2012, awarding LPP $22.0 million. Centennial subsequently received a demand from LPP for payment of the arbitration award plus interest and attorneys' fees. An accrual related to the guarantee as a result of the arbitration award was recorded in discontinued operations on the Consolidated Statement of Income in the fourth quarter of 2011. CEM filed a petition with the New York Supreme Court to vacate the arbitration award in favor of LPP. On October 19, 2012, Centennial moved to intervene in the New York Supreme Court action to vacate the arbitration award and also filed a complaint with the New York Supreme Court seeking a declaration that LPP is not entitled to indemnification from Centennial under the guaranty for the arbitration award. The New York Supreme Court granted CEM's petition to vacate the arbitration award on November 20, 2012, and entered a written order to that effect on April 11, 2013. Due to the vacation of the arbitration award, the Company no longer believes the loss related to this matter to be probable and thus the liability that was previously recorded in 2011 was reversed in the fourth quarter of 2012. Centennial anticipates LPP will appeal the order. We believe that it is reasonably possible that a loss related to this matter could result if LPP is successful in its appeal, the arbitration award is affirmed and LPP continues to assert its demand against Centennial under the guarantee for payment of the arbitration award, attorneys' fees and interest. For more information regarding discontinued operations, see Note 9.

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

Natural Gas Gathering Operations In January 2010, SourceGas filed an application with the Colorado State District Court to compel WBI Energy Midstream to arbitrate a dispute regarding operating pressures under a natural gas gathering contract on one of WBI Energy Midstream's pipeline gathering systems in Montana. WBI Energy Midstream resisted the application and sought a declaratory order interpreting the gathering contract. In May 2010, the Colorado State District Court granted the application and ordered WBI Energy Midstream into arbitration. An arbitration hearing was held in August 2010. In October 2010, the arbitration panel issued an award in favor of SourceGas for approximately $26.6 million. As a result, WBI Energy Midstream, which is included in the pipeline and energy services segment, recorded a $26.6 million charge ($16.5 million after tax) in the third quarter of 2010. On April 20, 2011, the Colorado State District Court confirmed the arbitration award as a court judgment. WBI Energy Midstream filed an appeal from the Colorado State District Court's order and judgment to the Colorado Court of Appeals. The Colorado Court of Appeals issued a decision on May 24, 2012, reversing the Colorado State District Court order compelling arbitration, vacating the final award and remanding the case to the Colorado State District Court to determine SourceGas's claims and WBI Energy Midstream's counterclaims. As a result of the Colorado Court of Appeals decision, in the second quarter of 2012, WBI Energy Midstream changed its estimated loss related to this matter. This resulted in a reduction of expense of $24.1 million ($15.0 million after tax). On August 2, 2012, SourceGas filed a petition for writ of certiorari with the Colorado Supreme Court for review of the Colorado Court of Appeals decision. WBI Energy Midstream anticipates that if the Colorado Supreme Court were to grant a writ of certiorari and remand the matter to the Colorado State District Court, SourceGas will assert claims similar to those asserted in the arbitration proceeding.

In a related matter, Omimex filed a complaint against WBI Energy Midstream in Montana Seventeenth Judicial District Court in July 2010 alleging WBI Energy Midstream breached a separate gathering contract with Omimex as a result of the increased operating pressures demanded by SourceGas on the same natural gas gathering system. In December 2011, Omimex filed an amended complaint alleging WBI Energy Midstream breached obligations to operate its gathering system as a common carrier under United States and Montana law. WBI Energy Midstream removed the action to the United States District Court for the District of Montana. Expert reports submitted by Omimex contended its damages as a result of the increased operating pressures were $16.1 million to $22.6 million, however, the experts have since revised their calculation of Omimex's damages to $1.0 million. The Company believes the claims asserted by Omimex are without merit and an award is not deemed probable. The Company intends to vigorously defend against the claims. A trial on the matter is scheduled for July 2013.

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

The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ is preparing a staff report which will recommend a cleanup alternative for the site. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent. Cascade has accrued $1.3 million for remediation of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012.

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $6.7 million for the remedial investigation and feasibility study and $6.4 million for remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

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

Halawa Quarry The State of Hawaii Department of Health issued a Notice of Violation to Hawaiian Cement dated August 31, 2012, alleging violations of Hawaii's Water Pollution statute at Hawaiian Cement's Halawa Quarry by failure to comply with the quarry's National Pollutant Discharge Elimination System permit by failing to design, construct and maintain a facility to contain or treat the volume of all process wastewater and storm water that would result from a 10-year, 24-hour rainfall event. The Notice of Violation also alleged Hawaiian Cement violated the quarry's permit by discharging pollution, including levels of pH and total suspended solids in excess of the permit limits, on three occasions in January, June and December 2011. The Notice of Violation sought development and implementation of corrective action plans and unspecified administrative penalties. Hawaiian Cement resolved the Notice of Violation through a negotiated settlement which included payment of a monetary penalty of $100,000 as well as development and implementation of corrective action plans, the final cost of which are not expected to be material.

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

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the oil and natural gas swap and collar agreements as the amount of the obligation is dependent upon oil and natural gas commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap and collar agreements at March 31, 2013, expire in the years ranging from 2013 to 2015; however, Fidelity continues to enter into additional hedging activities and, as a result,

WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was $4.5 million and was reflected on the Consolidated Balance Sheet at March 31, 2013. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At March 31, 2013, the fixed maximum amounts guaranteed under these agreements aggregated $74.6 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $17.4 million in 2013; $38.4 million in 2014; $300,000 in 2015; $100,000 in 2016; $600,000 in 2018; $300,000 in 2019; $13.5 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $200,000 and was reflected on the Consolidated Balance Sheet at March 31, 2013. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2013, the fixed maximum amounts guaranteed under these letters of credit, aggregated $32.3 million. In 2013 and 2014, $3.3 million and $29.0 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at March 31, 2013.

WBI Holdings has an outstanding guarantee to WBI Energy Transmission. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At March 31, 2013, the fixed maximum amount guaranteed under this agreement was $5.0 million and is scheduled to expire in 2014. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $900,000. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at March 31, 2013, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at March 31, 2013.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries, as well as an arbitration award. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of March 31, 2013, approximately $639 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Variable interest entities
The Company evaluates its arrangements and contracts with other entities to determine if they are VIEs and if so, if the Company is the primary beneficiary. GAAP provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interest, and results of activities of a VIE in its consolidated financial statements.

A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE's most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated.

The Company's evaluation of whether it qualifies as the primary beneficiary of a VIE is highly complex and involves significant judgments, estimates and assumptions and includes a qualitative analysis of the activities that most significantly impact the VIE's economic performance and whether the Company has the power to direct those activities, the design of the entity, the rights of the parties, and the purpose of the arrangement.

Dakota Prairie Refining, LLC On February 7, 2013, WBI Energy and Calumet formed a limited liability company, Dakota Prairie Refining, and entered into an operating agreement to develop, build and operate a diesel topping plant in southwestern North Dakota. WBI Energy and Calumet each have a fifty percent ownership interest in Dakota Prairie Refining. WBI Energy's and Calumet's capital commitments under the agreement are $150 million and $75 million, respectively. Dakota Prairie Refining entered into a term loan for project debt financing of $75 million on April 22, 2013. The agreement provides for allocation of profits and losses consistent with ownership interests; however, deductions attributable to project financing debt will be allocated to Calumet. Calumet's future cash distributions from Dakota Prairie Refining will be decreased by the principal and interest to be paid on the project debt, while the cash distributions to WBI Energy will not be decreased. Pursuant to the agreement, Centennial agreed to guarantee Dakota Prairie Refining's obligation under the term loan. For more information on the guarantee, see Note 19.

Dakota Prairie Refining has been determined to be a VIE, and the Company has determined that it is the primary beneficiary as it has an obligation to absorb losses that could be potentially significant to the VIE through WBI Energy's equity investment and Centennial's guarantee of the third-party term loan. Accordingly, the Company consolidates Dakota Prairie Refining in its financial statements and records a noncontrolling interest for Calumet's ownership interest.

Construction on the diesel topping plant began in early 2013 and the plant is not yet operational. The assets of Dakota Prairie Refining shall be used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining reflected on the Company's Consolidated Balance Sheets were as follows:

March 31, 2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,793
Total current assets	10,793
Net property, plant and equipment	27,356
Total assets	$38,149
LIABILITIES
Current liabilities:
Accounts payable	$10,948
Total liabilities	$10,948

Fuel Contract On October 10, 2012, the Coyote Station entered into a new coal supply agreement with Coyote Creek that will replace a coal supply agreement that expires in May 2016. The new agreement provides for the purchase of coal necessary to supply the coal requirements of the Coyote Station, of which the Company is a 25.0 percent owner, for the period May 2016 through December 2040.

The new coal supply agreement creates a variable interest in Coyote Creek due to the transfer of all operating and economic risk to the Coyote Station owners as the agreement is structured so the price of the coal will cover all costs of operations as well as future reclamation costs. The Coyote Station owners are also providing a guarantee of the value of the assets of Coyote Creek as they would be required to buy the assets at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of Coyote Creek in that they are required to buy the entity at the end of the contract term at equity value. Although the Company has determined that Coyote Creek is a VIE, the Company has concluded that it is not the primary beneficiary of Coyote Creek because the authority to direct the activities of the entity is shared by the four unrelated owners of the Coyote Station with no primary beneficiary existing. As a result, Coyote Creek is not required to be consolidated in the Company's financial statements.

At March 31, 2013, Coyote Creek was not yet operational. The assets and liabilities of Coyote Creek and exposure to loss as a result of the Company's involvement with the VIE at March 31, 2013, is not material.

Note 19 - Subsequent event
In connection with the Company's variable interest in Dakota Prairie Refining, as discussed in Note 18, Centennial has agreed to guarantee repayment of the Dakota Prairie Refining term loan, which was entered into on April 22, 2013. The term loan maturity dates range from April 2018 to April 2023.

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

Pipeline and Energy Services
Strategy Utilize the segment's existing expertise in energy infrastructure and related services to increase market share and profitability through optimization of existing operations, internal growth, and acquisitions of energy-related assets and companies. Incremental and new growth opportunities include: access to new energy sources for storage, gathering and transportation services; expansion of existing gathering, transmission and storage facilities; incremental expansion of pipeline capacity; expansion of midstream business to include liquid pipelines and processing/refining activities; and expansion of related energy services.

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

Construction Materials and Contracting
Strategy Focus on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthen long-term, strategic aggregate reserve position through purchase and/or lease opportunities; enhance profitability through cost containment, margin discipline and vertical integration of the segment's operations; develop and recruit talented employees; and continue growth through organic and acquisition opportunities. Vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the Company's expertise.

Challenges Recruitment and retention of key personnel and volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt, cement and steel, continue to be a concern. This business unit expects to continue cost containment efforts, positioning its operations for the resurgence in the private market, while continuing the emphasis on industrial, energy and public works projects.

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

For more information on the risks and challenges the Company faces as it pursues its growth strategies and other factors that should be considered for a better understanding of the Company's financial condition, see Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2012 Annual Report. For more information on each segment's key growth strategies, projections and certain assumptions, see Prospective Information. For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements.

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended
	March 31,
	2013	2012
(Dollars in millions, where applicable)
Electric	$9.8	$7.5
Natural gas distribution	32.5	25.5
Pipeline and energy services	2.3	2.8
Exploration and production	20.3	12.9
Construction materials and contracting	(20.6)	(24.9)
Construction services	11.7	11.4
Other	.4	.5
Earnings before discontinued operations	56.4	35.7
Loss from discontinued operations, net of tax	(.1)	(.1)
Earnings on common stock	$56.3	$35.6
Earnings per common share - basic:
Earnings before discontinued operations	$.30	$.19
Discontinued operations, net of tax	—	—
Earnings per common share - basic	$.30	$.19
Earnings per common share - diluted:
Earnings before discontinued operations	$.30	$.19
Discontinued operations, net of tax	—	—
Earnings per common share - diluted	$.30	$.19

Three Months Ended March 31, 2013 and 2012 Consolidated earnings for the quarter ended March 31, 2013, increased $20.7 million (58 percent) from the comparable prior period largely due to:

•	Increased oil production, partially offset by decreased natural gas production and higher depreciation, depletion and amortization expense at the exploration and production business

•	Increased retail sales volumes and a gain on the sale of a nonregulated appliance service and repair business at the natural gas distribution business

•	Higher aggregate, asphalt and construction margins at the construction materials and contracting business

•	Increased retail sales volumes at the electric business

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric

	Three Months Ended
	March 31,
	2013	2012
(Dollars in millions, where applicable)
Operating revenues	$64.6	$58.0
Operating expenses:
Fuel and purchased power	21.6	18.4
Operation and maintenance	16.4	16.2
Depreciation, depletion and amortization	8.6	8.1
Taxes, other than income	2.9	2.7
	49.5	45.4
Operating income	15.1	12.6
Earnings	$9.8	$7.5
Retail sales (million kWh)	842.6	769.7
Sales for resale (million kWh)	7.4	1.9
Average cost of fuel and purchased power per kWh	$.024	$.022

Three Months Ended March 31, 2013 and 2012 Electric earnings increased $2.3 million (30 percent) due to:

•	Increased retail sales volumes of 9 percent, primarily to residential and small commercial and industrial customers due to colder weather than last year, as well as increased customer growth

•	Higher other income of $300,000 (after tax), largely allowance for funds used during construction

Partially offsetting these increases was higher depreciation, depletion and amortization expense of $300,000 (after tax), including the effects of higher property, plant and equipment balances.

Natural Gas Distribution

	Three Months Ended
	March 31,
	2013	2012
(Dollars in millions, where applicable)
Operating revenues	$331.7	$307.9
Operating expenses:
Purchased natural gas sold	213.4	199.3
Operation and maintenance	34.1	35.3
Depreciation, depletion and amortization	12.2	11.2
Taxes, other than income	16.3	16.1
	276.0	261.9
Operating income	55.7	46.0
Earnings	$32.5	$25.5
Volumes (MMdk):
Sales	44.9	38.7
Transportation	38.2	37.9
Total throughput	83.1	76.6
Degree days (% of normal)*
Montana-Dakota/Great Plains	98%	77%
Cascade	99%	101%
Intermountain	114%	93%
Average cost of natural gas, including transportation, per dk	$4.75	$5.15
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended March 31, 2013 and 2012 Earnings at the natural gas distribution business increased $7.0 million (27 percent) due to:

•	Increased retail sales volumes of 16 percent, largely resulting from colder weather than last year, partially offset by weather normalization in certain jurisdictions

•	A $2.9 million (after tax) gain on the sale of Montana-Dakota's nonregulated appliance service and repair business

•	Lower net interest expense of $500,000 (after tax), primarily due to lower average borrowings

Partially offsetting these increases was increased depreciation, depletion and amortization expense of $600,000 (after tax), including the effects of higher property, plant and equipment balances.

Pipeline and Energy Services

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Operating revenues	$46.4	$49.6
Operating expenses:
Purchased natural gas sold	12.8	16.0
Operation and maintenance	17.2	17.1
Depreciation, depletion and amortization	7.2	6.2
Taxes, other than income	3.4	3.5
	40.6	42.8
Operating income	5.8	6.8
Earnings	$2.3	$2.8
Transportation volumes (MMdk)	36.8	32.0
Natural gas gathering volumes (MMdk)	9.9	14.2
Customer natural gas storage balance (MMdk):
Beginning of period	43.7	36.0
Net withdrawal	(19.0)	(8.7)
End of period	24.7	27.3

Three Months Ended March 31, 2013 and 2012 Pipeline and energy services earnings decreased $500,000 (16 percent) due to lower earnings of $1.6 million (after tax) resulting from lower natural gas gathering volumes from existing operations, largely resulting from customers experiencing production curtailments, normal declines and deferral of natural gas development activity. This decrease was partially offset by higher oil and natural gas gathering and processing volumes from a May 2012 acquisition.

Results also reflect lower operating revenues and lower purchased natural gas sold, both related to lower natural gas sales volumes.

Exploration and Production

	Three Months Ended
	March 31,
	2013	2012
(Dollars in millions, where applicable)
Operating revenues:
Oil	$97.8	$63.7
NGL	7.5	9.7
Natural gas	19.9	26.4
	125.2	99.8
Operating expenses:
Operation and maintenance:
Lease operating costs	20.8	18.5
Gathering and transportation	4.3	4.3
Other	10.2	9.2
Depreciation, depletion and amortization	43.1	36.8
Taxes, other than income:
Production and property taxes	11.6	9.5
Other	.3	.4
	90.3	78.7
Operating income	34.9	21.1
Earnings	$20.3	$12.9
Production:
Oil (MBbls)	1,118	767
NGL (MBbls)	201	190
Natural gas (MMcf)	6,713	10,047
Total production (MBOE)	2,438	2,632
Average realized prices (including hedges):
Oil (per Bbl)	$87.42	$83.14
NGL (per Bbl)	$37.33	$50.85
Natural gas (per Mcf)	$2.97	$2.63
Average realized prices (excluding hedges):
Oil (per Bbl)	$89.44	$93.01
NGL (per Bbl)	$37.33	$50.85
Natural gas (per Mcf)	$2.86	$1.94
Average depreciation, depletion and amortization rate, per BOE	$16.90	$13.32
Production costs, including taxes, per BOE:
Lease operating costs	$8.54	$7.02
Gathering and transportation	1.76	1.63
Production and property taxes	4.74	3.62
	$15.04	$12.27

Three Months Ended March 31, 2013 and 2012 Exploration and production earnings increased $7.4 million (57 percent) due to:

•	Increased oil production of 46 percent, primarily related to drilling activity in the Bakken area, as well as the Paradox Basin

•	Higher average realized natural gas prices of 13 percent

•	Higher average realized oil prices of 5 percent

Partially offsetting these increases were:

•	Decreased natural gas production of 33 percent, largely related to production curtailments, normal declines and deferral of certain natural gas development activity

•	Higher depreciation, depletion and amortization expense of $4.0 million (after tax) due to higher depletion rates, partially offset by lower volumes

•	Lower average realized NGL prices of 27 percent

•
Increased lease operating expenses of $1.5 million (after tax), largely related to higher costs in the Bakken area resulting from increased production volumes, partially offset by lower costs at certain natural gas properties where curtailments of production have occurred

•	Higher production taxes of $1.3 million (after tax), primarily resulting from higher revenues

•	Higher net interest expense of $1.0 million (after tax), primarily due to lower capitalized interest and higher average borrowings, partially offset by lower effective interest rates

Construction Materials and Contracting

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Operating revenues	$166.3	$149.4
Operating expenses:
Operation and maintenance	166.6	157.0
Depreciation, depletion and amortization	19.0	19.8
Taxes, other than income	8.5	8.0
	194.1	184.8
Operating loss	(27.8)	(35.4)
Loss	$(20.6)	$(24.9)
Sales (000's):
Aggregates (tons)	2,958	2,493
Asphalt (tons)	149	100
Ready-mixed concrete (cubic yards)	480	468

Three Months Ended March 31, 2013 and 2012 Construction materials and contracting experienced a seasonal first quarter loss of $20.6 million compared to a loss of $24.9 million a year ago. The decreased seasonal loss was the result of:

•	Higher earnings of $2.8 million (after tax) resulting from higher aggregate and asphalt margins, primarily due to lower costs

•	Increased construction margins of $1.0 million (after tax)

•	Lower selling, general and administrative costs of $700,000 (after tax)

Partially offsetting these increases was higher interest expense of $500,000 (after tax) resulting from higher average interest rates, as well as higher average borrowings.

Construction Services

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating revenues	$231.4	$218.2
Operating expenses:
Operation and maintenance	198.4	187.9
Depreciation, depletion and amortization	3.0	2.8
Taxes, other than income	9.6	7.8
	211.0	198.5
Operating income	20.4	19.7
Earnings	$11.7	$11.4

Three Months Ended March 31, 2013 and 2012 Construction services earnings increased $300,000 (2 percent), primarily due to higher equipment sales and rental margins, partially offset by lower margins in the Central and Mountain regions.

Other and Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's other operations and the elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Other:
Operating revenues	$2.2	$2.1
Operation and maintenance	1.3	1.3
Depreciation, depletion and amortization	.5	.5
Intersegment transactions:
Operating revenues	$36.2	$32.2
Purchased natural gas sold	27.0	29.9
Operation and maintenance	9.2	2.3

For more information on intersegment eliminations, see Note 15.

PROSPECTIVE INFORMATION
The following information highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for certain of the Company's businesses. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II, Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2012 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.

MDU Resources Group, Inc.

•	Earnings per common share for 2013, diluted, are projected in the range of $1.30 to $1.40. The Company expects the approximate percentage of 2013 earnings per common share by quarter to be:

◦	Second quarter – 20 percent

◦	Third quarter – 30 percent

◦	Fourth quarter – 25 percent

•	The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 to 10 percent.

•	The Company continually seeks opportunities to expand through organic growth and strategic acquisitions.

•
The Company focuses on creating value through vertical integration between its business units. For example, the pipeline and energy services business' partially owned diesel topping plant under construction in the Bakken region, will have the construction materials and services business involved in constructing the facility, the exploration and production business supplying production to the plant, the pipeline transporting natural gas to the plant, and the utility supplying electricity.

Electric and natural gas distribution

•
The Company filed an application February 11, 2013, with the NDPSC for approval of an environmental cost recovery rider related to costs for the required environmental retrofit at the Big Stone Station, as discussed in Note 17.

•	The Company filed an application December 21, 2012, with the SDPUC for a natural gas rate increase, as discussed in Note 17.

•	The Company filed an application September 26, 2012, with the MTPSC for a natural gas rate increase, as discussed in Note 17.

•
The EPA approved the South Dakota Regional Haze Program, which requires the Big Stone Station to install and operate a BART air-quality control system to reduce emissions of particulate matter, sulfur dioxide and nitrogen oxides. The

Company's share of the cost for the installation is estimated at $100 million and is expected to be complete in 2015. The NDPSC has approved advance determination of prudence for recovery of costs related to this system in electric rates charged to customers.

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

•
Planned investments are approximately $75 million for 2013 to serve the growing electric and natural gas customer base associated with the Bakken oil development in western North Dakota and eastern Montana.

•	Rate base growth is projected to be approximately 6 percent compounded annually over the next five years.

•
The Company is analyzing potential projects for accommodating load growth in its industrial and agricultural sectors, with company- and customer-owned pipeline facilities designed to serve existing facilities served by fuel oil or propane, and to serve new customers. The Company is currently engaged in a 30-mile natural gas line project into the Hanford Nuclear Site in Washington.

•	The Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest and Idaho.

•	Opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted toward delivery of energy to major market areas are being pursued.

•
On March 13, 2013, the OPUC approved an extension of Cascade's decoupling mechanism, as reported in Items 1 and 2 - Business and Properties - General in the 2012 Annual Report, until December 31, 2015.

Pipeline and energy services

•
The Company has formed a limited liability company with Calumet, called Dakota Prairie Refining, to develop, build and operate a 20,000 barrel-per-day diesel topping plant in southwestern North Dakota. Construction began on the facility in late March 2013 and when complete will process Bakken crude and market the diesel within the Bakken region. Total project costs are estimated to be approximately $300 million, with a projected in-service date in late 2014.

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

•	Dry natural gas gathering volumes are expected to be lower in 2013 compared to 2012 because of curtailments and the deferral of development activity by producers.

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

Exploration and production

•
The Company expects to spend approximately $400 million in capital expenditures in 2013. With improving well cost efficiencies and having essentially completed the extensive 2012 exploration program, the capital program will focus on growth projects where the Company expects higher returns, namely the Bakken, Paradox Basin and Texas, as described below. Follow-up on development activity of the 2012 exploration program (beyond the activity in the Paradox) could take place in late 2013 or early 2014 depending upon the economic competitiveness of those plays once they are fully appraised. The 2013 planned capital expenditure total does not include potential acquisitions.

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

•	The Company has a total of five drilling rigs deployed on its acreage in the Bakken, Paradox and Texas areas.

•	Bakken areas

◦	The Company owns a total of approximately 127,000 net acres of leaseholds in Mountrail, Stark and Richland counties.

◦
Capital expenditures are expected to total approximately $200 million in 2013. The Company is currently operating three rigs in the play; with improving drilling efficiencies and other factors that number could vary across the year from two to three rigs.

•	Paradox Basin, Utah

◦	The Company has increased its holding to approximately 92,000 net acres and also has an option to lease another 20,000 acres.

◦	The Cane Creek 18-1 well was brought on line in April 2013 and is currently flowing at approximately 1,000 BOPD with a flowing tube pressure of approximately 2,000 psi.

◦
The Company is continuing to proceed systematically in this play, and anticipates spending $70 million of capital expenditures in 2013. As the play is fully understood, the opportunity to ramp up to full-scale development could increase the planned investment. At this point, the potential appears very significant.

◦	Approximately 50 to 75 future net locations have been identified. Estimated gross ultimate recovery rates per well range from 250,000 to 1 million Bbls.

•	Texas

◦	The Company is targeting areas that have the potential for higher liquids content with approximately $40 million of capital planned for this year.

•	Other opportunities

◦
The Company completed drilling a horizontal well during April 2013 in Sioux County, Nebraska. Completion operations will be conducted during the second quarter of 2013. Upon evaluation of this well, the Company may exercise an option to purchase a 65 percent working interest in approximately 79,000 gross acres.

◦	The remaining forecasted 2013 capital has been allocated to other operated and non-operated opportunities.

•
Earnings guidance reflects estimated average NYMEX index prices for May through December in the ranges of $85.00 to $95.00 per Bbl of crude oil, and $3.75 to $4.25 per Mcf of natural gas. Estimated prices for NGL are in the range of $30.00 to $45.00 per Bbl.

•
For the last nine months of 2013, the Company has hedged 9,000 BOPD utilizing swaps and costless collars with a weighted average price of $98.67 and $92.50/$107.03 (floor/ceiling) respectively, and 50,000 MMBtu of natural gas per day, with an additional 10,000 MMBtu per day for September through December, utilizing swaps at a weighted average price of $3.76.

•
For the first six months of 2014, the Company has hedged 2,000 BOPD utilizing swaps with a weighted average price of $95.075, and for 2014 the Company has hedged 20,000 MMBtu of natural gas per day utilizing swaps at a weighted average price of $4.13.

•	For 2015, the Company has hedged 10,000 MMBtu of natural gas per day utilizing a swap at $4.2825.

•	The hedges that are in place as of April 30, 2013, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (Bbl/MMBtu)	Price (Per Bbl/MMBtu)
Crude Oil	Collar	NYMEX	4/13 - 12/13	275,000	$95.00-$117.00
Crude Oil	Collar	NYMEX	4/13 - 12/13	275,000	$90.00-$97.05
Crude Oil	Swap	NYMEX	4/13 - 12/13	137,500	$95.00
Crude Oil	Swap	NYMEX	4/13 - 12/13	137,500	$95.30
Crude Oil	Swap	NYMEX	4/13 - 12/13	137,500	$100.00
Crude Oil	Swap	NYMEX	4/13 - 12/13	137,500	$100.02
Crude Oil	Swap	NYMEX	4/13 - 12/13	275,000	$102.00
Crude Oil	Swap	NYMEX	4/13 - 12/13	275,000	$104.00
Crude Oil	Swap	NYMEX	4/13 - 12/13	275,000	$98.00
Crude Oil	Swap	NYMEX	4/13 - 12/13	137,500	$94.15
Crude Oil	Swap	NYMEX	4/13 - 12/13	137,500	$94.00
Crude Oil	Swap	NYMEX	4/13 - 12/13	275,000	$97.45
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$95.15
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$95.00
Natural Gas	Swap	NYMEX	4/13 - 12/13	2,750,000	$3.76
Natural Gas	Swap	NYMEX	4/13 - 12/13	2,750,000	$3.90
Natural Gas	Swap	NYMEX	4/13 - 12/13	2,750,000	$4.00
Natural Gas	Swap	NYMEX	4/13 - 12/13	5,500,000	$3.50
Natural Gas	Swap	NYMEX	9/13 - 12/14	4,870,000	$4.13
Natural Gas	Swap	NYMEX	1/14 - 12/14	3,650,000	$4.13
Natural Gas	Swap	NYMEX	1/15 - 12/15	3,650,000	$4.2825

•	Effective April 1, 2013, the Company has elected to discontinue hedge accounting, as discussed in Note 12.

Construction materials and contracting

•
Approximate work backlog as of March 31, 2013, was $589 million, compared to $532 million a year ago. Private work represents 12 percent of construction backlog, up from 9 percent a year ago. Public work represents 88 percent of backlog. The backlog includes a variety of projects such as highway paving projects, airports, bridge work, reclamation and harbor expansions.

•	The Company's approximate backlog in North Dakota was $67 million, compared to approximately $40 million a year ago.

•	Projected revenues included in the Company's 2013 earnings guidance are in the range of $1.5 billion to $1.7 billion.

•	The Company anticipates margins in 2013 to be higher compared to 2012.

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

•
Of the four labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the 2012 Annual Report, three have been ratified. The one remaining contract is still in negotiations.

Construction services

•
Approximate work backlog as of March 31, 2013, was $465 million, compared to $333 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	Projected revenues included in the Company's 2013 earnings guidance are in the range of $900 million to $1 billion.

•	The Company anticipates margins in 2013 to be lower compared to 2012.

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

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The Company's critical accounting policies involving significant estimates include impairment testing of oil and natural gas properties, impairment testing of long-lived assets and intangibles, revenue recognition, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2012 Annual Report. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2012 Annual Report.

LIQUIDITY AND CAPITAL COMMITMENTS
At March 31, 2013, the Company had cash and cash equivalents of $74.1 million and available capacity of $401.5 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first three months of 2013 increased $11.9 million from the comparable period in 2012. Excluding working capital requirements, the Company experienced increased cash flows from operating activities primarily at the exploration and production business and electric and natural gas distribution businesses, as well as higher deferred income taxes of $12.1 million. The increase in cash flows provided by operating activities was partially offset by higher working capital requirements of $33.6 million.

Investing activities Cash flows used in investing activities in the first three months of 2013 increased $14.4 million from the comparable period in 2012. The increase was primarily due to higher ongoing capital expenditures of $14.0 million, including electric generation projects at the electric business, as well as higher capital expenditures at the natural gas distribution business.

Financing activities Cash flows provided by financing activities in the first three months of 2013 increased $99.0 million from the comparable period in 2012, primarily due to higher issuance of long-term debt of $112.0 million, largely due to the issuance of $100.0 million of Senior Notes in February 2013, as discussed later; as well as lower dividends paid of $31.6 million resulting from the Company accelerating the payment date for the quarterly common stock dividend from January 1, 2013 to December 31, 2012. Partially offsetting the increase in cash flows provided by financing activities was higher repayment of long-term debt of $58.8 million.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2012 Annual Report. For more information, see Note 16 and Part II, Item 7 in the 2012 Annual Report.

Capital expenditures
Net capital expenditures for the first three months of 2013 were $198.7 million and are estimated to be approximately $860 million (excluding noncontrolling interest capital expenditures) for 2013. Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Further development of existing properties, acquisition of additional leasehold acreage and exploratory drilling at the exploration and production segment

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	The diesel topping plant at the pipeline and energy services segment

•	Other growth opportunities

The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2013 capital expenditures referred to previously. The Company expects the 2013 estimated capital expenditures to be funded by various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2013. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 9, in the 2012 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at March 31, 2013:

Company	Facility		Facility Limit		Amount Outstanding		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/ Revolving credit agreement	(a)	$125.0		$72.0	(b)	10/4/17
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$17.0		12/27/13
Intermountain Gas Company	Revolving credit agreement		$65.0	(d)	$20.5		8/11/13
Centennial Energy Holdings, Inc.	Commercial paper/ Revolving credit agreement	(e)	$500.0		$229.0	(b)	6/8/17
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

Due to the $246.8 million after-tax noncash write-downs of oil and natural gas properties in 2012, earnings were insufficient by $17.2 million and $51.2 million to cover fixed charges for the 12 months ended March 31, 2013 and December 31, 2012, respectively. If the $246.8 million after-tax noncash write-downs were excluded, the coverage of fixed charges including preferred stock dividends would have been 4.6 times and 4.4 times for the 12 months ended March 31, 2013 and December 31, 2012, respectively.

The coverage of fixed charges including preferred stock dividends, that excludes the effect of the after-tax noncash write-downs of oil and natural gas properties is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure is useful because the write-downs excluded are not indicative of the Company's cash flows available to meet its fixed charges obligations. The presentation of this additional information is not meant to be considered a substitute for the financial measure prepared in accordance with GAAP.

Total equity as a percent of total capitalization was 59 percent, 66 percent and 60 percent at March 31, 2013 and 2012 and December 31, 2012, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

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

MDU Energy Capital, LLC MDU Energy Capital has contracted to issue $25.0 million of Senior Notes on May 15, 2013, under a note purchase agreement dated October 22, 2012.

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

On February 20, 2013, under a note purchase agreement dated December 20, 2012, Centennial issued $100.0 million of Senior Notes with due dates ranging from December 2019 to December 2027 at a weighted average interest rate of 4.7 percent.

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

Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations relating to long-term debt, estimated interest payments, operating leases, purchase commitments, derivatives, asset retirement obligations and minimum funding requirements for its defined benefit plans for 2013 from those reported in the 2012 Annual Report.

For more information on the Company's uncertain tax positions, see Note 14.

For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2012 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices, interest rates and foreign currency. The Company has policies and procedures to assist in controlling these market risks and utilizes derivatives to manage a portion of its risk.

For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2012 Annual Report, the Consolidated Statements of Comprehensive Income and Note 12.

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on forecasted sales of oil and natural gas production.

The following table summarizes derivative agreements entered into by Fidelity as of March 31, 2013. These agreements call for Fidelity to receive fixed prices and pay variable prices.

	(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Oil swap agreements maturing in 2013	$98.67	1,925	$3,633
Oil swap agreements maturing in 2014	$95.08	362	$482
Natural gas swap agreements maturing in 2013	$3.76	14,970	$(5,464)
Natural gas swap agreements maturing in 2014	$4.13	7,300	$(709)
Natural gas swap agreement maturing in 2015	$4.28	3,650	$(74)

	Weighted Average Floor/Ceiling Price (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Oil collar agreements maturing in 2013	$92.50/$107.03	550	$324

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2012 Annual Report.

Centennial entered into interest rate swap agreements to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. The agreements call for Centennial to receive payments from or make payments to counterparties based on the difference between fixed and variable rates as specified by the interest rate swap agreements.

The following table summarizes derivative instruments entered into by Centennial as of March 31, 2013. The agreements call for Centennial to receive variable rates and pay fixed rates.

(Notional amount and fair value in thousands)

	Weighted Average Fixed Interest Rate	Notional Amount	Fair Value
Interest rate swap agreements with mandatory termination dates in 2013	3.23%	$40,000	$(4,458)

Foreign currency risk
The Company's equity method investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For more information, see Part II, Item 8 - Note 4 in the 2012 Annual Report.

At March 31, 2013, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2012 Annual Report. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

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

MDU RESOURCES GROUP, INC.

DATE:	May 7, 2013	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

3	Company Bylaws, as amended and restated, on March 4, 2013

+10(a)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended March 4, 2013, and Rules and Regulations, as amended March 4, 2013

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.