Form 10-Q
period 2013-06-30
MDU RESOURCES GROUP INC
filed 2013-08-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2013: 188,830,529 shares.

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

Btu	British thermal unit
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CCU	Cane Creek Unit
CELESC	Centrais Elétricas de Santa Catarina S.A.
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
CEMIG	Companhia Energética de Minas Gerais
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Colorado State District Court	Colorado Thirteenth Judicial District Court, Yuma County
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000 barrel per day diesel topping plant being built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company jointly owned by WBI Energy and Calumet
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECTE
Empresa Catarinense de Transmissão de Energia S.A. (5.01 percent ownership interest at June 30, 2013, 2.5, 2.5 and 14.99 percent ownership interests were sold in the third quarter of 2012 and the fourth quarters of 2011 and 2010, respectively)

ENTE	Empresa Norte de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EPA	U.S. Environmental Protection Agency
ERTE	Empresa Regional de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EUR	Estimated ultimate recovery
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company

Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LPP	Lea Power Partners, LLC, a former indirect wholly owned subsidiary of Centennial Resources (member interests were sold in October 2006)
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBO	Thousands of barrels of oil
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MMBO	Millions of barrels of oil
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
New York Supreme Court	Supreme Court of the State of New York, County of New York
NGL	Natural gas liquids
NSPS	New Source Performance Standards
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SourceGas	SourceGas Distribution LLC
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC an indirect wholly owned subsidiary of WBI Holdings (previously Bitter Creek Pipelines, LLC, name changed effective July 1, 2012)
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings (previously Williston Basin Interstate Pipeline Company, name changed effective July 1, 2012)
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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

The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings (comprised of the pipeline and energy services and the exploration and production segments), Knife River (construction materials and contracting segment), MDU Construction Services (construction services segment), Centennial Resources and Centennial Capital (both reflected in the Other category). For more information on the Company's business segments, see Note 16.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$227,442	$204,455	$651,565	$599,533
Exploration and production, construction materials and contracting, construction services and other	833,153	763,507	1,340,633	1,221,236
Total operating revenues	1,060,595	967,962	1,992,198	1,820,769
Operating expenses:
Fuel and purchased power	18,169	15,193	39,777	33,613
Purchased natural gas sold	70,255	58,411	269,442	243,839
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	76,627	52,717	142,730	121,115
Exploration and production, construction materials and contracting, construction services and other	661,495	623,347	1,055,511	999,497
Depreciation, depletion and amortization	95,289	83,627	188,850	169,007
Taxes, other than income	47,382	42,953	99,979	90,928
Total operating expenses	969,217	876,248	1,796,289	1,657,999
Operating income	91,378	91,714	195,909	162,770
Earnings (loss) from equity method investments	(7)	385	(319)	1,637
Other income	1,436	1,249	2,677	2,349
Interest expense	21,427	17,650	42,300	37,089
Income before income taxes	71,380	75,698	155,967	129,667
Income taxes	24,988	26,691	52,983	44,769
Income from continuing operations	46,392	49,007	102,984	84,898
Income (loss) from discontinued operations, net of tax (Note 10)	(59)	5,106	(136)	5,006
Net income	46,333	54,113	102,848	89,904
Net loss attributable to noncontrolling interest	(179)	—	(179)	—
Dividends declared on preferred stocks	171	171	342	343
Earnings on common stock	$46,341	$53,942	$102,685	$89,561

Earnings per common share - basic:
Earnings before discontinued operations	$.25	$.26	$.54	$.45
Discontinued operations, net of tax	—	.03	—	.02
Earnings per common share - basic	$.25	$.29	$.54	$.47

Earnings per common share - diluted:
Earnings before discontinued operations	$.24	$.26	$.54	$.45
Discontinued operations, net of tax	—	.03	—	.02
Earnings per common share - diluted	$.24	$.29	$.54	$.47

Dividends declared per common share	$.1725	$.1675	$.3450	$.3350

Weighted average common shares outstanding - basic	188,831	188,831	188,831	188,821

Weighted average common shares outstanding - diluted	189,463	189,107	189,460	189,096
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$46,333	$54,113	$102,848	$89,904
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized gain (loss) on derivative instruments arising during the period, net of tax of $52 and $15,059 for the three months ended and $(3,116) and $13,129 for the six months ended in 2013 and 2012, respectively	254	25,773	(5,594)	22,506
Reclassification adjustment for gain on derivative instruments included in net income, net of tax of $(322) and $(1,077) for the three months ended and $(1,948) and $(2,738) for the six months ended in 2013 and 2012, respectively	(396)	(1,834)	(3,168)	(4,666)
Net unrealized gain (loss) on derivative instruments qualifying as hedges	(142)	23,939	(8,762)	17,840
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(77) and $(23) for the three months ended and $(100) and $(26) for the six months ended in 2013 and 2012, respectively	(142)	(43)	(187)	(47)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $23 and $20 for the three months ended and $42 and $37 for the six months ended in 2013 and 2012, respectively	44	38	79	68
Net unrealized gain (loss) on available-for-sale investments	(98)	(5)	(108)	21
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $543 and $862 for the three and six months ended in 2013	424	—	1,072	—
Foreign currency translation adjustment, net of tax of $(234) and $(402) for the three months ended and $(197) and $(265) for the six months ended in 2013 and 2012, respectively	(390)	(579)	(302)	(435)
Other comprehensive income (loss)	(206)	23,355	(8,100)	17,426
Comprehensive income	46,127	77,468	94,748	107,330
Comprehensive loss attributable to noncontrolling interest	(179)	—	(179)	—
Comprehensive income attributable to common stockholders	$46,306	$77,468	$94,927	$107,330
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	June 30, 2012	December 31, 2012
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$114,971	$101,643	$49,042
Receivables, net	734,765	654,609	678,123
Inventories	345,885	333,392	317,415
Deferred income taxes	27,959	21,451	22,846
Commodity derivative instruments	9,797	37,000	18,304
Prepayments and other current assets	58,870	85,729	42,351
Total current assets	1,292,247	1,233,824	1,128,081
Investments	106,508	99,343	103,243
Property, plant and equipment	8,454,204	8,068,177	8,107,751
Less accumulated depreciation, depletion and amortization	3,709,679	3,478,118	3,608,912
Net property, plant and equipment	4,744,525	4,590,059	4,498,839
Deferred charges and other assets:
Goodwill	636,039	635,389	636,039
Other intangible assets, net	15,312	18,656	17,129
Other	297,040	324,299	299,160
Total deferred charges and other assets	948,391	978,344	952,328
Total assets	$7,091,671	$6,901,570	$6,682,491
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$31,600	$—	$28,200
Long-term debt due within one year	69,091	282,199	134,108
Accounts payable	411,621	379,840	388,015
Taxes payable	89,896	46,919	46,475
Dividends payable	32,745	31,800	171
Accrued compensation	44,159	37,774	48,448
Commodity derivative instruments	1,388	1,037	—
Other accrued liabilities	185,389	244,922	204,698
Total current liabilities	865,889	1,024,491	850,115
Long-term debt	1,937,663	1,383,432	1,610,867
Deferred credits and other liabilities:
Deferred income taxes	782,838	839,683	755,102
Other liabilities	810,639	833,692	818,159
Total deferred credits and other liabilities	1,593,477	1,673,375	1,573,261
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 189,369,450 at June 30, 2013 and 2012 and December 31, 2012	189,369	189,369	189,369
Other paid-in capital	1,040,379	1,036,935	1,039,080
Retained earnings	1,494,419	1,612,169	1,457,146
Accumulated other comprehensive loss	(56,821)	(29,575)	(48,721)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,663,720	2,805,272	2,633,248
Total stockholders' equity	2,678,720	2,820,272	2,648,248
Noncontrolling interest	15,922	—	—
Total equity	2,694,642	2,820,272	2,648,248
Total liabilities and equity	$7,091,671	$6,901,570	$6,682,491
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Operating activities:
Net income	$102,848	$89,904
Income (loss) from discontinued operations, net of tax	(136)	5,006
Income from continuing operations	102,984	84,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	188,850	169,007
Earnings, net of distributions, from equity method investments	1,491	1,251
Deferred income taxes	19,790	76,987
Unrealized gain on commodity derivatives	(7,215)	(660)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(65,637)	(2,470)
Inventories	(29,923)	(58,367)
Other current assets	(18,044)	(33,556)
Accounts payable	18,940	(7,119)
Other current liabilities	23,071	(45,562)
Other noncurrent changes	(741)	(9,410)
Net cash provided by continuing operations	233,566	174,999
Net cash provided by (used in) discontinued operations	360	(258)
Net cash provided by operating activities	233,926	174,741

Investing activities:
Capital expenditures	(431,439)	(388,449)
Acquisitions, net of cash acquired	—	(65,767)
Net proceeds from sale or disposition of property and other	20,884	29,454
Investments	16	11,172
Net cash used in continuing operations	(410,539)	(413,590)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(410,539)	(413,590)

Financing activities:
Issuance of short-term borrowings	29,600	—
Issuance of long-term debt	450,461	299,945
Repayment of long-term debt	(214,473)	(58,605)
Proceeds from issuance of common stock	—	88
Dividends paid	(32,915)	(63,594)
Excess tax benefit on stock-based compensation	—	26
Contribution from noncontrolling interest	10,000	—
Net cash provided by continuing operations	242,673	177,860
Net cash provided by discontinued operations	—	—
Net cash provided by financing activities	242,673	177,860
Effect of exchange rate changes on cash and cash equivalents	(131)	(140)
Increase (decrease) in cash and cash equivalents	65,929	(61,129)
Cash and cash equivalents -- beginning of year	49,042	162,772
Cash and cash equivalents -- end of period	$114,971	$101,643
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2013 and 2012
(Unaudited)

Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2012 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2012 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after June 30, 2013, up to the date of issuance of these consolidated interim financial statements.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $35.1 million, $35.3 million and $34.3 million as of June 30, 2013 and 2012, and December 31, 2012, respectively.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts as of June 30, 2013 and 2012, and December 31, 2012, was $10.6 million, $12.4 million and $10.8 million, respectively.

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

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Aggregates held for resale	$103,503	$90,992	$87,715
Asphalt oil	91,837	81,915	67,480
Materials and supplies	74,648	72,321	69,390
Merchandise for resale	27,330	30,417	31,172
Natural gas in storage (current)	14,287	26,216	29,030
Other	34,280	31,531	32,628
Total	$345,885	$333,392	$317,415

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in other assets and was $48.6 million, $50.3 million, and $49.7 million at June 30, 2013 and 2012, and December 31, 2012, respectively.

Note 5 - Impairment of long-lived assets
During the second quarters of 2013 and 2012, the Company recognized impairments of coalbed natural gas gathering assets at the pipeline and energy services segment of $14.5 million ($9.0 million after tax) and $2.7 million ($1.7 million after tax), respectively, which are recorded in operation and maintenance expense on the Consolidated Statements of Income. The impairments are related to coalbed natural gas gathering assets located in Wyoming and Montana where there has been a significant decline in natural gas development and production activity largely due to low natural gas prices. The coalbed natural gas gathering assets were written down to fair value that was determined using the income approach. For more information on this nonrecurring fair value measurement see Note 14.

Note 6 - Earnings per common share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average common shares outstanding - basic	188,831	188,831	188,831	188,821
Effect of dilutive stock options and performance share awards	632	276	629	275
Weighted average common shares outstanding - diluted	189,463	189,107	189,460	189,096
Shares excluded from the calculation of diluted earnings per share	—	—	—	—

Note 7 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Interest, net of amount capitalized	$41,440	$35,893
Income taxes paid (refunded), net	$(2,649)	$2,418

Noncash investing transactions were as follows:

	June 30,
	2013	2012
	(In thousands)
Property, plant and equipment additions in accounts payable	$77,073	$76,505

Note 8 - New accounting standards
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

Note 9 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss as of June 30, 2013, were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Net Unrealized Gain (Loss) on Available-for-sale Investments	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$6,018	$119	$(54,347)	$(511)	$(48,721)
Other comprehensive income (loss) before reclassifications	(5,594)	(187)	—	(302)	(6,083)
Amounts reclassified from accumulated other comprehensive loss	(3,168)	79	1,072	—	(2,017)
Net current-period other comprehensive income (loss)	(8,762)	(108)	1,072	(302)	(8,100)
Balance at June 30, 2013	$(2,744)	$11	$(53,275)	$(813)	$(56,821)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended	Six Months Ended	Location on Consolidated Statements of Income
	June 30, 2013	June 30, 2013
	(In thousands)
Reclassification adjustment for gain (loss) on derivative instruments included in net income
Commodity derivative instruments	$1,382	$5,896	Operating revenues
Interest rate derivative instruments	(664)	(780)	Interest expense
	718	5,116
	(322)	(1,948)	Income taxes
	396	3,168
Amortization of postretirement liability losses included in net periodic benefit cost	(967)	(1,934)	(a)
	543	862	Income taxes
	(424)	(1,072)
Reclassification adjustment for loss on available-for-sale investments included in net income	(67)	(121)	Other income
	23	42	Income taxes
	(44)	(79)
Total reclassifications	$(72)	$2,017
 (a) Included in net periodic benefit cost (credit). For more information, see Note 17.

Note 10 - Discontinued operations
In 2007, Centennial Resources sold CEM to Bicent. In connection with the sale, Centennial Resources had agreed to indemnify Bicent and its affiliates from certain third party claims arising out of or in connection with Centennial Resources' ownership or operation of CEM prior to the sale. In addition, Centennial had previously guaranteed CEM's obligations under a construction contract. The Company incurs legal expenses and has accrued liabilities related to this matter. In the second quarter of 2012, discontinued operations reflected a net benefit largely related to estimated insurance recoveries related to this matter. These items are reflected as discontinued operations in the consolidated financial statements and accompanying notes. Discontinued operations are included in the Other category. For more information, see Note 19.

Note 11 - Equity method investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's equity method investments at June 30, 2013, include ECTE.

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

At June 30, 2013 and 2012, and December 31, 2012, the equity method investments had total assets of $114.8 million, $104.4 million and $129.0 million, respectively, and long-term debt of $56.2 million, $30.3 million and $65.5 million, respectively. The Company's investment in its equity method investments was approximately $5.5 million, $7.4 million and $6.9 million, including undistributed earnings of $2.0 million, $2.3 million and $3.4 million, at June 30, 2013 and 2012, and December 31, 2012, respectively.

Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Six Months Ended June 30, 2013	Balance as of January 1, 2013*	Goodwill Acquired During the Year	Balance as of June 30, 2013*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	—	104,276
Total	$636,039	$—	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Six Months Ended June 30, 2012	Balance as of January 1, 2012*	Goodwill Acquired During the Year**	Balance as of June 30, 2012*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	103,168	458	103,626
Total	$634,931	$458	$635,389
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes contingent consideration that was not material related to an acquisition in a prior period.

Year Ended December 31, 2012	Balance as of January 1, 2012*	Goodwill Acquired During the Year**	Balance as of December 31, 2012*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	103,168	1,108	104,276
Total	$634,931	$1,108	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.
** Includes contingent consideration that was not material related to an acquisition in a prior period.

Other amortizable intangible assets were as follows:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Customer relationships	$21,310	$21,010	$21,310
Accumulated amortization	(12,715)	(10,690)	(11,701)
	8,595	10,320	9,609
Noncompete agreements	6,186	7,086	7,236
Accumulated amortization	(4,557)	(5,057)	(5,326)
	1,629	2,029	1,910
Other	10,979	10,978	10,979
Accumulated amortization	(5,891)	(4,671)	(5,369)
	5,088	6,307	5,610
Total	$15,312	$18,656	$17,129

Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2013, was $1.0 million and $1.8 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2012, was $1.0 million and $1.9 million, respectively. Estimated amortization expense for amortizable intangible assets is $3.7 million in 2013, $3.5 million in 2014, $2.6 million in 2015, $2.2 million in 2016, $1.9 million in 2017 and $3.2 million thereafter.

Note 13 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of June 30, 2013, the Company had no outstanding foreign currency hedges. The following information should be read in conjunction with Notes 1 and 7 in the Company's Notes to Consolidated Financial Statements in the 2012 Annual Report.

The fair value of derivative instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability.

Cascade
Cascade has historically utilized natural gas swap agreements to manage a portion of its regulated natural gas supply portfolio in order to manage fluctuations in the price of natural gas related to core customers in accordance with authority granted by the WUTC and OPUC. Core customers consist of residential, commercial and smaller industrial customers. As of June 30, 2013 and December 31, 2012, Cascade has no outstanding swap agreements. As of June 30, 2012, Cascade held a natural gas swap agreement with total forward notional volumes of 123,000 MMBtu. Periodic changes in the fair market value of the derivative instruments are recorded on the Consolidated Balance Sheets as a regulatory asset or a regulatory liability, and settlements of these arrangements are expected to be recovered through the purchased gas cost adjustment mechanism. Gains and losses on the settlements of these derivative instruments are recorded as a component of purchased natural gas sold on the Consolidated Statements of Income as they are recovered through the purchased gas cost adjustment mechanism. Under the terms of these arrangements, Cascade either pays or receives settlement payments based on the difference between the fixed strike price and the monthly index price applicable to each contract. For the three and six months ended June 30, 2012, the change in the fair market value of the derivative instrument of $261,000 and $209,000, respectively, was recorded as a decrease to regulatory assets.

Cascade's derivative instrument contains a cross-default provision that states that if Cascade fails to pay certain of its indebtedness, in excess of specified amounts, the counterparty may require early settlement or termination of the derivative instrument in a liability position. The fair value of Cascade's derivative instrument with the credit-risk-related contingent feature that was in a liability position at June 30, 2012, was $228,000. The aggregate fair value of assets that would have been needed to settle the instrument immediately if the credit-risk-related contingent feature were triggered on June 30, 2012, was $228,000.

Fidelity
At June 30, 2013 and 2012, and December 31, 2012, Fidelity held oil swap and collar agreements with total forward notional volumes of 3.1 million, 3.7 million and 2.6 million Bbl, respectively, and natural gas swap agreements with total forward notional volumes of 21.4 million, 9.1 million  and 11.0 million MMBtu, respectively. In addition, at June 30, 2012, Fidelity held natural gas basis swap agreements with total forward notional volumes of 1.7 million MMBtu. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on its forecasted sales of oil and natural gas production.

Effective April 1, 2013, Fidelity elected to de-designate all commodity derivative contracts previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively for all of its commodity derivative instruments. When the criteria for hedge accounting is not met or when hedge accounting is not elected, realized gains and losses and unrealized gains and losses are both recorded in operating revenues on the Consolidated Statements of Income. As a result of discontinuing hedge accounting on commodity derivative instruments, gains and losses on the oil and natural gas derivative instruments remain in accumulated other comprehensive income (loss) as of the de-designation date and are reclassified into earnings in future periods as the underlying hedged transactions affect earnings. At April 1, 2013, accumulated other comprehensive income (loss) included $1.8 million of unrealized gains, representing the mark-to-market value of the Company's commodity derivative instruments that qualified as cash flow hedges as of the balance sheet date. The Company expects to reclassify into earnings from accumulated other comprehensive income (loss) the remaining value related to de-designating commodity derivative instruments over the next 18 months.

Prior to April 1, 2013, changes in the fair value attributable to the effective portion of the hedging instruments, net of tax, were recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). To the extent that the hedges were not effective or did not qualify for hedge accounting, the ineffective portion of the changes in fair market value was recorded directly in earnings. Gains and losses on the oil and natural gas derivative instruments were reclassified from accumulated other comprehensive income (loss) into operating revenues on the Consolidated Statement of Income at the date the oil and natural gas quantities were settled.

Centennial
As of June 30, 2013, Centennial had no outstanding interest rate swap agreements. At June 30, 2012 and December 31, 2012, Centennial held interest rate swap agreements with total notional amounts of $60.0 million and $50.0 million, respectively, which were designated as cash flow hedging instruments. Centennial entered into these interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt.

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

Fidelity and Centennial
There were no components of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness. Gains and losses must be reclassified into earnings as a result of the discontinuance of cash flow hedges if it is probable that the original forecasted transactions will not occur, and there were no such reclassifications.

The gains and losses on derivative instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Commodity derivatives designated as cash flow hedges:
Amount of gain (loss) recognized in accumulated other comprehensive loss (effective portion), net of tax	$—	$28,018	$(6,154)	$23,863
Amount of (gain) loss reclassified from accumulated other comprehensive loss into operating revenues (effective portion), net of tax	(871)	(1,840)	(3,714)	(4,687)
Amount of gain (loss) recognized in operating revenues (ineffective portion), before tax	—	3,863	(1,422)	(388)

Interest rate derivatives designated as cash flow hedges:
Amount of gain (loss) recognized in accumulated other comprehensive loss (effective portion), net of tax	254	(2,245)	560	(1,357)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	475	6	546	21
Amount of loss recognized in interest expense (ineffective portion), before tax	(610)	—	(769)	—

Commodity derivatives not designated as hedging instruments:
Amount of gain recognized in operating revenues, before tax	13,047	993	8,637	1,048

Based on June 30, 2013, fair values, over the next 12 months net losses of approximately $1.5 million (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, as the hedged transactions affect earnings.

Certain of Fidelity's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates fail to pay certain of their indebtedness, in excess of specified amounts, the counterparties may require early settlement or termination of the derivative instruments in liability positions. The aggregate fair value of Fidelity's derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2013 and 2012, and December 31, 2012, were $1.4 million, $7.8 million and $6.3 million, respectively. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on June 30, 2013 and 2012, and December 31, 2012, were $1.4 million, $7.8 million and $6.3 million, respectively.

The location and fair value of the gross amount of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2013	Fair Value at June 30, 2012	Fair Value at December 31, 2012
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$—	$36,360	$18,084
	Other assets - noncurrent	—	11,445	—
		—	47,805	18,084
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	9,797	640	220
	Other assets - noncurrent	1,447	212	—
		11,244	852	220
Total asset derivatives		$11,244	$48,657	$18,304

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2013	Fair Value at June 30, 2012	Fair Value at December 31, 2012
		(In thousands)
Designated as hedges:
Commodity derivatives	Commodity derivative instruments	$—	$789	$—
Interest rate derivatives	Other accrued liabilities	—	6,963	6,255
		—	7,752	6,255
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	1,388	248	—
		1,388	248	—
Total liability derivatives		$1,388	$8,000	$6,255

All of the Company's commodity and interest rate derivative instruments at June 30, 2013 and 2012, and December 31, 2012, were subject to legally enforceable master netting agreements. However, the Company's policy is to not offset fair value amounts for derivative instruments and, as a result, the Company's derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. The gross derivative assets and liabilities (excluding settlement receivables and payables that may be subject to the same master netting agreements) presented on the Consolidated Balance Sheets and the amount eligible for offset under the master netting agreements is presented in the following table:

June 30, 2013	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$11,244	$(1,388)	$9,856
Total assets	$11,244	$(1,388)	$9,856
Liabilities:
Commodity derivatives	$1,388	$(1,388)	$—
Total liabilities	$1,388	$(1,388)	$—

June 30, 2012	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$48,657	$(809)	$47,848
Total assets	$48,657	$(809)	$47,848
Liabilities:
Commodity derivatives	$1,037	$(809)	$228
Interest rate derivatives	6,963	—	6,963
Total liabilities	$8,000	$(809)	$7,191

December 31, 2012	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$18,304	$—	$18,304
Total assets	$18,304	$—	$18,304
Liabilities:
Interest rate derivatives	$6,255	$—	$6,255
Total liabilities	$6,255	$—	$6,255

Note 14 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $54.0 million, $46.0 million and $48.9 million, as of June 30, 2013 and 2012, and December 31, 2012, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $700,000 and $5.1 million for the three and six months ended June 30, 2013, respectively. The net unrealized loss on these investments was $2.7 million for the three months ended June 30, 2012, and the net unrealized gain on these investments was $2.2 million for the six months ended June 30, 2012. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

The Company did not elect the fair value option, which records gains and losses in income, for its remaining available-for-sale securities, which include mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value and are classified as Investments on the Consolidated Balance Sheets. Unrealized gains or losses are recorded in accumulated other comprehensive income (loss). Details of available-for-sale securities were as follows:

June 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance contract	$37,270	$16,769	$—	$54,039
Mortgage-backed securities	8,035	58	(41)	8,052
U.S. Treasury securities	1,920	15	(15)	1,920
Total	$47,225	$16,842	$(56)	$64,011

June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance contract	$37,250	$8,709	$—	$45,959
Mortgage-backed securities	8,130	128	(5)	8,253
U.S. Treasury securities	1,958	37	(1)	1,994
Total	$47,338	$8,874	$(6)	$56,206

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Insurance contract	$37,250	$11,648	$—	$48,898
Mortgage-backed securities	8,054	144	(3)	8,195
U.S. Treasury securities	1,763	43	—	1,806
Total	$47,067	$11,835	$(3)	$58,899

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three and six months ended June 30, 2013 and 2012, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
	(In thousands)
Assets:
Money market funds	$—	$29,902	$—	$29,902
Available-for-sale securities:
Insurance contract*	—	54,039	—	54,039
Mortgage-backed securities	—	8,052	—	8,052
U.S. Treasury securities	—	1,920	—	1,920
Commodity derivative instruments	—	11,244	—	11,244
Total assets measured at fair value	$—	$105,157	$—	$105,157
Liabilities:
Commodity derivative instruments	$—	$1,388	$—	$1,388
Total liabilities measured at fair value	$—	$1,388	$—	$1,388
*  The insurance contract invests approximately 28 percent in common stock of mid-cap companies, 28 percent in common stock of small-cap companies, 28 percent in common stock of large-cap companies and 16 percent in fixed-income and other investments.

	Fair Value Measurements at June 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
	(In thousands)
Assets:
Money market funds	$—	$21,054	$—	$21,054
Available-for-sale securities:
Insurance contract*	—	45,959	—	45,959
Mortgage-backed securities	—	8,253	—	8,253
U.S. Treasury securities	—	1,994	—	1,994
Commodity derivative instruments	—	48,657	—	48,657
Total assets measured at fair value	$—	$125,917	$—	$125,917
Liabilities:
Commodity derivative instruments	$—	$1,037	$—	$1,037
Interest rate derivative instruments	—	6,963	—	6,963
Total liabilities measured at fair value	$—	$8,000	$—	$8,000
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

The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements, including long-lived asset impairments. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill and oil and natural gas properties, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. During the second quarters of 2013 and 2012, coalbed natural gas gathering assets were reviewed for impairment and found to be impaired and were written down to their estimated fair value using the income approach. Under this approach, fair value is determined by using the present value of future estimated cash flows. The factors used to determine the estimated future cash flows include, but are not limited to, internal estimates of gathering revenue, future commodity prices and operating costs and equipment salvage values. The estimated cash flows are discounted using a rate that approximates the weighted average cost of capital of a market participant. These fair value inputs are not typically observable. At June 30, 2012, certain coalbed natural gas gathering assets were written down to the nonrecurring fair value measurement of $2.5 million. At June 30, 2013, additional coalbed natural gas gathering assets were written down to the nonrecurring fair value measurement of $9.7 million. The fair value of these coalbed natural gas gathering assets have been categorized as Level 3 (Significant Unobservable Inputs) in the fair value hierarchy.

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at June 30, 2013	$2,006,754	$2,090,208
Long-term debt at June 30, 2012	$1,665,631	$1,839,430
Long-term debt at December 31, 2012	$1,744,975	$1,888,135

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Note 15 - Income taxes
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

It is likely that substantially all of the unrecognized tax benefits of $14.9 million, as well as interest, at June 30, 2013, will be settled in the next 12 months due to the anticipated settlement of federal and state audits.

Note 16 - Business segment data
The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The internal reporting of these operating segments is defined based on the reporting and review process used by the Company's chief executive officer. The vast majority of the Company's operations are located within the United States. The Company also has an investment in a foreign country, which consists of Centennial Resources' equity method investment in ECTE.

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

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2012 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended June 30, 2013	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$56,981	$—	$4,410
Natural gas distribution	127,584	—	(5,893)
Pipeline and energy services	42,877	7,999	(6,395)
	227,442	7,999	(7,878)
Exploration and production	137,053	12,556	32,995
Construction materials and contracting	418,345	12,958	10,025
Construction services	277,259	2,340	12,915
Other	496	1,839	340
	833,153	29,693	56,275
Intersegment eliminations	—	(37,692)	(2,056)
Total	$1,060,595	$—	$46,341

Three Months Ended June 30, 2012	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$52,955	$—	$4,419
Natural gas distribution	116,844	—	(6,411)
Pipeline and energy services	34,656	8,937	15,851
	204,455	8,937	13,859
Exploration and production	100,232	5,711	17,957
Construction materials and contracting	438,963	3,097	7,791
Construction services	223,858	219	8,684
Other	454	2,028	5,651
	763,507	11,055	40,083
Intersegment eliminations	—	(19,992)	—
Total	$967,962	$—	$53,942

Six Months Ended June 30, 2013	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$121,635	$—	$14,235
Natural gas distribution	459,337	—	26,624
Pipeline and energy services	70,593	26,717	(4,064)
	651,565	26,717	36,795
Exploration and production	252,415	22,369	53,279
Construction materials and contracting	580,323	17,251	(10,557)
Construction services	507,065	3,914	24,579
Other	830	3,657	645
	1,340,633	47,191	67,946
Intersegment eliminations	—	(73,908)	(2,056)
Total	$1,992,198	$—	$102,685

Six Months Ended June 30, 2012	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$110,918	$—	$11,978
Natural gas distribution	424,733	—	19,097
Pipeline and energy services	63,882	29,347	18,611
	599,533	29,347	49,686
Exploration and production	188,727	17,038	30,887
Construction materials and contracting	588,232	3,248	(17,141)
Construction services	442,010	244	20,087
Other	2,267	2,355	6,042
	1,221,236	22,885	39,875
Intersegment eliminations	—	(52,232)	—
Total	$1,820,769	$—	$89,561

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

Note 17 - Employee benefit plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30,	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$37	$350	$334	$461
Interest cost	4,106	4,262	667	1,038
Expected return on assets	(4,875)	(5,845)	(1,065)	(1,201)
Amortization of prior service cost (credit)	18	(21)	(364)	(272)
Amortization of net actuarial loss	1,716	2,102	407	887
Amortization of net transition obligation	—	—	—	531
Net periodic benefit cost, including amount capitalized	1,002	848	(21)	1,444
Less amount capitalized	158	196	61	183
Net periodic benefit cost (credit)	$844	$652	$(82)	$1,261

			Other
			Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30,	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$77	$695	$838	$873
Interest cost	8,124	8,816	1,607	2,181
Expected return on assets	(9,958)	(11,731)	(2,172)	(2,445)
Amortization of prior service cost (credit)	36	(42)	(728)	(544)
Amortization of net actuarial loss	3,580	3,783	1,078	1,413
Amortization of net transition obligation	—	—	—	1,063
Net periodic benefit cost, including amount capitalized	1,859	1,521	623	2,541
Less amount capitalized	268	430	90	321
Net periodic benefit cost	$1,591	$1,091	$533	$2,220

In 2010, all benefit and service accruals for nonunion and certain union plans were frozen. In 2011 and effective September 30, 2012, all benefit and service accruals for certain additional union employees were frozen. These employees are eligible to receive additional defined contribution plan benefits.

In addition to the qualified plan defined pension benefits reflected in the table, the Company has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and six months ended June 30, 2013, was $1.8 million and $3.6 million, respectively. The company's net periodic benefit cost for this plan for the three and six months ended June 30, 2012, was $2.0 million and $4.1 million, respectively.

In 2012, the Company modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage is replaced by a fixed-dollar subsidy for certain retirees and spouses to be used to purchase individual insurance through an exchange.

Note 18 - Regulatory matters and revenues subject to refund
On September 26, 2012, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total increase of $3.5 million annually or approximately 5.9 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, the landfill gas production facility, a region operations building, automated meter reading and a new customer billing system. Montana-Dakota requested an interim increase, subject to refund, of $1.7 million or approximately 2.9 percent. On April 12, 2013, the MTPSC issued an interim order authorizing an interim increase of $850,000 annually to be effective with service rendered on or after April 15, 2013, subject to refund. A hearing began on August 5, 2013.

On December 21, 2012, Montana-Dakota filed an application with the SDPUC for a natural gas rate increase. Montana-Dakota requested a total increase of $1.5 million annually or approximately 3.3 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, the landfill gas production facility, an operations building, automated meter reading and a new customer billing system. On June 19, 2013, Montana-Dakota filed a notice of intent to implement an interim rate increase of $1.5 million effective with service rendered on or after July 22, 2013. A hearing is scheduled to begin October 29, 2013.

On February 11, 2013, Montana-Dakota filed an application with the NDPSC for approval of an environmental cost recovery rider for recovery of Montana-Dakota's share of the costs resulting from the environmental retrofit required to be installed at the Big Stone Station. The costs proposed to be recovered are associated with the ongoing construction costs for the installation of the BART air-quality control system. On February 27, 2013, the NDPSC suspended the filing pending further review. On May 31, 2013, Montana-Dakota filed revisions to its filing to reflect revised budget amounts. A hearing is scheduled to begin September 16, 2013.

On June 14, 2013, Montana-Dakota filed for an advance determination of prudence with the NDPSC to add filterable particulate matter pollution control equipment at Montana-Dakota's Lewis & Clark generating station to comply with the Mercury and Air Toxics Standards rule, projected to be completed in 2016. Project cost is estimated to be $26.1 million.

Note 19 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. The Company had accrued liabilities of $32.9 million, $48.1 million and $22.5 million for contingencies, including litigation and environmental matters, as of June 30, 2013 and 2012, and December 31, 2012, respectively, which include amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

Litigation
Guarantee Obligation Under a Construction Contract Centennial guaranteed CEM's obligations under a construction contract with LPP for a 550-MW combined-cycle electric generating facility near Hobbs, New Mexico. Centennial Resources sold CEM in July 2007 to Bicent. In February 2009, Centennial received a Notice and Demand from LPP under the guarantee agreement alleging that CEM did not meet certain of its obligations under the construction contract and demanding that Centennial indemnify LPP against all losses, damages, claims, costs, charges and expenses arising from CEM's alleged failures. In December 2009, LPP submitted a demand for arbitration of its dispute with CEM to the American Arbitration Association seeking compensatory damages of $149.7 million. An arbitration award was issued January 13, 2012, awarding LPP $22.0 million. Centennial subsequently received a demand from LPP for payment of the arbitration award plus interest and attorneys' fees. An accrual related to the guarantee as a result of the arbitration award was recorded in discontinued operations on the Consolidated Statement of Income in the fourth quarter of 2011. CEM filed a petition with the New York Supreme Court to vacate the arbitration award in favor of LPP. On October 19, 2012, Centennial moved to intervene in the New York Supreme Court action to vacate the arbitration award and also filed a complaint with the New York Supreme Court seeking a declaration that LPP is not entitled to indemnification from Centennial under the guaranty for the arbitration award. The New York Supreme Court granted CEM's petition to vacate the arbitration award on November 20, 2012, and entered an order and judgment to that effect on June 5, 2013. LPP appealed the order and judgment. Due to the vacation of the arbitration award, the Company no longer believes the loss related to this matter to be probable and thus the liability that was previously recorded in 2011 was reversed in the fourth quarter of 2012. We believe that it is reasonably possible that a loss related to this matter could result if LPP is successful in its appeal, the arbitration award is affirmed and LPP continues to assert its demand against

Centennial under the guarantee for payment of the arbitration award, attorneys' fees and interest. For more information regarding discontinued operations, see Note 10.

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

Natural Gas Gathering Operations In January 2010, SourceGas filed an application with the Colorado State District Court to compel WBI Energy Midstream to arbitrate a dispute regarding operating pressures under a natural gas gathering contract on one of WBI Energy Midstream's pipeline gathering systems in Montana. WBI Energy Midstream resisted the application and sought a declaratory order interpreting the gathering contract. In May 2010, the Colorado State District Court granted the application and ordered WBI Energy Midstream into arbitration. An arbitration hearing was held in August 2010. In October 2010, the arbitration panel issued an award in favor of SourceGas for approximately $26.6 million. As a result, WBI Energy Midstream, which is included in the pipeline and energy services segment, recorded a $26.6 million charge ($16.5 million after tax) in the third quarter of 2010. On April 20, 2011, the Colorado State District Court confirmed the arbitration award as a court judgment. WBI Energy Midstream filed an appeal from the Colorado State District Court's order and judgment to the Colorado Court of Appeals. The Colorado Court of Appeals issued a decision on May 24, 2012, reversing the Colorado State District Court order compelling arbitration, vacating the final award and remanding the case to the Colorado State District Court to determine SourceGas's claims and WBI Energy Midstream's counterclaims. As a result of the Colorado Court of Appeals decision, in the second quarter of 2012, WBI Energy Midstream changed its estimated loss related to this matter. This resulted in a reduction of expense of $24.1 million ($15.0 million after tax). On August 2, 2012, SourceGas filed a petition for writ of certiorari with the Colorado Supreme Court for review of the Colorado Court of Appeals decision which was denied on July 22, 2013. WBI Energy Midstream anticipates that on remand of the matter to the Colorado State District Court, SourceGas will assert claims similar to those asserted in the arbitration proceeding.

In a related matter, Omimex filed a complaint against WBI Energy Midstream in Montana Seventeenth Judicial District Court in July 2010 alleging WBI Energy Midstream breached a separate gathering contract with Omimex as a result of the increased operating pressures demanded by SourceGas on the same natural gas gathering system. In December 2011, Omimex filed an amended complaint alleging WBI Energy Midstream breached obligations to operate its gathering system as a common carrier under United States and Montana law. WBI Energy Midstream removed the action to the United States District Court for the District of Montana. Expert reports submitted by Omimex contended its damages as a result of the increased operating pressures were $16.1 million to $22.6 million, however, the experts revised their calculation of Omimex's damages to $1.0 million. The parties subsequently settled the breach of contract claim and, subject to a final determination on liability, stipulated to the damages on the common carrier claim, for amounts that are not material. A trial on the common carrier claim was held during July 2013.

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

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $12.6 million for the remedial investigation, feasibility study and remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

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

In connection with the sale of the Brazilian Transmission Lines, as discussed in Note 11, Centennial has agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines.

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap and collar agreement obligations. There is no fixed maximum amount guaranteed in relation to the oil and natural gas swap and collar agreements as the amount of the obligation is dependent upon oil and natural gas commodity prices. The amount of hedging activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap and collar agreements at June 30, 2013, expire in the years ranging from 2013 to 2015; however, Fidelity continues to enter into additional hedging activities and, as a result, WBI Holdings from time to time may issue additional guarantees on these hedging obligations. The amount outstanding by Fidelity was $600,000 and was reflected on the Consolidated Balance Sheet at June 30, 2013. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At June 30, 2013, the fixed maximum amounts guaranteed under these agreements aggregated $69.2 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $12.5 million in 2013; $36.6 million in 2014; $300,000 in 2015; $100,000 in 2016; $600,000 in 2018; $300,000 in 2019; $13.5 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $5.3 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $200,000 and was reflected on the Consolidated Balance Sheet at June 30, 2013. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2013, the fixed maximum amounts guaranteed under these letters of credit, aggregated $34.7 million. In 2013 and 2014, $5.7 million and $29.0 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at June 30, 2013.

WBI Holdings has an outstanding guarantee to WBI Energy Transmission. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At June 30, 2013, the fixed maximum amount guaranteed under this agreement was $5.0 million and is scheduled to expire in 2014. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $900,000. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at June 30, 2013, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at June 30, 2013.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries, as well as an arbitration award. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of June 30, 2013, approximately $713 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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

Construction on the diesel topping plant began in early 2013 and the plant is not yet operational. Therefore, the results of operations of Dakota Prairie Refining did not have a material effect on the Company's Consolidated Statements of Income. The assets of Dakota Prairie Refining shall be used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining reflected on the Company's Consolidated Balance Sheets were as follows:

June 30, 2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,089
Accounts receivable	5
Total current assets	63,094
Net property, plant and equipment	75,216
Total assets	$138,310
LIABILITIES
Current liabilities:
Accounts payable	$21,057
Long-term debt due within one year	3,000
Other accrued liabilities	300
Total current liabilities	24,357
Long-term debt	72,000
Total liabilities	$96,357

Fuel Contract On October 10, 2012, the Coyote Station entered into a new coal supply agreement with Coyote Creek which will replace a coal supply agreement expiring in May 2016. The new agreement provides for the purchase of coal necessary to supply the coal requirements of the Coyote Station, of which the Company is a 25.0 percent owner, for the period May 2016 through December 2040.

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

At June 30, 2013, Coyote Creek was not yet operational. The assets and liabilities of Coyote Creek and exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, at June 30, 2013, was $7.1 million.

Note 20 - Subsequent events
On July 9, 2013, Cascade entered into a $50 million revolving credit agreement which replaces the existing revolving credit agreement and extends the termination date to July 9, 2018.

On July 15, 2013, Intermountain entered into a $65 million revolving credit agreement which replaces the existing revolving credit agreement and extends the termination date to July 13, 2018.

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

Construction Services
Strategy Provide a superior return on investment by: building new and strengthening existing customer relationships; effectively controlling costs; retaining, developing and recruiting talented employees; and focusing our efforts on projects that will permit higher margins while properly managing risk.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions, where applicable)
Electric	$4.4	$4.4	$14.2	$12.0
Natural gas distribution	(5.9)	(6.4)	26.6	19.1
Pipeline and energy services	(6.4)	15.8	(4.1)	18.6
Exploration and production	33.0	18.0	53.3	30.9
Construction materials and contracting	10.0	7.8	(10.5)	(17.1)
Construction services	12.9	8.7	24.6	20.1
Other	.5	.5	0.9	1.0
Intersegment eliminations	(2.1)	—	(2.1)	—
Earnings before discontinued operations	46.4	48.8	102.9	84.6
Income (loss) from discontinued operations, net of tax	(.1)	5.1	(.2)	5.0
Earnings on common stock	$46.3	$53.9	$102.7	$89.6
Earnings per common share - basic:
Earnings before discontinued operations	$.25	$.26	$.54	$.45
Discontinued operations, net of tax	—	.03	—	.02
Earnings per common share - basic	$.25	$.29	$.54	$.47
Earnings per common share - diluted:
Earnings before discontinued operations	$.24	$.26	$.54	$.45
Discontinued operations, net of tax	—	.03	—	.02
Earnings per common share - diluted	$.24	$.29	$.54	$.47

Three Months Ended June 30, 2013 and 2012 Consolidated earnings for the quarter ended June 30, 2013, decreased $7.6 million (14 percent) from the comparable prior period largely due to:

•
Absence of a 2012 net benefit related to the natural gas gathering operations litigation of $15.0 million (after tax), as discussed in Note 19, as well as an impairment of coalbed natural gas gathering assets of $9.0 million (after tax) in 2013 compared to an impairment of $1.7 million (after tax) in 2012, at the pipeline and energy services business

•	Loss from discontinued operations of $100,000 (after tax) compared to income from discontinued operations of $5.1 million (after tax) in 2012, as discussed in Note 10

Partially offsetting these decreases were:

•
Increased oil production, higher average realized natural gas prices, as well as a higher unrealized gain on commodity derivatives of $8.2 million (after tax) compared to $3.0 million (after tax) in 2012, partially offset by higher depreciation, depletion and amortization expense and a lower realized gain on commodity derivatives at the exploration and production business

•	Higher workloads and margins and higher equipment sales and rental margins, partially offset by higher general and administrative expense at the construction services business

Six Months Ended June 30, 2013 and 2012 Consolidated earnings for the six months ended June 30, 2013, increased $13.1 million (15 percent) from the comparable prior period largely due to:

•
Increased oil production, higher average realized natural gas prices, as well as a higher unrealized gain on commodity derivatives of $4.6 million (after tax) compared to $500,000 (after tax) in 2012, partially offset by higher depreciation, depletion and amortization expense, decreased natural gas production, a lower realized gain on commodity derivatives, higher production taxes, as well as increased lease operating expenses at the exploration and production business

•	Increased retail sales volumes and a gain on the sale of a nonregulated appliance service and repair business at the natural gas distribution business

•	Higher asphalt, liquid asphalt oil, construction and ready-mixed concrete margins, partially offset by lower other product line margins at the construction materials and contracting business

Partially offsetting these increases was the absence of the 2012 net benefit of $15.0 million (after tax), as previously discussed, and the impairment of coalbed natural gas gathering assets of $9.0 million (after tax) in 2013, compared to an impairment of $1.7 million in 2012, at the pipeline and energy services business.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions, where applicable)
Operating revenues	$57.0	$53.0	$121.6	$110.9
Operating expenses:
Fuel and purchased power	18.2	15.2	39.8	33.6
Operation and maintenance	20.5	19.1	36.8	35.3
Depreciation, depletion and amortization	7.9	8.0	16.5	16.1
Taxes, other than income	2.8	2.6	5.7	5.3
	49.4	44.9	98.8	90.3
Operating income	7.6	8.1	22.8	20.6
Earnings	$4.4	$4.4	$14.2	$12.0
Retail sales (million kWh)	691.5	666.3	1,534.1	1,436.0
Sales for resale (million kWh)	8.8	1.0	16.2	2.9
Average cost of fuel and purchased power per kWh	$.024	$.021	$.024	$.022

Three Months Ended June 30, 2013 and 2012 Electric earnings decreased $9,000 due to:

•
Higher operation and maintenance expense of $700,000 (after tax), including increased contract services at certain of the Company's electric generation stations and higher payroll-related costs, offset in part by lower benefit-related costs

•	Increased taxes other than income of $200,000 (after tax), primarily related to higher property taxes

Largely offsetting these decreases were increased retail sales volumes of 4 percent, primarily to residential customers due to increased customer growth.

Six Months Ended June 30, 2013 and 2012 Electric earnings increased $2.2 million (19 percent) due to:

•	Increased retail sales volumes of 7 percent, primarily to residential and small commercial and industrial customers due to increased customer growth, as well as weather variances from last year

•	Higher other income, largely allowance for funds used during construction of $500,000

Partially offsetting these increases was higher operation and maintenance expense, which includes $600,000 (after tax) of expenses largely related to higher payroll-related costs, increased contract services, as well as higher material costs, offset in part by lower benefit-related costs.

Natural Gas Distribution

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions, where applicable)
Operating revenues	$127.6	$116.8	$459.3	$424.7
Operating expenses:
Purchased natural gas sold	73.5	62.9	286.9	262.2
Operation and maintenance	35.7	35.9	69.9	71.1
Depreciation, depletion and amortization	12.4	11.3	24.5	22.5
Taxes, other than income	9.5	10.0	25.7	26.2
	131.1	120.1	407.0	382.0
Operating income (loss)	(3.5)	(3.3)	52.3	42.7
Earnings (loss)	$(5.9)	$(6.4)	$26.6	$19.1
Volumes (MMdk):
Sales	15.3	13.4	60.2	52.1
Transportation	30.3	26.8	68.5	64.7
Total throughput	45.6	40.2	128.7	116.8
Degree days (% of normal)*
Montana-Dakota/Great Plains	130%	77%	104%	77%
Cascade	82%	94%	93%	99%
Intermountain	99%	97%	110%	94%
Average cost of natural gas, including transportation, per dk	$4.82	$4.70	$4.77	$5.03
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended June 30, 2013 and 2012 The natural gas distribution business recognized a seasonal loss of $5.9 million compared to a seasonal loss of $6.4 million a year ago. The improvement was the result of:

•	Increased retail sales volumes of 14 percent, largely resulting from colder weather than last year, partially offset by weather normalization adjustments in certain jurisdictions

•	Lower net interest expense of $700,000 (after tax), primarily due to lower average interest rates

Partially offsetting these items were:

•	Increased depreciation, depletion and amortization expense of $700,000 (after tax), primarily resulting from higher property, plant and equipment balances

•	Lower other income of $400,000 (after tax), largely lower allowance for funds used during construction

Six Months Ended June 30, 2013 and 2012 Earnings at the natural gas distribution business increased $7.5 million (39 percent) due to:

•	Increased retail sales volumes of 16 percent, largely resulting from colder weather than last year, partially offset by weather normalization adjustments in certain jurisdictions

•	A $2.8 million (after tax) gain on the sale of Montana-Dakota's nonregulated appliance service and repair business

•	Lower net interest expense of $1.2 million (after tax), as previously discussed

Partially offsetting these increases was increased depreciation, depletion and amortization expense of $1.2 million (after tax), as previously discussed.

Pipeline and Energy Services

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
	(Dollars in millions)
Operating revenues	$50.9		$43.6		$97.3		$93.2
Operating expenses:
Purchased natural gas sold	15.8		8.5		28.6		24.6
Operation and maintenance	32.1	*	(1.4)	**	49.3	*	15.6	**
Depreciation, depletion and amortization	7.7		6.8		14.9		13.1
Taxes, other than income	3.5		3.5		6.9		6.9
	59.1		17.4		99.7		60.2
Operating income (loss)	(8.2)		26.2		(2.4)		33.0
Earnings (loss)	$(6.4)	*	$15.8	**	$(4.1)	*	$18.6	**
Transportation volumes (MMdk)	40.3		36.8		77.1		68.8
Natural gas gathering volumes (MMdk)	10.0		11.6		19.9		25.8
Customer natural gas storage balance (MMdk):
Beginning of period	24.7		27.3		43.7		36.0
Net injection (withdrawal)	.5		13.1		(18.5)		4.4
End of period	25.2		40.4		25.2		40.4
  * Reflects an impairment of coalbed natural gas gathering assets of $14.5 million ($9.0 million after tax).
** Reflects a net benefit of $24.1 million ($15.0 million after tax) related to the natural gas gathering operations litigation, largely reflected in operation and maintenance expense, as discussed in Note 19, as well as an impairment of coalbed natural gas gathering assets of $2.7 million ($1.7 million after tax).

Three Months Ended June 30, 2013 and 2012 The pipeline and energy services business recognized a loss of $6.4 million compared to earnings of $15.8 million for the comparable prior period due to:

•	Absence of the 2012 net benefit of $15.0 million (after tax) related to the natural gas gathering operations litigation, as discussed in Note 19

•
An impairment of coalbed natural gas gathering assets of $9.0 million (after tax) in 2013, compared to an impairment of $1.7 million (after tax) in 2012, largely resulting from low natural gas prices, as discussed in Note 5

•	Lower storage services revenue of $1.0 million (after tax), largely due to lower average rates and lower average storage balances

These decreases were partially offset by lower operation and maintenance expense (excluding the asset impairments and net benefit related to the natural gas gathering operations litigation), as well as higher revenue associated with the Company's May 2012 acquisition of oil and natural gas gathering and processing assets.

Results also reflect higher operating revenues and higher purchased natural gas sold, both related to higher natural gas prices.

Six Months Ended June 30, 2013 and 2012 The pipeline and energy services business recognized a loss of $4.1 million compared to earnings of $18.6 million for the the comparable prior period largely due to:

•	Absence of the 2012 net benefit of $15.0 million (after tax), as previously discussed

•	An impairment of coalbed natural gas gathering assets of $9.0 million (after tax) in 2013, compared to an impairment of $1.7 million (after tax) in 2012, as previously discussed

•
Lower earnings of $2.2 million (after tax) resulting from lower natural gas gathering volumes from existing operations, largely resulting from customers experiencing production curtailments, normal declines and deferral of natural gas development activity

•	Lower storage services revenue of $900,000 (after tax), largely due to lower average rates

These decreases were partially offset by higher revenue associated with the Company's May 2012 acquisition of oil and natural gas gathering assets, as well as lower operation and maintenance expense, as previously discussed.

Results also reflect higher operating revenues and higher purchased natural gas sold, both related to higher natural gas prices.

Exploration and Production

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions, where applicable)
Operating revenues:
Oil	$105.9	$70.9	$205.9	$142.2
NGL	6.2	7.1	13.7	16.8
Natural gas	23.2	12.0	42.4	31.5
Realized gain on commodity derivatives	1.3	11.1	5.6	14.6
Unrealized gain on commodity derivatives	13.0	4.8	7.2	.7
	149.6	105.9	274.8	205.8
Operating expenses:
Operation and maintenance:
Lease operating costs	22.0	19.0	42.8	37.5
Gathering and transportation	4.2	4.2	8.5	8.5
Other	10.3	9.5	20.4	18.7
Depreciation, depletion and amortization	45.1	34.4	88.3	71.2
Taxes, other than income:
Production and property taxes	12.3	8.7	23.9	18.3
Other	.3	.3	.6	.6
	94.2	76.1	184.5	154.8
Operating income	55.4	29.8	90.3	51.0
Earnings	$33.0	$18.0	$53.3	$30.9
Production:
Oil (MBbls)	1,201	876	2,319	1,643
NGL (MBbls)	191	209	392	399
Natural gas (MMcf)	6,987	8,239	13,700	18,286
Total production (MBOE)	2,557	2,458	4,995	5,090
Average realized prices (excluding realized and unrealized gain on commodity derivatives):
Oil (per Bbl)	$88.12	$80.99	$88.75	$86.60
NGL (per Bbl)	$32.26	$33.77	$34.86	$41.91
Natural gas (per Mcf)	$3.33	$1.46	$3.10	$1.72
Average realized prices (including realized gain on commodity derivatives):
Oil (per Bbl)	$90.55	$83.06	$91.18	$85.73
NGL (per Bbl)	$32.26	$33.77	$34.86	$41.91
Natural gas (per Mcf)	$3.09	$2.59	$3.09	$2.60
Average depreciation, depletion and amortization rate, per BOE	$16.90	$13.32	$16.90	$13.32
Production costs, including taxes, per BOE:
Lease operating costs	$8.59	$7.74	$8.57	$7.37
Gathering and transportation	1.66	1.70	1.71	1.66
Production and property taxes	4.81	3.54	4.78	3.58
	$15.06	$12.98	$15.06	$12.61

Three Months Ended June 30, 2013 and 2012 Exploration and production earnings increased $15.0 million (84 percent) due to:

•	Increased oil production of 37 percent, primarily related to drilling activity in the Bakken area, as well as the Paradox Basin

•	Higher average realized natural gas prices of 128 percent, excluding gain on commodity derivatives

•	Unrealized gain on commodity derivatives of $8.2 million (after tax) compared to $3.0 million (after tax) in 2012

•	Higher average realized oil prices of 9 percent, excluding gain on commodity derivatives

Partially offsetting these increases were:

•	Higher depreciation, depletion and amortization expense of $6.7 million (after tax), largely due to higher depletion rates

•	Lower realized gain on commodity derivatives of $6.2 million (after tax), due to higher commodity prices

•	Decreased natural gas production of 15 percent, largely related to production curtailments, normal declines and deferral of certain natural gas development activity

•	Higher production taxes of $2.2 million (after tax), primarily resulting from higher revenues

•
Increased lease operating expenses of $1.9 million (after tax), largely related to higher costs in the Bakken area resulting from increased production volumes and higher workover costs, as well as higher costs in the Paradox Basin resulting from increased production volumes, partially offset by lower costs at certain natural gas properties where curtailments of production have occurred

•	Higher net interest expense of $1.2 million (after tax), primarily due to lower capitalized interest and higher average borrowings

Six Months Ended June 30, 2013 and 2012 Exploration and production earnings increased $22.4 million (72 percent) due to:

•	Increased oil production of 41 percent, as previously discussed

•	Higher average realized natural gas prices of 80 percent, excluding gain on commodity derivatives

•	Unrealized gain on commodity derivatives of $4.6 million (after tax) compared to $500,000 (after tax) in 2012

•	Higher average realized oil prices of 2 percent, excluding gain on commodity derivatives

Partially offsetting these increases were:

•	Higher depreciation, depletion and amortization expense of $10.7 million (after tax), as previously discussed

•	Decreased natural gas production of 25 percent, as previously discussed

•	Lower realized gain on commodity derivatives of $5.7 million (after tax), as previously discussed

•	Higher production taxes of $3.5 million (after tax), as previously discussed

•	Increased lease operating expenses of $3.3 million (after tax), as previously discussed

•	Higher net interest expense of $2.2 million (after tax), primarily due to lower capitalized interest and higher average borrowings, partially offset by lower effective interest rates

•	Lower average realized NGL prices of 17 percent

•	Higher general and administrative expense of $1.0 million (after tax), including higher payroll-related costs

Construction Materials and Contracting

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Operating revenues	$431.3	$442.1	$597.6	$591.5
Operating expenses:
Operation and maintenance	381.2	396.7	547.9	553.7
Depreciation, depletion and amortization	18.7	19.8	37.7	39.6
Taxes, other than income	10.6	10.6	19.1	18.6
	410.5	427.1	604.7	611.9
Operating income (loss)	20.8	15.0	(7.1)	(20.4)
Earnings (loss)	$10.0	$7.8	$(10.5)	$(17.1)
Sales (000's):
Aggregates (tons)	6,152	6,481	9,110	8,974
Asphalt (tons)	1,518	1,761	1,667	1,861
Ready-mixed concrete (cubic yards)	846	837	1,326	1,305

Three Months Ended June 30, 2013 and 2012 Earnings at the construction materials and contracting business increased $2.2 million (29 percent) due to:

•	Higher earnings of $1.7 million (after tax) resulting from higher asphalt margins, primarily due to lower costs

•	Higher earnings of $1.6 million (after tax) resulting from higher liquid asphalt oil margins, primarily due to higher volumes and lower costs

•	Higher earnings of $1.1 million (after tax) resulting from higher ready-mixed concrete margins, primarily due to lower costs

Partially offsetting these increases were:

•	Lower earnings of $1.6 million (after tax), resulting from lower aggregate margins, primarily due to lower volumes and higher costs

•	Higher interest expense of $500,000 (after tax), resulting from higher average interest rates, as well as higher average borrowings

Six Months Ended June 30, 2013 and 2012 Construction materials and contracting experienced a loss of $10.5 million, which was a 38 percent improvement, resulting from:

•	Higher earnings of $2.9 million (after tax) resulting from higher asphalt margins, as previously discussed

•	Higher earnings of $1.9 million (after tax) resulting from higher liquid asphalt oil margins, as previously discussed

•	Increased construction margins of $1.6 million (after tax)

•	Higher earnings of $1.5 million (after tax) resulting from higher ready-mixed concrete margins, as previously discussed

•	Lower selling, general and administrative costs of $1.2 million (after tax)

Partially offsetting the decreased loss were:

•	Lower earnings of $1.4 million (after tax) resulting from lower other product line margins, primarily due to higher costs

•	Higher interest expense of $1.0 million (after tax), as previously discussed

Construction Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating revenues	$279.6	$224.1	$511.0	$442.3
Operating expenses:
Operation and maintenance	245.9	198.6	444.3	386.6
Depreciation, depletion and amortization	3.0	2.8	6.0	5.5
Taxes, other than income	8.4	7.2	18.0	15.0
	257.3	208.6	468.3	407.1
Operating income	22.3	15.5	42.7	35.2
Earnings	$12.9	$8.7	$24.6	$20.1

Three Months Ended June 30, 2013 and 2012 Construction services earnings increased $4.2 million (49 percent), primarily due to higher workloads and margins in all regions, as well as higher equipment sales and rental margins. These increases were partially offset by higher general and administrative expense of $1.1 million (after tax), including higher payroll-related costs.

Six Months Ended June 30, 2013 and 2012 Construction services earnings increased $4.5 million (22 percent), primarily due to higher workloads and margins in the Western region, as well as higher equipment sales and rental margins. These items were partially offset by higher general and administrative expense of $1.6 million (after tax), as well as lower margins in the Central region.

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating revenues	$2.3	$2.5	$4.5	$4.6
Operating expenses:
Operation and maintenance	1.4	1.5	2.7	2.9
Depreciation, depletion and amortization	.5	.5	1.0	1.0
Taxes, other than income	—	.1	.1	—
	1.9	2.1	3.8	3.9
Operating income	.4	.4	.7	.7
Income from continuing operations	.5	.5	.9	1.0
Income (loss) from discontinued operations, net of tax	(.1)	5.1	(.2)	5.0
Earnings	$.4	$5.6	$.7	$6.0

Three Months Ended June 30, 2013 and 2012 Other earnings decreased $5.2 million, primarily due to a loss from discontinued operations of $100,000 (after tax) in 2013 compared to income from discontinued operations of $5.1 million (after tax) in 2012. This decrease is largely related to the absence of a net benefit in 2012, as discussed in Note 10.

Six Months Ended June 30, 2013 and 2012 Other earnings decreased $5.3 million, primarily due to a loss from discontinued operations of $200,000 (after tax) in 2013 compared to income from discontinued operations of $5.0 million (after tax) in 2012, as previously discussed.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Intersegment transactions:
Operating revenues	$37.7	$20.0	$73.9	$52.2
Purchased natural gas sold	19.1	13.0	46.1	42.9
Operation and maintenance	15.2	7.0	24.4	9.3
Income taxes	1.4	—	1.4	—
Earnings on common stock	2.1	—	2.1	—

For more information on intersegment eliminations, see Note 16.

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

MDU Resources Group, Inc.

•
Earnings per common share for 2013, diluted, are projected in the range of $1.30 to $1.40, excluding discontinued operations, the unrealized gain on commodity derivatives of $8.2 million (after tax) and the natural gas gathering asset impairment of $9.0 million (after tax). Including these adjustments, 2013 GAAP earnings guidance is in the same range. The unrealized commodity derivatives fair value is likely to fluctuate on a quarterly basis, which could cause the GAAP guidance range to change accordingly.

•	The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 to 10 percent.

•	The Company continually seeks opportunities to expand through organic growth and strategic acquisitions.

•
The Company focuses on creating value through vertical integration between its business units. For example, the pipeline and energy services business' partially owned diesel topping plant under construction in the Bakken region will have the construction materials and services business involved in constructing the facility, the exploration and production business supplying production to the plant, the pipeline transporting natural gas to the plant, and the utility supplying electricity.

Electric and natural gas distribution

•
The Company filed an application on June 14, 2013, for an advance determination of prudence with the NDPSC to add pollution control equipment at the Lewis & Clark generating station, as discussed in Note 18.

•	The Company filed an application December 21, 2012, with the SDPUC for a natural gas rate increase, as discussed in Note 18.

•	The Company filed an application September 26, 2012, with the MTPSC for a natural gas rate increase, as discussed in Note 18.

•
The EPA approved the South Dakota Regional Haze Program, which requires the Big Stone Station to install and operate a BART air-quality control system to reduce emissions of particulate matter, sulfur dioxide and nitrogen oxides. The Company's share of the cost for the installation is estimated at $100 million and is expected to be complete in 2015. The NDPSC has approved advance determination of prudence for recovery of costs related to this system in electric rates charged to customers. The Company filed an application February 11, 2013, with the NDPSC for approval of an environmental cost recovery rider related to costs for the required environmental retrofit at the Big Stone Station, as discussed in Note 18.

•
The Company plans to construct and operate an 88-MW simple-cycle natural gas turbine and associated facilities, with an estimated project cost of $86 million and a projected in-service date in third quarter 2014. It will be located on owned property that is adjacent to the Company's Heskett Generating Station near Mandan, North Dakota. The capacity is necessary to meet the requirements of the Company's integrated electric system customers and will be a partial replacement for third-party contract capacity expiring in 2015. Advance determination of prudence and a Certificate of Public Convenience and Necessity have been received from the NDPSC.

•
Planned investments are approximately $75 million for 2013 to serve the growing electric and natural gas customer base associated with the Bakken oil development in western North Dakota and eastern Montana.

•	Rate base growth is projected to be approximately 6 percent compounded annually over the next five years.

•
The Company is analyzing potential projects for accommodating load growth in its industrial and agricultural sectors, with company- and customer-owned pipeline facilities designed to serve existing facilities served by fuel oil or propane, and to serve new customers. The Company is engaged in a 30-mile natural gas line project into the Hanford Nuclear Site in Washington.

•	The Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest and Idaho.

•	Opportunities associated with the potential development of high-voltage transmission lines and system enhancements targeted toward delivery of energy to major market areas are being pursued.

Pipeline and energy services

•
The Company, in conjunction with Calumet, has formed Dakota Prairie Refining to develop, build and operate a 20,000 barrel-per-day diesel topping plant in southwestern North Dakota. Construction began on the facility in late March 2013 and when complete will process Bakken crude and market the diesel within the Bakken region. Total project costs are estimated to be approximately $300 million, with a projected in-service date in late 2014.

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

•
The Company has an agreement to construct a pipeline in 2014 to connect the planned Garden Creek II gas processing plant in northwestern North Dakota to deliver natural gas into the Northern Border Pipeline.

•
In May 2013, the Company announced plans for a proposed natural gas pipeline from far western North Dakota to western Minnesota to transport natural gas to markets in eastern North Dakota, Minnesota and Wisconsin. The pipeline would initially transport approximately 400 MMcf per day of natural gas and could be expanded to more than 500 MMcf per day. The project investment is estimated to be $650 million to $700 million. Long-term capacity commitments on the proposed pipeline will be sought during an open season expected to begin this fall. Following receipt of adequate capacity commitments and necessary permits and regulatory approvals, construction on the new pipeline would begin in early 2016 with completion expected by late 2016.

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

•
For 2013, the Company expects a 25 to 35 percent increase in oil production, a flat to slight decrease in NGL production, and a 15 to 25 percent decrease in natural gas production. The majority of the capital program is focused on growing oil production considering current relative commodity prices. The Company expects to return to some natural gas development when the commodity prices make it more profitable to do so.

•	The Company has a total of four drilling rigs deployed on its acreage in the Bakken, Paradox and Texas areas.

•	Bakken areas

◦	The Company owns a total of approximately 127,000 net acres of leaseholds in Mountrail, Stark and Richland counties.

◦
Capital expenditures are expected to total approximately $200 million in 2013. During second quarter 2013, the Company operated three rigs in the play and as drilling efficiencies have accelerated, two rigs are now being utilized.

◦	Net oil production for second quarter 2013, was more than 7,500 BOPD.

◦
In mid-July 2013, the first three-well pad in Mountrail county began producing. In the first 10 days of production, the pad averaged 2,770 BOPD gross, 1,160 BOPD net. The potential exists for 10 additional multi-well pads in Mountrail county.

•	Paradox Basin, Utah

◦	The Company has approximately 92,000 net acres and also has an option to lease another 20,000 acres.

◦	Capital expenditures are expected to total $80 million in 2013. The Company expects to operate one rig throughout the year.

◦	Net oil production for second quarter 2013, was approximately 2,300 BOPD, up 44 percent from first quarter 2013.

◦
Following nine months of flowing at a constant 1,500 BOPD gross, the CCU 12-1 well recently came off its plateau rate and is still flowing at 1,100 BOPD. The well has flowed over 400 MBO on a cumulative basis and has a forecasted EUR of 1.2 to 1.4 MMBO. This well is amongst the best onshore oil wells drilled in the United States last year.

◦
The last three wells drilled are the CCU 18-1, CCU 13-1 and the CCU 17-1. The respective gross consistent flowing rates are 900 BOPD, 700 BOPD and 500 BOPD. Respective EURs are forecast at 500 to 700 MBO, 400 to 600 MBO and 400 to 600 MBO.

◦
The Company's understanding of this play and the quality of the play continues to improve. Accelerated development of the play will be largely dependent upon receiving sufficient permits to sustain a multi-rig program. It is anticipated that this field will play a key role in the Company's oil growth strategy.

•	Texas

◦	The Company is targeting areas that have the potential for higher liquids content with approximately $35 million of capital planned for this year.

•	Other opportunities

◦	Upon evaluation of wells drilled by the Company in Sioux County, Nebraska, the decision was made to decline an option to purchase acreage in the area at this time.

◦	The remaining forecasted 2013 capital has been allocated to other operated and non-operated opportunities.

•
Earnings guidance reflects estimated average NYMEX index prices for August through December in the range of $90.00 to $100.00 per Bbl of crude oil, and $3.50 to $4.00 per Mcf of natural gas. Estimated prices for NGL are in the range of $30.00 to $45.00 per Bbl.

•
For the last six months of 2013, the Company has derivative instruments for 11,000 BOPD utilizing swaps and costless collars with a weighted average price of $97.76 and $92.50/$107.03 (floor/ceiling) respectively, and 50,000 MMBtu of natural gas per day, with an additional 10,000 MMBtu per day for September through December, utilizing swaps at a weighted average price of $3.78.

•
For the first six months of 2014, the Company has derivative instruments for 8,000 BOPD, and 2,000 BOPD for July through December, utilizing swaps with a weighted average price of $93.43, and for 2014 the Company has derivative instruments for 20,000 MMBtu of natural gas per day utilizing swaps at a weighted average price of $4.13.

•	For 2015, the Company has a derivative instrument for 10,000 MMBtu of natural gas per day utilizing a swap at $4.2825.

•	The commodity derivative instruments that are in place as of July 31, 2013, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (Bbl/MMBtu)	Price (Per Bbl/MMBtu)
Crude Oil	Collar	NYMEX	7/13 - 12/13	184,000	$95.00-$117.00
Crude Oil	Collar	NYMEX	7/13 - 12/13	184,000	$90.00-$97.05
Crude Oil	Swap	NYMEX	7/13 - 12/13	92,000	$95.00
Crude Oil	Swap	NYMEX	7/13 - 12/13	92,000	$95.30
Crude Oil	Swap	NYMEX	7/13 - 12/13	92,000	$100.00
Crude Oil	Swap	NYMEX	7/13 - 12/13	92,000	$100.02
Crude Oil	Swap	NYMEX	7/13 - 12/13	184,000	$102.00
Crude Oil	Swap	NYMEX	7/13 - 12/13	184,000	$104.00
Crude Oil	Swap	NYMEX	7/13 - 12/13	184,000	$98.00
Crude Oil	Swap	NYMEX	7/13 - 12/13	92,000	$94.15
Crude Oil	Swap	NYMEX	7/13 - 12/13	92,000	$94.00
Crude Oil	Swap	NYMEX	7/13 - 12/13	184,000	$97.45
Crude Oil	Swap	NYMEX	7/13 - 12/13	184,000	$94.15
Crude Oil	Swap	NYMEX	7/13 - 12/13	184,000	$95.00
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$95.15
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$95.00
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$90.00
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$91.00
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$92.00
Crude Oil	Swap	NYMEX	1/14 - 6/14	181,000	$93.00
Crude Oil	Swap	NYMEX	1/14 - 12/14	365,000	$94.05
Crude Oil	Swap	NYMEX	1/14 - 12/14	365,000	$95.00
Natural Gas	Swap	NYMEX	7/13 - 12/13	1,840,000	$3.76
Natural Gas	Swap	NYMEX	7/13 - 12/13	1,840,000	$3.90
Natural Gas	Swap	NYMEX	7/13 - 12/13	1,840,000	$4.00
Natural Gas	Swap	NYMEX	7/13 - 12/13	3,680,000	$3.50
Natural Gas	Swap	NYMEX	9/13 - 12/14	4,870,000	$4.13
Natural Gas	Swap	NYMEX	1/14 - 12/14	3,650,000	$4.13
Natural Gas	Swap	NYMEX	1/15 - 12/15	3,650,000	$4.2825

Construction materials and contracting

•
Approximate work backlog as of June 30, 2013, was $730 million, compared to $636 million a year ago. Private work represents 13 percent of construction backlog, up from 8 percent a year ago. Public work represents 87 percent of backlog. The backlog includes a variety of projects such as highway paving projects, airports, bridge work, reclamation and harbor expansions.

•	The Company's approximate backlog in North Dakota was $165 million, compared to $83 million a year ago.

•	Projected revenues included in the Company's 2013 earnings guidance are in the range of $1.6 billion to $1.7 billion.

•	The Company anticipates margins in 2013 to be higher than 2012.

•
The Company continues to pursue opportunities for expansion in energy projects such as refineries, transmission, wind towers and geothermal. Initiatives are aimed at capturing additional market share and expanding into new markets.

•
As the country's sixth-largest sand and gravel producer, the Company will continue to strategically manage its 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

•	Of the four labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business and Properties - General in the 2012 Annual Report, all have been ratified.

Construction services

•
Approximate work backlog as of June 30, 2013, was $447 million, compared to $344 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	The Company has no backlog in North Dakota in 2013, compared to $3 million a year ago.

•	Projected revenues included in the Company's 2013 earnings guidance are in the range of $1.0 billion to $1.1 billion.

•	The Company anticipates higher workloads and comparable margins in 2013 compared to 2012.

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

LIQUIDITY AND CAPITAL COMMITMENTS
At June 30, 2013, the Company had cash and cash equivalents of $115.0 million and available capacity of $207.8 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first six months of 2013 increased $59.2 million from the comparable period in 2012, primarily due to higher cash flows from operations at the exploration and production business, partially offset by higher working capital requirements at the construction services business. Deferred income taxes decreased largely as a result of higher income taxes payable.

Investing activities Cash flows used in investing activities in the first six months of 2013 decreased $3.1 million from the comparable period in 2012. The decrease was primarily due to lower acquisition-related capital expenditures, primarily at the pipeline and energy services business. Partially offsetting the decrease in cash flows used in investing activities was higher ongoing capital expenditures of $43.0 million, including the diesel topping plant at the pipeline and energy services business, as well as electric generation projects at the electric business.

Financing activities Cash flows provided by financing activities in the first six months of 2013 increased $64.8 million from the comparable period in 2012, primarily due to higher issuance of long-term debt of $150.5 million, largely due to the issuance of $100.0 million of Senior Notes in February 2013; lower dividends paid of $30.7 million resulting from the Company accelerating the payment date for the quarterly common stock dividend from January 1, 2013 to December 31, 2012; as well as higher issuance of short-term borrowings of $29.6 million. Partially offsetting the increase in cash flows provided by financing activities was higher repayment of long-term debt of $155.9 million.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2012 Annual Report. For more information, see Note 17 and Part II, Item 7 in the 2012 Annual Report.

Capital expenditures
Net capital expenditures for the first six months of 2013 were $402.5 million and are estimated to be approximately $850 million for 2013. Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Further development of existing properties, acquisition of additional leasehold acreage and exploratory drilling at the exploration and production segment

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	The Company's proportionate share of the diesel topping plant at the pipeline and energy services segment

•	Other growth opportunities

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2013. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For additional information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 9, in the 2012 Annual Report.

The following table summarizes the outstanding credit facilities of the Company and its subsidiaries at June 30, 2013:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/ Revolving credit agreement	(a)	$125.0		$55.5	(b)	$—		10/4/17
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$31.6		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$25.4		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/ Revolving credit agreement	(f)	$500.0		$417.5	(b)	$—		6/8/17
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
(d) The outstanding letter of credit, as discussed in Note 19, reduces the amount available under the credit agreement.
(e) Certain provisions allow for increased borrowings, up to a maximum of $90 million.
(f) The $500 million commercial paper program is supported by a revolving credit agreement with various banks totaling $500 million (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $650 million). There were no amounts outstanding under the credit agreement.

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

Due to the $246.8 million after-tax noncash write-downs of oil and natural gas properties in 2012, earnings were insufficient by $19.8 million and $51.2 million to cover fixed charges for the 12 months ended June 30, 2013 and December 31, 2012, respectively. If the $246.8 million after-tax noncash write-downs were excluded, the coverage of fixed charges including preferred stock dividends would have been 4.5 times and 4.4 times for the 12 months ended June 30, 2013 and December 31, 2012, respectively.

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

Total equity as a percent of total capitalization was 57 percent, 63 percent and 60 percent at June 30, 2013 and 2012 and December 31, 2012, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

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

Cascade Natural Gas Corporation On July 9, 2013, Cascade entered into a revolving credit agreement which replaces the existing revolving credit agreement and extends the termination date to July 9, 2018. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.

Cascade's credit agreement also contains cross-default provisions. These provisions state that if Cascade fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, Cascade will be in default under the revolving credit agreement.

Intermountain Gas Company On July 15, 2013, Intermountain entered into a revolving credit agreement which replaces the existing revolving credit agreement and extends the termination date to July 13, 2018. The credit agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.

Intermountain's credit agreement also contains cross-default provisions. These provisions state that if Intermountain fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, or certain conditions result in an early termination date under any swap contract that is in excess of a specified amount, then Intermountain will be in default under the revolving credit agreement.

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

Centennial entered into a note purchase agreement on June 27, 2013, and issued $50.0 million of Senior Notes with due dates ranging from June 2023 to June 2028 at a weighted average interest rate of 4.7 percent. Centennial contracted to issue an additional $25.0 million of Senior Notes under the agreement on November 1, 2013.

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

Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations relating to estimated interest payments, operating leases, purchase commitments, derivatives, asset retirement obligations and minimum funding requirements for its defined benefit plans for 2013 from those reported in the 2012 Annual Report.

The Company's contractual obligations relating to long-term debt at June 30, 2013 increased $261.8 million or 15 percent from December 31, 2012. As of June 30, 2013, the Company's contractual obligations related to long-term debt aggregated $2,006.8 million. The scheduled amounts of redemption (for the twelve months ended June 30, of each year listed) aggregate $69.1 million in 2014; $57.2 million in 2015; $404.2 million in 2016; $533.5 million in 2017; $118.4 million in 2018; and $824.4 million thereafter.

For more information on the Company's uncertain tax positions, see Note 15.

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

For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2012 Annual Report, the Consolidated Statements of Comprehensive Income and Note 13.

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas and basis differentials on forecasted sales of oil and natural gas production.

The following table summarizes derivative agreements entered into by Fidelity as of June 30, 2013. These agreements call for Fidelity to receive fixed prices and pay variable prices.

	(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Oil swap agreements maturing in 2013	$97.76	1,656	$4,347
Oil swap agreements maturing in 2014	$92.69	1,086	$1,476
Natural gas swap agreements maturing in 2013	$3.78	10,420	$1,157
Natural gas swap agreements maturing in 2014	$4.13	7,300	$1,845
Natural gas swap agreement maturing in 2015	$4.28	3,650	$518

	Weighted Average Floor/Ceiling Price (Per Bbl)	Forward Notional Volume (Bbl)	Fair Value
Oil collar agreements maturing in 2013	$92.50/$107.03	368	$513

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2012 Annual Report.

At June 30, 2013, the Company had no outstanding interest rate hedges.

Foreign currency risk
The Company's equity method investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For more information, see Part II, Item 8 - Note 4 in the 2012 Annual Report.

At June 30, 2013, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2012 Annual Report other than the risk associated with the regulatory approval, permitting, construction, startup and/or operation of power generation facilities and the diesel topping plant; the risk related to environmental laws and regulations; and the risk associated with company operations that could be adversely impacted by global climate change initiatives to reduce GHG emissions. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks
The regulatory approval, permitting, construction, startup and/or operation of power generation facilities and the diesel topping plant may involve unanticipated events or delays that could negatively impact the Company's business and its results of operations and cash flows.

The construction, startup and operation of power generation facilities and the diesel topping plant involve many risks, which may include: delays; breakdown or failure of equipment; inability to obtain required governmental permits and approvals; inability to complete financing; inability to negotiate acceptable equipment acquisition, construction, fuel and crude oil supply, off-take, transmission, transportation or other material agreements; changes in markets and market prices for power, crude oil and refined products; cost increases; as well as the risk of performance below expected levels of output or efficiency. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.

In March 2013, construction began on Dakota Prairie Refinery, which has a targeted in-service date in late 2014. The previously mentioned risks could negatively affect the results of operations and cash flows of the pipeline and energy services segment.

Environmental Risks
The Company's operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.

The Company is subject to environmental laws and regulations affecting many aspects of its present and future operations, including air quality, water quality, waste management and other environmental considerations. These laws and regulations can result in increased capital, operating and other costs, cause delays as a result of litigation and administrative proceedings, and create compliance, remediation, containment, monitoring and reporting obligations, particularly with regard to laws relating to electric generation operations and oil and natural gas development. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities, as well as private individuals, may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations with which they have differing interpretations of the Company's legal or regulatory compliance. The Company cannot predict the outcome (financial or operational) of any related litigation or administrative proceedings that may arise.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to the Company. These laws and regulations could require the Company to limit the use or output of certain facilities, restrict the use of certain fuels, install pollution controls, remediate environmental contamination, remove or reduce environmental hazards, or prevent or limit the development of resources. Revised or additional laws and regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on the Company's results of operations and cash flows.

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

In December 2011, the EPA finalized the Mercury and Air Toxics rule that will require reductions in mercury and other air emissions from coal- and oil-fired electric utility steam generating units. Montana-Dakota evaluated the pollution control technologies needed at its electric generation resources to comply with this final rule and determined that additional particulate matter control is required to control non-mercury metal emissions at the Lewis & Clark Station near Sidney, Montana. Controls must be installed by April 16, 2015, or April 16, 2016, if a one-year extension is granted for installation.

Hydraulic fracturing is an important common practice used by Fidelity that involves injecting water; sand; guar, a water thickening agent; and trace amounts of chemicals under pressure into rock formations to stimulate oil, NGL and natural gas production. Fidelity is following state regulations for well drilling and completion, including regulations related to hydraulic fracturing and disposing of recovered fluids. Fracturing fluid constituents are reported on state or national websites. The EPA is developing a study to review the potential effects of hydraulic fracturing on underground sources of drinking water; the results of that study could impact future legislation or regulation. The BLM has released draft well stimulation regulations for hydraulic fracturing operations. If implemented, the BLM regulations would only affect Fidelity's operations on BLM-administered lands. If adopted as proposed, the BLM regulations, along with other legislative initiatives and regulatory studies, proceedings or initiatives at federal or state agencies that focus on the hydraulic fracturing process, could result in additional compliance, reporting and disclosure requirements. Future legislation or regulation could increase compliance and operating costs, as well as delay or inhibit the Company's ability to develop its oil, NGL and natural gas reserves.

On August 16, 2012, the EPA published a final NSPS rule for the oil and natural gas industry. The NSPS rule phases in over two years. The first phase was effective October 15, 2012, and primarily covers natural gas wells that are hydraulically fractured. Under the new rule, gas vapors or emissions from the natural gas wells must be captured or combusted utilizing a high efficiency device. Additional reporting requirements and control devices covering oil and natural gas production equipment will be phased in for certain new oil and gas facilities with a final effective date of January 1, 2015. This new rule's impacts on Fidelity, WBI Energy Transmission and WBI Energy Midstream are not expected to be material and are likely to include implementation of recordkeeping, reporting and testing requirements and the acquisition and installation of required equipment.

Initiatives to reduce GHG emissions could adversely impact the Company's operations.

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. On June 25, 2013, President Obama released his Climate Action Plan for the U.S. in which he states his goal to reduce GHG emissions "in the range of 17 percent" below 2005 levels by 2020. The president issued a memorandum to the EPA on the same day, instructing the EPA to re-propose the GHG NSPS rule for new electric generation units no later than September 20, 2013. This new rule will take the place of the rule proposed in 2012 for new electric generation units that the EPA did not finalize. The president also directed the EPA to develop a GHG NSPS standard for existing fossil fuel-fired electric generation units by June 1, 2014, with finalization by June 1, 2015. The president did not specify a GHG standard or the format of the standard.

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

Montana-Dakota's existing electric generating facilities are expected to be subject to GHG laws or regulations within the next few years through a GHG NSPS for existing and modified units. Implementation of treaties, legislation or regulations to reduce GHG emissions could affect Montana-Dakota's electric utility operations by requiring expanded energy conservation efforts or increased development of renewable energy sources, as well as other mandates that could significantly increase capital expenditures and operating costs. If Montana-Dakota does not receive timely and full recovery of GHG emission compliance costs from its customers, then such costs could have an adverse impact on the results of its operations.

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

MDU RESOURCES GROUP, INC.

DATE:	August 7, 2013	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

+10(a)	Director Compensation Policy, as amended May 16, 2013

+10(b)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of June 30, 2013

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.