Form 10-Q
period 2014-09-30
MDU RESOURCES GROUP INC
filed 2014-11-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2014: 194,106,937 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2013 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2013
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
Bbl	Barrel
Bicent	Bicent Power LLC
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
BLM	Bureau of Land Management
BOE	One barrel of oil equivalent - determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas
BOPD	Barrels of oil per day
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
ECTE
Empresa Catarinense de Transmissão de Energia S.A. (2.5 percent ownership interest at September 30, 2014, 2.5, 2.5, 2.5 and 14.99 percent ownership interests were sold in the third quarters of 2013 and 2012 and the fourth quarters of 2011 and 2010, respectively)

ENTE	Empresa Norte de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ERTE	Empresa Regional de Transmissão de Energia S.A. (entire 13.3 percent ownership interest sold in the fourth quarter of 2010)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America

GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Brasil	MDU Brasil Ltda., an indirect wholly owned subsidiary of Centennial Resources
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMBO	Million barrels of oil
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million decatherms
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
NGL	Natural gas liquids
NSPS	New Source Performance Standards
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
RP	Rehabilitation plan
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SourceGas	SourceGas Distribution LLC
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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

The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings (comprised of the pipeline and energy services and the exploration and production segments), Knife River (construction materials and contracting segment), MDU Construction Services (construction services segment), Centennial Resources and Centennial Capital (both reflected in the Other category). For more information on the Company's business segments, see Note 19.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and pipeline and energy services	$211,536	$192,103	$957,769	$843,670
Exploration and production, construction materials and contracting, construction services and other	1,158,919	1,093,679	2,549,585	2,434,310
Total operating revenues	1,370,455	1,285,782	3,507,354	3,277,980
Operating expenses:
Fuel and purchased power	19,236	19,983	66,826	59,760
Purchased natural gas sold	47,718	35,826	377,024	305,268
Operation and maintenance:
Electric, natural gas distribution and pipeline and energy services	79,848	64,078	225,180	206,808
Exploration and production, construction materials and contracting, construction services and other	897,887	870,252	2,002,884	1,925,762
Depreciation, depletion and amortization	103,497	99,966	306,180	288,816
Taxes, other than income	45,504	45,804	150,657	145,784
Total operating expenses	1,193,690	1,135,909	3,128,751	2,932,198
Operating income	176,765	149,873	378,603	345,782
Loss from equity method investments	(97)	(61)	(343)	(380)
Other income	2,644	2,326	7,552	5,003
Interest expense	22,425	21,012	64,912	63,312
Income before income taxes	156,887	131,126	320,900	287,093
Income taxes	54,769	46,576	109,818	99,559
Income from continuing operations	102,118	84,550	211,082	187,534
Income (loss) from discontinued operations, net of tax (Note 12)	3	(118)	506	(254)
Net income	102,121	84,432	211,588	187,280
Net loss attributable to noncontrolling interest	(1,088)	(24)	(2,390)	(204)
Dividends declared on preferred stocks	171	171	514	514
Earnings on common stock	$103,038	$84,285	$213,464	$186,970

Earnings per common share - basic:
Earnings before discontinued operations	$.53	$.45	$1.11	$.99
Discontinued operations, net of tax	—	—	—	—
Earnings per common share - basic	$.53	$.45	$1.11	$.99

Earnings per common share - diluted:
Earnings before discontinued operations	$.53	$.44	$1.11	$.99
Discontinued operations, net of tax	—	—	—	—
Earnings per common share - diluted	$.53	$.44	$1.11	$.99

Dividends declared per common share	$.1775	$.1725	$.5325	$.5175

Weighted average common shares outstanding - basic	193,949	188,831	191,958	188,831

Weighted average common shares outstanding - diluted	194,300	189,638	192,307	189,634
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$102,121	$84,432	$211,588	$187,280
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments qualifying as hedges:
Net unrealized loss on derivative instruments arising during the period, net of tax of $0 and $0 for the three months ended and $0 and $(3,116) for the nine months ended in 2014 and 2013, respectively	—	—	—	(5,594)
Reclassification adjustment for (gain) loss on derivative instruments included in net income, net of tax of $50 and $(297) for the three months ended and $264 and $(2,246) for the nine months ended in 2014 and 2013, respectively	82	(510)	439	(3,678)
Net unrealized gain (loss) on derivative instruments qualifying as hedges	82	(510)	439	(9,272)
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $159 and $166 for the three months ended and $477 and $1,027 for the nine months ended in 2014 and 2013, respectively	261	271	781	1,344
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $(89) and $(12) for the three months ended and $(36) and $(209) for the nine months ended in 2014 and 2013, respectively	(146)	(20)	(58)	(351)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income, net of tax of $0 and $70 for the three months ended and $0 and $70 for the nine months ended in 2014 and 2013, respectively	—	115	—	143
Foreign currency translation adjustment	(146)	95	(58)	(208)
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(33)and $(5) for the three months ended and $(48) and $(106) for the nine months ended in 2014 and 2013, respectively	(62)	(10)	(89)	(197)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $16 and $20 for the three months ended and $54 and $63 for the nine months ended in 2014 and 2013, respectively	31	38	100	117
Net unrealized gain (loss) on available-for-sale investments	(31)	28	11	(80)
Other comprehensive income (loss)	166	(116)	1,173	(8,216)
Comprehensive income	102,287	84,316	212,761	179,064
Comprehensive loss attributable to noncontrolling interest	(1,088)	(24)	(2,390)	(204)
Comprehensive income attributable to common stockholders	$103,375	$84,340	$215,151	$179,268
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	September 30, 2013	December 31, 2013
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$233,676	$66,174	$45,225
Receivables, net	784,028	787,311	713,067
Inventories	302,705	314,571	282,391
Deferred income taxes	13,041	26,284	25,048
Commodity derivative instruments	11,322	4,373	1,447
Prepayments and other current assets	72,900	56,257	49,510
Total current assets	1,417,672	1,254,970	1,116,688
Investments	115,656	108,664	112,939
Property, plant and equipment	9,438,609	8,651,334	8,803,866
Less accumulated depreciation, depletion and amortization	4,092,017	3,796,052	3,872,487
Net property, plant and equipment	5,346,592	4,855,282	4,931,379
Deferred charges and other assets:
Goodwill	636,039	636,039	636,039
Other intangible assets, net	10,596	14,092	13,099
Other	247,539	298,061	251,188
Total deferred charges and other assets	894,174	948,192	900,326
Total assets	$7,774,094	$7,167,108	$7,061,332
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$7,000	$11,500
Long-term debt due within one year	149,101	44,024	12,277
Accounts payable	410,382	437,740	404,961
Taxes payable	105,027	80,392	74,175
Dividends payable	34,607	32,745	33,737
Accrued compensation	66,119	62,746	69,661
Commodity derivative instruments	44	9,740	7,483
Other accrued liabilities	173,247	171,420	171,106
Total current liabilities	938,527	845,807	784,900
Long-term debt	2,061,456	1,967,872	1,842,286
Deferred credits and other liabilities:
Deferred income taxes	887,807	808,011	859,306
Other liabilities	727,801	794,928	718,938
Total deferred credits and other liabilities	1,615,608	1,602,939	1,578,244
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 194,548,389 at September 30, 2014, 189,369,450 at September 30, 2013 and 189,868,780 at December 31, 2013	194,548	189,369	189,869
Other paid-in capital	1,200,591	1,041,787	1,056,996
Retained earnings	1,713,774	1,546,000	1,603,130
Accumulated other comprehensive loss	(37,032)	(56,937)	(38,205)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	3,068,255	2,716,593	2,808,164
Total stockholders' equity	3,083,255	2,731,593	2,823,164
Noncontrolling interest	75,248	18,897	32,738
Total equity	3,158,503	2,750,490	2,855,902
Total liabilities and equity	$7,774,094	$7,167,108	$7,061,332
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Operating activities:
Net income	$211,588	$187,280
Income (loss) from discontinued operations, net of tax	506	(254)
Income from continuing operations	211,082	187,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	306,180	288,816
Loss, net of distributions, from equity method investments	401	1,736
Deferred income taxes	37,006	46,212
Unrealized (gain) loss on commodity derivatives	(16,847)	5,379
Excess tax benefit on stock-based compensation	(4,729)	—
Changes in current assets and liabilities, net of acquisitions:
Receivables	(73,596)	(107,482)
Inventories	(20,153)	1,562
Other current assets	(20,416)	(15,397)
Accounts payable	(22,007)	25,817
Other current liabilities	32,767	18,680
Other noncurrent changes	(26,915)	(24,149)
Net cash provided by continuing operations	402,773	428,708
Net cash provided by discontinued operations	541	254
Net cash provided by operating activities	403,314	428,962

Investing activities:
Capital expenditures	(638,731)	(648,465)
Acquisitions, net of cash acquired	(208,945)	—
Net proceeds from sale or disposition of property and other	203,386	40,985
Investments	792	218
Proceeds from sale of equity method investment	—	1,896
Net cash used in continuing operations	(643,498)	(605,366)
Net cash provided by discontinued operations	—	—
Net cash used in investing activities	(643,498)	(605,366)

Financing activities:
Issuance of short-term borrowings	—	5,000
Repayment of short-term borrowings	(11,500)	—
Issuance of long-term debt	672,351	497,318
Repayment of long-term debt	(318,991)	(255,980)
Proceeds from issuance of common stock	144,868	—
Dividends paid	(102,105)	(65,660)
Excess tax benefit on stock-based compensation	4,729	—
Tax withholding on stock-based compensation	(5,564)	—
Contribution from noncontrolling interest	44,900	13,000
Net cash provided by continuing operations	428,688	193,678
Net cash provided by discontinued operations	—	—
Net cash provided by financing activities	428,688	193,678
Effect of exchange rate changes on cash and cash equivalents	(53)	(142)
Increase in cash and cash equivalents	188,451	17,132
Cash and cash equivalents -- beginning of year	45,225	49,042
Cash and cash equivalents -- end of period	$233,676	$66,174
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

September 30, 2014 and 2013
(Unaudited)

Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2013 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2013 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after September 30, 2014, up to the date of issuance of these consolidated interim financial statements.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $29.8 million, $31.1 million and $36.4 million at September 30, 2014 and 2013, and December 31, 2013, respectively.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at September 30, 2014 and 2013, and December 31, 2013, was $8.9 million, $9.6 million and $10.1 million, respectively.

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

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Aggregates held for resale	$106,623	$104,784	$101,568
Asphalt oil	33,551	43,078	38,099
Materials and supplies	71,515	71,370	69,808
Merchandise for resale	24,566	23,713	21,720
Natural gas in storage (current)	29,979	37,689	16,417
Other	36,471	33,937	34,779
Total	$302,705	$314,571	$282,391

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, is included in other assets and was $47.4 million, $48.6 million and $48.3 million at September 30, 2014 and 2013, and December 31, 2013, respectively.

Note 5 - Oil and natural gas properties disposition
Fidelity entered into a purchase and sale agreement on July 17, 2014, to sell certain oil and natural gas properties in Mountrail County, North Dakota. Proceeds from the sale were $184.4 million, subject to final adjustments. The effective date of the disposition was May 1, 2014, with the closing date occurring on September 30, 2014.

Note 6 - Impairment of long-lived assets
During the second quarter of 2013, the Company recognized an impairment of coalbed natural gas gathering assets at the pipeline and energy services segment of $14.5 million ($9.0 million after tax), which is recorded in operation and maintenance expense on the Consolidated Statements of Income. The impairment is related to coalbed natural gas gathering assets located in Wyoming and Montana where there has been a significant decline in natural gas development and production activity largely due to low natural gas prices. The coalbed natural gas gathering assets were written down to fair value that was determined using the income approach. For more information on this nonrecurring fair value measurement, see Note 16.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average common shares outstanding - basic	193,949	188,831	191,958	188,831
Effect of dilutive performance share awards	351	807	349	803
Weighted average common shares outstanding - diluted	194,300	189,638	192,307	189,634
Shares excluded from the calculation of diluted earnings per share	—	—	—	—

Note 8 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Interest, net of amounts capitalized and AFUDC - borrowed of $8.6 million and $6.3 million in 2014 and 2013, respectively	$61,690	$60,281
Income taxes paid	$44,166	$30,262

Noncash investing transactions were as follows:

	September 30,
	2014	2013
	(In thousands)
Property, plant and equipment additions in accounts payable	$96,373	$85,646

Note 9 - New Accounting Standard
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

Note 10 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended September 30, 2014	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,408)	$(33,287)	$(579)	$76	$(37,198)
Other comprehensive income (loss) before reclassifications	—	—	(146)	(62)	(208)
Amounts reclassified from accumulated other comprehensive loss	82	261	—	31	374
Net current-period other comprehensive income (loss)	82	261	(146)	(31)	166
Balance at end of period	$(3,326)	$(33,026)	$(725)	$45	$(37,032)

Three Months Ended September 30, 2013	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,744)	$(53,275)	$(813)	$11	$(56,821)
Other comprehensive income (loss) before reclassifications	—	—	(20)	(10)	(30)
Amounts reclassified from accumulated other comprehensive loss	(510)	272	114	38	(86)
Net current-period other comprehensive income (loss)	(510)	272	94	28	(116)
Balance at end of period	$(3,254)	$(53,003)	$(719)	$39	$(56,937)

Nine Months Ended September 30, 2014	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,765)	$(33,807)	$(667)	$34	$(38,205)
Other comprehensive income (loss) before reclassifications	—	—	(58)	(89)	(147)
Amounts reclassified from accumulated other comprehensive loss	439	781	—	100	1,320
Net current-period other comprehensive income (loss)	439	781	(58)	11	1,173
Balance at end of period	$(3,326)	$(33,026)	$(725)	$45	$(37,032)

Nine Months Ended September 30, 2013	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$6,018	$(54,347)	$(511)	$119	$(48,721)
Other comprehensive income (loss) before reclassifications	(5,594)	—	(351)	(197)	(6,142)
Amounts reclassified from accumulated other comprehensive loss	(3,678)	1,344	143	117	(2,074)
Net current-period other comprehensive income (loss)	(9,272)	1,344	(208)	(80)	(8,216)
Balance at end of period	$(3,254)	$(53,003)	$(719)	$39	$(56,937)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Reclassification adjustment for gain (loss) on derivative instruments included in net income:
Commodity derivative instruments	$28	$1,007	$(223)	$6,903	Operating revenues
Interest rate derivative instruments	(160)	(200)	(480)	(979)	Interest expense
	(132)	807	(703)	5,924
	50	(297)	264	(2,246)	Income taxes
	(82)	510	(439)	3,678
Amortization of postretirement liability losses included in net periodic benefit cost	(420)	(437)	(1,258)	(2,371)	(a)
	159	166	477	1,027	Income taxes
	(261)	(271)	(781)	(1,344)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income	—	(185)	—	(213)	Earnings (loss) from equity method investments
	—	70	—	70	Earnings (loss) from equity method investments
	—	(115)	—	(143)
Reclassification adjustment for loss on available-for-sale investments included in net income	(47)	(58)	(154)	(180)	Other income
	16	20	54	63	Income taxes
	(31)	(38)	(100)	(117)
Total reclassifications	$(374)	$86	$(1,320)	$2,074
 (a) Included in net periodic benefit cost (credit). For more information, see Note 20.

Note 11 - Acquisition
On February 10, 2014, the Company entered into agreements to purchase working interests and leasehold positions in oil and natural gas production assets in the southern Powder River Basin of Wyoming. The effective date of the acquisition was October 1, 2013, and the closing occurred on March 6, 2014. The purchase price was $208.9 million, including purchase price adjustments.

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

Note 12 - Discontinued operations
In 2007, Centennial Resources sold CEM to Bicent. In connection with the sale, Centennial Resources agreed to indemnify Bicent and its affiliates from certain third party claims arising out of or in connection with Centennial Resources' ownership or operation of CEM prior to the sale. In addition, Centennial had previously guaranteed CEM's obligations under a construction contract. The Company incurred legal expenses and had a benefit related to the resolution of this matter in the second quarter of 2014, which are reflected in discontinued operations in the consolidated financial statements and accompanying notes. Discontinued operations are included in the Other category.

Note 13 - Equity method investments
Investments in companies in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. At September 30, 2014 and 2013, the Company had no significant equity method investments.

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

Note 14 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Nine Months Ended September 30, 2014	Balance as of January 1, 2014*	Goodwill Acquired During the Year	Balance as of September 30, 2014*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	—	104,276
Total	$636,039	$—	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Nine Months Ended September 30, 2013	Balance as of January 1, 2013*	Goodwill Acquired During the Year	Balance as of September 30, 2013*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	—	104,276
Total	$636,039	$—	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Year Ended December 31, 2013	Balance as of January 1, 2013*	Goodwill Acquired During the Year	Balance as of December 31, 2013*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	—	104,276
Total	$636,039	$—	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Other amortizable intangible assets were as follows:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Customer relationships	$21,310	$21,310	$21,310
Accumulated amortization	(15,116)	(13,221)	(13,726)
	6,194	8,089	7,584
Noncompete agreements	5,080	6,186	6,186
Accumulated amortization	(4,021)	(4,706)	(4,840)
	1,059	1,480	1,346
Other	10,921	10,995	10,995
Accumulated amortization	(7,578)	(6,472)	(6,826)
	3,343	4,523	4,169
Total	$10,596	$14,092	$13,099

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2014, was $700,000 and $2.5 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2013, was $1.2 million and $3.0 million, respectively. Estimated amortization expense for amortizable intangible assets is $3.3 million in 2014, $2.5 million in 2015, $2.2 million in 2016, $1.9 million in 2017, $1.0 million in 2018 and $2.2 million thereafter.

Note 15 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of September 30, 2014, the Company had no outstanding foreign currency or interest rate hedges.

The fair value of derivative instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability.

Fidelity
At September 30, 2014 and 2013, and December 31, 2013, Fidelity held oil swap and collar agreements with total forward notional volumes of 1.4 million, 3.9 million and 2.9 million Bbl, respectively, and natural gas swap agreements with total forward notional volumes of 7.3 million, 16.5 million and 18.3 million MMBtu, respectively. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on its forecasted sales of oil and natural gas production.

Effective April 1, 2013, Fidelity elected to de-designate all commodity derivative contracts previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively for all of its commodity derivative instruments. When the criteria for hedge accounting is not met or when hedge accounting is not elected, realized gains and losses and unrealized gains and losses are both recorded in operating revenues on the Consolidated Statements of Income. As a result of discontinuing hedge accounting on commodity derivative instruments, gains and losses on the oil and natural gas derivative instruments remain in accumulated other comprehensive income (loss) as of the de-designation date and are reclassified into earnings in future periods as the underlying hedged transactions affect earnings. At April 1, 2013, accumulated other comprehensive income (loss) included $1.8 million of unrealized gains, representing the mark-to-market value of the Company's commodity derivative instruments that qualified as cash flow hedges as of the balance sheet date. The Company expects to reclassify into earnings from accumulated other comprehensive income (loss) the remaining value related to de-designating commodity derivative instruments over the next 3 months.

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

Certain of Fidelity's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of the derivative instruments in liability positions. The aggregate fair value of Fidelity's derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2014 and 2013, and December 31, 2013, were $44,000, $9.9 million and $7.5 million, respectively. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on September 30, 2014 and 2013, and December 31, 2013, were $44,000, $9.9 million and $7.5 million, respectively.

Centennial
Centennial has historically entered into interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. As of September 30, 2014 and 2013, and December 31, 2013, Centennial had no outstanding interest rate swap agreements.

Fidelity and Centennial
The gains and losses on derivative instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Commodity derivatives designated as cash flow hedges:
Amount of loss recognized in accumulated other comprehensive loss (effective portion), net of tax	$—	$—	$—	$(6,153)
Amount of (gain) loss reclassified from accumulated other comprehensive loss into operating revenues (effective portion), net of tax	(18)	(634)	140	(4,349)
Amount of loss recognized in operating revenues (ineffective portion), before tax	—	—	—	(1,422)

Interest rate derivatives designated as cash flow hedges:
Amount of gain recognized in accumulated other comprehensive loss (effective portion), net of tax	—	—	—	559
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	100	124	299	671
Amount of loss recognized in interest expense (ineffective portion), before tax	—	—	—	(769)

Commodity derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in operating revenues, before tax	28,755	(12,594)	16,847	(3,957)

Over the next 12 months net losses of approximately $553,000 (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, as the hedged transactions affect earnings.

The location and fair value of the gross amount of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2014	Fair Value at September 30, 2013	Fair Value at December 31, 2013
		(In thousands)
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	$11,322	$4,373	$1,447
	Other assets - noncurrent	259	1,771	503
Total asset derivatives		$11,581	$6,144	$1,950

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2014	Fair Value at September 30, 2013	Fair Value at December 31, 2013
		(In thousands)
Not designated as hedges:
Commodity derivatives	Commodity derivative instruments	$44	$9,740	$7,483
	Other liabilities - noncurrent	—	149	—
Total liability derivatives		$44	$9,889	$7,483

All of the Company's commodity derivative instruments at September 30, 2014 and 2013, and December 31, 2013, were subject to legally enforceable master netting agreements. However, the Company's policy is to not offset fair value amounts for derivative instruments and, as a result, the Company's derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. The gross derivative assets and liabilities (excluding settlement receivables and payables that may be subject to the same master netting agreements) presented on the Consolidated Balance Sheets and the amount eligible for offset under the master netting agreements is presented in the following table:

September 30, 2014	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$11,581	$(44)	$11,537
Total assets	$11,581	$(44)	$11,537
Liabilities:
Commodity derivatives	$44	$(44)	$—
Total liabilities	$44	$(44)	$—

September 30, 2013	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$6,144	$(4,939)	$1,205
Total assets	$6,144	$(4,939)	$1,205
Liabilities:
Commodity derivatives	$9,889	$(4,939)	$4,950
Total liabilities	$9,889	$(4,939)	$4,950

December 31, 2013	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$1,950	$(1,950)	$—
Total assets	$1,950	$(1,950)	$—
Liabilities:
Commodity derivatives	$7,483	$(1,950)	$5,533
Total liabilities	$7,483	$(1,950)	$5,533

Note 16 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $63.6 million, $58.1 million and $62.4 million, at September 30, 2014 and 2013, and December 31, 2013, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $800,000 for the three months ended September 30, 2014, and the net unrealized gain on these investments was $1.2 million for the nine months ended September 30, 2014, respectively. The net unrealized gains on these investments were $4.1 million and $9.2 million for the three and nine months ended September 30, 2013, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

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

September 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,838	$71	$(8)	$7,901
U.S. Treasury securities	2,368	8	(2)	2,374
Total	$10,206	$79	$(10)	$10,275

September 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,051	$70	$(20)	$8,101
U.S. Treasury securities	1,912	15	(4)	1,923
Total	$9,963	$85	$(24)	$10,024

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,151	$69	$(27)	$8,193
U.S. Treasury securities	1,906	15	(4)	1,917
Total	$10,057	$84	$(31)	$10,110

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the nine months ended September 30, 2014 and 2013, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
	(In thousands)
Assets:
Money market funds	$—	$19,687	$—	$19,687
Insurance contract*	—	63,578	—	63,578
Available-for-sale securities:
Mortgage-backed securities	—	7,901	—	7,901
U.S. Treasury securities	—	2,374	—	2,374
Commodity derivative instruments	—	11,581	—	11,581
Total assets measured at fair value	$—	$105,121	$—	$105,121
Liabilities:
Commodity derivative instruments	$—	$44	$—	$44
Total liabilities measured at fair value	$—	$44	$—	$44
*  The insurance contract invests approximately 21 percent in common stock of mid-cap companies, 17 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies, 32 percent in fixed-income investments and 1 percent in cash equivalents.

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

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2014	$2,210,557	$2,332,887
Long-term debt at September 30, 2013	$2,011,896	$2,106,887
Long-term debt at December 31, 2013	$1,854,563	$1,912,590

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Note 17 - Long-term debt
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

Centennial entered into two separate two year $125.0 million term loan agreements with variable interest rates on March 31, 2014 and April 2, 2014, respectively. These agreements contain customary covenants and default provisions, including covenants not to permit, as of the end of any fiscal quarter, the ratio of Centennial's total debt to total capitalization to be greater than 65 percent. The covenants also include certain limitations on subsidiary indebtedness and restrictions on the sale of certain assets and on the making of certain loans and investments. On August 6, 2014, Centennial paid all of the outstanding borrowings under one of the two year term loan agreements and all the outstanding borrowings under the remaining two year term loan agreement were paid on October 2, 2014.
In addition, borrowings outstanding that were classified as long-term debt under the Company’s and Centennial’s commercial paper programs totaled $293.5 million at September 30, 2014, compared to $153.9 million at December 31, 2013, respectively.

Note 18 - Equity
A summary of the changes in equity was as follows:

Nine Months Ended September 30, 2014	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$2,823,164	$32,738	$2,855,902
Net income (loss)	213,978	(2,390)	211,588
Other comprehensive income	1,173	—	1,173
Dividends declared on preferred stocks	(514)	—	(514)
Dividends declared on common stock	(102,461)	—	(102,461)
Stock-based compensation	4,257	—	4,257
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	(5,564)	—	(5,564)
Net tax benefit on stock-based compensation	4,729	—	4,729
Issuance of common stock	144,493	—	144,493
Contribution from noncontrolling interest	—	44,900	44,900
Balance at September 30, 2014	$3,083,255	$75,248	$3,158,503

Nine Months Ended September 30, 2013	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2012	$2,648,248	$—	$2,648,248
Net income (loss)	187,484	(204)	187,280
Other comprehensive loss	(8,216)	—	(8,216)
Dividends declared on preferred stocks	(514)	—	(514)
Dividends declared on common stock	(97,720)	—	(97,720)
Stock-based compensation	3,730	—	3,730
Net tax deficit on stock-based compensation	(1,419)	—	(1,419)
Contribution from noncontrolling interest	—	19,101	19,101
Balance at September 30, 2013	$2,731,593	$18,897	$2,750,490

Note 19 - Business segment data
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

The exploration and production segment is engaged in oil and natural gas development and production activities in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States. For more information regarding this segment, see Note 23.

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

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2013 Annual Report. Information on the Company's businesses was as follows:

Three Months Ended September 30, 2014	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$68,936	$—	$9,162
Natural gas distribution	96,185	—	(12,252)
Pipeline and energy services	46,415	4,334	5,060
	211,536	4,334	1,970
Exploration and production	147,677	8,130	34,750
Construction materials and contracting	740,496	6,322	55,218
Construction services	270,313	16,420	9,876
Other	433	2,601	2,746
	1,158,919	33,473	102,590
Intersegment eliminations	—	(37,807)	(1,522)
Total	$1,370,455	$—	$103,038

Three Months Ended September 30, 2013	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$68,314	$—	$11,417
Natural gas distribution	77,417	—	(11,204)
Pipeline and energy services	46,372	4,906	5,310
	192,103	4,906	5,523
Exploration and production	119,234	10,714	17,434
Construction materials and contracting	706,982	7,422	49,159
Construction services	267,038	3,097	12,154
Other	425	1,859	1,217
	1,093,679	23,092	79,964
Intersegment eliminations	—	(27,998)	(1,202)
Total	$1,285,782	$—	$84,285

Nine Months Ended September 30, 2014	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$207,732	$—	$28,018
Natural gas distribution	616,496	—	10,516
Pipeline and energy services	133,541	30,497	15,198
	957,769	30,497	53,732
Exploration and production	393,653	39,269	74,869
Construction materials and contracting	1,339,371	18,445	42,199
Construction services	815,313	27,431	40,751
Other	1,248	6,069	4,618
	2,549,585	91,214	162,437
Intersegment eliminations	—	(121,711)	(2,705)
Total	$3,507,354	$—	$213,464

Nine Months Ended September 30, 2013	External Operating Revenues	Inter- segment Operating Revenues	Earnings on Common Stock
	(In thousands)
Electric	$189,949	$—	$25,652
Natural gas distribution	536,756	—	15,420
Pipeline and energy services	116,965	31,623	1,247
	843,670	31,623	42,319
Exploration and production	371,648	33,083	70,713
Construction materials and contracting	1,287,305	24,673	38,602
Construction services	774,103	7,011	36,733
Other	1,254	5,516	1,862
	2,434,310	70,283	147,910
Intersegment eliminations	—	(101,906)	(3,259)
Total	$3,277,980	$—	$186,970

Earnings from electric, natural gas distribution and pipeline and energy services are substantially all from regulated operations. Earnings from exploration and production, construction materials and contracting, construction services and other are all from nonregulated operations.

Note 20 - Employee benefit plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
Three Months Ended September 30,	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$32	$39	$379	$419
Interest cost	4,420	4,062	919	804
Expected return on assets	(5,304)	(4,979)	(1,154)	(1,086)
Amortization of prior service cost (credit)	18	18	(348)	(364)
Amortization of net actuarial loss	1,217	1,793	162	327
Net periodic benefit cost (credit), including amount capitalized	383	933	(42)	100
Less amount capitalized	27	157	(65)	47
Net periodic benefit cost	$356	$776	$23	$53

			Other
			Postretirement
	Pension Benefits		Benefits
Nine Months Ended September 30,	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$96	$116	$1,138	$1,257
Interest cost	13,265	12,186	2,701	2,411
Expected return on assets	(15,913)	(14,937)	(3,463)	(3,258)
Amortization of prior service cost (credit)	54	54	(1,044)	(1,092)
Amortization of net actuarial loss	3,651	5,373	486	1,405
Net periodic benefit cost (credit), including amount capitalized	1,153	2,792	(182)	723
Less amount capitalized	195	425	(55)	137
Net periodic benefit cost (credit)	$958	$2,367	$(127)	$586

In addition to the qualified plan defined pension benefits reflected in the table, the Company has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2014, was $1.7 million and $5.0 million, respectively. The Company's net periodic benefit cost for this plan for the three and nine months ended September 30, 2013, was $1.8 million and $5.5 million, respectively.

Note 21 - Regulatory matters and revenues subject to refund
On April 8, 2014, Montana-Dakota submitted a request to the NDPSC to update the environmental cost recovery rider to reflect actual costs incurred through February 2014 and projected costs through June 2015 related to the recovery of Montana-Dakota's share of the costs resulting from the environmental retrofit required to be installed at the Big Stone Station. The NDPSC approved the proposed rider on July 10, 2014, reflecting an annual amount of $8.6 million to be recovered under the rider. The rider was effective with service rendered on and after July 15, 2014.

On February 27, 2014, Montana-Dakota filed an application with the NDPSC for approval of an electric generation resource recovery rider for recovery of Montana-Dakota's investment in the recently constructed 88-MW simple-cycle natural gas turbine and associated facilities near Mandan, ND. Montana-Dakota requested recovery of $7.4 million annually or approximately 4.6 percent above current rates. Advance determination of prudence and a certificate of public convenience and necessity were received from the NDPSC on April 11, 2012. On March 12, 2014, the NDPSC suspended the filing pending further review. The NDPSC held a hearing regarding this matter on May 28, 2014. On August 20, 2014, the NDPSC approved a settlement agreement reached with the NDPSC staff on May 20, 2014, as amended July 25, 2014, which provides for establishing a generation resource recovery rider and a provision to recover costs associated with a pipeline to the facility through the fuel and purchased power adjustment mechanism. As part of the settlement, the requested recovery for the 88-MW simple-cycle natural gas turbine was established with Montana-Dakota withdrawing the initial rate adjustment and allowing Montana-Dakota the right to file and implement an adjustment within 30 days of filing upon a reasonable showing that the expected return is below a specified return on equity. The settlement also provides for sharing of earnings received by Montana-Dakota in 2014 over a specified return on equity.

On August 11, 2014, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total increase of approximately $3.0 million annually or approximately 3.6 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, depreciation and taxes associated with the increased investment as well as an increase in Montana-Dakota's operation and maintenance expenses. Montana-Dakota requested an interim increase, subject to refund, of $2.2 million or approximately 2.6 percent, which is pending before the MTPSC.

On October 3, 2014, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase. Montana-Dakota requested a total increase of approximately $788,000 annually or approximately 4.1 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities and the associated operation and maintenance expenses, depreciation and taxes associated with the increase in investment.

On October 31, 2013, WBI Energy Transmission filed a general natural gas rate change application with the FERC based on an increase in investments of $312 million, increased operating costs, and the effect of lower storage and off system volumes. On April 30, 2014, WBI Energy Transmission reached a settlement in principle with FERC Trial Staff and all active parties to resolve the rate case. WBI Energy Transmission filed settlement rates to take effect on an interim basis, effective May 1, 2014, pending final approval of the settlement. On June 4, 2014, WBI Energy Transmission submitted to the FERC an Uncontested Offer of Settlement. On June 11, 2014, the Presiding Administrative Law Judge issued a Certification of Uncontested Settlement recommending FERC approval of the settlement without modification. On August 11, 2014, the FERC issued an order approving the settlement without modification and the resulting rates were approved to be effective May 1, 2014. No parties to the proceeding requested rehearing of the order, which is now final. Based on the adjusted base period volumes filed in the case, the annual increase in revenues is approximately $11.5 million.

Note 22 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. The Company had accrued liabilities of $31.9 million, $30.8 million and $29.5 million for contingencies, including litigation, production taxes, royalty claims and environmental matters, at September 30, 2014 and 2013, and December 31, 2013, respectively, which include amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

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

On May 15, 2013, Austin Holdings, LLC filed an action against Fidelity in Wyoming State District Court alleging Fidelity violated the Wyoming Royalty Payment Act and implied lease covenants by deducting production costs from and by failing to properly report and pay royalties for coalbed methane gas production in Wyoming. The plaintiff, in addition to declaratory and injunctive relief, seeks class certification for similarly situated persons and an unspecified amount of monetary damages on behalf of the class for unpaid royalties, interest, reporting violations and attorney fees. Fidelity believes it has meritorious defenses against class certification and the claims. The Company intends to resolve this matter through settlement or continuation of the Wyoming State District Court litigation.

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

The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ released a staff report in September 2014, which recommends a cleanup alternative for the site. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent. Cascade has accrued $1.7 million for remediation of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012. Cascade received an order reauthorizing the deferred accounting for the 12 months starting November 30, 2013.

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

Guarantees
In connection with the sale of the Brazilian Transmission Lines, as discussed in Note 13, Centennial has agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines.

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap agreement obligations. There is no fixed maximum amount guaranteed in relation to the oil and natural gas swap agreements as the amount of the obligation is dependent upon oil and natural gas commodity prices. The amount of derivative activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap agreements at September 30, 2014, expire in the years ranging from 2014 to 2015; however, Fidelity continues to enter into additional derivative instruments and, as a result, WBI Holdings from time to time may issue additional guarantees on these derivative instruments. There were no amounts outstanding by Fidelity at September 30, 2014. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At September 30, 2014, the fixed maximum amounts guaranteed under these agreements aggregated $114.3 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $19.4 million in 2014; $75.1 million in 2015; $700,000 in 2016; $600,000 in 2017; $500,000 in 2018; $500,000 in 2019; $13.5 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $200,000 and was reflected on the Consolidated Balance Sheet at September 30, 2014. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2014, the fixed maximum amounts guaranteed under these letters of credit, aggregated $39.0 million. In 2014 and 2015, $8.2 million and $30.8 million, respectively, of letters of credit are scheduled to expire. There were no amounts outstanding under the above letters of credit at September 30, 2014.

WBI Holdings has an outstanding guarantee to WBI Energy Transmission. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At September 30, 2014, the fixed maximum amount guaranteed under this agreement was $4.0 million and is scheduled to expire in 2016. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.0 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at September 30, 2014, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at September 30, 2014.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2014, approximately $387.0 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Variable interest entities
The Company evaluates its arrangements and contracts with other entities to determine if they are VIEs and if so, if the Company is the primary beneficiary.

Dakota Prairie Refining, LLC On February 7, 2013, WBI Energy and Calumet formed a limited liability company, Dakota Prairie Refining, and entered into an operating agreement to develop, build and operate Dakota Prairie Refinery in southwestern North Dakota. WBI Energy and Calumet each have a 50 percent ownership interest in Dakota Prairie Refining. WBI Energy's and Calumet's capital commitments, based on a total project cost of $300.0 million, under the agreement are $150.0 million and $75.0 million, respectively. Capital commitments in excess of $300.0 million are expected to be shared equally between WBI Energy and Calumet. The total project cost is currently estimated at approximately $360 million. Dakota Prairie Refining entered into a term loan for project debt financing of $75.0 million on April 22, 2013. The operating agreement provides for allocation of profits and losses consistent with ownership interests; however, deductions attributable to project financing debt will be allocated to Calumet. Calumet's future cash distributions from Dakota Prairie Refining will be decreased by the principal and interest to be paid on the project debt, while the cash distributions to WBI Energy will not be decreased. Pursuant to the operating agreement, Centennial agreed to guarantee Dakota Prairie Refining's obligation under the term loan.

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

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,723	$23,146	$4,774
Accounts receivable	150	1	—
Other current assets	4,187	25	26
Total current assets	21,060	23,172	4,800
Net property, plant and equipment	314,551	123,297	172,073
Total assets	$335,611	$146,469	$176,873
LIABILITIES
Current liabilities:
Long-term debt due within one year	$3,000	$3,000	$3,000
Accounts payable	36,541	20,313	8,904
Taxes payable	323	—	5
Accrued compensation	617	—	26
Other accrued liabilities	633	363	461
Total current liabilities	41,114	23,676	12,396
Long-term debt	69,000	72,000	72,000
Total liabilities	$110,114	$95,676	$84,396

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

At September 30, 2014, Coyote Creek was not yet operational. The assets and liabilities of Coyote Creek and exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, at September 30, 2014, was $12.0 million.

Note 23 - Subsequent Events
On September 24, 2014, Knife River provided notice to the plan administrator under one of the multiemployer pension plans to which Knife River is a party that it was withdrawing from the plan effective October 26, 2014. The plan administrator will determine Knife River's withdrawal liability, which the Company currently estimates at approximately $14 million (approximately $8.4 million after tax). Actual withdrawal liability costs may be significantly different.

On October 31, 2014, the Company’s board of directors approved a plan to market the Company’s Fidelity assets and potentially exit the oil and natural gas exploration and production business. During the marketing and sales process, Fidelity intends to focus on production and continue to develop its acreage. The Company believes that the potential sale of the Fidelity assets will allow it to focus on growing its utility, pipeline and construction businesses and lower its overall business-risk profile.

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

•	The development of projects that are accretive to earnings per share and return on invested capital

•	Divestiture of non-strategic assets to fund capital growth projects throughout the Company

The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper facilities, revolving credit facilities and the issuance from time to time of debt and equity securities. For more information on the Company's net capital expenditures, see Liquidity and Capital Commitments.

The key strategies for each of the Company's business segments and certain related business challenges are summarized below. For a summary of the Company's business segments, see Note 19.

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

Exploration and Production
Strategy The Company intends to market and potentially sell its exploration and production business. Until such sale is accomplished, this segment will apply technology and utilize existing expertise to increase production and reserves from existing leaseholds. By optimizing existing operations, this segment is focused on balancing its oil and natural gas commodity mix to maximize profitability.

Challenges Risks and uncertainties associated with the marketing and potential sale of the Fidelity assets; volatility in natural gas and oil prices; timely receipt of necessary permits and approvals; environmental and regulatory requirements; recruitment and retention of a skilled workforce; availability of drilling rigs, materials, auxiliary equipment and industry-related field services; utilizing appropriate technologies; inflationary pressure on development and operating costs; irregularities in geological formations; and competition from other exploration and production companies are ongoing challenges for this segment.

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

Earnings Overview
The following table summarizes the contribution to consolidated earnings by each of the Company's businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, where applicable)
Electric	$9.2	$11.4	$28.0	$25.7
Natural gas distribution	(12.3)	(11.2)	10.5	15.4
Pipeline and energy services	5.1	5.3	15.2	1.3
Exploration and production	34.7	17.4	74.9	70.7
Construction materials and contracting	55.2	49.2	42.2	38.6
Construction services	9.9	12.2	40.8	36.7
Other	2.7	1.3	4.1	2.1
Intersegment eliminations	(1.5)	(1.2)	(2.7)	(3.3)
Earnings before discontinued operations	103.0	84.4	213.0	187.2
Income (loss) from discontinued operations, net of tax	—	(.1)	.5	(.2)
Earnings on common stock	$103.0	$84.3	$213.5	$187.0
Earnings per common share – basic:
Earnings before discontinued operations	$.53	$.45	$1.11	$.99
Discontinued operations, net of tax	—	—	—	—
Earnings per common share – basic	$.53	$.45	$1.11	$.99
Earnings per common share – diluted:
Earnings before discontinued operations	$.53	$.44	$1.11	$.99
Discontinued operations, net of tax	—	—	—	—
Earnings per common share – diluted	$.53	$.44	$1.11	$.99

Three Months Ended September 30, 2014 and 2013 Consolidated earnings for the quarter ended September 30, 2014, increased $18.7 million (22 percent) from the comparable prior period largely due to:

•
Unrealized gain on commodity derivatives of $18.1 million (after tax) in 2014 compared to an unrealized loss on commodity derivatives of $7.9 million (after tax) in 2013, a gain of $3.0 million (after tax) resulting from a lower realized commodity derivative loss in 2014 compared to 2013, partially offset by lower average realized oil prices at the exploration and production business

•	Higher construction workloads and margins, higher ready-mixed concrete margins and volumes, as well as higher income tax benefits at the construction materials and contracting business

Partially offsetting these increases were:

•
Higher selling, general and administrative expense and lower margins in the Western region, offset in part by higher workloads and margins in the Mountain region as well as higher electrical supply sales and margins at the construction services business

•	Higher operation and maintenance expense and higher interest expense at the electric business

Nine Months Ended September 30, 2014 and 2013 Consolidated earnings for the nine months ended September 30, 2014, increased $26.5 million (14 percent) from the comparable prior period largely due to:

•
The absence of the 2013 natural gas gathering asset impairment of $9.0 million (after tax), as well as higher earnings from the Company's interest in the Pronghorn oil and natural gas gathering and processing assets at the pipeline and energy services business

•
Increased oil production, higher average realized natural gas prices and an unrealized gain on commodity derivatives of $10.7 million (after tax) in 2014 compared to an unrealized loss on commodity derivatives of $3.4 million (after tax) in 2013, partially offset by decreased natural gas production, a loss of $11.2 million (after tax) resulting from a higher realized commodity derivative loss in 2014 compared to 2013, higher depreciation, depletion and amortization expense, lower average realized oil prices and higher lease operating expenses at the exploration and production business

•	Higher workloads and margins in the Western region and higher margins in the Central region at the construction services business

•
Higher aggregate margins and volumes, higher ready-mixed concrete volumes and margins, higher asphalt margins and higher income tax benefits, partially offset by lower construction margins at the construction materials and contracting business

Partially offsetting these increases were higher operation and maintenance expense, the absence of the March 2013 $2.8 million (after tax) gain on the sale of Montana-Dakota's nonregulated appliance service and repair business and higher depreciation, depletion and amortization expense; partially offset by higher retail sales margins at the natural gas distribution business.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.

Electric

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, where applicable)
Operating revenues	$69.0	$68.3	$207.8	$189.9
Operating expenses:
Fuel and purchased power	19.2	20.0	66.8	59.8
Operation and maintenance	21.4	19.5	60.4	56.4
Depreciation, depletion and amortization	8.8	8.1	25.9	24.6
Taxes, other than income	2.8	2.7	8.4	8.4
	52.2	50.3	161.5	149.2
Operating income	16.8	18.0	46.3	40.7
Earnings	$9.2	$11.4	$28.0	$25.7
Retail sales (million kWh)	769.5	795.2	2,420.0	2,329.4
Average cost of fuel and purchased power per kWh	$.023	$.024	$.026	$.024

Three Months Ended September 30, 2014 and 2013 Electric earnings decreased $2.2 million (20 percent) due to:

•	Higher operation and maintenance expense, which includes $1.5 million (after tax) primarily related to higher payroll and benefit-related costs and contract services

•	Higher interest expense, which includes $700,000 (after tax) due to higher long-term debt

•	Higher depreciation, depletion and amortization expense of $400,000 (after tax), primarily related to increased property, plant and equipment balances

Partially offsetting these decreases were higher retail sales margins, primarily due to the recovery of costs of environmental upgrades, reduced in part by decreased sales volumes of 3 percent, primarily to residential customers.

Nine Months Ended September 30, 2014 and 2013 Electric earnings increased $2.3 million (9 percent) due to:

•	Higher retail sales margins, the result of higher rates, primarily due to the recovery of costs of environmental upgrades; and increased sales volumes of 4 percent to all customer classes

•	Higher other income, which includes $1.1 million (after tax) largely related to allowance for funds used during construction

Partially offsetting these increases were:

•	Higher operation and maintenance expense, which includes $2.9 million (after tax) primarily related to higher benefit-related costs and contract services

•	Higher interest expense, which includes $1.1 million (after tax), as previously discussed

•	Higher depreciation, depletion and amortization expense of $800,000 (after tax), as previously discussed

Natural Gas Distribution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, where applicable)
Operating revenues	$96.2	$77.5	$616.5	$536.8
Operating expenses:
Purchased natural gas sold	50.0	36.5	396.3	323.5
Operation and maintenance	38.0	35.1	111.8	104.9
Depreciation, depletion and amortization	13.7	12.7	40.6	37.3
Taxes, other than income	7.7	7.3	35.4	32.9
	109.4	91.6	584.1	498.6
Operating income (loss)	(13.2)	(14.1)	32.4	38.2
Earnings (loss)	$(12.3)	$(11.2)	$10.5	$15.4
Volumes (MMdk):
Sales	8.8	7.6	68.8	67.7
Transportation	36.9	37.0	106.1	105.6
Total throughput	45.7	44.6	174.9	173.3
Degree days (% of normal)*
Montana-Dakota/Great Plains	88%	34%	106%	101%
Cascade	64%	74%	91%	92%
Intermountain	84%	89%	96%	109%
Average cost of natural gas, including transportation, per dk	$5.68	$4.84	$5.76	$4.78
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended September 30, 2014 and 2013 The natural gas distribution business experienced a seasonal loss of $12.3 million compared to a seasonal loss of $11.2 million a year ago (a 9 percent higher loss). The decline was the result of:

•	Higher operation and maintenance expense, which includes $2.2 million (after tax) largely related to increased payroll and benefit-related costs

•	The absence of a 2013 favorable resolution of a state income tax matter of $1.0 million (after tax)

•	Higher depreciation, depletion and amortization expense of $700,000 (after tax), primarily resulting from increased property, plant and equipment balances

Partially offsetting these decreases were higher retail sales margins, largely resulting from approved rate increases effective in late 2013 as well as higher natural gas retail sales volumes.

Nine Months Ended September 30, 2014 and 2013 Natural gas distribution earnings decreased $4.9 million (32 percent) due to:

•	Higher operation and maintenance expense, which includes $4.9 million (after tax) largely related to higher payroll and benefit-related costs and higher contract services

•	The absence of the March 2013 $2.8 million (after tax) gain on the sale of Montana-Dakota's nonregulated appliance service and repair business

•	Higher depreciation, depletion and amortization expense of $2.1 million (after tax), as previously discussed

•	The absence of a 2013 favorable resolution of a state income tax matter of $1.0 million (after tax)

Partially offsetting these decreases were:

•	Higher retail sales margins, largely resulting from approved rate increases effective in late 2013

•	Higher other income, which includes $1.2 million (after tax) largely related to allowance for funds used during construction

Pipeline and Energy Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Operating revenues	$50.7	$51.3	$164.0	$148.6
Operating expenses:
Purchased natural gas sold	9.9	14.0	49.1	42.6
Operation and maintenance	20.7	16.1	54.4	65.3	*
Depreciation, depletion and amortization	7.4	7.1	21.7	22.0
Taxes, other than income	3.4	3.3	9.9	10.3
	41.4	40.5	135.1	140.2
Operating income	9.3	10.8	28.9	8.4
Earnings	$5.1	$5.3	$15.2	$1.3	*
Transportation volumes (MMdk)	60.5	52.1	166.3	129.2
Natural gas gathering volumes (MMdk)	9.6	10.6	28.7	30.5
Customer natural gas storage balance (MMdk):
Beginning of period	11.4	25.2	26.7	43.7
Net injection (withdrawal)	7.0	12.9	(8.3)	(5.6)
End of period	18.4	38.1	18.4	38.1
* Reflects an impairment of coalbed natural gas gathering assets of $14.5 million ($9.0 million after tax).

Three Months Ended September 30, 2014 and 2013 Pipeline and energy services earnings decreased $200,000 (5 percent) due to:

•
Higher operation and maintenance expense (excluding Pronghorn-related expense), which includes $1.8 million (after tax) largely higher payroll and benefit-related costs at existing operations and start-up costs related to Dakota Prairie Refinery

•	Lower storage services earnings of $900,000 (after tax), largely due to lower average storage balances and lower rates

•	Lower earnings of $200,000 (after tax), due to lower volumes transported to storage, offset in large part by increased off-system volumes

Partially offsetting the earnings decrease were:

•	Higher earnings of $1.7 million (after tax) due to increased transportation rates, primarily due to a rate case settlement

•	Higher earnings from the Company's interest in the Pronghorn oil and natural gas gathering and processing assets, primarily due to higher volumes

Nine Months Ended September 30, 2014 and 2013 Pipeline and energy services recognized earnings of $15.2 million compared to earnings of $1.3 million for the comparable prior period due to:

•	Absence of the 2013 natural gas gathering asset impairment of $9.0 million (after tax)

•	Higher earnings from the Company's interest in the Pronghorn oil and natural gas gathering and processing assets, primarily due to higher volumes and prices

•	Higher earnings of $3.5 million (after tax) due to increased transportation rates and volumes

Partially offsetting these increases were:

•	Lower storage services earnings of $2.2 million (after tax), largely due to lower average storage balances and lower rates

•
Higher operation and maintenance expense (excluding the asset impairment and Pronghorn-related expense), which includes $700,000 (after tax) largely related to higher start-up costs due to Dakota Prairie Refinery, partially offset by lower legal-related costs at existing operations

Results also reflect higher operating revenues and higher purchased natural gas sold, both related to higher natural gas prices.

Exploration and Production

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, where applicable)
Operating revenues:
Oil	$106.4	$121.4	$347.2	$327.3
NGL	6.1	7.6	19.3	21.3
Natural gas	16.3	20.1	68.4	62.5
Realized loss on commodity derivatives	(1.8)	(6.6)	(18.8)	(1.0)
Unrealized gain (loss) on commodity derivatives	28.8	(12.6)	16.8	(5.4)
	155.8	129.9	432.9	404.7
Operating expenses:
Operation and maintenance:
Lease operating costs	22.0	20.6	70.0	63.4
Gathering and transportation	3.0	3.5	8.5	12.1
Other	10.5	12.5	34.1	32.9
Depreciation, depletion and amortization	53.0	49.6	155.4	137.8
Taxes, other than income:
Production and property taxes	11.7	13.3	38.8	37.1
Other	.1	.2	.8	.9
	100.3	99.7	307.6	284.2
Operating income	55.5	30.2	125.3	120.5
Earnings	$34.7	$17.4	$74.9	$70.7
Production:
Oil (MBbls)	1,251	1,252	3,897	3,571
NGL (MBbls)	170	196	501	588
Natural gas (MMcf)	5,336	7,302	16,369	21,002
Total production (MBOE)	2,309	2,664	7,126	7,659
Average realized prices (excluding realized and unrealized gain/loss on commodity derivatives):
Oil (per Bbl)	$85.10	$97.00	$89.10	$91.64
NGL (per Bbl)	$35.81	$39.02	$38.54	$36.24
Natural gas (per Mcf)	$3.06	$2.75	$4.18	$2.98
Average realized prices (including realized gain/loss on commodity derivatives):
Oil (per Bbl)	$83.54	$91.03	$85.50	$91.13
NGL (per Bbl)	$35.81	$39.02	$38.54	$36.24
Natural gas (per Mcf)	$3.09	$2.87	$3.88	$3.02
Average depreciation, depletion and amortization rate, per BOE	$22.10	$17.90	$20.98	$17.25
Production costs, including taxes, per BOE:
Lease operating costs	$9.54	$7.74	$9.82	$8.28
Gathering and transportation	1.31	1.33	1.19	1.58
Production and property taxes	5.06	4.98	5.45	4.85
	$15.91	$14.05	$16.46	$14.71

Three Months Ended September 30, 2014 and 2013 Exploration and production earnings increased $17.3 million (99 percent) due to:

•	Unrealized gain on commodity derivatives of $18.1 million (after tax) in 2014 compared to an unrealized loss on commodity derivatives of $7.9 million (after tax) in 2013

•	A gain of $3.0 million (after tax) resulting from a lower realized commodity derivative loss in 2014 compared to 2013

•	Income tax changes, which includes $1.6 million largely the result of higher income tax benefits

•	Higher average realized natural gas prices of 11 percent, excluding gain/loss on commodity derivatives

•	Lower production taxes of $1.0 million (after tax), largely related to lower oil prices and lower natural gas production

Partially offsetting these increases were:

•	Lower average realized oil prices of 12 percent, excluding gain/loss on commodity derivatives

•	Decreased natural gas production of 27 percent, largely due to the sale of non-strategic assets

•	Higher depreciation, depletion and amortization expense of $2.1 million (after tax), due to higher depletion rates, partially offset by lower volumes

•	Higher lease operating expenses of $900,000 (after tax), primarily in the Paradox Basin

Nine Months Ended September 30, 2014 and 2013 Exploration and production earnings increased $4.2 million (6 percent) due to:

•	Increased oil production of 9 percent, primarily related to the Powder River Basin acquisition and drilling activity in the Paradox Basin

•	Higher average realized natural gas prices of 40 percent, excluding gain/loss on commodity derivatives

•	Unrealized gain on commodity derivatives of $10.7 million (after tax) in 2014 compared to an unrealized loss on commodity derivatives of $3.4 million (after tax) in 2013

Partially offsetting these increases were:

•	Decreased natural gas production of 22 percent, largely due to the sale of non-strategic assets

•	A loss of $11.2 million (after tax) resulting from a higher realized commodity derivative loss in 2014 compared to 2013

•	Higher depreciation, depletion and amortization expense of $11.1 million (after tax), due to higher depletion rates, partially offset by lower volumes

•	Lower average realized oil prices of 3 percent, excluding gain/loss on commodity derivatives

•	Higher lease operating expenses of $4.2 million (after tax), primarily in the Paradox Basin and Bakken areas

Construction Materials and Contracting

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Operating revenues	$746.8	$714.4	$1,357.8	$1,312.0
Operating expenses:
Operation and maintenance	627.9	600.9	1,197.0	1,148.8
Depreciation, depletion and amortization	17.0	19.0	52.0	56.7
Taxes, other than income	11.8	11.6	30.7	30.7
	656.7	631.5	1,279.7	1,236.2
Operating income	90.1	82.9	78.1	75.8
Earnings	$55.2	$49.2	$42.2	$38.6
Sales (000's):
Aggregates (tons)	10,166	9,902	19,966	19,012
Asphalt (tons)	3,208	3,311	4,866	4,978
Ready-mixed concrete (cubic yards)	1,233	1,132	2,637	2,458

Three Months Ended September 30, 2014 and 2013 Construction materials and contracting earnings increased $6.0 million (12 percent) due to:

•	Higher earnings of $2.1 million (after tax) resulting from higher construction workloads and margins

•	Higher earnings of $1.8 million (after tax) resulting from ready-mixed concrete margins and volumes

•	Income tax changes, which includes $1.4 million largely the result of higher income tax benefits

•	Higher earnings resulting from higher asphalt margins

Nine Months Ended September 30, 2014 and 2013 Construction materials and contracting earnings increased $3.6 million (9 percent) due to:

•	Higher earnings of $2.2 million (after tax) resulting from higher aggregate margins and volumes

•	Higher earnings of $1.9 million (after tax) resulting from higher ready-mixed concrete volumes and margins

•	Higher earnings of $1.5 million (after tax) resulting from higher asphalt margins

•	Income tax changes, which includes $1.3 million, as previously discussed

•	Higher earnings resulting from higher other product line volumes and margins

Partially offsetting these increases were:

•	Lower earnings of $2.7 million (after tax) resulting from lower construction margins

•	Higher selling, general and administrative expense of $2.0 million (after tax), primarily due to higher benefit-related costs

Construction Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Operating revenues	$286.7	$270.1	$842.8	$781.1
Operating expenses:
Operation and maintenance	258.6	238.8	739.2	683.2
Depreciation, depletion and amortization	3.2	3.0	9.6	8.9
Taxes, other than income	8.0	7.3	26.6	25.3
	269.8	249.1	775.4	717.4
Operating income	16.9	21.0	67.4	63.7
Earnings	$9.9	$12.2	$40.8	$36.7

Three Months Ended September 30, 2014 and 2013 Construction services earnings decreased $2.3 million (19 percent) due to:

•	Higher selling, general and administrative expense of $1.9 million (after tax), primarily related to higher payroll-related costs and bad debt expense

•	Lower margins in the Western region

Partially offsetting these decreases were:

•	Higher workloads and margins in the Mountain region

•	Higher electrical supply sales and margins

Nine Months Ended September 30, 2014 and 2013 Construction services earnings increased $4.1 million (11 percent) due to:

•	Higher workloads and margins in the Western region and higher margins in the Central region, primarily related to outside work

•	Higher electrical supply sales and margins

Partially offsetting these increases were higher selling, general and administrative expense of $3.3 million (after tax), primarily related to higher payroll-related costs.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Operating revenues	$3.1	$2.3	$7.3	$6.8
Operating expenses:
Operation and maintenance	(1.4)	(1.4)	1.0	1.2
Depreciation, depletion and amortization	.6	.5	1.6	1.5
Taxes, other than income	—	.1	.1	.2
	(.8)	(.8)	2.7	2.9
Operating income	3.9	3.1	4.6	3.9
Income from continuing operations	2.7	1.3	4.1	2.1
Income (loss) from discontinued operations, net of tax	—	(.1)	.5	(.2)
Earnings	$2.7	$1.2	$4.6	$1.9

Three Months Ended September 30, 2014 and 2013 Other earnings increased $1.5 million, largely resulting from lower income taxes in 2014.

Nine Months Ended September 30, 2014 and 2013 Other earnings increased $2.7 million, including the effects of the vacation of an arbitration award which is included in discontinued operations as discussed in Note 12, and lower income taxes as previously discussed.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Intersegment transactions:
Operating revenues	$37.8	$28.0	$121.7	$101.9
Purchased natural gas sold	12.2	14.7	68.4	60.8
Operation and maintenance	22.9	11.3	48.3	35.7
Depreciation, depletion and amortization	.2	—	.6	—
Earnings on common stock	1.5	1.2	2.7	3.3

For more information on intersegment eliminations, see Note 19.

PROSPECTIVE INFORMATION
The following information highlights the key strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for certain of the Company's businesses. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II, Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2013 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.

MDU Resources Group, Inc.

•
Adjusted earnings per common share for 2014, diluted, are projected in the range of $1.40 to $1.50, excluding discontinued operations and the unrealized gain of $10.7 million (after tax) on commodity derivatives. Including these adjustments, GAAP earnings guidance for 2014 is in the same range. Unrealized commodity derivatives fair values can fluctuate causing actual GAAP earnings to vary accordingly.

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

•	The Company's long-term compound annual growth goals on earnings per share from operations are in the range of 7 to 10 percent.

•	The Company continually seeks opportunities to expand through organic growth opportunities and strategic acquisitions.

•	The Company focuses on creating value through vertical integration between its business units.

•	Estimated gross capital expenditures for 2014 are approximately $1.1 billion. The estimate excludes noncontrolling interest capital expenditures related to Dakota Prairie Refining.

•	The Company announced its intent to market and potentially sell its exploration and production company.

Electric and natural gas distribution

•	Rate base growth is projected to be approximately 9 percent compounded annually over the next five years, including plans for an approximate $1.3 billion capital investment program.

•	Regulatory actions

◦
On July 10, 2014, the NDPSC approved recovery of $8.6 million annually effective July 15, 2014, to reflect actual costs incurred through February 2014 and projected costs through June 2015 for an environmental cost recovery rider related to costs resulting from the retrofit required to be installed at the Big Stone Station. The Company's share of the cost for the installation is approximately $90 million and is expected to be complete in 2015. The NDPSC had earlier approved advance determination of prudence for recovery of costs on the system. For more information, see Note 21.

◦	The Company filed an application August 11, 2014, with the MTPSC for a natural gas rate increase, as discussed in Note 21.

◦
On August 20, 2014, the NDPSC approved a settlement agreement to establish a generation resource recovery rider associated with the 88-MW simple-cycle natural gas turbine and a provision to recover costs associated with a pipeline to the facility through the fuel and purchased power adjustment mechanism. The agreement allows the Company the right to file and implement adjustments if the expected return is below a specified return on equity as well as sharing of earnings in 2014 if earnings exceed the return. The project cost was $77 million and was brought in-service August 5, 2014. The capacity is necessary to meet the requirements of the Company's integrated electric system customers and is a partial replacement for third-party contract capacity expiring in 2015. Advance determination of prudence and a Certificate of Public Convenience and Necessity have been received from the NDPSC. For more information, see Note 21.

◦	The Company filed an application October 3, 2014, with the WYPSC for a natural gas rate increase, as discussed in Note 21.

◦
The Company has planned natural gas rate case filings for Oregon in late 2014 or early 2015 and North Dakota in early 2015. The Company expects to file electric rate cases in Montana and South Dakota in 2015.

•
Investments are being made in 2014 totaling approximately $80 million to serve the growing electric and natural gas customer base associated with the Bakken oil development where customer growth is substantially higher than the national average.

•	The Company is engaged in a 30-mile, approximately $60 million natural gas line project into the Hanford Nuclear Site in Washington.

•
The Company, along with a partner, expects to build a 345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota, about 160 miles. The Company’s share of the cost is estimated at approximately $170 million. The project is a MISO multi-value project. A route application was filed in August 2013 with the state of South Dakota and in October 2013 with the state of North Dakota. A route permit was approved in North Dakota on July 10, 2014, and South

Dakota on August 13, 2014. The South Dakota route permit has been appealed. The Company continues to expect the project to be complete in 2019.

•	The Company is pursuing additional generation projects including renewable resources.

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

Pipeline and energy services

•
The Company, in conjunction with Calumet, formed Dakota Prairie Refining, to develop, build and operate Dakota Prairie Refinery. Construction began on the facility in late March 2013 and is near 90 percent complete. When complete, it will process Bakken crude into diesel, which will be marketed within the Bakken region. Other by-products, naphtha and atmospheric tower bottoms, will be railed to other areas. The total project cost estimate is approximately $360 million, with a projected in-service date in late 2014. EBITDA for the first year of operation is projected to be in the range of $60 million to $80 million, to be shared equally with Calumet.

•
The Company is evaluating the construction of a second 20,000-barrel-per-day diesel topping plant to be located in the Bakken region of North Dakota. A preferred site has been identified and permitting work has begun. A spring 2015 construction start is planned should the evaluation warrant proceeding with a second plant.

•
The Company is developing plans for its Wind Ridge Pipeline project, a 95-mile natural gas pipeline designed to deliver approximately 90 MMcf per day to an announced fertilizer plant near Spiritwood, North Dakota. The project cost is estimated to be approximately $120 million with an in-service date in 2017.

•
The Company is in the process of pursuing capacity commitments on a proposed 375-mile natural gas pipeline from western North Dakota to northwestern Minnesota to transport natural gas to markets in eastern North Dakota, Minnesota, Wisconsin, Michigan and other Midwest markets. The pipeline is expected to provide access to additional markets via interconnections with pipelines owned by Great Lakes Gas Transmission and Viking Gas Transmission in northwestern Minnesota. Initially the pipeline would transport approximately 400 MMcf per day of natural gas and could be expanded to more than 500 MMcf per day. The project investment is estimated to be approximately $650 million.

•
On August 11, 2014, the FERC issued an order approving settlement of new rates effective May 1, 2014. Based on the adjusted base period volumes filed in the case, the annual increase in revenues is approximately $11.5 million. For more information, see Note 21.

•
The Company recently completed connections for the Garden Creek II natural gas processing plant in the Bakken. The Company is also engaged in various natural gas pipeline projects being constructed in 2014, including an expansion of its transmission system to increase capacity to the Black Hills and a now substantially complete 24-mile pipeline and related processing facilities to transport Fidelity's Paradox basin natural gas production. The total cost for these projects is approximately $50 million.

•
The Company continues to pursue expansion of facilities and services offered to customers. Energy development within its geographic region is expanding, most notably in the Bakken area, where the Company owns an extensive natural gas pipeline system. Ongoing energy development is expected to continue to provide growth opportunities for this business.

Exploration and production

•	The Company announced its intent to market and potentially sell its exploration and production company.

•
The Company expects to spend approximately $610 million in gross capital expenditures in 2014, which will be partially offset by the completed sales of certain Mountrail County, North Dakota and South Texas assets.

•
For 2014, the Company expects a 3 to 7 percent increase in oil production. NGL production is expected to decline 20 to 25 percent and natural gas production is expected to be 20 to 25 percent lower compared to a year ago. The declines are primarily the result of the divestment of certain non-strategic natural gas-based properties in 2013 and the divestments of certain Mountrail County and South Texas assets this year. The vast majority of the capital program is focused on growing oil production.

•
The Company has a total of three operated drilling rigs deployed on its acreage with one each in the Bakken, Paradox and East Texas areas. There are two or three non-operated rigs deployed on the Company's Powder River Basin acreage.

•	Recently closed sales of certain Mountrail County and South Texas assets included approximately 1,900 BOPD and 4,100 BOEPD.

•	Bakken areas

◦
The Company owns a total of approximately 105,500 net acres of leaseholds in Mountrail and Stark counties, North Dakota and Richland County, Montana. The Middle Bakken and Three Forks formations are targeted in North Dakota and the Red River formation is targeted in Montana.

◦	Capital expenditures are expected to total approximately $125 million in 2014, excluding the proceeds from the completed sale of certain Mountrail County assets.

◦	Net oil production for the third quarter was approximately 7,500 BOPD.

◦	The Company is completing new Bakken wells with coil tubing with cemented liners and is seeing good results.

•	Paradox Basin, Utah

◦	The Company owns approximately 140,000 net acres of leaseholds and has an option to earn another 20,000 acres.

◦	Capital expenditures are expected to total approximately $150 million in 2014.

◦	Estimated ultimate recoveries have an upper range of 1.7 MMBO per well.

◦	Artificial lift facilities have recently been installed on the higher rate Cane Creek Unit 12-1 and 18-1 wells. The combined producing rate is 600 to 800 BOPD.

◦	Net oil production for third quarter was approximately 2,400 BOPD, up 5 percent from third quarter 2013.

◦
Recently drilled wells have yielded lower than expected results and include tighter rock than the previous drilled high rate wells. As a result, in November 2014 the Company will test-fracture stimulation a well for the first time in the basin.

•	Powder River Basin, Wyoming

◦	In March 2014, the Company acquired approximately 24,500 net acres of leaseholds in Converse County, Wyoming.

◦	Capital expenditures are expected to total approximately $260 million in 2014, including acquisition costs, related closing adjustments and drilling capital.

◦	Net production for the third quarter was 1,685 BOEPD (75 percent oil), up 3 percent from late March 2014 average net production of 1,630 BOEPD.

•
Earnings guidance reflects estimated average NYMEX index prices for November through December in the range of $80 to $85 per Bbl of crude oil, and $3.75 to $4.25 per Mcf of natural gas. Estimated prices for NGL are in the range of $20 to $25 per Bbl.

•	Derivatives:

◦	For October through December 2014, 12,000 BOPD at a weighted average price of $97.50.

◦	For October through December 2014, 40,000 MMBtu of natural gas per day at a weighted average price of $4.10.

◦	For January through March 2015, 3,000 BOPD at a weighted average price of $98.00.

◦	For 2015, 10,000 MMBtu of natural gas per day at a weighted average price of $4.28.

◦	The commodity derivative instruments that are in place as of October 31, 2014, are summarized in the following chart:

Commodity	Type	Index	Period Outstanding	Forward Notional Volume (Bbl/MMBtu)	Price (Per Bbl/MMBtu)
Crude Oil	Swap	NYMEX	10/14 - 12/14	92,000	$94.05
Crude Oil	Swap	NYMEX	10/14 - 12/14	92,000	$94.25
Crude Oil	Swap	NYMEX	10/14 - 12/14	184,000	$95.00
Crude Oil	Swap	NYMEX	10/14 - 12/14	92,000	$95.25
Crude Oil	Swap	NYMEX	10/14 - 12/14	184,000	$96.00
Crude Oil	Swap	NYMEX	10/14 - 12/14	276,000	$100.50
Crude Oil	Swap	NYMEX	10/14 - 12/14	184,000	$101.50
Crude Oil	Swap	NYMEX	1/15 - 3/15	270,000	$98.00
Natural Gas	Swap	NYMEX	10/14 - 12/14	1,840,000	$4.13
Natural Gas	Swap	NYMEX	10/14 - 12/14	920,000	$4.05
Natural Gas	Swap	NYMEX	10/14 - 12/14	920,000	$4.10
Natural Gas	Swap	NYMEX	1/15 - 12/15	3,650,000	$4.28

Construction materials and contracting

•
Approximate work backlog as of September 30, 2014, was $476 million, compared to $525 million a year ago. Private work represents 13 percent of construction backlog and public work represents 87 percent of backlog. Bidding opportunities are strong and additional backlog has been secured since September 30, 2014. The backlog includes a variety of projects such as highway grading, paving and underground projects, airports, bridge work and subdivisions.

•
The Company's approximate backlog in North Dakota as of September 30, 2014, was $64 million. North Dakota backlog was $156 million a year ago, which included the $55 million bypass project in the Bakken region. It was the largest project in the Company's history and is now substantially complete.

•	Projected revenues included in the Company's 2014 earnings guidance are in the range of $1.7 billion to $1.8 billion.

•	The Company anticipates margins in 2014 to be in line with 2013 margins.

•	The Company anticipates recording a withdrawal liability related to a multiemployer pension plan in the fourth quarter 2014. For more information, see Note 23.

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

Construction services

•
Approximate work backlog as of September 30, 2014, was $348 million, compared to $433 million a year ago. Bidding opportunities are strong and additional backlog has been secured since September 30, 2014. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including refinery work.

•	The Company had no backlog in North Dakota as of September 30, 2014. North Dakota backlog was $1 million a year ago.

•	Projected revenues included in the Company's 2014 earnings guidance are in the range of $1.1 billion to $1.2 billion.

•	The Company anticipates margins in 2014 to be in line with 2013 margins.

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

LIQUIDITY AND CAPITAL COMMITMENTS
At September 30, 2014, the Company had cash and cash equivalents of $233.7 million and available capacity of $614.8 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first nine months of 2014 decreased $25.6 million from the comparable period in 2013. The decrease in cash flows provided by operating activities was primarily due to higher working capital requirements largely at the construction services and construction materials and contracting businesses partially offset by lower working capital requirements at the natural gas distribution business.

Investing activities Cash flows used in investing activities in the first nine months of 2014 increased $38.1 million from the comparable period in 2013. The increase in cash flows used in investing activities was primarily due to higher acquisition-related capital expenditures offset in part by higher proceeds from the sale of oil and natural gas properties, both at the exploration and production business.

Financing activities Cash flows provided by financing activities in the first nine months of 2014 increased $235.0 million from the comparable period in 2013. The increase in cash flows provided by financing activities was primarily due to higher issuance of long-term debt of $175.0 million, as well as the issuance of $144.9 million of common stock. Partially offsetting this increase was higher repayment of long-term debt of $63.0 million as well as higher dividends paid in 2014 compared to 2013 due to the acceleration of the first quarter 2013 quarterly common stock dividend to 2012.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2013 Annual Report. For more information, see Note 20 and Part II, Item 7 in the 2013 Annual Report.

Capital expenditures
Capital expenditures for the first nine months of 2014 were $819.2 million ($613.0 million, net of proceeds from sale or disposition of property) and are estimated to be approximately $1.1 billion for 2014 ($838 million, net of proceeds from sale or disposition of property). Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Further development of existing properties and proceeds from the sale of certain assets at the exploration and production segment

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	The Company's proportionate share of Dakota Prairie Refinery at the pipeline and energy services segment

•	Other growth opportunities

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2014. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Note 17 and Part II, Item 8 - Note 9, in the 2013 Annual Report.

The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2014:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/ Revolving credit agreement	(a)	$175.0		$—	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$14.0		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$15.5		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/ Revolving credit agreement	(f)	$650.0		$293.5	(b)	$—		5/8/19
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
(d) An outstanding letter of credit reduces the amount available under the credit agreement.
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

The Company's coverage of fixed charges including preferred stock dividends was 4.9 times and 4.8 times for the 12 months ended September 30, 2014 and December 31, 2013. The Company's coverage of fixed charges including preferred stock dividends was 2.5 times for the 12 months ended September 30, 2013, including the after-tax noncash write-down of oil and natural gas properties of $145.9 million in the fourth quarter of 2012. If the $145.9 million after-tax noncash write-down was excluded, the coverage of fixed charges including preferred stock dividends would have been 4.7 times for the 12 months ended September 30, 2013.

The coverage of fixed charges including preferred stock dividends, that excludes the effect of the after-tax noncash write-down of oil and natural gas properties is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure is useful because the write-down excluded is not indicative of the Company's cash flows available to meets its fixed charges obligations. The presentation of this additional information is not meant to be considered a substitute for the financial measure prepared in accordance with GAAP.

Total equity as a percent of total capitalization was 59 percent, 58 percent and 60 percent at September 30, 2014 and 2013 and December 31, 2013, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

On May 20, 2013, the Company entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 7.5 million shares of the Company's common stock. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement. Sales of such common stock may not be made after February 28, 2016. Proceeds from the shares of common stock under the agreement have been and are expected to be used for corporate development purposes and other general corporate purposes. Under the Equity Distribution Agreement, the Company issued 225,000 shares of stock between July 1, 2014 and September 30, 2014, receiving net proceeds of $7.7 million, 3.9 million shares of stock between January 1, 2014 and September 30, 2014, receiving net proceeds of $130.1 million and a total of 4.4 million shares of stock as of September 30, 2014, receiving net proceeds of $144.7 million.

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

Centennial entered into two separate two year $125.0 million term loan agreements with variable interest rates on March 31, 2014 and April 2, 2014, respectively. These agreements contain customary covenants and default provisions, including covenants not to permit, as of the end of any fiscal quarter, the ratio of Centennial's total debt to total capitalization to be greater than 65 percent. The covenants also include certain limitations on subsidiary indebtedness and restrictions on the sale of certain assets and on the making of certain loans and investments. On August 6, 2014, Centennial paid all of the outstanding borrowings under one of the two year loan agreements and all the outstanding borrowings under the remaining two year term loan agreement were paid on October 2, 2014.

WBI Energy Transmission, Inc. WBI Energy Transmission has a $175.0 million amended and restated uncommitted long-term private shelf agreement with an expiration date of September 12, 2016. WBI Energy Transmission had $100.0 million of notes outstanding at September 30, 2014, which reduced capacity under this uncommitted private shelf agreement.

Off balance sheet arrangements
In connection with the sale of the Brazilian Transmission Lines, Centennial has agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries who are the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines. For more information, see Note 13.

Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations relating to estimated interest payments, operating leases, purchase commitments, derivatives, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2014 from those reported in the 2013 Annual Report.

The Company's contractual obligations relating to long-term debt at September 30, 2014, increased $356.0 million or 19 percent from December 31, 2013. As of September 30, 2014, the Company's contractual obligations related to long-term debt aggregated $2,210.6 million. The scheduled amounts of redemption (for the twelve months ended September 30, of each year listed) aggregate $149.1 million in 2015; $488.2 million in 2016; $101.0 million in 2017; $157.1 million in 2018; $302.9 million in 2019; and $1,012.3 million thereafter.

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

For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2013 Annual Report, the Consolidated Statements of Comprehensive Income and Notes 10 and 15.

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on forecasted sales of oil and natural gas production.

The following table summarizes derivative agreements entered into by Fidelity as of September 30, 2014. These agreements call for Fidelity to receive fixed prices and pay variable prices.

	(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Oil swap agreements maturing in 2014	$97.50	1,104	$8,044
Oil swap agreements maturing in 2015	$98.00	270	$2,447
Natural gas swap agreements maturing in 2014	$4.10	3,680	$16
Natural gas swap agreement maturing in 2015	$4.28	3,650	$1,030

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2013 Annual Report.

At September 30, 2014, the Company had no outstanding interest rate hedges.

Foreign currency risk
The Company's investment in ECTE is exposed to market risks from changes in foreign currency exchange rates between the U.S. dollar and the Brazilian Real. For more information, see Part II, Item 8 - Note 4 in the 2013 Annual Report.

At September 30, 2014, the Company had no outstanding foreign currency hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 22, which is incorporated herein by reference.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2013 Annual Report other than the risk that the Company’s exploration and production business is subject to external influences; the risk related to environmental laws and regulations; the risk that the Company's operations could be adversely impacted by initiatives to reduce GHG emissions; the risk related to obligations under multiemployer pension plans; and risks related to the marketing and potential sale of the exploration and production business. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks
The Company’s exploration and production and pipeline and energy services businesses are dependent on factors, including commodity prices and commodity price basis differentials, that are subject to various external influences that cannot be controlled.

These factors include: fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; availability of economic supplies of natural gas; drilling successes in oil and natural gas operations; the timely receipt of necessary permits and approvals; the ability to contract for or to secure necessary drilling rig and service contracts and to retain employees to identify, drill for and develop reserves; utilizing appropriate technologies; irregularities in geological formations; and other risks incidental to the development and operations of oil and natural gas wells, processing plants and pipeline systems. Volatility in oil, NGL and natural gas prices could negatively affect the results of operations, cash flows and asset values of the Company’s exploration and production and pipeline and energy services businesses.

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

In December 2011, the EPA finalized the Mercury and Air Toxics Standards rules that will require reductions in mercury and other air emissions from coal- and oil-fired electric utility steam generating units. Montana-Dakota evaluated the pollution control technologies needed at its electric generation resources to comply with this rule and determined that the Lewis & Clark Station near Sidney, Montana, will require additional particulate matter control for non-mercury metal emissions. Montana-Dakota intends to comply with the rule by co-firing the plant with natural gas and lignite; however, scrubber modifications may also be needed for compliance. Controls must be in place by April 16, 2015, or April 16, 2016, if a one-year extension is granted for completion of the pollution control project.

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

In the proposed rule for existing sources, the EPA requires carbon dioxide emission reductions from each state and instructs each state, or group of states that work together, to submit a plan to the EPA by June 30, 2016, that demonstrates how the state will achieve the targeted emission reductions by 2030. The state plans could include performance standards, emissions reductions or limits on generation for each existing fossil fuel-fired generating unit. It is unknown at this time what each state will require for emissions reductions from each Montana-Dakota owned and jointly owned fossil fuel-fired electric generating unit. In the EPA’s proposed GHG rule for modified or reconstructed fossil fuel-fired sources, the EPA proposes emissions limits that could potentially be unachievable. Montana-Dakota does not plan to modify or reconstruct any fossil fuel-fired units at this time, but may modify or reconstruct units in the future which must comply with the rule limitations.

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

On September 24, 2014, Knife River provided notice to the plan administrator under one of the multiemployer pension plans to which Knife River is a party that it was withdrawing from the plan effective October 26, 2014. The plan administrator will determine Knife River’s withdrawal liability, which the Company currently estimates at approximately $14 million (approximately $8.4 million after tax). Actual withdrawal liability costs may be significantly different.

While the Company plans to market and potentially sell its exploration and production business, there is no assurance that it will be successful.

As part of the Company’s corporate strategy, it plans to market and potentially sell its exploration and production assets and exit that line of business. Such a disposition and exit is subject to various risks, including: suitable purchasers may not be available or willing to purchase the assets on terms and conditions acceptable to the Company or may only be interested in acquiring a portion of the assets; the agreements pursuant to which the Company divests the assets may contain continuing indemnification obligations; the inability to obtain waivers from applicable covenants under debt agreements; the Company may incur substantial costs in connection with the marketing and sale of the assets; the marketing and sale of the assets could distract management, divert resources, disrupt the Company’s ongoing business and make it difficult for the Company to maintain its current business standards, controls and procedures; uncertainties associated with the sale may cause a loss of key management personnel at Fidelity which could make it more difficult to sell the assets or operate the business in the event that the Company is unable to sell it; sale of the assets could result in substantial tax liability; if the Company is unable to sell the assets it may be required to record an impaired asset charge that could have an adverse effect on the Company’s financial condition; and the Company may not be able to redeploy the proceeds from any sale of the assets in a manner that produces similar revenues and growth rates or enhances shareholder value.

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

MDU RESOURCES GROUP, INC.

DATE:	November 7, 2014	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

10(a)	Purchase and Sale Agreement, dated July 17, 2014, between Fidelity Exploration & Production Company and Lime Rock Resources, III-A, L.P.

+10(b)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 30, 2014

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.