Form 10-Q
period 2015-06-30
MDU RESOURCES GROUP INC
filed 2015-08-04
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2015: 195,063,757 shares.

DEFINITIONS

The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2014 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2014
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ATBs	Atmospheric tower bottoms
Bbl	Barrel
Bicent	Bicent Power LLC
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
BLM	Bureau of Land Management
BOE	One barrel of oil equivalent - determined using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas
Bombard Mechanical	Bombard Mechanical, LLC, an indirect wholly owned subsidiary of MDU Construction Services
BOPD	Barrels of oil per day
BPD	Barrels per day
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines
Btu	British thermal unit
California Superior Court	Superior Court of the State of California, County of Los Angeles (South District - Long Beach)
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CEM	Colorado Energy Management, LLC, a former direct wholly owned subsidiary of Centennial Resources (sold in the third quarter of 2007)
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Clean Water Act	Federal Clean Water Act
Colorado Court of Appeals	Court of Appeals, State of Colorado
Colorado State District Court	Colorado Thirteenth Judicial District Court, Yuma County
Company	MDU Resources Group, Inc.
Connolly-Pacific	Connolly-Pacific Co., an indirect wholly owned subsidiary of Knife River
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company jointly owned by WBI Energy and Calumet
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL	JTL Group, Inc., an indirect wholly owned subsidiary of Knife River

Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MATS	Mercury and Air Toxics Standards
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
Nevada State District Court	District Court Clark County, Nevada
NGL	Natural gas liquids
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Prairielands	Prairielands Energy Marketing, Inc., an indirect wholly owned subsidiary of WBI Holdings
PRP	Potentially Responsible Party
psi	Pounds per square inch
RCRA	Resource Conservation and Recovery Act
RIN	Renewable Identification Number
ROD	Record of Decision
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SEC Defined Prices
The average price of oil and natural gas during the applicable 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions

Securities Act	Securities Act of 1933, as amended
SourceGas	SourceGas Distribution LLC
South Dakota Supreme Court	Supreme Court of the State of South Dakota
United States District Court for the District of Montana	United States District Court for the District of Montana, Great Falls Division
United States Supreme Court	Supreme Court of the United States
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

Wyoming State District Court	District Court of the Fourth Judicial District Within and For Sheridan County, Wyoming
WYPSC	Wyoming Public Service Commission

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

The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings (comprised of the pipeline and energy services segment and Fidelity, the Company's exploration and production business), Knife River (construction materials and contracting segment), MDU Construction Services (construction services segment), Centennial Resources and Centennial Capital (both reflected in the Other category).

In the second quarter of 2015, the Company announced its plan to market Fidelity and exit that line of business. Therefore, the results of Fidelity are reflected in discontinued operations, other than certain general and administrative costs and interest expense which are reflected in the Other category. For more information on the Company's business segments and discontinued operations, see Notes 9 and 14.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and energy services	$215,472	$226,472	$621,762	$678,775
Nonregulated pipeline and energy services, construction materials and contracting, construction services and other	770,743	726,092	1,226,802	1,174,551
Total operating revenues	986,215	952,564	1,848,564	1,853,326
Operating expenses:
Fuel and purchased power	19,327	21,046	43,146	47,590
Purchased natural gas sold	66,589	82,252	267,739	322,329
Cost of crude oil	44,781	—	47,051	—
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and energy services	70,370	65,348	139,011	131,197
Nonregulated pipeline and energy services, construction materials and contracting, construction services and other	650,188	636,096	1,077,990	1,048,166
Depreciation, depletion and amortization	54,154	50,381	107,151	100,645
Taxes, other than income	35,478	35,087	77,478	77,437
Total operating expenses	940,887	890,210	1,759,566	1,727,364
Operating income	45,328	62,354	88,998	125,962
Other income	2,320	2,470	2,764	4,638
Interest expense	23,790	21,484	46,919	42,431
Income before income taxes	23,858	43,340	44,843	88,169
Income taxes	9,801	13,894	15,626	27,696
Income from continuing operations	14,057	29,446	29,217	60,473
Income (loss) from discontinued operations, net of tax (Note 9)	(251,415)	23,881	(576,020)	48,993
Net income (loss)	(237,358)	53,327	(546,803)	109,466
Net loss attributable to noncontrolling interest	(7,754)	(779)	(11,282)	(1,302)
Dividends declared on preferred stocks	171	171	342	342
Earnings (loss) on common stock	$(229,775)	$53,935	$(535,863)	$110,426

Earnings (loss) per common share - basic:
Earnings before discontinued operations	$.11	$.16	$.21	$.32
Discontinued operations, net of tax	(1.29)	.12	(2.96)	.26
Earnings (loss) per common share - basic	$(1.18)	$.28	$(2.75)	$.58

Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$.11	$.16	$.21	$.32
Discontinued operations, net of tax	(1.29)	.12	(2.96)	.26
Earnings (loss) per common share - diluted	$(1.18)	$.28	$(2.75)	$.58

Dividends declared per common share	$.1825	$.1775	$.3650	$.3550

Weighted average common shares outstanding - basic	194,805	192,060	194,643	190,946

Weighted average common shares outstanding - diluted	194,838	192,659	194,675	191,543
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(237,358)	$53,327	$(546,803)	$109,466
Other comprehensive income:
Net unrealized gain on derivative instruments qualifying as hedges:
Reclassification adjustment for loss on derivative instruments included in net income (loss), net of tax of $60 and $60 for the three months ended and $121 and $121 for the six months ended in 2015 and 2014, respectively	100	100	199	199
Reclassification adjustment for (gain) loss on derivative instruments included in income (loss) from discontinued operations, net of tax of $0 and $(50) for the three months ended and $0 and $93 for the six months ended in 2015 and 2014, respectively	—	(87)	—	158
Net unrealized gain on derivative instruments qualifying as hedges	100	13	199	357
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $420 and $150 for the three months ended and $649 and $318 for the six months ended in 2015 and 2014, respectively	584	245	959	520
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $6 and $26 for the three months ended and $(63) and $54 for the six months ended in 2015 and 2014, respectively	9	42	(103)	88
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss), net of tax of $0 and $0 for the three months ended and $491 and $0 for the six months ended in 2015 and 2014, respectively	—	—	802	—
Foreign currency translation adjustment	9	42	699	88
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(23) and $4 for the three months ended and $(34) and $5 for the six months ended in 2015 and 2014, respectively	(43)	8	(64)	10
Reclassification adjustment for loss on available-for-sale investments included in net income (loss), net of tax of $15 and $17 for the three months ended and $34 and $17 for the six months ended in 2015 and 2014, respectively	28	32	64	32
Net unrealized gain (loss) on available-for-sale investments	(15)	40	—	42
Other comprehensive income	678	340	1,857	1,007
Comprehensive income (loss)	(236,680)	53,667	(544,946)	110,473
Comprehensive loss attributable to noncontrolling interest	(7,754)	(779)	(11,282)	(1,302)
Comprehensive income (loss) attributable to common stockholders	$(228,926)	$54,446	$(533,664)	$111,775
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	June 30, 2014	December 31, 2014
(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$144,372	$110,817	$81,855
Receivables, net	627,169	584,658	599,186
Inventories	314,405	318,573	289,410
Deferred income taxes	38,171	22,487	32,012
Prepayments and other current assets	81,355	91,165	83,763
Current assets held for sale	77,292	172,518	131,177
Total current assets	1,282,764	1,300,218	1,217,403
Investments	119,446	116,557	117,883
Property, plant and equipment	6,556,058	5,950,594	6,294,778
Less accumulated depreciation, depletion and amortization	2,444,134	2,325,423	2,386,113
Net property, plant and equipment	4,111,924	3,625,171	3,908,665
Deferred charges and other assets:
Goodwill	635,204	636,039	635,204
Other intangible assets, net	8,506	11,266	9,840
Other	362,407	245,441	322,943
Noncurrent assets held for sale	749,804	1,757,637	1,620,470
Total deferred charges and other assets	1,755,921	2,650,383	2,588,457
Total assets	$7,270,055	$7,692,329	$7,832,408
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$26,000	$—	$—
Long-term debt due within one year	418,539	41,646	268,552
Accounts payable	272,988	279,511	279,115
Taxes payable	38,966	37,447	39,955
Dividends payable	35,734	34,388	35,607
Accrued compensation	48,420	44,303	57,402
Other accrued liabilities	164,675	151,762	155,765
Current liabilities held for sale	74,943	231,619	154,728
Total current liabilities	1,080,265	820,676	991,124
Long-term debt	1,958,263	2,144,271	1,825,278
Deferred credits and other liabilities:
Deferred income taxes	753,103	668,497	714,022
Other liabilities	755,742	675,758	756,759
Noncurrent liabilities held for sale	35,790	318,685	295,441
Total deferred credits and other liabilities	1,544,635	1,662,940	1,766,222
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 195,411,301 at June 30, 2015, 194,138,654 at June 30, 2014 and 194,754,812 at December 31, 2014	195,411	194,139	194,755
Other paid-in capital	1,220,615	1,186,900	1,207,188
Retained earnings	1,155,777	1,645,291	1,762,827
Accumulated other comprehensive loss	(40,246)	(37,198)	(42,103)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,527,931	2,985,506	3,119,041
Total stockholders' equity	2,542,931	3,000,506	3,134,041
Noncontrolling interest	143,961	63,936	115,743
Total equity	2,686,892	3,064,442	3,249,784
Total liabilities and equity	$7,270,055	$7,692,329	$7,832,408
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Operating activities:
Net income (loss)	$(546,803)	$109,466
Income (loss) from discontinued operations, net of tax	(576,020)	48,993
Income from continuing operations	29,217	60,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	107,151	100,645
Deferred income taxes	24,874	30,516
Excess tax benefit on stock-based compensation	—	(4,729)
Changes in current assets and liabilities:
Receivables	(37,661)	18,518
Inventories	(67,604)	(51,467)
Other current assets	4,545	(46,003)
Accounts payable	44,927	(30,741)
Other current liabilities	(3,426)	(39,300)
Other noncurrent changes	(15,602)	(6,379)
Net cash provided by continuing operations	86,421	31,533
Net cash provided by discontinued operations	87,312	192,953
Net cash provided by operating activities	173,733	224,486

Investing activities:
Capital expenditures	(355,898)	(215,970)
Net proceeds from sale or disposition of property and other	29,550	11,222
Investments	1,208	(1,208)
Net cash used in continuing operations	(325,140)	(205,956)
Net cash used in discontinued operations	(77,238)	(379,764)
Net cash used in investing activities	(402,378)	(585,720)

Financing activities:
Issuance of short-term borrowings	26,000	—
Repayment of short-term borrowings	—	(11,500)
Issuance of long-term debt	320,988	441,451
Repayment of long-term debt	(38,137)	(111,268)
Proceeds from issuance of common stock	14,499	132,268
Dividends paid	(71,294)	(67,717)
Excess tax benefit on stock-based compensation	—	4,729
Tax withholding on stock-based compensation	—	(5,564)
Contribution from noncontrolling interest	39,500	32,500
Net cash provided by continuing operations	291,556	414,899
Net cash used in discontinued operations	(271)	(273)
Net cash provided by financing activities	291,285	414,626
Effect of exchange rate changes on cash and cash equivalents	(123)	85
Increase in cash and cash equivalents	62,517	53,477
Cash and cash equivalents -- beginning of year	81,855	57,340
Cash and cash equivalents -- end of period	$144,372	$110,817
The accompanying notes are an integral part of these consolidated financial statements.

MDU RESOURCES GROUP, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2015 and 2014
(Unaudited)

Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2014 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2014 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after June 30, 2015, up to the date of issuance of these consolidated interim financial statements.

In the second quarter of 2015, the Company announced its plan to market Fidelity, previously referred to as the Company's exploration and production segment, and exit that line of business. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of Fidelity as discontinued operations, other than certain general and administrative costs and interest expense which were previously allocated to the former exploration and production segment and do not meet the criteria for income (loss) from discontinued operations. In addition, the assets and liabilities have been treated and classified as held for sale. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 9.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $30.3 million, $26.1 million and $29.4 million at June 30, 2015 and 2014, and December 31, 2014, respectively.

The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at June 30, 2015 and 2014, and December 31, 2014, was $8.6 million, $9.6 million and $9.5 million, respectively.

Note 4 - Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally carried at average cost, or cost using the last-in, first-out method. Crude oil and refined products at Dakota Prairie Refinery are carried at lower of cost or market value using the last-in, first-out method. All other inventories are stated at the lower of average cost or market value. The portion of the cost of natural gas in storage expected to be used within one year is included in inventories. Inventories consisted of:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Aggregates held for resale	$123,457	$112,129	$108,161
Asphalt oil	79,422	76,525	42,135
Materials and supplies	22,594	58,089	54,282
Merchandise for resale	16,140	25,507	24,420
Refined products	16,065	—	—
Natural gas in storage (current)	11,310	10,903	19,302
Crude oil	8,101	—	5,045
Other	37,316	35,420	36,065
Total	$314,405	$318,573	$289,410

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, is included in other assets and was $49.3 million, $47.4 million and $49.3 million at June 30, 2015 and 2014, and December 31, 2014, respectively.

Note 5 - Earnings (loss) per common share
Basic earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of outstanding performance share awards. Common stock outstanding includes issued shares less shares held in treasury. Net income (loss) was the same for both the basic and diluted earnings (loss) per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings (loss) per share calculations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average common shares outstanding - basic	194,805	192,060	194,643	190,946
Effect of dilutive performance share awards	33	599	32	597
Weighted average common shares outstanding - diluted	194,838	192,659	194,675	191,543
Shares excluded from the calculation of diluted earnings per share	—	—	—	—

Note 6 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Interest, net of amounts capitalized and AFUDC - borrowed of $5.0 million and $5.7 million in 2015 and 2014, respectively	$45,102	$39,384
Income taxes paid, net	$3,117	$56,267

Noncash investing transactions were as follows:

	June 30,
	2015	2014
	(In thousands)
Property, plant and equipment additions in accounts payable	$13,467	$47,499

Note 7 - New Accounting Standards
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity In April 2014, the FASB issued guidance related to the definition and reporting of discontinued operations. The guidance changed the definition of discontinued operations to include only disposals of a component or group of components that represent a strategic shift and that have a major effect on an entity's operations or financial results. The guidance also expands the disclosure requirements for transactions that meet the definition of a discontinued operation, and also requires entities to disclose information about individually significant components that are disposed of or held for sale that do not meet the definition of a discontinued operation. This guidance was effective for the Company on January 1, 2015, and is to be applied prospectively for all disposals or components initially classified as held for sale after the effective date, with early adoption permitted. The adoption required additional disclosures for the Company's discontinued operations, however it did not impact the Company's results of operations, financial position or cash flows.

Revenue from Contracts with Customers In May 2014, the FASB issued guidance on accounting for revenue from contracts with customers. The guidance provides for a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This guidance was to be effective for the Company on January 1, 2017. In July 2015, the FASB approved a decision to defer the effective date one year and allow entities to early adopt. With this decision, the guidance will be effective for the Company on January 1, 2018. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. In addition, the modified approach will require additional disclosures. The Company is evaluating the effects the adoption of the new revenue guidance will have on its results of operations, financial position, cash flows and disclosures, as well as its method of adoption.

Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs in the financial statements. This guidance requires entities to present debt issuance costs as a direct deduction to the related debt liability. The amortization of these costs will be reported as interest expense. The guidance will be effective for the Company on January 1, 2016, and is to be applied retrospectively. Early adoption of this guidance is permitted, however the Company has not elected to do so. The guidance will require a reclassification of the debt issuance costs on the Consolidated Balance Sheets, but will not impact the Company's results of operations or cash flows.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) In May 2015, the FASB issued guidance on fair value measurement and disclosure requirements removing the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient. The new guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at net asset value using the practical expedient, and rather limits those disclosures to investments for which the practical expedient have been elected. This guidance will be effective for the Company on January 1, 2016, with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on its disclosures, however it will not impact the Company's results of operations, financial position or cash flows.

Simplifying the Measurement of Inventory In July 2015, the FASB issued guidance regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonably predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards. This guidance will be effective for the Company on January 1, 2017, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position and cash flows.

Note 8 - Comprehensive income (loss)
The following tables include reclassification adjustments for gains (losses) on derivative instruments qualifying as hedges included in income (loss) from discontinued operations. The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended June 30, 2015	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,972)	$(37,843)	$(139)	$30	$(40,924)
Other comprehensive income (loss) before reclassifications	—	—	9	(43)	(34)
Amounts reclassified from accumulated other comprehensive loss	100	584	—	28	712
Net current-period other comprehensive income (loss)	100	584	9	(15)	678
Balance at end of period	$(2,872)	$(37,259)	$(130)	$15	$(40,246)

Three Months Ended June 30, 2014	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,421)	$(33,532)	$(621)	$36	$(37,538)
Other comprehensive income before reclassifications	—	—	42	8	50
Amounts reclassified from accumulated other comprehensive loss	13	245	—	32	290
Net current-period other comprehensive income	13	245	42	40	340
Balance at end of period	$(3,408)	$(33,287)	$(579)	$76	$(37,198)

Six Months Ended June 30, 2015	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,071)	$(38,218)	$(829)	$15	$(42,103)
Other comprehensive loss before reclassifications	—	—	(103)	(64)	(167)
Amounts reclassified from accumulated other comprehensive loss	199	959	802	64	2,024
Net current-period other comprehensive income	199	959	699	—	1,857
Balance at end of period	$(2,872)	$(37,259)	$(130)	$15	$(40,246)

Six Months Ended June 30, 2014	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,765)	$(33,807)	$(667)	$34	$(38,205)
Other comprehensive income before reclassifications	—	—	88	10	98
Amounts reclassified from accumulated other comprehensive loss	357	520	—	32	909
Net current-period other comprehensive income	357	520	88	42	1,007
Balance at end of period	$(3,408)	$(33,287)	$(579)	$76	$(37,198)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income (loss):
Interest rate derivative instruments	$(160)	$(160)	$(320)	$(320)	Interest expense
	60	60	121	121	Income taxes
	(100)	(100)	(199)	(199)
Commodity derivative instruments, net of tax	—	87	—	(158)	Discontinued operations
	(100)	(13)	(199)	(357)
Amortization of postretirement liability losses included in net periodic benefit cost	(1,004)	(395)	(1,608)	(838)	(a)
	420	150	649	318	Income taxes
	(584)	(245)	(959)	(520)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss)	—	—	(1,293)	—	Other income
	—	—	491	—	Income taxes
	—	—	(802)	—
Reclassification adjustment for loss on available-for-sale investments included in net income (loss)	(43)	(49)	(98)	(49)	Other income
	15	17	34	17	Income taxes
	(28)	(32)	(64)	(32)
Total reclassifications	$(712)	$(290)	$(2,024)	$(909)
 (a) Included in net periodic benefit cost (credit). For more information, see Note 15.

Note 9 - Discontinued operations
In the second quarter of 2015, the Company began the marketing and sale process of Fidelity with an anticipated sale to occur within one year. The sale of Fidelity is part of the Company's strategic plan to grow its capital investments in the remaining business segments and to focus on creating a greater long-term value. The assets and liabilities for these operations have been classified as held for sale and the results of operations are shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded.

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale on the Company's Consolidated Balance Sheets were as follows:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
ASSETS
Current assets:
Receivables, net	$33,551	$146,589	$94,132
Inventories	6,748	12,849	11,401
Deferred income taxes	—	6,623	—
Commodity derivative instruments	2,537	129	18,335
Prepayments and other current assets	34,456	6,328	7,309
Total current assets held for sale	77,292	172,518	131,177
Noncurrent assets:
Investments	37	37	37
Net property, plant and equipment	1,097,576	1,753,509	1,618,099
Deferred income taxes	52,017	—	—
Other	161	4,091	2,334
Less allowance for impairment of assets held for sale	399,987	—	—
Total noncurrent assets held for sale	749,804	1,757,637	1,620,470
Total assets held for sale	$827,096	$1,930,155	$1,751,647
LIABILITIES
Current liabilities:
Long-term debt due within one year	$—	$569	$897
Accounts payable	49,400	165,189	103,556
Taxes payable	4,064	15,051	19,900
Deferred income taxes	1,401	—	8,206
Accrued compensation	4,460	5,721	5,373
Commodity derivative instruments	3,511	17,449	—
Other accrued liabilities	12,107	27,640	16,796
Total current liabilities held for sale	74,943	231,619	154,728
Noncurrent liabilities:
Long-term debt	—	608	—
Deferred income taxes	—	257,316	238,391
Other liabilities	35,790	60,761	57,050
Total noncurrent liabilities held for sale	35,790	318,685	295,441
Total liabilities held for sale	$110,733	$550,304	$450,169

At the time the Company committed to the plan to sell Fidelity, the Company performed a fair value assessment of the assets and liabilities classified as held for sale. The estimated fair value was determined using the income and the market approaches. The income approach was determined by using the present value of future estimated cash flows. The income approach considered management’s views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry including estimated reserves, estimated prices, market differentials, estimates of well operating and future development costs and timing of operations. The estimated cash flows were discounted using a rate believed to be consistent with those used by principal market participants. The market approach was provided by a third party and based on market transactions involving similar interests in oil and natural gas properties. The fair value assessment indicated an impairment based on the current carrying value exceeding the estimated fair value, which resulted in the Company writing down Fidelity’s assets at June 30, 2015. An impairment of $400.0 million ($252.0 million after tax) was recorded and included in operating expenses from discontinued operations during the second quarter of 2015. The estimated fair value of Fidelity's assets have been categorized as Level 3 in the fair value hierarchy.

Unforeseen events and changes in circumstances and market conditions and material differences in the value of the assets held for sale due to changes in estimates of future cash flows could negatively affect the estimated fair value of Fidelity and result in additional impairment charges. Various factors, including oil and natural gas prices, market differentials, changes in estimates of reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in future impairments of the Company's assets held for sale. In addition, the ultimate sales price of Fidelity may differ from the estimated fair value.

Historically, the Company used the full-cost method of accounting for its oil and natural gas production activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized and amortized on the units-of-production method based on total proved reserves.

Prior to the oil and natural gas properties being classified as held for sale, capitalized costs were subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net cash flows from proved reserves discounted at 10 percent, as mandated under the rules of the SEC, plus the cost of unproved properties not subject to amortization, plus the effects of cash flow hedges, less applicable income taxes. Proved reserves and associated future cash flows are determined based on SEC Defined Prices and exclude cash outflows associated with asset retirement obligations that have been accrued on the balance sheet. If capitalized costs, less accumulated amortization and related deferred income taxes, exceed the full-cost ceiling at the end of any quarter, a permanent noncash write-down is required to be charged to earnings in that quarter regardless of subsequent price changes.

The Company's capitalized cost under the full-cost method of accounting exceeded the full-cost ceiling at March 31, 2015. SEC Defined Prices, adjusted for market differentials, were used to calculate the ceiling test. Accordingly, the Company was required to write down its oil and natural gas producing properties. The Company recorded a $500.4 million ($315.3 million after tax) noncash write-down in operating expenses from discontinued operations in the first quarter of 2015.

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

The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax net income (loss) from discontinued operations on the Company's Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenues	$43,087	$139,580	$98,023	$277,115
Operating expenses	442,725	103,057	1,015,677	201,307
Operating income (loss)	(399,638)	36,523	(917,654)	75,808
Other income	188	1,010	2,069	1,025
Interest expense	33	31	55	57
Income (loss) from discontinued operations before income taxes	(399,483)	37,502	(915,640)	76,776
Income taxes	(148,068)	13,621	(339,620)	27,783
Income (loss) from discontinued operations	$(251,415)	$23,881	$(576,020)	$48,993

Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Six Months Ended June 30, 2015	Balance as of January 1, 2015*	Goodwill Acquired During the Year	Balance as of June 30, 2015*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	103,441	—	103,441
Total	$635,204	$—	$635,204
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Six Months Ended June 30, 2014	Balance as of January 1, 2014*	Goodwill Acquired During the Year	Balance as of June 30, 2014*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	—	104,276
Total	$636,039	$—	$636,039
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Year Ended December 31, 2014	Balance as of January 1, 2014*	Goodwill Acquired During the Year/Other	Balance as of December 31, 2014*
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Pipeline and energy services	9,737	—	9,737
Construction materials and contracting	176,290	—	176,290
Construction services	104,276	(835)	103,441
Total	$636,039	$(835)	$635,204
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and energy services segment, which occurred in prior periods.

Other amortizable intangible assets were as follows:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Customer relationships	$20,975	$21,310	$21,310
Accumulated amortization	(16,065)	(14,734)	(15,556)
	4,910	6,576	5,754
Noncompete agreements	4,409	5,080	5,080
Accumulated amortization	(3,581)	(3,936)	(4,098)
	828	1,144	982
Other	8,300	10,921	10,921
Accumulated amortization	(5,532)	(7,375)	(7,817)
	2,768	3,546	3,104
Total	$8,506	$11,266	$9,840

Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2015, was $700,000 and $1.4 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2014, was $1.0 million and $1.8 million, respectively. Estimated amortization expense for amortizable intangible assets is $2.5 million in 2015, $2.2 million in 2016, $1.9 million in 2017, $1.0 million in 2018, $900,000 in 2019 and $1.4 million thereafter.

Note 11 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of June 30, 2015, the Company had no outstanding foreign currency or interest rate hedges.

The fair value of derivative instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability.

Fidelity
At June 30, 2015 and 2014, and December 31, 2014, Fidelity held oil swap agreements with total forward notional volumes of 1.1 million, 2.5 million and 270,000 Bbl, respectively, and natural gas swap agreements with total forward notional volumes of 1.8 million, 11.0 million and 5.0 million MMBtu, respectively. Fidelity utilizes these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on its forecasted sales of oil and natural gas production. The gains and losses on the commodity derivative instruments held by Fidelity are included in income (loss) from discontinued operations and the associated assets and liabilities are classified as held for sale.

Effective April 1, 2013, Fidelity elected to de-designate all commodity derivative contracts previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively for all of its commodity derivative instruments. When the criteria for hedge accounting is not met or when hedge accounting is not elected, realized gains and losses and unrealized gains and losses are on the Consolidated Statements of Income. As a result of discontinuing hedge accounting on commodity derivative instruments, gains and losses on the oil and natural gas derivative instruments remained in accumulated other comprehensive income (loss) as of the de-designation date and were reclassified into earnings in future periods as the underlying hedged transactions affected earnings.

Prior to April 1, 2013, changes in the fair value attributable to the effective portion of the hedging instruments, net of tax, were recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). To the extent that the hedges were not effective or did not qualify for hedge accounting, the ineffective portion of the changes in fair market value was recorded directly in earnings. Gains and losses on the oil and natural gas derivative instruments were reclassified from accumulated other comprehensive income (loss) into income (loss) from discontinued operations on the Consolidated Statements of Income at the date the oil and natural gas quantities were settled.

Certain of Fidelity's derivative instruments contain cross-default provisions that state if Fidelity or any of its affiliates fails to make payment with respect to certain indebtedness, in excess of specified amounts, the counterparties could require early settlement or termination of the derivative instruments in liability positions. The aggregate fair value of Fidelity's derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2015 and 2014, were $3.5 million and $17.4 million, respectively. Fidelity had no derivative instruments that were in a liability position with credit-risk-related contingent features at December 31, 2014. The aggregate fair value of assets that would have been needed to settle the instruments immediately if the credit-risk-related contingent features were triggered on June 30, 2015 and 2014, were $3.5 million and $17.4 million, respectively.

Centennial
Centennial has historically entered into interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. As of June 30, 2015 and 2014, and December 31, 2014, Centennial had no outstanding interest rate swap agreements.

Fidelity and Centennial
The gains and losses on derivative instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Commodity derivatives designated as cash flow hedges:
Amount of (gain) loss reclassified from accumulated other comprehensive loss into discontinued operations (effective portion), net of tax	$—	$(87)	$—	$158

Interest rate derivatives designated as cash flow hedges:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	100	100	199	199

Commodity derivatives not designated as hedging instruments:
Amount of loss recognized in discontinued operations, before tax	(8,101)	(5,196)	(19,309)	(11,908)

Over the next 12 months net losses of approximately $400,000 (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, as the hedged transactions affect earnings.

The location and fair value of the gross amount of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2015	Fair Value at June 30, 2014	Fair Value at December 31, 2014
		(In thousands)
Not designated as hedges:
Commodity derivatives	Current assets held for sale	$2,537	$129	$18,335
	Noncurrent assets held for sale	—	131	—
Total asset derivatives		$2,537	$260	$18,335

Liability Derivatives	Location on Consolidated Balance Sheets	Fair Value at June 30, 2015	Fair Value at June 30, 2014	Fair Value at December 31, 2014
		(In thousands)
Not designated as hedges:
Commodity derivatives	Current liabilities held for sale	$3,511	$17,449	$—
Total liability derivatives		$3,511	$17,449	$—

All of the Company's commodity derivative instruments at June 30, 2015 and 2014, and December 31, 2014, were subject to legally enforceable master netting agreements. However, the Company's policy is to not offset fair value amounts for derivative instruments and, as a result, the Company's derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. The gross derivative assets and liabilities (excluding settlement receivables and payables that may be subject to the same master netting agreements) presented on the Consolidated Balance Sheets and the amount eligible for offset under the master netting agreements is presented in the following table:

June 30, 2015	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$2,537	$(2,537)	$—
Total assets	$2,537	$(2,537)	$—
Liabilities:
Commodity derivatives	$3,511	$(2,537)	$974
Total liabilities	$3,511	$(2,537)	$974

June 30, 2014	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$260	$(260)	$—
Total assets	$260	$(260)	$—
Liabilities:
Commodity derivatives	$17,449	$(260)	$17,189
Total liabilities	$17,449	$(260)	$17,189

December 31, 2014	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$18,335	$—	$18,335
Total assets	$18,335	$—	$18,335

Note 12 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $68.2 million, $64.4 million and $65.8 million, at June 30, 2015 and 2014, and December 31, 2014, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $400,000 and $2.4 million for the three and six months ended June 30, 2015, respectively. The net unrealized gains on these investments were $1.1 million and $2.0 million for the three and six months ended June 30, 2014, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

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

June 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,072	$29	$(28)	$8,073
U.S. Treasury securities	2,327	22	—	2,349
Total	$10,399	$51	$(28)	$10,422

June 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,989	$91	$(5)	$8,075
U.S. Treasury securities	2,066	30	—	2,096
Total	$10,055	$121	$(5)	$10,171

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$6,594	$60	$(18)	$6,636
U.S. Treasury securities	3,574	—	(19)	3,555
Total	$10,168	$60	$(37)	$10,191

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

The estimated fair value of the Company's Level 2 RIN obligations are based on the market approach using quoted prices from an independent pricing service. RINs are assigned to biofuels produced or imported into the United States as required by the EPA, which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the United States. As a producer of diesel fuel, Dakota Prairie Refinery is required to blend biofuels into the fuel it produces at a rate that will meet the EPA's quota. RINs are purchased in the open market to satisfy the requirement as Dakota Prairie Refinery is currently unable to blend biofuels into the diesel fuel it produces.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the six months ended June 30, 2015 and 2014, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
	(In thousands)
Assets:
Money market funds	$—	$16,358	$—	$16,358
Insurance contract*	—	68,187	—	68,187
Available-for-sale securities:
Mortgage-backed securities	—	8,073	—	8,073
U.S. Treasury securities	—	2,349	—	2,349
Total assets measured at fair value	$—	$94,967	$—	$94,967
Liabilities:
RIN obligations	$—	$538	$—	$538
Total liabilities measured at fair value	$—	$538	$—	$538
* The insurance contract invests approximately 20 percent in common stock of mid-cap companies, 18 percent in common stock of small-cap companies, 28 percent in common stock of large-cap companies, 32 percent in fixed-income investments, 1 percent in target date investments and 1 percent in cash equivalents.

	Fair Value Measurements at June 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
	(In thousands)
Assets:
Money market funds	$—	$16,031	$—	$16,031
Insurance contract*	—	64,449	—	64,449
Available-for-sale securities:
Mortgage-backed securities	—	8,075	—	8,075
U.S. Treasury securities	—	2,096	—	2,096
Total assets measured at fair value	$—	$90,651	$—	$90,651
* The insurance contract invests approximately 21 percent in common stock of mid-cap companies, 18 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies, 31 percent in fixed-income investments and 1 percent in cash equivalents.

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(In thousands)
Assets:
Money market funds	$—	$16,138	$—	$16,138
Insurance contract*	—	65,831	—	65,831
Available-for-sale securities:
Mortgage-backed securities	—	6,636	—	6,636
U.S. Treasury securities	—	3,555	—	3,555
Total assets measured at fair value	$—	$92,160	$—	$92,160
* The insurance contract invests approximately 20 percent in common stock of mid-cap companies, 18 percent in common stock of small-cap companies, 29 percent in common stock of large-cap companies, 32 percent in fixed-income investments and 1 percent in cash equivalents.

The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements, including long-lived asset impairments. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The Company reviews the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable.

During the second quarter of 2015, coalbed natural gas gathering assets were reviewed for impairment and found to be impaired and were written down to their estimated fair value using the income approach. Under this approach, fair value is determined by using the present value of future estimated cash flows. The factors used to determine the estimated future cash flows include, but are not limited to, internal estimates of gathering revenue, future commodity prices and operating costs and equipment salvage values. The estimated cash flows are discounted using a rate that approximates the weighted average cost of capital of a market participant. These fair value inputs are not typically observable. At June 30, 2015, coalbed natural gas gathering assets were written down to the nonrecurring fair value measurement of $1.1 million. The fair value of these coalbed natural gas gathering assets have been categorized as Level 3 in the fair value hierarchy.

The Company performed a fair value assessment of the assets and liabilities classified as held for sale. For more information on this Level 3 nonrecurring fair value measurement, see Note 9.

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at June 30, 2015	$2,376,802	$2,468,204
Long-term debt at June 30, 2014	$2,185,917	$2,282,174
Long-term debt at December 31, 2014	$2,093,830	$2,238,548

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Note 13 - Equity
A summary of the changes in equity was as follows:

Six Months Ended June 30, 2015	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$3,134,041	$115,743	$3,249,784
Net loss	(535,521)	(11,282)	(546,803)
Other comprehensive income	1,857	—	1,857
Dividends declared on preferred stocks	(342)	—	(342)
Dividends declared on common stock	(71,078)	—	(71,078)
Stock-based compensation	1,107	—	1,107
Net tax deficit on stock-based compensation	(1,632)	—	(1,632)
Issuance of common stock	14,499	—	14,499
Contribution from noncontrolling interest	—	39,500	39,500
Balance at June 30, 2015	$2,542,931	$143,961	$2,686,892

Six Months Ended June 30, 2014	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$2,823,164	$32,738	$2,855,902
Net income (loss)	110,768	(1,302)	109,466
Other comprehensive income	1,007	—	1,007
Dividends declared on preferred stocks	(342)	—	(342)
Dividends declared on common stock	(68,025)	—	(68,025)
Stock-based compensation	2,796	—	2,796
Issuance of common stock upon vesting of performance shares, net of shares used for tax withholdings	(5,564)	—	(5,564)
Excess tax benefit on stock-based compensation	4,729	—	4,729
Issuance of common stock	131,973	—	131,973
Contribution from noncontrolling interest	—	32,500	32,500
Balance at June 30, 2014	$3,000,506	$63,936	$3,064,442

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

The pipeline and energy services segment provides natural gas transportation, underground storage, processing and gathering services, as well as oil gathering, through regulated and nonregulated pipeline systems and processing facilities primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment recently commenced operations of Dakota Prairie Refinery in conjunction with Calumet to refine crude oil. The facility produces and sells diesel fuel, naphtha and ATBs. This segment also provides cathodic protection and other energy-related services.

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

The Other category includes the activities of Centennial Capital, which insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the deductible layers of the insured companies' general liability, automobile liability and pollution liability coverages. Centennial Capital also owns certain real and personal property. The Other category also includes certain general and administrative costs (reflected in operation and maintenance expense) and interest expense which were previously allocated to Fidelity and do not meet the criteria for income (loss) from discontinued operations. The Other category also included Centennial Resources' investment in the Brazilian Transmission Lines.

Discontinued operations includes the results of Fidelity other than certain general and administrative costs and interest expense as described above. Fidelity is engaged in oil and natural gas development and production activities in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States. The Company has begun marketing Fidelity and plans to exit that line of business. Discontinued operations also includes legal expenses and a benefit related to the vacation of an arbitration award in 2014 related to Centennial Resources. For more information on discontinued operations, see Note 9.

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2014 Annual Report. Information on the Company's businesses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$64,265	$65,149	$136,041	$138,796
Natural gas distribution	132,965	146,077	463,538	520,311
Pipeline and energy services	18,242	15,246	22,183	19,668
	215,472	226,472	621,762	678,775
Nonregulated operations:
Pipeline and energy services	63,131	16,044	77,834	29,859
Construction materials and contracting	495,640	434,452	701,298	598,875
Construction services	211,515	275,109	446,918	545,002
Other	457	487	752	815
	770,743	726,092	1,226,802	1,174,551
Total external operating revenues	$986,215	$952,564	$1,848,564	$1,853,326

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—	$—
Natural gas distribution	—	—	—	—
Pipeline and energy services	6,564	6,937	27,625	24,210
	6,564	6,937	27,625	24,210
Nonregulated operations:
Pipeline and energy services	110	177	316	371
Construction materials and contracting	1,257	8,106	2,205	12,123
Construction services	3,491	7,273	15,186	11,010
Other	1,792	1,744	3,563	3,468
	6,650	17,300	21,270	26,972
Intersegment eliminations	(13,214)	(24,237)	(48,895)	(51,182)
Total intersegment operating revenues	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Earnings (loss) on common stock:
Regulated operations:
Electric	$5,910	$7,823	$14,237	$18,856
Natural gas distribution	(5,375)	(4,494)	16,075	22,768
Pipeline and energy services	4,329	3,614	9,685	6,612
	4,864	6,943	39,997	48,236
Nonregulated operations:
Pipeline and energy services	(5,933)	2,175	(7,271)	3,526
Construction materials and contracting	20,136	10,554	5,501	(13,019)
Construction services	7,003	14,307	11,763	30,875
Other	(3,746)	(2,971)	(8,158)	(6,758)
	17,460	24,065	1,835	14,624
Intersegment eliminations	(684)	(954)	(1,675)	(1,427)
Earnings on common stock before income (loss) from discontinued operations	21,640	30,054	40,157	61,433
Income (loss) from discontinued operations, net of tax	(251,415)	23,881	(576,020)	48,993
Total earnings (loss) on common stock	$(229,775)	$53,935	$(535,863)	$110,426

Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30,	2015	2014	2015	2014
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$46	$31	$425	$380
Interest cost	4,206	4,405	889	924
Expected return on assets	(5,753)	(5,484)	(1,223)	(1,242)
Amortization of prior service cost (credit)	18	18	(343)	(348)
Amortization of net actuarial loss	1,813	1,121	553	6
Curtailment loss	258	—	—	—
Net periodic benefit cost (credit), including amount capitalized	588	91	301	(280)
Less amount capitalized	53	73	33	(19)
Net periodic benefit cost (credit)	$535	$18	$268	$(261)

			Other
			Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30,	2015	2014	2015	2014
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$86	$64	$908	$759
Interest cost	8,570	8,845	1,803	1,782
Expected return on assets	(11,126)	(10,609)	(2,398)	(2,309)
Amortization of prior service cost (credit)	36	36	(685)	(696)
Amortization of net actuarial loss	3,548	2,434	1,014	324
Curtailment loss	258	—	—	—
Net periodic benefit cost (credit), including amount capitalized	1,372	770	642	(140)
Less amount capitalized	129	168	62	10
Net periodic benefit cost (credit)	$1,243	$602	$580	$(150)

Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table, the Company has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2015, was $1.9 million and $3.6 million, respectively. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2014, was $1.6 million and $3.3 million, respectively.

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

Note 16 - Regulatory matters and revenues subject to refund
On August 11, 2014, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase. Montana-Dakota requested a total increase of approximately $3.0 million annually or approximately 3.6 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, depreciation and taxes associated with the increased investment as well as an increase in Montana-Dakota's operation and maintenance expenses. On February 3, 2015, the MTPSC approved an interim increase of $2.0 million or approximately 2.3 percent, subject to refund, to be effective with service rendered on and after February 6, 2015. On March 18, 2015, Montana-Dakota and the Montana Consumer Counsel filed a settlement agreement that resolved all issues of the application and reflected a natural gas rate increase of $2.5 million annually or approximately 3.0 percent. An amended stipulation reflecting minor changes in rate design was submitted on March 24, 2015. On April 28, 2015, the MTPSC approved the settlement rates to be effective with service rendered on or after May 20, 2015.

On October 3, 2014, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase. Montana-Dakota requested a total increase of approximately $788,000 annually or approximately 4.1 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities and the associated operation and maintenance expenses, depreciation and taxes associated with the increase in investment. On April 16, 2015, Montana-Dakota and the Wyoming Office of Consumer Advocate filed a stipulation and agreement that resolved all issues between the parties and reflected a natural gas rate increase of $501,000 annually or approximately 2.6 percent. The WYPSC held a hearing on this matter on May 19, 2015. The WYPSC approved the stipulation and agreement authorizing the rate increase effective with service rendered on and after June 1, 2015.

On December 22, 2014, Montana-Dakota filed an application for advance determination of prudence and a certificate of public convenience and necessity with the NDPSC for the Thunder Spirit Wind project. This project will provide energy, capacity and renewable energy credits to Montana-Dakota's electric customers in North Dakota, Montana and South Dakota. The NDPSC held a hearing regarding this matter on May 14, 2015. The NDPSC approved the advance determination of prudence and issued a certificate of public convenience and necessity on June 30, 2015.

On February 6, 2015, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase. Montana-Dakota requested a total increase of approximately $4.3 million annually or approximately 3.4 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities, depreciation and taxes associated with the increased investment as well as an increase in Montana-Dakota's operation and maintenance expenses. Montana-Dakota requested an interim increase of $4.3 million or 3.4 percent, subject to refund, which was approved by the NDPSC on March 11, 2015, effective with service rendered on or after April 7, 2015. A technical hearing has been scheduled for August 31, 2015. This matter is pending before the NDPSC.

On March 31, 2015, Cascade filed an application with the OPUC for a natural gas rate increase. Cascade requested a total increase of approximately $3.6 million annually or approximately 5.1 percent above current rates. The requested increase includes the costs associated with the increased investment in facilities, including ongoing investment in new and replacement distribution facilities and the associated operation and maintenance expenses, depreciation and taxes associated with the increase in investment, as well as environmental remediation expenses. A hearing has been scheduled for October 27-28, 2015.

On April 10, 2015, Montana-Dakota submitted a request to the NDPSC to update the electric rate environmental cost recovery rider to reflect actual costs incurred through February 2015 and projected costs through June 2016 related to the recovery of Montana-Dakota's share of the costs resulting from the environmental retrofit required to be installed at the Big Stone Station. The request also includes costs associated with the environmental upgrade required at the Lewis & Clark Station to comply with the EPA's MATS rule. The filing also requests a revision to the environmental cost recovery rider that will allow future recovery of ongoing reagent costs required to meet environmental standards as a monthly adjustment. A total of $8.1 million is requested to be recovered under the adjustment. The NDPSC approved the requested rider to be effective with service rendered on and after July 1, 2015.

On June 24, 2015, Cascade filed an application with the WUTC for a natural gas rate increase. Cascade requested a total increase of approximately $3.9 million annually or approximately 1.6 percent above current rates. The requested increase includes costs associated with increased infrastructure investment and the associated operating expenses. A public meeting is scheduled for August 27, 2015.

On June 25, 2015, Montana-Dakota filed an application for an electric rate increase with the MTPSC. Montana-Dakota requested a total increase of approximately $11.8 million annually or approximately 21.1 percent above current rates. The increase is necessary to recover Montana-Dakota’s investments in modifications to generation facilities to comply with new EPA requirements, the addition and/or replacement of capacity and energy requirements and transmission facilities along with the additional depreciation, operation and maintenance expenses and taxes associated with the increases in investment. Montana-Dakota requested an interim increase of $11.0 million annually, which is pending before the MTPSC.

On June 30, 2015, Montana-Dakota filed an application with the SDPUC for an electric rate increase. Montana-Dakota requested a total increase of approximately $2.7 million annually or approximately 19.2 percent above current rates. The increase is necessary to recover Montana-Dakota’s investments in modifications to generation facilities to comply with new EPA requirements, the addition and/or replacement of capacity and energy requirements and transmission facilities along with the additional depreciation, operation and maintenance expenses and taxes associated with the increases in investment.

On June 30, 2015, Montana-Dakota filed an application for a natural gas rate increase with the SDPUC. Montana-Dakota requested a total increase of approximately $1.5 million annually or approximately 3.1 percent above current rates. The increase is necessary to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes, partially offset by an increase in customers and throughput.

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

The Company had accrued liabilities of $20.7 million, $32.1 million and $27.6 million, which include liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at June 30, 2015 and 2014, and December 31, 2014, respectively, which include amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.

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

On May 15, 2013, Austin Holdings, LLC filed an action against Fidelity in Wyoming State District Court alleging Fidelity violated the Wyoming Royalty Payment Act and implied lease covenants by deducting production costs from and by failing to properly report and pay royalties for coalbed methane gas production in Wyoming. The plaintiff, in addition to declaratory and injunctive relief, sought class certification for similarly situated persons and an unspecified amount of monetary damages on behalf of the class for unpaid royalties, interest, reporting violations and attorney fees. Fidelity reached a court approved settlement of the matter for an amount that is not material.

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

Former Employee Litigation On August 6, 2012, a former employee and his spouse filed actions against Connolly-Pacific and others in California Superior Court alleging the former employee contracted acute myelogenous leukemia from exposure to substances while employed as a seaman by the defendants. The plaintiffs sought compensatory damages plus punitive damages, costs and interest. Connolly-Pacific reached a settlement of the matter for an amount that is not material.

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

The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington Department of Ecology issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $12.3 million for the remedial investigation, feasibility study and remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site until the next general rate case. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.

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

WBI Holdings has guaranteed certain of Fidelity's oil and natural gas swap agreement obligations. The amount of derivative activity entered into by the subsidiary is limited by corporate policy. The guarantees of the oil and natural gas swap agreements at June 30, 2015, expire in 2015; however, Fidelity may continue to enter into additional derivative instruments and, as a result, WBI Holdings from time to time may issue additional guarantees on these derivative instruments. At June 30, 2015, the fixed maximum amounts guaranteed under these agreements aggregated $2.8 million. The amount outstanding by Fidelity was $2.8 million and was reflected on the Consolidated Balance Sheet at June 30, 2015. In the event Fidelity defaults under its obligations, WBI Holdings would be required to make payments under its guarantees.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, natural gas transportation and sales agreements, gathering contracts and certain other guarantees. At June 30, 2015, the fixed maximum amounts guaranteed under these agreements aggregated $134.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $43.6 million in 2015; $14.5 million in 2016; $1.2 million in 2017; $500,000 in 2018; $57.4 million in 2019; $13.5 million, which is subject to expiration on a specified number of days after the receipt of written notice; and $4.0 million, which has no scheduled maturity date. The amount outstanding by subsidiaries of the Company under the above guarantees was $200,000 and was reflected on the Consolidated Balance Sheet at June 30, 2015. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.

Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2015, the fixed maximum amounts guaranteed under these letters of credit aggregated $62.5 million. In 2015 and 2016, $33.7 million and $28.8 million, respectively, of letters of credit are scheduled to expire. The amount outstanding by subsidiaries of the Company under the above letters of credit was

$100,000 and was reflected on the Consolidated Balance Sheet at June 30, 2015. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.

Centennial and WBI Holdings have guaranteed certain debt obligations of Dakota Prairie Refining. For more information, see Variable interest entities in this note.

WBI Holdings has an outstanding guarantee to WBI Energy Transmission. This guarantee is related to a natural gas transportation and storage agreement that guarantees the performance of Prairielands. At June 30, 2015, the fixed maximum amount guaranteed under this agreement was $4.0 million and is scheduled to expire in 2016. In the event of Prairielands' default in its payment obligations, WBI Holdings would be required to make payment under its guarantee. The amount outstanding by Prairielands under the above guarantee was $1.2 million. The amount outstanding under this guarantee was not reflected on the Consolidated Balance Sheet at June 30, 2015, because this intercompany transaction was eliminated in consolidation.

In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at June 30, 2015.

In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2015, approximately $720.9 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Variable interest entities
The Company evaluates its arrangements and contracts with other entities to determine if they are VIEs and if so, if the Company is the primary beneficiary.

Dakota Prairie Refining, LLC On February 7, 2013, WBI Energy and Calumet formed a limited liability company, Dakota Prairie Refining, and entered into an operating agreement to develop, build and operate Dakota Prairie Refinery in southwestern North Dakota. WBI Energy and Calumet each have a 50 percent ownership interest in Dakota Prairie Refining. WBI Energy's and Calumet's capital commitments, based on a total project cost of $300 million, under the agreement are $150 million and $75 million, respectively. Capital commitments in excess of $300 million are being shared equally between WBI Energy and Calumet. WBI Energy's and Calumet's cumulative capital contributions as of June 30, 2015, are $234.5 million and $159.5 million, respectively. Dakota Prairie Refining entered into a term loan for project debt financing of $75 million on April 22, 2013. The operating agreement provides for allocation of profits and losses consistent with ownership interests; however, deductions attributable to project financing debt will be allocated to Calumet. Calumet's future cash distributions from Dakota Prairie Refining will be decreased by the principal and interest to be paid on the project debt, while the cash distributions to WBI Energy will not be decreased. Pursuant to the operating agreement, Centennial agreed to guarantee Dakota Prairie Refining's obligation under the term loan.

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

Dakota Prairie Refinery has commenced operations. The assets of Dakota Prairie Refining shall be used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining reflected on the Company's Consolidated Balance Sheets were as follows:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$845	$32,283	$21,376
Accounts receivable	29,639	—	2,759
Inventories	24,166	—	5,311
Other current assets	7,887	2,136	4,019
Total current assets	62,537	34,419	33,465
Net property, plant and equipment	431,476	254,079	398,984
Deferred charges and other assets:
Other	5,729	—	3,400
Total deferred charges and other assets	5,729	—	3,400
Total assets	$499,742	$288,498	$435,849
LIABILITIES
Current liabilities:
Short-term borrowings	$26,000	$—	$—
Long-term debt due within one year	3,000	3,000	3,000
Accounts payable	38,339	28,150	55,089
Taxes payable	1,601	225	648
Accrued compensation	649	256	727
Other accrued liabilities	932	494	899
Total current liabilities	70,521	32,125	60,363
Long-term debt	66,000	69,000	69,000
Total liabilities	$136,521	$101,125	$129,363

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

At June 30, 2015, Coyote Creek was not yet operational. The assets and liabilities of Coyote Creek and exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, at June 30, 2015, was $26.1 million.

Note 18 - Subsequent Event
On July 21, 2015, the Company entered into a $75.0 million term loan agreement with a variable interest rate which matures on July 20, 2016. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of funded debt to capitalization (on either a consolidated or unconsolidated basis) to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets and the making of certain investments.

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

The key strategies for each of the Company's business segments and its discontinued operations, and certain related business challenges are summarized below. For a summary of the Company's businesses, see Note 14.

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

Challenges Challenges for this segment include: energy and refined product price volatility; tight basis differentials; environmental and regulatory requirements; recruitment and retention of a skilled workforce; and competition from other pipeline and energy services companies.

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

Challenges Recruitment and retention of key personnel and volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt, cement and steel, are ongoing challenges. This business unit expects to continue cost containment efforts, positioning its operations for the resurgence in the private market, while continuing the emphasis on industrial, energy and public works projects.

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

Discontinued Operations
Strategy The Company began the marketing process of Fidelity and plans to exit that line of business. Until such sale is accomplished, Fidelity will apply technology and utilize existing expertise to maintain production from existing leaseholds. By optimizing existing operations, Fidelity is focused on balancing its oil and natural gas commodity mix to maximize profitability.

Challenges Risks and uncertainties associated with the marketing and sale of Fidelity; current oil and natural gas low-price environment; timely receipt of necessary permits and approvals; environmental and regulatory requirements; recruitment and retention of a skilled workforce; utilizing appropriate technologies; inflationary pressure on development and operating costs; irregularities in geological formations; and competition from other exploration and production companies are ongoing challenges for Fidelity.

Additional Information
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

Earnings Overview
The following table summarizes the contribution to consolidated earnings (loss) by each of the Company's businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions, where applicable)
Electric	$5.9	$7.8	$14.2	$18.9
Natural gas distribution	(5.4)	(4.5)	16.1	22.8
Pipeline and energy services	(1.6)	5.8	2.4	10.1
Construction materials and contracting	20.1	10.6	5.5	(13.0)
Construction services	7.0	14.3	11.8	30.9
Other	(3.7)	(3.0)	(8.2)	(6.9)
Intersegment eliminations	(.6)	(1.0)	(1.7)	(1.4)
Earnings before discontinued operations	21.7	30.0	40.1	61.4
Income (loss) from discontinued operations, net of tax	(251.5)	23.9	(576.0)	49.0
Earnings (loss) on common stock	$(229.8)	$53.9	$(535.9)	$110.4
Earnings (loss) per common share – basic:
Earnings before discontinued operations	$.11	$.16	$.21	$.32
Discontinued operations, net of tax	(1.29)	.12	(2.96)	.26
Earnings (loss) per common share – basic	$(1.18)	$.28	$(2.75)	$.58
Earnings (loss) per common share – diluted:
Earnings before discontinued operations	$.11	$.16	$.21	$.32
Discontinued operations, net of tax	(1.29)	.12	(2.96)	.26
Earnings (loss) per common share – diluted	$(1.18)	$.28	$(2.75)	$.58
Three Months Ended June 30, 2015 and 2014 The Company recognized a consolidated loss of $229.8 million for the quarter ended June 30, 2015, compared to consolidated earnings of $53.9 million from the comparable prior period largely due to:

•
Discontinued operations which had a fair value impairment of the Company's assets held for sale of $252.0 million (after tax); lower average realized commodity prices, excluding gain/loss on commodity derivatives; and decreased oil production; partially offset by lower depreciation, depletion and amortization expense

•	A higher operating loss at Dakota Prairie Refinery and an impairment of coalbed natural gas gathering assets of $1.9 million (after tax) at the pipeline and energy services business

•	Lower workloads and margins in the Western region at the construction services business
Partially offsetting these decreases were higher earnings on all product lines at the construction materials and contracting business.
Six Months Ended June 30, 2015 and 2014 The Company recognized a consolidated loss of $535.9 million for the six months ended June 30, 2015, compared to consolidated earnings of $110.4 million from the comparable prior period largely due to:

•
Discontinued operations which had a $315.3 million after-tax noncash write-down of oil and natural gas properties; a fair value impairment of the Company's assets held for sale of $252.0 million (after tax); lower average realized commodity prices, excluding gain/loss on commodity derivatives; and decreased oil production; partially offset by lower depreciation, depletion and amortization expense and lease operating expenses

•	A higher operating loss at Dakota Prairie Refinery and an impairment of coalbed natural gas gathering assets of $1.9 million (after tax) at the pipeline and energy services business

•	Lower earnings related to decreased retail sales volumes at the natural gas distribution business

•	Lower workloads and margins in the Western region at the construction services business
Partially offsetting these decreases were higher earnings on all product lines at the construction materials and contracting business.

FINANCIAL AND OPERATING DATA
Below are key financial and operating data for each of the Company's businesses.
Electric

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions, where applicable)
Operating revenues	$64.3	$65.1	$136.0	$138.8
Operating expenses:
Fuel and purchased power	19.3	21.1	43.1	47.6
Operation and maintenance	22.5	20.5	43.6	38.9
Depreciation, depletion and amortization	9.3	8.5	18.6	17.1
Taxes, other than income	3.0	2.8	6.1	5.7
	54.1	52.9	111.4	109.3
Operating income	10.2	12.2	24.6	29.5
Earnings	$5.9	$7.8	$14.2	$18.9
Retail sales (million kWh)	745.0	721.5	1,652.7	1,650.4
Average cost of fuel and purchased power per kWh	$.024	$.027	$.024	$.027
Three Months Ended June 30, 2015 and 2014 Electric earnings decreased $1.9 million (24 percent) due to:

•
Higher operation and maintenance expense, which includes $1.3 million (after tax) largely due to higher payroll and benefit-related costs and higher contract services, primarily related to a planned outage at an electric generation station

•	Higher depreciation, depletion and amortization expense of $500,000 (after tax) due to increased property, plant and equipment balances

•	Higher net interest expense, which includes $500,000 (after tax) largely related to higher long-term debt
Partially offsetting these decreases were increased retail sales margins, primarily due to rate recovery of generation upgrades, as well as increased sales volumes of 3 percent, primarily to commercial and industrial customers.
Six Months Ended June 30, 2015 and 2014 Electric earnings decreased $4.7 million (24 percent) due to:

•
Higher operation and maintenance expense, which includes $3.0 million (after tax) largely due to higher contract services, primarily related to a planned outage at an electric generation station, and higher payroll and benefit-related costs

•	Higher net interest expense, which includes $1.3 million (after tax) largely related to higher long-term debt

•	Higher depreciation, depletion and amortization expense of $1.0 million (after tax) due to increased property, plant and equipment balances
Partially offsetting these decreases were increased retail sales margins, primarily due to rate recovery of generation upgrades.

Natural Gas Distribution

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions, where applicable)
Operating revenues	$133.0	$146.1	$463.5	$520.3
Operating expenses:
Purchased natural gas sold	73.1	89.1	295.2	346.4
Operation and maintenance	37.4	35.9	75.8	73.8
Depreciation, depletion and amortization	14.7	13.5	29.3	26.8
Taxes, other than income	10.0	9.9	26.6	27.8
	135.2	148.4	426.9	474.8
Operating income (loss)	(2.2)	(2.3)	36.6	45.5
Earnings (loss)	$(5.4)	$(4.5)	$16.1	$22.8
Volumes (MMdk):
Sales	13.7	14.7	52.6	60.0
Transportation	35.1	29.9	70.2	69.2
Total throughput	48.8	44.6	122.8	129.2
Degree days (% of normal)*
Montana-Dakota/Great Plains	92%	109%	87%	107%
Cascade	80%	78%	78%	93%
Intermountain	86%	95%	85%	96%
Average cost of natural gas, including transportation, per dk	$5.34	$6.05	$5.61	$5.77
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended June 30, 2015 and 2014 The natural gas distribution business experienced a seasonal loss of $5.4 million compared to a seasonal loss of $4.5 million a year ago (20 percent higher loss). The higher loss was the result of:

•	Higher operation and maintenance expense, which includes $1.0 million (after tax) largely related to higher payroll and benefit-related costs

•	Higher depreciation, depletion and amortization expense of $700,000 (after tax), primarily resulting from increased property, plant and equipment balances

•	Higher net interest expense, which includes $500,000 (after tax) largely related to higher long-term debt

•	Lower other income, which includes $400,000 (after tax) largely related to lower allowance for funds used during construction
Partially offsetting theses decreases were higher retail sales margins, primarily resulting from natural gas retail rate increases offset in part by decreased retail sales volumes due to warmer weather.
The pass-through of lower natural gas prices is reflected in the decrease in both sales revenue and purchased natural gas sold.
Six Months Ended June 30, 2015 and 2014 Natural gas distribution earnings decreased $6.7 million (29 percent) due to:

•
Lower retail sales margins related to decreased retail sales volumes of 12 percent, primarily resulting from significantly warmer weather than last year, partially offset by weather normalization adjustments in certain jurisdictions. Natural gas retail rate increases also partially offset the retail sales margin decrease.

•	Higher depreciation, depletion and amortization expense of $1.5 million (after tax), primarily resulting from increased property, plant and equipment balances

•	Higher net interest expense, which includes $900,000 (after tax) largely related to higher long-term debt
The pass-through of lower natural gas prices is reflected in the decrease in both sales revenue and purchased natural gas sold.

Pipeline and Energy Services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014
	(Dollars in millions)
Operating revenues	$88.0		$38.4	$128.0		$74.1
Operating expenses:
Cost of crude oil	44.8		—	47.1		—
Operation and maintenance	36.7	*	16.9	56.8	*	33.6
Depreciation, depletion and amortization	10.2		7.2	19.0		14.3
Taxes, other than income	3.7		3.4	7.3		6.6
	95.4		27.5	130.2		54.5
Operating income (loss)	(7.4)		10.9	(2.2)		19.6
Earnings (loss)	$(1.6)	*	$5.8	$2.4	*	$10.1
Transportation volumes (MMdk)	70.9		53.3	138.9		105.8
Natural gas gathering volumes (MMdk)	8.9		9.7	18.3		19.1
Customer natural gas storage balance (MMdk):
Beginning of period	7.2		10.4	14.9		26.7
Net injection (withdrawal)	4.6		1.0	(3.1)		(15.3)
End of period	11.8		11.4	11.8		11.4
Refined product sales (MBbls)
Diesel fuel	263		—	263		—
Naphtha	185		—	185		—
ATBs and other	188		—	188		—
Total refined product sales	636		—	636		—
* Reflects an impairment of coalbed natural gas gathering assets of $3.0 million ($1.9 million after tax). For more information, see Note 12.

Three Months Ended June 30, 2015 and 2014 Pipeline and energy services recognized a loss of $1.6 million compared to earnings of $5.8 million for the comparable prior period due to:

•
A higher operating loss related to the Company's portion of Dakota Prairie Refinery upon commencement of operations in May 2015 resulting in higher operation and maintenance expense due to higher start-up costs and higher rail related costs; higher depreciation, depletion and amortization expense; partially offset by refined product sales gross margin. Margins have been negatively impacted by market conditions.

•
Higher operation and maintenance expense excluding Dakota Prairie Refinery, which includes $3.9 million (after tax) primarily related to an impairment of coalbed natural gas gathering assets of $1.9 million (after tax), largely resulting from low natural gas prices, as discussed in Note 12; higher payroll-related costs; and the absence of an insurance settlement in 2014

•	Lower gathering and processing earnings of $600,000 (after tax), largely related to lower processing rates offset in part by higher oil and natural gas processing volumes
Partially offsetting the earnings decrease was higher earnings of $1.8 million (after tax) due to higher transportation volumes and higher transportation rates, primarily resulting from a rate case settlement under which higher rates went into effect May 1, 2014.
Six Months Ended June 30, 2015 and 2014 Pipeline and energy services earnings decreased $7.7 million (76 percent) due to:

•	A higher operating loss related to the Company's portion of Dakota Prairie Refinery, as previously discussed

•	Higher operation and maintenance expense excluding Dakota Prairie Refinery, which includes $4.1 million (after tax), as previously discussed

•	Lower storage services earnings of $1.0 million (after tax), largely due to lower withdrawal volumes and lower average balances

•	Lower gathering and processing earnings of $300,000 (after tax), as previously discussed
Partially offsetting the earnings decrease was higher earnings of $4.5 million (after tax) due to higher transportation volumes and higher transportation rates, as previously discussed.

Construction Materials and Contracting

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015		2014
	(Dollars in millions)
Operating revenues	$496.9	$442.6	$703.5		$611.0
Operating expenses:
Operation and maintenance	433.7	393.4	634.9	*	569.1
Depreciation, depletion and amortization	16.2	17.4	32.7		35.0
Taxes, other than income	11.4	10.6	20.1		18.9
	461.3	421.4	687.7		623.0
Operating income (loss)	35.6	21.2	15.8		(12.0)
Earnings (loss)	$20.1	$10.6	$5.5	*	$(13.0)
Sales (000's):
Aggregates (tons)	6,940	6,971	10,506		9,800
Asphalt (tons)	1,727	1,474	1,959		1,658
Ready-mixed concrete (cubic yards)	988	907	1,564		1,404
* Reflects a MEPP withdrawal liability of approximately $2.4 million ($1.5 million after tax) in 2015. For more information, see Note 15.

Three Months Ended June 30, 2015 and 2014 Construction materials and contracting earnings increased $9.5 million (91 percent) due to:

•	Higher earnings of $2.5 million (after tax) resulting from higher asphalt margins and volumes

•	Higher earnings of $1.8 million (after tax) resulting from higher aggregate margins

•	Higher earnings of $1.7 million (after tax) resulting from higher ready-mixed concrete margins and volumes

•	Higher earnings from other product line margins and volumes
Partially offsetting theses increases were higher selling, general and administrative expense of $1.9 million (after tax), primarily related to higher payroll-related costs.
Six Months Ended June 30, 2015 and 2014 Construction materials and contracting recognized earnings of $5.5 million compared to a loss of $13.0 million for the comparable prior period. The increase in earnings was due to:

•	Higher earnings of $4.5 million (after tax) resulting from higher construction revenues and margins due to favorable weather that allowed an early start of the construction season

•	Higher earnings of $4.4 million (after tax) resulting from higher aggregate margins and volumes

•	Higher earnings of $4.2 million (after tax) resulting from higher ready-mixed concrete margins and volumes

•	Higher earnings of $2.4 million (after tax) resulting from higher asphalt margins and volumes

•	Higher earnings from other product line margins and volumes
Partially offsetting these increases were higher selling, general and administrative expense of $2.1 million (after tax), primarily related to higher payroll-related costs, and a MEPP withdrawal liability of $1.5 million (after tax), as discussed in Note 15.

Construction Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues	$215.0	$282.3	$462.1	$556.0
Operating expenses:
Operation and maintenance	191.8	246.5	416.8	480.6
Depreciation, depletion and amortization	3.3	3.2	6.7	6.4
Taxes, other than income	7.4	8.3	17.3	18.5
	202.5	258.0	440.8	505.5
Operating income	12.5	24.3	21.3	50.5
Earnings	$7.0	$14.3	$11.8	$30.9
Three Months Ended June 30, 2015 and 2014 Construction services earnings decreased $7.3 million (51 percent) due to:

•	Lower workloads and margins in the Western region resulting from substantial completion of significant projects in 2014 and lower margins in the Central region

•	Lower electrical supply sales and margins as a result of the sale of underperforming assets in the first quarter

•	Lower equipment sales and rental margins
These decreases were partially offset by lower selling, general and administrative expense of $2.0 million (after tax), primarily related to lower payroll-related costs.
Six Months Ended June 30, 2015 and 2014 Construction services earnings decreased $19.1 million (62 percent) due to lower workloads and margins in the Western region, as previously discussed, lower margins in the Central region and lower electrical supply sales and margins as a result of the sale of underperforming assets in the first quarter.

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues	$2.2	$2.2	$4.4	$4.3
Operating expenses:
Operation and maintenance	4.0	4.0	7.7	8.1
Depreciation, depletion and amortization	.5	.6	1.0	1.1
Taxes, other than income	—	—	.1	—
	4.5	4.6	8.8	9.2
Operating loss	(2.3)	(2.4)	(4.4)	(4.9)
Loss	$(3.7)	$(3.0)	$(8.2)	$(6.9)
Included in Other are general and administrative costs and interest expense previously allocated to Fidelity that do not meet the criteria for income (loss) from discontinued operations.
Three Months Ended June 30, 2015 and 2014 Other loss increased $700,000, primarily the result of higher income tax expense in 2015 due to income tax benefits resulting from favorable resolution of certain tax matters in 2014.
Six Months Ended June 30, 2015 and 2014 Other loss increased $1.3 million, primarily due to a foreign currency translation loss including effects of the sale of the Company's remaining interest in the Brazilian Transmission Lines in January 2015.

Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Income (loss) from discontinued operations before intercompany eliminations, net of tax	$(251.5)	$23.8	$(576.2)	$48.8
Intercompany eliminations	—	.1	.2	.2
Income (loss) from discontinued operations, net of tax	$(251.5)	$23.9	$(576.0)	$49.0
Three Months Ended June 30, 2015 and 2014 Discontinued operations recognized a loss of $251.5 million compared to income of $23.9 million for the comparable prior period due to:

•	Fair value impairment of the Company's assets held for sale of $252.0 million (after tax), as discussed in Note 9

•	Lower average realized oil prices of 47 percent, excluding gain/loss on commodity derivatives

•
Decreased oil production of 36 percent, largely related to the divestment of certain properties in the last half of 2014, normal production declines and deferral of oil drilling activity due to the current low-price environment

•	Lower average realized gas prices of 57 percent, excluding gain/loss on commodity derivatives
Partially offsetting these decreases were:

•
Lower depreciation, depletion and amortization expense of $23.1 million (after tax) due to lower depletion rates and volumes and depreciation, depletion and amortization no longer being recorded on assets held for sale

•	Lower lease operating expenses of $6.5 million (after tax), largely the result of lower cost structures, as well as decreased production, as previously discussed

•	Lower production taxes of $5.8 million (after tax), largely related to lower oil and natural gas prices and lower oil production

•	Lower general and administrative expense primarily related to lower payroll-related costs and professional services

Six Months Ended June 30, 2015 and 2014 Discontinued operations recognized a loss of $576.0 million compared to income of $49.0 million for the comparable prior period due to:

•	A noncash write-down of oil and gas properties of $315.3 million (after tax), as discussed in Note 9

•	Fair value impairment of the Company's assets held for sale of $252.0 million (after tax), as discussed in Note 9

•	Lower average realized oil prices of 52 percent, excluding gain/loss on commodity derivatives

•
Decreased oil production of 30 percent, largely related to the divestment of certain properties in the last half of 2014, normal production declines and deferral of oil drilling activity due to the current low-price environment

•	Lower average realized gas prices of 61 percent, excluding gain/loss on commodity derivatives
Partially offsetting these decreases were:

•
Lower depreciation, depletion and amortization expense of $27.4 million (after tax) due to lower depletion rates and volumes and depreciation, depletion and amortization no longer being recorded on assets held for sale

•	Lower lease operating expenses of $11.1 million (after tax), largely the result of lower cost structures, as well as decreased production, as previously discussed

•	Lower production taxes of $10.7 million (after tax), largely related to lower oil and gas prices and lower production

•	Lower general and administrative expense primarily related to lower payroll-related costs and professional services

The following table represents key statistics of Fidelity's operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Production:
Oil (MBbls)	874	1,366	1,839	2,646
NGL (MBbls)	108	167	224	331
Natural gas (MMcf)	5,093	5,756	10,047	11,034
Total production (MBOE)	1,831	2,492	3,738	4,816
Average realized prices (excluding realized and unrealized gain/loss on commodity derivatives):
Oil (per Bbl)	$48.90	$93.06	$43.66	$90.99
NGL (per Bbl)	$17.88	$37.67	$18.28	$39.94
Natural gas (per Mcf)	$1.62	$3.76	$1.82	$4.72
Average realized prices (including realized gain/loss on commodity derivatives):
Oil (per Bbl)	$45.23	$87.03	$49.17	$86.43
NGL (per Bbl)	$17.88	$37.67	$18.28	$39.94
Natural gas (per Mcf)	$1.91	$3.40	$2.27	$4.27
Production costs, including taxes, per BOE:
Lease operating costs	$7.37	$9.57	$8.13	$9.97
Gathering and transportation	1.51	1.24	1.40	1.13
Production and property taxes	2.73	5.68	2.72	5.63
	$11.61	$16.49	$12.25	$16.73

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Intersegment transactions:
Operating revenues	$13.2	$24.2	$48.9	$51.1
Purchased natural gas sold	6.5	6.9	27.5	24.0
Operation and maintenance	5.5	15.7	18.6	24.8
Depreciation, depletion and amortization	.1	—	.1	—
Income (loss) from continuing operations	.6	1.0	1.7	1.4
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

Electric and natural gas distribution

•
Rate base growth is projected to be approximately 11 percent compounded annually over the next five years, including plans for an approximate $1.7 billion gross capital investment program with $437 million planned for 2015. Although a prolonged period of lower commodity prices may slow Bakken-area growth in the future, the Company continues to see strong current growth with increases of 4.5 percent in electric customer counts and 3.3 percent in natural gas customers in the second quarter compared to a year ago in this area.

•	Regulatory actions

Completed Cases:

◦	On August 11, 2014 and October 3, 2014, the Company filed applications with the MTPSC and WYPSC, respectively, for natural gas rate increases, as discussed in Note 16.

◦
On November 14, 2014, the Company filed an application with the NDPSC for approval to implement the rate adjustment associated with the electric generation resource recovery rider previously approved by the NDPSC. The rider was established to recover costs associated with new generation such as the Heskett III 88-MW natural gas combustion turbine. The NDPSC approved a rate adjustment of $5.3 million annually, which was implemented January 9, 2015.

◦
On December 22, 2014, the Company filed for advanced determination of prudence with the NDPSC on the Thunder Spirit Wind project, as discussed in Note 16. The Company has an agreement to purchase the project, which includes 43 wind turbines totaling 107.5 MW of electric generation at a total cost of approximately $220 million including purchase price, internal costs and AFUDC with approximately $55 million already funded in 2014. ALLETE Clean Energy is developing the project, with an expected completion in December 2015.

◦	On April 10, 2015, the Company filed an update with the NDPSC to the electric rate environmental cost recovery rider, as discussed in Note 16.

Pending Cases:

◦	On February 6, 2015, March 31, 2015 and June 24, 2015, the Company filed applications with the NDPSC, OPUC and WUTC, respectively, for natural gas rate increases, as discussed in Note 16.

◦	On June 25, 2015, the Company filed an application with the MTPSC for an electric rate increase, as discussed in Note 16. The MTPSC has nine months in which to render a decision on the application.

◦	On June 30, 2015, the Company filed an application with the SDPUC for an electric rate increase, as discussed in Note 16. The SDPUC has six months in which to render a decision on the application.

◦	On June 30, 2015, the Company filed an application with the SDPUC for a natural gas rate increase, as discussed in Note 16. The SDPUC has six months in which to render a decision on the application.

Expected Filings:

◦
The Company expects to file an electric rate case in Wyoming and a natural gas rate case in Minnesota as well as an update to its generation resource recovery rider and transmission tracker in North Dakota.

•	Growth Projects/Opportunities

◦
Investments of approximately $60 million are being made in 2015 to serve the ongoing growth in the electric and natural gas customer base associated with the Bakken oil development, where customer growth is higher than the national average. This reflects a slightly lower capital expenditure level compared to 2014, anticipating a tempering of economic activity due to lower oil prices.

◦
The Company, along with a partner, expects to build a 345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota, about 160 miles. The Company’s share of the cost is estimated at approximately $205 million including development costs and substation upgrade costs. The project has been approved as a MISO multivalue project. A route application was filed in August 2013 with the state of South Dakota and in October 2013 with the state of North Dakota. A route permit was approved July 10, 2014, in North Dakota and August 13, 2014, in South Dakota. The South Dakota route permit was appealed and a district court ruled in favor of the project. The district court decision has been appealed to the South Dakota Supreme Court. Approximately 90 percent of the necessary easements have been secured. The Company continues to expect the project to be completed in 2019.

◦
The Company is pursuing additional generation projects to meet projected capacity requirements, including 19 MW of natural gas generation at the Lewis & Clark Station to be in service later this year and a potential partnership for a large scale combined cycle resource targeted to be online by late 2020 with the Company's share being approximately 200 MW.

◦
The Company is analyzing potential projects for accommodating load growth in its industrial and agricultural sectors, with company- and customer-owned pipelines designed to serve existing facilities utilizing fuel oil or propane, and to serve new customers.

◦	The Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system in the Pacific Northwest and Idaho.

•
Montana-Dakota's labor agreement with the International Brotherhood of Electrical Workers was in effect through April 30, 2015, and Cascade's labor agreement with the International Chemical Workers Union was in effect through April 1, 2015, as reported in Items 1 and 2 - Business Properties - General in the 2014 Annual Report. Montana-Dakota's and Cascade's contracts have been ratified and are effective through April 30, 2018, and April 1, 2018, respectively.

Pipeline and energy services

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

•
The Company, in conjunction with Calumet, owns Dakota Prairie Refinery. Construction began on the facility in late March 2013 and operations commenced May 4, 2015. The refinery processes Bakken crude oil into diesel, which is marketed within the Bakken region. Other by-products, naphtha and ATBs, are being transported to other areas. The fully-ramped production slate is expected to include approximately 7,000 BPD of diesel, 6,500 BPD of naphtha and 6,000 BPD of ATBs. Diesel and naphtha prices have recently deteriorated and the local Bakken basis differential has narrowed causing adverse market conditions. The Company is expecting market conditions to improve with projection of meaningful earnings before interest, taxes, depreciation and amortization contributions from the refinery in 2016.

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

Construction materials and contracting

•
Approximate work backlog as of June 30, 2015, was $833 million, compared to $764 million a year ago. Private work represents 9 percent of construction backlog and public work represents 91 percent of backlog. The backlog includes a variety of projects such as highway grading, paving and underground projects, airports, bridge work and subdivisions.

•	Projected revenues included in the Company's 2015 earnings guidance are in the range of $1.8 billion to $2.0 billion.

•	The Company anticipates margins in 2015 to be higher compared to 2014 margins.

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

•
Of the four labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2014 Annual Report, three have been ratified. The one remaining contract is still in negotiations.

Construction services

•
Approximate work backlog as of June 30, 2015, was $429 million, compared to $386 million a year ago. The backlog includes a variety of projects such as substation and line construction, solar and other commercial, institutional and industrial projects including petrochemical work.

•	Projected revenues included in the Company's 2015 earnings guidance are in the range of $850 million to $950 million.

•	The Company anticipates margins in 2015 to be lower compared to 2014 margins.

•
The Company continues to pursue opportunities for expansion in energy projects such as petrochemical, transmission, substations, utility services and solar. Initiatives are aimed at capturing additional market share and expanding into new markets.

Discontinued operations

•	The Company intends to sell Fidelity and although an actual closing date is unknown, for forecasting purposes the Company is assuming a sale transaction by year end 2015.

•
During 2015, the Company plans to continue to focus on maximizing the value of Fidelity, including focusing on lowering its cost structure beyond the 25 percent general and administrative cost reduction already in place.

•	The Company expects to spend approximately $100 million in capital expenditures in 2015, operating within projected cash flows. The Company currently has no rigs drilling on its operated properties.

•	Key activities for 2015 include:

◦	Commissioning and start-up of the gas gathering and processing facilities in the Paradox Basin.

◦	Fracture stimulate two wells in the Paradox Basin.

◦	Completion of a backlog of wells in the non-operated Powder River Basin.

◦	Completion of 2014 activity carryover in the Bakken.

◦	No additional drilling of horizontal wells in East Texas is planned in the current low natural gas price environment.

•	Operational updates:

◦
The Cane Creek Unit 28-3 well (100 percent working interest), which was completed in mid-December 2014 and slowly ramped up to about 600 BOPD, has continued to flow 600 BOPD on an 11/64ths-inch choke at a current flowing tubing pressure of approximately 1,060 psi.

◦
The Cane Creek Unit 28-2 well (100 percent working interest) was fracture stimulated in June 2015. Pre-stimulated production oil rate was 40 BOPD. After stimulation, the well had a peak oil production rate of 350 BOPD on a 6/64ths-inch choke and a flowing tubing pressure of 3,600 psi. The well is currently flowing an average oil rate of 230 BOPD on a 10/64ths-inch choke and a flowing tubing pressure of 800 psi. These results are similar to those achieved from the successful fracture stimulation of the Cane Creek Unit 32-1 in 2014 and are very encouraging.

◦
Per-unit lease operating costs year-to-date 2015 were 18 percent lower than costs for the same period in 2014, after adjusting for 2014 asset divestments. Lower operating costs have been achieved through reductions in costs of services as well as optimizing production operations.

•
Annual oil production is expected to decline approximately 30 percent in 2015, primarily due to 2014 divestments in the Bakken and limited oil-related investments in 2015. Annual natural gas and NGL volumes are estimated to decrease 9 percent and 29 percent, respectively, in 2015, primarily the result of 2014 asset divestments in South Texas. The December 2015 oil production rate is estimated to decrease 28 percent compared to December 2014, while natural gas and NGL rates are estimated to decrease 6 percent and 9 percent, respectively. The Company is assuming average NYMEX index prices for August through December 2015 of $54.20 per Bbl of crude oil, $2.92 per Mcf of natural gas and $22.15 per Bbl of NGL.

•	Derivatives in place as of July 31, 2015, include:

◦	For July through September 2015, 6,000 BOPD at a weighted average price of $55.78.

◦	For October through December 2015, 6,000 BOPD at a weighted average price of $58.61.

◦	For July through December 2015, 10,000 MMBtu of natural gas per day at a weighted average price of $4.28.

NEW ACCOUNTING STANDARDS
For information regarding new accounting standards, see Note 7, which is incorporated by reference.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES
The Company's critical accounting policies involving significant estimates include impairment testing of oil and natural gas properties, impairment testing of assets held for sale, impairment testing of long-lived assets and intangibles, revenue recognition, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2014 Annual Report other than the critical accounting policies involving impairment testing of oil and natural gas properties and the impairment testing of assets held for sale. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2014 Annual Report.

Oil and natural gas properties
Estimates of proved reserves are prepared in accordance with guidelines established by the industry and the SEC. The estimates are arrived at using actual historical wellhead production trends and/or standard reservoir engineering methods utilizing available geological, geophysical, engineering and economic data. The extent, quality and reliability of this data can vary. Other factors used in the reserve estimates are prices, market differentials, estimates of well operating and future development costs, and timing of operations. These estimates are refined as new information becomes available.

As these estimates change, calculated proved reserves may change. Prior to the oil and natural gas properties being classified as held for sale, changes in proved reserve quantities impacted the Company's depreciation, depletion and amortization expense since the Company used the units-of-production method to amortize its oil and natural gas properties. Historically, the proved reserves were the underlying basis of the "ceiling test" for the Company's oil and natural gas properties while those properties were classified as held for use.

The Company uses the full-cost method of accounting for its exploration and production activities. Prior to the oil and natural gas properties being classified as held for sale, capitalized costs were subject to a "ceiling test" that limited such costs to the aggregate of the present value of future net cash flows from proved reserves discounted at 10 percent, as mandated under the rules of the SEC, plus the cost of unproved properties not subject to amortization, plus the effects of cash flow hedges, less applicable income taxes. Proved reserves and associated future cash flows were determined based on SEC Defined Prices and excluded cash flows associated with asset retirement obligations that had been accrued on the balance sheet. Judgments and assumptions were made when estimating and valuing proved reserves.

In the second quarter of 2015, the Company announced its plan to market Fidelity and exit that line of business. The assets and liabilities were classified as held for sale and evaluated for impairment based on fair value less cost to sell, as discussed below under impairment testing of assets held for sale.

Impairment testing of assets held for sale
The Company evaluates disposal groups classified as held for sale based on the lower of carrying value or fair value less cost to sell. At the time the Company committed to the plan to sell Fidelity, the Company performed a fair value assessment of the assets classified as held for sale. The estimated fair value was determined using the income and the market approaches. The income approach was determined by using the present value of future estimated cash flows. The income approach considered management’s views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry including estimated reserves, estimated prices, market differentials, estimates of well operating and future development costs and timing of operations. The estimated cash flows were discounted using a rate believed to be consistent with those used by principal market participants. The market approach was provided by a third party and based on market transactions involving similar interests in oil and natural gas properties.

Unforeseen events and changes in circumstances and market conditions and material differences in the value of the assets held for sale due to changes in estimates of future cash flows could negatively affect the estimated fair value of Fidelity and result in additional impairment charges. Various factors, including oil and natural gas prices, market differentials, changes in estimates of reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in future impairments of the Company's assets held for sale.

There is risk involved when determining the fair value of assets, as there may be unforeseen events and changes in circumstances and market conditions that have a material impact on the estimated amount and timing of future cash flows. In addition, the fair value of the asset could be different using different estimates and assumptions in the valuation techniques used.

The Company believes its estimates used in calculating the fair value of its assets held for sale are reasonable based on the information that is known when the estimates are made.

LIQUIDITY AND CAPITAL COMMITMENTS
At June 30, 2015, the Company had cash and cash equivalents of $144.4 million and available capacity of $337.5 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt and the Company's equity securities.

Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.

Cash flows provided by operating activities in the first six months of 2015 decreased $50.8 million from the comparable period in 2014. The decrease in cash flows provided by operating activities was primarily due to lower earnings largely from lower commodity prices at the exploration and production business and lower earnings at the construction services and pipeline and energy services businesses. Partially offsetting this decrease was lower working capital requirements at the electric, natural gas distribution and construction services businesses.

Investing activities Cash flows used in investing activities in the first six months of 2015 decreased $183.3 million from the comparable period in 2014. The decrease in cash flows used in investing activities was primarily due to lower acquisition-related and ongoing capital expenditures at the exploration and production business and higher proceeds from the sale of property at the construction services business. Partially offsetting this decrease was higher ongoing capital expenditures at the electric business.

Financing activities Cash flows provided by financing activities in the first six months of 2015 decreased $123.3 million from the comparable period in 2014. The decrease in cash flows provided by financing activities was primarily due to lower issuance of long-term debt of $120.5 million, as well as lower issuance of common stock. Partially offsetting this decrease was higher issuance of short-term borrowings and lower repayment of both short-term borrowings and long-term debt.

Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2014 Annual Report. For more information, see Note 15 and Part II, Item 7 in the 2014 Annual Report.

Capital expenditures
Capital expenditures for the first six months of 2015 were $356.0 million ($323.1 million, net of proceeds from sale or disposition of property), which includes $62.2 million ($60.6 million, net of proceeds from sale or disposition of property) at the exploration and production business. Capital expenditures are estimated to be approximately $691 million for 2015 ($662 million, net of proceeds from sale or disposition of property), which includes $96 million ($100 million, net of proceeds/costs from sale or disposition of property) at the exploration and production business. Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Further development of existing properties at the exploration and production business

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity and purchase agreement of electric wind generation

•	Environmental upgrades

•	The Company's proportionate share of Dakota Prairie Refinery at the pipeline and energy services segment

•	Other growth opportunities

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2015. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 9, in the 2014 Annual Report.

The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at June 30, 2015:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/ Revolving credit agreement	(a)	$175.0		$135.3	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$15.9		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/ Revolving credit agreement	(f)	$650.0		$449.5	(b)	$—		5/8/19
Dakota Prairie Refining, LLC	Revolving credit agreement		$50.0	(g)	$26.0		$23.6	(d)	12/1/15
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

The Company's coverage of fixed charges including preferred stock dividends was 2.6 times, 3.5 times and 3.1 times for the 12 months ended June 30, 2015 and 2014, and December 31, 2014, respectively.

Total equity as a percent of total capitalization was 53 percent, 58 percent and 61 percent at June 30, 2015 and 2014, and December 31, 2014, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.

On May 20, 2013, the Company entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 7.5 million shares of the Company's common stock. The common stock may be offered for sale, from time to time until February 28, 2016, in accordance with the terms and conditions of the agreement. Proceeds from the shares of common stock under the agreement have been and are expected to be used for corporate development purposes and other general corporate purposes. Under the agreement, the Company did not issue any shares of stock between January 1, 2015 and June 30, 2015. Since inception of the Equity Distribution Agreement, the Company has issued a cumulative total of 4.4 million shares of stock receiving net proceeds of $144.7 million through June 30, 2015.

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

On July 21, 2015, the Company entered into a $75.0 million term loan agreement with a variable interest rate which matures on July 20, 2016. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of funded debt to capitalization (on either a consolidated or unconsolidated basis) to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets and the making of certain investments.

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

WBI Energy Transmission, Inc. WBI Energy Transmission has a $175.0 million amended and restated uncommitted long-term private shelf agreement with an expiration date of September 12, 2016. WBI Energy Transmission had $100.0 million of notes outstanding at June 30, 2015, which reduced capacity under this uncommitted private shelf agreement.

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

Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations from continuing operations relating to estimated interest payments, operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2015 from those reported in the 2014 Annual Report.

The Company's contractual obligations relating to long-term debt at June 30, 2015, increased $283.0 million or 14 percent from December 31, 2014. As of June 30, 2015, the Company's contractual obligations related to long-term debt aggregated $2,376.8 million. The scheduled amounts of redemption (for the twelve months ended June 30, of each year listed) aggregate $418.5 million in 2016; $116.0 million in 2017; $63.0 million in 2018; $522.5 million in 2019; $249.7 million in 2020; and $1,007.1 million thereafter.

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

For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2014 Annual Report, the Consolidated Statements of Comprehensive Income and Notes 8 and 11.

Commodity price risk
Fidelity utilizes derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on forecasted sales of oil and natural gas production. The derivative instruments held by Fidelity are classified as held for sale.

The following table summarizes derivative agreements entered into by Fidelity as of June 30, 2015. These agreements call for Fidelity to receive fixed prices and pay variable prices.

	(Forward notional volume and fair value in thousands)

	Weighted Average Fixed Price (Per Bbl/MMBtu)	Forward Notional Volume (Bbl/MMBtu)	Fair Value
Oil swap agreements maturing in 2015	$57.20	1,104	$(3,511)
Natural gas swap agreement maturing in 2015	$4.28	1,840	$2,537

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2014 Annual Report.

At June 30, 2015, the Company had no outstanding interest rate hedges.

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

Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2014 Annual Report other than the risk that actual quantities of recoverable oil and natural gas reserves and discounted future net cash flows from those reserves may vary significantly from estimated amounts; the risk associated with the regulatory approval, permitting, construction, startup and/or operation of power generation facilities; the risk associated with the operation of Dakota Prairie Refinery; the risk related to environmental laws and regulations; the risk that the Company's operations could be adversely impacted by initiatives to reduce GHG emissions; the risk related to obligations under MEPPs; and the risk related to the marketing and plans to sell the Company's exploration and production business. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Economic Risks
Actual quantities of recoverable oil, NGL and natural gas reserves and discounted future net cash flows from those reserves may vary significantly from estimated amounts. There is a risk that changes in estimates of proved reserve quantities or other factors including low oil and natural gas prices, could result in future noncash impairments of the Company's exploration and production business.

The process of estimating oil, NGL and natural gas reserves is complex. Reserve estimates are based on assumptions relating to oil, NGL and natural gas pricing, drilling and operating expenses, capital expenditures and timing of operations. The proved reserve estimates are prepared for each of the Company's properties by internal engineers assigned to an asset team by geographic area. The internal engineers analyze available geological, geophysical, engineering and economic data for each geographic area. The internal engineers make various assumptions regarding this data. The extent, quality and reliability of this data can vary. Although the Company has prepared its proved reserve estimates in accordance with guidelines established by the industry and the SEC, significant changes to the proved reserve estimates may occur based on actual results of production, drilling, costs, pricing and investment levels.

The Company bases the estimated discounted future net cash flows from proved reserves on prices and current costs in accordance with GAAP. Actual future prices and costs may be significantly different. Various factors, including lower oil and natural gas prices, market differentials, changes in estimates of proved reserve quantities, unsuccessful results of exploration and development efforts or changes in operating and development costs could result in future noncash impairments of the Company's exploration and production business.

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

The operation of Dakota Prairie Refinery may involve unanticipated events that could negatively impact the Company's business and its results of operations and cash flows.

The operation of Dakota Prairie Refinery involves many risks, which may include: breakdown or failure of the equipment and systems; inability to operate within environmental permit parameters; inability to produce refined products to required specifications; inability to obtain crude oil supply; inability to effectively manage new rail routes; changes in markets and market prices for crude oil and refined products; operating cost increases; and the inability of Dakota Prairie Refinery to fund its operations from its operating cash flows, by obtaining third-party financing or through capital contributions from Calumet or WBI Energy; as well as the risk of performance below expected levels of output or efficiency. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.

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

In 2010, the EPA issued draft regulations that outlined several possible approaches for coal combustion residuals management under the RCRA. On April 17, 2015, the EPA published a final rule for coal combustion residuals that regulates coal ash as a solid waste and not a hazardous waste. The rule requires ground water and location restriction evaluations be conducted at ash impoundments and landfills not located at coal mines by October 2017. Depending on the evaluation results, the Company’s ash impoundments may need to be upgraded or closed, and the Company may need to install replacement ash management systems in the future. The cost of replacement ash impoundments or landfills may be material. If these costs are not fully recoverable from customers, they could have a material adverse effect on the Company's results of operations and cash flows.

In December 2011, the EPA finalized the MATS rule requiring reductions in mercury and other air emissions from coal- and oil-fired electric utility steam generating units. Montana-Dakota evaluated the pollution control technologies needed at its electric generation resources to comply with this rule and determined the Lewis & Clark Station near Sidney, Montana, will require additional particulate matter control for non-mercury metal emissions. Montana-Dakota further evaluated pollution control options and is making scrubber modifications, including installing a mist eliminator and sieve tray at the Lewis & Clark Station, to comply with the rule. On June 29, 2015, the United States Supreme Court reversed a prior decision of the D.C. Circuit Court upholding the validity of the MATS rule. The United States Supreme Court remanded the case to the D.C. Circuit Court for further proceedings; however, the D.C. Circuit Court has not yet acted regarding further proceedings. The MATS rule was not vacated or stayed; therefore, pollution controls at the Lewis & Clark Station must still be installed and in operation by April 16, 2016, for Montana-Dakota to comply with the rule.

On August 15, 2014, the EPA published a final rule under Section 316(b) of the Clean Water Act, establishing requirements for water intake structures at existing steam electric generating facilities. The purpose of the rule is to reduce impingement and entrainment of fish and other aquatic organisms at cooling water intake structures. The majority of the Company's electric generating facilities are either not subject to the rule or have completed studies that project compliance expenditures are not material. The Lewis & Clark Station will complete a study that will be submitted to the Montana DEQ by July 31, 2019, to be used in determining any required controls. It is unknown at this time what controls may be required or if compliance costs will be material. The installation schedule for any required controls would be established with the permitting agency after the study is completed.

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

Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. On June 25, 2013, President Obama released his Climate Action Plan for the United States in which he stated his goal to reduce GHG emissions "in the range of 17 percent" below 2005 levels by 2020. The president issued a memorandum to the EPA on the same day, instructing the EPA to re-propose the GHG NSPS rule for new electric generation units. The EPA released the re-proposed rule January 8, 2014, in the Federal Register, which takes the place of the rule proposed in 2012 for new electric generating units that the EPA did not finalize. This rule applies to new fossil fuel-fired electric generating units, including coal-fired units, natural gas-fired combined-cycle units and natural gas-fired simple-cycle peaking units. The EPA's 1,100 pounds of carbon dioxide per MW hour emissions standard for coal-fired units does not allow any new coal-fired electric generation to be constructed unless carbon dioxide is captured and sequestered.

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

In the proposed rule for existing sources, the EPA requires carbon dioxide emission reductions from each state and instructs each state, or group of states that work together, to submit a plan by June 30, 2016, to the EPA that demonstrates how the state will achieve the targeted emission reductions by 2030. The state plans could include performance standards, emissions reductions or limits on generation for each existing fossil fuel-fired generating unit. It is unknown at this time what each state will require for emissions reductions from each of Montana-Dakota's owned and jointly owned fossil fuel-fired electric generating units. In the EPA’s proposed GHG rule for modified or reconstructed fossil fuel-fired sources, the EPA proposes emissions limits that potentially could be unachievable. Montana-Dakota does not plan to modify or reconstruct any fossil fuel-fired units at this time, but it may modify or reconstruct units in the future that may require compliance with the rule limitations.

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

While the Company is marketing and plans to sell Fidelity, its exploration and production business, there is no assurance that it will be successful.

As part of the Company’s corporate strategy, it is marketing and plans to sell its Fidelity assets and exit that line of business. Such a disposition and exit will be subject to various risks, including: suitable purchasers may not be available or willing to purchase the assets on terms and conditions acceptable to the Company or may only be interested in acquiring a portion of the assets; the agreements pursuant to which the Company divests the assets may contain continuing indemnification obligations; the inability to obtain waivers from applicable covenants under debt agreements; the Company may incur substantial costs in connection with the marketing and sale of the assets; the marketing and sale of the assets could distract management, divert resources, disrupt the Company’s ongoing business and make it difficult for the Company to maintain its current business standards, controls and procedures; uncertainties associated with the sale may cause a loss of key management personnel at Fidelity which could make it more difficult to sell the assets or operate the business in the event that the Company is unable to sell it; there could be various tax consequences dependent on the nature of the sale; the Company may be required to record an additional impairment charge that could have an adverse effect on the Company’s financial condition; and the Company may not be able to redeploy the proceeds from any sale of the assets in a manner that produces similar revenues and growth rates or enhances shareholder value.

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

MDU RESOURCES GROUP, INC.

DATE:	August 4, 2015	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Nathan W. Ring
Nathan W. Ring
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

+10(a)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated June 30, 2015

+10(b)	Waiver and Voluntary Release, dated July 17, 2015, between Steven L. Bietz and WBI Holdings, Inc.

+10(c)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of July 21, 2015

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.

MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.