Form 10-Q
period 2016-03-31
MDU RESOURCES GROUP INC
filed 2016-05-06
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2016: 195,304,376 shares.

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2015 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2015
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ATBs	Atmospheric tower bottoms
Bbl	Barrel
Bombard Mechanical	Bombard Mechanical, LLC, an indirect wholly owned subsidiary of MDU Construction Services
BPD	Barrels per day
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines
Btu	British thermal unit
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company jointly owned by WBI Energy and Calumet
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ESCP	Erosion and Sediment Control Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
JTL - Montana	JTL Group, Inc. (Montana Corporation), an indirect wholly owned subsidiary of Knife River
JTL - Wyoming	JTL Group, Inc. (Wyoming Corporation), an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LTM	LTM, Incorporated, an indirect wholly owned subsidiary of Knife River
LWG	Lower Willamette Group
MBbls	Thousands of barrels

MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million Btu
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana First Judicial District Court	Montana First Judicial District Court, Lewis and Clark County
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
Nevada State District Court	District Court Clark County, Nevada
NGL	Natural gas liquids
Notice of Civil Penalty	Notice of Civil Penalty Assessment and Order
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
PRP	Potentially Responsible Party
RIN	Renewable Identification Number
ROD	Record of Decision
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
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
The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings (comprised of the pipeline and midstream segment, the refining segment and Fidelity, formerly the Company's exploration and production business), Knife River (construction materials and contracting segment), MDU Construction Services (construction services segment), Centennial Resources and Centennial Capital (both reflected in the Other category).
In the second quarter of 2015, the Company announced its plan to market Fidelity and exit that line of business. The Company completed the sale of all of its marketed assets. Therefore, the results of Fidelity are reflected in discontinued operations, other than certain general and administrative costs and interest expense which are reflected in the Other category. For more information on the Company's business segments and discontinued operations, see Notes 9 and 14.

Part I -- Financial Information
Item 1.  Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$385,738	$406,289
Nonregulated pipeline and midstream, construction materials and contracting, construction services, refining and other	519,415	456,060
Total operating revenues	905,153	862,349
Operating expenses:
Fuel and purchased power	22,011	23,819
Purchased natural gas sold	161,035	201,150
Cost of crude oil	39,800	2,270
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	74,498	68,343
Nonregulated pipeline and midstream, construction materials and contracting, construction services, refining and other	461,784	428,100
Depreciation, depletion and amortization	60,259	52,998
Taxes, other than income	44,014	42,000
Total operating expenses	863,401	818,680
Operating income	41,752	43,669
Other income	1,246	443
Interest expense	23,776	23,127
Income before income taxes	19,222	20,985
Income taxes	4,558	5,825
Income from continuing operations	14,664	15,160
Loss from discontinued operations, net of tax (Note 9)	(835)	(324,605)
Net income (loss)	13,829	(309,445)
Net loss attributable to noncontrolling interest	(11,040)	(3,528)
Dividends declared on preferred stocks	171	171
Earnings (loss) on common stock	$24,698	$(306,088)
Earnings (loss) per common share - basic:
Earnings before discontinued operations	$.13	$.10
Discontinued operations, net of tax	—	(1.67)
Earnings (loss) per common share - basic	$.13	$(1.57)
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$.13	$.10
Discontinued operations, net of tax	—	(1.67)
Earnings (loss) per common share - diluted	$.13	$(1.57)
Dividends declared per common share	$.1875	$.1825
Weighted average common shares outstanding - basic	195,284	194,479
Weighted average common shares outstanding - diluted	195,284	194,566
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income (loss)	$13,829	$(309,445)
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income (loss), net of tax of $57 and $60 for the three months ended in 2016 and 2015, respectively	92	99
Amortization of postretirement liability (gains) losses included in net periodic benefit cost, net of tax of $(969) and $230 for the three months ended in 2016 and 2015, respectively	(1,595)	375
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $15 and $(68) for the three months ended in 2016 and 2015, respectively	25	(112)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss), net of tax of $0 and $490 for the three months ended in 2016 and 2015, respectively	—	802
Foreign currency translation adjustment	25	690
Net unrealized gain on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $5 and $(11) for the three months ended in 2016 and 2015, respectively	8	(21)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss), net of tax of $19 and $19 for the three months ended in 2016 and 2015, respectively	36	36
Net unrealized gain on available-for-sale investments	44	15
Other comprehensive income (loss)	(1,434)	1,179
Comprehensive income (loss)	12,395	(308,266)
Comprehensive loss attributable to noncontrolling interest	(11,040)	(3,528)
Comprehensive income (loss) attributable to common stockholders	$23,435	$(304,738)
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	March 31, 2015	December 31, 2015
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$90,938	$126,440	$84,591
Receivables, net	537,744	505,964	590,105
Inventories	276,812	328,072	253,727
Deferred income taxes	33,868	37,385	32,849
Prepayments and other current assets	57,821	80,905	35,059
Current assets held for sale	57,753	91,205	24,581
Total current assets	1,054,936	1,169,971	1,020,912
Investments	121,955	118,370	119,704
Property, plant and equipment	6,878,595	6,367,988	6,817,668
Less accumulated depreciation, depletion and amortization	2,543,942	2,412,060	2,506,571
Net property, plant and equipment	4,334,653	3,955,928	4,311,097
Deferred charges and other assets:
Goodwill	641,527	635,204	635,204
Other intangible assets, net	7,803	9,166	7,342
Other	359,977	319,627	360,546
Noncurrent assets held for sale	97,549	1,113,529	166,734
Total deferred charges and other assets	1,106,856	2,077,526	1,169,826
Total assets	$6,618,400	$7,321,795	$6,621,539
Liabilities and Equity
Current liabilities:
Short-term borrowings	$61,525	$16,100	$45,500
Long-term debt due within one year	104,915	408,539	243,789
Accounts payable	260,432	209,456	310,466
Taxes payable	50,222	44,282	45,775
Dividends payable	36,791	35,687	36,784
Accrued compensation	41,137	34,905	46,130
Other accrued liabilities	189,275	164,151	171,592
Current liabilities held for sale	17,170	82,313	47,603
Total current liabilities	761,467	995,433	947,639
Long-term debt	1,822,139	1,775,105	1,621,374
Deferred credits and other liabilities:
Deferred income taxes	728,304	736,731	720,319
Other liabilities	811,106	757,233	811,659
Noncurrent liabilities held for sale	—	122,850	—
Total deferred credits and other liabilities	1,539,410	1,616,814	1,531,978
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 195,843,297 at March 31, 2016, 195,191,129 at March 31, 2015 and 195,804,665 at December 31, 2015	195,843	195,191	195,805
Other paid-in capital	1,229,431	1,214,867	1,230,119
Retained earnings	984,315	1,421,220	996,355
Accumulated other comprehensive loss	(38,582)	(40,924)	(37,148)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,367,381	2,786,728	2,381,505
Total stockholders' equity	2,382,381	2,801,728	2,396,505
Noncontrolling interest	113,003	132,715	124,043
Total equity	2,495,384	2,934,443	2,520,548
Total liabilities and equity	$6,618,400	$7,321,795	$6,621,539
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$13,829	$(309,445)
Loss from discontinued operations, net of tax	(835)	(324,605)
Income from continuing operations	14,664	15,160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	60,259	52,998
Deferred income taxes	6,902	16,301
Changes in current assets and liabilities, net of acquisitions:
Receivables	58,435	83,544
Inventories	(22,298)	(47,283)
Other current assets	(22,730)	4,021
Accounts payable	(37,205)	(34,696)
Other current liabilities	13,800	(10,839)
Other noncurrent changes	(4,047)	(5,043)
Net cash provided by continuing operations	67,780	74,163
Net cash provided by (used in) discontinued operations	(22,554)	24,697
Net cash provided by operating activities	45,226	98,860
Investing activities:
Capital expenditures	(115,194)	(135,295)
Net proceeds from sale or disposition of property and other	10,456	25,029
Investments	(503)	1,593
Net cash used in continuing operations	(105,241)	(108,673)
Net cash provided by (used in) discontinued operations	25,706	(51,540)
Net cash used in investing activities	(79,535)	(160,213)
Financing activities:
Issuance of short-term borrowings	16,025	16,100
Issuance of long-term debt	226,585	149,332
Repayment of long-term debt	(164,855)	(54,019)
Proceeds from issuance of common stock	—	9,864
Dividends paid	(36,784)	(35,607)
Tax withholding on stock-based compensation	(316)	—
Contribution from noncontrolling interest	—	20,500
Net cash provided by continuing operations	40,655	106,170
Net cash used in discontinued operations	—	(143)
Net cash provided by financing activities	40,655	106,027
Effect of exchange rate changes on cash and cash equivalents	1	(89)
Increase in cash and cash equivalents	6,347	44,585
Cash and cash equivalents -- beginning of year	84,591	81,855
Cash and cash equivalents -- end of period	$90,938	$126,440
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2016 and 2015
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2015 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2015 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after March 31, 2016, up to the date of issuance of these consolidated interim financial statements.
In the second quarter of 2015, the Company began the marketing and sale process of Fidelity with an anticipated sale to occur within one year. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's marketed oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. The sale of Fidelity was part of the Company's strategic plan to grow its capital investments in the remaining business segments and to focus on creating a greater long-term value. The assets and liabilities for these operations have been classified as held for sale and the results of operations are shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 9.
Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $30.5 million, $27.7 million and $27.8 million at March 31, 2016 and 2015, and December 31, 2015, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at March 31, 2016 and 2015, and December 31, 2015, was $11.1 million, $9.4 million and $9.8 million, respectively.
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

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Aggregates held for resale	$127,101	$112,029	$115,854
Asphalt oil	52,065	89,578	36,498
Natural gas in storage (current)	11,305	9,303	21,023
Materials and supplies	21,645	57,073	16,997
Merchandise for resale	17,441	15,688	15,318
Crude oil	3,034	7,076	4,678
Refined products	14,022	—	8,498
Other	30,199	37,325	34,861
Total	$276,812	$328,072	$253,727
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, is included in other assets and was $49.1 million, $49.3 million and $49.1 million at March 31, 2016 and 2015, and December 31, 2015, respectively.
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

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Weighted average common shares outstanding - basic	195,284	194,479
Effect of dilutive performance share awards	—	87
Weighted average common shares outstanding - diluted	195,284	194,566
Shares excluded from the calculation of diluted earnings per share	—	—
Note 6 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Interest, net of amounts capitalized and AFUDC - borrowed of $260,000 and $2.6 million in 2016 and 2015, respectively	$23,830	$23,852
Income taxes refunded, net	$(1,429)	$(11,216)
Noncash investing transactions were as follows:

	March 31,
	2016	2015
	(In thousands)
Property, plant and equipment additions in accounts payable	$30,232	$29,575
Note 7 - New accounting standards
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
Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs in the financial statements. This guidance requires entities to present debt issuance costs as a direct deduction to the related debt liability. The amortization of these costs will be reported as interest expense. The guidance was effective for the Company on January 1, 2016, and is to be applied retrospectively. Early adoption of this guidance was permitted, however the Company did not elect to do so. The guidance required a reclassification of the debt issuance costs on the Consolidated Balance Sheets, but did not impact the Company's results of operations or cash flows. As a result of the retrospective application of this change in accounting principle, the Company reclassified debt issuance costs of $100,000 and $100,000 from prepayments and other current assets and $5.5 million and $6.0 million from other deferred charges and other assets to long-term debt on its Consolidated Balance Sheets at March 31, 2015 and December 31, 2015, respectively.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) In May 2015, the FASB issued guidance on fair value measurement and disclosure requirements removing the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient. The new guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at net asset value using the practical expedient, and rather limits those disclosures to investments for which the practical expedient has been elected. This guidance was effective for the Company on January 1, 2016, with early adoption permitted. The application of this guidance affected the Company's disclosures, however it did not impact the Company's results of operations, financial position or cash flows.
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
Leases In February 2016, the FASB issued guidance regarding leases. The guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the statement of financial position for leases with terms of more than 12 months. This guidance also requires additional disclosures. This guidance will be effective for the Company on January 1, 2019, and should be applied using a modified retrospective approach with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
Improvements to Employee Share-Based Payment Accounting In March 2016, the FASB issued guidance regarding simplification of several aspects of the accounting for share-based payment transactions. The guidance will affect the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will be effective for the Company on January 1, 2017, with early adoption permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period. Certain amendments of this guidance are to be applied retrospectively and others prospectively. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.

Note 8 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended March 31, 2016	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,667)	$(34,257)	$(200)	$(24)	$(37,148)
Other comprehensive income before reclassifications	—	—	25	8	33
Amounts reclassified from accumulated other comprehensive loss	92	(1,595)	—	36	(1,467)
Net current-period other comprehensive income (loss)	92	(1,595)	25	44	(1,434)
Balance at end of period	$(2,575)	$(35,852)	$(175)	$20	$(38,582)

Three Months Ended March 31, 2015	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,071)	$(38,218)	$(829)	$15	$(42,103)
Other comprehensive loss before reclassifications	—	—	(112)	(21)	(133)
Amounts reclassified from accumulated other comprehensive loss	99	375	802	36	1,312
Net current-period other comprehensive income (loss)	99	375	690	15	1,179
Balance at end of period	$(2,972)	$(37,843)	$(139)	$30	$(40,924)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2016	2015
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income (loss):
Interest rate derivative instruments	$(149)	$(159)	Interest expense
	57	60	Income taxes
	(92)	(99)
Amortization of postretirement liability gains (losses) included in net periodic benefit cost	2,564	(605)	(a)
	(969)	230	Income taxes
	1,595	(375)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss)	—	(1,292)	Other income
	—	490	Income taxes
	—	(802)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss)	(55)	(55)	Other income
	19	19	Income taxes
	(36)	(36)
Total reclassifications	$1,467	$(1,312)
 (a) Included in net periodic benefit cost. For more information, see Note 15.

Note 9 - Discontinued operations
In the second quarter of 2015, the Company began the marketing and sale process of Fidelity with an anticipated sale to occur within one year. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's marketed oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. The sale of Fidelity was part of the Company's strategic plan to grow its capital investments in the remaining business segments and to focus on creating a greater long-term value. The assets and liabilities for these operations have been classified as held for sale and the results of operations are shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded.
The carrying amounts of the major classes of assets and liabilities that are classified as held for sale on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Assets
Current assets:
Receivables, net	$3,619	$58,125	$13,387
Inventories	1,308	8,526	1,308
Commodity derivative instruments	—	7,127	—
Income taxes receivable	50,478	12,666	9,665
Prepayments and other current assets	2,348	4,761	221
Total current assets held for sale	57,753	91,205	24,581
Noncurrent assets:
Investments	37	37	37
Net property, plant and equipment	9,363	1,110,592	793,422
Deferred income taxes	86,614	—	127,655
Other	161	2,900	161
Less allowance for impairment of assets held for sale	(1,374)	—	754,541
Total noncurrent assets held for sale	97,549	1,113,529	166,734
Total assets held for sale	$155,302	$1,204,734	$191,315
Liabilities
Current liabilities:
Long-term debt due within one year	$—	$754	$—
Accounts payable	7,963	54,623	25,013
Taxes payable	35	4,125	1,052
Deferred income taxes	3,620	4,398	3,620
Accrued compensation	761	2,891	13,080
Other accrued liabilities	4,791	15,522	4,838
Total current liabilities held for sale	17,170	82,313	47,603
Noncurrent liabilities:
Deferred income taxes	—	69,456	—
Asset retirement obligations	—	53,202	—
Other liabilities	—	192	—
Total noncurrent liabilities held for sale	—	122,850	—
Total liabilities held for sale	$17,170	$205,163	$47,603
The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the first quarter of 2016, the fair value assessment was determined using the market approach largely based on a purchase and sale agreement. The estimated fair value exceeded the carrying value and the Company recorded an impairment reversal of $1.4 million ($900,000 after tax) in the first quarter of 2016. The impairment reversal was included in operating expenses from discontinued operations. The estimated fair value of Fidelity's assets have been categorized as Level 3 in the fair value hierarchy. In 2015, the Company recorded impairments totaling $754.5 million ($475.4 million after tax) related to the assets and liabilities classified as held for sale. For more information, see Part II, Item 8 - Note 2, in the 2015 Annual Report.
At March 31, 2016, the Company had accrued liabilities of approximately $300,000 for estimated transaction costs which will result in future cash expenditures. The Company incurred transaction costs of approximately $2.5 million in 2015. In addition to the transaction costs, and due in part to the change in plans to sell the assets of Fidelity rather than sell Fidelity as a company, Fidelity incurred and expensed approximately $1.8 million of exit and disposal costs in the first quarter of 2016, and has incurred $6.7 million of exit and disposal costs to date. The Company expects to incur an additional $4.3 million of exit and disposal costs for the remainder of 2016. The exit and disposal costs are associated with severance and other related matters, excluding the office lease expiration discussed in the following paragraph. The majority of these exit and disposal activities are expected to be completed by the end of the second quarter of 2016.
Fidelity is vacating its office space in Denver, Colorado. An amendment of lease has been executed with payments of $3.7 million outstanding required under the lease amendment at March 31, 2016. The Company incurred approximately $500,000 of lease payments in the first quarter of 2016. A termination payment of $3.3 million was made during the fourth quarter of 2015 and existing office furniture and fixtures will be relinquished to the lessor in the second quarter of 2016.
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
The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax net loss from discontinued operations on the Company's Consolidated Statements of Income were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating revenues	$2,910	$54,936
Operating expenses	4,470	572,952
Operating loss	(1,560)	(518,016)
Other income	6	1,881
Interest expense	13	21
Loss from discontinued operations before income taxes	(1,567)	(516,156)
Income taxes	(732)	(191,551)
Loss from discontinued operations	$(835)	$(324,605)
Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Three Months Ended March 31, 2016	Balance as of January 1, 2016	*	Goodwill Acquired During the Year	Balance as of March 31, 2016	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		6,323	109,764
Total	$635,204		$6,323	$641,527
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Three Months Ended March 31, 2015	Balance as of January 1, 2015	*	Goodwill Acquired During the Year	Balance as of March 31, 2015	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		—	103,441
Total	$635,204		$—	$635,204
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Year Ended December 31, 2015	Balance as of January 1, 2015	*	Goodwill Acquired During the Year	Balance as of December 31, 2015	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		—	103,441
Total	$635,204		$—	$635,204
  * Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Other amortizable intangible assets were as follows:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Customer relationships	$17,145	$20,975	$20,975
Accumulated amortization	(12,680)	(15,649)	(16,845)
	4,465	5,326	4,130
Noncompete agreements	2,430	4,409	4,409
Accumulated amortization	(1,548)	(3,504)	(3,655)
	882	905	754
Other	7,764	8,300	8,304
Accumulated amortization	(5,308)	(5,365)	(5,846)
	2,456	2,935	2,458
Total	$7,803	$9,166	$7,342
Amortization expense for amortizable intangible assets for the three months ended March 31, 2016 and 2015, was $600,000 and $700,000, respectively. Estimated amortization expense for amortizable intangible assets is $2.5 million in 2016, $2.2 million in 2017, $1.2 million in 2018, $1.0 million in 2019, $500,000 in 2020 and $1.0 million thereafter.
Note 11 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of March 31, 2016, the Company had no outstanding commodity, foreign currency or interest rate hedges.
The fair value of derivative instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability.
Fidelity
At March 31, 2015, Fidelity held oil swap agreements with total forward notional volumes of 958,000 Bbl and natural gas swap agreements with total forward notional volumes of 2.8 million MMBtu. At March 31, 2016 and December 31, 2015, Fidelity had no outstanding derivative agreements. Fidelity historically utilized these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on its forecasted sales of oil and natural gas production. The realized and unrealized gains and losses on the commodity derivative instruments, which were not designated as hedges, were both included in income (loss) from discontinued operations and the associated assets and liabilities were classified as held for sale.

Centennial
Centennial has historically entered into interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. As of March 31, 2016 and 2015, and December 31, 2015, Centennial had no outstanding interest rate swap agreements.
Fidelity and Centennial
The gains and losses on derivative instruments were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Interest rate derivatives designated as cash flow hedges:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	92	99

Commodity derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in discontinued operations, before tax	—	(11,208)
Over the next 12 months net losses of approximately $400,000 (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, as the hedged transactions affect earnings.
The location and fair value of the gross amount of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at March 31, 2015
		(In thousands)
Not designated as hedges:
Commodity derivatives	Current assets held for sale	$7,127
Total asset derivatives		$7,127

All of the Company's commodity derivative instruments at March 31, 2015, were subject to legally enforceable master netting agreements. However, the Company's policy is to not offset fair value amounts for derivative instruments and, as a result, the Company's derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. The gross derivative assets and liabilities (excluding settlement receivables and payables that may be subject to the same master netting agreements) presented on the Consolidated Balance Sheets and the amount eligible for offset under the master netting agreements is presented in the following table:

March 31, 2015	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$7,127	$—	$7,127
Total assets	$7,127	$—	$7,127

Note 12 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $69.1 million, $67.8 million and $67.5 million, at March 31, 2016 and 2015, and December 31, 2015, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.6 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

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

March 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,467	$46	$(14)	$10,499
Total	$10,467	$46	$(14)	$10,499

March 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,792	$58	$(18)	$7,832
U.S. Treasury securities	2,337	9	(4)	2,342
Total	$10,129	$67	$(22)	$10,174

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,128	$19	$(49)	$9,098
U.S. Treasury securities	1,315	—	(6)	1,309
Total	$10,443	$19	$(55)	$10,407
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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three months ended March 31, 2016 and 2015, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
	(In thousands)
Assets:
Money market funds	$—	$1,442	$—	$1,442
Insurance contract*	—	69,110	—	69,110
Available-for-sale securities:
Mortgage-backed securities	—	10,499	—	10,499
Total assets measured at fair value	$—	$81,051	$—	$81,051
Liabilities:
RIN obligations	$—	$4,951	$—	$4,951
Total liabilities measured at fair value	$—	$4,951	$—	$4,951
* The insurance contract invests approximately 9 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 18 percent in common stock of large-cap companies, 65 percent in fixed-income investments, 1 percent in target date investments and 1 percent in cash equivalents.

	Fair Value Measurements at March 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
	(In thousands)
Assets:
Money market funds	$—	$1,087	$—	$1,087
Insurance contract*	—	67,797	—	67,797
Available-for-sale securities:
Mortgage-backed securities	—	7,832	—	7,832
U.S. Treasury securities	—	2,342	—	2,342
Total assets measured at fair value	$—	$79,058	$—	$79,058
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at March 31, 2016	$1,927,054	$1,996,415
Long-term debt at March 31, 2015	$2,183,644	$2,334,339
Long-term debt at December 31, 2015	$1,865,163	$1,887,373
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Equity
A summary of the changes in equity was as follows:

Three Months Ended March 31, 2016	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$2,396,505	$124,043	$2,520,548
Net income (loss)	24,869	(11,040)	13,829
Other comprehensive loss	(1,434)	—	(1,434)
Dividends declared on preferred stocks	(171)	—	(171)
Dividends declared on common stock	(36,620)	—	(36,620)
Stock-based compensation	1,065	—	1,065
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	(316)	—	(316)
Net tax deficit on stock-based compensation	(1,517)	—	(1,517)
Balance at March 31, 2016	$2,382,381	$113,003	$2,495,384

Three Months Ended March 31, 2015	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$3,134,041	$115,743	$3,249,784
Net loss	(305,917)	(3,528)	(309,445)
Other comprehensive income	1,179	—	1,179
Dividends declared on preferred stocks	(171)	—	(171)
Dividends declared on common stock	(35,515)	—	(35,515)
Stock-based compensation	(121)	—	(121)
Net tax deficit on stock-based compensation	(1,632)	—	(1,632)
Issuance of common stock	9,864	—	9,864
Contribution from noncontrolling interest	—	20,500	20,500
Balance at March 31, 2015	$2,801,728	$132,715	$2,934,443
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
The pipeline and midstream segment provides natural gas transportation, underground storage, gathering and processing services, as well as oil gathering, through regulated and nonregulated pipeline systems and processing facilities primarily in the Rocky Mountain and northern Great Plains regions of the United States.
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
Discontinued operations includes the results of Fidelity other than certain general and administrative costs and interest expense as described above. Fidelity engaged in oil and natural gas development and production activities in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's marketed oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. For more information on discontinued operations, see Note 9.

The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2015 Annual Report. Information on the Company's businesses was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$82,923	$71,776
Natural gas distribution	299,395	330,573
Pipeline and midstream	3,420	3,940
	385,738	406,289
Nonregulated operations:
Pipeline and midstream	8,697	13,000
Construction materials and contracting	209,852	205,658
Construction services	255,500	235,403
Refining	45,066	1,704
Other	300	295
	519,415	456,060
Total external operating revenues	$905,153	$862,349

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—
Natural gas distribution	—	—
Pipeline and midstream	21,225	21,261
	21,225	21,261
Nonregulated operations:
Pipeline and midstream	84	325
Construction materials and contracting	118	948
Construction services	462	11,695
Refining	—	—
Other	1,669	1,772
	2,333	14,740
Intersegment eliminations	(23,558)	(36,001)
Total intersegment operating revenues	$—	$—

Earnings (loss) on common stock:
Regulated operations:
Electric	$11,119	$8,328
Natural gas distribution	25,241	21,450
Pipeline and midstream	5,288	5,357
	41,648	35,135
Nonregulated operations:
Pipeline and midstream	1	1,055
Construction materials and contracting	(14,471)	(14,635)
Construction services	5,974	4,760
Refining	(7,187)	(2,394)
Other	(550)	(4,413)
	(16,233)	(15,627)
Intersegment eliminations	118	(991)
Earnings on common stock before loss from discontinued operations	25,533	18,517
Loss from discontinued operations, net of tax	(835)	(324,605)
Total earnings (loss) on common stock	$24,698	$(306,088)

Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$40	$450	$483
Interest cost	4,390	4,364	949	914
Expected return on assets	(5,280)	(5,373)	(1,149)	(1,175)
Amortization of prior service cost (credit)	—	18	(343)	(342)
Amortization of net actuarial loss	1,593	1,735	448	461
Net periodic benefit cost, including amount capitalized	703	784	355	341
Less amount capitalized	81	76	34	29
Net periodic benefit cost	$622	$708	$321	$312

Prior to 2013, defined pension plan benefits and accruals for all nonunion and certain union plans were frozen. On June 30, 2015, an additional union plan was frozen. At December 31, 2015, all of the Company's defined pension plans were frozen. These employees were eligible to receive additional defined contribution plan benefits.
Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or to their beneficiaries upon death for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated upgrades. Vesting for participants not fully vested was retained. The Company's net periodic benefit credit for these plans for the three months ended March 31, 2016, was $1.9 million, which reflects a curtailment gain of $3.3 million. The Company's net periodic benefit cost for these plans for the three months ended March 31, 2015, was $1.7 million.
Multiemployer plans
On September 24, 2014, JTL - Wyoming provided notice to the Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming that it was withdrawing from the plan effective October 26, 2014. The plan administrator will determine JTL - Wyoming's withdrawal liability. For the three months ended March 31, 2015, the Company accrued an additional withdrawal liability of approximately $2.4 million. The cumulative withdrawal liability is currently estimated at $16.4 million which has been accrued on the Consolidated Balance Sheets. The assessed withdrawal liability for this plan may be significantly different from the current estimate. Also, this plan's administrator has alleged that JTL - Wyoming owes additional contributions for periods of time prior to its withdrawal, which could affect its final assessed withdrawal liability. JTL - Wyoming disputes the plan administrator's demand for additional contributions, and on February 23, 2016, filed a declaratory judgment action in the United States District Court for the District of Wyoming to resolve the dispute.
Note 16 - Regulatory matters
On June 25, 2015, Montana-Dakota filed an application for an electric rate increase with the MTPSC. Montana-Dakota requested a total increase of approximately $11.8 million annually or approximately 21.1 percent above current rates to recover Montana-Dakota’s investments in modifications to generation facilities to comply with new EPA requirements, the addition and/or replacement of capacity and energy requirements and transmission facilities along with the additional depreciation, operation and maintenance expenses and taxes associated with the increases in investment. Montana-Dakota requested an interim increase of approximately $11.0 million annually. The MTPSC denied the request for interim rates on December 15, 2015. On February 8, 2016, Montana-Dakota and the interveners to the case filed a stipulation and settlement agreement reflecting an annual increase of $3.0 million effective April 1, 2016, and an additional increase of $4.4 million effective April 1, 2017. A technical hearing was held February 9, 2016. The MTPSC issued an order approving the settlement agreement on March 25, 2016. The approved rates were effective with service rendered on or after April 1, 2016.
On June 30, 2015, Montana-Dakota filed an application with the SDPUC for an electric rate increase. Montana-Dakota requested a total increase of approximately $2.7 million annually or approximately 19.2 percent above current rates to recover Montana-Dakota’s investments in modifications to generation facilities to comply with new EPA requirements, the addition and/or replacement of capacity and energy requirements and transmission facilities along with the additional depreciation, operation and maintenance expenses and taxes associated with the increases in investment. This matter is pending before the SDPUC. An interim increase of $2.7 million, subject to refund, was implemented January 1, 2016. Montana-Dakota and the SDPUC staff have reached a settlement with the stipulations being finalized. A settlement hearing is scheduled for June 7, 2016.
On June 30, 2015, Montana-Dakota filed an application for a natural gas rate increase with the SDPUC. Montana-Dakota requested a total increase of approximately $1.5 million annually or approximately 3.1 percent above current rates to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes, partially offset by an increase in customers and throughput. This matter is pending before the SDPUC. An interim increase of $1.5 million, subject to refund, was implemented January 1, 2016. Montana-Dakota and the SDPUC staff have reached a settlement with the stipulations being finalized. A settlement hearing is scheduled for June 7, 2016.
On September 30, 2015, Great Plains filed an application for a natural gas rate increase with the MNPUC. Great Plains requested a total increase of approximately $1.6 million annually or approximately 6.4 percent above current rates to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes. Great Plains requested an interim increase of $1.5 million or approximately 6.4 percent, subject to refund. The interim request was approved by the MNPUC on November 30, 2015, and was effective with service rendered on and after January 1, 2016. This matter is pending before the MNPUC. A technical hearing was held April 7, 2016.
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
On October 26, 2015, Montana-Dakota filed an application for an update to the electric generation resource recovery rider, which currently includes recovery of Montana-Dakota's investment in the 88-MW simple-cycle natural gas turbine and associated facilities near Mandan, North Dakota. The application proposed to also include the 19 MW of new generation from natural gas-fired internal combustion engines and associated facilities, near Sidney, Montana, placed in service in the fourth quarter of 2015, for a total of $9.9 million or an incremental increase of $4.6 million to be recovered under the rider. On January 25, 2016, Montana-Dakota and the NDPSC Advocacy Staff filed a settlement agreement which would result in an interim increase of $9.7 million or an incremental increase of $4.4 million, subject to refund, a 10.5 percent return on equity and Montana-Dakota would commit to filing an electric general rate case no later than September 30, 2016. A technical hearing on this matter was held on February 4, 2016. On March 9, 2016, the NDPSC issued an order approving the settlement agreement on an interim basis pending the determination in the upcoming rate case to be filed by September 30, 2016, on the return on equity and the net investment authorized for the natural gas-fired internal combustion engines located near Sidney, Montana. The interim rates were effective with service rendered on and after March 15, 2016.
On November 25, 2015, Montana-Dakota filed an application with the NDPSC for an update of its transmission cost adjustment for recovery of MISO-related charges and two transmission projects located in North Dakota, equating to $6.8 million to be collected under the transmission cost adjustment. An update to the transmission cost adjustment was submitted on January 19, 2016, to reflect the provisions of the settlement agreement approved by the NDPSC for the renewable resource cost adjustment rider whereby Montana-Dakota agreed to a 10.5 percent return on equity for this rider as well as committed to file an electric general rate case no later than September 30, 2016. An informal hearing with the NDPSC was held January 20, 2016, regarding this matter. The NDPSC approved the filing on February 10, 2016, on an interim basis with rates to be effective February 12, 2016.
On December 1, 2015, Cascade filed an application with the WUTC for a natural gas rate increase. Cascade requested a total increase of approximately $10.5 million annually or approximately 4.2 percent above current rates. The requested increase includes costs associated with increased infrastructure investment and the associated operating expenses. A settlement in principle has been accepted by all parties and is expected to be filed with the WUTC by the end of May 2016.
On April 29, 2016, Cascade filed an application with the OPUC for a natural gas rate increase of approximately $1.9 million annually or approximately 2.8 percent above current rates. The request includes costs associated with pipeline replacement and improvement projects to ensure the integrity of Cascade's system. This matter is pending before the OPUC.

Note 17 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. The Company had accrued liabilities of $19.0 million, $25.8 million and $19.5 million, which include liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at March 31, 2016 and 2015, and December 31, 2015, respectively, including amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.
Litigation
Natural Gas Gathering Operations Omimex filed a complaint against WBI Energy Midstream in Montana Seventeenth Judicial District Court in July 2010 alleging WBI Energy Midstream breached a gathering contract with Omimex as a result of the increased operating pressures demanded by a third party on a natural gas gathering system in Montana. In December 2011, Omimex filed an amended complaint alleging WBI Energy Midstream breached obligations to operate its gathering system as a common carrier under United States and Montana law. WBI Energy Midstream removed the action to the United States District Court for the District of Montana. The parties subsequently settled the breach of contract claim and, subject to final determination on liability, stipulated to the damages on the common carrier claim, for amounts that are not material. A trial on the common carrier claim was held during July 2013. On December 9, 2014, the United States District Court for the District of Montana issued an order determining WBI Energy Midstream breached its obligations as a common carrier and ordered judgment in favor of Omimex for the amount of the stipulated damages. WBI Energy Midstream filed an appeal from the United States District Court for the District of Montana's order and judgment.
Construction Materials Until the fall of 2011 when it discontinued active mining operations at the pit, JTL - Montana operated the Target Range Gravel Pit in Missoula County, Montana under a 1975 reclamation contract pursuant to the Montana Opencut Mining Act. In September 2009, the Montana DEQ sent a letter asserting JTL - Montana was in violation of the Montana Opencut Mining Act by conducting mining operations outside a permitted area. JTL - Montana filed a complaint in Montana First Judicial District Court in June 2010, seeking a declaratory order that the reclamation contract is a valid permit under the Montana Opencut Mining Act. The Montana DEQ filed an answer and counterclaim to the complaint in August 2011, alleging JTL - Montana was in violation of the Montana Opencut Mining Act and requesting imposition of penalties of not more than $3.7 million plus not more than $5,000 per day from the date of the counterclaim. The Company believes the operation of the Target Range Gravel Pit was conducted under a valid permit; however, the imposition of civil penalties is reasonably possible. JTL - Montana filed an application for amendment of its opencut mining permit which it expects will be approved by the Montana DEQ in the first half of 2016. JTL - Montana intends to resolve this matter through settlement.
Construction Services Bombard Mechanical is a third-party defendant in litigation pending in Nevada State District Court in which the plaintiff, Palms Place, LLC, claims damages attributable to defects in the construction of a 48 story residential tower built in 2008 for which Bombard Mechanical performed plumbing and mechanical work as a subcontractor. On March 12, 2015, the plaintiff presented cost of repair estimates totaling approximately $21 million for alleged plumbing and mechanical system defects associated in whole or in part with work performed by Bombard Mechanical. Bombard Mechanical is being defended in the action under a policy of insurance subject to a reservation of rights.
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
The Company believes it is not probable that it will incur any material environmental remediation costs or damages in relation to the above referenced matter.
Coos County The Oregon DEQ issued a Notice of Civil Penalty to LTM dated October 12, 2015, asserting violations of Oregon water quality statutes and rules resulting from the stockpiling and grading of earthen material during 2014 at a site in Coos County and assessing civil penalties totaling approximately $160,000. The Notice of Civil Penalty alleges violations by causing pollution to an intermittent creek, by conducting activity described in a general National Pollutant Discharge Elimination System permit without applying for coverage under the general permit, by placing the earthen materials in a location where they were likely to escape or be carried into waters of the state, and by failing to submit a revised ESCP where there was a change in the size of the project or the location of the disturbed area. The Notice of Civil Penalty also requires LTM to submit a revised ESCP containing measures to prevent further erosion from entering the intermittent creek and to file a work plan outlining how the earthen material will be permanently stabilized or removed. LTM requested a contested case hearing on the Notice of Civil Penalty and is engaged in settlement negotiations with the Oregon DEQ. LTM intends to resolve the matter through settlement.
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
The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $12.9 million for the remedial investigation, feasibility study and remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
The third claim is for contamination at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. The notice indicates that current estimates to complete investigation and cleanup of the site exceed $8.0 million. Other PRPs have reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A report documenting the initial phase of the remedial investigation was completed in June 2011. There is currently not enough information available to estimate the potential liability to Cascade associated with this claim although Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, it converted the plant to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas.
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

In March 2016, a sale agreement was signed to sell Fidelity's assets in the Paradox Basin. In connection with the sale, Centennial has agreed to guarantee Fidelity's indemnity obligations associated with the Paradox assets. The guarantee was required by the buyer as a condition to the sale of the Paradox Basin assets.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2016, the fixed maximum amounts guaranteed under these agreements aggregated $126.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $27.4 million in 2016; $34.1 million in 2017; $6.1 million in 2018; $54.4 million in 2019; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at March 31, 2016. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2016, the fixed maximum amounts guaranteed under these letters of credit aggregated $56.1 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate $27.9 million in 2016 and $28.2 million in 2017. The amount outstanding by subsidiaries of the Company under the above letters of credit was $500,000 and was reflected on the Consolidated Balance Sheet at March 31, 2016. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.
Centennial and WBI Holdings have guaranteed certain debt obligations of Dakota Prairie Refining. For more information, see Variable interest entities in this note.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at March 31, 2016.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2016, approximately $827.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Variable interest entities
The Company evaluates its arrangements and contracts with other entities to determine if they are VIEs and if so, if the Company is the primary beneficiary.
Dakota Prairie Refining, LLC On February 7, 2013, WBI Energy and Calumet formed a limited liability company, Dakota Prairie Refining, and entered into an operating agreement to develop, build and operate Dakota Prairie Refinery in southwestern North Dakota. WBI Energy and Calumet each have a 50 percent ownership interest in Dakota Prairie Refining. WBI Energy's and Calumet's capital commitments, based on a total project cost of $300 million, under the agreement are $150 million and $75 million, respectively. Capital commitments for construction in excess of $300 million were shared equally between WBI Energy and Calumet. WBI Energy's and Calumet's cumulative capital contributions, net of distributions, as of March 31, 2016, are $230.4 million and $163.6 million, respectively. Dakota Prairie Refining entered into a term loan for project debt financing of

$75 million on April 22, 2013. The operating agreement provides for allocation of profits and losses consistent with ownership interests; however, deductions attributable to project financing debt will be allocated to Calumet. Calumet's future cash distributions from Dakota Prairie Refining will be decreased by the principal and interest to be paid on the project debt, while the cash distributions to WBI Energy will not be decreased. Pursuant to the operating agreement, Centennial agreed to guarantee Dakota Prairie Refining's obligation under the term loan. The net loss attributable to noncontrolling interest on the Consolidated Statements of Income is pretax as Dakota Prairie Refining is a limited liability company. Given the current market conditions, challenges could include continued operating losses and the inability to fund operations. The Company is assessing strategic alternatives with respect to its ownership interest in Dakota Prairie Refining, is assessing the potential for a future impairment charge if current market conditions persist, and continues to assess potential impairment indicators.
Dakota Prairie Refining has an amended $75.0 million revolving credit agreement with a termination date of June 30, 2016. Pursuant to the revolving credit agreement, Centennial has issued a letter of credit supporting 50 percent of the credit agreement and Calumet has issued a letter of credit supporting 50 percent of the credit agreement. The credit agreement is used to meet the operational needs of the facility.
Dakota Prairie Refining may borrow up to $25.0 million at a variable interest rate from WBI Energy through June 30, 2016. Dakota Prairie Refining had $1.7 million of such borrowings outstanding at March 31, 2016. These borrowings are subordinate to the Dakota Prairie Refining revolving credit agreement. The amount outstanding was not reflected on the Consolidated Balance Sheet at March 31, 2016, because this intercompany transaction was eliminated in consolidation.
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
Dakota Prairie Refinery commenced operations in May 2015. The assets of Dakota Prairie Refining shall be used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining reflected on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$478	$10,784	$851
Accounts receivable	11,169	2,335	7,693
Inventories	17,056	7,902	13,176
Prepayments and other current assets	6,124	2,926	6,215
Total current assets	34,827	23,947	27,935
Net property, plant and equipment	419,492	425,944	425,123
Deferred charges and other assets:
Other	8,941	4,562	9,626
Total deferred charges and other assets	8,941	4,562	9,626
Total assets	$463,260	$454,453	$462,684
Liabilities
Current liabilities:
Short-term borrowings	$63,200	$16,100	$45,500
Long-term debt due within one year	6,375	3,000	5,250
Accounts payable	27,697	23,654	24,766
Taxes payable	1,001	569	1,391
Accrued compensation	717	683	938
Other accrued liabilities	7,155	1,016	4,953
Total current liabilities	106,145	45,022	82,798
Long-term debt	62,625	69,000	63,750
Total liabilities	$168,770	$114,022	$146,548
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
At March 31, 2016, Coyote Creek was not yet operational. The assets and liabilities of Coyote Creek and exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, at March 31, 2016, was $43.1 million.

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
Pipeline and Midstream
Strategy Utilize the segment's existing expertise in energy infrastructure and related services to increase market share and profitability through optimization of existing operations, internal growth, and investments in and acquisitions of energy-related assets and companies both in its current operating areas and beyond its northern Rockies base. Incremental and new growth opportunities include: access to new energy sources for storage, gathering and transportation services; expansion of existing storage, gathering and transmission facilities; incremental pipeline projects which expand pipeline capacity; expansion of the pipeline and midstream business to include liquid pipelines and processing activities; and expansion of related energy services.
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
Refining
Strategy Utilize Dakota Prairie Refinery’s location in North Dakota’s Bakken region to access crude oil supplies to safely and efficiently produce into refined products. Pursue operational effectiveness to maximize returns and cash flows through efforts such as marketing; cost reductions, including negotiating with vendors; and refinery performance improvements. Additional opportunities exist in debottlenecking the plant which could increase production volumes.
Challenges Challenges for this market include the narrowing of the differential between the Company’s actual crude oil price and West Texas Intermediate crude oil prices; availability, cost and price volatility of crude oil and refined products; narrowing crack spreads for refined products including diesel, naphtha and ATBs; changes in overall demand for refined products; environmental and regulatory requirements; the potential for increasing price volatility for RINs and competition from other refineries. Given the current market conditions, additional challenges could include continued operating losses and the inability to fund operations. The Company is assessing strategic alternatives with respect to its ownership interest in Dakota Prairie Refining, is assessing the potential for a future impairment charge if current market conditions persist, and continues to assess potential impairment indicators.
Additional Information
For more information on the risks and challenges the Company faces as it pursues its growth strategies and other factors that should be considered for a better understanding of the Company's financial condition, see Part II, Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2015 Annual Report. For more information on key growth strategies, projections and certain assumptions, see Prospective Information. For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements.

Earnings Overview
The following table summarizes the contribution to consolidated earnings (loss) by each of the Company's businesses.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions, where applicable)
Electric	$11.1	$8.3
Natural gas distribution	25.2	21.5
Pipeline and midstream	5.3	6.4
Construction materials and contracting	(14.5)	(14.6)
Construction services	6.0	4.8
Refining	(7.2)	(2.4)
Other	(.5)	(4.5)
Intersegment eliminations	.1	(1.0)
Earnings before discontinued operations	25.5	18.5
Loss from discontinued operations, net of tax	(.8)	(324.6)
Earnings (loss) on common stock	$24.7	$(306.1)
Earnings (loss) per common share – basic:
Earnings before discontinued operations	$.13	$.10
Discontinued operations, net of tax	—	(1.67)
Earnings (loss) per common share – basic	$.13	$(1.57)
Earnings (loss) per common share – diluted:
Earnings before discontinued operations	$.13	$.10
Discontinued operations, net of tax	—	(1.67)
Earnings (loss) per common share – diluted	$.13	$(1.57)
Three Months Ended March 31, 2016 and 2015 The Company recognized consolidated earnings of $24.7 million for the quarter ended March 31, 2016, compared to a consolidated loss of $306.1 million from the comparable prior period largely due to:

•
Discontinued operations which reflect the absence in 2016 of a noncash write-down of oil and natural gas properties in 2015 of $315.3 million (after tax); lower depreciation, depletion and amortization expense; and higher average realized gas prices, excluding gain/loss on commodity derivatives; partially offset by decreased production

•	Other reflects lower operation and maintenance expense and lower interest expense, which have been reduced with the sale of Fidelity's marketed oil and natural gas assets

•	Higher natural gas retail sales margins resulting from higher retail sales volumes of 3 percent and retail rate increases at the natural gas distribution business

•	Higher electric retail sales margin, largely the result of approved trackers, offset in part by decreased retail sales volumes of 5 percent at the electric business
Partially offsetting these increases were higher operation and maintenance expense and higher depreciation, depletion and amortization expense at the refining business due to the commencement of operations of Dakota Prairie Refinery occurring in May 2015. Refined product sales gross margins were also negatively impacted by market conditions.

Financial and Operating Data
Below are key financial and operating data for each of the Company's businesses.
Electric

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions, where applicable)
Operating revenues	$82.9	$71.8
Operating expenses:
Fuel and purchased power	22.0	23.8
Operation and maintenance	26.9	21.1
Depreciation, depletion and amortization	12.9	9.4
Taxes, other than income	3.4	3.1
	65.2	57.4
Operating income	17.7	14.4
Earnings	$11.1	$8.3
Retail sales (million kWh)	862.4	907.7
Average cost of fuel and purchased power per kWh	$.024	$.025
Three Months Ended March 31, 2016 and 2015 Electric earnings increased $2.8 million (34 percent) due to:

•	Higher retail sales margins, largely the result of approved generation, renewable resource and transmission rate trackers, offset in part by decreased electric sales volumes of 5 percent

•	Favorable income tax changes, which include $2.4 million primarily higher production tax credits
Partially offsetting these increases were:

•	Higher operation and maintenance expense, which includes $3.7 million (after tax) primarily due to higher transmission costs, largely being recovered in tracker noted above

•	Higher depreciation, depletion and amortization expense of $2.2 million (after tax) due to increased property, plant and equipment balances

•	Higher interest expense, which includes $900,000 (after tax) due to higher long-term debt

•	Lower other income, which includes $700,000 (after tax) primarily related to AFUDC

Natural Gas Distribution

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions, where applicable)
Operating revenues	$299.4	$330.6
Operating expenses:
Purchased natural gas sold	182.1	222.2
Operation and maintenance	38.8	38.4
Depreciation, depletion and amortization	16.4	14.6
Taxes, other than income	16.7	16.6
	254.0	291.8
Operating income	45.4	38.8
Earnings	$25.2	$21.5
Volumes (MMdk):
Sales	40.3	38.9
Transportation	41.3	35.1
Total throughput	81.6	74.0
Degree days (% of normal)*
Montana-Dakota/Great Plains	81%	87%
Cascade	87%	78%
Intermountain	95%	84%
Average cost of natural gas, including transportation, per dk	$4.52	$5.71
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended March 31, 2016 and 2015 Natural gas distribution earnings increased $3.7 million (18 percent) due to higher natural gas retail sales margins resulting from higher retail sales volumes of 3 percent to residential and commercial customers, final and interim rate increases and increased transportation volumes.
Partially offsetting the increase were:

•	Higher depreciation, depletion and amortization expense of $1.1 million (after tax), primarily resulting from increased property, plant and equipment balances

•	Higher regulated operation and maintenance expense, which includes $600,000 (after tax) largely related to higher payroll costs

•	Lower other income, which includes $300,000 (after tax) primarily related to AFUDC
The previous table also reflects higher revenue and lower operation and maintenance expense related to nonutility project activity, as well as the pass-through of lower natural gas prices which are reflected in the decrease in both sales revenue and purchased natural gas sold in 2016.

Pipeline and Midstream

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Operating revenues	$33.4	$38.5
Operating expenses:
Purchased natural gas sold	—	.1
Operation and maintenance	13.8	15.3
Depreciation, depletion and amortization	6.2	7.3
Taxes, other than income	2.8	3.2
	22.8	25.9
Operating income	10.6	12.6
Earnings	$5.3	$6.4
Transportation volumes (MMdk)	75.3	68.0
Natural gas gathering volumes (MMdk)	4.9	9.4
Customer natural gas storage balance (MMdk):
Beginning of period	16.6	14.9
Net withdrawal	(2.1)	(7.7)
End of period	14.5	7.2
Three Months Ended March 31, 2016 and 2015 Pipeline and midstream earnings decreased $1.1 million (18 percent) due to:

•
Lower gathering and processing earnings of $3.0 million (after tax), primarily related to lower gathering and processing volumes at Pronghorn and lower natural gas gathering volumes largely due to the sale of certain non-strategic natural gas gathering assets

•	Lower transportation earnings, primarily the result of lower demand revenue offset in part by higher off-system volumes and higher volumes transported to storage
Partially offsetting these decreases were:

•	Lower operation and maintenance expense, which includes $1.1 million (after tax) primarily due to lower payroll and benefit-related costs, maintenance materials and general and administrative costs

•	Lower depreciation, depletion and amortization expense of $700,000 (after tax) due to the sale of certain non-strategic assets, as previously discussed

Construction Materials and Contracting

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Operating revenues	$210.0	$206.6
Operating expenses:
Operation and maintenance	204.7	201.1
Depreciation, depletion and amortization	15.1	16.5
Taxes, other than income	9.6	8.8
	229.4	226.4
Operating loss	(19.4)	(19.8)
Loss	$(14.5)	$(14.6)
Sales (000's):
Aggregates (tons)	3,626	3,566
Asphalt (tons)	239	232
Ready-mixed concrete (cubic yards)	644	576
Three Months Ended March 31, 2016 and 2015 Construction materials and contracting experienced a seasonal first quarter loss of $14.5 million compared to a loss of $14.6 million a year ago (1 percent decreased loss). The improvement was the result of:

•	The absence in 2016 of a MEPP withdrawal liability of $1.5 million (after tax), as discussed in Note 15

•	Higher earnings of $600,000 (after tax), largely due to increased construction revenues and margins
Partially offsetting these increases were lower earnings of $900,000 (after tax) resulting from lower aggregate margins; and lower earnings from other product line margins, which includes the absence in 2016 of a large precast project.
Construction Services

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Operating revenues	$256.0	$247.1
Operating expenses:
Operation and maintenance	233.6	225.0
Depreciation, depletion and amortization	3.8	3.3
Taxes, other than income	10.6	10.0
	248.0	238.3
Operating income	8.0	8.8
Earnings	$6.0	$4.8
Three Months Ended March 31, 2016 and 2015 Construction services earnings increased $1.2 million (26 percent) due to:

•	Tax benefit of $1.5 million related to the disposition of a non-strategic asset

•	Absence of the 2015 underperforming non-strategic asset loss of $1.4 million (after tax)
Partially offsetting these increases were:

•	Lower margins, including lower industrial and equipment workloads and margins in the Central region, partially offset by higher inside workloads and margins in the Western region

•	Higher selling, general and administrative expense of $400,000 (after tax), primarily related to bad debt expense

Refining

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Operating revenues	$45.1	$1.7
Operating expenses:
Cost of crude oil	39.8	2.3
Operation and maintenance	20.2	5.2
Depreciation, depletion and amortization	5.6	1.4
Taxes, other than income	.8	.3
	66.4	9.2
Operating loss	(21.3)	(7.5)
Loss attributable to the company	$(7.2)	$(2.4)
Refined product sales (MBbls)
Diesel fuel	538	—
Naphtha	588	—
ATBs and other	165	—
Total refined product sales	1,291	—
The variances discussed below are the Company's proportionate 50 percent share while the table above includes 100 percent of operating revenues, operating expenses, operating loss and refined product sales.
Three Months Ended March 31, 2016 and 2015 Refining recognized a loss of $7.2 million compared to a loss of $2.4 million in the prior year due to:

•
Higher operation and maintenance expense, which includes $4.7 million (after tax) largely related to the commencement of operations in May 2015 including higher rail-related costs; costs related to the accrual of costs for RINs due to not being able to blend biofuels into the diesel fuel produced; and higher contract services

•	Higher depreciation, depletion and amortization expense, which includes $1.3 million (after tax) due to Dakota Prairie Refinery being placed in service in May 2015

•	Higher interest expense, which includes $500,000 (after tax) largely the result of lower capitalized interest and higher short-term borrowings
These decreases were partially offset by refined product sales gross margins, which have been negatively impacted by low refined product sales prices, primarily low diesel fuel prices; and narrow Bakken basis differentials on crude oil.

Other

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Operating revenues	$2.0	$2.1
Operating expenses:
Operation and maintenance	.8	3.6
Depreciation, depletion and amortization	.5	.5
Taxes, other than income	.1	—
	1.4	4.1
Operating income (loss)	.6	(2.0)
Loss	$(.5)	$(4.5)
Included in Other are general and administrative costs and interest expense previously allocated to Fidelity that do not meet the criteria for income (loss) from discontinued operations.
Three Months Ended March 31, 2016 and 2015 Other loss decreased $4.0 million, which includes $1.8 million (after tax) of lower operation and maintenance expense and $1.3 million (after tax) of lower interest expense previously allocated to Fidelity that do not meet the criteria for income (loss) from discontinued operations, which have been reduced with the sale of Fidelity's marketed oil and natural gas assets. The loss also decreased due to the absence in 2016 of a 2015 foreign currency translation loss including the effects of the sale of the company's remaining interest in the Brazilian Transmission Lines.
Discontinued Operations

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Loss from discontinued operations before intercompany eliminations, net of tax	$(.8)	$(324.7)
Intercompany eliminations	—	.1
Loss from discontinued operations, net of tax	$(.8)	$(324.6)
Three Months Ended March 31, 2016 and 2015 Discontinued operations recognized a loss of $800,000 compared to a loss of $324.6 million for the comparable prior period due to:

•	Absence in 2016 of a noncash write-down of oil and natural gas properties in 2015 of $315.3 million (after tax), as discussed in Note 9

•
Lower depreciation, depletion and amortization expense of $26.8 million (after tax) due to depreciation, depletion and amortization no longer being recorded on assets held for sale and the sale of the marketed oil and natural gas assets

•	Higher average realized gas prices of 190 percent, excluding gain/loss on commodity derivatives
Partially offsetting these increases were decreased gas production of 98 percent, oil production of 91 percent and NGL production of 95 percent resulting from the sale of the marketed oil and natural gas assets in the fourth quarter of 2015 and first quarter of 2016.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Intersegment transactions:
Operating revenues	$23.6	$36.1
Purchased natural gas sold	21.1	21.2
Operation and maintenance	2.5	13.3
Depreciation, depletion and amortization	.2	—
Income from continuing operations	(.1)	1.0
For more information on intersegment eliminations, see Note 14.
Prospective Information
The following information highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for certain of the Company's businesses. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2015 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.
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

•	The Company expects its customer base to grow by 1.5 percent to 2.0 percent per year.

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

•
The Company is reviewing potential future generation options and is considering a large-scale resource. The integrated resource plan filed in July 2015 includes a 200 MW resource addition in the 2020 time frame. The Company will continue to refine forecasted projections and adjust the timing of the addition if necessary.

•	The Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system.

•	The Company is focused on organic growth, while monitoring potential merger and acquisition opportunities.

•
The Company is evaluating the final Clean Power Plan rule published by the EPA in October 2015, which requires existing fossil fuel-fired electric generation facilities to reduce carbon dioxide emissions. It is unknown at this time what each state will require for emissions limits or reductions from each of the Company's owned and jointly owned fossil fuel-fired electric generating units. In February 2016, the United States Supreme Court granted an application for a stay of the Clean Power Plan pending the outcome of legal challenges. The Company has not included capital expenditures in 2016 through 2018 for the potential compliance requirements of the Clean Power Plan.

•	Regulatory actions
Completed Cases:

◦
Since January 1, 2015, the Company has implemented a total of $35.9 million in final rates and $37.3 million in interim rates. This includes electric rate proceedings in Montana, North Dakota, South Dakota and before the FERC, and natural gas proceedings in Minnesota, Montana, North Dakota, Oregon, South Dakota, Washington and Wyoming.

Pending Cases:

◦	The Company is requesting a total of $49.7 million, which includes $37.3 million in implemented interim rates and $12.4 million in rate relief from pending cases.

◦	On June 30, 2015, the Company filed applications with the SDPUC for electric and natural gas rate increases, as discussed in Note 16.

◦	On September 30, 2015, December 1, 2015 and April 29, 2016, the Company filed applications with the MNPUC, WUTC and OPUC, respectively, for natural gas rate increases, as discussed in Note 16.

◦
On October 21, 2015, the Company filed an application with the NDPSC for an update to the generation resource recovery rider and requested a renewable resource cost adjustment rider. On October 26, 2015, the Company resubmitted the application as two applications. The applications are discussed in Note 16.

◦
On November 25, 2015, the Company filed an application with the NDPSC for an update of its transmission cost adjustment for recovery of MISO-related charges and two transmission projects located in North Dakota, as discussed in Note 16.

Expected Filings:

◦	The Company expects to file electric rate cases in North Dakota and Wyoming in 2016 as well as a natural gas rate case in Idaho.
Pipeline and midstream

•
The Company has signed agreements to complete three expansion projects, the North Badlands expansion, the Northwest North Dakota expansion and a Line Section 25 expansion. The North Badlands project includes a 4-mile loop of the Garden Creek pipeline segment and other ancillary facilities, and is expected to be in service in fall of 2016. The Northwest North Dakota project includes modification of existing compression, a new unit and re-cylindering, and is expected to be in service in the summer of 2016. The Line Section 25 expansion will consist of a new compression station near Tioga, North Dakota, as well as other compression modifications and is expected to be in service in the summer of 2017.

•
The Company has seen increased interruptible storage service injections in the first quarter of 2016, with similar activity expected to continue into the second quarter of 2016, due to wider seasonal spreads and lower natural gas prices.

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
Construction materials and contracting

•
Approximate work backlog at March 31, 2016, was $831 million, compared to $664 million a year ago. Private work represents 8 percent of construction backlog and public work represents 92 percent of backlog.

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

•	Knife River is still in negotiations on the four labor contracts, as reported in Items 1 and 2 - Business Properties - General in the 2015 Annual report.

Construction services

•
Approximate work backlog at March 31, 2016, was $530 million, compared to $321 million a year ago. The backlog includes transmission, distribution, substation, industrial, petrochemical, mission critical, solar energy renewables, research and development, higher education, government, transportation, health care, hospitality, gaming, commercial, institutional and service work.

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

•
Diesel is sold locally at the refinery rack and Dakota Prairie Refinery posts a daily price based on market conditions. Dakota Prairie Refinery’s posted diesel prices were in the range of $30 to $50 per barrel, with an average of approximately $40 per barrel, during the first quarter of 2016.

•
Naphtha is being railed into Canada to be used as a diluent for tar sands production and is tied to C5 pricing differentials to West Texas Intermediate. Naphtha prices ranged from $25 to $35 per barrel in the first quarter of 2016.

•
In light of current market conditions, the Company is assessing strategic alternatives with respect to its ownership interest in Dakota Prairie Refinery, is assessing the potential for a future impairment charge if current market conditions persist, and continues to assess potential impairment indicators.

New Accounting Standards
For information regarding new accounting standards, see Note 7, which is incorporated by reference.
Critical Accounting Policies Involving Significant Estimates
The Company's critical accounting policies involving significant estimates include impairment testing of oil and natural gas properties, impairment testing of assets held for sale, impairment testing of long-lived assets and intangibles, revenue recognition, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2015 Annual Report. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2015 Annual Report.
Liquidity and Capital Commitments
At March 31, 2016, the Company had cash and cash equivalents of $90.9 million and available capacity of $586.7 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; and through the issuance of long-term debt.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital. Changes in cash flows for discontinued operations are related to the former exploration and production business.
Cash flows provided by operating activities in the first three months of 2016 decreased $53.6 million from the comparable period in 2015. The decrease in cash flows provided by operating activities was largely from lower production at the exploration and production business due to the marketing and sale of the exploration and production assets.
Investing activities Cash flows used in investing activities in the first three months of 2016 decreased $80.7 million from the comparable period in 2015 primarily due to lower capital expenditures and higher proceeds from the sales of properties at the exploration and production business.
Financing activities Cash flows provided by financing activities in the first three months of 2016 decreased $65.4 million from the comparable period in 2015. The decrease in cash flows provided by financing activities was primarily due to higher repayment of long-term debt of $110.8 million, as well the absence in 2016 of the 2015 contribution from noncontrolling interest. Partially offsetting this decrease was higher issuance of long-term debt.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2015 Annual Report. For more information, see Note 15 and Part II, Item 7 in the 2015 Annual Report.
Capital expenditures
Capital expenditures for the first three months of 2016 from continuing operations were $98.2 million ($87.7 million, net of proceeds from sale or disposition of property) and are estimated to be approximately $362 million for 2016 ($355 million, net of proceeds from sale or disposition of property). Discontinued operations net proceeds from the sale or disposition of property for the first three months of 2016 were $29.1 million. Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	Other growth opportunities
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2016 capital expenditures referred to previously. The Company expects the 2016 estimated capital expenditures to be funded by various sources, including internally generated funds; the Company's credit facilities, as described later; through the issuance of long-term debt; and asset sales.
Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2016. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 7, in the 2015 Annual Report.

The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at March 31, 2016:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$51.5	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$23.1		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$650.0		$237.8	(b)	$39.4		5/8/19
Dakota Prairie Refining, LLC	Revolving credit agreement	(g)	$75.0		$56.0		$18.3	(d)	6/30/16

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

(g)	Centennial and Calumet have each issued a letter of credit supporting 50 percent of the revolving credit agreement.

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
The Company's coverage of fixed charges including preferred stock dividends was 2.5 times, 2.8 times and 2.5 times for the 12 months ended March 31, 2016 and 2015, and December 31, 2015, respectively.
Total equity as a percent of total capitalization was 56 percent, 57 percent and 57 percent at March 31, 2016 and 2015, and December 31, 2015, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.
On May 20, 2013, the Company entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC with respect to the issuance and sale of up to 7.5 million shares of the Company's common stock. The agreement terminated on February 28, 2016. The common stock was offered for sale, from time to time, in accordance with the terms and conditions of the agreement. Proceeds from the shares of common stock under the agreement were used for corporate development purposes and other general corporate purposes. Under the agreement, the Company did not issue any shares of stock between January 1, 2016 and February 28, 2016. Since inception of the Equity Distribution Agreement, the Company has issued a cumulative total of 4.4 million shares of stock receiving net proceeds of $144.7 million through February 28, 2016.

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
WBI Energy Transmission, Inc. WBI Energy Transmission has a $175.0 million amended and restated uncommitted long-term private shelf agreement with an expiration date of September 12, 2016. WBI Energy Transmission had $100.0 million of notes outstanding at March 31, 2016, which reduced capacity under this uncommitted private shelf agreement.
Dakota Prairie Refining, LLC Dakota Prairie Refining may borrow up to $25.0 million at a variable interest rate from WBI Energy through June 30, 2016. Dakota Prairie Refining had $1.7 million of such borrowings outstanding at March 31, 2016. These borrowings are subordinate to the Dakota Prairie Refining revolving credit agreement. The amount outstanding was not reflected on the Consolidated Balance Sheet at March 31, 2016, because this intercompany transaction was eliminated in consolidation.
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
In March 2016, a sale agreement was signed to sell Fidelity's assets in the Paradox Basin. In connection with the sale, Centennial has agreed to guarantee Fidelity's indemnity obligations associated with the Paradox assets. The guarantee was required by the buyer as a condition to the sale of the Paradox Basin assets.
Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations from continuing operations relating to long-term debt, estimated interest payments, operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2016 from those reported in the 2015 Annual Report.
For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2015 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with commodity prices and interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time utilizes derivatives to manage a portion of its risk.
For more information on derivative instruments and commodity price risk, see Part II, Item 7A in the 2015 Annual Report, the Consolidated Statements of Comprehensive Income and Notes 8 and 11.
Commodity price risk
Fidelity historically utilized derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on forecasted sales of oil and natural gas production.
There were no derivative agreements at March 31, 2016.

Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2015 Annual Report.
At March 31, 2016, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2015 Annual Report other than the risk associated with the operation of Dakota Prairie Refinery; the risk that the Company's operations could be adversely impacted by initiatives to reduce GHG emissions; the risk related to obligations under MEPPs; and the risk related to the sale of the Company's exploration and production assets. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.
Economic Risks
The operation of Dakota Prairie Refinery may involve risks, including continued operating losses, the inability to fund its operations and future impairments of its assets, that could negatively impact the Company's business, its results of operations, cash flows and asset values.
Given the current market conditions, Dakota Prairie Refinery could face challenges including continued operating losses and the inability to fund operations from its operating cash flows, by obtaining third-party financing or through capital contributions from Calumet or WBI Energy. The Company is assessing strategic alternatives with respect to its ownership interest in Dakota Prairie Refining, is assessing the potential for a future impairment charge if current market conditions persist, and continues to assess potential impairment indicators. In addition, the operation of Dakota Prairie Refinery involves many risks, which may include: breakdown or failure of the equipment and systems; inability to operate within environmental permit parameters; inability to produce refined products to required specifications; inability to obtain crude oil supply; inability to effectively manage distribution channels; changes in markets and market prices for crude oil and refined products; and operating cost increases; as well as the risk of performance below expected levels of output or efficiency. Such events could negatively impact the Company's business, its results of operations, cash flows and asset values.
Environmental and Regulatory Risks
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
On October 23, 2015, the EPA published the final Clean Power Plan rule that requires existing fossil fuel-fired electric generation facilities to reduce carbon dioxide emissions. As published, the rule requires that states must, by September 6, 2016, either submit to the EPA a request for a two-year extension to submit a final state plan, or submit a final plan demonstrating how emissions reductions will be achieved and include emission limits in the form of an annual emission cap or an emission rate that will be applied to each fossil fuel-fired electric generating facility within the state starting in 2022. Emissions limits become more stringent from 2022 to 2030, with the 2030 emission limits applying thereafter. It is unknown at this time what each state will require for emissions limits or reductions from each of Montana-Dakota's owned and jointly owned fossil fuel-fired electric generating units. Compliance costs will become clearer as final state plans are submitted to the EPA. On February 9, 2016, however, the United States Supreme Court granted an application for a stay of the Clean Power Plan pending disposition of the applicants' petition for review in the D.C. Circuit Court and disposition of the applicants' petition for a writ of certiorari if such a writ is sought. It is unknown whether the effective date and compliance dates in the rule will be delayed the commensurate amount of time the stay is in place, or if current compliance dates will remain, and effectively reduce the amount of time available to comply with the rule.
On January 14, 2015, President Obama announced a goal to reduce methane emissions from the oil and natural gas industry by 40 percent to 45 percent below 2012 levels by 2025. On September 18, 2015, the EPA published a proposed rule on standards for methane and GHG emissions from new and modified sources within the oil and natural gas industry, with a final rule expected in 2016. The rule, as proposed, would require emission reductions and work practices for emission sources such as natural gas gathering and boosting stations, and transmission and storage compressor stations. On March 10, 2016, the EPA announced its next step in reducing emissions from the oil and natural gas industry, moving to regulate emissions from existing sources. The EPA will begin this process with an Information Collection Request to gather information on existing sources of methane emissions, technologies to reduce emissions and the costs of those technologies in the oil and natural gas sector. The information collected will be used to develop comprehensive regulations to reduce methane emissions from existing sources. It is unknown at this time how the Company will be impacted or if compliance costs will be material.
On January 6, 2016, the Washington DOE issued the proposed Clean Air Rule, which requires carbon dioxide emission reductions from various industries in the state, including carbon dioxide emissions resulting from the combustion of natural gas supplied to end-use customers by natural gas distribution companies, such as Cascade. On February 26, 2016, the Washington DOE withdrew the proposed rule and stated that the agency will make updates and will propose a new rule in the spring of 2016.
There also may be new treaties, legislation or regulations to reduce GHG emissions that could affect the Company's utility operations by requiring additional energy conservation efforts or renewable energy sources, as well as other mandates that could significantly increase capital expenditures and operating costs. If the Company’s utility operations do not receive timely and full recovery of GHG emission compliance costs from its customers, then such costs could adversely impact the results of its operations and cash flows.
In addition to Montana-Dakota's electric generation operations, the Company monitors and analyzes the GHG emissions from other operations and reports as required by applicable laws and regulations. The Company will continue to monitor GHG regulations and the potential for GHG regulations to impact operations.
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
Various operating subsidiaries of the Company participate in approximately 75 MEPPs for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.
The Company may be obligated to increase its contributions to underfunded plans that are classified as being in endangered, seriously endangered or critical status as defined by the Pension Protection Act of 2006. Plans classified as being in one of these statuses are required to adopt RPs or FIPs to improve their funded status through increased contributions, reduced benefits or a combination of the two. Based on available information, the Company believes that approximately 35 percent of the MEPPs to which it contributes are currently in endangered, seriously endangered or critical status.
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
On September 24, 2014, JTL - Wyoming provided notice to the plan administrator of one of the MEPPs to which it is a participating employer that it was withdrawing from that plan effective October 26, 2014. The plan administrator will determine JTL - Wyoming’s withdrawal liability, which the Company currently estimates at approximately $16.4 million (approximately $9.8 million after tax). The assessed withdrawal liability for this plan may be significantly different from the current estimate. Also, this plan's administrator has alleged that JTL - Wyoming owes additional contributions for periods of time prior to its withdrawal, which could affect its final assessed withdrawal liability. JTL - Wyoming disputes the plan administrator's demand for additional contributions, and on February 23, 2016, filed a declaratory judgment action in the United States District Court for the District of Wyoming to resolve the dispute.
While the Company has completed the sale of all of Fidelity's marketed oil and natural gas assets, Fidelity may continue to be subject to potential liabilities relating to the sold assets, primarily arising from events prior to sale.
As part of the Company's corporate strategy, it sold its marketed Fidelity oil and natural gas assets and has exited that line of business. Fidelity will continue to be subject to potential liabilities, either directly or through indemnification of buyers, relating to the sold assets, primarily arising from events prior to the sale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2016	—
February 1 through February 29, 2016	19,769	$16.31
March 1 through March 31, 2016	—
Total	19,769

(1)	Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

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

MDU RESOURCES GROUP, INC.

DATE:	May 6, 2016	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.

+10(a)	MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated February 11, 2016

+10(b)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended February 11, 2016, and Rules and Regulations, as amended March 4, 2013

+10(c)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated January 22, 2016

+10(d)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 10, 2016

+10(e)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of April 25, 2016

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.
MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.