Form 10-Q
period 2016-09-30
MDU RESOURCES GROUP INC
filed 2016-11-07
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2016: 195,304,376 shares.

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2015 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2015
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ATBs	Atmospheric tower bottoms
Bbl	Barrel
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines
Btu	British thermal unit
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
JTL - Wyoming	JTL Group, Inc. (Wyoming Corporation), an indirect wholly owned subsidiary of Knife River
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million Btu

MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MW	Megawatt
NDPSC	North Dakota Public Service Commission
NGL	Natural gas liquids
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
PRP	Potentially Responsible Party
RIN	Renewable Identification Number
ROD	Record of Decision
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
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
For more information on the Company's business segments and discontinued operations, see Notes 10 and 16.

Part I -- Financial Information
Item 1.  Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$192,079	$185,417	$783,997	$807,585
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	1,016,488	1,012,925	2,328,733	2,189,640
Total operating revenues	1,208,567	1,198,342	3,112,730	2,997,225
Operating expenses:
Fuel and purchased power	16,800	20,616	54,725	63,761
Purchased natural gas sold	34,321	37,574	242,795	305,313
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	77,662	68,344	229,364	207,144
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	842,878	859,843	2,008,122	1,919,455
Depreciation, depletion and amortization	54,094	51,746	163,226	154,669
Taxes, other than income	36,128	32,391	116,864	109,039
Total operating expenses	1,061,883	1,070,514	2,815,096	2,759,381
Operating income	146,684	127,828	297,634	237,844
Other income	1,741	3,300	3,662	5,673
Interest expense	22,278	22,417	67,365	68,872
Income before income taxes	126,147	108,711	233,931	174,645
Income taxes	37,761	34,825	67,381	54,157
Income from continuing operations	88,386	73,886	166,550	120,488
Loss from discontinued operations, net of tax (Note 10)	(5,400)	(223,112)	(299,538)	(816,517)
Net income (loss)	82,986	(149,226)	(132,988)	(696,029)
Loss from discontinued operations attributable to noncontrolling interest (Note 10)	—	(9,778)	(131,691)	(21,060)
Dividends declared on preferred stocks	171	171	514	514
Earnings (loss) on common stock	$82,815	$(139,619)	$(1,811)	$(675,483)
Earnings (loss) per common share - basic:
Earnings before discontinued operations	$.45	$.38	$.85	$.62
Discontinued operations attributable to the Company, net of tax	(.03)	(1.10)	(.86)	(4.09)
Earnings (loss) per common share - basic	$.42	$(.72)	$(.01)	$(3.47)
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$.45	$.38	$.85	$.62
Discontinued operations attributable to the Company, net of tax	(.03)	(1.10)	(.86)	(4.09)
Earnings (loss) per common share - diluted	$.42	$(.72)	$(.01)	$(3.47)
Dividends declared per common share	$.1875	$.1825	$.5625	$.5475
Weighted average common shares outstanding - basic	195,304	195,151	195,298	194,814
Weighted average common shares outstanding - diluted	195,811	195,169	195,794	194,833
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$82,986	$(149,226)	$(132,988)	$(696,029)
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income (loss), net of tax of $56 and $60 for the three months ended and $170 and $181 for the nine months ended in 2016 and 2015, respectively	92	100	275	299
Amortization of postretirement liability (gains) losses included in net periodic benefit cost, net of tax of $143 and $233 for the three months ended and $(676) and $881 for the nine months ended in 2016 and 2015, respectively	236	382	(1,111)	1,341
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $(2) and $(44) for the three months ended and $32 and $(107) for the nine months ended in 2016 and 2015, respectively	(4)	(73)	52	(176)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss), net of tax of $0 and $0 for the three months ended and $0 and $491 for the nine months ended in 2016 and 2015, respectively	—	—	—	802
Foreign currency translation adjustment	(4)	(73)	52	626
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(23) and $(19) for the three months ended and $(35) and $(57) for the nine months ended in 2016 and 2015, respectively	(42)	(35)	(65)	(105)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss), net of tax of $18 and $15 for the three months ended and $57 and $53 for the nine months ended in 2016 and 2015, respectively	33	28	106	98
Net unrealized gain (loss) on available-for-sale investments	(9)	(7)	41	(7)
Other comprehensive income (loss)	315	402	(743)	2,259
Comprehensive income (loss)	83,301	(148,824)	(133,731)	(693,770)
Comprehensive loss from discontinued operations attributable to noncontrolling interest	—	(9,778)	(131,691)	(21,060)
Comprehensive income (loss) attributable to common stockholders	$83,301	$(139,046)	$(2,040)	$(672,710)
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	September 30, 2015	December 31, 2015
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$59,868	$88,630	$83,903
Receivables, net	665,142	663,342	582,475
Inventories	245,790	245,987	240,551
Deferred income taxes	31,378	31,892	33,121
Prepayments and other current assets	49,081	55,860	29,528
Current assets held for sale	93,366	117,823	54,847
Total current assets	1,144,625	1,203,534	1,024,425
Investments	126,048	118,063	119,704
Property, plant and equipment	6,588,445	6,199,880	6,387,702
Less accumulated depreciation, depletion and amortization	2,583,566	2,443,830	2,489,322
Net property, plant and equipment	4,004,879	3,756,050	3,898,380
Deferred charges and other assets:
Goodwill	641,527	635,204	635,204
Other intangible assets, net	6,529	7,908	7,342
Other	360,537	346,163	351,603
Noncurrent assets held for sale	69,061	909,150	565,509
Total deferred charges and other assets	1,077,654	1,898,425	1,559,658
Total assets	$6,353,206	$6,976,072	$6,602,167
Liabilities and Equity
Current liabilities:
Long-term debt due within one year	$93,598	$258,539	$238,539
Accounts payable	281,373	271,767	286,061
Taxes payable	59,747	42,637	46,880
Dividends payable	36,791	35,807	36,784
Accrued compensation	58,604	59,218	45,192
Other accrued liabilities	191,904	157,116	167,322
Current liabilities held for sale	22,185	123,628	130,375
Total current liabilities	744,202	948,712	951,153
Long-term debt	1,808,350	1,942,234	1,557,624
Deferred credits and other liabilities:
Deferred income taxes	693,704	718,348	696,750
Other	821,889	755,790	812,342
Noncurrent liabilities held for sale	—	96,117	63,750
Total deferred credits and other liabilities	1,515,593	1,570,255	1,572,842
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 195,843,297 at September 30, 2016, 195,804,665 at September 30, 2015 and December 31, 2015	195,843	195,805	195,805
Other paid-in capital	1,231,396	1,228,875	1,230,119
Retained earnings	884,339	980,421	996,355
Accumulated other comprehensive loss	(37,891)	(39,844)	(37,148)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,270,061	2,361,631	2,381,505
Total stockholders' equity	2,285,061	2,376,631	2,396,505
Noncontrolling interest	—	138,240	124,043
Total equity	2,285,061	2,514,871	2,520,548
Total liabilities and equity	$6,353,206	$6,976,072	$6,602,167
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Operating activities:
Net loss	$(132,988)	$(696,029)
Loss from discontinued operations, net of tax	(299,538)	(816,517)
Income from continuing operations	166,550	120,488
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	163,226	154,669
Deferred income taxes	(1,346)	(48)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(75,308)	(76,447)
Inventories	(4,153)	(3,660)
Other current assets	(18,824)	34,493
Accounts payable	15,514	47,629
Other current liabilities	48,973	5,187
Other noncurrent changes	(25,284)	(4,478)
Net cash provided by continuing operations	269,348	277,833
Net cash provided by discontinued operations	7,127	125,738
Net cash provided by operating activities	276,475	403,571
Investing activities:
Capital expenditures	(303,873)	(397,005)
Net proceeds from sale or disposition of property and other	17,583	37,679
Investments	56	1,309
Net cash used in continuing operations	(286,234)	(358,017)
Net cash provided by (used in) discontinued operations	31,918	(185,999)
Net cash used in investing activities	(254,316)	(544,016)
Financing activities:
Issuance of long-term debt	341,777	327,475
Repayment of long-term debt	(236,433)	(143,333)
Proceeds from issuance of common stock	—	21,894
Dividends paid	(110,366)	(107,028)
Tax withholding on stock-based compensation	(323)	—
Net cash provided by (used in) continuing operations	(5,345)	99,008
Net cash provided by (used in) discontinued operations	(40,852)	69,780
Net cash provided by (used in) financing activities	(46,197)	168,788
Effect of exchange rate changes on cash and cash equivalents	3	(192)
Increase (decrease) in cash and cash equivalents	(24,035)	28,151
Cash and cash equivalents -- beginning of year	83,903	60,479
Cash and cash equivalents -- end of period	$59,868	$88,630
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2016 and 2015
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2015 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2015 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after September 30, 2016, up to the date of issuance of these consolidated interim financial statements.

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
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $26.3 million, $29.3 million and $27.8 million at September 30, 2016 and 2015, and December 31, 2015, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at September 30, 2016 and 2015, and December 31, 2015, was $10.2 million, $9.0 million and $9.8 million, respectively.

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

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Aggregates held for resale	$119,078	$115,736	$115,854
Asphalt oil	23,480	33,581	36,498
Natural gas in storage (current)	35,625	28,222	21,023
Materials and supplies	18,584	19,404	16,997
Merchandise for resale	15,672	15,563	15,318
Other	33,351	33,481	34,861
Total	$245,790	$245,987	$240,551
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, is included in other assets and was $49.1 million, $49.3 million and $49.1 million at September 30, 2016 and 2015, and December 31, 2015, respectively.

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

The Company negotiated a purchase and sale agreement for the sale of certain non-strategic natural gas gathering assets at the pipeline and midstream segment and, as a result, recognized an impairment during the third quarter of 2015 of $14.1 million, largely related to these assets, which is recorded in operation and maintenance expense on the Consolidated Statements of Income. The natural gas gathering assets were written down to their estimated fair value that was determined using the market approach.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Weighted average common shares outstanding - basic	195,304	195,151	195,298	194,814
Effect of dilutive performance share awards	507	18	496	19
Weighted average common shares outstanding - diluted	195,811	195,169	195,794	194,833
Shares excluded from the calculation of diluted earnings per share	—	—	—	—

Note 7 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Interest, net of amounts capitalized and AFUDC - borrowed of $842 and $6,989 in 2016 and 2015, respectively	$66,281	$69,253
Income taxes paid, net	$73,771	$39,543
Noncash investing transactions were as follows:

	September 30,
	2016	2015
	(In thousands)
Property, plant and equipment additions in accounts payable	$22,560	$15,348
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
Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs in the financial statements. This guidance requires entities to present debt issuance costs as a direct deduction to the related debt liability. The amortization of these costs will be reported as interest expense. The guidance was effective for the Company on January 1, 2016, and was to be applied retrospectively. Early adoption of this guidance was permitted, however the Company did not elect to do so. The guidance required a reclassification of the debt issuance costs on the Consolidated Balance Sheets, but did not impact the Company's results of operations or cash flows. As a result of the retrospective application of this change in accounting principle, the Company reclassified debt issuance costs of $100,000 and $100,000 from prepayments and other current assets and $5.2 million and $6.0 million from deferred charges and other assets - other to long-term debt on its Consolidated Balance Sheets at September 30, 2015 and December 31, 2015, respectively.
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
Simplifying the Measurement of Inventory In July 2015, the FASB issued guidance regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonably predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with IFRS. This guidance will be effective for the Company on January 1, 2017, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company is planning to adopt the guidance on January 1, 2017, and does not anticipate the guidance to have a material effect on its results of operations, financial position or cash flows.
Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued guidance regarding the classification of deferred taxes on the balance sheet. The guidance will require all deferred tax assets and liabilities to be classified as noncurrent. These amendments will align GAAP with IFRS. This guidance will be effective for the Company on January 1, 2017, with early adoption permitted. Entities will have the option to apply the guidance prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company is planning to adopt the guidance in the fourth quarter of 2016 and will be applying the retrospective method of adoption. The guidance requires a reclassification of current deferred income taxes to noncurrent deferred income taxes on the Consolidated Balance Sheets; however, it does not impact the Company's results of operations or cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments. The guidance revises the way an entity classifies and measures investments in equity securities, the presentation of certain fair value changes for financial liabilities measured at fair value and amends certain disclosure requirements related to the fair value of financial instruments. This guidance will be effective for the Company on January 1, 2018, with early adoption of certain amendments permitted. The guidance should be applied using a modified retrospective approach with the exception of equity securities without readily determinable fair values which will be applied prospectively. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
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
Improvements to Employee Share-Based Payment Accounting In March 2016, the FASB issued guidance regarding simplification of several aspects of the accounting for share-based payment transactions. The guidance will affect the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will be effective for the Company on January 1, 2017, with early adoption permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period. Certain amendments of this guidance are to be applied retrospectively and others prospectively. The Company is planning to adopt the guidance on January 1, 2017. The Company anticipates the guidance will have an impact to the Consolidated Statements of Income and the Consolidated Balance Sheets on a prospective basis with all taxes related to share-based payments recognized as income tax expense or benefit and no longer recognized in additional paid-in capital. The Company anticipates the guidance will not have a material impact on its cash flows.
Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued guidance to clarify the classification of certain cash receipts and payments in the statement of cash flows. This guidance will be effective for the Company on January 1, 2018, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period and apply any adjustments as of the beginning of the fiscal year. Entities must apply the guidance retrospectively unless it is impracticable then may apply it prospectively as of the earliest date practicable. The Company is evaluating the effects the adoption of the new guidance will have on its cash flows and disclosures.
Note 9 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended September 30, 2016	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,484)	$(35,604)	$(144)	$26	$(38,206)
Other comprehensive loss before reclassifications	—	—	(4)	(42)	(46)
Amounts reclassified from accumulated other comprehensive loss	92	236	—	33	361
Net current-period other comprehensive income (loss)	92	236	(4)	(9)	315
Balance at end of period	$(2,392)	$(35,368)	$(148)	$17	$(37,891)

Three Months Ended September 30, 2015	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,872)	$(37,259)	$(130)	$15	$(40,246)
Other comprehensive loss before reclassifications	—	—	(73)	(35)	(108)
Amounts reclassified from accumulated other comprehensive loss	100	382	—	28	510
Net current-period other comprehensive income (loss)	100	382	(73)	(7)	402
Balance at end of period	$(2,772)	$(36,877)	$(203)	$8	$(39,844)

Nine Months Ended September 30, 2016	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,667)	$(34,257)	$(200)	$(24)	$(37,148)
Other comprehensive income (loss) before reclassifications	—	—	52	(65)	(13)
Amounts reclassified from accumulated other comprehensive loss	275	(1,111)	—	106	(730)
Net current-period other comprehensive income (loss)	275	(1,111)	52	41	(743)
Balance at end of period	$(2,392)	$(35,368)	$(148)	$17	$(37,891)

Nine Months Ended September 30, 2015	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(3,071)	$(38,218)	$(829)	$15	$(42,103)
Other comprehensive loss before reclassifications	—	—	(176)	(105)	(281)
Amounts reclassified from accumulated other comprehensive loss	299	1,341	802	98	2,540
Net current-period other comprehensive income (loss)	299	1,341	626	(7)	2,259
Balance at end of period	$(2,772)	$(36,877)	$(203)	$8	$(39,844)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income (loss):
Interest rate derivative instruments	$(148)	$(160)	$(445)	$(480)	Interest expense
	56	60	170	181	Income taxes
	(92)	(100)	(275)	(299)
Amortization of postretirement liability gains (losses) included in net periodic benefit cost	(379)	(615)	1,787	(2,222)	(a)
	143	233	(676)	881	Income taxes
	(236)	(382)	1,111	(1,341)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss)	—	—	—	(1,293)	Other income
	—	—	—	491	Income taxes
	—	—	—	(802)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss)	(51)	(43)	(163)	(151)	Other income
	18	15	57	53	Income taxes
	(33)	(28)	(106)	(98)
Total reclassifications	$(361)	$(510)	$730	$(2,540)
(a) Included in net periodic benefit cost. For more information, see Note 17.

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
In connection with the sale, WBI Energy has cash in an escrow account for RINs obligations, which is included in current assets held for sale on the Consolidated Balance Sheet at September 30, 2016. The Company retained certain liabilities of Dakota Prairie Refining which are reflected in current liabilities held for sale on the Consolidated Balance Sheet at September 30, 2016. In October 2016, the RINs liability was paid and the cash was removed from escrow. Also, Centennial continues to guarantee certain debt obligations of Dakota Prairie Refining; however, Tesoro has agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. For more information related to the guarantee, see Note 19.

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of and activity associated with Dakota Prairie Refining on the Company's Consolidated Balance Sheets were as follows:

	September 30, 2016	September 30, 2015		December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$564		$688
Receivables, net	13	14,648		7,693
Inventories	—	12,354		13,176
Deferred income taxes	—	116	(a)	—
Income taxes receivable	32,388	—		2,495
Prepayments and other current assets	7,741	7,125		6,214
Total current assets held for sale	40,142	34,807		30,266
Noncurrent assets:
Net property, plant and equipment	—	415,817		412,717
Deferred income taxes	2,984	—		—
Other	—	5,052		9,627
Total noncurrent assets held for sale	2,984	420,869		422,344
Total assets held for sale	$43,126	$455,676		$452,610
Liabilities
Current liabilities:
Short-term borrowings	$—	$29,500		$45,500
Long-term debt due within one year	—	4,125		5,250
Accounts payable	7,063	21,472		24,468
Taxes payable	—	7,470		1,391
Deferred income taxes	—	—		272
Accrued compensation	—	1,059		938
Other accrued liabilities	7,743	1,217		4,953
Total current liabilities held for sale	14,806	64,843		82,772
Noncurrent liabilities:
Long-term debt	—	64,875		63,750
Deferred income taxes	—	11,632	(b)	23,569	(b)
Total noncurrent liabilities held for sale	—	76,507		87,319
Total liabilities held for sale	$14,806	$141,350		$170,091

(a)	On the Company's Consolidated Balance Sheet, this amount was reclassified to a current deferred income tax liability and is reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to noncurrent deferred income tax assets and are reflected in noncurrent assets held for sale.

The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the second quarter of 2016, the fair value assessment was determined using the market approach based on the sale transaction to Tesoro. The fair value assessment indicated an impairment based on the carrying value exceeding the fair value, which resulted in the Company recording an impairment of $251.9 million ($156.7 million after tax) in the quarter ended June 30, 2016. The impairment was included in operating expenses from discontinued operations. The fair value of Dakota Prairie Refining’s assets has been categorized as Level 3 in the fair value hierarchy. At September 30, 2016, Dakota Prairie Refining had not incurred any material exit and disposal costs, and does not expect to incur any material exit and disposal costs.
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

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of Fidelity on the Company's Consolidated Balance Sheets were as follows:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Assets
Current assets:
Receivables, net	$7,930	$24,703	$13,387
Inventories	—	7,034	1,308
Commodity derivative instruments	—	8,633	—
Income taxes receivable	45,294	—	9,665
Prepayments and other current assets	—	42,762	221
Total current assets held for sale	53,224	83,132	24,581
Noncurrent assets:
Investments	—	37	37
Net property, plant and equipment	5,507	1,114,285	793,422
Deferred income taxes	61,347	141,556	127,655
Other	161	162	161
Less allowance for impairment of assets held for sale	938	756,127	754,541
Total noncurrent assets held for sale	66,077	499,913	166,734
Total assets held for sale	$119,301	$583,045	$191,315
Liabilities
Current liabilities:
Accounts payable	$175	$32,375	$25,013
Taxes payable	—	3,769	1,052
Deferred income taxes	4,120	4,955	3,620
Accrued compensation	—	5,982	13,080
Other accrued liabilities	3,084	11,820	4,838
Total current liabilities held for sale	7,379	58,901	47,603
Noncurrent liabilities:
Other	—	31,242	—
Total noncurrent liabilities held for sale	—	31,242	—
Total liabilities held for sale	$7,379	$90,143	$47,603
The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the second quarter of 2016, the fair value assessment was determined using the income and market approaches. The income approach was determined by using the present value of future estimated cash flows. The market approach was based on market transactions of similar properties. The estimated carrying value exceeded the fair value and the Company recorded an impairment of $900,000 ($600,000 after tax) in the second quarter of 2016. In the first quarter of 2016, the fair value assessment was determined using the market approach largely based on a purchase and sale agreement. The estimated fair value exceeded the carrying value and the Company recorded an impairment reversal of $1.4 million ($900,000 after tax) in the first quarter of 2016. The Company recorded fair value impairments of $356.1 million ($224.4 million after tax) and $756.1 million ($476.4 million after tax) for the three and nine months ended September 30, 2015, respectively, related to the assets and liabilities classified as held for sale. The impairments and impairment reversal were included in operating expenses from discontinued operations. The estimated fair value of Fidelity's assets have been categorized as Level 3 in the fair value hierarchy. For more information related to the 2015 fair value impairments, see Part II, Item 8 - Note 2, in the 2015 Annual Report.
The Company incurred transaction costs of approximately $300,000 in the first quarter of 2016, and $2.5 million in 2015. In addition to the transaction costs, and due in part to the change in plans to sell the assets of Fidelity rather than sell Fidelity as a company, Fidelity incurred and expensed approximately $5.6 million of exit and disposal costs for the nine months ended September 30, 2016, and has incurred $10.5 million of exit and disposal costs to date. Fidelity incurred no exit and disposal costs for the three months ended September 30, 2016, and the Company does not expect to incur any additional material exit and disposal costs. The exit and disposal costs are associated with severance and other related matters and exclude the office lease expiration discussed in the following paragraph.
Fidelity vacated its office space in Denver, Colorado. The Company incurred lease payments of approximately $900,000 in 2016. Lease termination payments of $3.2 million and $3.3 million were made during the second quarter of 2016 and fourth quarter of 2015, respectively. Existing office furniture and fixtures were relinquished to the lessor in the second quarter of 2016.

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
Dakota Prairie Refining and Fidelity
The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining and Fidelity, to the after-tax net loss from discontinued operations on the Company's Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues	$162	$140,428	$122,894	$288,537
Operating expenses	230	478,798	513,756	1,565,579
Operating loss	(68)	(338,370)	(390,862)	(1,277,042)
Other income	375	298	762	2,758
Interest expense	—	703	1,753	1,221
Income (loss) from discontinued operations before income taxes	307	(338,775)	(391,853)	(1,275,505)
Income taxes	5,707	(115,663)	(92,315)	(458,988)
Loss from discontinued operations	(5,400)	(223,112)	(299,538)	(816,517)
Loss from discontinued operations attributable to noncontrolling interest	—	(9,778)	(131,691)	(21,060)
Loss from discontinued operations attributable to the Company	$(5,400)	$(213,334)	$(167,847)	$(795,457)
The pretax income (loss) from discontinued operations attributable to the Company, related to the operations of and activity associated with Dakota Prairie Refining, were $935,000 and $(8.6) million for the three months ended and $(253.0) million and $(18.4) million for the nine months ended September 30, 2016 and 2015, respectively.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Nine Months Ended September 30, 2016	Balance as of January 1, 2016	*	Goodwill Acquired During the Year	Balance as of September 30, 2016	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		6,323	109,764
Total	$635,204		$6,323	$641,527
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Nine Months Ended September 30, 2015	Balance as of January 1, 2015	*	Goodwill Acquired During the Year	Balance as of September 30, 2015	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		—	103,441
Total	$635,204		$—	$635,204
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Year Ended December 31, 2015	Balance as of January 1, 2015	*	Goodwill Acquired During the Year	Balance as of December 31, 2015	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		—	103,441
Total	$635,204		$—	$635,204
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Other amortizable intangible assets were as follows:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Customer relationships	$17,145	$20,975	$20,975
Accumulated amortization	(13,524)	(16,455)	(16,845)
	3,621	4,520	4,130
Noncompete agreements	2,430	4,409	4,409
Accumulated amortization	(1,622)	(3,632)	(3,655)
	808	777	754
Other	7,764	8,300	8,304
Accumulated amortization	(5,664)	(5,689)	(5,846)
	2,100	2,611	2,458
Total	$6,529	$7,908	$7,342
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2016, was $600,000 and $1.9 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2015, was $600,000 and $2.0 million, respectively. Estimated amortization expense for amortizable intangible assets is $2.5 million in 2016, $2.2 million in 2017, $1.2 million in 2018, $1.0 million in 2019, $500,000 in 2020 and $1.0 million thereafter.
Note 12 - Derivative instruments
The Company's policy allows the use of derivative instruments as part of an overall energy price, foreign currency and interest rate risk management program to efficiently manage and minimize commodity price, foreign currency and interest rate risk. As of September 30, 2016, the Company had no outstanding commodity, foreign currency or interest rate hedges.
The fair value of derivative instruments must be estimated as of the end of each reporting period and is recorded on the Consolidated Balance Sheets as an asset or a liability.
Fidelity
At September 30, 2015, Fidelity held oil swap agreements with total forward notional volumes of 552,000 Bbl and natural gas swap agreements with total forward notional volumes of 920,000 MMBtu. At September 30, 2016 and December 31, 2015, Fidelity had no outstanding derivative agreements. Fidelity historically utilized these derivative instruments to manage a portion of the market risk associated with fluctuations in the price of oil and natural gas on its forecasted sales of oil and natural gas production. The realized and unrealized gains and losses on the commodity derivative instruments, which were not designated as hedges, were both included in loss from discontinued operations and the associated assets and liabilities were classified as held for sale.

Centennial
Centennial has historically entered into interest rate derivative instruments to manage a portion of its interest rate exposure on the forecasted issuance of long-term debt. As of September 30, 2016 and 2015, and December 31, 2015, Centennial had no outstanding interest rate swap agreements.
Fidelity and Centennial
The gains and losses on derivative instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate derivatives designated as cash flow hedges:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense (effective portion), net of tax	$92	$100	$275	$299
Commodity derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in discontinued operations, before tax	—	9,607	—	(9,702)
Over the next 12 months net losses of approximately $400,000 (after tax) are estimated to be reclassified from accumulated other comprehensive income (loss) into earnings, as the hedged transactions affect earnings.
The location and fair value of the gross amount of the Company's derivative instruments on the Consolidated Balance Sheets were as follows:

Asset Derivatives	Location on Consolidated Balance Sheets	Fair Value at September 30, 2015
		(In thousands)
Not designated as hedges:
Commodity derivatives	Current assets held for sale	$8,633
Total asset derivatives		$8,633
All of the Company's commodity derivative instruments at September 30, 2015, were subject to legally enforceable master netting agreements. However, the Company's policy is to not offset fair value amounts for derivative instruments and, as a result, the Company's derivative instruments are presented gross on the Consolidated Balance Sheets. The gross derivative instruments (excluding settlement receivables and payables that may be subject to the same master netting agreements) presented on the Consolidated Balance Sheets and the amount eligible for offset under the master netting agreements are presented in the following table:

September 30, 2015	Gross Amounts Recognized on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets	Net
	(In thousands)
Assets:
Commodity derivatives	$8,633	$—	$8,633
Total assets	$8,633	$—	$8,633
Note 13 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $72.8 million, $66.5 million and $67.5 million, at September 30, 2016 and 2015, and December 31, 2015, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.4 million and $5.3 million for the three and nine months ended September 30, 2016. The net unrealized loss on these investments was $1.7 million for the three months ended September 30, 2015, and the net unrealized gain on these investments was $700,000 for the nine months ended September 30, 2015. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.

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

September 30, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,882	$43	$(17)	$9,908
Total	$9,882	$43	$(17)	$9,908

September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,843	$29	$(18)	$7,854
U.S. Treasury securities	2,324	4	(4)	2,324
Total	$10,167	$33	$(22)	$10,178

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,128	$19	$(49)	$9,098
U.S. Treasury securities	1,315	—	(6)	1,309
Total	$10,443	$19	$(55)	$10,407
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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the nine months ended September 30, 2016 and 2015, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
	(In thousands)
Assets:
Money market funds	$—	$2,284	$—	$2,284
Insurance contract*	—	72,818	—	72,818
Available-for-sale securities:
Mortgage-backed securities	—	9,908	—	9,908
Total assets measured at fair value	$—	$85,010	$—	$85,010
* The insurance contract invests approximately 65 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 9 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 1 percent in target date investments and 1 percent in cash equivalents.

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
* The insurance contract invests approximately 65 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 9 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 1 percent in target date investments and 1 percent in cash equivalents.

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
* The insurance contract invests approximately 63 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 9 percent in common stock of mid-cap companies, 7 percent in common stock of small-cap companies, 1 percent in target date investments and 1 percent in cash equivalents.

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
During the third quarter of 2015, the Company was negotiating the sale of certain non-strategic natural gas gathering assets at the pipeline and midstream segment and as a result these assets were found to be impaired and were written down to their estimated fair value using the market approach. The estimated fair value of natural gas gathering assets that were impaired at September 30, 2015, was largely determined by agreed upon pricing in a purchase and sale agreement that the Company was negotiating, and these assets were sold in the fourth quarter of 2015. At September 30, 2015, natural gas gathering assets were written down to the nonrecurring fair value measurement of $10.8 million.
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2016	$1,901,948	$2,047,339
Long-term debt at September 30, 2015	$2,200,773	$2,277,074
Long-term debt at December 31, 2015	$1,796,163	$1,819,828
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 14 - Long-term debt
On September 23, 2016, Centennial amended its revolving credit agreement to decrease the borrowing limit by $150.0 million to $500.0 million and extend the termination date to September 23, 2021. The credit agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, as of the end of any fiscal quarter, the ratio of total consolidated debt to total consolidated capitalization to be greater than 65 percent. Other covenants include restricted payments, restrictions on the sale of certain assets, limitations on subsidiary indebtedness and the making of certain loans and investments.
Centennial's revolving credit agreement contains cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligations, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the revolving credit agreement will be in default.

Note 15 - Equity
A summary of the changes in equity was as follows:

Nine Months Ended September 30, 2016	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$2,396,505	$124,043	$2,520,548
Net loss	(1,297)	(131,691)	(132,988)
Other comprehensive loss	(743)	—	(743)
Dividends declared on preferred stocks	(514)	—	(514)
Dividends declared on common stock	(109,858)	—	(109,858)
Stock-based compensation	2,955	—	2,955
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	(323)	—	(323)
Net tax deficit on stock-based compensation	(1,664)	—	(1,664)
Contribution from noncontrolling interest	—	7,648	7,648
Balance at September 30, 2016	$2,285,061	$—	$2,285,061

Nine Months Ended September 30, 2015	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$3,134,041	$115,743	$3,249,784
Net loss	(674,969)	(21,060)	(696,029)
Other comprehensive income	2,259	—	2,259
Dividends declared on preferred stocks	(514)	—	(514)
Dividends declared on common stock	(106,714)	—	(106,714)
Stock-based compensation	2,266	—	2,266
Net tax deficit on stock-based compensation	(1,632)	—	(1,632)
Issuance of common stock	21,894	—	21,894
Contribution from noncontrolling interest	—	52,000	52,000
Distribution to noncontrolling interest	—	(8,443)	(8,443)
Balance at September 30, 2015	$2,376,631	$138,240	$2,514,871
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
Discontinued operations includes the results and supporting activities of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense as described above. Dakota Prairie Refining refined crude oil and produced and sold diesel fuel, naphtha, ATBs and other by-products of the production process. In the second quarter of 2016, the Company sold all of the outstanding membership interests in Dakota Prairie Refining. Fidelity engaged in oil and natural gas development and production activities in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's marketed oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. For more information on discontinued operations, see Note 10.
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2015 Annual Report. Information on the Company's businesses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$82,156	$74,604	$238,911	$210,646
Natural gas distribution	87,941	89,520	500,106	553,058
Pipeline and midstream	21,982	21,293	44,980	43,881
	192,079	185,417	783,997	807,585
Nonregulated operations:
Pipeline and midstream	10,732	14,545	29,697	42,294
Construction materials and contracting	724,535	774,288	1,475,643	1,475,585
Construction services	280,801	223,676	822,226	670,594
Other	420	416	1,167	1,167
	1,016,488	1,012,925	2,328,733	2,189,640
Total external operating revenues	$1,208,567	$1,198,342	$3,112,730	$2,997,225

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—	$—
Natural gas distribution	—	—	—	—
Pipeline and midstream	3,278	3,740	30,969	31,365
	3,278	3,740	30,969	31,365
Nonregulated operations:
Pipeline and midstream	41	145	161	460
Construction materials and contracting	155	244	370	2,450
Construction services	3	2,112	541	17,298
Other	2,204	2,379	5,542	5,943
	2,403	4,880	6,614	26,151
Intersegment eliminations	(5,681)	(8,620)	(37,583)	(57,516)
Total intersegment operating revenues	$—	$—	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Earnings (loss) on common stock:
Regulated operations:
Electric	$12,699	$12,605	$31,840	$26,842
Natural gas distribution	(12,524)	(12,298)	4,940	3,777
Pipeline and midstream	5,389	5,392	16,241	15,077
	5,564	5,699	53,021	45,696
Nonregulated operations:
Pipeline and midstream	1,304	(8,587)	2,043	(8,498)
Construction materials and contracting	69,523	68,823	88,747	74,324
Construction services	7,234	4,742	20,198	16,505
Other	(1,009)	(2,203)	(3,572)	(11,560)
	77,052	62,775	107,416	70,771
Intersegment eliminations*	5,599	5,241	5,599	3,507
Earnings on common stock before loss from discontinued operations	88,215	73,715	166,036	119,974
Loss from discontinued operations, net of tax*	(5,400)	(223,112)	(299,538)	(816,517)
Loss from discontinued operations attributable to noncontrolling interest	—	(9,778)	(131,691)	(21,060)
Total earnings (loss) on common stock	$82,815	$(139,619)	$(1,811)	$(675,483)
* Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Note 17 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$412	$454
Interest cost	4,305	4,285	922	902
Expected return on assets	(5,231)	(5,563)	(1,133)	(1,199)
Amortization of prior service credit	—	—	(343)	(343)
Amortization of net actuarial loss	1,553	1,734	371	511
Net periodic benefit cost, including amount capitalized	627	456	229	325
Less amount capitalized	82	90	(34)	36
Net periodic benefit cost	$545	$366	$263	$289

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30,	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$86	$1,236	$1,362
Interest cost	12,915	12,855	2,766	2,705
Expected return on assets	(15,693)	(16,689)	(3,400)	(3,597)
Amortization of prior service cost (credit)	—	36	(1,029)	(1,028)
Amortization of net actuarial loss	4,660	5,282	1,118	1,525
Curtailment loss	—	258	—	—
Net periodic benefit cost, including amount capitalized	1,882	1,828	691	967
Less amount capitalized	284	219	4	98
Net periodic benefit cost	$1,598	$1,609	$687	$869
Prior to 2013, defined pension plan benefits and accruals for all nonunion and certain union plans were frozen. On June 30, 2015, an additional union plan was frozen. As of June 30, 2015, all of the Company's defined pension plans were frozen. These employees were eligible to receive additional defined contribution plan benefits.
Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated upgrades. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2016, was $1.3 million and $600,000, respectively, which reflects a curtailment gain of $3.3 million in the first quarter of 2016. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2015, was $1.7 million and $5.3 million, respectively.
Multiemployer plans
On September 24, 2014, JTL - Wyoming provided notice to the Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming that it was withdrawing from the plan effective October 26, 2014. The plan administrator will determine JTL - Wyoming's withdrawal liability. For the three months ended March 31, 2015, the Company accrued an additional withdrawal liability of approximately $2.4 million. The cumulative withdrawal liability is currently estimated at $16.4 million which has been accrued on the Consolidated Balance Sheets. The assessed withdrawal liability for this plan may be significantly different from the current estimate. Also, this plan's administrator has alleged that JTL - Wyoming owes additional contributions for periods of time prior to its withdrawal, which could affect its final assessed withdrawal liability. JTL - Wyoming disputes the plan administrator's demand for additional contributions, and on February 23, 2016, filed a declaratory judgment action in the United States District Court for the District of Wyoming to resolve the dispute. JTL - Wyoming is currently engaged in settlement discussions to resolve the declaratory judgment action.
Note 18 - Regulatory matters
On June 30, 2015, Montana-Dakota filed an application with the SDPUC for an electric rate increase. Montana-Dakota requested a total increase of approximately $2.7 million annually or approximately 19.2 percent above current rates to recover Montana-Dakota’s investments in modifications to generation facilities to comply with new EPA requirements, the addition and/or replacement of capacity and energy requirements and transmission facilities along with the additional depreciation, operation and maintenance expenses and taxes associated with the increases in investment. An interim increase of $2.7 million, subject to refund, was implemented January 1, 2016. Montana-Dakota and the SDPUC staff filed a settlement stipulation reflecting an overall annual increase of approximately $1.4 million including a transmission cost recovery rider and an infrastructure rider. A settlement hearing was held on June 7, 2016. The SDPUC issued an order approving the settlement on June 15, 2016. The approved rates were effective with service rendered on and after July 1, 2016. The final approved rate increase was less than the interim rate increase implemented January 1, 2016; therefore, Montana-Dakota refunded the difference as bill credits on customer bills in October 2016.
On June 30, 2015, Montana-Dakota filed an application for a natural gas rate increase with the SDPUC. Montana-Dakota requested a total increase of approximately $1.5 million annually or approximately 3.1 percent above current rates to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes, partially offset by an increase in customers and throughput. An interim increase of $1.5 million, subject to refund, was implemented January 1, 2016. Montana-Dakota, the SDPUC staff and other interested parties filed a settlement stipulation reflecting an overall increase of approximately $1.2 million. A settlement hearing was held on June 7, 2016. The SDPUC issued an order approving the settlement on June 15, 2016. The approved rates were effective with service rendered on and after July 1,

2016. The final approved rate increase was less than the interim rate increase implemented January 1, 2016; therefore, Montana-Dakota refunded the difference as bill credits on customer bills in October 2016.
On September 30, 2015, Great Plains filed an application for a natural gas rate increase with the MNPUC. Great Plains requested a total increase of approximately $1.6 million annually or approximately 6.4 percent above current rates to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes. An interim increase of $1.5 million or approximately 6.4 percent, subject to refund, was effective with service rendered on and after January 1, 2016. A technical hearing was held April 7, 2016. The MNPUC issued an order on September 6, 2016, authorizing an increase of approximately $1.1 million annually or approximately 5.2 percent with the requirement that Great Plains submit a compliance filing within 30 days. On September 22, 2016, Great Plains submitted the required compliance filing which included a refund plan to return the amount of interim revenues collected above the final rates. The final rates will be implemented upon approval of the compliance filing by the MNPUC.
On October 26, 2015, Montana-Dakota filed an application with the NDPSC requesting a renewable resource cost adjustment rider for the recovery of the Thunder Spirit Wind project. On January 5, 2016, the NDPSC approved the rider to be effective January 7, 2016, resulting in an annual increase on an interim basis, subject to refund, of $15.1 million based upon a 10.5 percent return on equity. The interim rate is pending the determination of the return on equity in the general rate case application filed on October 14, 2016, as discussed in this note.
On October 26, 2015, Montana-Dakota filed an application with the NDPSC for an update to the electric generation resource recovery rider. On March 9, 2016, the NDPSC approved the rider to be effective with service rendered on and after March 15, 2016, which resulted in interim rates, subject to refund, of $9.7 million based upon a 10.5 percent return on equity. The interim rates include recovery of Montana-Dakota's investment in the 88-MW simple-cycle natural gas turbine and associated facilities near Mandan, North Dakota, and the 19 MW of new generation from natural gas-fired internal combustion engines and associated facilities near Sidney, Montana. The net investment authorized for the natural gas-fired internal combustion engines and the return on equity on both investments are pending in the general rate case application filed October 14, 2016, as discussed in this note.
On November 25, 2015, Montana-Dakota filed an application with the NDPSC for an update of its transmission cost adjustment rider for recovery of MISO-related charges and two transmission projects located in North Dakota. On February 10, 2016, the NDPSC approved the transmission cost adjustment effective with service rendered on and after February 12, 2016, resulting in an annual increase on an interim basis, subject to refund, of $6.8 million based upon a 10.5 percent return on equity. The interim rate is pending the determination of the return on equity in the general rate case application filed October 14, 2016, as discussed in this note.
On December 1, 2015, Cascade filed an application with the WUTC for a natural gas rate increase. Cascade requested a total increase of approximately $10.5 million annually or approximately 4.2 percent above current rates. The requested increase includes rate recovery associated with increased infrastructure investment and the associated operating expenses. On July 7, 2016, the WUTC approved a settlement of $4.0 million annually. The approved rates were effective with service rendered on or after September 1, 2016.
On April 29, 2016, Cascade filed an application with the OPUC for a natural gas rate increase of approximately $1.9 million annually or approximately 2.8 percent above current rates. The request includes rate recovery associated with pipeline replacement and improvement projects to ensure the integrity of Cascade's system. On October 6, 2016, Cascade, staff of the OPUC and the interveners in the case filed a stipulation and settlement agreement reflecting an annual increase of approximately $754,000 to be effective March 1, 2017. This matter is pending before the OPUC.
On June 1, 2016, Cascade filed an application with the WUTC for an annual pipeline replacement cost recovery mechanism of $4.6 million annually or approximately 2.0 percent of additional revenue. The requested increase includes $2.4 million associated with incremental pipeline replacement investments and $2.2 million for an alternative recovery request of incremental operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On October 17, 2016, Cascade filed an update to the application that reduced the incremental pipeline replacement investment to $1.9 million and removed the operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On October 27, 2016, the WUTC allowed the pipeline replacement cost recovery mechanism to become effective November 1, 2016.
On June 10, 2016, Montana-Dakota filed an application for an increase in electric rates with the WYPSC. Montana-Dakota requested an increase of approximately $3.2 million annually or approximately 13.1 percent above current rates to recover Montana-Dakota's increased investment in facilities along with additional depreciation, operation and maintenance expenses including increased fuel costs, and taxes associated with the increases in investment. A hearing has been scheduled for January 18-19, 2017. This matter is pending before the WYPSC.
On August 12, 2016, Intermountain filed an application with the IPUC for a natural gas rate increase of approximately $10.2 million annually or approximately 4.1 percent above current rates. The request includes rate recovery associated with increased investment in facilities and increased operating expenses. A hearing has been scheduled for March 1-2, 2017. This matter is pending before the IPUC.
On October 14, 2016, Montana-Dakota filed an application with the NDPSC for an electric rate increase of approximately $13.4 million annually or 6.6 percent above current rates. The request includes rate recovery associated with increased investment in facilities, along with the related depreciation, operation and maintenance expenses and taxes associated with the increased investment. Montana-Dakota requested an interim increase of approximately $13.0 million, subject to refund, to be effective within 60 days of the filing. This matter is pending before the NDPSC.
Note 19 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. The Company had accrued liabilities of $20.0 million, $21.4 million and $19.5 million, which include liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at September 30, 2016 and 2015, and December 31, 2015, respectively, including amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.
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
Environmental matters
Portland Harbor Site In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of a riverbed site adjacent to a commercial property site acquired by Knife River - Northwest from Georgia-Pacific West, Inc. in 1999. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG, a group of several entities, which does not include Knife River - Northwest or Georgia-Pacific West, Inc. Investigative costs are indicated to be in excess of $100 million. Corrective action will not be taken until after the development of a proposed plan is complete, a ROD on the harbor site is issued and the remedial design/remedial action plans are approved by the EPA. On June 8, 2016, Region 10 of the EPA issued a Proposed Plan for the Portland Harbor Superfund Site that included a preferred cleanup alternative with an estimated cost of $746 million. Comments on the Proposed Plan were received through September 6, 2016. The EPA is expected to issue a ROD following review of the comments received on the Proposed Plan. Knife River - Northwest also received notice in January 2008 that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. The Portland Harbor Natural Resource Trustee Council indicates the injury determination is appropriate to facilitate early settlement of damages and restoration for natural resource injuries. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.
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
The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Cascade has accrued $12.7 million for the remedial investigation, feasibility study and remediation of this site. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
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
Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $64.9 million at September 30, 2016, and are expected to mature by 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair values of the indemnity asset and guarantee liability are reflected in deferred charges and other assets - other and deferred credits and other liabilities - other, respectively, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.

In March 2016, a sale agreement was signed to sell Fidelity's assets in the Paradox Basin. In connection with the sale, Centennial agreed to guarantee Fidelity's indemnity obligations associated with the Paradox assets. The guarantee was required by the buyer as a condition to the sale of the Paradox Basin assets.

In 2009, multiple sale agreements were signed to sell the Company's ownership interests in the Brazilian Transmission Lines. In connection with the sale, Centennial agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries who were the sellers in three purchase and sale agreements for periods ranging up to 10 years from the date of sale. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines.

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2016, the fixed maximum amounts guaranteed under these agreements aggregated $110.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $4.2 million in 2016; $30.3 million in 2017; $12.0 million in 2018; $59.5 million in 2019; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at September 30, 2016. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2016, the fixed maximum amounts guaranteed under these letters of credit aggregated $34.9 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate $2.9 million in 2016 and $32.0 million in 2017. There were no amounts outstanding under the above letters of credit at September 30, 2016. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at September 30, 2016.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2016, approximately $560.7 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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

Dakota Prairie Refinery commenced operations in May 2015. The assets of Dakota Prairie Refining were used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining were as follows:

	September 30, 2015	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$625	$851
Accounts receivable	14,648	7,693
Inventories	12,354	13,176
Prepayments and other current assets	7,125	6,215
Total current assets	34,752	27,935
Net property, plant and equipment	428,383	425,123
Deferred charges and other assets:
Other	5,052	9,626
Total deferred charges and other assets	5,052	9,626
Total assets	$468,187	$462,684
Liabilities
Current liabilities:
Short-term borrowings	$29,500	$45,500
Long-term debt due within one year	4,125	5,250
Accounts payable	21,686	24,766
Taxes payable	1,630	1,391
Accrued compensation	1,059	938
Other accrued liabilities	1,217	4,953
Total current liabilities	59,217	82,798
Long-term debt	64,875	63,750
Total liabilities	$124,092	$146,548
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
At September 30, 2016, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $44.1 million.

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
The key strategies for each of the Company's business segments and certain related business challenges are summarized below. For a summary of the Company's businesses, see Note 16.
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
Pipeline and Midstream
Strategy Utilize the segment's existing expertise in energy infrastructure and related services to increase market share and profitability through optimization of existing operations, internal growth, and investments in and acquisitions of energy-related assets and companies both in its current operating areas and beyond its Rocky Mountain and northern Great Plains base. Incremental and new growth opportunities include: access to new energy sources for storage, gathering and transportation services; expansion of existing storage, gathering and transmission facilities; incremental pipeline projects which expand pipeline capacity; and expansion of the pipeline and midstream business to include liquid pipelines and processing activities.
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
Earnings Overview
The following table summarizes the contribution to the consolidated earnings (loss) by each of the Company's businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions, where applicable)
Electric	$12.7	$12.6	$31.8	$26.8
Natural gas distribution	(12.5)	(12.3)	4.9	3.8
Pipeline and midstream	6.7	(3.2)	18.3	6.6
Construction materials and contracting	69.5	68.8	88.8	74.3
Construction services	7.2	4.7	20.2	16.5
Other	(1.0)	(2.1)	(3.6)	(11.6)
Intersegment eliminations	5.6	5.2	5.6	3.6
Earnings before discontinued operations	88.2	73.7	166.0	120.0
Loss from discontinued operations, net of tax	(5.4)	(223.1)	(299.5)	(816.5)
Loss from discontinued operations attributable to noncontrolling interest	—	(9.8)	(131.7)	(21.0)
Earnings (loss) on common stock	$82.8	$(139.6)	$(1.8)	$(675.5)
Earnings (loss) per common share – basic:
Earnings before discontinued operations	$.45	$.38	$.85	$.62
Discontinued operations attributable to the Company, net of tax	(.03)	(1.10)	(.86)	(4.09)
Earnings (loss) per common share – basic	$.42	$(.72)	$(.01)	$(3.47)
Earnings (loss) per common share – diluted:
Earnings before discontinued operations	$.45	$.38	$.85	$.62
Discontinued operations attributable to the Company, net of tax	(.03)	(1.10)	(.86)	(4.09)
Earnings (loss) per common share – diluted	$.42	$(.72)	$(.01)	$(3.47)
Three Months Ended September 30, 2016 and 2015 The Company recognized consolidated earnings of $82.8 million for the quarter ended September 30, 2016, compared to a consolidated loss of $139.6 million from the comparable prior period largely due to:

•	Discontinued operations which reflect the absence in 2016 of a fair value impairment of the exploration and production business's assets of $224.4 million (after tax) in 2015

•	The absence in 2016 of an impairment of natural gas gathering assets at the pipeline and midstream business

•	Higher inside electrical and outside construction workloads and margins in the Western region at the construction services business
Nine Months Ended September 30, 2016 and 2015 The Company recognized a consolidated loss of $1.8 million for the nine months ended September 30, 2016, compared to a consolidated loss of $675.5 million from the comparable prior period largely due to:

•
Discontinued operations which reflect the absence in 2016 of fair value impairments of the exploration and production business's assets of $476.4 million (after tax) and a noncash write-down of oil and natural gas properties of $315.3 million (after tax) in 2015, offset in part by a fair value impairment of Dakota Prairie Refining of $156.7 million (after tax) in 2016

•
Higher construction revenues and margins, higher asphalt margins and volumes, higher ready-mixed concrete volumes and higher other product line margins at the construction materials and contracting business

•	The absence in 2016 of impairments of natural gas gathering assets at the pipeline and midstream business

•	Other reflects lower operation and maintenance expense and lower interest expense, which have been reduced with the sale of Fidelity's marketed oil and natural gas assets

•
Higher retail sales margins, largely the result of approved rate recovery related to capital investments, offset in part by decreased electric sales volumes of 3 percent to all customer classes and higher depreciation, depletion and amortization due to increased plant additions at the electric business

Financial and Operating Data
Below are key financial and operating data for each of the Company's businesses.
Electric

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions, where applicable)
Operating revenues	$82.2	$74.6	$238.9	$210.7
Operating expenses:
Fuel and purchased power	16.8	20.6	54.7	63.8
Operation and maintenance	28.9	21.5	84.7	65.1
Depreciation, depletion and amortization	12.5	9.5	37.8	28.1
Taxes, other than income	3.6	3.0	10.2	9.1
	61.8	54.6	187.4	166.1
Operating income	20.4	20.0	51.5	44.6
Earnings	$12.7	$12.6	$31.8	$26.8
Retail sales (million kWh)	799.2	823.1	2,393.6	2,475.8
Average cost of fuel and purchased power per kWh	$.019	$.024	$.021	$.024
Three Months Ended September 30, 2016 and 2015 Electric earnings increased $100,000 (1 percent) due to higher retail sales margins, largely the result of approved rate recovery related to capital investments and associated operating expenses, offset in part by decreased electric sales volumes of 3 percent to all customer classes.
Partially offsetting the increase were:

•	Lower other income, which includes $2.0 million (after tax) primarily related to AFUDC

•	Higher depreciation, depletion and amortization expense of $1.9 million (after tax) due to increased property, plant and equipment balances

•	Higher interest expense, which includes $1.3 million (after tax) largely the result of higher long-term debt

•	Higher operation and maintenance expense, which includes $1.1 million (after tax) primarily due to higher contract services and payroll-related costs
The previous table also reflects lower average cost of fuel and purchased power per kWh due to no fuel and purchased power costs associated with the Thunder Spirit Wind farm and higher operation and maintenance expense due to higher transmission costs being recovered in approved transmission trackers.
Nine Months Ended September 30, 2016 and 2015 Electric earnings increased $5.0 million (19 percent) due to higher retail sales margins, largely the result of approved rate recovery related to capital investments and associated operating expenses, offset in part by decreased electric sales volumes of 3 percent to all customer classes.
Partially offsetting the increase were:

•	Higher depreciation, depletion and amortization expense of $6.0 million (after tax) due to increased property, plant and equipment balances

•	Lower other income, which includes $4.1 million (after tax) primarily related to AFUDC

•	Higher interest expense, which includes $3.4 million (after tax) largely the result of higher long-term debt

•	Higher operation and maintenance expense, which includes $1.8 million (after tax) primarily due to higher contract services and payroll-related costs

The previous table also reflects lower average cost of fuel and purchased power per kWh due to no fuel and purchased power costs associated with the Thunder Spirit Wind farm and higher operation and maintenance expense due to higher transmission costs being recovered in approved transmission trackers.
Natural Gas Distribution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions, where applicable)
Operating revenues	$87.9	$89.5	$500.1	$553.1
Operating expenses:
Purchased natural gas sold	37.6	41.3	273.7	336.5
Operation and maintenance	39.5	37.7	116.6	113.6
Depreciation, depletion and amortization	16.6	15.0	49.6	44.3
Taxes, other than income	8.0	7.4	34.3	34.0
	101.7	101.4	474.2	528.4
Operating income (loss)	(13.8)	(11.9)	25.9	24.7
Earnings (loss)	$(12.5)	$(12.3)	$4.9	$3.8
Volumes (MMdk):
Sales	8.5	7.8	61.7	60.4
Transportation	37.6	39.0	109.4	109.1
Total throughput	46.1	46.8	171.1	169.5
Degree days (% of normal)*
Montana-Dakota/Great Plains	174%	98%	84%	88%
Cascade	93%	116%	80%	80%
Intermountain	147%	86%	94%	85%
Average cost of natural gas, including transportation, per dk	$4.44	$5.33	$4.44	$5.57
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended September 30, 2016 and 2015 Natural gas distribution experienced a seasonal loss of $12.5 million compared to a seasonal loss of $12.3 million a year ago (2 percent higher loss). The higher loss was the result of:

•	Higher utility related operation and maintenance expense, which includes $2.0 million (after tax) largely higher payroll-related costs and higher contract services related to pipeline safety

•	Higher depreciation, depletion and amortization expense of $1.0 million (after tax), primarily resulting from increased property, plant and equipment balances
Partially offsetting the decreases were:

•
Higher natural gas sales margins resulting from final and interim rate increases and increased retail sales volumes of 9 percent to all customer classes, which includes the effects of cooler weather in certain regions

•	Favorable income tax adjustments of $800,000 related to certain tax credits
The previous table also reflects lower operation and maintenance expense related to nonutility project activity.
Nine Months Ended September 30, 2016 and 2015 Natural gas distribution earnings increased $1.1 million (31 percent) due to:

•	Higher natural gas retail sales margins resulting from higher retail sales volumes of 2 percent to all customer classes and final and interim rate increases

•	Higher natural gas transportation sales margins of $800,000 (after tax), primarily due to higher per unit realization
Partially offsetting the increases were:

•	Higher utility related operation and maintenance expense, which includes $3.5 million (after tax) largely higher payroll-related costs and software maintenance costs

•	Higher depreciation, depletion and amortization expense of $3.3 million (after tax), primarily resulting from increased property, plant and equipment balances

The previous table also reflects lower operation and maintenance expense related to nonutility project activity, as well as the pass-through of lower natural gas prices which are reflected in the decrease in both sales revenue and purchased natural gas sold in 2016.
Pipeline and Midstream

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Operating revenues	$36.0	$39.7	$105.8	$118.0
Operating expenses:
Operation and maintenance	14.1	32.3	43.1	69.0
Depreciation, depletion and amortization	6.2	7.0	18.5	21.7
Taxes, other than income	3.0	3.2	8.9	9.6
	23.3	42.5	70.5	100.3
Operating income (loss)	12.7	(2.8)	35.3	17.7
Earnings (loss)	$6.7	$(3.2)	$18.3	$6.6
Transportation volumes (MMdk)	67.7	71.8	217.1	210.8
Natural gas gathering volumes (MMdk)	5.1	8.4	15.0	26.7
Customer natural gas storage balance (MMdk):
Beginning of period	28.1	11.8	16.6	14.9
Net injection	7.2	7.5	18.7	4.4
End of period	35.3	19.3	35.3	19.3
Three Months Ended September 30, 2016 and 2015 Pipeline and midstream earnings increased $9.9 million (309 percent) due to:

•
Lower operation and maintenance expense, which includes $10.6 million (after tax) primarily due to the absence in 2016 of an impairment of natural gas gathering assets of $8.7 million (after tax), as discussed in Notes 5 and 13, as well as lower material costs and contract services

•	Lower depreciation, depletion and amortization expense of $600,000 (after tax) due largely to the sale of certain non-strategic natural gas gathering assets in the fourth quarter of 2015

•	Higher storage services earnings of $400,000 (after tax), primarily due to higher average interruptible storage balances
Partially offsetting these increases was lower gathering and processing earnings due to lower natural gas gathering volumes, primarily due to the sale of certain non-strategic assets, as previously discussed.
Nine Months Ended September 30, 2016 and 2015 Pipeline and midstream earnings increased $11.7 million (178 percent) due to:

•
Lower operation and maintenance expense, which includes $15.4 million (after tax) primarily due to the absence in 2016 of impairments of natural gas gathering assets of $10.6 million (after tax), as discussed in Notes 5 and 13, as well as lower payroll and benefit-related costs, materials costs and contract services

•	Lower depreciation, depletion and amortization expense of $1.9 million (after tax) due largely to the sale of certain non-strategic assets, as previously discussed

•	Lower interest expense of $800,000 (after tax), primarily the result of lower debt interest rates and balances

•	Higher storage services earnings, primarily due to higher average interruptible storage balances and injection volumes
Partially offsetting these increases was lower gathering and processing earnings of $7.3 million (after tax), primarily related to lower natural gas gathering volumes, largely the result of the sale of certain non-strategic assets, as previously discussed; and lower gathering and processing volumes offset in part by higher oil gathering rates at Pronghorn.

Construction Materials and Contracting

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Operating revenues	$724.7	$774.5	$1,476.0	$1,478.0
Operating expenses:
Operation and maintenance	582.2	631.6	1,243.4	1,266.4
Depreciation, depletion and amortization	14.4	16.4	44.3	49.1
Taxes, other than income	12.2	12.0	33.7	32.1
	608.8	660.0	1,321.4	1,347.6
Operating income	115.9	114.5	154.6	130.4
Earnings	$69.5	$68.8	$88.8	$74.3
Sales (000's):
Aggregates (tons)	9,997	10,240	21,281	20,746
Asphalt (tons)	3,507	3,508	5,959	5,467
Ready-mixed concrete (cubic yards)	1,146	1,159	2,840	2,723
Three Months Ended September 30, 2016 and 2015 Construction materials and contracting earnings increased $700,000 (1 percent) due to:

•	Higher earnings of $2.7 million (after tax) resulting from increased construction margins, primarily due to increased construction activity in various regions

•	Lower selling, general and administrative expense of $700,000 (after tax), largely related to lower bad debt expense

•	Higher earnings of $500,000 (after tax) resulting from higher aggregate margins, largely the result of lower equipment costs
Partially offsetting these increases were:

•	Lower earnings of $1.0 million (after tax) resulting from lower asphalt margins, largely due to lower volumes in the North Central region partially offset by higher volumes in the Northwest region

•	Lower earnings of $900,000 (after tax) resulting from lower ready-mixed concrete margins, largely the result of large projects completed in 2015

•	Lower earnings from other product line margins
Lower energy costs contributed to higher earnings from all product lines.
Nine Months Ended September 30, 2016 and 2015 Construction materials and contracting earnings increased $14.5 million (19 percent) due to:

•	Higher earnings of $7.6 million (after tax) resulting from increased construction revenues and margins, largely the effect of increased construction activity

•	Higher earnings of $2.9 million (after tax) resulting from higher asphalt margins and volumes, which includes lower asphalt oil costs and higher demand-related volumes

•	The absence in 2016 of a MEPP withdrawal liability of $1.5 million (after tax), as discussed in Note 17

•	Higher earnings of $700,000 (after tax) resulting from higher ready-mixed concrete demand-related volumes

•	Higher earnings from other product line margins
Partially offsetting these increases were unfavorable income tax changes, which includes $900,000 primarily due to higher effective tax rates.
Lower energy costs contributed to higher earnings from all product lines.

Construction Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues	$280.8	$225.8	$822.8	$687.9
Operating expenses:
Operation and maintenance	255.8	207.2	750.1	624.0
Depreciation, depletion and amortization	3.9	3.3	11.4	10.0
Taxes, other than income	9.3	6.7	29.7	24.0
	269.0	217.2	791.2	658.0
Operating income	11.8	8.6	31.6	29.9
Earnings	$7.2	$4.7	$20.2	$16.5
Three Months Ended September 30, 2016 and 2015 Construction services earnings increased $2.5 million (53 percent) due to higher inside electrical and outside construction workloads and margins in the Western region.
Partially offsetting the increase were:

•	Higher selling, general and administrative expense of $1.9 million (after tax), primarily higher payroll-related costs and bad debt expense

•	Lower equipment sales and rental margins
Nine Months Ended September 30, 2016 and 2015 Construction services earnings increased $3.7 million (22 percent) due to:

•	Higher inside electrical workloads and margins in the Western region

•	Tax benefit of $1.5 million related to the disposition of a non-strategic asset

•	Absence of the 2015 underperforming non-strategic asset loss of $1.4 million (after tax)
Partially offsetting these increases were:

•	Lower equipment sales and rental margins

•	Higher selling, general and administrative expense of $3.5 million (after tax), primarily higher payroll-related costs and bad debt expense
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues	$2.7	$2.8	$6.7	$7.1
Operating expenses:
Operation and maintenance	2.4	2.6	6.3	11.9
Depreciation, depletion and amortization	.5	.6	1.6	1.5
Taxes, other than income	.1	—	.1	.2
	3.0	3.2	8.0	13.6
Operating loss	(.3)	(.4)	(1.3)	(6.5)
Loss	$(1.0)	$(2.1)	$(3.6)	$(11.6)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Three Months Ended September 30, 2016 and 2015 Other loss decreased $1.1 million, primarily the result of lower interest expense previously allocated to the exploration and production business, due to the repayment of long-term debt.
Nine Months Ended September 30, 2016 and 2015 Other loss decreased $8.0 million, primarily the result of lower operation and maintenance expense and interest expense previously allocated to the exploration and production business, as previously discussed.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Earnings (loss) from discontinued operations before intercompany eliminations, net of tax	$.2	$(217.9)	$(303.0)	$(811.5)
Intercompany eliminations*	(5.6)	(5.2)	3.5	(5.0)
Loss from discontinued operations, net of tax	(5.4)	(223.1)	(299.5)	(816.5)
Loss from discontinued operations attributable to noncontrolling interest	—	(9.8)	(131.7)	(21.0)
Loss from discontinued operations attributable to the Company, net of tax	$(5.4)	$(213.3)	$(167.8)	$(795.5)
* Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Three Months Ended September 30, 2016 and 2015 The loss from discontinued operations attributable to the Company was $5.4 million compared to a loss of $213.3 million for the comparable prior period. The decreased loss is primarily due to the sale of the Company's exploration and production and refining businesses, which includes the absence in 2016 of a fair value impairment of the exploration and production business's assets in 2015 of $224.4 million (after tax), as discussed in Note 10.
Nine Months Ended September 30, 2016 and 2015 The loss from discontinued operations attributable to the Company was $167.8 million compared to a loss of $795.5 million for the comparable prior period. The decreased loss is primarily due to the sale of the Company's exploration and production and refining businesses which includes:

•	Absence in 2016 of fair value impairments of the exploration and production business assets of $476.4 million (after tax), as discussed in Note 10

•	Absence in 2016 of a noncash write-down of oil and natural gas properties of $315.3 million (after tax), as discussed in Note 10
Partially offsetting the decreased loss was a fair value impairment of Dakota Prairie Refining of $156.7 million (after tax) in the second quarter of 2016, as discussed in Note 10.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Intersegment transactions:
Operating revenues	$5.7	$8.6	$37.6	$57.6
Purchased natural gas sold	3.3	3.7	30.9	31.2
Operation and maintenance	2.4	4.7	6.7	23.4
Income from continuing operations*	(5.6)	(5.2)	(5.6)	(3.6)
* Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

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

Electric and natural gas distribution

•
Organic growth opportunities are expected to result in substantial growth of the rate base, which at December 31, 2015, was $1.8 billion. An updated rate base growth projection and capital investment program will be provided in late November 2016.

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

•
The Company is in the process of completing its 2017 integrated resource plan and is evaluating its future generation and power supply portfolio options, including a large-scale resource. The plan will be finalized in and filed by mid-2017.

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

•
Intermountain's labor agreement with the UA was in effect through September 30, 2016, as reported in Items 1 and 2 - Business Properties - General in the 2015 Annual Report. The labor agreement has been ratified and is effective through September 30, 2019.

•	Regulatory actions
Completed Cases:
Since January 1, 2015, the Company has implemented final rate increases totaling $45.6 million in annual revenue. This includes electric rate proceedings in Montana, North Dakota, South Dakota and before the FERC, and natural gas proceedings in Minnesota, Montana, North Dakota, Oregon, South Dakota, Washington and Wyoming. Cases recently completed were:

◦	On September 30, 2015, the Company filed an application with the MNPUC for a natural gas rate increase, as discussed in Note 18.

◦	On June 1, 2016, the Company filed an application with the WUTC for an annual pipeline replacement cost recovery mechanism, as discussed in Note 18.
Pending Cases:
The Company is requesting rate increases totaling $59.2 million in annual revenue, which includes $31.6 million in implemented interim rates. Cases pending are:

◦	On October 26, 2015, the Company filed an application with the NDPSC requesting a renewable resource cost adjustment rider, as discussed in Note 18.

◦	On October 26, 2015, the Company filed an application with the NDPSC for an update to the electric generation resource recovery rider, as discussed in Note 18.

◦
On November 25, 2015, the Company filed an application with the NDPSC for an update of its transmission cost adjustment rider for recovery of MISO-related charges and two transmission projects located in North Dakota, as discussed in Note 18.

◦	On April 29, 2016 and August 12, 2016, the Company filed applications with the OPUC and IPUC, respectively, for natural gas rate increases, as discussed in Note 18.

◦	On June 10, 2016 and October 14, 2016, the Company filed applications with the WYPSC and NDPSC, respectively, for electric rate increases, as discussed in Note 18.

Pipeline and midstream

•
In September 2016, the Company secured sufficient capacity commitments and started survey work on a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota. The Valley Expansion project will connect the Viking Gas Transmission Company pipeline near Felton, Minnesota, to the Company's existing pipeline near Mapleton, North Dakota. Cost of the expansion is estimated at $55 million to $60 million. The project, which is designed to transport 40 million cubic feet of natural gas per day, is under the jurisdiction of the FERC. In October 2016, the Company received FERC approval on its pre-filing for the Valley Expansion project. With minor enhancements, the pipeline will be able to transport significantly more volume if required, based on capacity requested or as needed in the future as the region's demand grows. Following receipt of necessary permits and regulatory approvals, construction is expected to begin in early 2018 with completion expected in late 2018.

•
The Company signed agreements to complete expansion projects, including the Charbonneau and Line Section 25 expansion project. The Charbonneau and Line Section 25 expansion project will include a new compression station as well as other compression modifications and is expected to be in service in the second quarter of 2017. In addition, the Company completed the North Badlands project, which includes a 4-mile loop of the Garden Creek pipeline segment and other ancillary facilities, and was placed in service on August 1, 2016. The Northwest North Dakota project, which includes modification of existing compression, a new compression unit and re-cylindering, was put into service in June 2016.

•
The Company has seen strong interruptible storage service injections through the first and second quarters of 2016 due to wider seasonal spreads and lower natural gas prices. Seasonal spreads narrowed in the third quarter of 2016 and injections slowed as expected.

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

•	The Company is focused on continually improving existing operations and growing to become the leading pipeline company and midstream provider in all areas in which it operates.
Construction materials and contracting

•	Approximate work backlog at September 30, 2016, was $580 million, compared to $533 million a year ago. Private work represents 10 percent of construction backlog and public work represents 90 percent.

•	Projected revenues are in the range of $1.85 billion to $1.95 billion in 2016.

•	The Company anticipates margins in 2016 to be slightly higher compared to 2015 margins.

•
In December 2015, Congress passed, and the president signed, a $305 billion, five-year highway bill for funding of transportation infrastructure projects that are a key part of the construction materials market.

•
As the country's fifth-largest sand and gravel producer, the Company will continue to strategically manage its 1.0 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

•
Of the four labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2015 Annual Report, one has been ratified. The three remaining contracts are still in negotiations.

Construction services

•
Approximate work backlog at September 30, 2016, was $518 million, compared to $458 million a year ago. The backlog includes transmission, distribution, substation, industrial, petrochemical, mission critical, solar energy renewables, research and development, higher education, government, transportation, health care, hospitality, gaming, commercial, institutional and service work.

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

•
As the 13th-largest specialty contractor, the Company continues to pursue opportunities for expansion and execute initiatives in current and new markets that align with the Company's expertise, resources and strategic growth plan.

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
Liquidity and Capital Commitments
At September 30, 2016, the Company had cash and cash equivalents of $59.9 million and available capacity of $375.3 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; and through the issuance of long-term debt.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital. Changes in cash flows for discontinued operations are related to the former exploration and production and refining businesses.
Cash flows provided by operating activities in the first nine months of 2016 decreased $127.1 million from the comparable period in 2015. The decrease in cash flows provided by operating activities was largely from lower cash flows at the exploration and production and refining businesses. The decrease was also due to higher working capital requirements at the electric and natural gas distribution businesses. Partially offsetting the decrease in cash flows provided by operating activities was higher cash flows from continuing operations (excluding working capital) at the electric and natural gas distribution and construction materials and contracting businesses.
Investing activities Cash flows used in investing activities in the first nine months of 2016 decreased $289.7 million from the comparable period in 2015 primarily due to lower capital expenditures largely at the electric, exploration and production and refining businesses.
Financing activities Cash flows used in financing activities in the first nine months of 2016 was $46.2 million compared to cash flows provided by financing activities of $168.8 in the first nine months of 2015. The change was primarily due to debt repayment in connection with the sale of the refining business as well as higher repayment of long-term debt of $93.1 million.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2015 Annual Report. For more information, see Note 17 and Part II, Item 7 in the 2015 Annual Report.
Capital expenditures
Capital expenditures for the first nine months of 2016 from continuing operations were $279.7 million ($261.9 million, net of proceeds from sale or disposition of property) and are estimated to be approximately $374.0 million for 2016 ($354.0 million, net of proceeds from sale or disposition of property). Capital expenditures for the first nine months of 2016 from discontinued operations were $29.1 million, which includes the purchase of Calumet's 50 percent interest in Dakota Prairie Refining, and excludes net proceeds of $45.3 million from the sale or disposition of property. Estimated capital expenditures include:

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

Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2016. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 7, in the 2015 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2016:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$146.5	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$56.0		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$210.0	(b)	$—		9/23/21

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

(f)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $600.0 million). There were no amounts outstanding under the credit agreement.

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
The Company's coverage of fixed charges including preferred stock dividends was 3.7 times, 3.0 times and 3.1 times for the 12 months ended September 30, 2016 and 2015, and December 31, 2015, respectively.
Total equity as a percent of total capitalization was 55 percent, 53 percent and 58 percent at September 30, 2016 and 2015, and December 31, 2015, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.
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
Centennial Energy Holdings, Inc. On September 23, 2016, Centennial amended its revolving credit agreement to decrease the borrowing limit by $150.0 million to $500.0 million and extend the termination date to September 23, 2021. The credit agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, as of the end of any fiscal quarter, the ratio of total consolidated debt to total consolidated capitalization to be greater than 65 percent. Other covenants include restricted payments, restrictions on the sale of certain assets, limitations on subsidiary indebtedness and the making of certain loans and investments.
Centennial's revolving credit agreement contains cross-default provisions. These provisions state that if Centennial or any subsidiary of Centennial fails to make any payment with respect to any indebtedness or contingent obligations, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, the revolving credit agreement will be in default.
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
WBI Energy Transmission, Inc. On May 17, 2016, WBI Energy Transmission entered into an amendment to its amended and restated uncommitted note purchase and private shelf agreement to increase the aggregate issuance capacity from $175.0 million to $200.0 million and extend the issuance period to May 16, 2019. WBI Energy Transmission had $100.0 million of notes outstanding at September 30, 2016, which reduced the remaining capacity under this uncommitted private shelf agreement to $100.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt and restrictions on the sale of certain assets and the making of certain investments.
Off balance sheet arrangements
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $64.9 million at September 30, 2016, and are expected to mature by 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.
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

The Company's contractual obligations relating to operating leases for continuing operations at September 30, 2016, increased $40.0 million or 25 percent from December 31, 2015. As of September 30, 2016, the Company's contractual obligations related to operating leases from continuing operations aggregated $201.9 million. The scheduled amounts of redemption (for the twelve months ended September 30, of each year listed) aggregate $50.4 million in 2017; $42.0 million in 2018; $33.2 million in 2019; $23.0 million in 2020; $11.0 million in 2021; and $42.3 million thereafter.
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
There were no derivative agreements at September 30, 2016.
Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2015 Annual Report.
At September 30, 2016, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There are no material changes in the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2015 Annual Report other than the risk that the Company's pipeline and midstream business is dependent on factors that are subject to various external influences; the risk that the Company's power generation facilities and pipelines may be subject to unanticipated events or delays; the risk that the Company's operations could be adversely impacted by initiatives to reduce GHG emissions; the risk that Company's natural gas transmission and distribution operations could be adversely impacted by accidents and safety regulations; the risk related to obligations under MEPPs; the risk related to the sale of the Company's exploration and production assets; and the risk related to the sale of Dakota Prairie Refining. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.
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
The regulatory approval, permitting, construction, startup and/or operation of power generation facilities and pipelines may involve unanticipated events or delays that could negatively impact the Company's business and its results of operations and cash flows.
The construction, startup and operation of power generation facilities and pipelines involve many risks, which may include: delays; breakdown or failure of equipment; inability to obtain required governmental permits and approvals; public opposition; inability to complete financing; inability to negotiate acceptable equipment acquisition, construction, fuel supply, off-take, transmission, transportation or other material agreements; changes in markets and market prices for power; cost increases and overruns; the risk of performance below expected levels of output or efficiency; and the inability to obtain full cost recovery in regulated rates. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.

Environmental and Regulatory Risks
Initiatives to reduce GHG emissions could adversely impact the Company's operations.
Concern that GHG emissions are contributing to global climate change has led to international, federal and state legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The Company’s primary GHG emission is carbon dioxide from fossil fuels combustion at Montana-Dakota's electric generating facilities, particularly its coal-fired facilities. Approximately 50 percent of Montana-Dakota's owned generating capacity and approximately 75 percent of the electricity it has generated in 2016 was from coal-fired facilities.
On October 23, 2015, the EPA published the final Clean Power Plan rule that requires existing fossil fuel-fired electric generation facilities to reduce carbon dioxide emissions. On February 9, 2016, however, the United States Supreme Court granted an application for a stay of the Clean Power Plan pending disposition of the applicants' petition for review in the D.C. Circuit Court and disposition of the applicants' petition for a writ of certiorari if such a writ is sought. As published, the rule required that by September 6, 2016, states submit to the EPA either a request for a two-year extension to submit a final state plan or a final plan demonstrating how emissions reductions will be achieved and include emission limits in the form of an annual emission cap or an emission rate that will be applied to each fossil fuel-fired electric generating facility within the state starting in 2022. Emissions limits become more stringent from 2022 to 2030, with the 2030 emission limits applying thereafter. It is unknown at this time what each state will require for emissions limits or reductions from each of Montana-Dakota's owned and jointly owned fossil fuel-fired electric generating units. Compliance costs will become clearer as final state plans are submitted to the EPA. The effective date and compliance dates in the rule are expected to be addressed in a future decision made by the United States Supreme Court.
On January 14, 2015, President Obama announced a goal to reduce methane emissions from the oil and natural gas industry by 40 percent to 45 percent below 2012 levels by 2025. On June 3, 2016, the EPA published a final rule updating new source performance standards for the oil and natural gas industry. The final rule builds on 2012 requirements to reduce volatile organic compound emissions from oil and natural gas sources by establishing requirements to reduce methane emissions from previously regulated sources, as well as adding volatile organic compound and methane requirements for sources previously not covered by the rule. The rule impacts new and modified natural gas gathering and boosting stations and transmission and storage compressor stations. WBI Energy is developing implementation plans for complying with the rule. In addition, on March 10, 2016, the EPA announced plans to reduce emissions from the oil and natural gas industry by moving to regulate emissions from existing sources. The EPA began this process by issuing a draft Information Collection Request on June 3, 2016. The purpose of the Information Collection Request is to gather information on existing sources of methane emissions, technologies to reduce emissions and the costs of those technologies in the oil and natural gas sector. The information collected will be used to develop comprehensive regulations to reduce methane emissions from existing sources. It is unknown at this time how the Company will be impacted or if compliance costs will be material.
On September 15, 2016, the Washington DOE issued a final Clean Air rule that requires carbon dioxide emission reductions from various industries in the state, including emissions from the combustion of natural gas supplied to end-use customers by natural gas distribution companies, such as Cascade. In 2017, the rule requires Cascade to hold carbon dioxide emissions to a baseline, equal to the average emissions in 2012 to 2016. Beginning in 2018, annual carbon dioxide emissions are reduced by an additional 1.7 percent of the baseline from the previous year's emissions. Compliance for natural gas suppliers is to be achieved through purchasing emissions credits from projects located within the state of Washington and, to a limited and declining extent, out-of-state allowances. Purchasing emissions credits and allowances will increase the operating costs for Cascade. If Cascade is not able to receive timely and full recovery of compliance costs from its customers, such costs could adversely impact the results of its operations. On September 27, 2016 and September 30, 2016, Cascade and three other natural gas distribution utility companies jointly filed complaints in the United States District Court for the Eastern District of Washington and the State of Washington Thurston County Superior Court, respectively, asking the courts to deem the rule invalid. The companies assert that the Washington DOE undertook this rulemaking without the requisite statutory authority.
There also may be new treaties, legislation or regulations to reduce GHG emissions that could affect the Company's utility operations by requiring additional energy conservation efforts or renewable energy sources, as well as other mandates that could significantly increase capital expenditures and operating costs or reduce demand for the Company's utility services. If the Company’s utility operations do not receive timely and full recovery of GHG emission compliance costs from its customers, then such costs could adversely impact the results of its operations and cash flows.
The Company monitors, analyzes and reports GHG emissions from its other operations as required by applicable laws and regulations. The Company will continue to monitor GHG regulations and their potential impact on operations.
Due to the uncertain availability of technologies to control GHG emissions and the unknown obligations that potential GHG emission legislation or regulations may create, the Company cannot determine the potential financial impact on its operations.

The Company's natural gas transmission and distribution operations involve risks that may result in accidents and safety regulation costs that could adversely affect the Company’s business and its results of operations and cash flows.
The Company's natural gas transmission and distribution activities include a variety of operating risks, such as leaks, explosions and mechanical problems, which could result in loss of human life, personal injury, property damage, environmental pollution, impairment of operations and substantial losses. The Company maintains insurance against some, but not all, of these risks and losses. The occurrence of these losses not fully covered by insurance could have a material effect on the Company’s financial position, results of operations and cash flows.
Additionally, the operating or other costs that may be required to comply with current pipeline safety regulations and potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of certain lines. Increased emphasis on pipeline safety issues and increased regulatory scrutiny may result in penalties and higher costs of operations. If these costs are not fully recoverable from customers, they could have a material adverse effect on the Company’s results of operations and cash flows.
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
The Company may also be required to increase its contributions to MEPPs if the other participating employers in such plans withdraw from the plan and are not able to contribute an amount sufficient to fund the unfunded liabilities associated with their participants in the plans. The amount and timing of any increase in the Company's required contributions to MEPPs may also depend upon one or more factors including the outcome of collective bargaining, actions taken by trustees who manage the plans, actions taken by the plans' other participating employers, the industry for which contributions are made, future determinations that additional plans reach endangered, seriously endangered or critical status, government regulations and the actual return on assets held in the plans, among others. The Company may experience increased operating expenses as a result of the required contributions to MEPPs, which may have a material adverse effect on the Company's results of operations, financial position or cash flows.
In addition, pursuant to ERISA, as amended by MPPAA, the Company could incur a partial or complete withdrawal liability upon withdrawing from a plan, exiting a market in which it does business with a union workforce or upon termination of a plan to the extent these plans are underfunded.
On September 24, 2014, JTL - Wyoming provided notice to the plan administrator of one of the MEPPs to which it is a participating employer that it was withdrawing from that plan effective October 26, 2014. The plan administrator will determine JTL - Wyoming’s withdrawal liability, which the Company currently estimates at approximately $16.4 million (approximately $9.8 million after tax). The assessed withdrawal liability for this plan may be significantly different from the current estimate. Also, the plan's administrator has alleged that JTL - Wyoming owes additional contributions for periods of time prior to its withdrawal, which could affect its final assessed withdrawal liability. JTL - Wyoming disputes the plan administrator's demand for additional contributions, and on February 23, 2016, filed a declaratory judgment action in the United States District Court for the District of Wyoming to resolve the dispute. JTL - Wyoming is currently engaged in settlement discussions to resolve the declaratory judgment action.
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

MDU RESOURCES GROUP, INC.

DATE:	November 7, 2016	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.

4
Fourth Amended and Restated Credit Agreement, dated as of September 23, 2016, among Centennial Energy Holdings, Inc., U.S. Bank National Association, as Administrative Agent, and The Several Financial Institutions party thereto

+10(a)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 19, 2016

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail

+ Management contract, compensatory plan or arrangement.
MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.