Form 10-K
period 2016-12-31
MDU RESOURCES GROUP INC
filed 2017-02-24
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Preferred Stock, par value $100
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.
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
State the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2016: $4,687,305,024.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 16, 2017: 195,304,376 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2017 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

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
Centennial's Consolidated EBITDA
Centennial's consolidated net income from continuing operations plus the related interest expense, taxes, depreciation, depletion, amortization of intangibles and any non-cash charge relating to asset impairment for the preceding 12-month period

Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
GVTC	Generation Verification Test Capacity
IBEW	International Brotherhood of Electrical Workers

MDU Resources Group, Inc. Form 10-K 3

Definitions

ICWU	International Chemical Workers Union
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Item 8	Financial Statements and Supplementary Data
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Mdk	Thousand dk
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc.
MMBOE	Millions of BOE
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana DEQ	Montana Department of Environmental Quality
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
NGL	Natural gas liquids
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
PCBs	Polychlorinated biphenyls
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream previously held a 50 percent non-operating ownership interest)
Proxy Statement	Company's 2017 Proxy Statement
PRP	Potentially Responsible Party
PUD	Proved undeveloped
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SEC Defined Prices
The average price of oil and natural gas during the applicable 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions

4 MDU Resources Group, Inc. Form 10-K

Definitions

Securities Act	Securities Act of 1933, as amended
Securities Act Industry Guide 7	Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations
Sheridan System	A separate electric system owned by Montana-Dakota
South Dakota DENR	South Dakota Department of Environment and Natural Resources
Stock Purchase Plan	Company's Dividend Reinvestment and Direct Stock Purchase Plan which was terminated effective December 5, 2016
Tesoro	Tesoro Refining & Marketing Company LLC
Tesoro Logistics	QEP Field Services, LLC doing business as Tesoro Logistics Rockies LLC
Thurston County Superior Court	State of Washington Thurston County Superior Court
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
United States District Court for the District of Montana	United States District Court for the District of Montana, Great Falls Division
United States Supreme Court	Supreme Court of the United States
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission
ZRCs	Zonal resource credits - a MW of demand equivalent assigned to generators by MISO for meeting system reliability requirements

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
Montana-Dakota, Great Plains, Cascade and Intermountain comprise the natural gas distribution segment. Montana-Dakota also comprises the electric segment.
The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings, Knife River, MDU Construction Services, Centennial Resources and Centennial Capital. WBI Holdings is comprised of the pipeline and midstream segment and Fidelity, formerly the Company's exploration and production business. Knife River is the construction materials and contracting segment, MDU Construction Services is the construction services segment, and Centennial Resources and Centennial Capital are both reflected in the Other category.
In the second quarter of 2016, the Company sold all of the outstanding membership interests in Dakota Prairie Refining and exited that line of business. Therefore, the results of Dakota Prairie Refining are reflected in discontinued operations, other than certain general and administrative costs and interest expense which are reflected in the Other category.
In the second quarter of 2015, the Company announced its plan to market Fidelity and exit that line of business. The Company completed the sale of its oil and natural gas assets. Therefore, the results of Fidelity are reflected in discontinued operations, other than certain general and administrative costs and interest expense which are reflected in the Other category.
For more information on the Company's business segments and discontinued operations, see Item 8 - Notes 2 and 13.
As of December 31, 2016, the Company had 9,598 employees with 138 employed at MDU Resources Group, Inc., 1,030 at Montana-Dakota, 35 at Great Plains, 342 at Cascade, 236 at Intermountain, 342 at WBI Holdings, 3,099 at Knife River and 4,376 at MDU Construction Services. The number of employees at certain Company operations fluctuates during the year depending upon the number and size of construction projects. The Company considers its relations with employees to be satisfactory.
The following information regarding the number of employees represented by labor contracts is as of December 31, 2016.

6 MDU Resources Group, Inc. Form 10-K

Part I

At Montana-Dakota and WBI Energy Transmission, 359 and 68 employees, respectively, are represented by the IBEW. Labor contracts with such employees are in effect through April 30, 2018, and March 31, 2018, respectively.
At Cascade, 195 employees are represented by the ICWU. The labor contract with the field operations group is effective through March 31, 2018.
At Intermountain, 127 employees are represented by the UA. Labor contracts with such employees are in effect through September 30, 2019.
Knife River operates under 43 labor contracts that represent 505 of its construction materials employees. Knife River is in negotiations on seven of its labor contracts.
MDU Construction Services has 142 labor contracts representing the majority of its employees. MDU Construction Services is in negotiations on five of its labor contracts.
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
The Company produces GHG emissions primarily from its fossil fuel electric generating facilities, as well as from natural gas pipeline and storage systems, and operations of equipment and fleet vehicles. GHG emissions also result from customer use of natural gas for heating and other uses. As interest in reductions in GHG emissions has grown, the Company has developed renewable generation with lower or no GHG emissions. Governmental legislative and regulatory initiatives regarding environmental and energy policy are continuously evolving and could negatively impact the Company's operations and financial results. Until legislation and regulation are finalized, the impact of these measures cannot be accurately predicted. The Company will continue to monitor legislative and regulatory activity related to environmental and energy policy initiatives. Disclosure regarding specific environmental matters applicable to each of the Company's businesses is set forth under each business description later. In addition, for a discussion of the Company's risks related to environmental laws and regulations, see Item 1A - Risk Factors.
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
Electric
General Montana-Dakota provides electric service at retail, serving 142,948 residential, commercial, industrial and municipal customers in 178 communities and adjacent rural areas as of December 31, 2016. For more information on the customer classes served, see the table below. The principal properties owned by Montana-Dakota for use in its electric operations include interests in 13 electric generating facilities and three small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,100 and 4,800 miles of transmission and distribution lines, respectively, and 74 transmission and 316 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2016, Montana-Dakota's net electric plant investment was $1.3 billion, and the rate base was $1.0 billion.

MDU Resources Group, Inc. Form 10-K 7

Part I

Montana-Dakota's customers served and revenues by class are as follows:

	2016		2015		2014
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	118,483	$117,014	118,413	$107,767	115,164	$109,279
Commercial	22,693	135,390	22,423	121,463	21,890	118,026
Industrial	244	31,913	240	32,786	245	30,457
Other	1,528	7,580	1,511	6,791	1,497	6,750
	142,948	$291,897	142,587	$268,807	138,796	$264,512
The percentage of Montana-Dakota's retail electric utility operating revenues by jurisdiction is as follows:

	2016	2015	2014
North Dakota	68%	65%	64%
Montana	19%	21%	21%
Wyoming	8%	9%	10%
South Dakota	5%	5%	5%
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
Through MISO, Montana-Dakota has access to wholesale energy, ancillary services and capacity markets for its interconnected system. MISO is a regional transmission organization responsible for operational control of the transmission systems of its members. MISO provides security center operations, tariff administration and operates day-ahead and real-time energy markets, ancillary services and capacity markets. As a member of MISO, Montana-Dakota's generation is sold into the MISO energy market and its energy needs are purchased from that market.
System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of western North Dakota, including Bismarck, Mandan, Dickinson, Williston and Watford City; eastern Montana, including Sidney, Glendive and Miles City; and northern South Dakota, including Mobridge. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 611,542 kW in August 2015. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer and the sales growth rate through 2021 will approximate two percent annually. The interconnected system consists of 12 electric generating facilities and three small portable diesel generators, which have an aggregate nameplate rating attributable to Montana-Dakota's interest of 704,143 kW and total net ZRCs of 521.0 in 2016. ZRCs are a MW of demand equivalent measure and are allocated to individual generators to meet planning reserve margin requirements within MISO. For 2016, Montana-Dakota's total ZRCs, including its firm purchase power contracts, were 559.7. Montana-Dakota's planning reserve margin requirement within MISO was 559.7 for 2016. Montana-Dakota's interconnected system electric generating capability includes five steam-turbine generating units at four facilities using coal for fuel, three combustion turbine peaking stations, three wind electric generating facilities, two reciprocating internal combustion engines at one facility, a heat recovery electric generating facility and three small portable diesel generators.
In June 2016, Montana-Dakota and a partner began building a 345-kilovolt transmission line within the footprint of MISO from Ellendale, North Dakota, to Big Stone City, South Dakota, a distance of about 160 miles, which will facilitate public policy goals and objectives, including delivery of renewable wind energy from North Dakota to eastern markets. The project has been approved as a MISO multivalue project. Approximately 97 percent of the necessary easements have been secured. The Company expects the project to be completed in 2019.
In December 2016, Montana-Dakota signed a 25-year agreement to purchase the power from a wind farm expansion in southwest North Dakota. The agreement also includes an option to buy the project at the close of construction. The expansion of the wind farm will boost the combined production at the wind farm to approximately 150 MW of renewable energy and will increase Montana-Dakota's nameplate generation portfolio from approximately 22 percent renewables to 27 percent. The original 107.5-MW wind farm includes 43 turbines; it was purchased by Montana-Dakota in December 2015. The expansion includes 13 to 16 turbines, depending on the turbine size selected. It is expected to be online in December 2018. Construction costs for the project are estimated to be $85 million. Additional energy will be

8 MDU Resources Group, Inc. Form 10-K

Part I

purchased as needed, or if more economical, from the MISO market. In 2016, Montana-Dakota purchased approximately 26 percent of its net kWh needs for its interconnected system through the MISO market.
Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 61,501 kW in July 2012. Montana-Dakota has a power supply contract with Black Hills Power, Inc. to purchase up to 49,000 kW of capacity annually through December 31, 2023. Wygen III serves a portion of the needs of its Sheridan-area customers.
The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Nameplate Rating (kW)	2016 ZRCs	(a)	2016 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	103,647	80.6		615,730
Heskett	Steam	86,000	87.3		458,788
Heskett	Combustion Turbine	89,038	57.0		2,868
Glen Ullin	Heat Recovery	7,500	4.2		39,383
Cedar Hills	Wind	19,500	4.9		60,790
Diesel Units	Oil	5,475	3.8		9
Thunder Spirit	Wind	107,500	17.2		427,960
South Dakota:
Big Stone (b)	Steam	94,111	99.7		440,834
Montana:
Lewis & Clark	Steam	44,000	51.9		261,058
Lewis & Clark	Reciprocating Internal Combustion Engine	18,700	14.1		11,918
Glendive	Combustion Turbine	75,522	72.5		6,277
Miles City	Combustion Turbine	23,150	21.6		712
Diamond Willow	Wind	30,000	6.2		100,119
		704,143	521.0		2,426,446
Sheridan System:
Wyoming:
Wygen III (b)	Steam	28,000	N/A		200,317
		732,143	521.0		2,626,763

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

Virtually all of the current fuel requirements of the Heskett and Lewis & Clark stations are met with coal supplied by subsidiaries of Westmoreland Coal Company under contracts that expire in December 2021 and December 2017, respectively. The Heskett and Lewis & Clark coal supply agreements provide for the purchase of coal necessary to supply the coal requirements of these stations at contracted pricing. Montana-Dakota estimates the Heskett and Lewis & Clark coal requirement to be in the range of 425,000 to 460,000 tons and 250,000 to 350,000 tons per contract year, respectively.
The owners of Coyote Station, including Montana-Dakota, have a contract with Coyote Creek for coal supply to the Coyote Station that expires December 2040. Montana-Dakota estimates the Coyote Station coal supply agreement to be approximately 2.5 million tons per contract year. For more information, see Item 8 - Note 17.
The owners of Big Stone Station, including Montana-Dakota, have coal supply agreements, which meet a portion of the Big Stone Station's fuel requirements, for the purchase of 750,000 tons in 2017 from Alpha Coal Sales Co., LLC at contracted pricing. The remainder of the Big Stone Station fuel requirements will be secured through separate future contracts.
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

MDU Resources Group, Inc. Form 10-K 9

Part I

The average cost of coal purchased, including freight, at Montana-Dakota's electric generating stations (including the Big Stone, Coyote and Wygen III stations) was as follows:

Years ended December 31,	2016	2015	2014
Average cost of coal per MMBtu	$1.89	$1.75	$1.74
Average cost of coal per ton	$27.45	$25.41	$25.11
Montana-Dakota expects that it has secured adequate capacity available through existing baseload generating stations, renewable generation, turbine peaking stations, demand reduction programs and firm contracts to meet the peak customer demand requirements of its customers through mid-2022. Future capacity that is needed to replace contracts and meet system growth requirements is expected to be met by constructing new generation resources, or acquiring additional capacity through power purchase contracts or the MISO capacity auction. For more information regarding potential power generation projects, see Item 7 - MD&A - Prospective Information - Electric and natural gas distribution.
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
Regulatory Matters and Revenues Subject to Refund In North Dakota, Montana-Dakota's results of operations reflect monthly increases or decreases in fuel and purchased power costs (including demand charges) and is deferring those electric fuel and purchased power costs that are greater or less than amounts presently being recovered through its existing rate schedules. In Montana, a monthly Fuel and Purchased Power Tracking Adjustment mechanism allows Montana-Dakota's results of operations to reflect 90 percent of the increases or decreases in fuel and purchased power costs (including demand charges) and Montana-Dakota is deferring 90 percent of costs that are greater or less than amounts presently being recovered through its existing rate schedules. A fuel adjustment clause contained in South Dakota jurisdictional electric rate schedules allows Montana-Dakota's results of operations to reflect monthly increases or decreases in fuel and purchased power costs (excluding demand charges). In Wyoming, an annual Electric Power Supply Cost Adjustment mechanism allows Montana-Dakota's results of operations to reflect increases or decreases in purchased power costs (including demand charges) related to power supply and Montana-Dakota is deferring costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments which are filed annually. As of March 1, 2017, Montana-Dakota's results of operations will reflect 95 percent of the increases or decreases from the base purchased power costs and in addition will also reflect 85 percent of the increases or decreases from the base coal price, which will also be recovered through the Electric Power Supply Cost Adjustment. For more information, see Item 8 - Note 4.
In North Dakota, Montana-Dakota recovers in rates the costs associated with environmental upgrades at Big Stone Station and Lewis & Clark Station. Montana-Dakota will maintain a tracker account until all costs are recovered or until the associated costs are reflected in base rates as a part of a general rate case.
In North Dakota, Montana-Dakota has the ability to recover the costs associated with new generation through a rider mechanism. Montana-Dakota will utilize this rider mechanism for new generation until such time as the costs and investment are included in base rates. For the Thunder Spirit Wind project, Montana-Dakota implemented a renewable resource cost adjustment rider. Montana-Dakota also has in place in North Dakota a transmission tracker to recover transmission costs associated with MISO and the Southwest Power Pool, regional transmission systems serving Montana-Dakota, along with certain of the transmission investments not recovered through retail rates. The tracking mechanism has an annual true-up.
In South Dakota, Montana-Dakota recovers the South Dakota investment in the Thunder Spirit Wind project through an Infrastructure Rider tracking mechanism that is subject to an annual true-up. Montana-Dakota also has in place in South Dakota a transmission tracker to recover transmission costs associated with MISO and the Southwest Power Pool, regional transmission systems serving Montana-Dakota, along with certain of the transmission investments not recovered through retail rates. The tracking mechanism has an annual true-up.
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

10 MDU Resources Group, Inc. Form 10-K

Part I

Montana-Dakota's electric generating facilities have Title V Operating Permits, under the Clean Air Act, issued by the states in which they operate. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. The Title V Operating Permit renewal application for Big Stone Station was submitted timely to the South Dakota DENR in November 2013. Big Stone Station continues to operate under conditions of the Title V Operating Permit issued by the South Dakota DENR in June 2009. It is expected that a final renewed permit will be issued in 2017 as the South Dakota DENR incorporates the completed BART air quality control system into the permit. Wygen III is allowed to operate under the facility's construction permit until the Title V Operating Permit is issued by the Wyoming Department of Environmental Quality. The Title V Operating Permit application for Wygen III was submitted timely in January 2011, with the permit expected to be issued in 2017. An application to modify the Title V Operating Permit for incorporation of two new natural gas-fired engines at Lewis & Clark Station was submitted to the Montana DEQ timely in December 2016, with a final permit expected to be issued in 2017. The Title V Operating Permit applications for the Miles City and Glendive stations were submitted timely in 2016 and final permits were issued by the Montana DEQ for each facility in August 2016 and July 2016, respectively.
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
Montana-Dakota incurred $14.2 million of environmental capital expenditures in 2016, mainly for ash management projects at Lewis & Clark Station and air emission control projects at Heskett Station and Coyote Station. Environmental capital expenditures are estimated to be $3.5 million, $9.0 million and $6.5 million in 2017, 2018 and 2019, respectively, for various environmental upgrades and improvements for air emission and water and coal ash management at power plants. Montana-Dakota's capital and operational expenditures could also be affected by future air emission regulations and coal ash management requirements, including the Clean Power Plan rule published by the EPA in October 2015. The Clean Power Plan requires existing fossil fuel-fired electric generation facilities to reduce carbon dioxide emissions. Montana-Dakota is evaluating the Clean Power Plan and has not included estimates for capital expenditures in 2017 through 2019 for potential compliance requirements. On February 9, 2016, the United States Supreme Court granted an application for a stay of the Clean Power Plan pending disposition of the applicants' petition for review in the D.C. Circuit Court and disposition of the applicants' petition for a writ of certiorari if such a writ is sought.
Natural Gas Distribution
General The Company's natural gas distribution operations consist of Montana-Dakota, Great Plains, Cascade and Intermountain, which sell natural gas at retail, serving 922,408 residential, commercial and industrial customers in 335 communities and adjacent rural areas across eight states as of December 31, 2016, and provide natural gas transportation services to certain customers on the Company's systems. For more information on the customer classes served, see the table below. These services are provided through distribution systems aggregating approximately 19,400 miles. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to protect their service areas and seek renewal of all expiring franchises. At December 31, 2016, the natural gas distribution operations' net natural gas distribution plant investment was $1.5 billion, and the rate base was $868 million.
The customers served and revenues by class for the natural gas distribution operations are as follows:

	2016		2015		2014
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	818,163	$429,828	803,846	$455,301	791,870	$513,373
Commercial	103,438	253,333	101,688	277,022	100,288	324,203
Industrial	807	23,337	811	26,568	756	30,917
	922,408	$706,498	906,345	$758,891	892,914	$868,493

MDU Resources Group, Inc. Form 10-K 11

Part I

The percentage of the natural gas distribution operations' natural gas utility operating sales revenues by jurisdiction is as follows:

	2016	2015	2014
Idaho	34%	32%	29%
Washington	26%	26%	25%
North Dakota	13%	15%	16%
Montana	8%	8%	9%
Oregon	8%	8%	8%
South Dakota	6%	6%	7%
Minnesota	3%	3%	4%
Wyoming	2%	2%	2%
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
The natural gas distribution operations and various distribution transportation customers obtain their system requirements directly from producers, processors and marketers. The Company's purchased natural gas is supplied by a portfolio of contracts specifying market-based pricing and is transported under transportation agreements with WBI Energy Transmission, Northern Border Pipeline Company, Northwest Pipeline LLC, Northern Natural Gas, Gas Transmission Northwest LLC, Northwestern Energy, Viking Gas Transmission Company, Westcoast Energy Inc., Ruby Pipeline LLC, Foothills Pipe Lines Ltd. and NOVA Gas Transmission Ltd. The natural gas distribution operations have contracts for storage services to provide gas supply during the winter heating season and to meet peak day demand with various storage providers, including WBI Energy Transmission, Questar Pipeline Company, Northwest Pipeline LLC and Northern Natural Gas. In addition, certain of the operations have entered into natural gas supply management agreements with various parties. Demand for natural gas, which is a widely traded commodity, has historically been sensitive to seasonal heating and industrial load requirements as well as changes in market price. The natural gas distribution operations believe that, based on current and projected domestic and regional supplies of natural gas and the pipeline transmission network currently available through their suppliers and pipeline service providers, supplies are adequate to meet their system natural gas requirements for the next decade.
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

12 MDU Resources Group, Inc. Form 10-K

Part I

On July 7, 2016, the WUTC approved a full decoupling mechanism where Cascade is allowed recovery of an average revenue per customer regardless of actual consumption. The mechanism also includes an earnings sharing component if Cascade earns beyond its authorized return. The decoupling mechanism will be reviewed following the end of 2019.
On December 22, 2016, the MNPUC approved a request by Great Plains to implement a full revenue decoupling mechanism pilot project. The decoupling mechanism will reflect the period October 1 through September 30 with the first adjustment to be billed to customers effective December 1 each year for the 3 year pilot project.
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
The natural gas distribution operations did not incur any material environmental expenditures in 2016. Except as to what may be ultimately determined with regard to the issues described in the following paragraph, the natural gas distribution operations do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2019.
Montana-Dakota and Great Plains have ties to six historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Montana-Dakota is investigating one of these former manufactured gas plant sites and providing input on another site investigation conducted by a third party. To the extent not covered by insurance, Montana-Dakota will seek recovery in its natural gas rates charged to customers for any investigation and remediation costs incurred for these sites. Cascade has ties to nine historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Cascade is involved in the investigation and remediation of three of these manufactured gas plants in Washington and Oregon. See Item 8 - Note 17 for a further discussion of these three manufactured gas plants. To the extent not covered by insurance, Cascade will seek recovery of investigation and remediation costs through its natural gas rates charged to customers.
Pipeline and Midstream
General WBI Energy owns and operates both regulated and nonregulated businesses. The regulated business of this segment, WBI Energy Transmission, owns and operates approximately 4,000 miles of transmission, gathering and storage lines in Montana, North Dakota, South Dakota and Wyoming. Three underground storage fields in Montana and Wyoming provide storage services to local distribution companies, industrial customers, natural gas marketers and others, and serve to enhance system reliability. Its system is strategically located near five natural gas producing basins, making natural gas supplies available to its transportation and storage customers. The system has 13 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters, and at December 31, 2016, its net plant investment was $388.0 million.
The nonregulated business of this segment owns and operates gathering facilities in Montana and Wyoming. In total, facilities include approximately 800 miles of operated field gathering lines, some of which interconnect with WBI Energy's regulated pipeline system. The nonregulated business provides natural gas gathering services and a variety of other energy-related services, including cathodic protection, contract compression operations, measurement services, and energy efficiency product sales and installation services to large end-users. In November 2016, the Company entered into an agreement to sell its ownership in the Pronghorn assets, which included a 50 percent undivided interest in a natural gas processing plant, both oil and gas gathering pipelines, an oil storage terminal and an oil pipeline in western North Dakota. The transaction closed in January 2017.
A majority of its pipeline and midstream business is transacted in the northern Great Plains and Rocky Mountain regions of the United States.
For information regarding natural gas gathering operations litigation, see Item 8 - Note 17.

MDU Resources Group, Inc. Form 10-K 13

Part I

System Supply, System Demand and Competition Natural gas supplies emanate from traditional and nontraditional production activities in the region from both on-system and off-system supply sources. New incremental supply from nontraditional sources have developed, such as the Bakken area in Montana and North Dakota, which has helped offset declines in traditional regional supply sources and supports WBI Energy Transmission's transportation and storage services. In addition, off-system supply sources are available through the Company's interconnections with other pipeline systems. WBI Energy Transmission will continue to look for opportunities to increase transportation, gathering and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide substantial future benefits.
WBI Energy Transmission's underground natural gas storage facilities have a certificated storage capacity of approximately 353 Bcf, including 193 Bcf of working gas capacity, 85 Bcf of cushion gas and 75 Bcf of native gas. These storage facilities enable customers to purchase natural gas throughout the year and meet winter peak requirements.
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
WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for 2016 represented 39 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2022. In addition, Montana-Dakota has contracts with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements expiring in July 2035.
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
The pipeline and midstream operations did not incur any material environmental expenditures in 2016 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2019.
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
The construction materials business had approximately $538 million in backlog at December 31, 2016, compared to $491 million at December 31, 2015. The Company anticipates that a significant amount of the current backlog will be completed during 2017.

14 MDU Resources Group, Inc. Form 10-K

Part I

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
Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 911 million tons of the 989 million tons of aggregate reserves are permitted reserves. The remaining reserves are on properties that are expected to be permitted for mining under current regulatory requirements. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The years remaining were calculated by dividing remaining reserves by the three-year average sales from 2014 through 2016. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

MDU Resources Group, Inc. Form 10-K 15

Part I

The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease as of December 31, 2016, and sales for the years ended December 31, 2016, 2015 and 2014:

	Number of Sites (Crushed Stone)		Number of Sites (Sand & Gravel)		Tons Sold (000's)			Estimated Reserves (000's tons)	Lease Expiration	Reserve Life (years)
Production Area	owned	leased	owned	leased	2016	2015	2014
Anchorage, AK	—	—	1	—	1,343	1,837	1,665	15,972	N/A	10
Hawaii	—	6	—	—	1,901	1,892	1,840	52,091	2017-2064	28
Northern CA	—	—	9	1	1,604	1,580	1,340	46,411	2018	31
Southern CA	—	2	—	—	224	118	147	91,622	2035	Over 100
Portland, OR	1	3	5	3	4,044	3,562	3,244	217,712	2025-2055	60
Eugene, OR	3	4	7	—	662	819	928	155,090	2021-2046	Over 100
Central OR/WA/ID	—	1	6	2	1,685	1,493	1,254	88,467	2020-2077	60
Southwest OR	5	6	11	7	2,689	1,872	1,624	102,151	2017-2053	50
Central MT	—	—	3	2	1,135	1,383	1,260	29,310	2023-2027	23
Northwest MT	—	—	8	2	1,514	1,423	1,486	66,287	2017-2020	45
Wyoming	—	—	1	2	742	888	952	9,988	2019	12
Central MN	—	1	37	12	2,831	2,556	1,674	52,087	2017-2028	22
Northern MN	2	—	14	7	537	595	491	24,887	2017-2021	46
ND/SD	—	—	2	22	1,643	1,959	2,377	26,108	2017-2031	13
Texas	1	2	1	—	1,243	1,138	903	10,901	2022-2029	10
Sales from other sources					3,783	3,844	4,642
					27,580	26,959	25,827	989,084
The 989 million tons of estimated aggregate reserves at December 31, 2016, are comprised of 467 million tons that are owned and 522 million tons that are leased. Approximately 31 percent of the tons under lease have lease expiration dates of 20 years or more. The weighted average years remaining on all leases containing estimated probable aggregate reserves is approximately 21 years, including options for renewal that are at Knife River's discretion. Based on a three-year average of sales from 2014 through 2016 of leased reserves, the average time necessary to produce remaining aggregate reserves from such leases is approximately 52 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on Knife River's experience, that leases will be renewed to allow sufficient time to fully recover these reserves.
The changes in Knife River's aggregate reserves for the years ended December 31 were as follows:

	2016	2015	2014
		(000's of tons)
Aggregate reserves:
Beginning of year	1,022,513	1,061,156	1,083,376
Acquisitions	24,993	7,406	12,343
Sales volumes*	(23,797)	(23,115)	(21,185)
Other**	(34,625)	(22,934)	(13,378)
End of year	989,084	1,022,513	1,061,156

*	Excludes sales from other sources.

**	Includes property sales, revisions of previous estimates and expiring leases.

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

16 MDU Resources Group, Inc. Form 10-K

Part I

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
Knife River did not incur any material environmental expenditures in 2016 and, except as to what may be ultimately determined with regard to the issues described in the following paragraph, Knife River does not expect to incur any material expenditures related to environmental compliance with current laws and regulations through 2019.
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

MDU Resources Group, Inc. Form 10-K 17

Part I

Construction and maintenance crews are active year round. However, activity in certain locations may be seasonal in nature due to the effects of weather.
MDU Construction Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2016, MDU Construction Services owned or leased facilities in 16 states. This space is used for offices, equipment yards, manufacturing, warehousing, storage and vehicle shops.
MDU Construction Services' backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts. The backlog at December 31, 2016, was approximately $475 million compared to $493 million at December 31, 2015. MDU Construction Services expects to complete a significant amount of this backlog during 2017. Due to the nature of its contractual arrangements, in many instances MDU Construction Services' customers are not committed to the specific volumes of services to be purchased under a contract, but rather MDU Construction Services is committed to perform these services if and to the extent requested by the customer. Therefore, there can be no assurance as to the customers' requirements during a particular period or that such estimates at any point in time are predictive of future revenues.
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
MDU Construction Services did not incur any material environmental expenditures in 2016 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2019.
Discontinued Operations
General Discontinued operations includes the results of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense. In the second quarter of 2016, the Company sold all of the outstanding membership interests in Dakota Prairie Refining. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. For more information on discontinued operations, see Item 8 - Note 2 and Supplementary Financial Information.
Item 1A. Risk Factors
The Company's business and financial results are subject to a number of risks and uncertainties, including those set forth below and in other documents that it files with the SEC. The factors and the other matters discussed herein are important factors that could cause actual

18 MDU Resources Group, Inc. Form 10-K

Part I

results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.
Economic Risks
The Company's pipeline and midstream business is dependent on factors, including commodity prices and commodity price basis differentials, that are subject to various external influences that cannot be controlled.
These factors include: fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; domestic and foreign supplies of oil, NGL and natural gas; political and economic conditions in oil producing countries; actions of the Organization of Petroleum Exporting Countries; and other risks incidental to the development and operations of natural gas pipeline systems. Continued prolonged depressed prices for oil, NGL and natural gas could impede the growth of the pipeline and midstream business, and could negatively affect the results of operations, cash flows and asset values of the Company's pipeline and midstream business.
The regulatory approval, permitting, construction, startup and/or operation of pipelines and power generation and transmission facilities may involve unanticipated events or delays that could negatively impact the Company's business and its results of operations and cash flows.
The construction, startup and operation of pipelines and power generation and transmission facilities involve many risks, which may include: delays; breakdown or failure of equipment; inability to obtain required governmental permits and approvals; inability to obtain or renew easements; public opposition; inability to complete financing; inability to negotiate acceptable equipment acquisition, construction, fuel supply, off-take, transmission, transportation or other material agreements; changes in markets and market prices for power; cost increases and overruns; the risk of performance below expected levels of output or efficiency; and the inability to obtain full cost recovery in regulated rates. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.
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
The Company relies on financing sources and capital markets. Access to these markets may be adversely affected by factors beyond the Company's control. If the Company is unable to obtain cost effective financing in the future, the Company's ability to execute its business plans, make capital expenditures or pursue acquisitions that the Company may otherwise rely on for future growth could be impaired. As a result, the market value of the Company's common stock may be adversely affected. If the Company issues a substantial amount of common stock it could have a dilutive effect on its existing shareholders.
The Company relies on access to short-term borrowings, including the issuance of commercial paper, long-term capital markets and asset sales as sources of liquidity for capital requirements not satisfied by its cash flow from operations. If the Company is not able to access capital at competitive rates, the ability to implement its business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include:

•	A significant economic downturn

•	The financial distress of unrelated industry leaders in the same line of business

•	Deterioration in capital market conditions

•	Turmoil in the financial services industry

•	Volatility in commodity prices

•	Terrorist attacks

MDU Resources Group, Inc. Form 10-K 19

Part I

•	Cyberattacks
Economic turmoil, market disruptions and volatility in the securities trading markets, as well as other factors including changes in the Company's results of operations, financial position and prospects, may adversely affect the market price of the Company's common stock.
The issuance of a substantial amount of the Company's common stock, whether issued in connection with an acquisition or otherwise, or the perception that such an issuance could occur, may adversely affect the market price of the Company's common stock.
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
The Company is subject to environmental laws and regulations affecting many aspects of its operations, including laws and regulations regarding air and water quality, waste management and other environmental considerations. These laws and regulations can increase capital, operating and other costs, cause delays as a result of litigation and administrative proceedings, and create compliance, remediation, containment, monitoring and reporting obligations, particularly relating to electric generation and natural gas gathering, transmission and storage operations. These laws and regulations generally require the Company to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret the Company's legal or regulatory requirements differently and seek injunctive relief or other remedies against the Company. The Company cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
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
On April 17, 2015, the EPA published a rule, under the RCRA, for coal combustion residuals that regulates coal ash as a solid waste and not a hazardous waste. The rule requires ground water and location restriction evaluations to be conducted by October 2017 at ash impoundments and landfills not located at coal mines. In 2015, one ash impoundment at Lewis & Clark Station was replaced with a new concrete basin. Additional site and groundwater analyses may identify the need to upgrade or close additional impoundments or the Company may need to install replacement ash management systems. The cost of replacement ash impoundments or landfills may be material. If these costs are not fully recoverable from customers, they could have a material adverse effect on the Company's results of operations and cash flows.
On August 15, 2014, the EPA published a rule under Section 316(b) of the Clean Water Act, establishing requirements for water intake structures at existing steam electric generating facilities. The purpose of the rule is to reduce impingement and entrainment of fish and other aquatic organisms at cooling water intake structures. The majority of the Company's electric generating facilities are either not subject to the rule or have completed studies that project compliance expenditures are not material. The Lewis & Clark Station will complete a study that will be submitted to the Montana DEQ by July 31, 2019, to be used in determining any required controls. It is unknown at this time

20 MDU Resources Group, Inc. Form 10-K

Part I

what controls may be required at this facility or if compliance costs will be material. The installation schedule for any required controls would be established with the permitting agency after the study is completed.
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
On October 23, 2015, the EPA published the Clean Power Plan rule that requires existing fossil fuel-fired electric generating facilities to reduce carbon dioxide emissions. On February 9, 2016, however, the United States Supreme Court granted an application for a stay of the Clean Power Plan pending disposition of the applicants' petition for review in the D.C. Circuit Court and disposition of the applicants' petition for a writ of certiorari if such a writ is sought. As published, the rule required that by September 6, 2016, states submit to the EPA either a request for a two-year extension to submit a final state plan or a final plan demonstrating how emissions reductions will be achieved including emission limits in the form of an annual emission cap or an emission rate that will be applied to each fossil fuel-fired electric generating facility within the state starting in 2022. Emissions limits become more stringent from 2022 to 2030, with the 2030 emission limits applying thereafter. It is unknown at this time what each state will require for emissions limits or reductions from each of Montana-Dakota's owned and jointly owned fossil fuel-fired electric generating units. Compliance costs will become clearer as final state plans are submitted to the EPA. The effective date and compliance dates in the rule are expected to be addressed in a future decision made by the United States Supreme Court.
On January 14, 2015, the federal government of the United States announced a goal to reduce methane emissions from the oil and natural gas industry by 40 percent to 45 percent below 2012 levels by 2025. On June 3, 2016, the EPA published a rule updating new source performance standards for the oil and natural gas industry. The rule builds on 2012 requirements to reduce volatile organic compound emissions from oil and natural gas sources by establishing requirements to reduce methane emissions from previously regulated sources, as well as adding volatile organic compound and methane requirements for sources previously not covered by the rule. The rule impacts new and modified natural gas gathering and boosting stations and transmission and storage compressor stations. WBI Energy is developing implementation plans for complying with the rule. In addition, on March 10, 2016, the EPA announced plans to reduce emissions from the oil and natural gas industry by moving to regulate emissions from existing sources. On November 10, 2016, the EPA issued an Information Collection Request to gather information on existing sources of methane emissions, technologies to reduce emissions and the costs of those technologies in the oil and natural gas industry. Several companies, including WBI Energy, were selected to respond to the Information Collection Request. The information collected will be used to develop comprehensive regulations to reduce methane emissions from existing sources. It is unknown at this time how the Company will be impacted or if compliance costs will be material.
On September 15, 2016, the Washington DOE issued a Clean Air rule that requires carbon dioxide emission reductions from various industries in the state, including emissions from the combustion of natural gas supplied to end-use customers by natural gas distribution companies, such as Cascade. In 2017, the rule requires Cascade to hold carbon dioxide emissions to a baseline, equal to the average emissions in 2012 to 2016. Beginning in 2018, annual carbon dioxide emissions are reduced by an additional 1.7 percent of the baseline from the previous year's emissions. Compliance for natural gas suppliers is to be achieved through purchasing emissions credits from projects located within the state of Washington and, to a limited and declining extent, out-of-state allowances. Purchasing emissions credits and allowances will increase operating costs for Cascade. If Cascade is not able to receive timely and full recovery of compliance costs from its customers, such costs could adversely impact the results of its operations. On September 27, 2016 and September 30, 2016, Cascade and three other natural gas distribution utility companies jointly filed complaints in the United States District Court for the Eastern District of Washington and the Thurston County Superior Court, respectively, asking the courts to deem the rule invalid. The companies assert that the Washington DOE undertook this rulemaking without the requisite statutory authority. The Thurston County Superior Court is scheduled to hear oral arguments on April 14, 2017, while litigation in the United States District Court for the Eastern District of Washington has been held in abeyance until there is a ruling in the Thurston County Superior Court.
Additional treaties, legislation or regulations to reduce GHG emissions may be adopted that affect the Company's utility operations by requiring additional energy conservation efforts or renewable energy sources, as well as other mandates that could significantly increase capital expenditures and operating costs or reduce demand for the Company's utility services. If the Company’s utility operations do not receive timely and full recovery of GHG emission compliance costs from customers, then such costs could adversely impact the results of its operations and cash flows.
The Company monitors, analyzes and reports GHG emissions from its other operations as required by applicable laws and regulations. The Company will continue to monitor GHG regulations and their potential impact on operations.

MDU Resources Group, Inc. Form 10-K 21

Part I

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
The Company's electric and natural gas transmission and distribution operations involve risks that may result in accidents. These events and pipeline safety regulation costs could adversely affect the Company’s business and its results of operations and cash flows.
The Company's electric and natural gas transmission and distribution activities include a variety of operating risks, such as leaks, explosions and mechanical problems, which could result in loss of human life, personal injury, property damage, environmental pollution, impairment of operations and substantial losses. The Company maintains insurance against some, but not all, of these risks and losses. The occurrence of these losses not fully covered by insurance could have a material effect on the Company’s financial position, results of operations and cash flows.
Additionally, the operating or other costs that may be required to comply with current pipeline safety regulations and potential new regulations under various agencies could be significant. The regulations require verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of certain lines. Increased emphasis on pipeline safety issues and increased regulatory scrutiny may result in penalties and higher costs of operations. If these costs are not fully recoverable from customers, they could have a material adverse effect on the Company’s results of operations and cash flows.
Other Risks
Weather conditions can adversely affect the Company's operations, revenues and cash flows.
The Company's results of operations can be affected by changes in the weather. Weather conditions influence the demand for electricity and natural gas, affect the price of energy commodities, affect the ability to perform services at the construction materials and contracting and construction services businesses and affect ongoing operation and maintenance and construction activities for the pipeline and midstream business. In addition, severe weather can be destructive, causing outages, and/or property damage, which could require additional costs to be incurred. As a result, adverse weather conditions could negatively affect the Company's results of operations, financial position and cash flows.
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
The Company may also be required to increase its contributions to MEPPs if the other participating employers in such plans withdraw from the plans and are not able to contribute amounts sufficient to fund the unfunded liabilities associated with their participants in the plans. The amount and timing of any increase in the Company's required contributions to MEPPs may also depend upon one or more factors including the outcome of collective bargaining, actions taken by trustees who manage the plans, actions taken by the plans' other participating employers, the industry for which contributions are made, future determinations that additional plans reach endangered, seriously endangered or critical status, government regulations and the actual return on assets held in the plans, among others. The Company may experience increased operating expenses as a result of the required contributions to MEPPs, which may have a material adverse effect on the Company's results of operations, financial position or cash flows.
In addition, pursuant to ERISA, as amended by MPPAA, the Company could incur a partial or complete withdrawal liability upon withdrawing from a plan, exiting a market in which it does business with a union workforce or upon termination of a plan to the extent these plans are underfunded. The Company could also incur additional withdrawal liability if its withdrawal from a plan is determined by that plan to be part of a mass withdrawal.
The Company's operations may be negatively impacted by cyberattacks or acts of terrorism.
The Company operates in industries that require continual operation of sophisticated information technology systems and network infrastructure. While the Company has developed procedures and processes that are designed to strengthen and protect these systems, they may be vulnerable to failures or unauthorized access due to hacking, theft, sabotage, viruses, acts of terrorism, acts of war or other causes. If the technology systems were to fail or be breached and these systems were not recovered in a timely manner, the Company's operational systems and infrastructure, such as the Company's electric generation, transmission and distribution facilities and its natural gas storage and pipeline systems, may be unable to fulfill critical business functions, including an inability to generate or distribute some part of our energy services and other products to customers. Such disruption could result in decreased revenues and/or significant remediation costs which could have a material adverse effect on the Company's results of operations, financial position and cash flows. Additionally, because electric generation and transmission systems and natural gas pipelines are part of an interconnected system with other operators, a disruption elsewhere in the system could negatively impact the Company's business.
The Company's business requires access to sensitive customer, employee and Company data in the ordinary course of business. Despite the Company's implementation of security measures, a failure or breach of a security system could compromise sensitive data. Such an event could result in negative publicity and reputational harm, remediation costs and possible legal claims and fines which could adversely affect the Company's financial results. The Company's third-party service providers that perform critical business functions or have access to sensitive information may also be vulnerable to security breaches and other risks that could have an adverse effect on the Company.
The Company may be subject to potential material liabilities relating to the past sale of assets or businesses, primarily arising from events prior to sale.
The Company previously sold its oil and natural gas assets and its membership interests in Dakota Prairie Refining. The Company may be subject to potential liabilities, either directly or through indemnification of the buyers or others, relating to these transactions or other sales, primarily arising from events prior to the sale, or from breaches of any representations, warranties or covenants in the purchase and sale agreements.

MDU Resources Group, Inc. Form 10-K 23

Part I

Other factors that could impact the Company's businesses.
The following are other factors that should be considered for a better understanding of the financial condition of the Company. These other factors may impact the Company's financial results in future periods.

•	Acquisition, disposal and impairments of assets or facilities

•	Changes in operation, performance and construction of plant facilities or other assets

•	Changes in present or prospective generation

•	The ability to obtain adequate and timely cost recovery for the Company's regulated operations through regulatory proceedings

•	The availability of economic expansion or development opportunities

•	Population growth rates and demographic patterns

•	Market demand for, available supplies of, and/or costs of, energy- and construction-related products and services

•	The cyclical nature of large construction projects at certain operations

•	Changes in tax rates, policies or tax reform

•	Unanticipated project delays or changes in project costs, including related energy costs

•	Unanticipated changes in operating expenses or capital expenditures

•	Labor negotiations or disputes

•	Inability of the contract counterparties to meet their contractual obligations

•	Changes in accounting principles and/or the application of such principles to the Company

•	Changes in technology

•	Changes in legal or regulatory proceedings

•	The ability to effectively integrate the operations and the internal controls of acquired companies

•	The ability to attract and retain skilled labor and key personnel

•	Increases in employee and retiree benefit costs and funding requirements
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

24 MDU Resources Group, Inc. Form 10-K

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the New York Stock Exchange under the symbol "MDU." The price range of the Company's common stock as reported by The Wall Street Journal composite tape during 2016 and 2015 and dividends declared thereon were as follows:

	Common Stock Price (High)	Common Stock Price (Low)	Common Stock Dividends Declared Per Share
2016
First quarter	$19.55	$15.57	$.1875
Second quarter	24.01	18.70	.1875
Third quarter	25.79	22.47	.1875
Fourth quarter	29.92	24.49	.1925
			$.7550
2015
First quarter	$24.51	$20.01	$.1825
Second quarter	23.12	19.22	.1825
Third quarter	19.73	16.15	.1825
Fourth quarter	19.66	16.26	.1875
			$.7350
As of December 31, 2016, the Company's common stock was held by approximately 12,400 stockholders of record.
The Company depends on earnings from its divisions and dividends from its subsidiaries to pay dividends on common stock. The declaration and payment of dividends is at the sole discretion of the board of directors, subject to limitations imposed by the Company's credit agreements, federal and state laws, and applicable regulatory limitations. For more information on factors that may limit the Company's ability to pay dividends, see Item 8 - Note 9.
The following table includes information with respect to the Company's purchase of equity securities:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2016	—
November 1 through November 30, 2016	34,974	$28.30
December 1 through December 31, 2016	2,244	28.96
Total	37,218

(1)
Represents shares of common stock purchased on the open market in connection with annual stock grants made to the Company's non-employee directors and for those directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

MDU Resources Group, Inc. Form 10-K 25

Part II

Item 6. Selected Financial Data

	2016	2015	2014	2013	2012	2011
Selected Financial Data
Operating revenues (000's):
Electric	$322,356	$280,615	$277,874	$257,260	$236,895	$225,468
Natural gas distribution	766,115	817,419	921,986	851,945	754,848	907,400
Pipeline and midstream	141,602	154,904	157,292	144,568	142,610	152,972
Construction materials and contracting	1,874,270	1,904,282	1,765,330	1,712,137	1,617,425	1,510,010
Construction services	1,073,272	926,427	1,119,529	1,039,839	938,558	854,389
Other	8,643	9,191	9,364	9,620	10,370	11,446
Intersegment eliminations	(57,430)	(78,786)	(136,302)	(95,201)	(74,595)	(68,482)
	$4,128,828	$4,014,052	$4,115,073	$3,920,168	$3,626,111	$3,593,203
Operating income (loss) (000's):
Electric	$68,497	$57,955	$61,331	$54,274	$49,852	$49,096
Natural gas distribution	65,014	53,810	65,633	78,829	67,579	82,856
Pipeline and midstream	43,374	29,988	46,713	20,896	49,139	45,365
Construction materials and contracting	178,719	146,026	86,462	93,629	57,864	51,092
Construction services	53,705	43,376	82,309	85,246	66,531	39,144
Other	(189)	(8,438)	(5,366)	(4,384)	(5,325)	(7,079)
Intersegment eliminations	—	(2,942)	(9,900)	(7,176)	—	—
	$409,120	$319,775	$327,182	$321,314	$285,640	$260,474
Earnings (loss) on common stock (000's):
Electric	$42,222	$35,914	$36,731	$34,837	$30,634	$29,258
Natural gas distribution	27,102	23,607	30,484	37,656	29,409	38,398
Pipeline and midstream	23,435	13,250	24,666	7,701	26,588	23,082
Construction materials and contracting	102,687	89,096	51,510	50,946	32,420	26,430
Construction services	33,945	23,762	54,432	52,213	38,429	21,627
Other	(3,231)	(14,941)	(7,386)	(10,776)	(7,209)	(5,918)
Intersegment eliminations	6,251	5,016	(6,095)	(4,307)	—	—
Earnings on common stock before income (loss) from discontinued operations	232,411	175,704	184,342	168,270	150,271	132,877
Income (loss) from discontinued operations, net of tax*	(300,354)	(834,080)	109,311	109,615	(151,710)	79,464
Loss from discontinued operations attributable to noncontrolling interest	(131,691)	(35,256)	(3,895)	(363)	—	—
	$63,748	$(623,120)	$297,548	$278,248	$(1,439)	$212,341
Earnings (loss) per common share before discontinued operations - diluted	$1.19	$.90	$.96	$.89	$.80	$.70
Discontinued operations attributable to the Company, net of tax	(.86)	(4.10)	.59	.58	(.81)	.42
	$.33	$(3.20)	$1.55	$1.47	$(.01)	$1.12
Common Stock Statistics
Weighted average common shares outstanding -diluted (000's)	195,618	194,986	192,587	189,693	188,826	188,905
Dividends declared per common share	$.7550	$.7350	$.7150	$.6950	$.6750	$.6550
Book value per common share	$11.78	$12.83	$16.66	$15.01	$13.95	$14.62
Market price per common share (year end)	$28.77	$18.32	$23.50	$30.55	$21.24	$21.46
Market price ratios:
Dividend payout**	63%	82%	74%	78%	84%	94%
Yield	2.7%	4.1%	3.1%	2.3%	3.2%	3.1%
Market value as a percent of book value	244.2%	142.8%	141.1%	203.5%	152.3%	146.8%

*
Reflects oil and natural gas properties noncash write-downs of $315.3 million (after tax) and $246.8 million (after tax) in 2015 and 2012, respectively, and fair value impairments of assets held for sale of $157.8 million (after tax) and $475.4 million (after tax) in 2016 and 2015, respectively.

**	Based on continuing operations.

26 MDU Resources Group, Inc. Form 10-K

Part II

Item 6. Selected Financial Data (continued)

	2016	2015	2014	2013	2012	2011
General
Total assets (000's)	$6,284,467	$6,565,154	$7,805,405	$7,043,365	$6,675,609	$6,539,676
Total long-term debt (000's)	$1,790,159	$1,796,163	$2,016,198	$1,773,050	$1,738,833	$1,418,693
Capitalization ratios:
Total equity	56%	58%	62%	62%	60%	66%
Total debt	44	42	38	38	40	34
	100%	100%	100%	100%	100%	100%
Electric
Retail sales (thousand kWh)	3,258,537	3,316,017	3,308,358	3,173,086	2,996,528	2,878,852
Electric system summer and firm purchase contract ZRCs (Interconnected system)	559.7	547.3	584.0	583.5	552.8	572.8
Electric system peak demand obligation, including firm purchase contracts, planning reserve margin requirement (Interconnected system)	559.7	547.3	522.4	508.3	550.7	524.2
All-time demand peak - kW (Interconnected system)	611,542	611,542	582,083	573,587	573,587	535,761
Electricity produced (thousand kWh)	2,626,763	1,898,160	2,519,938	2,430,001	2,299,686	2,488,337
Electricity purchased (thousand kWh)	904,702	1,658,002	1,010,422	971,261	870,516	645,567
Average cost of fuel and purchased power per kWh	$.021	$.024	$.025	$.025	$.023	$.021
Natural Gas Distribution
Sales (Mdk)	99,296	95,559	104,297	108,260	93,810	103,237
Transportation (Mdk)	147,592	154,225	145,941	149,490	132,010	124,227
Degree days (% of normal)
Montana-Dakota/Great Plains	89%	88%	103%	105%	84%	101%
Cascade	87%	83%	89%	98%	96%	103%
Intermountain	96%	89%	95%	110%	91%	107%
Pipeline and Midstream
Transportation (Mdk)	285,254	290,494	233,483	178,598	137,720	113,217
Gathering (Mdk)	20,049	33,441	38,372	40,737	47,084	66,500
Customer natural gas storage balance (Mdk)	26,403	16,600	14,885	26,693	43,731	36,021
Construction Materials and Contracting
Sales (000's):
Aggregates (tons)	27,580	26,959	25,827	24,713	23,285	24,736
Asphalt (tons)	7,203	6,705	6,070	6,228	5,988	6,709
Ready-mixed concrete (cubic yards)	3,655	3,592	3,460	3,223	3,157	2,864
Aggregate reserves (000's tons)	989,084	1,022,513	1,061,156	1,083,376	1,088,236	1,088,833

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
The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper facilities, revolving credit facilities, the issuance from time to time of debt and equity securities and asset sales. For more information on the Company's capital expenditures, see Liquidity and Capital Commitments.
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
Challenges Challenges for this segment include: energy price volatility; basis differentials; environmental and regulatory requirements; securing permits and easements; recruitment and retention of a skilled workforce; and competition from other pipeline and midstream companies.
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
Earnings Overview
The following table summarizes the contribution to consolidated earnings (loss) by each of the Company's businesses.

Years ended December 31,	2016	2015	2014
	(Dollars in millions, where applicable)
Electric	$42.2	$35.9	$36.7
Natural gas distribution	27.1	23.6	30.5
Pipeline and midstream	23.4	13.3	24.7
Construction materials and contracting	102.7	89.1	51.5
Construction services	33.9	23.8	54.5
Other	(3.2)	(15.0)	(7.4)
Intersegment eliminations	6.3	5.0	(6.2)
Earnings before discontinued operations	232.4	175.7	184.3
Income (loss) from discontinued operations, net of tax	(300.4)	(834.1)	109.3
Loss from discontinued operations attributable to noncontrolling interest	(131.7)	(35.3)	(3.9)
Earnings (loss) on common stock	$63.7	$(623.1)	$297.5
Earnings (loss) per common share - basic:
Earnings before discontinued operations	$1.19	$.90	$.96
Discontinued operations, net of tax	(.86)	(4.10)	.59
Earnings (loss) per common share - basic	$.33	$(3.20)	$1.55
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$1.19	$.90	$.96
Discontinued operations, net of tax	(.86)	(4.10)	.59
Earnings (loss) per common share - diluted	$.33	$(3.20)	$1.55
2016 compared to 2015 The Company recognized consolidated earnings of $63.7 million in 2016, compared to a consolidated loss of $623.1 million in 2015. This increase was due to:

•
Discontinued operations which reflect the absence in 2016 of fair value impairments of the exploration and production business's assets of $475.4 million (after tax) and a noncash write-down of oil and natural gas properties of $315.3 million (after tax) offset in part by a fair value impairment of the refining business of $156.7 million (after tax) in 2016

•	Higher construction margins and revenues and higher asphalt and aggregate volumes and margins at the construction materials and contracting business

•	Other loss decreased primarily the result of lower operation and maintenance and interest expense due to the sales of the exploration and production and refining businesses

•	Higher inside electrical workloads and margins in the Western region offset in part by lower equipment sales and rental margins at the construction services business

MDU Resources Group, Inc. Form 10-K 29

Part II

•
Absence in 2016 of impairments of natural gas gathering assets of $10.6 million (after tax) partially offset by a fair value impairment in 2016 of $1.4 million (after tax) associated with the sale of Pronghorn at the pipeline and midstream business

•
Increased electric retail sales margins, largely due to approved rate recovery, partially offset by higher operation and maintenance expense and higher depreciation, depletion and amortization expense at the electric business

2015 compared to 2014 The Company recognized a consolidated loss of $623.1 million in 2015, compared to consolidated earnings of $297.5 million in 2014. This decrease was due to:

•
Discontinued operations which had fair value impairments of the exploration and production business's assets of $475.4 million (after tax), a $315.3 million after-tax noncash write-down of oil and natural gas properties, decreased average realized commodity prices and decreased production

•	Lower workloads and margins in the Western region and lower equipment rental sales and margins at the construction services business

•	Impairments of natural gas gathering assets of $10.6 million (after tax) at the pipeline and midstream business

•
Higher depreciation, depletion and amortization expense due to plant additions and lower natural gas sales volumes offset in part by natural gas retail rate increases at the natural gas distribution business

Partially offsetting these increases were higher earnings on all product lines at the construction materials and contracting business.
Financial and Operating Data
Following are key financial and operating data for each of the Company's businesses.
Electric

Years ended December 31,	2016	2015	2014
	(Dollars in millions, where applicable)
Operating revenues	$322.3	$280.6	$277.9
Operating expenses:
Fuel and purchased power	75.5	86.2	89.3
Operation and maintenance	115.2	87.7	81.1
Depreciation, depletion and amortization	50.2	37.6	35.0
Taxes, other than income	12.9	11.1	11.1
	253.8	222.6	216.5
Operating income	68.5	58.0	61.4
Earnings	$42.2	$35.9	$36.7
Retail sales (million kWh):
Residential	1,132.5	1,173.9	1,225.3
Commercial	1,491.8	1,499.6	1,471.3
Industrial	544.2	550.3	520.4
Other	90.0	92.2	91.4
	3,258.5	3,316.0	3,308.4
Average cost of fuel and purchased power per kWh	$.021	$.024	$.025
2016 compared to 2015 Electric earnings increased $6.3 million (18 percent) compared to the prior year due to:

•
Increased electric retail sales margins, largely due to approved final and interim rate increases reduced in part by decreased electric sales volumes of 2 percent, largely decreased residential customer volumes

•	Favorable income tax changes, which includes $10.1 million due to higher production tax credits
Partially offsetting these increases were:

•	Higher operation and maintenance expense of $17.1 million (after tax) primarily due to higher contract services and higher payroll-related costs

•	Higher depreciation, depletion and amortization expense of $7.8 million (after tax) due to increased property, plant and equipment balances

•	Lower other income, which includes $7.1 million (after tax) primarily related to AFUDC

•	Higher interest expense, which includes $4.4 million (after tax) largely the result of higher long-term debt

30 MDU Resources Group, Inc. Form 10-K

Part II

Certain of the higher operation and maintenance expense, higher depreciation, depletion and amortization expense and higher production tax credits in 2016, due to increased capital investments, are potentially recoverable and/or refundable through the rate recovery process. The previous table also reflects lower average cost of fuel and purchased power per kWh due to no fuel and purchased power costs associated with the Thunder Spirit Wind farm.
2015 compared to 2014 Electric earnings decreased $800,000 (2 percent) compared to the prior year due to:

•
Higher operation and maintenance expense, which includes $4.3 million (after tax) largely related to higher contract services, primarily related to a planned outage at an electric generation station, and higher payroll and benefit-related costs

•	Higher depreciation, depletion and amortization expense of $1.6 million (after tax) due to increased property, plant and equipment balances

•	Higher net interest expense, which includes $1.1 million (after tax) due to higher long-term debt
Partially offsetting these decreases were:

•	Increased electric retail sales margins, primarily due to rate recovery of new generation

•	Higher other income, which includes $3.5 million (after tax) primarily related to AFUDC
Natural Gas Distribution

Years ended December 31,	2016	2015	2014
	(Dollars in millions, where applicable)
Operating revenues	$766.1	$817.4	$922.0
Operating expenses:
Purchased natural gas sold	431.5	499.0	603.2
Operation and maintenance	158.1	153.5	150.2
Depreciation, depletion and amortization	65.4	64.8	54.7
Taxes, other than income	46.1	46.3	48.3
	701.1	763.6	856.4
Operating income	65.0	53.8	65.6
Earnings	$27.1	$23.6	$30.5
Volumes (MMdk)
Sales:
Residential	56.2	54.0	58.8
Commercial	38.9	37.6	41.0
Industrial	4.2	4.0	4.5
	99.3	95.6	104.3
Transportation:
Commercial	1.8	1.8	1.9
Industrial	145.8	152.4	144.0
	147.6	154.2	145.9
Total throughput	246.9	249.8	250.2
Degree days (% of normal)*
Montana-Dakota/Great Plains	89%	88%	103%
Cascade	87%	83%	89%
Intermountain	96%	89%	95%
Average cost of natural gas, including transportation, per dk	$4.35	$5.22	$5.78

*	Degree days are a measure of the daily temperature-related demand for energy for heating.

MDU Resources Group, Inc. Form 10-K 31

Part II

2016 compared to 2015 The natural gas distribution business experienced an increase in earnings of $3.5 million (15 percent) compared to the prior year due to higher natural gas retail sales margins resulting from increased retail sales volumes of 4 percent to all customer classes due to customer growth and colder weather in certain regions, as well as final and interim rate increases, partially offset by higher operation and maintenance expense, which includes $4.6 million (after tax) largely higher payroll-related costs, and higher depreciation, depletion and amortization expense from increased property, plant and equipment balances.
The previous table also includes lower nonutility project costs reflected in operation and maintenance expense, as well as the pass-through of lower natural gas prices which are reflected in the decrease in both sales revenue and purchased natural gas sold in 2016.
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

The pass-through of lower natural gas prices is reflected in the decrease in both sales revenue and purchased natural gas sold in 2015.
Pipeline and Midstream

Years ended December 31,	2016	2015	2014
	(Dollars in millions)
Operating revenues	$141.6	$154.9	$157.3
Operating expenses:
Operation and maintenance	61.4	84.7	68.0
Depreciation, depletion and amortization	24.9	28.0	29.8
Taxes, other than income	11.9	12.2	12.8
	98.2	124.9	110.6
Operating income	43.4	30.0	46.7
Earnings	$23.4	$13.3	$24.7
Transportation volumes (MMdk)	285.3	290.5	233.5
Natural gas gathering volumes (MMdk)	20.0	33.4	38.4
Customer natural gas storage balance (MMdk):
Beginning of period	16.6	14.9	26.7
Net injection (withdrawal)	9.8	1.7	(11.8)
End of period	26.4	16.6	14.9
2016 compared to 2015 Pipeline and midstream earnings increased $10.1 million (77 percent) largely due to:

•
Lower operation and maintenance expense, which includes $13.6 million (after tax) largely due to the absence in 2016 of impairments of natural gas gathering assets of $10.6 million (after tax), as discussed in Item 8 - Notes 1 and 5, lower payroll-related costs and lower material costs partially offset by a fair value impairment in 2016 of $1.4 million (after tax) associated with the sale of Pronghorn, as discussed in Item 8 - Note 2

•	Lower depreciation, depletion and amortization of $1.9 million (after tax), largely due to the sale of certain non-strategic natural gas gathering assets in the fourth quarter of 2015

•	Higher storage services earnings, primarily due to higher average interruptible storage balances

•	Lower interest expense of $1.2 million (after tax), primarily the result of lower debt interest rates and balances
Partially offsetting the earnings increase was lower gathering and processing earnings of $8.0 million (after tax) resulting from lower natural gas gathering volumes, primarily due to the sale of certain non-strategic assets, as previously discussed, and lower oil gathering volumes, partially offset by higher oil gathering rates at Pronghorn.
2015 compared to 2014 Pipeline and midstream earnings decreased $11.4 million (46 percent) largely due to:

•	Impairments of natural gas gathering assets of $10.6 million (after tax) included in operation and maintenance expense, as discussed in Item 8 - Notes 1 and 5

•	Lower gathering and processing earnings of $5.2 million (after tax), primarily lower processing prices and natural gas gathering volumes

32 MDU Resources Group, Inc. Form 10-K

Part II

•	Lower storage services earnings, primarily due to lower interruptible storage withdrawal volumes and lower average balances
Partially offsetting the earnings decrease was higher earnings of $5.7 million (after tax) due to higher transportation revenue, primarily resulting from higher rates due to a rate case settlement effective in May 2014, and increased volumes.
Construction Materials and Contracting

Years ended December 31,	2016	2015	2014
	(Dollars in millions)
Operating revenues	$1,874.3	$1,904.3	$1,765.3
Operating expenses:
Operation and maintenance	1,595.4	1,652.3	1,571.5
Depreciation, depletion and amortization	58.4	65.9	68.6
Taxes, other than income	41.8	40.1	38.8
	1,695.6	1,758.3	1,678.9
Operating income	178.7	146.0	86.4
Earnings	$102.7	$89.1	$51.5
Sales (000's):
Aggregates (tons)	27,580	26,959	25,827
Asphalt (tons)	7,203	6,705	6,070
Ready-mixed concrete (cubic yards)	3,655	3,592	3,460
2016 compared to 2015 Earnings at the construction materials and contracting business increased $13.6 million (15 percent) due to:

•	Higher earnings of $8.1 million (after tax) resulting from higher construction margins and revenues due to more available work in most regions

•
A $6.7 million (after tax) reduction in 2016 to a previously recorded MEPP withdrawal liability compared to an increase to a MEPP withdrawal liability of $1.5 million (after tax) in 2015, as discussed in Item 8 - Note 14

•	Higher earnings of $2.9 million (after tax) resulting from higher asphalt volumes and margins, which includes lower asphalt oil and production costs

•	Higher earnings of $2.3 million (after tax) resulting from higher aggregate volumes and margins due to increased demand
Partially offsetting these increases were:

•	Higher effective income tax rates

•	Lower earnings of $1.3 million (after tax) from other product lines
Lower diesel fuel costs contributed to higher earnings from all product lines.
2015 compared to 2014 Earnings at the construction materials and contracting business increased $37.6 million (73 percent) due to:

•	Higher earnings of $9.1 million (after tax) resulting from higher ready-mixed concrete margins and volumes

•	Higher earnings of $7.2 million (after tax) resulting from higher asphalt margins and volumes, which includes lower asphalt oil costs

•	An increase to a MEPP withdrawal liability of $1.5 million (after tax) in 2015, compared to $8.4 million (after tax) in 2014, as discussed in Item 8 - Note 14

•	Higher earnings of $6.1 million (after tax) resulting from higher construction revenues and margins including the effects of favorable weather

•	Higher earnings of $1.6 million (after tax) resulting from higher aggregate margins and volumes

•	Higher earnings resulting from higher other product line margins and volumes
Partially offsetting these increases were higher selling, general and administrative expense of $5.7 million (after tax), largely related to higher payroll-related and other costs.
Lower diesel fuel costs contributed to higher earnings from all product lines.

MDU Resources Group, Inc. Form 10-K 33

Part II

Construction Services

Years ended December 31,	2016	2015	2014
	(In millions)
Operating revenues	$1,073.3	$926.4	$1,119.5
Operating expenses:
Operation and maintenance	965.3	838.5	990.7
Depreciation, depletion and amortization	15.3	13.4	12.9
Taxes, other than income	39.0	31.1	33.6
	1,019.6	883.0	1,037.2
Operating income	53.7	43.4	82.3
Earnings	$33.9	$23.8	$54.5
2016 compared to 2015 Construction services earnings increased $10.1 million (43 percent) largely due to:

•
Higher earnings of $15.8 million (after tax) in the Western region largely due to higher workloads and margins resulting from the successful completion of construction projects in certain markets, as well as lower labor costs due to increased efficiencies and lower workers' compensation claim costs

•	Higher earnings of $3.5 million (after tax) resulting from the sale of a non-strategic asset in 2015
These increases were partially offset by:

•	Higher selling, general and administrative expense of $4.0 million (after tax), primarily due to higher payroll and benefit-related costs and higher bad debt expense

•	Lower equipment sales and rental margins due to decreased customer demand

•	Lower earnings of $1.6 million (after tax) in the Central region due to lower margins, largely the result of the loss on a project
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
Other

Years ended December 31,	2016	2015	2014
		(In millions)
Operating revenues	$8.6	$9.2	$9.4
Operating expenses:
Operation and maintenance	6.6	15.4	12.3
Depreciation, depletion and amortization	2.1	2.1	2.2
Taxes, other than income	.1	.1	.2
	8.8	17.6	14.7
Operating loss	(.2)	(8.4)	(5.3)
Loss	$(3.2)	$(15.0)	$(7.4)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
2016 compared to 2015 Other loss decreased $11.8 million compared to the prior year primarily due to lower operation and maintenance expense and interest expense previously allocated to the exploration and production business, due to the sale of that business which included the repayment of long-term debt. Also contributing to the decreased loss was lower operation and maintenance expense in 2016

34 MDU Resources Group, Inc. Form 10-K

Part II

due to the absence of a 2015 corporate asset impairment and the absence of a 2015 foreign currency translation loss including the effects of the sale of the Company's remaining interest in the Brazilian Transmission Lines.
2015 compared to 2014 Other loss increased $7.6 million compared to the prior year primarily due to the absence of prior year income tax benefits; higher operation and maintenance expense, largely a corporate asset impairment; as well as a foreign currency translation loss including the effects of the sale of the Company's remaining interest in the Brazilian Transmission Lines.
Discontinued Operations

Years ended December 31,	2016	2015	2014
	(In millions)
Income (loss) from discontinued operations before intercompany eliminations, net of tax	$(303.2)	$(829.9)	$108.8
Intercompany eliminations*	2.8	(4.2)	.5
Income (loss) from discontinued operations, net of tax	(300.4)	(834.1)	109.3
Loss from discontinued operations attributable to noncontrolling interest	(131.7)	(35.3)	(3.9)
Income (loss) from discontinued operations attributable to the Company, net of tax	$(168.7)	$(798.8)	$113.2

*	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

2016 compared to 2015 The loss from discontinued operations attributable to the Company was $168.7 million compared to a loss of $798.8 million in the prior year. The decreased loss is primarily due to the completion of the sales of Company's exploration and production and refining businesses. The decreased loss was largely the result of the absence in 2016 of a noncash write-down of oil and natural gas properties of $315.3 million (after tax) and fair value impairments of the exploration and production business's assets held for sale of $475.4 million (after tax), as discussed in Item 8 - Note 2, partially offset by a fair value impairment of the refining business of $156.7 million (after tax) in 2016, as discussed in Item 8 - Note 2.
2015 compared to 2014 Discontinued operations attributable to the Company recognized a loss of $798.8 million compared to income of $113.2 million in the prior year. The decrease in income was primarily due to the marketing and sale of the Company's exploration and production business's assets. The decrease was largely the result of a noncash write-down of oil and natural gas properties of $315.3 million (after tax) and fair value impairments of the exploration and production business's assets held for sale of $475.4 million (after tax), as discussed in Item 8 - Note 2, as well as decreased average realized commodity prices and decreased production.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

Years ended December 31,	2016	2015	2014
		(In millions)
Intersegment transactions:
Operating revenues	$57.4	$78.8	$136.3
Purchased natural gas sold	48.7	48.9	44.7
Operation and maintenance	8.7	26.9	81.7
Income from continuing operations*	(6.3)	(5.0)	6.2

*	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

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

MDU Resources Group, Inc. Form 10-K 35

Part II

MDU Resources Group, Inc.

•	The Company continually seeks opportunities to expand through organic growth opportunities and strategic acquisitions.
Electric and natural gas distribution

•
The Company expects to grow its rate base by approximately 4 percent annually over the next five years on a compound basis. This growth projection is on a much larger base, having grown rate base at a record pace of 12 percent compounded annually over the past five-year period. The utility operations are spread across eight states where customer growth is expected to be higher than the national average. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new electric generation and transmission, and electric and natural gas distribution. Rate base at December 31, 2016, was $1.9 billion.

•	The Company expects its customer base to grow by 1.0 percent to 2.0 percent per year.

•
In June 2016, the Company, along with a partner, began to build a 345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota, a distance of about 160 miles. The project has been approved as a MISO multivalue project. Approximately 97 percent of the necessary easements have been secured. The Company expects the project to be completed in 2019.

•
The Company signed a 25-year agreement to purchase the power from a wind farm expansion in southwest North Dakota. The agreement also includes an option to buy the project at the close of construction. The expansion of the Thunder Spirit Wind farm will boost the combined production at the wind farm to approximately 150 MW of renewable energy and will increase the Company's nameplate generation portfolio from approximately 22 percent renewables to 27 percent. The original 107.5-MW Thunder Spirit Wind farm includes 43 turbines; it was purchased by the Company in December 2015. The expansion includes 13 to 16 turbines, depending on the turbine size selected. It is expected to be online in December 2018. If the Company buys the project, the capital will be incremental to the capital expenditures forecast. Construction costs for the project are estimated to be $85 million.

•
The Company is in the process of completing its 2017 integrated resource plan and is evaluating its future generation and power supply portfolio options, including a large-scale resource. The plan will be finalized and will be required to be filed by mid-2017. Future resource requirements identified in the plan could require investment that would be incremental to the capital expenditures forecast.

•	The Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system.

•	The Company is focused on organic growth, while monitoring potential merger and acquisition opportunities.

•
The Company is evaluating the final Clean Power Plan rule published by the EPA in October 2015, which requires existing fossil fuel-fired electric generation facilities to reduce carbon dioxide emissions. It is unknown at this time what each state will require for emissions limits or reductions from each of the Company's owned and jointly owned fossil fuel-fired electric generating units. In February 2016, the United States Supreme Court granted an application for a stay of the Clean Power Plan pending the outcome of legal challenges. The Company has not included capital expenditures in 2017 through 2019 for the potential compliance requirements of the Clean Power Plan.

•	Regulatory actions
Completed Cases:
Since January 1, 2015, the Company has finalized rate increases totaling $56.8 million in annual revenue. This includes electric rate proceedings in Montana, North Dakota, South Dakota, Wyoming and before the FERC, and natural gas proceedings in Minnesota, Montana, North Dakota, Oregon, South Dakota, Washington and Wyoming. Cases recently completed were:

◦	On April 29, 2016, the Company filed an application with the OPUC for a natural gas rate increase, as discussed in Item 8 - Note 16.

◦	On June 10, 2016, the Company filed an application for an increase in electric rates with the WYPSC, as discussed in Item 8 - Note 16.

◦	On December 2, 2016, the Company filed an application with the MTPSC requesting authority to implement gas and electric tax tracking adjustments, as discussed in Item 8 - Note 16.

◦	On September 1, 2016, and as amended on January 10, 2017, the Company submitted an update to its transmission formula rate under the MISO tariff, as discussed in Item 8 - Note 16.
Pending Cases:
The Company is requesting rate increases totaling $55.4 million in annual revenue, which includes $43.6 million in implemented interim rates. Cases pending are:

◦	On October 26, 2015, the Company filed an application with the NDPSC requesting a renewable resource cost adjustment rider, as discussed in Item 8 - Note 16.

◦	On October 26, 2015, the Company filed an application with the NDPSC for an update to the electric generation resource recovery rider, as discussed in Item 8 - Note 16.

36 MDU Resources Group, Inc. Form 10-K

Part II

◦
On November 25, 2015, the Company filed an application with the NDPSC for an update of its transmission cost adjustment rider for recovery of MISO-related charges and two transmission projects in North Dakota, as discussed in Item 8 - Note 16.

◦	On August 12, 2016, the Company filed an application with the IPUC for a natural gas rate increase, as discussed in Item 8 - Note 16.

◦	On October 14, 2016, the Company filed an application with the NDPSC for an electric rate increase, as discussed in Item 8 - Note 16.

◦
On December 2, 2016, the Company filed an application with the MTPSC requesting authority to implement gas and electric tax tracking adjustments, as previously discussed in the completed cases and in Item 8 - Note 16.

◦	On December 21, 2016, the Company filed an application with the MNPUC requesting authority to implement a gas utility infrastructure cost tariff, as discussed in Item 8 - Note 16.
Pipeline and midstream

•
In September 2016, the Company secured sufficient capacity commitments and started survey work on a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota. The Valley Expansion project will connect the Viking Gas Transmission Company pipeline near Felton, Minnesota, to the Company's existing pipeline near Mapleton, North Dakota. Cost of the expansion is estimated at $55 million to $60 million. The project, which is designed to transport 40 MMcf of natural gas per day, is under the jurisdiction of the FERC. In October 2016, the Company received FERC approval on its pre-filing for the Valley Expansion project. With minor enhancements, the pipeline will be able to transport significantly more volume if required, based on capacity requested or as needed in the future as the region's demand grows. Following receipt of necessary permits and regulatory approvals, construction is expected to begin in early 2018 with completion expected in late 2018.

•
The Company signed agreements to complete expansion projects, including the Charbonneau and Line Section 25 expansion project. The Charbonneau and Line Section 25 expansion project will include a new compression station as well as other compression modifications and is expected to be in service in the second quarter of 2017. In addition, the Company completed the North Badlands project, which includes a 4-mile loop of the Garden Creek pipeline segment and other ancillary facilities, and it was placed in service on August 1, 2016. The Northwest North Dakota project, which includes modification of existing compression, a new compression unit and re-cylindering, was put into service in June 2016.

•
The Company continues to target profitable growth by means of both organic projects in areas of existing operations and by looking for potential acquisitions that fit existing expertise and capabilities.

•	The Company is focused on improving existing operations and accelerating growth in its current markets while evaluating expansion into other basins.
Construction materials and contracting

•	Approximate work backlog at December 31, 2016, was $538 million, compared to $491 million a year ago.

•	Projected revenues are in the range of $1.85 billion to $1.95 billion in 2017.

•	The Company anticipates margins in 2017 to be slightly higher compared to 2016 margins.

•	In December 2015, a $305 billion, five-year federal highway bill was passed for funding of transportation infrastructure projects that are a key part of the construction materials market.

•
As the country's fifth-largest sand and gravel producer, the Company will continue to strategically manage its 1.0 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

Construction services

•
Approximate work backlog at December 31, 2016, was $475 million, compared to $493 million a year ago. The backlog includes transmission, distribution, substation, industrial, petrochemical, high technology, solar energy renewables, research and development, higher education, government, transportation, health care, hospitality, gaming, commercial, institutional and service work.

•	Projected revenues are in the range of $1.0 billion to $1.1 billion in 2017.

•	The Company anticipates margins in 2017 to be comparable to 2016 margins.

•
The Company continues to pursue opportunities for expansion in energy projects, such as petrochemical, transmission, substations, utility services, and renewables. Initiatives are aimed at capturing additional market share and expanding into new markets.

•
As the 13th-largest specialty contractor, the Company continues to pursue opportunities for expansion and execute initiatives in current and new markets that align with the Company's expertise, resources and strategic growth plan.

New Accounting Standards
For information regarding new accounting standards, see Item 8 - Note 1, which is incorporated herein by reference.

MDU Resources Group, Inc. Form 10-K 37

Part II

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
Estimates are used for items such as impairment testing of assets held for sale, long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; and the valuation of stock-based compensation. The Company's critical accounting policies are subject to judgments and uncertainties that affect the application of such policies. As discussed below, the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.
As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates. The following critical accounting policies involve significant judgments and estimates.
Impairment testing of assets held for sale
The Company evaluates disposal groups classified as held for sale based on the lower of carrying value or fair value less cost to sell. The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the first quarter of 2016, the estimated fair value of Fidelity's assets was determined using the market approach largely based on a purchase and sale agreement. In the second quarter of 2016, the fair value of Fidelity's assets was determined using the income and market approaches. The income approach was determined by using the present value of estimated future cash flows. The market approach was based on market transactions of similar properties. Also in the second quarter of 2016, the estimated fair value of Dakota Prairie Refining was determined using the market approach based on the sale transaction to Tesoro. In the fourth quarter of 2016, the estimated fair value of Pronghorn was determined using the market approach based on the purchase and sale agreement with Tesoro Logistics.
There is risk involved when determining the fair value of assets, as there may be unforeseen events and changes in circumstances and market conditions that have a material impact on the estimated amount and timing of future cash flows. In addition, the fair value of the assets could be different using different estimates and assumptions in the valuation techniques used.
The Company believes its estimates used in calculating the fair value of its assets held for sale are reasonable based on the information that is known when the estimates are made. For more information related to impairment testing of assets held for sale, see Item 8 - Note 2.
Impairment of long-lived assets and intangibles
The Company reviews the carrying values of its long-lived assets and intangibles, excluding assets held for sale, whenever events or changes in circumstances indicate that such carrying values may not be recoverable and at least annually for goodwill.
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
The goodwill impairment test is a two-step process performed at the reporting unit level. The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Item 8 - Note 13. The first step of the impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. For the years ended December 31, 2016, 2015, and 2014, there were no significant impairment losses recorded. At December 31, 2016, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted

38 MDU Resources Group, Inc. Form 10-K

Part II

average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the weighted average cost of capital at each reporting unit. The weighted average cost of capital, which varies by reporting unit and is in the range of 5 percent to 9 percent, and a long-term growth rate projection of approximately 3 percent were utilized in the goodwill impairment test performed in the fourth quarter of 2016. Under the market approach, the Company estimates fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.
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
The Company believes its estimates surrounding percentage-of-completion accounting are reasonable based on the information that is known when the estimates are made. The Company has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that the Company's estimates have changed in the past and will continually change in the future as new information becomes available for each job. There were no material changes in contract estimates at the individual contract level in 2016.

MDU Resources Group, Inc. Form 10-K 39

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
The Company makes various assumptions when determining plan costs, including the current discount rates and the expected long-term return on plan assets, the rate of compensation increases, actuarially determined mortality data, and health care cost trend rates. In selecting the expected long-term return on plan assets, which is considered to be one of the key variables in determining benefit expense or income, the Company considers historical returns, current market conditions and expected future market trends, including changes in interest rates and equity and bond market performance. Another key variable in determining benefit expense or income is the discount rate. In selecting the discount rate, the Company matches forecasted future cash flows of the pension and postretirement plans to a yield curve which consists of a hypothetical portfolio of high-quality corporate bonds with varying maturity dates, as well as other factors, as a basis. The Company's pension and other postretirement benefit plan assets are primarily made up of equity and fixed-income investments. Fluctuations in actual equity and bond market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in the future. Management estimates the rate of compensation increase based on long-term assumed wage increases and the health care cost trend rates are determined by historical and future trends. The Company estimates that a 50 basis point decrease in the discount rate or in the expected return on plan assets would each increase expense by less than $1.3 million (after tax) for the year ended December 31, 2016.
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
Income taxes
Income taxes require significant judgments and estimates including the determination of income tax expense, deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets and accruals for uncertain tax positions. The effective income tax rate is subject to variability from period to period as a result of changes in federal and state income tax rates and/or changes in tax laws. In addition, the effective tax rate may be affected by other changes including the allocation of property, payroll and revenues between states. The Company estimates that a one percent change in the effective tax rate would affect the income tax expense by less than $3.3 million for the year ended December 31, 2016.
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
Significant federal tax credit carryforwards and federal and state net operating loss carryforwards have been generated. The Company may not be able to utilize all of these carryforwards prior to their expiration. As a result, the Company has recorded valuation allowances for the amounts it may not be able to utilize. Changes in tax regulations or assumptions regarding current and future taxable income could require a change to the estimated valuation allowances in the future resulting in a material impact to the Company's financial position and results of operations. For more information related to federal and state net operating loss carryforwards, see Item 8 - Notes 2 and 11.
The Company believes its estimates surrounding income taxes are reasonable based on the information that is known when the estimates are made.

40 MDU Resources Group, Inc. Form 10-K

Part II

Liquidity and Capital Commitments
At December 31, 2016, the Company had cash and cash equivalents of $46.1 million and available capacity of $504.9 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described later; and through the issuance of long-term debt.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital. Changes in cash flows for discontinued operations are related to the former exploration and production and refining businesses.
Cash flows provided by operating activities in 2016 decreased $199.6 million from 2015. The decrease in cash flows provided by operating activities was largely from lower cash flows at the exploration and production business. The decrease was also due to higher working capital requirements at the electric, natural gas distribution and pipeline and midstream businesses. Partially offsetting the decrease in cash flows provided by operating activities was higher cash flows from continuing operations (excluding working capital) at the electric, pipeline and midstream and construction materials and contracting businesses.
Cash flows provided by operating activities in 2015 increased $74.8 million from 2014. The increase was primarily due to lower working capital requirements of $232.2 million, primarily at the natural gas distribution business, largely related to lower natural gas sales and the construction services business, largely due to lower workloads; as well as lower income tax payments. Partially offsetting this increase was lower earnings primarily due to lower commodity prices at the exploration and production business.
Investing activities Cash flows used in investing activities in 2016 decreased $77.4 million from 2015 primarily due to lower capital expenditures largely at the electric and refining businesses. Partially offsetting this decrease is lower proceeds from the sale of properties at the exploration and production business.
Cash flows used in investing activities in 2015 decreased $521.7 million from 2014 primarily due to lower capital expenditures (including discontinued operations) and higher proceeds from the sale of properties, largely at the exploration and production business.
Financing activities Cash flows used in financing activities in 2016 decreased $60.8 million from 2015 primarily due to the lower repayment of long-term debt of $250.9 million, partially offset by debt repayment in connection with the sale of the refining business, lower capital contributions at the refining business and lower issuance of long-term debt of $36.9 million.
Cash flows used in financing activities was $255.7 million in 2015 compared to cash flows provided by financing activities of $325.2 million in 2014. The change was primarily due to the lower issuance of long-term debt of $260.2 million, higher repayment of long-term debt of $201.3 million and lower issuance of common stock.
Defined benefit pension plans
The Company has qualified noncontributory defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. At December 31, 2016, the pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $102.8 million. Pretax pension expense reflected in the years ended December 31, 2016, 2015 and 2014, was $2.1 million, $2.0 million and $1.1 million, respectively. The Company's pension expense is currently projected to be approximately $2.5 million to $3.5 million in 2017. Funding for the pension plans is actuarially determined. The minimum required contributions for 2015 and 2014 were approximately $3.9 million and $10.8 million, respectively. There were no minimum required contributions for 2016. For more information on the Company's pension plans, see Item 8 - Note 14.

MDU Resources Group, Inc. Form 10-K 41

Part II

Capital expenditures
The Company's capital expenditures from continuing operations for 2014 through 2016 and as anticipated for 2017 through 2019 are summarized in the following table.

	Actual (a)			Estimated
	2014	2015	2016	2017	2018	2019
	(In millions)
Capital expenditures:
Electric	$185	$333	$111	$142	$140	$110
Natural gas distribution	121	131	126	135	134	147
Pipeline and midstream	62	18	35	41	57	120
Construction materials and contracting	38	48	38	43	55	46
Construction services	27	38	60	9	9	10
Other (b)	2	4	2	153	152	2
Total capital expenditures	$435	$572	$372	$523	$547	$435

(a)	Capital expenditures for 2016, 2015 and 2014 include noncash capital expenditure-related accounts payable and AFUDC, totaling $(15.8) million, $35.3 million and $5.1 million, respectively.

(b)	Other includes additional growth capital in 2017 and 2018 not allocated to a specific business unit.

The 2016 capital expenditures were met from internal sources and the issuance of long-term debt. Estimated capital expenditures for the years 2017 through 2019 include those for:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Power generation and transmission opportunities, including certain costs for additional electric generating capacity

•	Environmental upgrades

•	Other growth opportunities
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures for the years 2017 through 2019 will be met from various sources, including internally generated funds; the Company's credit facilities, as described later; through the issuance of long-term debt; and asset sales.
Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at December 31, 2016. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Item 8 - Note 6.

42 MDU Resources Group, Inc. Form 10-K

Part II

The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at December 31, 2016:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$111.0	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$20.9		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$151.0	(b)	$—		9/23/21

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
The Company's coverage of fixed charges including preferred stock dividends was 3.9 times and 3.1 times for the 12 months ended December 31, 2016 and 2015, respectively.
On November 21, 2016, the Company entered into a $100.0 million note purchase agreement. The Company issued $40.0 million of Senior Notes under the agreement on November 21, 2016, with a due date of November 21, 2046, at an interest rate of 4.15 percent. The Company contracted to issue an additional $60.0 million of Senior Notes under the agreement on March 21, 2017, with due dates ranging from March 2032 to March 2037 at a weighted average interest rate of 3.61 percent.
Total equity as a percent of total capitalization was 56 percent and 58 percent at December 31, 2016 and 2015, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio indicates how a company is financing its operations, as well as its financial strength.
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

MDU Resources Group, Inc. Form 10-K 43

Part II

Intermountain Gas Company On November 9, 2016, Intermountain issued $30.0 million of Senior Notes with a due date of November 9, 2046, at an interest rate of 4.0 percent.
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
WBI Energy Transmission, Inc. On May 17, 2016, WBI Energy Transmission entered into an amendment to its amended and restated uncommitted note purchase and private shelf agreement to increase the aggregate issuance capacity from $175.0 million to $200.0 million and extend the issuance period to May 16, 2019. WBI Energy Transmission had $100.0 million of notes outstanding at December 31, 2016, which reduced capacity under this uncommitted private shelf agreement to $100.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt and restrictions on the sale of certain assets and the making of certain investments.
Off balance sheet arrangements
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $63.8 million at December 31, 2016, and are expected to mature by 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.
In March 2016, a sale agreement was signed to sell Fidelity's assets in the Paradox Basin. In connection with the sale, Centennial agreed to guarantee Fidelity's indemnity obligations associated with the Paradox Basin assets. The guarantee was required by the buyer as a condition to the sale of the Paradox Basin assets.
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

44 MDU Resources Group, Inc. Form 10-K

Part II

Contractual obligations and commercial commitments
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Item 8 - Notes 6 and 17. At December 31, 2016, the Company's commitments under these obligations were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Long-term debt	$43.6	$169.4	$162.2	$15.0	$151.0	$1,254.9	$1,796.1
Estimated interest payments*	77.4	74.5	65.2	62.7	61.3	543.0	884.1
Operating leases	51.7	43.3	33.9	23.2	9.4	42.0	203.5
Purchase commitments	367.7	215.7	189.4	138.0	130.6	859.5	1,900.9
	$540.4	$502.9	$450.7	$238.9	$352.3	$2,699.4	$4,784.6

*	Estimated interest payments are calculated based on the applicable rates and payment dates.

At December 31, 2016, the Company had total liabilities of $315.0 million related to asset retirement obligations that are excluded from the table above. Of the total asset retirement obligations, the current portion was $4.3 million at December 31, 2016, and was included in other accrued liabilities on the Consolidated Balance Sheet. The remainder, which constitutes the long-term portion of asset retirement obligations, was included in other liabilities on the Consolidated Balance Sheet. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 7.
The Company has no uncertain tax positions and no minimum funding requirements for its defined benefit pension plans for 2017.
The Company's MEPP contributions are based on union employee payroll, which cannot be determined in advance for future periods. The Company may also be required to make additional contributions to its MEPPs as a result of their funded status. For more information, see Item 1A - Risk Factors and Item 8 - Note 14.
Effects of Inflation
Inflation did not have a significant effect on the Company's operations in 2016, 2015 or 2014.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by taking advantage of market conditions when timing the placement of long-term financing. The Company from time to time has utilized interest rate swap agreements to manage a portion of the Company's interest rate risk and may take advantage of such agreements in the future to minimize such risk.
At December 31, 2016 and 2015, the Company had no outstanding interest rate hedges.
The following table shows the amount of debt, including current portion, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$43.6	$148.5	$51.2	$15.0	—	$1,254.9	$1,513.2	$1,559.0
Weighted average interest rate	6.3%	6.1%	4.3%	5.2%	—	4.8%	4.9%	—
Variable rate	—	$20.9	$111.0	—	$151.0	—	$282.9	$282.9
Weighted average interest rate	—	3.1%	1.1%	—	1.4%	—	1.4%	—

MDU Resources Group, Inc. Form 10-K 45

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ David L. Goodin	/s/ Doran N. Schwartz

David L. Goodin	Doran N. Schwartz
President and Chief Executive Officer	Vice President and Chief Financial Officer

46 MDU Resources Group, Inc. Form 10-K

Part II

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MDU Resources Group, Inc.
We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MDU Resources Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 24, 2017

MDU Resources Group, Inc. Form 10-K 47

Part II

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MDU Resources Group, Inc.
We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 24, 2017

48 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Statements of Income

Years ended December 31,	2016	2015	2014
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$1,141,454	$1,149,038	$1,246,903
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	2,987,374	2,865,014	2,868,170
Total operating revenues	4,128,828	4,014,052	4,115,073
Operating expenses:
Fuel and purchased power	75,512	86,238	89,312
Purchased natural gas sold	382,753	450,114	558,463
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	312,404	278,171	269,175
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	2,580,895	2,527,052	2,523,039
Depreciation, depletion and amortization	216,318	211,747	203,084
Taxes, other than income	151,826	140,955	144,818
Total operating expenses	3,719,708	3,694,277	3,787,891
Operating income	409,120	319,775	327,182
Other income	4,956	18,457	9,138
Interest expense	87,848	91,179	86,871
Income before income taxes	326,228	247,053	249,449
Income taxes	93,132	70,664	64,422
Income from continuing operations	233,096	176,389	185,027
Income (loss) from discontinued operations, net of tax (Note 2)	(300,354)	(834,080)	109,311
Net income (loss)	(67,258)	(657,691)	294,338
Loss from discontinued operations attributable to noncontrolling interest (Note 2)	(131,691)	(35,256)	(3,895)
Dividends declared on preferred stocks	685	685	685
Earnings (loss) on common stock	$63,748	$(623,120)	$297,548
Earnings (loss) per common share - basic:
Earnings before discontinued operations	$1.19	$.90	$.96
Discontinued operations attributable to the Company, net of tax	(.86)	(4.10)	.59
Earnings (loss) per common share - basic	$.33	$(3.20)	$1.55
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$1.19	$.90	$.96
Discontinued operations attributable to the Company, net of tax	(.86)	(4.10)	.59
Earnings (loss) per common share - diluted	$.33	$(3.20)	$1.55
Weighted average common shares outstanding - basic	195,299	194,928	192,507
Weighted average common shares outstanding - diluted	195,618	194,986	192,587
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 49

Part II

Consolidated Statements of Comprehensive Income

Years ended December 31,	2016	2015	2014
	(In thousands)
Net income (loss)	$(67,258)	$(657,691)	$294,338
Other comprehensive income (loss):
Net unrealized gain on derivative instruments qualifying as hedges:
Reclassification adjustment for loss on derivative instruments included in net income (loss), net of tax of $226, $233 and $240 in 2016, 2015 and 2014, respectively	367	404	399
Reclassification adjustment for loss on derivative instruments included in income (loss) from discontinued operations, net of tax of $0, $0 and $173 in 2016, 2015 and 2014, respectively	—	—	295
Net unrealized gain on derivative instruments qualifying as hedges	367	404	694
Postretirement liability adjustment:
Postretirement liability losses arising during the period, net of tax of $(836), $(55) and $(7,665) in 2016, 2015 and 2014, respectively	(1,470)	(88)	(12,409)
Amortization of postretirement liability losses included in net periodic benefit cost (credit), net of tax of $1,425, $1,128 and $492 in 2016, 2015 and 2014, respectively	2,506	1,794	796
Reclassification of postretirement liability adjustment to regulatory asset, net of tax of $0, $1,416 and $4,509 in 2016, 2015 and 2014, respectively	—	2,255	7,202
Postretirement liability adjustment	1,036	3,961	(4,411)
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $31, $(105) and $(99) in 2016, 2015 and 2014, respectively	51	(173)	(162)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss), net of tax of $0, $490 and $0 in 2016, 2015 and 2014, respectively	—	802	—
Foreign currency translation adjustment	51	629	(162)
Net unrealized loss on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(98), $(91) and $(83) in 2016, 2015 and 2014, respectively	(182)	(170)	(154)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss), net of tax of $77, $70 and $73 in 2016, 2015 and 2014, respectively	143	131	135
Net unrealized loss on available-for-sale investments	(39)	(39)	(19)
Other comprehensive income (loss)	1,415	4,955	(3,898)
Comprehensive income (loss)	(65,843)	(652,736)	290,440
Comprehensive loss from discontinued operations attributable to noncontrolling interest	(131,691)	(35,256)	(3,895)
Comprehensive income (loss) attributable to common stockholders	$65,848	$(617,480)	$294,335
The accompanying notes are an integral part of these consolidated financial statements.

50 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Balance Sheets

December 31,	2016	2015
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$46,107	$83,903
Receivables, net	630,243	582,475
Inventories	238,273	240,551
Prepayments and other current assets	48,461	29,528
Current assets held for sale	14,391	54,847
Total current assets	977,475	991,304
Investments	125,866	119,704
Property, plant and equipment (Note 1)	6,510,229	6,387,702
Less accumulated depreciation, depletion and amortization	2,578,902	2,489,322
Net property, plant and equipment	3,931,327	3,898,380
Deferred charges and other assets:
Goodwill (Note 3)	631,791	635,204
Other intangible assets, net (Note 3)	5,925	7,342
Other	415,419	351,603
Noncurrent assets held for sale	196,664	561,617
Total deferred charges and other assets	1,249,799	1,555,766
Total assets	$6,284,467	$6,565,154
Liabilities and Equity
Current liabilities:
Long-term debt due within one year	$43,598	$238,539
Accounts payable	279,962	286,061
Taxes payable	48,164	46,880
Dividends payable	37,767	36,784
Accrued compensation	65,867	45,192
Other accrued liabilities	184,377	167,322
Current liabilities held for sale	9,924	126,483
Total current liabilities	669,659	947,261
Long-term debt (Note 6)	1,746,561	1,557,624
Deferred credits and other liabilities:
Deferred income taxes	668,226	663,629
Other	883,777	812,342
Noncurrent liabilities held for sale	—	63,750
Total deferred credits and other liabilities	1,552,003	1,539,721
Commitments and contingencies (Notes 14, 16 and 17)
Equity:
Preferred stocks (Note 8)	15,000	15,000
Common stockholders' equity:
Common stock (Note 9) Authorized - 500,000,000 shares, $1.00 par value Issued - 195,843,297 shares in 2016 and 195,804,665 shares in 2015	195,843	195,805
Other paid-in capital	1,232,478	1,230,119
Retained earnings	912,282	996,355
Accumulated other comprehensive loss	(35,733)	(37,148)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total common stockholders' equity	2,301,244	2,381,505
Total stockholders' equity	2,316,244	2,396,505
Noncontrolling interest	—	124,043
Total equity	2,316,244	2,520,548
Total liabilities and equity	$6,284,467	$6,565,154
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 51

Part II

Consolidated Statements of Equity

Years ended December 31, 2016, 2015 and 2014
					Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss			Noncon-trolling Interest
	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount		Total
	(In thousands, except shares)
Balance at
December 31, 2013	150,000	$15,000	189,868,780	$189,869	$1,056,996	$1,603,130	$(38,205)	(538,921)	$(3,626)	$32,738	$2,855,902
Net income (loss)	—	—	—	—	—	298,233	—	—	—	(3,895)	294,338
Other comprehensive loss	—	—	—	—	—	—	(3,898)	—	—	—	(3,898)
Dividends declared on preferred stocks	—	—	—	—	—	(685)	—	—	—	—	(685)
Dividends declared on common stock	—	—	—	—	—	(137,851)	—	—	—	—	(137,851)
Stock-based compensation	—	—	—	—	6,191	—	—	—	—	—	6,191
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	326,122	326	(5,890)	—	—	—	—	—	(5,564)
Excess tax benefit on stock-based compensation	—	—	—	—	4,729	—	—	—	—	—	4,729
Issuance of common stock	—	—	4,559,910	4,560	145,162	—	—	—	—	—	149,722
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	86,900	86,900
Balance at
December 31, 2014	150,000	15,000	194,754,812	194,755	1,207,188	1,762,827	(42,103)	(538,921)	(3,626)	115,743	3,249,784
Net loss	—	—	—	—	—	(622,435)	—	—	—	(35,256)	(657,691)
Other comprehensive income	—	—	—	—	—	—	4,955	—	—	—	4,955
Dividends declared on preferred stocks	—	—	—	—	—	(685)	—	—	—	—	(685)
Dividends declared on common stock	—	—	—	—	—	(143,352)	—	—	—	—	(143,352)
Stock-based compensation	—	—	—	—	3,689	—	—	—	—	—	3,689
Net tax deficit on stock-based compensation	—	—	—	—	(1,606)	—	—	—	—	—	(1,606)
Issuance of common stock	—	—	1,049,853	1,050	20,848	—	—	—	—	—	21,898
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	52,000	52,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(8,444)	(8,444)
Balance at
December 31, 2015	150,000	15,000	195,804,665	195,805	1,230,119	996,355	(37,148)	(538,921)	(3,626)	124,043	2,520,548
Net income (loss)	—	—	—	—	—	64,433	—	—	—	(131,691)	(67,258)
Other comprehensive income	—	—	—	—	—	—	1,415	—	—	—	1,415
Dividends declared on preferred stocks	—	—	—	—	—	(685)	—	—	—	—	(685)
Dividends declared on common stock	—	—	—	—	—	(147,821)	—	—	—	—	(147,821)
Stock-based compensation	—	—	—	—	4,383	—	—	—	—	—	4,383
Net tax deficit on stock-based compensation	—	—	—	—	(1,663)	—	—	—	—	—	(1,663)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	38,632	38	(361)	—	—	—	—	—	(323)
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	—	7,648	7,648
Balance at
December 31, 2016	150,000	$15,000	195,843,297	$195,843	$1,232,478	$912,282	$(35,733)	(538,921)	$(3,626)	$—	$2,316,244
The accompanying notes are an integral part of these consolidated financial statements.

52 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Statements of Cash Flows

Years ended December 31,	2016	2015	2014
	(In thousands)
Operating activities:
Net income (loss)	$(67,258)	$(657,691)	$294,338
Income (loss) from discontinued operations, net of tax	(300,354)	(834,080)	109,311
Income from continuing operations	233,096	176,389	185,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	216,318	211,747	203,084
Deferred income taxes	(2,049)	(25,356)	54,963
Excess tax benefit on stock-based compensation	—	—	(4,729)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(25,641)	4,704	6,652
Inventories	2,433	2,265	(17,484)
Other current assets	(17,925)	60,182	(45,830)
Accounts payable	7,039	37,224	(47,092)
Other current liabilities	36,146	6,864	(17,252)
Other noncurrent changes	(26,459)	(10,240)	(18,144)
Net cash provided by continuing operations	422,958	463,779	299,195
Net cash provided by discontinued operations	39,251	198,053	287,867
Net cash provided by operating activities	462,209	661,832	587,062
Investing activities:
Capital expenditures	(388,183)	(536,832)	(429,336)
Net proceeds from sale or disposition of property and other	44,826	54,569	28,899
Investments	(1,396)	1,515	(1,041)
Net cash used in continuing operations	(344,753)	(480,748)	(401,478)
Net cash provided by (used in) discontinued operations	39,658	98,295	(502,712)
Net cash used in investing activities	(305,095)	(382,453)	(904,190)
Financing activities:
Repayment of short-term borrowings	—	—	(11,500)
Issuance of long-term debt	309,064	345,920	606,168
Repayment of long-term debt	(315,647)	(566,498)	(365,247)
Proceeds from issuance of common stock	—	21,898	150,060
Dividends paid	(147,156)	(142,835)	(136,712)
Excess tax benefit on stock-based compensation	—	—	4,729
Tax withholding on stock-based compensation	(323)	—	(5,564)
Net cash provided by (used in) continuing operations	(154,062)	(341,515)	241,934
Net cash provided by (used in) discontinued operations	(40,852)	85,785	83,262
Net cash provided by (used in) financing activities	(194,914)	(255,730)	325,196
Effect of exchange rate changes on cash and cash equivalents	4	(225)	(155)
Increase (decrease) in cash and cash equivalents	(37,796)	23,424	7,913
Cash and cash equivalents - beginning of year	83,903	60,479	52,566
Cash and cash equivalents - end of year	$46,107	$83,903	$60,479
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 53

Part II

Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation
The abbreviations and acronyms used throughout are defined following the Notes to Consolidated Financial Statements. The consolidated financial statements of the Company include the accounts of the following businesses: electric, natural gas distribution, pipeline and midstream, construction materials and contracting, construction services and other. The electric and natural gas distribution businesses, as well as a portion of the pipeline and midstream business, are regulated. Construction materials and contracting, construction services and the other businesses, as well as a portion of the pipeline and midstream business, are nonregulated. For further descriptions of the Company's businesses, see Note 13. Intercompany balances and transactions have been eliminated in consolidation, except for certain transactions related to the Company's regulated operations in accordance with GAAP. The statements also include the ownership interests in the assets, liabilities and expenses of jointly owned electric generating facilities.
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
Management has also evaluated the impact of events occurring after December 31, 2016, up to the date of issuance of these consolidated financial statements.
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
In the second quarter of 2015, the Company began the marketing and sale process of Fidelity, with an anticipated sale to occur within one year. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. The sale of Fidelity was part of the Company's strategic plan to grow its capital investments in the remaining business segments and to focus on creating a greater long-term value.
The assets and liabilities for the Company's discontinued operations have been classified as held for sale and the results of operations are shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on the Company's discontinued operations, see Note 2.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. For more

54 MDU Resources Group, Inc. Form 10-K

Part II

information, see Percentage-of-completion method in this note. The total balance of receivables past due 90 days or more was $29.2 million and $27.8 million at December 31, 2016 and 2015, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at December 31, 2016 and 2015, was $10.5 million and $9.8 million, respectively.
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

	2016	2015
	(In thousands)
Aggregates held for resale	$115,471	$115,854
Asphalt oil	29,103	36,498
Natural gas in storage (current)	25,761	21,023
Materials and supplies	18,372	16,997
Merchandise for resale	16,437	15,318
Other	33,129	34,861
Total	$238,273	$240,551

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $49.5 million and $49.1 million at December 31, 2016 and 2015, respectively.
Investments
The Company's investments include the cash surrender value of life insurance policies, an insurance contract, mortgage-backed securities and U.S. Treasury securities. The Company measures its investment in the insurance contract at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss). For more information, see Notes 5 and 14.
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

	2016	2015	2014
		(In thousands)
Interest capitalized	$—	$4,381	$7,046
AFUDC - borrowed	$914	$4,907	$3,023
AFUDC - equity	$565	$7,971	$5,803
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

MDU Resources Group, Inc. Form 10-K 55

Part II

Property, plant and equipment at December 31 was as follows:

	2016	2015	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Regulated:
Electric:
Generation	$1,036,373	$1,003,173	39
Distribution	398,382	375,612	44
Transmission	284,048	255,842	57
Construction in progress	62,212	42,436	-
Other	107,598	109,085	14
Natural gas distribution:
Distribution	1,718,633	1,624,645	46
Construction in progress	19,934	20,530	-
Other	440,846	431,406	18
Pipeline and midstream:
Transmission	490,143	460,305	54
Gathering	37,831	37,831	20
Storage	45,350	44,011	62
Construction in progress	16,507	7,549	-
Other	40,873	40,168	33
Nonregulated:
Pipeline and midstream:
Gathering and processing	31,682	158,949	19
Construction in progress	13	89	-
Other	9,800	9,827	10
Construction materials and contracting:
Land	94,625	95,870	-
Buildings and improvements	102,347	96,864	19
Machinery, vehicles and equipment	930,471	937,084	12
Construction in progress	16,181	18,615	-
Aggregate reserves	405,751	404,995	*
Construction services:
Land	5,346	5,025	-
Buildings and improvements	26,693	25,259	26
Machinery, vehicles and equipment	132,217	121,940	6
Other	7,105	11,055	4
Other:
Land	2,837	2,837	-
Other	46,431	46,700	23
Less accumulated depreciation, depletion and amortization	2,578,902	2,489,322
Net property, plant and equipment	$3,931,327	$3,898,380

*	Depleted on the units-of-production method based on recoverable aggregate reserves.

Impairment of long-lived assets
The Company reviews the carrying values of its long-lived assets, excluding goodwill and assets held for sale, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. In the third quarter of 2015, the Company recognized an impairment of $14.1 million (before tax), largely related to the sale of certain non-strategic natural gas gathering assets that were written down to their estimated fair value that was determined using the market approach. In the second quarter of 2015, the Company recognized an impairment of $3.0 million (before tax) related to coalbed natural gas gathering assets located in Wyoming where there had been continued decline in natural gas development and production activity due to low natural gas prices. The coalbed natural gas gathering assets were

56 MDU Resources Group, Inc. Form 10-K

Part II

written down to their estimated fair value that was determined using the income approach. The impairments are recorded in operation and maintenance expense on the Consolidated Statements of Income. For more information on these nonrecurring fair value measurements, see Note 5.
No significant impairment losses were recorded in 2016, other than those related to the Company's assets held for sale and discontinued operations. For more information regarding these impairments, see Note 2.
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
The goodwill impairment test is a two-step process performed at the reporting unit level. The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Note 13. The first step of the impairment test involves comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the test is complete and no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, step two of the test is performed to determine the amount of impairment loss, if any. The impairment is computed by comparing the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the carrying value is greater than the implied fair value, an impairment loss must be recorded. For the years ended December 31, 2016, 2015 and 2014, there were no significant impairment losses recorded. At December 31, 2016, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, weighted average cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the weighted average cost of capital at each reporting unit. The weighted average cost of capital, which varies by reporting unit and is in the range of 5 percent to 9 percent, and a long-term growth rate projection of approximately 3 percent were utilized in the goodwill impairment test performed in the fourth quarter of 2016. Under the market approach, the Company estimates fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.
Revenue recognition
Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is reasonably assured. The Company recognizes utility revenue each month based on the services provided to all utility customers during the month. Accrued unbilled revenue which is included in receivables, net, represents revenues recognized in excess of amounts billed. Accrued unbilled revenue at Montana-Dakota, Cascade and Intermountain was $117.7 million and $102.1 million at December 31, 2016 and 2015, respectively. The Company recognizes construction contract revenue at its construction businesses using the percentage-of-completion method as discussed later. The Company recognizes all other revenues when services are rendered or goods are delivered. The Company presents revenues net of taxes collected from customers at the time of sale to be remitted to governmental authorities, including sales and use taxes.
Percentage-of-completion method
The Company recognizes construction contract revenue from fixed-price and modified fixed-price construction contracts at its construction businesses using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. If a loss is anticipated on a contract, the loss is immediately recognized.

MDU Resources Group, Inc. Form 10-K 57

Part II

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

	2016	2015
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$64,558	$64,369
Billings in excess of costs and estimated earnings on uncompleted contracts	$64,832	$68,048
Amounts representing balances billed but not paid by customers under retainage provisions in contracts at December 31 were as follows:

	2016	2015
	(In thousands)
Short-term retainage*	$45,109	$46,207
Long-term retainage**	1,506	1,605
Total retainage	$46,615	$47,812

*	Expected to be paid within one year or less and included in receivables, net.

**	Included in deferred charges and other assets - other.

Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for the recorded amount or incurs a gain or loss at its nonregulated operations or incurs a regulatory asset or liability at its regulated operations. For more information on asset retirement obligations, see Note 7.
Legal costs
The Company expenses external legal fees as they are incurred.
Natural gas costs recoverable or refundable through rate adjustments
Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments which are filed annually. Natural gas costs refundable through rate adjustments were $25.6 million and $20.9 million at December 31, 2016 and 2015, respectively, which is included in other accrued liabilities. Natural gas costs recoverable through rate adjustments were $2.2 million and $547,000 at December 31, 2016 and 2015, respectively, which is included in prepayments and other current assets.
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

58 MDU Resources Group, Inc. Form 10-K

Part II

Earnings (loss) per common share
Basic earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share were computed by dividing earnings (loss) on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding performance share awards. In 2016, 2015 and 2014, there were no shares excluded from the calculation of diluted earnings per share. Common stock outstanding includes issued shares less shares held in treasury. Net income (loss) was the same for both the basic and diluted earnings (loss) per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings (loss) per share calculation was as follows:

	2016	2015	2014
		(In thousands)
Weighted average common shares outstanding - basic	195,299	194,928	192,507
Effect of dilutive performance share awards	319	58	80
Weighted average common shares outstanding - diluted	195,618	194,986	192,587
Shares excluded from the calculation of diluted earnings per share	—	—	—
Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as impairment testing of assets held for sale, long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; uncollectible accounts; environmental and other loss contingencies; accumulated provision for revenues subject to refund; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
New accounting standards
Revenue from Contracts with Customers In May 2014, the FASB issued guidance on accounting for revenue from contracts with customers. The guidance provides for a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This guidance was to be effective for the Company on January 1, 2017. In August 2015, the FASB issued guidance deferring the effective date of the revenue guidance one year and allowing entities to early adopt. With this decision, the guidance will be effective for the Company on January 1, 2018. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. In addition, the modified approach will require additional disclosures. The Company is planning to adopt the guidance using the modified retrospective approach and continues to evaluate the effects it will have on its results of operations, financial position, cash flows and disclosures.
Simplifying the Presentation of Debt Issuance Costs In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs in the financial statements. This guidance requires entities to present debt issuance costs as a direct deduction to the related debt liability. The amortization of these costs will be reported as interest expense. The guidance was effective for the Company on January 1, 2016, and was to be applied retrospectively. Early adoption of this guidance was permitted, however the Company did not elect to do so. The guidance required a reclassification of the debt issuance costs on the Consolidated Balance Sheets, but did not impact the Company's results of operations or cash flows. As a result of the retrospective application of this change in accounting principle, the Company reclassified debt issuance costs of $100,000 from prepayments and other current assets and $6.0 million from deferred charges and other assets - other to long-term debt on its Consolidated Balance Sheets at December 31, 2015.
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

MDU Resources Group, Inc. Form 10-K 59

Part II

Simplifying the Measurement of Inventory In July 2015, the FASB issued guidance regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonably predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with IFRS. This guidance was effective for the Company on January 1, 2017, on a prospective basis. The Company does not anticipate the guidance will have a material effect on its results of operations, financial position or cash flows.
Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued guidance regarding the classification of deferred taxes on the balance sheet. The guidance will require all deferred tax assets and liabilities to be classified as noncurrent. These amendments will align GAAP with IFRS. Entities had the option to apply the guidance prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company adopted the guidance in the fourth quarter of 2016 and applied the retrospective method of adoption. The guidance required a reclassification of current deferred income taxes to noncurrent deferred income taxes on the Consolidated Balance Sheets, but did not impact the Company's results of operations or cash flows. As a result of the retrospective application of this change in accounting principle, the Company reclassified deferred income taxes of $33.1 million from current assets - deferred income taxes to deferred credits and other liabilities - deferred income taxes on its Consolidated Balance Sheets at December 31, 2015.
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
Improvements to Employee Share-Based Payment Accounting In March 2016, the FASB issued guidance regarding simplification of several aspects of the accounting for share-based payment transactions. The guidance will affect the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and calculation of dilutive shares. Certain amendments of this guidance are to be applied retrospectively and others prospectively. The Company adopted the guidance on January 1, 2017. All amendments in the guidance that apply to the Company were adopted on a prospective basis resulting in no adjustments being made to retained earnings. The Company anticipates the guidance will impact the Consolidated Statements of Income and the Consolidated Balance Sheets, as well as the dilutive earnings per share calculation, on a prospective basis with all taxes related to share-based payments recognized as income tax expense or benefit and no longer recognized in additional paid-in capital. The Company anticipates the guidance will not have a material impact on its cash flows.
Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued guidance to clarify the classification of certain cash receipts and payments in the statement of cash flows. The guidance is intended to standardize the presentation and classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements and distributions from equity method investments. In addition, the guidance clarifies how to classify transactions that have characteristics of more than one class of cash flows. This guidance will be effective for the Company on January 1, 2018, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period and apply any adjustments as of the beginning of the fiscal year. Entities must apply the guidance retrospectively unless it is impracticable to do so, in which case they may apply it prospectively as of the earliest date practicable. The Company is evaluating the effects the adoption of the new guidance will have on its cash flows and disclosures.
Clarifying the Definition of a Business In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The guidance will also affect other aspects of accounting, such as determining reporting units for goodwill testing. The guidance will be effective for the Company on January 1, 2018, and should be applied on a prospective basis with early adoption permitted for transactions that occur before the issuance or effective date of the amendments and only when the transactions have not been reported in the financial statements or made available for issuance. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.

60 MDU Resources Group, Inc. Form 10-K

Part II

Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating Step 2, which required an entity to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of such goodwill. This guidance requires entities to perform a quantitative impairment test, previously Step 1, to identify both the existence of impairment and the amount of impairment loss by comparing the fair value of a reporting unit to its carrying amount. Entities will continue to have the option of performing a qualitative assessment to determine if the quantitative impairment test is necessary. The guidance also requires additional disclosures if an entity has one or more reporting units with zero or negative carrying amounts of net assets. The guidance will be effective for the Company on January 1, 2020, and should be applied on a prospective basis with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
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
The after-tax changes in the components of accumulated other comprehensive loss as of December 31, 2016, 2015 and 2014, were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Post- retirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available- for-sale Investments	Total Accumulated Other Comprehensive Loss
			(In thousands)
Balance at December 31, 2014	$(3,071)	$(38,218)	$(829)	$15	$(42,103)
Other comprehensive income (loss) before reclassifications	—	(88)	(173)	(170)	(431)
Amounts reclassified from accumulated other comprehensive loss	404	1,794	802	131	3,131
Amounts reclassified from accumulated other comprehensive loss to a regulatory asset	—	2,255	—	—	2,255
Net current-period other comprehensive income (loss)	404	3,961	629	(39)	4,955
Balance at December 31, 2015	(2,667)	(34,257)	(200)	(24)	(37,148)
Other comprehensive income (loss) before reclassifications	—	(1,470)	51	(182)	(1,601)
Amounts reclassified from accumulated other comprehensive loss	367	2,506	—	143	3,016
Net current-period other comprehensive income (loss)	367	1,036	51	(39)	1,415
Balance at December 31, 2016	$(2,300)	$(33,221)	$(149)	$(63)	$(35,733)

MDU Resources Group, Inc. Form 10-K 61

Part II

Reclassifications out of accumulated other comprehensive loss for the years ended December 31 were as follows:

	2016	2015	Location on Consolidated Statements of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income (loss):
Interest rate derivative instruments	$(593)	$(637)	Interest expense
	226	233	Income taxes
	(367)	(404)
Amortization of postretirement liability losses included in net periodic benefit cost (credit)	(3,931)	(2,922)	(a)
	1,425	1,128	Income taxes
	(2,506)	(1,794)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income (loss)	—	(1,292)	Other income
	—	490	Income taxes
	—	(802)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss)	(220)	(201)	Other income
	77	70	Income taxes
	(143)	(131)
Total reclassifications	$(3,016)	$(3,131)

(a)	Included in net periodic benefit cost (credit). For more information, see Note 14.

Note 2 - Assets Held for Sale and Discontinued Operations
Assets held for sale
The assets and liabilities of Pronghorn have been classified as held for sale. Pronghorn's results of operations are included in the pipeline and midstream segment. The Company's consolidated financial statements and accompanying notes for the current period reflect Pronghorn classified as held for sale.
Pronghorn On November 21, 2016, WBI Energy Midstream announced it had entered into a purchase and sale agreement to sell its 50 percent non-operating ownership interest in Pronghorn to Tesoro Logistics. The transaction closed on January 1, 2017. The sale of Pronghorn further reduces the Company's risk exposure to commodity prices.
The carrying amounts of the major classes of assets and liabilities that are classified as held for sale associated with Pronghorn on the Company's Consolidated Balance Sheets at December 31 were as follows:

2016
(In thousands)
Assets
Current assets:
Prepayments and other current assets	$68
Total current assets held for sale	68
Noncurrent assets:
Net property, plant and equipment	93,424
Goodwill	9,737
Less allowance for impairment of assets held for sale	2,311
Total noncurrent assets held for sale	100,850
Total assets held for sale	$100,918
The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the fourth quarter of 2016, the fair value assessment was determined using the market approach based on the purchase and sale agreement with Tesoro Logistics. The fair value assessment indicated an impairment based on the carrying value exceeding the fair value, which resulted in the Company recording an impairment of $2.3 million ($1.4 million after tax) in the quarter ended December 31, 2016. The fair value of Pronghorn's assets has been

62 MDU Resources Group, Inc. Form 10-K

Part II

categorized as Level 3 in the fair value hierarchy. The impairment was recorded in operation and maintenance expense on the Consolidated Statement of Income.
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
Dakota Prairie Refining On June 24, 2016, WBI Energy entered into a membership interest purchase agreement with Tesoro to sell all of the outstanding membership interests in Dakota Prairie Refining to Tesoro. WBI Energy and Calumet each previously owned 50 percent of the Dakota Prairie Refining membership interests and were equal members in building and operating Dakota Prairie Refinery. To effectuate the sale, WBI Energy acquired Calumet's 50 percent membership interest in Dakota Prairie Refining on June 27, 2016. The sale of the membership interests to Tesoro closed on June 27, 2016. The sale of Dakota Prairie Refining reduces the Company's risk by decreasing exposure to commodity prices.
The Company retained certain liabilities of Dakota Prairie Refining which are reflected in current liabilities held for sale on the Consolidated Balance Sheet at December 31, 2016. Centennial continues to guarantee certain debt obligations of Dakota Prairie Refining; however, Tesoro has agreed to indemnify Centennial for any losses and litigation expenses arising for the guarantee. For more information related to the guarantee, see Note 17.

MDU Resources Group, Inc. Form 10-K 63

Part II

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of and activity associated with Dakota Prairie Refining on the Company's Consolidated Balance Sheets at December 31 were as follows:

	2016		2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—		$688
Receivables, net	—		7,693
Inventories	—		13,176
Income taxes receivable	13,987		2,495
Prepayments and other current assets	—		6,214
Total current assets held for sale	13,987		30,266
Noncurrent assets:
Net property, plant and equipment	—		412,717
Other	—		9,627
Total noncurrent assets held for sale	—		422,344
Total assets held for sale	$13,987		$452,610
Liabilities
Current liabilities:
Short-term borrowings	$—		$45,500
Long-term debt due within one year	—		5,250
Accounts payable	7,425		24,468
Taxes payable	—		1,391
Accrued compensation	—		938
Other accrued liabilities	—		4,953
Total current liabilities held for sale	7,425		82,500
Noncurrent liabilities:
Long-term debt	—		63,750
Deferred income taxes	14	(a)	23,841	(a)
Total noncurrent liabilities held for sale	14		87,591
Total liabilities held for sale	$7,439		$170,091

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to noncurrent deferred income tax assets and are reflected in noncurrent assets held for sale.

The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the second quarter of 2016, the fair value assessment was determined using the market approach based on the sale transaction to Tesoro. The fair value assessment indicated an impairment based on the carrying value exceeding the fair value, which resulted in the Company recording an impairment of $251.9 million ($156.7 million after tax) in the quarter ended June 30, 2016. The impairment was included in operating expenses from discontinued operations. The fair value of Dakota Prairie Refining's assets have been categorized as Level 3 in the fair value hierarchy. At December 31, 2016, the Company has not incurred any material exit and disposal costs related to Dakota Prairie Refining, and does not expect to incur any material exit and disposal costs.
Fidelity In the second quarter of 2015, the Company began the marketing and sale process of Fidelity with an anticipated sale to occur within one year. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's oil and natural gas assets. The completion of the majority of these sales occurred between October 2015 and April 2016. The sale of Fidelity was part of the Company's strategic plan to grow its capital investments in the remaining business segments and to focus on creating a greater long-term value.

64 MDU Resources Group, Inc. Form 10-K

Part II

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of Fidelity on the Company's Consolidated Balance Sheets at December 31 were as follows:

	2016		2015
	(In thousands)
Assets
Current assets:
Receivables, net	$355		$13,387
Inventories	—		1,308
Income taxes receivable	—		9,665
Prepayments and other current assets	—		221
Total current assets held for sale	355		24,581
Noncurrent assets:
Investments	—		37
Net property, plant and equipment	5,507		793,422
Deferred income taxes	91,098		124,035
Other	161		161
Less allowance for impairment of assets held for sale	938		754,541
Total noncurrent assets held for sale	95,828		163,114
Total assets held for sale	$96,183		$187,695
Liabilities
Current liabilities:
Accounts payable	$141		$25,013
Taxes payable	19	(a)	1,052
Accrued compensation	—		13,080
Other accrued liabilities	2,358		4,838
Total current liabilities held for sale	2,518		43,983
Total liabilities held for sale	$2,518		$43,983

(a)	On the Company's Consolidated Balance Sheets, this amount was reclassified to prepayments and other current assets and is reflected in current assets held for sale.

At December 31, 2016 and 2015, the Company’s deferred tax assets included in assets held for sale were largely comprised of $89.3 million and $78.9 million, respectively, of federal and state net operating loss carryforwards.
The Company had federal income tax net operating loss carryforwards of $297.2 million and $208.2 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had various state income tax net operating loss carryforwards of $189.1 million and $201.4 million, respectively. The federal net operating loss carryforwards expire in 2036 and 2037 if not utilized. The state net operating loss carryforwards are due to expire between 2023 and 2037. It is likely a portion of the benefit from the state carryforwards will not be realized; therefore, valuation allowances of $500,000 and $300,000 have been provided in 2016 and 2015, respectively.
The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the second quarter of 2016, the fair value assessment was determined using the income and market approaches. The income approach was determined by using the present value of future estimated cash flows. The market approach was based on market transactions of similar properties. The estimated carrying value exceeded the fair value and the Company recorded an impairment of $900,000 ($600,000 after tax) in the second quarter of 2016. In the first quarter of 2016, the fair value assessment was determined using the market approach largely based on a purchase and sale agreement. The estimated fair value exceeded the carrying value and the Company recorded an impairment reversal of $1.4 million($900,000 after tax) in the first quarter of 2016. In the second quarter of 2015, the estimated fair value was determined using the income and the market approaches. The income approach was determined by using the present value of future estimated cash flows. The income approach considered management’s views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry including estimated reserves, estimated prices, market differentials, estimates of well operating and future development costs and timing of operations. The estimated cash flows were discounted using a rate believed to be consistent with those used by principal market participants. The market approach was provided by a third party and based on market transactions involving similar interests in oil and natural gas properties. The fair value assessment indicated an impairment based on the carrying value exceeding the estimated fair value, which resulted in the Company writing down Fidelity’s assets at June 30, 2015, and recording an impairment of $400.0 million ($252.0 million after tax) during the second quarter of 2015. In the third quarter of 2015, the estimated fair value of Fidelity was

MDU Resources Group, Inc. Form 10-K 65

Part II

determined by agreed upon pricing in the purchase and sale agreements for the assets subject to the agreements, the majority of which closed during the fourth quarter of 2015, including customary purchase price adjustments. The values received in the bid proposals were lower than originally anticipated due to lower commodity prices than those projected in the second quarter of 2015. For those assets for which a purchase and sale agreement had not been entered into at that time, the fair value was based on the market approach utilizing multiples based on similar interests in oil and natural gas properties. The fair value assessment indicated an impairment based on the carrying value exceeding the estimated fair value, which resulted in the Company writing down Fidelity’s assets at September 30, 2015, and recording an impairment of $356.1 million ($224.4 million after tax). In the fourth quarter of 2015, the fair value assessment was determined using the market approach based on purchase and sale agreements. The estimated fair value exceeded the carrying value and the Company recorded an impairment reversal of $1.6 million ($1.0 million after tax) in the fourth quarter of 2015. The impairments were included in operating expenses from discontinued operations. The estimated fair value of Fidelity's assets have been categorized as Level 3 in the fair value hierarchy.
The Company incurred transaction costs of approximately $300,000 in the first quarter of 2016 and $2.5 million in 2015. In addition to the transaction costs, and due in part to the change in plans to sell the assets of Fidelity rather than sell Fidelity as a company, Fidelity incurred and expensed approximately $5.6 million of exit and disposal costs in 2016, and has incurred $10.5 million of exit and disposal costs to date. The Company does not expect to incur any additional material exit and disposal costs. The exit and disposal costs are associated with severance and other related matters and exclude the office lease expiration discussed in the following paragraph.
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
Fidelity previously held commodity derivatives that were not designated as hedging instruments. The amount of gain (loss) recognized in discontinued operations, before tax, was $(18.3) million and $23.4 million in the years ended December 31, 2015 and 2014, respectively.
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

66 MDU Resources Group, Inc. Form 10-K

Part II

CEM In 2007, Centennial Resources sold CEM to Bicent. In connection with the sale, Centennial Resources agreed to indemnify Bicent and its affiliates from certain third party claims arising out of or in connection with Centennial Resources' ownership or operation of CEM prior to the sale. In addition, Centennial had previously guaranteed CEM's obligations under a construction contract. The Company incurred legal expenses and had a benefit related to the resolution of this matter in the second quarter of 2014, which are reflected in discontinued operations in the consolidated financial statements and accompanying notes.
Dakota Prairie Refining, Fidelity and CEM The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining, Fidelity and CEM, to the after-tax net income (loss) from discontinued operations on the Company's Consolidated Statements of Income at December 31 were as follows:

	2016	2015	2014
	(In thousands)
Operating revenues	$123,024	$363,115	$547,571
Operating expenses	513,813	1,666,941	386,651
Operating income (loss)	(390,789)	(1,303,826)	160,920
Other income	306	3,149	1,898
Interest expense	1,753	2,124	145
Income (loss) from discontinued operations before income taxes	(392,236)	(1,302,801)	162,673
Income taxes	(91,882)	(468,721)	53,362
Income (loss) from discontinued operations	(300,354)	(834,080)	109,311
Loss from discontinued operations attributable to noncontrolling interest	(131,691)	(35,256)	(3,895)
Income (loss) from discontinued operations attributable to the Company	$(168,663)	$(798,824)	$113,206

The pretax loss from discontinued operations attributable to the Company, related to the operations of and activity associated with Dakota Prairie Refining, was $253.5 million, $31.5 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 3 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2016, were as follows:

	Balance at January 1, 2016	*	Goodwill Acquired During the Year	Held for Sale	Balance at December 31, 2016
	(In thousands)
Natural gas distribution	$345,736		$—	$—	$345,736
Pipeline and midstream	9,737		—	(9,737)	—
Construction materials and contracting	176,290		—	—	176,290
Construction services	103,441		6,324	—	109,765
Total	$635,204		$6,324	$(9,737)	$631,791

*	Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

The changes in the carrying amount of goodwill for the year ended December 31, 2015, were as follows:

	Balance at January 1, 2015	*	Goodwill Acquired During the Year	Balance at December 31, 2015	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		—	103,441
Total	$635,204		$—	$635,204

*	Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

MDU Resources Group, Inc. Form 10-K 67

Part II

Other amortizable intangible assets at December 31 were as follows:

	2016	2015
	(In thousands)
Customer relationships	$17,145	$20,975
Less accumulated amortization	13,917	16,845
	3,228	4,130
Noncompete agreements	2,430	4,409
Less accumulated amortization	1,658	3,655
	772	754
Other	7,768	8,304
Less accumulated amortization	5,843	5,846
	1,925	2,458
Total	$5,925	$7,342
Amortization expense for amortizable intangible assets for the years ended December 31, 2016, 2015 and 2014, was $2.5 million, $2.5 million and $3.2 million, respectively. Estimated amortization expense for intangible assets is $2.2 million in 2017, $1.2 million in 2018, $1.0 million in 2019, $500,000 in 2020, $200,000 in 2021 and $800,000 thereafter.
Note 4 - Regulatory Assets and Liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery Period	*	2016	2015
			(In thousands)
Regulatory assets:
Pension and postretirement benefits (a)	(e)		$176,025	$185,832
Taxes recoverable from customers (a)	Over plant lives		28,278	27,682
Manufactured gas plant sites remediation (a)	—		18,259	18,617
Asset retirement obligations (a)	—		42,580	8,000
Natural gas costs recoverable through rate adjustments (b)	Up to 1 year		2,242	547
Long-term debt refinancing costs (a)	Up to 21 years		6,248	7,031
Costs related to identifying generation development (a)	Up to 10 years		3,407	3,808
Other (a) (b)	Largely within 1- 4 years		30,281	11,741
Total regulatory assets			307,320	263,258
Regulatory liabilities:
Plant removal and decommissioning costs (c)			176,972	182,981
Taxes refundable to customers (c)			11,010	17,060
Pension and postretirement benefits (c)			9,099	4,764
Natural gas costs refundable through rate adjustments (d)			25,580	20,884
Other (c) (d)			19,191	17,429
Total regulatory liabilities			241,852	243,118
Net regulatory position			$65,468	$20,140

*	Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.

(a)	Included in deferred charges and other assets - other on the Consolidated Balance Sheets.

(b)	Included in prepayments and other current assets on the Consolidated Balance Sheets.

(c)	Included in deferred credits and other liabilities - other on the Consolidated Balance Sheets.

(d)	Included in other accrued liabilities on the Consolidated Balance Sheets.

(e)	Recovered as expense is incurred or cash contributions are made.

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. As of December 31, 2016 and 2015, approximately $255.4 million and $224.7 million, respectively, of regulatory assets were not earning a rate of return.
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
Note 5 - Fair Value Measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $70.9 million and $67.5 million at December 31, 2016 and 2015, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2016, 2015 and 2014, were $3.4 million, $1.7 million and $3.4 million, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.
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

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,546	$8	$(105)	$10,449
Total	$10,546	$8	$(105)	$10,449

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,128	$19	$(49)	$9,098
U.S. Treasury securities	1,315	—	(6)	1,309
Total	$10,443	$19	$(55)	$10,407
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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2016 and 2015, there were no transfers between Levels 1 and 2.

MDU Resources Group, Inc. Form 10-K 69

Part II

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(In thousands)
Assets:
Money market funds	$—	$1,602	$—	$1,602
Insurance contract*	—	70,921	—	70,921
Available-for-sale securities:
Mortgage-backed securities	—	10,449	—	10,449
Total assets measured at fair value	$—	$82,972	$—	$82,972

*
The insurance contract invests approximately 52 percent in fixed-income investments, 22 percent in common stock of large-cap companies, 13 percent in common stock of mid-cap companies, 10 percent in common stock of small-cap companies, 1 percent in target date investments and 2 percent in cash equivalents.

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
During the second quarter of 2015, coalbed natural gas gathering assets at the pipeline and midstream segment were reviewed for impairment and found to be impaired and were written down to their estimated fair value using the income approach. Under this approach, fair value is determined by using the present value of future estimated cash flows. The factors used to determine the estimated future cash flows include, but are not limited to, internal estimates of gathering revenue, future commodity prices and operating costs and equipment salvage values. The estimated cash flows are discounted using a rate that approximates the weighted average cost of capital of a market participant. These fair value inputs are not typically observable. At June 30, 2015, natural gas gathering assets were written down to the nonrecurring fair value measurement of $1.1 million.
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

70 MDU Resources Group, Inc. Form 10-K

Part II

The fair value of these natural gas gathering assets have been categorized as Level 3 in the fair value hierarchy.
The Company performed a fair value assessment of the assets and liabilities classified as held for sale. For more information on these Level 3 nonrecurring fair value measurements, see Note 2.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt at December 31 was as follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Long-term debt	$1,790,159	$1,841,885	$1,796,163	$1,819,828
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 6 - Debt
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
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries:

Company	Facility		Facility Limit		Amount Outstanding at December 31, 2016		Amount Outstanding at December 31, 2015		Letters of Credit at December 31, 2016		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$111.0	(b)	$44.5	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$—		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$20.9		$47.9		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$151.0	(b)	$18.0	(b)	$—		9/23/21

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

MDU Resources Group, Inc. Form 10-K 71

Part II

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
On November 21, 2016, the Company entered into a $100.0 million note purchase agreement. The Company issued $40.0 million of Senior Notes under the agreement on November 21, 2016, with a due date of November 21, 2046, at an interest rate of 4.15 percent. The Company contracted to issue an additional $60.0 million of Senior Notes under the agreement on March 21, 2017, with due dates ranging from March 2032 to March 2037 at a weighted average interest rate of 3.61 percent.
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
On November 9, 2016, Intermountain issued $30.0 million of Senior Notes with a due date of November 9, 2046, at an interest rate of 4.0 percent.
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
Centennial's revolving credit agreement and certain debt outstanding under an expired uncommitted long-term master shelf agreement contain customary covenants and provisions, including a covenant of Centennial, not to permit, as of the end of any fiscal quarter, the ratio of total consolidated debt to total consolidated capitalization to be greater than 65 percent (for the revolving credit agreement) and a

72 MDU Resources Group, Inc. Form 10-K

Part II

covenant of Centennial and certain of its subsidiaries, not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 60 percent (for the master shelf agreement). The master shelf agreement also includes a covenant that does not permit the ratio of Centennial's EBITDA to interest expense, for the 12-month period ended each fiscal quarter, to be less than 1.75 to 1. Other covenants include restricted payments, restrictions on the sale of certain assets, limitations on subsidiary indebtedness, minimum consolidated net worth, limitations on priority debt and the making of certain loans and investments.
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
WBI Energy Transmission, Inc. On May 17, 2016, WBI Energy Transmission entered into an amendment to its amended and restated uncommitted note purchase and private shelf agreement to increase the aggregate issuance capacity from $175.0 million to $200.0 million and extend the issuance period to May 16, 2019. WBI Energy Transmission had $100.0 million of notes outstanding at December 31, 2016, which reduced the remaining capacity under this uncommitted private shelf agreement to $100.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt and restrictions on the sale of certain assets and the making of certain investments.
Long-term Debt Outstanding Long-term debt outstanding at December 31 was as follows:

	2016	2015
	(In thousands)
Senior Notes at a weighted average rate of 4.87%, due on dates ranging from August 31, 2017 to January 15, 2055	$1,437,831	$1,616,246
Commercial paper at a weighted average rate of 1.27%, supported by revolving credit agreements	262,000	62,500
Medium-Term Notes at a weighted average rate of 6.68%, due on dates ranging from September 1, 2020 to March 16, 2029	50,000	50,000
Other notes at a weighted average rate of 5.25%, due on February 1, 2035	24,471	24,589
Credit agreements at a weighted average rate of 3.14%, due on dates ranging from July 13, 2018 to November 30, 2038	21,793	48,906
Unamortized debt issuance costs	(5,832)	(6,069)
Discount	(104)	(9)
Total long-term debt	1,790,159	1,796,163
Less current maturities	43,598	238,539
Net long-term debt	$1,746,561	$1,557,624
Schedule of Debt Maturities Long-term debt maturities for the five years and thereafter following December 31, 2016, were as follows:

	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt maturities	$43,598	$169,449	$162,154	$15,021	$151,013	$1,254,860
Note 7 - Asset Retirement Obligations
The Company records obligations related to retirement costs of natural gas distribution mains and lines, natural gas transmission lines, storage facilities, decommissioning of certain electric generating facilities, reclamation of certain aggregate properties, special handling and disposal of hazardous materials at certain electric generating facilities, natural gas distribution facilities and buildings, and certain other obligations as asset retirement obligations.

MDU Resources Group, Inc. Form 10-K 73

Part II

A reconciliation of the Company's liability, which is included in other accrued liabilities and deferred credits and other liabilities - other on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$242,224	$27,211
Liabilities incurred	15,114	2,751
Liabilities settled	(4,338)	(1,708)
Accretion expense	13,918	2,134
Revisions in estimates	48,052	211,836
Balance at end of year	$314,970	$242,224
The 2016 revisions in estimates consist principally of updated asset retirement obligation costs associated with natural gas transmission lines and storage facilities at the pipeline and midstream segment. The 2015 revisions in estimates consist principally of updated asset retirement obligation costs associated with natural gas distribution mains and lines at the natural gas distribution segment.
The Company believes that largely all expenses related to asset retirement obligations at the Company's regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets. For more information on the Company's regulatory assets and liabilities, see Note 4.
Note 8 - Preferred Stocks
Preferred stocks at December 31 were as follows:

	2016	2015
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
For the years 2016, 2015 and 2014, dividends declared on the 4.50% Series and 4.70% Series preferred stocks were $4.50 and $4.70 per share, respectively. The 4.50% Series and 4.70% Series preferred stocks outstanding are subject to redemption, in whole or in part, at the option of the Company with certain limitations on 30 days notice on any quarterly dividend date at a redemption price, plus accrued dividends, of $105 per share and $102 per share, respectively.
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

74 MDU Resources Group, Inc. Form 10-K

Part II

Subject to the foregoing, the holders of common stock exclusively possess all voting power. However, if cumulative dividends on preferred stock are in arrears, in whole or in part, for one year, the holders of preferred stock would obtain the right to one vote per share until all dividends in arrears have been paid and current dividends have been declared and set aside.
Note 9 - Common Stock
For the years 2016, 2015 and 2014, dividends declared on common stock were $.7550, $.7350 and $.7150 per common share, respectively.
The Stock Purchase Plan provided interested investors the opportunity to make optional cash investments and to reinvest all or a percentage of their cash dividends in shares of the Company's common stock. The K-Plan provides participants the option to invest in the Company's common stock. From January 2014 through August 2015, the Stock Purchase Plan and K-Plan, with respect to Company stock, purchased shares of authorized but unissued common stock from the Company. From September 2015 through December 2016, the K-Plan purchased shares of common stock on the open market. At December 31, 2016, there were 7.8 million shares of common stock reserved for original issuance under the K-Plan. From September 2015 through December 4, 2016, the Stock Purchase Plan purchased shares of common stock on the open market. On December 5, 2016, the Stock Purchase Plan was terminated and all remaining shares reserved for original issuance under the plan have been de-registered.
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
Pursuant to a covenant under a credit agreement, Centennial may only declare or pay distributions if as of the last day of any fiscal quarter, the ratio of Centennial's average consolidated indebtedness as of the last day of such fiscal quarter and each of the preceding three fiscal quarters to Centennial's Consolidated EBITDA does not exceed 3 to 1; and after giving effect to such distribution, all distributions made during the 12-month period ending on the last day of the fiscal quarter in which such distribution is made will not exceed the remainder of Centennial's Consolidated EBITDA minus Centennial's capital expenditures less the net cash proceeds from all sales of capital assets from continuing operations, for the immediately preceding 12-month period. Intermountain and Cascade have regulatory limitations on the amount of dividends each can pay. Based on these limitations, approximately $1.3 billion of the net assets of the Company's subsidiaries were restricted from being used to transfer funds to the Company at December 31, 2016. In addition, the Company's credit agreement also contains restrictions on dividend payments. The most restrictive limitation requires the Company not to permit the ratio of funded debt to capitalization (determined with respect to the Company alone, excluding its subsidiaries) to be greater than 65 percent. Based on this limitation, approximately $351 million of the Company's (excluding its subsidiaries) net assets, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2016. In addition, state regulatory commissions may require the Company to maintain certain capitalization ratios. These requirements are not expected to affect the Company's ability to pay dividends in the near term.
Note 10 - Stock-Based Compensation
The Company has several stock-based compensation plans under which it is currently authorized to grant restricted stock and stock. As of December 31, 2016, there are 5.5 million remaining shares available to grant under these plans. The Company generally issues new shares of common stock to satisfy employee performance share awards and purchases shares on the open market for nonemployee director stock awards.
Total stock-based compensation expense (after tax) was $3.3 million, $2.9 million and $4.4 million in 2016, 2015 and 2014, respectively.
As of December 31, 2016, total remaining unrecognized compensation expense related to stock-based compensation was approximately $4.9 million (before income taxes) which will be amortized over a weighted average period of 1.5 years.
Stock awards
Nonemployee directors may receive shares of common stock instead of cash in payment for directors' fees under the nonemployee director stock compensation plan. There were 37,218 shares with a fair value of $1.1 million, 58,181 shares with a fair value of $1.1 million and 43,088 shares with a fair value of $1.1 million issued under this plan during the years ended December 31, 2016, 2015 and 2014, respectively.

MDU Resources Group, Inc. Form 10-K 75

Part II

Performance share awards
Since 2003, key employees of the Company have been awarded performance share awards each year. Entitlement to performance shares is based on the Company's total shareholder return over designated performance periods as measured against a selected peer group.
Target grants of performance shares outstanding at December 31, 2016, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2014	2014-2016	136,901
February 2015	2015-2017	200,112
June 2015	2015-2017	14,441
February 2016	2016-2018	310,583
March 2016	2016-2018	2,151
Participants may earn from zero to 200 percent of the target grant of shares based on the Company's total shareholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants of performance shares issued in 2016, 2015 and 2014 were:

			2016			2015			2014
Weighted average grant-date fair value			$14.60			$18.98			$41.13
Blended volatility range	29.25%	–	32.51%	22.86%	–	24.61%	18.94%	–	20.43%
Risk-free interest rate range	.47%	–	.92%	.05%	–	1.07%	.03%	–	.74%
Weighted average discounted dividends per share			$1.56			$1.57			$2.15
The fair value of the performance shares that vested during the years ended December 31, 2016 and 2014, was $953,000 and $16.6 million, respectively. There were no performance shares that vested in 2015.
A summary of the status of the performance share awards for the year ended December 31, 2016, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	565,896	$27.90
Granted	324,205	14.60
Less:
Vested	58,401	29.01
Forfeited	167,512	27.30
Nonvested at end of period	664,188	$21.47
Note 11 - Income Taxes
The components of income before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2016	2015	2014
		(In thousands)
United States	$326,252	$248,379	$249,501
Foreign	(24)	(1,326)	(52)
Income before income taxes from continuing operations	$326,228	$247,053	$249,449

76 MDU Resources Group, Inc. Form 10-K

Part II

Income tax expense from continuing operations for the years ended December 31 was as follows:

	2016	2015	2014
		(In thousands)
Current:
Federal	$81,989	$85,897	$8,837
State	13,190	10,093	622
Foreign	2	30	—
	95,181	96,020	9,459
Deferred:
Income taxes:
Federal	(2,102)	(19,632)	52,041
State	1,184	(5,304)	1,913
Investment tax credit - net	(1,131)	(420)	1,009
	(2,049)	(25,356)	54,963
Total income tax expense	$93,132	$70,664	$64,422
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Postretirement	$87,872	$97,666
Compensation-related	44,995	33,714
Alternative minimum tax credit carryforward	29,338	28,169
Federal renewable energy credit	16,944	3,400
Customer advances	13,524	12,623
Legal and environmental contingencies	9,895	6,377
Asset retirement obligations	8,867	8,694
Other	46,957	43,306
Total deferred tax assets	258,392	233,949
Deferred tax liabilities:
Depreciation and basis differences on property, plant and equipment	774,838	756,444
Postretirement	70,670	71,835
Intangible asset amortization	26,413	23,950
Other	45,580	36,359
Total deferred tax liabilities	917,501	888,588
Valuation allowance	9,117	8,990
Net deferred income tax liability	$668,226	$663,629
As of December 31, 2016 and 2015, the Company had various state income tax net operating loss carryforwards of $114.7 million and $116.2 million, respectively, and federal and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $43.3 million and $21.3 million, respectively. Included in the state credits are various regulatory investment tax credits of approximately $20.7 million and $13.9 million at December 31, 2016 and 2015, respectively. The federal income tax credit carryforwards expire in 2036 and 2037 if not utilized and state income tax credit carryforwards are due to expire between 2019 and 2042. It is likely that a portion of the benefit from the state carryforwards will not be realized; therefore, valuation allowances have been provided. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future. The alternative minimum tax credit carryforwards do not expire. For information regarding net operating loss carryforwards and valuation allowances related to discontinued operations, see Note 2.

MDU Resources Group, Inc. Form 10-K 77

Part II

The following table reconciles the change in the net deferred income tax liability from December 31, 2015, to December 31, 2016, to deferred income tax expense:

2016
(In thousands)
Change in net deferred income tax liability from the preceding table	$4,597
Deferred taxes associated with other comprehensive income	(825)
Other	(5,821)
Deferred income tax benefit for the period	$(2,049)
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$114,179	35.0	$86,468	35.0	$87,308	35.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	9,027	2.8	8,208	3.3	7,019	2.8
Federal renewable energy credit	(13,544)	(4.2)	(3,400)	(1.4)	(3,655)	(1.5)
Tax compliance and uncertain tax positions	(3,028)	(.9)	(2,607)	(1.0)	(8,568)	(3.4)
Domestic production activities	(6,251)	(1.9)	(6,842)	(2.8)	(3,993)	(1.6)
Other	(7,251)	(2.3)	(11,163)	(4.5)	(13,689)	(5.5)
Total income tax expense	$93,132	28.5	$70,664	28.6	$64,422	25.8
Deferred income taxes have been accrued with respect to temporary differences related to the Company's foreign operations. The amount of cumulative undistributed earnings for which there are temporary differences is approximately $2.4 million at December 31, 2016. The amount of deferred tax liability, net of allowable foreign tax credits, associated with the undistributed earnings at December 31, 2016, was approximately $889,000.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2012. With few exceptions, as of December 31, 2016, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2011.
A reconciliation of the unrecognized tax benefits (excluding interest) for the years ended December 31 was as follows:

	2016	2015	2014
		(In thousands)
Balance at beginning of year	$—	$105	$7,845
Settlements	—	—	(7,740)
Lapse of statute of limitations	—	(105)	—
Balance at end of year	$—	$—	$105
Included in income tax expense is interest on uncertain tax positions. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $(92,000), $122,000 and $387,000, respectively, of interest (income) expense in income tax expense. At December 31, 2016 and 2015, the Company had accrued receivables of approximately $54,000 and interest payable of $94,000, respectively, for the receipt or payment of interest.

78 MDU Resources Group, Inc. Form 10-K

Part II

Note 12 - Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2016	2015	2014
		(In thousands)
Interest, net of amount capitalized and AFUDC - borrowed of $914, $9,288 and $10,069 in 2016, 2015 and 2014, respectively	$87,920	$88,775	$81,195
Income taxes paid, net*	$105,908	$61,405	$80,090

*	Income taxes paid, net of discontinued operations, were $1.3 million, $2.4 million and $69.8 million for the years ended December 31,
2016, 2015 and 2014, respectively.

Noncash investing transactions at December 31 were as follows:

	2016	2015	2014
		(In thousands)
Property, plant and equipment additions in accounts payable	$22,712	$39,754	$12,791
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
Discontinued operations includes the results of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense as described above. Dakota Prairie Refining refined crude oil and produced and sold diesel fuel, naphtha, ATBs and other by-products of the production process. In the second quarter of 2016, the Company sold all of the outstanding membership interests in Dakota Prairie Refining. Fidelity engaged in oil and natural gas development and production activities in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. Discontinued operations also includes legal expenses and a benefit related to the vacation of an arbitration award in 2014 related to Centennial Resources. For more information on discontinued operations, see Note 2.

MDU Resources Group, Inc. Form 10-K 79

Part II

The information below follows the same accounting policies as described in the Summary of Significant Accounting Policies. Information on the Company's businesses as of December 31 and for the years then ended was as follows:

	2016	2015	2014
		(In thousands)
External operating revenues:
Regulated operations:
Electric	$322,356	$280,615	$277,874
Natural gas distribution	766,115	817,419	921,986
Pipeline and midstream	52,983	51,004	47,043
	1,141,454	1,149,038	1,246,903
Nonregulated operations:
Pipeline and midstream	39,602	54,281	64,494
Construction materials and contracting	1,873,696	1,901,530	1,740,089
Construction services	1,072,663	907,767	1,062,055
Other	1,413	1,436	1,532
	2,987,374	2,865,014	2,868,170
Total external operating revenues	$4,128,828	$4,014,052	$4,115,073

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—
Natural gas distribution	—	—	—
Pipeline and midstream	48,794	49,065	45,013
	48,794	49,065	45,013
Nonregulated operations:
Pipeline and midstream	223	554	742
Construction materials and contracting	574	2,752	25,241
Construction services	609	18,660	57,474
Other	7,230	7,755	7,832
	8,636	29,721	91,289
Intersegment eliminations	(57,430)	(78,786)	(136,302)
Total intersegment operating revenues	$—	$—	$—

Depreciation, depletion and amortization:
Electric	$50,220	$37,583	$35,008
Natural gas distribution	65,426	64,756	54,700
Pipeline and midstream	24,885	27,981	29,749
Construction materials and contracting	58,413	65,937	68,557
Construction services	15,307	13,420	12,874
Other	2,067	2,070	2,196
Total depreciation, depletion and amortization	$216,318	$211,747	$203,084

Interest expense:
Electric	$24,982	$17,421	$15,595
Natural gas distribution	30,405	29,471	27,217
Pipeline and midstream	7,903	9,895	9,946
Construction materials and contracting	15,265	15,183	16,368
Construction services	4,059	3,959	4,176
Other	5,854	15,853	13,823
Intersegment eliminations	(620)	(603)	(254)
Total interest expense	$87,848	$91,179	$86,871

80 MDU Resources Group, Inc. Form 10-K

Part II

	2016	2015	2014
		(In thousands)
Income taxes:
Electric	$1,449	$11,523	$12,442
Natural gas distribution	9,181	11,377	11,350
Pipeline and midstream	12,408	7,505	12,232
Construction materials and contracting	60,625	41,619	18,586
Construction services	17,748	16,432	24,753
Other	(2,028)	(9,834)	(11,136)
Intersegment eliminations	(6,251)	(7,958)	(3,805)
Total income taxes	$93,132	$70,664	$64,422

Earnings (loss) on common stock:
Regulated operations:
Electric	$42,222	$35,914	$36,731
Natural gas distribution	27,102	23,607	30,484
Pipeline and midstream	22,060	20,680	15,440
	91,384	80,201	82,655
Nonregulated operations:
Pipeline and midstream	1,375	(7,430)	9,226
Construction materials and contracting	102,687	89,096	51,510
Construction services	33,945	23,762	54,432
Other	(3,231)	(14,941)	(7,386)
	134,776	90,487	107,782
Intersegment eliminations (a)	6,251	5,016	(6,095)
Earnings on common stock before income (loss) from discontinued operations	232,411	175,704	184,342
Income (loss) from discontinued operations, net of tax (a)	(300,354)	(834,080)	109,311
Loss from discontinued operations attributable to noncontrolling interest	(131,691)	(35,256)	(3,895)
Total earnings (loss) on common stock	$63,748	$(623,120)	$297,548

Capital expenditures:
Electric	$111,134	$332,876	$185,121
Natural gas distribution	126,272	130,793	120,613
Pipeline and midstream	34,467	18,315	61,754
Construction materials and contracting	37,845	48,126	37,896
Construction services	60,344	38,269	26,942
Other	2,358	3,755	2,131
Total capital expenditures (b)	$372,420	$572,134	$434,457

Assets:
Electric (c)	$1,406,694	$1,325,858	$1,028,001
Natural gas distribution (c)	2,099,296	2,038,433	1,935,271
Pipeline and midstream	550,615	591,651	651,925
Construction materials and contracting	1,220,459	1,261,963	1,260,534
Construction services	513,093	442,845	437,322
Other (d)	283,255	287,940	315,495
Assets held for sale	211,055	616,464	2,176,857
Total assets	$6,284,467	$6,565,154	$7,805,405

MDU Resources Group, Inc. Form 10-K 81

Part II

	2016	2015	2014
		(In thousands)
Property, plant and equipment:
Electric (c)	$1,888,613	$1,786,148	$1,457,101
Natural gas distribution (c)	2,179,413	2,076,581	1,904,759
Pipeline and midstream	672,199	758,729	818,388
Construction materials and contracting	1,549,375	1,553,428	1,529,942
Construction services	171,361	163,279	144,395
Other	49,268	49,537	50,937
Less accumulated depreciation, depletion and amortization	2,578,902	2,489,322	2,385,202
Net property, plant and equipment	$3,931,327	$3,898,380	$3,520,320

(a)	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

(b)	Capital expenditures for 2016, 2015 and 2014 include noncash capital expenditure-related accounts payable and AFUDC, totaling $(15.8) million, $35.3 million and $5.1 million, respectively.

(c)	Includes allocations of common utility property.

(d)	Includes assets not directly assignable to a business (i.e. cash and cash equivalents, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

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

82 MDU Resources Group, Inc. Form 10-K

Part II

Changes in benefit obligation and plan assets for the years ended December 31, 2016 and 2015, and amounts recognized in the Consolidated Balance Sheets at December 31, 2016 and 2015, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$442,960	$475,337	$92,734	$99,012
Service cost	—	86	1,647	1,816
Interest cost	17,218	17,141	3,688	3,607
Plan participants' contributions	—	—	1,405	1,408
Actuarial (gain) loss	1,882	(24,875)	(3,872)	(5,873)
Benefits paid	(25,753)	(24,729)	(6,298)	(7,236)
Benefit obligation at end of year	436,307	442,960	89,304	92,734
Change in net plan assets:
Fair value of plan assets at beginning of year	332,667	354,363	82,593	87,586
Actual gain (loss) on plan assets	26,595	(10,879)	4,184	258
Employer contribution	—	13,912	962	577
Plan participants' contributions	—	—	1,405	1,408
Benefits paid	(25,753)	(24,729)	(6,298)	(7,236)
Fair value of net plan assets at end of year	333,509	332,667	82,846	82,593
Funded status - under	$(102,798)	$(110,293)	$(6,458)	$(10,141)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Other assets (noncurrent)	$—	$—	$13,131	$5,095
Other accrued liabilities (current)	—	—	(538)	(421)
Other liabilities (noncurrent)	(102,798)	(110,293)	(19,051)	(14,815)
Net amount recognized	$(102,798)	$(110,293)	$(6,458)	$(10,141)
Amounts recognized in accumulated other comprehensive (income) loss consist of:
Actuarial loss	$198,668	$208,671	$17,470	$22,484
Prior service cost (credit)	—	—	(13,003)	(14,374)
Total	$198,668	$208,671	$4,467	$8,110
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
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31 were as follows:

	2016	2015
	(In thousands)
Projected benefit obligation	$436,307	$442,960
Accumulated benefit obligation	$436,307	$442,960
Fair value of plan assets	$333,509	$332,667

MDU Resources Group, Inc. Form 10-K 83

Part II

Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$86	$129	$1,647	$1,816	$1,518
Interest cost	17,218	17,141	17,682	3,688	3,607	3,521
Expected return on assets	(20,924)	(22,254)	(21,218)	(4,533)	(4,795)	(4,617)
Amortization of prior service cost (credit)	—	36	71	(1,371)	(1,371)	(1,393)
Recognized net actuarial loss	6,215	7,016	4,869	1,491	1,960	649
Curtailment loss	—	258	—	—	—	—
Net periodic benefit cost (credit), including amount capitalized	2,509	2,283	1,533	922	1,217	(322)
Less amount capitalized	381	316	388	(52)	120	(21)
Net periodic benefit cost (credit)	2,128	1,967	1,145	974	1,097	(301)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss:
Net (gain) loss	(3,789)	8,257	77,238	(3,523)	(1,336)	15,114
Amortization of actuarial loss	(6,215)	(7,016)	(4,869)	(1,491)	(1,960)	(649)
Amortization of prior service (cost) credit	—	(294)	(71)	1,371	1,371	1,393
Total recognized in accumulated other comprehensive (income) loss	(10,004)	947	72,298	(3,643)	(1,925)	15,858
Total recognized in net periodic benefit cost (credit) and accumulated other comprehensive (income) loss	$(7,876)	$2,914	$73,443	$(2,669)	$(828)	$15,557
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $6.4 million. The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 are $900,000 and $1.4 million, respectively. Prior service cost is amortized on a straight line basis over the average remaining service period of active participants.
Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate	3.83%	4.00%	3.86%	4.06%
Expected return on plan assets	6.75%	6.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.00%	3.70%	4.06%	3.74%
Expected return on plan assets	6.75%	7.00%	5.75%	6.00%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2016, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 40 percent to 50 percent equity securities and 50 percent to 60 percent fixed-income securities and the expected rate of return from these asset categories. The expected rate of return on other postretirement plan assets is based on the targeted asset allocation range of 30 percent to 40 percent equity securities and 60 percent to 70 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.

84 MDU Resources Group, Inc. Form 10-K

Part II

Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

			2016			2015
Health care trend rate assumed for next year	8.6%	–	10.7%	4.0%	–	8.0%
Health care cost trend rate - ultimate			4.5%	5.0%	–	6.0%
Year in which ultimate trend rate achieved			2024			2021
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
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have had the following effects at December 31, 2016:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$255	$(210)
Effect on postretirement benefit obligation	$5,741	$(4,834)
Outside investment managers manage the Company's pension and postretirement assets. The Company's investment policy with respect to pension and other postretirement assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses. The Company's policy guidelines allow for investment of funds in cash equivalents, fixed-income securities and equity securities. The guidelines prohibit investment in commodities and futures contracts, equity private placement, employer securities, leveraged or derivative securities, options, direct real estate investments, precious metals, venture capital and limited partnerships. The guidelines also prohibit short selling and margin transactions. The Company's practice is to periodically review and rebalance asset categories based on its targeted asset allocation percentage policy.
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

MDU Resources Group, Inc. Form 10-K 85

Part II

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2016 and 2015, there were no transfers between Levels 1 and 2.
The fair value of the Company's pension plans' assets (excluding cash) by class were as follows:

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(In thousands)
Assets:
Cash equivalents	$—	$6,347	$—	$6,347
Equity securities:
U.S. companies	11,348	—	—	11,348
International companies	1,584	—	—	1,584
Collective and mutual funds*	162,055	64,052	—	226,107
Corporate bonds	—	68,677	—	68,677
Municipal bonds	—	11,002	—	11,002
U.S. Government securities	4,352	2,044	—	6,396
Total assets measured at fair value	$179,339	$152,122	$—	$331,461

*
Collective and mutual funds invest approximately 29 percent in common stock of international companies, 21 percent in corporate bonds, 20 percent in common stock of large-cap U.S. companies, 8 percent in cash equivalents, 7 percent in U.S. Government securities and 15 percent in other investments.

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

*
Collective and mutual funds invest approximately 29 percent in common stock of international companies, 19 percent in common stock of large-cap U.S. companies, 16 percent in corporate bonds, 16 percent in cash equivalents, 6 percent in common stock of mid-cap U.S. companies and 14 percent in other investments.

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

86 MDU Resources Group, Inc. Form 10-K

Part II

The estimated fair value of the other postretirement benefit plans' Level 2 insurance contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2016 and 2015, there were no transfers between Levels 1 and 2.
The fair value of the Company's other postretirement benefit plans' assets (excluding cash) by asset class were as follows:

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(In thousands)
Assets:
Cash equivalents	$—	$250	$—	$250
Equity securities:
U.S. companies	2,328	—	—	2,328
International companies	5	—	—	5
Insurance contract*	—	80,263	—	80,263
Total assets measured at fair value	$2,333	$80,513	$—	$82,846

*
The insurance contract invests approximately 38 percent in corporate bonds, 25 percent in common stock of large-cap U.S. companies, 20 percent in U.S. Government securities, 9 percent in mortgage-backed securities and 8 percent in other investments.

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

*
The insurance contract invests approximately 36 percent in corporate bonds, 22 percent in U.S. Government securities, 19 percent in common stock of large-cap U.S. companies, 10 percent in mortgage-backed securities and 13 percent in other investments.

The Company expects to contribute approximately $2.0 million to its defined benefit pension plans and approximately $900,000 to its postretirement benefit plans in 2017.

MDU Resources Group, Inc. Form 10-K 87

Part II

The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
		(In thousands)
2017	$24,798	$5,410	$168
2018	25,054	5,573	165
2019	25,271	5,603	160
2020	25,616	5,500	154
2021	25,987	5,511	146
2022 - 2026	132,224	27,956	568
Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans was $1.8 million, $7.1 million and $6.6 million in 2016, 2015 and 2014, respectively, which reflects a curtailment gain of $3.3 million in the first quarter of 2016 . The total projected benefit obligation for these plans was $101.8 million and $110.8 million at December 31, 2016 and 2015, respectively. The accumulated benefit obligation for these plans was $101.8 million and $104.6 million at December 31, 2016 and 2015, respectively. A weighted average discount rate of 3.56 percent and 3.77 percent at December 31, 2016 and 2015, respectively, and a rate of compensation increase of 4.00 percent at December 31, 2015, were used to determine benefit obligations. No rate of compensation increase was used to determine the benefit obligation at December 31, 2016, due to the plans being froze. A discount rate of 3.77 percent and 3.51 percent for the years ended December 31, 2016 and 2015, respectively, and a rate of compensation increase of 4.00 percent and 4.00 percent for the years ended December 31, 2016 and 2015, respectively, were used to determine net periodic benefit cost.
The amount of benefit payments for the unfunded, nonqualified benefit plans are expected to aggregate $6.7 million in 2017; $7.1 million in 2018; $7.3 million in 2019; $7.7 million in 2020; $7.7 million in 2021 and $36.4 million for the years 2022 through 2026.
In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. Expenses incurred under this plan for 2016, 2015 and 2014 were $395,000, $207,000 and $104,000, respectively.
The Company had investments of $111.0 million and $105.2 million at December 31, 2016 and 2015, respectively, consisting of equity securities of $62.5 million and $54.2 million, respectively, life insurance carried on plan participants (payable upon the employee's death) of $35.5 million and $34.3 million, respectively, and other investments of $13.0 million and $16.7 million, respectively. The Company anticipates using these investments to satisfy obligations under these plans.
Defined contribution plans
The Company sponsors various defined contribution plans for eligible employees and the costs incurred under these plans were $40.9 million in 2016, $36.8 million in 2015 and $34.4 million in 2014.
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

•
If the Company chooses to stop participating in some of its MEPPs, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

The Company's participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan's year-end at December 31, 2015, and December 31, 2014, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors,

88 MDU Resources Group, Inc. Form 10-K

Part II

plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2016	2015		2016	2015	2014
					(In thousands)
Alaska Laborers-Employers Retirement Fund	91-6028298-001	Yellow as of 6/30/2016	Yellow as of 6/30/2015	Implemented	$766	$917	$666	No	12/31/2016
Edison Pension Plan	93-6061681-001	Green as of 12/31/2016	Green as of 12/31/2015	No	6,242	5,517	9,061	No	12/31/2017
IBEW Local No. 82 Pension Plan	31-6127268-001	Green as of 6/30/2016	Red as of 6/30/2015	Implemented	2,560	2,252	1,392	No	12/1/2019
IBEW Local No. 357 Pension Plan A	88-6023284-001	Green	Green	No	3,016	1,896	3,575	No	5/31/2018
IBEW Local 648 Pension Plan	31-6134845-001	Red as of 2/29/2016	Red as of 2/28/2015	Implemented	773	745	1,110	No	9/2/2018
Idaho Plumbers and Pipefitters Pension Plan	82-6010346-001	Green as of 5/31/2016	Green as of 5/31/2015	No	1,221	1,169	1,125	No	9/30/2019
Local Union 212 IBEW Pension Trust Fund	31-6127280-001	Yellow as of 4/30/2016	Yellow as of 4/30/2015	Implemented	1,146	937	568	No	6/2/2019
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	Red as of 12/31/2016	Red as of 12/31/2015	Implemented	775	677	608	No	7/31/2018- 3/31/2021
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	6,366	5,271	6,476	No	1/1/2017- 5/31/2020
Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming**	83-6011320-001	Red as of 12/31/2016	Red as of 12/31/2015	Implemented	—	—	68	No	10/31/2005*
Sheet Metal Workers' Pension Plan of Southern CA, AZ and NV	95-6052257-001	Red as of 12/31/2016	Red as of 12/31/2015	Implemented	1,087	714	676	No	6/30/2017
Southwest Marine Pension Trust	95-6123404-001	Red	Red	Implemented	50	26	31	No	1/31/2019
Other funds					20,525	18,991	17,461
Total contributions					$44,527	$39,112	$42,817

*
Plan includes collective bargaining agreements which have expired. The agreements contain provisions that automatically renew the existing contracts in lieu of a new negotiated collective bargaining agreement.

**	The Company withdrew from the plan as of October 26, 2014, as discussed later.

MDU Resources Group, Inc. Form 10-K 89

Part II

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Edison Pension Plan	2015 and 2014
IBEW Local No. 82 Pension Plan	2015 and 2014
Local Union No. 124 IBEW Pension Trust Fund	2015 and 2014
Local Union 212 IBEW Pension Trust Fund	2015 and 2014
IBEW Local Union No. 357 Pension Plan A	2015 and 2014
IBEW Local 573 Pension Plan	2014
IBEW Local 648 Pension Plan	2015 and 2014
Idaho Plumbers and Pipefitters Pension Plan	2015 and 2014
Minnesota Teamsters Construction Division Pension Fund	2015 and 2014
Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming*	2014
Pension and Retirement Plan of Plumbers and Pipefitters Union Local No. 525	2015 and 2014

*	The Company withdrew from the plan as of October 26, 2014, as discussed later.

On September 24, 2014, Knife River provided notice to the Operating Engineers Local 800 & WY Contractors Association, Inc. Pension Plan for Wyoming that it was withdrawing from the plan effective October 26, 2014. In the fourth quarter of 2016, Knife River and the plan entered into a settlement agreement whereby the plan administrator assessed Knife River’s final withdrawal liability with quarterly payments of approximately $42,000 until all benefits are satisfied. Knife River discounted the expected future payments. Based on this calculation, Knife River adjusted its liability accrual from $16.4 million to $5.2 million.
The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company's total contributions to its multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $36.1 million, $31.4 million and $34.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amounts contributed in 2016, 2015 and 2014 to defined contribution multiemployer plans were $23.8 million, $19.5 million and $22.0 million, respectively.
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

90 MDU Resources Group, Inc. Form 10-K

Part II

At December 31, the Company's share of the cost of utility plant in service and related accumulated depreciation for the stations was as follows:

	2016	2015
	(In thousands)
Big Stone Station:
Utility plant in service	$157,144	$157,761
Less accumulated depreciation	49,568	48,242
	$107,576	$109,519
Coyote Station:
Utility plant in service	$156,334	$140,895
Less accumulated depreciation	105,928	94,755
	$50,406	$46,140
Wygen III:
Utility plant in service	$66,251	$65,023
Less accumulated depreciation	7,550	6,788
	$58,701	$58,235
Note 16 - Regulatory Matters
On September 30, 2015, Great Plains filed an application for a natural gas rate increase with the MNPUC. Great Plains requested a total increase of approximately $1.6 million annually or approximately 6.4 percent above current rates to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes. An interim increase of approximately $1.5 million or approximately 6.4 percent, subject to refund, was effective with service rendered on and after January 1, 2016. The MNPUC issued an order on September 6, 2016, authorizing an increase of approximately $1.1 million annually or approximately 5.2 percent with the requirement that Great Plains submit a compliance filing within 30 days. On September 22, 2016, Great Plains submitted the required compliance filing which included a refund plan to return the amount of interim revenues collected above the final rates. On December 22, 2016, the MNPUC issued an order approving the rates to be implemented January 1, 2017. Great Plains will issue refunds for the difference with interest to customers no later than March 1, 2017.
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
On November 25, 2015, Montana-Dakota filed an application with the NDPSC for an update of its transmission cost adjustment rider for recovery of MISO-related charges and two transmission projects in North Dakota. On February 10, 2016, the NDPSC approved the transmission cost adjustment effective with service rendered on and after February 12, 2016, resulting in an annual increase on an interim basis, subject to refund, of $6.8 million based upon a 10.5 percent return on equity. The interim rate is pending the determination of the return on equity in the general rate case application filed October 14, 2016, as discussed in this note.
On April 29, 2016, Cascade filed an application with the OPUC for a natural gas rate increase of approximately $1.9 million annually or approximately 2.8 percent above current rates. The request includes rate recovery associated with pipeline replacement and improvement projects to ensure the integrity of Cascade's system. On October 6, 2016, Cascade, staff of the OPUC and the interveners in the case filed a stipulation and settlement agreement reflecting an annual increase of approximately $754,000 to be effective March 1, 2017. The OPUC issued an order approving the stipulation and settlement agreement on December 12, 2016.

MDU Resources Group, Inc. Form 10-K 91

Part II

On June 1, 2016, Cascade filed an application with the WUTC for an annual pipeline replacement cost recovery mechanism of $4.6 million annually or approximately 2.0 percent of additional revenue. The requested increase includes $2.4 million associated with incremental pipeline replacement investments and $2.2 million for an alternative recovery request of incremental operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On October 17, 2016, Cascade filed an update to the application that reduced the incremental pipeline replacement investment to $1.9 million and removed the operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On October 27, 2016, the WUTC allowed the pipeline replacement cost recovery mechanism which was effective November 1, 2016. On June 1, 2016, Cascade filed an accounting order to defer the costs related to the maximum allowable operating pressure validation plan and on November 10, 2016, the WUTC granted the order.
On June 10, 2016, Montana-Dakota filed an application for an increase in electric rates with the WYPSC. Montana-Dakota requested an increase of approximately $3.2 million annually or approximately 13.1 percent above current rates to recover Montana-Dakota's increased investment in facilities along with additional depreciation, operation and maintenance expenses including increased fuel costs, and taxes associated with the increases in investment. On December 28, 2016, Montana-Dakota and the interveners of the case filed a stipulation and agreement reflecting an increase of approximately $2.7 million annually or approximately 11.1 percent above current rates effective for service rendered on and after March 1, 2017. The WYPSC rendered a bench decision approving the stipulation and agreement on January 18, 2017.
On August 12, 2016, Intermountain filed an application with the IPUC for a natural gas rate increase of approximately $10.2 million annually or approximately 4.1 percent above current rates. The request includes rate recovery associated with increased investment in facilities and increased operating expenses. On November 23, 2016, Intermountain provided the IPUC with an updated revenue request of approximately $9.6 million. A hearing has been scheduled for March 1-2, 2017. This matter is pending before the IPUC.
On September 1, 2016, and as amended on January 10, 2017, Montana-Dakota submitted an update to its transmission formula rate under the MISO tariff including a revenue requirement for the Company's multivalue project along with a true-up of prior year expenditures of $11.1 million, which was effective January 1, 2017.
On October 14, 2016, Montana-Dakota filed an application with the NDPSC for an electric rate increase of approximately $13.4 million annually or 6.6 percent above current rates. The request includes rate recovery associated with increased investment in facilities, along with the related depreciation, operation and maintenance expenses and taxes associated with the increased investment. Montana-Dakota requested an interim increase of approximately $13.0 million or approximately 6.5 percent, subject to refund, to be effective within 60 days of the filing. On November 21, 2016, Montana-Dakota filed a revised interim increase of approximately $11.7 million, based on adjustments accepted by the NDPSC, or approximately 5.8 percent above current rates, subject to refund. The NDPSC approved the revised interim rates effective with service rendered on or after December 13, 2016. A technical hearing is scheduled for April 10, 2017. This matter is pending before the NDPSC.
On December 2, 2016, Montana-Dakota filed an application with the MTPSC requesting authority to implement gas and electric tax tracking adjustments for Montana state and local taxes and fees that reflect the changes in state and local property taxes applicable to gas and electric utilities pursuant to Montana law. The requested tax tracking adjustments would result in an increase in revenues of approximately $814,000. On January 17, 2017, the MTPSC issued an order on the tax tracking adjustments. The gas tracking adjustment was approved as an increase to revenues of approximately $474,000 effective January 1, 2017. The electric tax tracking adjustment was approved as an increase to revenues of approximately $251,000 effective May 15, 2017. Montana-Dakota filed a motion for reconsideration of the electric tax tracking adjustment on January 27, 2017. The motion for reconsideration is pending before the MTPSC.
On December 21, 2016, Great Plains filed an application with the MNPUC requesting authority to implement a gas utility infrastructure cost tariff of approximately $456,000 annually effective beginning with service rendered May 20, 2017. The tariff will allow Great Plains to recover infrastructure investments, not previously included in rates, mandated by federal or state agencies associated with Great Plains' pipeline integrity programs. This matter is pending before the MNPUC.
Note 17 - Commitments and Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. The Company had accrued liabilities of $31.8 million and $19.5 million, which include liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at

92 MDU Resources Group, Inc. Form 10-K

Part II

December 31, 2016 and 2015, respectively, including amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.
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
Environmental matters
Portland Harbor Site In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of a riverbed site adjacent to a commercial property site acquired by Knife River - Northwest from Georgia-Pacific West, Inc. in 1999. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site. The EPA wants responsible parties to share in the cleanup of sediment contamination in the Willamette River. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG, a group of several entities, which does not include Knife River - Northwest or Georgia-Pacific West, Inc. Investigative costs are indicated to be in excess of $100 million. On January 6, 2017, Region 10 of the EPA issued a ROD with its selected remedy for cleanup of the in-river portion of the site. Implementation of the remedy is expected to take up to 13 years with a present value cost estimate of approximately $1 billion. Corrective action will not be taken until remedial design/remedial action plans are approved by the EPA. Knife River - Northwest also received notice in January 2008 that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. The Portland Harbor Natural Resource Trustee Council indicates the injury determination is appropriate to facilitate early settlement of damages and restoration for natural resource injuries. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.
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
The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ released a ROD in January 2015 that selected a remediation alternative for the site as recommended in an earlier staff report. It is not known at this time what share of the cleanup costs will actually be borne by

MDU Resources Group, Inc. Form 10-K 93

Part II

Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent. Cascade has accrued $1.6 million for remediation of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012. Cascade received orders reauthorizing the deferred accounting for the 12-month periods starting November 30, 2013, December 1, 2014 and December 1, 2015. Cascade has requested authority to defer accounting for the 12-month period starting December 1, 2016, which is pending before the OPUC.
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
Operating leases
The Company leases certain equipment, facilities and land under operating lease agreements. The amounts of annual minimum lease payments due under these leases as of December 31, 2016, were $51.7 million in 2017, $43.3 million in 2018, $33.9 million in 2019, $23.2 million in 2020, $9.4 million in 2021 and $42.0 million thereafter. Rent expense was $65.0 million, $53.9 million and $46.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase commitments
The Company has entered into various commitments, largely construction, natural gas and coal supply, purchased power, natural gas transportation and storage, and service, shipping and construction materials supply contracts, some of which are subject to variability in volume and price. These commitments range from one to 44 years. The commitments under these contracts as of December 31, 2016, were $367.7 million in 2017, $215.7 million in 2018, $189.4 million in 2019, $138.0 million in 2020, $130.6 million in 2021 and $859.5 million thereafter. These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2016, 2015 and 2014, were $539.3 million, $842.1 million and $759.0 million, respectively.
Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $63.8 million at December 31, 2016, and are expected to mature by 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair values of the indemnity asset and guarantee liability are reflected in deferred charges and other assets - other and deferred credits and other liabilities - other, respectively, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.

94 MDU Resources Group, Inc. Form 10-K

Part II

In March 2016, a sale agreement was signed to sell Fidelity's assets in the Paradox Basin. In connection with the sale, Centennial agreed to guarantee Fidelity's indemnity obligations associated with the Paradox Basin assets. The guarantee was required by the buyer as a condition to the sale of the Paradox Basin assets.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At December 31, 2016, the fixed maximum amounts guaranteed under these agreements aggregated $98.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $33.6 million in 2017; $4.5 million in 2018; $56.6 million in 2019; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at December 31, 2016. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2016, the fixed maximum amounts guaranteed under these letters of credit aggregated $30.8 million, all of which expire in 2017. There were no amounts outstanding under the above letters of credit at December 31, 2016. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River and MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at December 31, 2016.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. As of December 31, 2016, approximately $516.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Variable interest entities
The Company evaluates its arrangements and contracts with other entities to determine if they are VIEs and if so, if the Company is the primary beneficiary. For more information, see Note 1.
Dakota Prairie Refining, LLC On February 7, 2013, WBI Energy and Calumet formed a limited liability company, Dakota Prairie Refining, and entered into an operating agreement to develop, build and operate Dakota Prairie Refinery in southwestern North Dakota. WBI Energy and Calumet each had a 50 percent ownership interest in Dakota Prairie Refining. WBI Energy's and Calumet's capital commitments, based on a total project cost of $300 million, under the agreement were $150 million and $75 million, respectively. Capital commitments in excess of $300 million were shared equally between WBI Energy and Calumet. Dakota Prairie Refining entered into a term loan for project debt financing of $75 million on April 22, 2013. The operating agreement provided for allocation of profits and losses consistent with ownership interests; however, deductions attributable to project financing debt was allocated to Calumet. Calumet's cash distributions from Dakota Prairie Refining were decreased by the principal and interest paid on the project debt, while the cash distributions to WBI Energy were not decreased. Pursuant to the operating agreement, Centennial agreed to guarantee Dakota Prairie Refining's obligation under the term loan. The net loss attributable to noncontrolling interest on the Consolidated Statements of Income is pretax as Dakota Prairie Refining was a limited liability company. For more information related to the guarantee, see Guarantees in this note.
Dakota Prairie Refining was determined to be a VIE, and the Company had determined that it was the primary beneficiary as it had an obligation to absorb losses that could have been potentially significant to the VIE through WBI Energy's equity investment and Centennial's guarantee of the third-party term loan. Accordingly, the Company consolidated Dakota Prairie Refining in its financial statements and recorded a noncontrolling interest for Calumet's ownership interest.
On June 24, 2016, WBI Energy entered into a membership interest purchase agreement with Tesoro to sell all of the outstanding membership interests in Dakota Prairie Refining to Tesoro. To effectuate the sale, WBI Energy acquired Calumet’s 50 percent membership

MDU Resources Group, Inc. Form 10-K 95

Part II

interest in Dakota Prairie Refining on June 27, 2016. The sale of the membership interests to Tesoro closed on June 27, 2016. For more information on the Company's discontinued operations, see Note 2.
Dakota Prairie Refinery commenced operations in May 2015. The assets of Dakota Prairie Refining were used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining at December 31 were as follows:

2015
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$851
Accounts receivable	7,693
Inventories	13,176
Other current assets	6,215
Total current assets	27,935
Net property, plant and equipment	425,123
Deferred charges and other assets:
Other	9,626
Total deferred charges and other assets	9,626
Total assets	$462,684

Liabilities
Current liabilities:
Short-term borrowings	$45,500
Long-term debt due within one year	5,250
Accounts payable	24,766
Taxes payable	1,391
Accrued compensation	938
Other accrued liabilities	4,953
Total current liabilities	82,798
Long-term debt	63,750
Total liabilities	$146,548
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
At December 31, 2016, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage was $43.3 million.

96 MDU Resources Group, Inc. Form 10-K

Part II

Supplementary Financial Information
Quarterly Data (Unaudited)
The following unaudited information shows selected items by quarter for the years 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2016
Operating revenues	$860,214	$1,043,948	$1,208,567	$1,016,099
Operating expenses	798,229	954,983	1,061,883	904,613
Operating income	61,985	88,965	146,684	111,486
Income from continuing operations	31,865	46,298	88,386	66,547
Loss from discontinued operations attributable to the Company, net of tax	(6,996)	(155,451)	(5,400)	(816)
Net income (loss) attributable to the Company	24,869	(109,153)	82,986	65,731
Earnings (loss) per common share - basic:
Earnings before discontinued operations	.16	.24	.45	.34
Discontinued operations attributable to the Company, net of tax	(.03)	(.80)	(.03)	—
Earnings (loss) per common share - basic	.13	(.56)	.42	.34
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	.16	.24	.45	.33
Discontinued operations attributable to the Company, net of tax	(.03)	(.80)	(.03)	—
Earnings (loss) per common share - diluted	.13	(.56)	.42	.33
Weighted average common shares outstanding:
Basic	195,284	195,304	195,304	195,304
Diluted	195,284	195,699	195,811	195,889

2015
Operating revenues	$860,845	$938,039	$1,198,342	$1,016,826
Operating expenses	810,537	878,330	1,070,514	934,896
Operating income	50,308	59,709	127,828	81,930
Income from continuing operations	20,540	26,061	73,886	55,902
Loss from discontinued operations attributable to the Company, net of tax	(326,457)	(255,665)	(213,334)	(3,368)
Net income (loss) attributable to the Company	(305,917)	(229,604)	(139,448)	52,534
Earnings (loss) per common share - basic:
Earnings before discontinued operations	.10	.13	.38	.29
Discontinued operations attributable to the Company, net of tax	(1.67)	(1.31)	(1.10)	(.02)
Earnings (loss) per common share - basic	(1.57)	(1.18)	(.72)	.27
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	.10	.13	.38	.29
Discontinued operations attributable to the Company, net of tax	(1.67)	(1.31)	(1.10)	(.02)
Earnings (loss) per common share - diluted	(1.57)	(1.18)	(.72)	.27
Weighted average common shares outstanding:
Basic	194,479	194,805	195,151	195,266
Diluted	194,566	194,838	195,169	195,324
Notes:

•	Fourth quarter 2016 reflects a reduction to a previously recorded MEPP withdrawal liability of $11.1 million (before tax). For more information, see Note 14.

•
2015 and first quarter 2016 have been recast to present the results of operations of Dakota Prairie Refining as discontinued operations, other than certain general and administrative costs and interest expense which were previously allocated to the former refining segment and do not meet the criteria for income (loss) from discontinued operations.

•
First quarter 2015 has been recast to present the results of operations of Fidelity as discontinued operations, other than certain general and administrative costs and interest expense which were previously allocated to the former exploration and production segment and do not meet the criteria for income (loss) from discontinued operations.

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

MDU Resources Group, Inc. Form 10-K 97

Part II

Exploration and Production Activities (Unaudited)
In the second quarter of 2015, the Company began the marketing and sale process of Fidelity with an anticipated sale to occur within one year. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. At the time the Company committed to a plan to sell Fidelity, the Company stopped the use of the full-cost method of accounting for its oil and natural gas production activities. The assets and liabilities have been classified as held for sale and the results of operations included in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. Prior to the asset sales, Fidelity was significantly involved in the development and production of oil and natural gas resources. For more information, see Note 2.
Previously, Fidelity shared revenues and expenses from the development of specified properties in proportion to its ownership interests. The information that follows includes Fidelity's proportionate share of all its previously owned oil and natural gas interests.
The following table sets forth capitalized costs and accumulated depreciation, depletion and amortization related to oil and natural gas producing activities, prior to Fidelity's assets being held for sale, at December 31:

2014
(In thousands)
Subject to amortization	$3,205,036
Not subject to amortization	132,141
Total capitalized costs	3,337,177
Less accumulated depreciation, depletion and amortization	1,752,566
Net capitalized costs	$1,584,611
Capital expenditures, including those not subject to amortization, related to oil and natural gas producing activities prior to Fidelity's assets being held for sale, excluding the years ended December 31, 2016 and 2015, due to no wells being drilled during that time, were as follows:

Year ended December 31,	2014	*
	(In thousands)
Acquisitions:
Proved properties	$87,919
Unproved properties	138,683
Exploration	16,879
Development	331,400
Total capital expenditures	$574,881

*
Excludes net reductions to property, plant and equipment related to the recognition of future liabilities for asset retirement obligations associated with the plugging and abandonment of oil and natural gas wells of $9.0 million for the year ended December 31, 2014.

Estimates of proved reserves were prepared in accordance with guidelines established by the industry and the SEC. The estimates are arrived at using actual historical wellhead production trends and/or standard reservoir engineering methods utilizing available geological, geophysical, engineering and economic data. The proved reserve estimates as of December 31, 2015 and 2014, were calculated using SEC Defined Prices. Other factors used in the proved reserve estimates were current estimates of well operating and future development costs (which include asset retirement costs), taxes, timing of operations, and the interests owned by the Company in the properties. These estimates are refined as new information becomes available.
The reserve estimates were prepared by internal engineers assigned to an asset team by geographic area. Senior management reviewed and approved the reserve estimates to ensure they were materially accurate.
Estimates of economically recoverable oil, NGL and natural gas reserves and future net revenues therefrom are based upon a number of variable factors and assumptions. For these reasons, estimates of economically recoverable reserves and future net revenues may vary from actual results.

98 MDU Resources Group, Inc. Form 10-K

Part II

The changes in the Company's estimated quantities of proved oil, NGL and natural gas reserves for the year ended December 31, 2016, were as follows:

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed and undeveloped reserves:
Balance at beginning of year	12,687	211	2,531	13,321
Production	—	—	—	—
Extensions and discoveries	—	—	—	—
Improved recovery	—	—	—	—
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	(12,687)	(211)	(2,531)	(13,321)
Revisions of previous estimates	—	—	—	—
Balance at end of year	—	—	—	—
Significant changes in proved reserves for the year ended December 31, 2016, include:

•	Sales of proved reserves of (13.3) MMBOE, due to the Company's decision to sell Fidelity and exit the exploration and production business
The changes in the Company's estimated quantities of proved oil, NGL and natural gas reserves for the year ended December 31, 2015, were as follows:

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed and undeveloped reserves:
Balance at beginning of year	43,918	7,187	245,011	91,940
Production	(3,286)	(393)	(16,747)	(6,471)
Extensions and discoveries	744	29	681	888
Improved recovery	—	—	—	—
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	(16,474)	(6,864)	(202,560)	(57,097)
Revisions of previous estimates	(12,215)	252	(23,854)	(15,939)
Balance at end of year	12,687	211	2,531	13,321
Significant changes in proved reserves for the year ended December 31, 2015, include:

•	Sales of proved reserves of (57.1) MMBOE, primarily due to the Company's decision to sell Fidelity and exit the exploration and production business

•	Revisions of previous estimates of (15.9) MMBOE, largely the result of lower commodity prices
The changes in the Company's estimated quantities of proved oil, NGL and natural gas reserves for the year ended December 31, 2014, were as follows:

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved developed and undeveloped reserves:
Balance at beginning of year	41,019	6,602	198,445	80,695
Production	(4,919)	(609)	(20,822)	(8,998)
Extensions and discoveries	9,654	3,634	64,420	24,025
Improved recovery	—	—	—	—
Purchases of proved reserves	5,463	—	7,711	6,748
Sales of proved reserves	(4,945)	(3,109)	(40,451)	(14,796)
Revisions of previous estimates	(2,354)	669	35,708	4,266
Balance at end of year	43,918	7,187	245,011	91,940
Significant changes in proved reserves for the year ended December 31, 2014, include:

•	Extensions and discoveries of 24.0 MMBOE, primarily due to drilling activity at the Company's East Texas, Bakken and Powder River Basin properties

MDU Resources Group, Inc. Form 10-K 99

Part II

•	Purchases of proved reserves of 6.7 MMBOE, primarily due to the purchase of working interests and leasehold positions in the Powder River Basin

•	Sales of proved reserves of (14.8) MMBOE, primarily at the Company's South Texas and Bakken properties

•	Revisions of previous estimates of 4.3 MMBOE, largely the result of higher natural gas prices and well performance revisions
The following table summarizes the breakdown of the Company's proved reserves between proved developed and PUD reserves at December 31:

	2016	2015	2014
Proved developed reserves:
Oil (MBbls)	—	11,380	30,130
NGL (MBbls)	—	144	4,217
Natural Gas (MMcf)	—	2,033	184,437
Total (MBOE)	—	11,865	65,086
PUD reserves:
Oil (MBbls)	—	1,307	13,788
NGL (MBbls)	—	67	2,970
Natural Gas (MMcf)	—	498	60,574
Total (MBOE)	—	1,456	26,854
Total proved reserves:
Oil (MBbls)	—	12,687	43,918
NGL (MBbls)	—	211	7,187
Natural Gas (MMcf)	—	2,531	245,011
Total (MBOE)	—	13,321	91,940
As of December 31, 2016, the Company had no PUD reserves, which is a decrease of 1.5 MMBOE from December 31, 2015. The decrease relates to the asset sales during 2016.

100 MDU Resources Group, Inc. Form 10-K

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
Centennial's Consolidated EBITDA
Centennial's consolidated net income from continuing operations plus the related interest expense, taxes, depreciation, depletion, amortization of intangibles and any non-cash charge relating to asset impairment for the preceding 12-month period

Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IBEW	International Brotherhood of Electrical Workers
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
K-Plan	Company's 401(k) Retirement Plan
LWG	Lower Willamette Group
MBbls	Thousands of barrels
MBOE	Thousands of BOE
Mcf	Thousand cubic feet
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MEPP	Multiemployer pension plan

MDU Resources Group, Inc. Form 10-K 101

Part II

MISO	Midcontinent Independent System Operator, Inc.
MMBOE	Millions of BOE
MMcf	Million cubic feet
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
NGL	Natural gas liquids
Oil	Includes crude oil and condensate
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream previously held a 50 percent non-operating ownership interest)
PRP	Potentially Responsible Party
PUD	Proved undeveloped
ROD	Record of Decision
RP	Rehabilitation plan
SEC	United States Securities and Exchange Commission
SEC Defined Prices
The average price of oil and natural gas during the applicable 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions

Stock Purchase Plan	Company's Dividend Reinvestment and Direct Stock Purchase Plan which was terminated effective December 5, 2016
Tesoro	Tesoro Refining & Marketing Company LLC
Tesoro Logistics	QEP Field Services, LLC doing business as Tesoro Logistics Rockies LLC
United States District Court for the District of Montana	United States District Court for the District of Montana, Great Falls Division
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission

102 MDU Resources Group, Inc. Form 10-K

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 9B. Other Information
None.

MDU Resources Group, Inc. Form 10-K 103

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is included in the Company's Proxy Statement, which is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item is included in the Company's Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table includes information as of December 31, 2016, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	664,188	(2)	$—	(3)	4,824,267	(4)(5)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

(1)	Consists of the Non-Employee Director Long-Term Incentive Compensation Plan, the Long-Term Performance-Based Incentive Plan and the Non-Employee Director Stock Compensation Plan.

(2)	Consists of performance shares.

(3)	No weighted average exercise price is shown for the performance shares.

(4)
357,757 shares remain available for future issuance under the Non-Employee Director Long-Term Incentive Compensation Plan in connection with grants of restricted stock, performance units, performance shares or other equity-based awards. 4,429,239 shares under the Long-Term Performance-Based Incentive Plan remain available for future issuance in connection with grants of restricted stock, performance units, performance shares or other equity-based awards.

(5)
This amount also includes 37,271 shares available for issuance under the Non-Employee Director Stock Compensation Plan. Under this plan, in addition to a cash retainer, non-employee directors are awarded shares equal in value to $110,000 annually. A non-employee director may acquire additional shares under the plan in lieu of receiving the cash portion of the director's retainer or fees.

The remaining information required by this item is included in the Company's Proxy Statement, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is included in the Company's Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item is included in the Company's Proxy Statement, which is incorporated herein by reference.

104 MDU Resources Group, Inc. Form 10-K

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2016	2015	2014
	(In thousands)
Operating revenues	$561,266	$556,112	$628,578
Operating expenses	469,062	478,198	547,820
Operating income	92,204	77,914	80,758
Other income	1,491	8,318	5,271
Interest expense	31,519	23,562	21,055
Income before income taxes	62,176	62,670	64,974
Income taxes	6,355	15,882	16,819
Equity in earnings of subsidiaries from continuing operations	177,275	129,601	136,872
Net income from continuing operations	233,096	176,389	185,027
Equity in earnings (loss) of subsidiaries from discontinued operations attributable to the Company	(168,663)	(798,824)	113,206
Dividends declared on preferred stocks	685	685	685
Earnings (loss) on common stock	$63,748	$(623,120)	$297,548
Comprehensive income (loss)	$65,848	$(617,480)	$294,335
The accompanying notes are an integral part of these condensed financial statements.

MDU Resources Group, Inc. Form 10-K 105

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2016	2015
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,159	$2,921
Receivables, net	80,467	70,511
Accounts receivable from subsidiaries	34,424	33,129
Inventories	17,352	16,883
Prepayments and other current assets	24,531	7,876
Total current assets	160,933	131,320
Investments	70,370	66,784
Investment in subsidiaries	1,603,874	1,722,351
Property, plant and equipment	2,502,264	2,378,994
Less accumulated depreciation, depletion and amortization	756,191	711,209
Net property, plant and equipment	1,746,073	1,667,785
Deferred charges and other assets:
Goodwill	4,812	4,812
Other	183,654	184,080
Total deferred charges and other assets	188,466	188,892
Total assets	$3,769,716	$3,777,132

Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$110	$109
Accounts payable	37,697	54,275
Accounts payable to subsidiaries	5,592	6,622
Taxes payable	14,992	10,995
Dividends payable	37,767	36,784
Accrued compensation	16,086	7,539
Other accrued liabilities	34,929	40,931
Total current liabilities	147,173	157,255
Long-term debt	679,667	623,048
Deferred credits and other liabilities:
Deferred income taxes	270,126	255,069
Other	356,506	345,255
Total deferred credits and other liabilities	626,632	600,324
Commitments and contingencies
Stockholders' equity:
Preferred stocks	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Issued - 195,843,297 shares in 2016 and 195,804,665 shares in 2015	195,843	195,805
Other paid-in capital	1,232,478	1,230,119
Retained earnings	912,282	996,355
Accumulated other comprehensive loss	(35,733)	(37,148)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total common stockholders' equity	2,301,244	2,381,505
Total stockholders' equity	2,316,244	2,396,505
Total liabilities and stockholders' equity	$3,769,716	$3,777,132
The accompanying notes are an integral part of these condensed financial statements.

106 MDU Resources Group, Inc. Form 10-K

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$238,125	$255,273	$208,208
Investing activities:
Capital expenditures	(159,570)	(349,985)	(223,251)
Net proceeds from sale or disposition of property and other	3,784	3,268	1,552
Investments in and advances to subsidiaries	(5,000)	(7,000)	(134,451)
Advances from subsidiaries	15,000	100,000	64,500
Investments	(129)	5	(794)
Net cash used in investing activities	(145,915)	(253,712)	(292,444)
Financing activities:
Issuance of long-term debt	106,420	224,185	148,959
Repayment of long-term debt	(50,010)	(108,008)	(76,432)
Proceeds from issuance of common stock	—	21,898	150,060
Dividends paid	(147,156)	(142,835)	(136,712)
Excess tax benefit on stock-based compensation	—	—	3,326
Tax withholding on stock-based compensation	(226)	—	(3,896)
Net cash provided by (used in) financing activities	(90,972)	(4,760)	85,305
Increase (decrease) in cash and cash equivalents	1,238	(3,199)	1,069
Cash and cash equivalents - beginning of year	2,921	6,120	5,051
Cash and cash equivalents - end of year	$4,159	$2,921	$6,120
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
Earnings (loss) per common share Please refer to the Consolidated Statements of Income of the registrant for earnings (loss) per common share. In addition, see Item 8 - Note 1 for information on the computation of earnings (loss) per common share.
Note 2 - Debt The Company has long-term debt obligations outstanding of $681.8 million at December 31, 2016, with annual maturities of $100,000 in 2017, $100.1 million in 2018, $111.1 million in 2019, $100,000 in 2020 and $470.4 million scheduled to mature in years after 2021.
For more information on debt, see Item 8 - Note 6.
Note 3 - Dividends The Company depends on earnings from its divisions and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $115.8 million, $110.6 million and $105.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MDU Resources Group, Inc. Form 10-K 107

Part IV

MDU RESOURCES GROUP, INC.
Schedule II - Consolidated Valuation and Qualifying Accounts
For the years ended December 31, 2016, 2015 and 2014

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	*	Deductions	**	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
2016	$9,835	$8,302	$851		$8,509		$10,479
2015	9,511	11,343	1,012		12,031		9,835
2014	10,085	8,548	1,335		10,457		9,511

*	Recoveries.

**	Uncollectible accounts written off.

All other schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial Statements and Notes thereto.

3. Exhibits
2(a)
Membership Interest Purchase Agreement, dated as of June 24, 2016, between WBI Energy, Inc. and Tesoro Refining & Marketing Company LLC, filed as Exhibit 2.1 to Form 8-K/A dated June 24, 2016, filed on July 21, 2016, in File No. 1-3480*

2(b)
Purchase and Sale Agreement, dated as of June 9, 2016, by and among Calumet North Dakota, LLC, WBI Energy, Inc., and as applicable, MDU Resources Group, Inc., Centennial Energy Holdings, Inc., and Calumet Specialty Products Partners, L.P., filed as Exhibit 2.2 to Form 8-K/A dated June 24, 2016, filed on July 21, 2016, in File No. 1-3480*

2(c)
Amendment No. 1 to Purchase and Sale Agreement, dated as of June 9, 2016, by and among Calumet North Dakota, LLC, WBI Energy, Inc., and as applicable, MDU Resources Group, Inc., Centennial Energy Holdings, Inc., and Calumet Specialty Products Partners, L.P., filed as Exhibit 2.3 to Form 8-K/A dated June 24, 2016, filed on July 21, 2016, in File No. 1-3480*

3(a)
Restated Certificate of Incorporation of MDU Resources Group, Inc., as amended, dated May 13, 2010, filed as Exhibit 3(a) to Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010, in File No. 1-3480*

3(b)	Bylaws of MDU Resources Group, Inc., as amended and restated on February 16, 2017, filed as Exhibit 3.1 to Form 8-K dated February 16, 2017, filed on February 21, 2017, in File No. 1-3480*

4(a)	Indenture, dated as of December 15, 2003, between MDU Resources Group, Inc. and The Bank of New York, as trustee, filed as Exhibit 4(f) to Form S-8 on January 21, 2004, in Registration No. 333-112035*

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
Letter Amendment No. 2 to Amended and Restated Master Shelf Agreement, dated December 19, 2007, among Centennial Energy Holdings, Inc., the Prudential Insurance Company of America, and certain investors described in the Letter Amendment, filed as Exhibit 4(e) to Form 10-K for the year ended December 31, 2015, filed on February 19, 2016, in File No. 1-3480*

4(f)
Letter Amendment No. 3 to Amended and Restated Master Shelf Agreement, dated December 18, 2015, among Centennial Energy Holdings, Inc., the Prudential Insurance Company of America, and certain investors described in the Letter Amendment, filed as Exhibit 4(f) to Form 10-K for the year ended December 31, 2015, filed on February 19, 2016, in File No. 1-3480*

4(g)
MDU Resources Group, Inc. Credit Agreement, dated May 26, 2011, among MDU Resources Group, Inc., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, filed as Exhibit 4(e) to Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, in File No. 1-3480*

108 MDU Resources Group, Inc. Form 10-K

Part IV

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
Fourth Amended and Restated Credit Agreement, dated as of September 23, 2016, among Centennial Energy Holdings, Inc., U.S. Bank National Association, as Administrative Agent, and The Several Financial Institutions party thereto, filed as Exhibit 4 to Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, in File No. 1-3480*

4(l)
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
MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated February 11, 2016, filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, in File No. 1-3480*

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
MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended February 11, 2016, filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2015, filed on February 19, 2016, in File No. 1-3480*

+10(g)
MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended February 11, 2016, and Rules and Regulations, as amended March 4, 2013, filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, in File No. 1-3480*

+10(h)
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
Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 10, 2016, filed as Exhibit 10.3 to Form 8-K dated February 10, 2016, filed on February 18, 2016, in File No. 1-3480*

+10(k)
Form of Annual Incentive Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 10, 2016, filed as Exhibit 10.2 to Form 8-K dated February 10, 2016, filed on February 18, 2016, in File No. 1-3480*

MDU Resources Group, Inc. Form 10-K 109

Part IV

+10(l)	Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, filed as Exhibit 10.1 to Form 8-K dated May 15, 2014, filed on May 15, 2014, in File No. 1-3480*

+10(m)	Form of Amendment No. 1 to Indemnification Agreement, filed as Exhibit 10.2 to Form 8-K dated May 15, 2014, filed on May 15, 2014, in File No. 1-3480*

+10(n)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of January 27, 2017**

+10(o)
MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as amended and restated November 17, 2016, filed as Exhibit 10.1 to Form 8-K dated November 17, 2016, filed on November 21, 2016, in File No. 1-3480*

+10(p)
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

110 MDU Resources Group, Inc. Form 10-K

Part IV

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
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated November 19, 2015, filed as Exhibit 10(ap) to Form 10-K for the year ended December 31, 2015, filed on February 19, 2016, in File No. 1-3480*

+10(ap)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated January 22, 2016, filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, in File No. 1-3480*

+10(aq)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 10, 2016, filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, in File No. 1-3480*

+10(ar)
Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 19, 2016, filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, in File No. 1-3480*

+10(as)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated December 29, 2016**

+10(at)	Employment Letter for Jeffrey S. Thiede, dated May 16, 2013, filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2013, filed on February 21, 2014, in File No. 1-3480*

+10(au)	Martin A. Fritz Offer Letter, dated July 1, 2015, filed as Exhibit 10.2 to Form 8-K dated June 30, 2015, filed on July 2, 2015, in File No. 1-3480*

+10(av)	Jason L. Vollmer Offer Letter, dated March 7, 2016, filed as Exhibit 10.2 to Form 8-K dated March 2, 2016, file on March 8, 2016, in file No. 1-3480*

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends**

21	Subsidiaries of MDU Resources Group, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

95	Mine Safety Disclosures**

99(a)
Equity Distribution Agreement entered into between MDU Resources Group, Inc. and Wells Fargo Securities, LLC, filed as Exhibit 1 to Form 8-K dated May 20, 2013, filed on May 20, 2013, in File No. 1-3480*

99(b)
First Amendment to Equity Distribution Agreement, dated December 2, 2013, entered into between MDU Resources Group, Inc. and Wells Fargo Securities, LLC, filed as Exhibit 99(c) to Form 10-K for the year ended December 31, 2013, filed on February 21, 2014, in File No. 1-3480*

101
The following materials from MDU Resources Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail, (vii) Schedule I - Condensed Financial Information of Registrant, tagged in summary and detail and (viii) Schedule II - Consolidated Valuation and Qualifying Accounts, tagged in summary and detail

* Incorporated herein by reference as indicated.
** Filed herewith.
+ Management contract, compensatory plan or arrangement.
MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

MDU Resources Group, Inc. Form 10-K 111

Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU Resources Group, Inc.

Date:	February 24, 2017	By:	/s/ David L. Goodin
David L. Goodin
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Goodin	Chief Executive Officer and Director	February 24, 2017
David L. Goodin
(President and Chief Executive Officer)

/s/ Doran N. Schwartz	Chief Financial Officer	February 24, 2017
Doran N. Schwartz
(Vice President and Chief Financial Officer)

/s/ Jason L. Vollmer	Chief Accounting Officer	February 24, 2017
Jason L. Vollmer
(Vice President, Chief Accounting Officer and Treasurer)

/s/ Harry J. Pearce	Director	February 24, 2017
Harry J. Pearce
(Chairman of the Board)

/s/ Thomas Everist	Director	February 24, 2017
Thomas Everist

/s/ Karen B. Fagg	Director	February 24, 2017
Karen B. Fagg

/s/ Mark A. Hellerstein	Director	February 24, 2017
Mark A. Hellerstein

/s/ A. Bart Holaday	Director	February 24, 2017
A. Bart Holaday

/s/ Dennis W. Johnson	Director	February 24, 2017
Dennis W. Johnson

/s/ William E. McCracken	Director	February 24, 2017
William E. McCracken

/s/ Patricia L. Moss	Director	February 24, 2017
Patricia L. Moss

/s/ John K. Wilson	Director	February 24, 2017
John K. Wilson

112 MDU Resources Group, Inc. Form 10-K