Form 10-Q
period 2017-03-31
MDU RESOURCES GROUP INC
filed 2017-05-08
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number 1-03480
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2017: 195,304,376 shares.

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2016 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2016
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ATBs	Atmospheric tower bottoms
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
Montana Seventeenth Judicial District Court	Montana Seventeenth Judicial District Court, Phillips County
MTPSC	Montana Public Service Commission
MW	Megawatt

NDPSC	North Dakota Public Service Commission
Omimex	Omimex Canada, Ltd.
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream's 50 percent ownership interests were sold effective January 1, 2017)
PRP	Potentially Responsible Party
ROD	Record of Decision
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Tesoro	Tesoro Refining & Marketing Company LLC
Tesoro Logistics	QEP Field Services, LLC doing business as Tesoro Logistics Rockies LLC
United States District Court for the District of Montana	United States District Court for the District of Montana, Great Falls Division
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Part I, Item 2 - MD&A - Prospective Information.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part I, Item 1A - Risk Factors in the 2016 Annual Report and subsequent filings with the SEC.
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
For more information on the Company's business segments and discontinued operations, see Notes 8 and 13.

Part I -- Financial Information
Item 1. Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$433,614	$385,865
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	504,311	474,349
Total operating revenues	937,925	860,214
Operating expenses:
Fuel and purchased power	21,886	22,011
Purchased natural gas sold	192,948	161,035
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	78,738	74,625
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	478,478	442,500
Depreciation, depletion and amortization	51,325	54,884
Taxes, other than income	47,438	43,174
Total operating expenses	870,813	798,229
Operating income	67,112	61,985
Other income	1,017	1,049
Interest expense	20,303	22,868
Income before income taxes	47,826	40,166
Income taxes	12,188	8,301
Income from continuing operations	35,638	31,865
Income (loss) from discontinued operations, net of tax (Note 8)	1,687	(18,036)
Net income	37,325	13,829
Loss from discontinued operations attributable to noncontrolling interest (Note 8)	—	(11,040)
Dividends declared on preferred stocks	171	171
Earnings on common stock	$37,154	$24,698
Earnings per common share - basic:
Earnings before discontinued operations	$.18	$.16
Discontinued operations attributable to the Company, net of tax	.01	(.03)
Earnings per common share - basic	$.19	$.13
Earnings per common share - diluted:
Earnings before discontinued operations	$.18	$.16
Discontinued operations attributable to the Company, net of tax	.01	(.03)
Earnings per common share - diluted	$.19	$.13
Dividends declared per common share	$.1925	$.1875
Weighted average common shares outstanding - basic	195,304	195,284
Weighted average common shares outstanding - diluted	196,023	195,284
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income	$37,325	$13,829
Other comprehensive loss:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $56 and $57 for the three months ended in 2017 and 2016, respectively	91	92
Postretirement liability adjustment:
Amortization of postretirement liability (gains) losses included in net periodic benefit cost, net of tax of $217 and $(969) for the three months ended in 2017 and 2016, respectively	357	(1,595)
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $(725) and $0 for the three months ended in 2017 and 2016, respectively	(917)	—
Postretirement liability adjustment	(560)	(1,595)
Foreign currency translation adjustment recognized during the period, net of tax of $5 and $15 for the three months ended in 2017 and 2016, respectively	9	25
Net unrealized gain on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(15) and $5 for the three months ended in 2017 and 2016, respectively	(27)	8
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $19 and $19 for the three months ended in 2017 and 2016, respectively	35	36
Net unrealized gain on available-for-sale investments	8	44
Other comprehensive loss	(452)	(1,434)
Comprehensive income	36,873	12,395
Comprehensive loss from discontinued operations attributable to noncontrolling interest	—	(11,040)
Comprehensive income attributable to common stockholders	$36,873	$23,435
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	March 31, 2016	December 31, 2016
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$50,735	$90,573	$46,107
Receivables, net	554,185	526,619	630,243
Inventories	250,609	259,756	238,273
Prepayments and other current assets	79,254	52,380	48,461
Current assets held for sale	7,290	99,544	14,391
Total current assets	942,073	1,028,872	977,475
Investments	129,009	121,955	125,866
Property, plant and equipment	6,544,077	6,448,514	6,510,229
Less accumulated depreciation, depletion and amortization	2,609,303	2,521,108	2,578,902
Net property, plant and equipment	3,934,774	3,927,406	3,931,327
Deferred charges and other assets:
Goodwill	631,791	641,527	631,791
Other intangible assets, net	5,347	7,803	5,925
Other	409,745	351,814	415,419
Noncurrent assets held for sale	95,719	485,885	196,664
Total deferred charges and other assets	1,142,602	1,487,029	1,249,799
Total assets	$6,148,458	$6,565,262	$6,284,467
Liabilities and Equity
Current liabilities:
Long-term debt due within one year	$43,499	$98,540	$43,598
Accounts payable	239,013	233,021	279,962
Taxes payable	74,638	56,298	48,164
Dividends payable	37,767	36,791	37,767
Accrued compensation	32,350	40,420	65,867
Other accrued liabilities	188,373	182,804	184,377
Current liabilities held for sale	2,394	117,777	9,924
Total current liabilities	618,034	765,651	669,659
Long-term debt	1,659,507	1,759,514	1,746,561
Deferred credits and other liabilities:
Deferred income taxes	666,905	670,299	668,226
Other	890,107	811,789	883,777
Noncurrent liabilities held for sale	—	62,625	—
Total deferred credits and other liabilities	1,557,012	1,544,713	1,552,003
Commitments and contingencies
Equity:
Preferred stocks	15,000	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 195,843,297 at March 31, 2017 and 2016 and December 31, 2016	195,843	195,843	195,843
Other paid-in capital	1,231,171	1,229,431	1,232,478
Retained earnings	911,702	984,315	912,282
Accumulated other comprehensive loss	(36,185)	(38,582)	(35,733)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,298,905	2,367,381	2,301,244
Total stockholders' equity	2,313,905	2,382,381	2,316,244
Noncontrolling interest	—	113,003	—
Total equity	2,313,905	2,495,384	2,316,244
Total liabilities and equity	$6,148,458	$6,565,262	$6,284,467
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Operating activities:
Net income	$37,325	$13,829
Income (loss) from discontinued operations, net of tax	1,687	(18,036)
Income from continuing operations	35,638	31,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	51,325	54,884
Deferred income taxes	(332)	7,926
Changes in current assets and liabilities, net of acquisitions:
Receivables	63,684	61,931
Inventories	(13,676)	(18,828)
Other current assets	(31,006)	(22,909)
Accounts payable	(23,380)	(40,584)
Other current liabilities	(1,179)	18,690
Other noncurrent changes	2,161	(7,711)
Net cash provided by continuing operations	83,235	85,264
Net cash provided by (used in) discontinued operations	3,304	(39,715)
Net cash provided by operating activities	86,539	45,549
Investing activities:
Capital expenditures	(72,316)	(114,706)
Net proceeds from sale or disposition of property and other	117,967	10,411
Investments	(116)	(503)
Net cash provided by (used in) continuing operations	45,535	(104,798)
Net cash provided by discontinued operations	54	25,263
Net cash provided by (used in) investing activities	45,589	(79,535)
Financing activities:
Issuance of long-term debt	59,985	226,585
Repayment of long-term debt	(147,277)	(164,855)
Dividends paid	(37,767)	(36,784)
Repurchase of common stock	(1,684)	—
Tax withholding on stock-based compensation	(757)	(316)
Net cash provided by (used in) continuing operations	(127,500)	24,630
Net cash provided by discontinued operations	—	16,025
Net cash provided by (used in) financing activities	(127,500)	40,655
Effect of exchange rate changes on cash and cash equivalents	—	1
Increase in cash and cash equivalents	4,628	6,670
Cash and cash equivalents -- beginning of year	46,107	83,903
Cash and cash equivalents -- end of period	$50,735	$90,573
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2017 and 2016
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in conformity with the basis of presentation reflected in the consolidated financial statements included in the Company's 2016 Annual Report, and the standards of accounting measurement set forth in the interim reporting guidance in the ASC and any amendments thereto adopted by the FASB. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2016 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after March 31, 2017, up to the date of issuance of these consolidated interim financial statements.
The assets and liabilities for the Company's discontinued operations have been classified as held for sale and the results of operations are shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. The Company's consolidated financial statements and accompanying notes for current and prior periods have been restated. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on the Company's discontinued operations, see Note 8.
Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $26.3 million, $30.5 million and $29.2 million at March 31, 2017 and 2016, and December 31, 2016, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at March 31, 2017 and 2016, and December 31, 2016, was $10.9 million, $11.1 million and $10.5 million, respectively.
Note 4 - Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally carried at lower of cost or net realizable value, or cost using the last-in, first-out method. All other inventories are stated at the lower of cost or net realizable value. The portion of the cost of natural gas in storage expected to be used within one year is included in inventories. Inventories consisted of:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Aggregates held for resale	$120,392	$127,101	$115,471
Asphalt oil	50,538	52,065	29,103
Materials and supplies	22,074	21,645	18,372
Merchandise for resale	16,546	17,441	16,437
Natural gas in storage (current)	11,282	11,305	25,761
Other	29,777	30,199	33,129
Total	$250,609	$259,756	$238,273
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $49.5 million, $49.1 million and $49.5 million at March 31, 2017 and 2016, and December 31, 2016, respectively.

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

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Weighted average common shares outstanding - basic	195,304	195,284
Effect of dilutive performance share awards	719	—
Weighted average common shares outstanding - diluted	196,023	195,284
Shares excluded from the calculation of diluted earnings per share	—	—
Note 6 - New accounting standards
Revenue from Contracts with Customers In May 2014, the FASB issued guidance on accounting for revenue from contracts with customers. The guidance provides for a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This guidance was to be effective for the Company on January 1, 2017. In August 2015, the FASB issued guidance deferring the effective date of the revenue guidance one year and allowing entities to early adopt. With this decision, the guidance will be effective for the Company on January 1, 2018. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. In addition, the modified approach will require additional disclosures. The Company is planning to adopt the guidance using the modified retrospective approach. The guidance will require expanded disclosures, both quantitative and qualitative, related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company continues to evaluate the effects the guidance will have on its results of operations, financial position and cash flows.
Simplifying the Measurement of Inventory In July 2015, the FASB issued guidance regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonably predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with IFRS. The Company implemented the guidance on January 1, 2017, on a prospective basis. The guidance did not have a material effect on the Company's results of operations, financial position, cash flows or disclosures.
Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued guidance regarding the classification of deferred taxes on the balance sheet. The guidance requires all deferred tax assets and liabilities to be classified as noncurrent. These amendments will align GAAP with IFRS. Entities had the option to apply the guidance prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company adopted the guidance in the fourth quarter of 2016 and applied the retrospective method of adoption. The guidance required a reclassification of current deferred income taxes to noncurrent deferred income taxes on the Consolidated Balance Sheets, but did not impact the Company's results of operations or cash flows. As a result of the retrospective application of this change in accounting principle, the Company reclassified deferred income taxes of $34.2 million from current assets - deferred income taxes to deferred credits and other liabilities - deferred income taxes on its Consolidated Balance Sheet at March 31, 2016.
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
Leases In February 2016, the FASB issued guidance regarding leases. The guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the statement of financial position for leases with terms of more than 12 months. The guidance also requires additional disclosures, both quantitative and qualitative, related to operating and finance leases for the lessee and sales-type, direct financing and operating leases for the lessor. This guidance will be effective for the Company on January 1, 2019, and should be applied using a modified retrospective approach with early adoption permitted. There are a number of industry-specific implementation issues that are still unresolved and the final resolution of these issues could significantly impact the number of contracts that would be considered a lease for the Company under the new guidance. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
Improvements to Employee Share-Based Payment Accounting In March 2016, the FASB issued guidance regarding simplification of several aspects of the accounting for share-based payment transactions. The guidance affects the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and calculation of dilutive shares. Certain amendments of this guidance were to be applied retrospectively and others prospectively. The Company adopted the guidance on January 1, 2017. All amendments in the guidance that apply to the Company were adopted on a prospective basis resulting in no adjustments being made to retained earnings. The adoption of the guidance impacted the Consolidated Statements of Income and the Consolidated Balance Sheets due to the taxes related to the stock-based compensation award that vested in February 2017 being recognized as income tax expense as compared to a reduction to additional paid-in capital under the previous guidance. Adoption of the guidance also increased the number of shares included in the diluted earnings per share calculation due to the exclusion of tax benefits in the incremental shares calculation. The change in the weighted average common shares outstanding - diluted did not result in a material effect on the earnings per common share - diluted.
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
Clarifying the Definition of a Business In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The guidance will also affect other aspects of accounting, such as determining reporting units for goodwill testing and whether an entity has acquired or sold a business. The guidance will be effective for the Company on January 1, 2018, and should be applied on a prospective basis with early adoption permitted for transactions that occur before the issuance or effective date of the amendments and only when the transactions have not been reported in the financial statements or made available for issuance. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
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
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost In March 2017, the FASB issued guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires the service cost component to be presented in the income statement in the same line item or items as other compensation costs arising from services performed during the period. Other components of net benefit cost shall be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance also only allows the service cost component to be capitalized. The guidance will be effective for the Company on January 1, 2018, including interim periods, with early adoption permitted as of the beginning of an annual period for which the financial statements have not been issued. The guidance shall be applied on a retrospective basis for the financial statement presentation and on a prospective basis for the capitalization of the service cost component. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.

Note 7 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended March 31, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,300)	$(33,221)	$(149)	$(63)	$(35,733)
Other comprehensive income (loss) before reclassifications	—	—	9	(27)	(18)
Amounts reclassified from accumulated other comprehensive loss	91	357	—	35	483
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(917)	—	—	(917)
Net current-period other comprehensive income (loss)	91	(560)	9	8	(452)
Balance at end of period	$(2,209)	$(33,781)	$(140)	$(55)	$(36,185)

Three Months Ended March 31, 2016	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,667)	$(34,257)	$(200)	$(24)	$(37,148)
Other comprehensive income before reclassifications	—	—	25	8	33
Amounts reclassified from accumulated other comprehensive loss	92	(1,595)	—	36	(1,467)
Net current-period other comprehensive income (loss)	92	(1,595)	25	44	(1,434)
Balance at end of period	$(2,575)	$(35,852)	$(175)	$20	$(38,582)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2017	2016
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(147)	$(149)	Interest expense
	56	57	Income taxes
	(91)	(92)
Amortization of postretirement liability gains (losses) included in net periodic benefit cost	(574)	2,564	(a)
	217	(969)	Income taxes
	(357)	1,595
Reclassification adjustment for loss on available-for-sale investments included in net income	(54)	(55)	Other income
	19	19	Income taxes
	(35)	(36)
Total reclassifications	$(483)	$1,467
(a) Included in net periodic benefit cost. For more information, see Note 14.

Note 8 - Assets held for sale and discontinued operations
Assets held for sale
The assets and liabilities of Pronghorn were classified as held for sale in the fourth quarter of 2016. Pronghorn's results of operations for 2016 were included in the pipeline and midstream segment.

Pronghorn On November 21, 2016, WBI Energy Midstream announced it had entered into a purchase and sale agreement to sell its 50 percent non-operating ownership interest in Pronghorn to Tesoro Logistics. The transaction closed on January 1, 2017, which generated approximately $100 million of proceeds for the Company. The sale of Pronghorn further reduces the Company's risk exposure to commodity prices.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale associated with Pronghorn on the Company's Consolidated Balance Sheets were as follows:

December 31, 2016
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
The Company retained certain liabilities of Dakota Prairie Refining which were reflected in current liabilities held for sale on the Consolidated Balance Sheets. Centennial continues to guarantee certain debt obligations of Dakota Prairie Refining; however, Tesoro has agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. For more information related to the guarantee, see Note 16.

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of and activity associated with Dakota Prairie Refining on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$365	$—
Receivables, net	—	11,169	—
Inventories	—	17,056	—
Income taxes receivable	11,756	7,077	13,987
Prepayments and other current assets	—	6,124	—
Total current assets held for sale	11,756	41,791	13,987
Noncurrent assets:
Net property, plant and equipment	—	407,247	—
Other	—	8,846	—
Total noncurrent assets held for sale	—	416,093	—
Total assets held for sale	$11,756	$457,884	$13,987
Liabilities
Current liabilities:
Short-term borrowings	$—	$61,525	$—
Long-term debt due within one year	—	6,375	—
Accounts payable	16	27,454	7,425
Taxes payable	—	1,001	—
Accrued compensation	—	717	—
Other accrued liabilities	—	7,155	—
Total current liabilities held for sale	16	104,227	7,425
Noncurrent liabilities:
Long-term debt	—	62,625	—
Deferred income taxes (a)	55	24,137	14
Total noncurrent liabilities held for sale	55	86,762	14
Total liabilities held for sale	$71	$190,989	$7,439

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to noncurrent deferred income tax assets and are reflected in noncurrent assets held for sale.

In the first quarter of 2017, the Company recorded a reversal of a previously accrued liability of $7.0 million ($4.3 million after tax) due to the resolution of a legal matter. At March 31, 2017, Dakota Prairie Refining had not incurred any material exit and disposal costs, and does not expect to incur any material exit and disposal costs.
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

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of Fidelity on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2017		March 31, 2016	December 31, 2016
	(In thousands)
Assets
Current assets:
Receivables, net	$266		$3,619	$355
Inventories	—		1,308	—
Income taxes receivable	—		50,478	—
Prepayments and other current assets	—		2,348	—
Total current assets held for sale	266		57,753	355
Noncurrent assets:
Investments	—		37	—
Net property, plant and equipment	4,515		9,363	5,507
Deferred income taxes	91,098		82,994	91,098
Other	161		161	161
Less allowance for impairment of assets held for sale	—		(1,374)	938
Total noncurrent assets held for sale	95,774		93,929	95,828
Total assets held for sale	$96,040		$151,682	$96,183
Liabilities
Current liabilities:
Accounts payable	$67		$7,963	$141
Taxes payable	4,732	(a)	35	19	(a)
Accrued compensation	—		761	—
Other accrued liabilities	2,311		4,791	2,358
Total current liabilities held for sale	7,110		13,550	2,518
Total liabilities held for sale	$7,110		$13,550	$2,518

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to prepayments and other current assets and are reflected in current assets held for sale.

The Company performed a fair value assessment of the assets and liabilities classified as held for sale. In the first quarter of 2016, the fair value assessment was determined using the market approach largely based on a purchase and sale agreement. The estimated fair value exceeded the carrying value and the Company recorded an impairment reversal of $1.4 million ($900,000 after tax) in the first quarter of 2016. The impairment reversal was included in operating expenses from discontinued operations. The estimated fair value of Fidelity's assets has been categorized as Level 3 in the fair value hierarchy.
The Company incurred transaction costs of approximately $300,000 in the first quarter of 2016. In addition to the transaction costs, and due in part to the change in plans to sell the assets of Fidelity rather than sell Fidelity as a company, Fidelity incurred and expensed approximately $1.8 million of exit and disposal costs for the three months ended March 31, 2016, and has incurred $10.5 million of exit and disposal costs to date. Fidelity incurred no exit and disposal costs for the three months ended March 31, 2017, and the Company does not expect to incur any additional material exit and disposal costs. The exit and disposal costs are associated with severance and other related matters and exclude the office lease expiration discussed in the following paragraph.
Fidelity vacated its office space in Denver, Colorado in 2016. The Company incurred lease payments of approximately $500,000 in the first quarter of 2016.

Dakota Prairie Refining and Fidelity The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining and Fidelity, to the after-tax income (loss) from discontinued operations on the Company's Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Operating revenues	$105	$47,976
Operating expenses	(6,577)	69,769
Operating income (loss)	6,682	(21,793)
Other income (expense)	(15)	204
Interest expense	—	922
Income (loss) from discontinued operations before income taxes	6,667	(22,511)
Income taxes	4,980	(4,475)
Income (loss) from discontinued operations	1,687	(18,036)
Loss from discontinued operations attributable to noncontrolling interest	—	(11,040)
Income (loss) from discontinued operations attributable to the Company	$1,687	$(6,996)
The pretax income (loss) from discontinued operations attributable to the Company, related to the operations of and activity associated with Dakota Prairie Refining, was $6.9 million and $(9.9) million for the three months ended March 31, 2017 and 2016, respectively.
Note 9 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Three Months Ended March 31, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at March 31, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Three Months Ended March 31, 2016	Balance at January 1, 2016	*	Goodwill Acquired During the Year	Balance at March 31, 2016	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		6,323	109,764
Total	$635,204		$6,323	$641,527
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Year Ended December 31, 2016	Balance at January 1, 2016	*	Goodwill Acquired During the Year	Held for Sale	Balance at December 31, 2016
	(In thousands)
Natural gas distribution	$345,736		$—	$—	$345,736
Pipeline and midstream	9,737		—	(9,737)	—
Construction materials and contracting	176,290		—	—	176,290
Construction services	103,441		6,324	—	109,765
Total	$635,204		$6,324	$(9,737)	$631,791
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Other amortizable intangible assets were as follows:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Customer relationships	$15,745	$17,145	$17,145
Less accumulated amortization	12,910	12,680	13,917
	2,835	4,465	3,228
Noncompete agreements	2,430	2,430	2,430
Less accumulated amortization	1,695	1,548	1,658
	735	882	772
Other	7,086	7,764	7,768
Less accumulated amortization	5,309	5,308	5,843
	1,777	2,456	1,925
Total	$5,347	$7,803	$5,925
Amortization expense for amortizable intangible assets for the three months ended March 31, 2017 and 2016, was $600,000 and $600,000, respectively. Estimated amortization expense for amortizable intangible assets is $2.2 million in 2017, $1.2 million in 2018, $1.0 million in 2019, $500,000 in 2020, $200,000 in 2021 and $800,000 thereafter.
Note 10 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $73.8 million, $69.1 million and $70.9 million, at March 31, 2017 and 2016, and December 31, 2016, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $2.9 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.
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

March 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,971	$8	$(94)	$9,885
U.S. Treasury securities	412	1	—	413
Total	$10,383	$9	$(94)	$10,298

March 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,467	$46	$(14)	$10,499
Total	$10,467	$46	$(14)	$10,499

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,546	$8	$(105)	$10,449
Total	$10,546	$8	$(105)	$10,449

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three months ended March 31, 2017 and 2016, there were no transfers between Levels 1 and 2.
The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
	(In thousands)
Assets:
Money market funds	$—	$2,551	$—	$2,551
Insurance contract*	—	73,775	—	73,775
Available-for-sale securities:
Mortgage-backed securities	—	9,885	—	9,885
U.S. Treasury securities	—	413	—	413
Total assets measured at fair value	$—	$86,624	$—	$86,624
* The insurance contract invests approximately 51 percent in fixed-income investments, 22 percent in common stock of large-cap companies, 13 percent in common stock of mid-cap companies, 11 percent in common stock of small-cap companies, 2 percent in target date investments and 1 percent in cash equivalents.

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

For information about fair value assessments of assets and liabilities classified as held for sale, see Note 8.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at March 31, 2017	$1,703,006	$1,784,588
Long-term debt at March 31, 2016	$1,858,054	$1,928,150
Long-term debt at December 31, 2016	$1,790,159	$1,841,885
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 11 - Equity
A summary of the changes in equity was as follows:

Three Months Ended March 31, 2017	Total Equity
(In thousands)
Balance at December 31, 2016	$2,316,244
Net income	37,325
Other comprehensive loss	(452)
Dividends declared on preferred stocks	(171)
Dividends declared on common stock	(37,596)
Stock-based compensation	996
Repurchase of common stock	(1,684)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	(757)
Balance at March 31, 2017	$2,313,905

Three Months Ended March 31, 2016	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$2,396,505	$124,043	$2,520,548
Net income (loss)	24,869	(11,040)	13,829
Other comprehensive loss	(1,434)	—	(1,434)
Dividends declared on preferred stocks	(171)	—	(171)
Dividends declared on common stock	(36,620)	—	(36,620)
Stock-based compensation	1,065	—	1,065
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	(316)	—	(316)
Net tax deficit on stock-based compensation	(1,517)	—	(1,517)
Balance at March 31, 2016	$2,382,381	$113,003	$2,495,384
Note 12 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Interest, net of amount capitalized and AFUDC - borrowed of $196 and $260 in 2017 and 2016, respectively	$17,546	$23,109
Income taxes refunded, net*	$(2,762)	$(1,429)

*	Income taxes refunded, net of discontinued operations, were $(7.2) million and $(1.4) million for the three months ended March 31, 2017 and 2016, respectively.

Noncash investing transactions were as follows:

	March 31,
	2017	2016
	(In thousands)
Property, plant and equipment additions in accounts payable	$5,212	$23,277
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
The pipeline and midstream segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides cathodic protection and other energy-related services. For information on the Company's natural gas and oil gathering and processing facility sold on January 1, 2017, see Note 8.
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

The Other category includes the activities of Centennial Capital, which insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the deductible layers of the insured companies' general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. The Other category also includes certain general and administrative costs (reflected in operation and maintenance expense) and interest expense which were previously allocated to the refining business and Fidelity and do not meet the criteria for income (loss) from discontinued operations. The Other category also includes Centennial Resources' former investment in Brazil.
Discontinued operations includes the results and supporting activities of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense as described above. Dakota Prairie Refining refined crude oil and produced and sold diesel fuel, naphtha, ATBs and other by-products of the production process. In the second quarter of 2016, the Company sold all of the outstanding membership interests in Dakota Prairie Refining. Fidelity engaged in oil and natural gas development and production activities in the Rocky Mountain and Mid-Continent/Gulf States regions of the United States. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell all of Fidelity's oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. For more information on discontinued operations, see Note 8.
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2016 Annual Report. Information on the Company's businesses was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$88,225	$82,923
Natural gas distribution	342,519	299,395
Pipeline and midstream	2,870	3,547
	433,614	385,865
Nonregulated operations:
Pipeline and midstream	3,643	8,697
Construction materials and contracting	200,776	209,852
Construction services	299,572	255,500
Other	320	300
	504,311	474,349
Total external operating revenues	$937,925	$860,214

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—
Natural gas distribution	—	—
Pipeline and midstream	21,489	21,098
	21,489	21,098
Nonregulated operations:
Pipeline and midstream	34	84
Construction materials and contracting	86	118
Construction services	6	462
Other	1,743	1,669
	1,869	2,333
Intersegment eliminations	(23,358)	(23,431)
Total intersegment operating revenues	$—	$—

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Earnings on common stock:
Regulated operations:
Electric	$14,333	$11,119
Natural gas distribution	27,861	25,241
Pipeline and midstream	4,557	5,288
	46,751	41,648
Nonregulated operations:
Pipeline and midstream	(628)	1
Construction materials and contracting	(19,912)	(14,471)
Construction services	7,362	5,974
Other	(279)	(1,458)
	(13,457)	(9,954)
Intersegment eliminations*	2,173	—
Earnings on common stock before income (loss) from discontinued operations	35,467	31,694
Income (loss) from discontinued operations, net of tax*	1,687	(18,036)
Loss from discontinued operations attributable to noncontrolling interest	—	(11,040)
Total earnings on common stock	$37,154	$24,698
* Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

Note 14 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$447	$450
Interest cost	4,014	4,390	808	949
Expected return on assets	(5,029)	(5,280)	(1,145)	(1,149)
Amortization of prior service credit	—	—	(343)	(343)
Amortization of net actuarial loss	1,793	1,593	336	448
Net periodic benefit cost, including amount capitalized	778	703	103	355
Less amount capitalized	107	81	(39)	34
Net periodic benefit cost	$671	$622	$142	$321

Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans for the three months ended March 31, 2017, was $1.2 million. The Company's net periodic benefit credit for these plans for the three months ended March 31, 2016, was $1.9 million, which reflects a curtailment gain of $3.3 million.

Note 15 - Regulatory matters
On September 30, 2015, Great Plains filed an application for a natural gas rate increase with the MNPUC. Great Plains requested a total increase of approximately $1.6 million annually or approximately 6.4 percent above current rates to recover increased operating expenses along with increased investment in facilities, including the related depreciation expense and taxes. An interim increase of approximately $1.5 million or approximately 6.4 percent, subject to refund, was effective with service rendered on and after January 1, 2016. The MNPUC issued an order on September 6, 2016, authorizing an increase of approximately $1.1 million annually or approximately 5.2 percent with the requirement that Great Plains submit a compliance filing within 30 days. On September 22, 2016, Great Plains submitted the required compliance filing which included a refund plan to return the amount of interim revenues collected above the final rates. On December 22, 2016, the MNPUC issued an order approving the rates which were effective January 1, 2017. Great Plains issued refunds to customers on February 24, 2017.
On April 29, 2016, Cascade filed an application with the OPUC for a natural gas rate increase of approximately $1.9 million annually or approximately 2.8 percent above current rates. The request includes rate recovery associated with pipeline replacement and improvement projects to ensure the integrity of Cascade's system. On October 6, 2016, Cascade, staff of the OPUC and the interveners in the case filed a stipulation and settlement agreement reflecting an annual increase of approximately $754,000 effective March 1, 2017. The OPUC issued an order approving the stipulation and settlement agreement on December 12, 2016.
On June 10, 2016, Montana-Dakota filed an application for an increase in electric rates with the WYPSC. Montana-Dakota requested an increase of approximately $3.2 million annually or approximately 13.1 percent above current rates to recover Montana-Dakota's increased investment in facilities along with additional depreciation, operation and maintenance expenses including increased fuel costs, and taxes associated with the increases in investment. On December 28, 2016, Montana-Dakota and the interveners of the case filed a stipulation and agreement reflecting an increase of approximately $2.7 million annually or approximately 11.1 percent above current rates. On April 6, 2017, the WYPSC issued a final order approving the stipulation and agreement with rates effective with service rendered on and after March 1, 2017.
On August 12, 2016, Intermountain filed an application with the IPUC for a natural gas rate increase of approximately $10.2 million annually or approximately 4.1 percent above current rates. The request includes rate recovery associated with increased investment in facilities and increased operating expenses. On January 17, 2017, Intermountain provided the IPUC with an updated revenue request of approximately $9.4 million. A hearing was held March 1-3, 2017. On April 28, 2017, the IPUC issued an order approving an increase of approximately $4.1 million or approximately 1.6 percent above current rates based on a 9.5 percent return on equity effective with service rendered on and after May 1, 2017. Intermountain is reviewing the final order.
On September 1, 2016, and as amended on January 10, 2017, Montana-Dakota submitted an update to its transmission formula rate under the MISO tariff including a revenue requirement for the Company's multivalue project along with a true-up of prior year expenditures of $11.1 million, which was effective January 1, 2017.
On December 2, 2016, Montana-Dakota filed an application with the MTPSC requesting authority to implement gas and electric tax tracking adjustments for Montana state and local taxes and fees that reflect the changes in state and local property taxes applicable to natural gas and electric utilities pursuant to Montana law. The requested tax tracking adjustments would result in an increase in revenues of approximately $814,000. On January 17, 2017, the MTPSC issued an order on the tax tracking adjustments. The gas tracking adjustment was approved as an increase to revenues of approximately $474,000 effective January 1, 2017. The electric tax tracking adjustment was approved as an increase to revenues of approximately $251,000 effective May 15, 2017. Montana-Dakota filed a motion for reconsideration of the electric tax tracking adjustment on January 27, 2017. The motion for reconsideration is pending before the MTPSC.
On December 21, 2016, Great Plains filed an application with the MNPUC requesting authority to implement a natural gas utility infrastructure cost tariff of approximately $456,000 annually effective beginning with service rendered May 20, 2017. The tariff will allow Great Plains to recover infrastructure investments, not previously included in rates, mandated by federal or state agencies associated with Great Plains' pipeline integrity programs. This matter is pending before the MNPUC.
On April 1, 2017, Montana-Dakota implemented Phase 2 of the electric rate case approved by the MTPSC on March 25, 2016. The annual increase of $4.7 million is effective with service rendered on and after April 1, 2017.
Montana-Dakota previously filed an application with the NDPSC on October 14, 2016, for an electric rate increase which also included a requested return on equity to be used in the determination of applications previously filed by Montana-Dakota for a renewable resource cost adjustment rider, an electric generation resource recovery rider, and a transmission cost adjustment rider. On April 7, 2017, Montana-Dakota, the NDPSC Advocacy Staff and the interveners in the case filed a settlement agreement resolving all issues in the general rate case. The settlement agreement included a net increase of approximately $7.5 million or 3.7 percent above previously approved final rates and a true-up of the return on equity used in the interim renewable resource cost adjustment, the electric generation resource recovery and transmission cost adjustment riders of 9.45 percent; a return on equity of 9.65 percent for base rates and the renewable resource cost adjustment rider on a go-forward basis; and a return on equity of 9.45 percent through December 31, 2019, for the natural gas-fired internal combustion engines and associated facilities included in the electric generation resource recovery rider. If the settlement agreement is approved by the NDPSC, final rates will be less than the interim rates currently in effect. Therefore, Montana-Dakota will refund the difference to customers, which is approximately 19 percent of the amount collected from the general rate case interim increase, along with refunds, if any, to reflect true-ups for the various riders. The amount of refunds, less amounts previously accrued, are not expected to be material to the consolidated financial statements. A hearing on the settlement was held on April 10, 2017. This matter is pending before the NDPSC. The background information related to the settlement and related applications are discussed in the following paragraphs.
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
On October 26, 2015, Montana-Dakota filed an application with the NDPSC for an update to the electric generation resource recovery rider. On March 9, 2016, the NDPSC approved the rider to be effective with service rendered on and after March 15, 2016, which resulted in interim rates, subject to refund, of $9.7 million based upon a 10.5 percent return on equity. The interim rates include recovery of Montana-Dakota's investment in the 88-MW simple-cycle natural gas turbine and associated facilities near Mandan, North Dakota, and the 19 MW of new generation from natural gas-fired internal combustion engines and associated facilities near Sidney, Montana. The net investment authorized for the natural gas-fired internal combustion engines and the return on equity on both investments are pending the general rate case application filed October 14, 2016, as discussed in this note.
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
On October 14, 2016, Montana-Dakota filed an application with the NDPSC for an electric rate increase of approximately $13.4 million annually or 6.6 percent above current rates. The request includes rate recovery associated with increased investment in facilities, along with the related depreciation, operation and maintenance expenses and taxes associated with the increased investment. Montana-Dakota requested an interim increase of approximately $13.0 million or approximately 6.5 percent, subject to refund, to be effective within 60 days of the filing. On November 21, 2016, Montana-Dakota filed and on November 30, 2016, the NDPSC approved a revised interim increase of approximately $11.7 million, based on adjustments accepted by the NDPSC, or approximately 5.8 percent above current rates, subject to refund, effective with service rendered on or after December 13, 2016. This matter is pending the approval of the settlement agreement by the NDPSC, as previously discussed.
Note 16 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. The Company had accrued liabilities of $29.1 million, $19.0 million and $31.8 million, which include liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at March 31, 2017 and 2016, and December 31, 2016, respectively, including amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note.
Litigation
Natural Gas Gathering Operations Omimex filed a complaint against WBI Energy Midstream in Montana Seventeenth Judicial District Court in July 2010 alleging WBI Energy Midstream breached a gathering contract with Omimex as a result of the increased operating pressures demanded by a third party on a natural gas gathering system in Montana. In December 2011, Omimex filed an amended complaint alleging WBI Energy Midstream breached obligations to operate its gathering system as a common carrier under United States and Montana law. WBI Energy Midstream removed the action to the United States District Court for the District of Montana. The parties subsequently settled the breach of contract claim and, subject to final determination on liability, stipulated to the damages on the common carrier claim, for amounts that are not material. A trial on the common carrier claim was held during July 2013. On December 9, 2014, the United States District Court for the District of Montana issued an order determining WBI Energy Midstream breached its obligations as a common carrier and ordered judgment in favor of Omimex for the amount of the stipulated damages. WBI Energy Midstream filed an appeal from the United States

District Court for the District of Montana's order and judgment. The parties reached a settlement of the matter in March 2017. The settlement provides for a payment by WBI Energy Midstream of an amount that is not material to the Company.
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
The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. Several alternatives for cleanup have been identified, with preliminary cost estimates ranging from approximately $500,000 to $11.0 million. The Oregon DEQ released a ROD in January 2015 that selected a remediation alternative for the site as recommended in an earlier staff report. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade anticipates its proportional share could be approximately 50 percent. Cascade has accrued $1.6 million for remediation of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012. Cascade received orders reauthorizing the deferred accounting for the 12-month periods starting November 30, 2013, December 1, 2014, and December 1, 2015. Cascade has requested authority to defer accounting for the 12-month period starting December 1, 2016, which is pending before the OPUC.
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
Cascade has received notices from and entered into agreement with certain of its insurance carriers that they will participate in defense of Cascade for these contamination claims subject to full and complete reservations of rights and defenses to insurance coverage. To the extent these claims are not covered by insurance, Cascade intends to seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers. The accruals related to these matters are reflected in regulatory assets.
Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $62.6 million at March 31, 2017, and are expected to mature by 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair values of the indemnity asset and guarantee liability are reflected in deferred charges and other assets - other and deferred credits and other liabilities - other, respectively, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.

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

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2017, the fixed maximum amounts guaranteed under these agreements aggregated $92.8 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $8.3 million in 2017; $26.2 million in 2018; $54.3 million in 2019; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at March 31, 2017. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2017, the fixed maximum amounts guaranteed under these letters of credit aggregated $31.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate $30.3 million in 2017 and $700,000 in 2018. There were no amounts outstanding under the above letters of credit at March 31, 2017. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at March 31, 2017.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2017, approximately $744.0 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
On June 24, 2016, WBI Energy entered into a membership interest purchase agreement with Tesoro to sell all of the outstanding membership interests in Dakota Prairie Refining to Tesoro. To effectuate the sale, WBI Energy acquired Calumet’s 50 percent membership interest in Dakota Prairie Refining on June 27, 2016. The sale of the membership interests to Tesoro closed on June 27, 2016. For more information on the Company's discontinued operations, see Note 8.
Dakota Prairie Refinery commenced operations in May 2015. The assets of Dakota Prairie Refining were used solely for the benefit of Dakota Prairie Refining. The total assets and liabilities of Dakota Prairie Refining were as follows:

March 31, 2016
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$478
Accounts receivable	11,169
Inventories	17,056
Prepayments and other current assets	6,124
Total current assets	34,827
Net property, plant and equipment	419,492
Deferred charges and other assets:
Other	8,941
Total deferred charges and other assets	8,941
Total assets	$463,260
Liabilities
Current liabilities:
Short-term borrowings	$63,200
Long-term debt due within one year	6,375
Accounts payable	27,697
Taxes payable	1,001
Accrued compensation	717
Other accrued liabilities	7,155
Total current liabilities	106,145
Long-term debt	62,625
Total liabilities	$168,770

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
At March 31, 2017, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $42.7 million.
Note 17 - Subsequent events
On March 1, 2017, the Company provided notice of its intent to redeem all outstanding shares of its preferred stock. Effective April 1, 2017, all outstanding preferred stock was redeemed for a repurchase price of approximately $15.9 million. The redemption of the preferred stock was funded with borrowings from the Company's commercial paper program and cash on hand.

On April 25, 2017, Cascade amended its revolving credit agreement to increase the borrowing limit to $75.0 million and extend the termination date to April 24, 2020.

On April 25, 2017, Intermountain amended its revolving credit agreement to increase the borrowing limit to $85.0 million and extend the termination date to April 24, 2020.

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
The key strategies for each of the Company's business segments and certain related business challenges are summarized below. For a summary of the Company's businesses, see Note 13.
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
Challenges Ongoing challenges for this segment include: energy price volatility; basis differentials; environmental and regulatory requirements; securing permits and easements; recruitment and retention of a skilled workforce; and competition from other pipeline and midstream companies.
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
Additional Information
For more information on the risks and challenges the Company faces as it pursues its growth strategies and other factors that should be considered for a better understanding of the Company's financial condition, see Part II, Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2016 Annual Report. For more information on key growth strategies, projections and certain assumptions, see Prospective Information. For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements.
Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's businesses.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions, where applicable)
Electric	$14.3	$11.1
Natural gas distribution	27.9	25.2
Pipeline and midstream	3.9	5.3
Construction materials and contracting	(19.9)	(14.5)
Construction services	7.4	6.0
Other	(.3)	(1.5)
Intersegment eliminations	2.2	—
Earnings before discontinued operations	35.5	31.6
Earnings (loss) from discontinued operations, net of tax	1.7	(18.0)
Loss from discontinued operations attributable to noncontrolling interest	—	(11.1)
Earnings on common stock	$37.2	$24.7
Earnings per common share – basic:
Earnings before discontinued operations	$.18	$.16
Discontinued operations attributable to the Company, net of tax	.01	(.03)
Earnings per common share – basic	$.19	$.13
Earnings per common share – diluted:
Earnings before discontinued operations	$.18	$.16
Discontinued operations attributable to the Company, net of tax	.01	(.03)
Earnings per common share – diluted	$.19	$.13
Three Months Ended March 31, 2017 and 2016 The Company recognized consolidated earnings of $37.2 million for the quarter ended March 31, 2017, compared to $24.7 million from the comparable prior period largely due to:

•
Discontinued operations which reflects the absence in 2017 of a loss at the refining business which was sold in June 2016, as well as the reversal in 2017 of a previously accrued liability due to the resolution of a legal matter

•	Higher natural gas retail sales volumes of 21 percent to all customer classes due to increased customers and colder weather in all regions served at the natural gas distribution business

•
Higher electric retail sales margins, primarily due to the recovery of additional investment in a MISO project, approved final and interim rate increases and 6 percent higher retail sales volumes primarily to residential and commercial customers at the electric business

•	Higher inside electrical workloads and margins offset in part by the absence in 2017 of a tax benefit of $1.5 million at the construction services business
These increases were partially offset by:

•	Lower construction margins and revenues and lower ready-mixed concrete volumes and margins at the construction materials and contracting business

•	Lower earnings due to the sale of Pronghorn in January 2017 at the pipeline and midstream business

Financial and Operating Data
Below are key financial and operating data for each of the Company's businesses.
Electric

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions, where applicable)
Operating revenues	$88.2	$82.9
Operating expenses:
Fuel and purchased power	21.9	22.0
Operation and maintenance	28.2	26.9
Depreciation, depletion and amortization	11.8	12.9
Taxes, other than income	3.5	3.4
	65.4	65.2
Operating income	22.8	17.7
Earnings	$14.3	$11.1
Retail sales (million kWh):
Residential	355.8	323.6
Commercial	397.0	373.7
Industrial	141.9	143.7
Other	22.3	21.4
	917.0	862.4
Average cost of fuel and purchased power per kWh	$.022	$.024
Three Months Ended March 31, 2017 and 2016 Electric earnings increased $3.2 million (29 percent) due to:

•
Higher retail sales margins, primarily due to the recovery of additional investment in a MISO project, approved final and interim rate increases and increased retail sales volumes of 6 percent, primarily to residential and commercial customers

•	Lower depreciation, depletion and amortization expense of $600,000 (after tax) due to lower depreciation rates implemented in conjunction with regulatory recovery activity
Partially offsetting the earnings increase was higher operation and maintenance expense, which includes $700,000 (after tax) due to higher payroll-related costs and timing of software maintenance costs.

Natural Gas Distribution

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions, where applicable)
Operating revenues	$342.5	$299.4
Operating expenses:
Purchased natural gas sold	214.4	182.1
Operation and maintenance	40.9	38.8
Depreciation, depletion and amortization	17.1	16.4
Taxes, other than income	18.6	16.7
	291.0	254.0
Operating income	51.5	45.4
Earnings	$27.9	$25.2
Volumes (MMdk)
Sales:
Residential	28.1	23.4
Commercial	19.0	15.6
Industrial	1.6	1.3
	48.7	40.3
Transportation:
Commercial	.7	.6
Industrial	38.0	40.7
	38.7	41.3
Total throughput	87.4	81.6
Degree days (% of normal)*
Montana-Dakota/Great Plains	98%	81%
Cascade	117%	87%
Intermountain	109%	95%
Average cost of natural gas, including transportation, per dk	$4.40	$4.52
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended March 31, 2017 and 2016 Natural gas distribution earnings increased $2.7 million (10 percent) due to higher natural gas retail sales margins resulting from higher retail sales volumes of 21 percent to all customer classes, primarily increased customers and colder weather in all regions served, and approved rate recovery.
Partially offsetting the increase were:

•	Higher operation and maintenance expense, which includes $1.4 million (after tax) largely the result of higher payroll-related costs, timing of software maintenance costs and bad debt expense

•	Higher depreciation, depletion and amortization expense of $400,000 (after tax) due to increased property, plant and equipment balances

Pipeline and Midstream

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Operating revenues	$28.0	$33.4
Operating expenses:
Operation and maintenance	13.5	13.8
Depreciation, depletion and amortization	4.1	6.2
Taxes, other than income	3.0	2.8
	20.6	22.8
Operating income	7.4	10.6
Earnings	$3.9	$5.3
Transportation volumes (MMdk)	67.1	75.3
Natural gas gathering volumes (MMdk)	3.9	4.9
Customer natural gas storage balance (MMdk):
Beginning of period	26.4	16.6
Net withdrawal	(11.4)	(2.1)
End of period	15.0	14.5
Three Months Ended March 31, 2017 and 2016 Pipeline and midstream earnings decreased $1.4 million (26 percent) primarily the result of:

•
Lower gathering and processing earnings of $3.2 million (after tax), primarily due to lower volumes resulting from the sale of Pronghorn in January 2017, as well as normal declines and lower gathering rates in certain operating areas

•	Lower transportation earnings due to lower transportation volumes, largely offset by increased firm contract demand revenue
Partially offsetting the decreases were:

•	Lower depreciation, depletion and amortization expense of $1.3 million (after tax), primarily the absence of Pronghorn

•	Lower interest expense of $600,000 (after tax) due to lower debt balances
Construction Materials and Contracting

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Operating revenues	$200.9	$210.0
Operating expenses:
Operation and maintenance	205.8	204.7
Depreciation, depletion and amortization	13.7	15.1
Taxes, other than income	9.0	9.6
	228.5	229.4
Operating loss	(27.6)	(19.4)
Loss	$(19.9)	$(14.5)
Sales (000's):
Aggregates (tons)	3,505	3,626
Asphalt (tons)	215	239
Ready-mixed concrete (cubic yards)	562	644
Three Months Ended March 31, 2017 and 2016 Construction materials and contracting experienced a seasonal first quarter loss of $19.9 million compared to a loss of $14.5 million a year ago (38 percent increased loss) due to:

•	Lower earnings of $3.2 million (after tax) resulting from lower construction margins and revenues primarily due to poor weather conditions

•	Lower earnings of $2.4 million (after tax) resulting from lower ready-mixed concrete volumes and margins primarily due to poor weather conditions and the effect of large projects in 2016

•	Lower earnings resulting from lower asset sales gains
Partially offsetting these decreases was higher earnings of $1.1 million (after tax) resulting from higher aggregate margins largely due to lower production costs and strong commercial and residential demand in certain regions.
Construction Services

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Operating revenues	$299.6	$256.0
Operating expenses:
Operation and maintenance	269.6	233.6
Depreciation, depletion and amortization	4.0	3.8
Taxes, other than income	13.3	10.6
	286.9	248.0
Operating income	12.7	8.0
Earnings	$7.4	$6.0
Three Months Ended March 31, 2017 and 2016 Construction services earnings increased $1.4 million (23 percent) due to:

•
Higher earnings of $3.9 million (after tax) resulting from higher inside electrical workloads and margins in the Western and Central regions largely due to timing of project startup and successful execution of labor activity on projects under full construction

•	Higher earnings of $1.2 million (after tax) resulting from higher industrial construction workloads and margins due to the scheduled timing of construction projects from our customer base
Partially offsetting the increases were:

•	The absence in 2017 of a tax benefit of $1.5 million related to the disposition of a non-strategic asset

•	Higher selling, general and administrative expense of $1.0 million (after tax), largely due to higher payroll-related costs

•	Lower equipment sales, as well as lower rental volumes and margins, due to decreased customer demand
Other

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Operating revenues	$2.1	$2.0
Operating expenses:
Operation and maintenance	1.2	1.7
Depreciation, depletion and amortization	.6	.5
Taxes, other than income	—	.1
	1.8	2.3
Operating income (loss)	.3	(.3)
Loss	$(.3)	$(1.5)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Three Months Ended March 31, 2017 and 2016 Other loss decreased $1.2 million, primarily the result of lower interest expense due to the repayment of long-term debt with the sale of the remaining exploration and production assets and lower operation and maintenance expense previously allocated to the refining business due to the sale of this business in 2016.

Discontinued Operations

	Three Months Ended
	March 31,
	2017		2016
	(In millions)
Income (loss) from discontinued operations before intercompany eliminations, net of tax	$3.9		$(18.1)
Intercompany eliminations	(2.2)	*	.1
Income (loss) from discontinued operations, net of tax	1.7		(18.0)
Loss from discontinued operations attributable to noncontrolling interest	—		(11.1)
Income (loss) from discontinued operations attributable to the Company, net of tax	$1.7		$(6.9)
* Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

Three Months Ended March 31, 2017 and 2016 The Company's income from discontinued operations was $1.7 million compared to a loss of $6.9 million for the comparable prior period. The increase was largely due to the absence in 2017 of a loss at the refining business which was sold in June 2016, as well as the reversal in 2017 of a previously accrued liability due to the resolution of a legal matter.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended
	March 31,
	2017		2016
	(In millions)
Intersegment transactions:
Operating revenues	$23.4		$23.5
Purchased natural gas sold	21.5		21.1
Operation and maintenance	1.9		2.4
Income from continuing operations	(2.2)	*	—
* Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

For more information on intersegment eliminations, see Note 13.
Prospective Information
The following information highlights the key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters for certain of the Company's businesses. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section and the various important factors listed in Part II, Item 1A - Risk Factors, as well as Part I, Item 1A - Risk Factors in the 2016 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.
MDU Resources Group, Inc.

•	The Company continually seeks opportunities to expand through organic growth opportunities and strategic acquisitions.

•	The Company focuses on creating value through vertical integration among its businesses.
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

•	The Company expects its customer base to grow by 1 percent to 2 percent per year.

•
In June 2016, the Company, along with a partner, began to build a 345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota, about 160 miles. The project has been approved as a MISO multivalue project. More than 99 percent of the necessary easements have been secured. The Company's total capital investment in this project is expected to be in the range of $150 million to $170 million. The Company expects this project to be completed in 2019.

•
In December 2016, the Company signed a 25-year agreement to purchase the power from the expansion of the Thunder Spirit Wind farm in southwest North Dakota. The agreement also includes an option to buy the project at the close of construction. The expansion of the Thunder Spirit Wind farm will boost the combined production at the wind farm to approximately 150 MW of renewable energy and, if purchased, will increase the Company's generation portfolio from approximately 22 percent renewables to 27 percent. The original 107.5-MW Thunder Spirit Wind farm includes 43 turbines; it was purchased by the Company in December 2015. The expansion includes 13 to 16 turbines, depending on the turbine size selected. It is expected to be online in December 2018. Construction costs for the project are estimated to be $85 million.

•
The Company is in the process of completing its 2017 electric integrated resource plan and is evaluating its future generation and power supply portfolio options, including a large-scale resource. The plan will be finalized and filed by mid-2017.

•	The Company is involved with a number of pipeline projects to enhance the reliability and deliverability of its system.

•	The Company is focused on organic growth, while monitoring potential merger and acquisition opportunities.

•	Regulatory actions
Completed Cases:
Since January 1, 2015, the Company has implemented final rate increases totaling $61.6 million in annual revenue. This includes electric rate proceedings in Montana, North Dakota, South Dakota, Wyoming and before the FERC, and natural gas proceedings in Idaho, Minnesota, Montana, North Dakota, Oregon, South Dakota, Washington and Wyoming. Recently implemented final rates include:

◦	On June 10, 2016, the Company filed an application for an increase in electric rates with the WYPSC, as discussed in Note 15.

◦	On August 12, 2016, the Company filed an application with the IPUC for a natural gas rate increase, as discussed in Note 15.

◦	On April 1, 2017, the Company implemented Phase 2 of the electric rate case approved by the MTPSC, as discussed in Note 15.
Pending Cases:
The Company is requesting rate increases totaling $39.6 million in annual revenue, which includes $39.1 million in implemented interim rates. Cases pending are:

◦	On December 2, 2016, the Company filed an application with the MTPSC requesting authority to implement gas and electric tax tracking adjustments, as discussed in Note 15.

◦	On December 21, 2016, the Company filed an application with the MNPUC requesting authority to implement a natural gas utility infrastructure cost tariff, as discussed in Note 15.

◦
The Company previously filed an application with the NDPSC on October 14, 2016, for an electric rate increase which also included a requested return on equity to be used in the determination of applications previously filed by the Company for a renewable resource cost adjustment rider, an electric generation resource recovery rider, and a transmission cost adjustment rider, as discussed in Note 15.

Pipeline and midstream

•
In September 2016, the Company secured sufficient capacity commitments and started survey work on a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota. The Valley Expansion project will connect the Viking Gas Transmission Company pipeline near Felton, Minnesota, to the Company's existing pipeline near Mapleton, North Dakota. Cost of the expansion is estimated at $55 million to $60 million. The project, which is designed to transport 40 million cubic feet of natural gas per day, is under the jurisdiction of the FERC. In October 2016, the Company received FERC approval on its pre-filing for the Valley Expansion project. With minor enhancements, the pipeline will be able to transport significantly more volume if required, based on capacity requested or as needed in the future as the region's demand grows. Following receipt of necessary permits and regulatory approvals, construction is expected to begin in 2018 with completion expected in late 2018.

•
The Company signed agreements to complete expansion projects, including the Charbonneau and Line Section 25 expansion project, in 2016. The Charbonneau and Line Section 25 expansion project will include a new compression station as well as other compression modifications and is expected to be in service in the second quarter of 2017.

•	The Company continues to focus on growing and improving existing operations through organic projects to become the leading pipeline company and midstream provider in all areas in which it operates.
Construction materials and contracting

•	Approximate work backlog at March 31, 2017, was $725 million, compared to $831 million a year ago.

•	Projected revenues are in the range of $1.85 billion to $1.95 billion in 2017.

•	The Company anticipates margins in 2017 to be slightly higher as compared to 2016 margins.

•	In December 2015, Congress passed, and the president signed, a $305 billion, five-year highway bill for funding of transportation infrastructure projects that are a key part of the Company's market.

•
As one of the country's largest sand and gravel producers, the Company will continue to strategically manage its 1.0 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated.

•
Of the seven labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2016 Annual Report, three have been ratified. The four remaining contracts are still in negotiations.

Construction services

•	Approximate work backlog at March 31, 2017, was $529 million, compared to $530 million a year ago.

•	Projected revenues are in the range of $1.0 billion to $1.1 billion in 2017.

•	The Company anticipates margins in 2017 to be comparable to 2016 margins.

•
The Company continues to pursue opportunities for expansion in energy projects such as petrochemical, transmission, substations, utility services, and renewables. Initiatives are aimed at capturing additional market share and expanding into new markets.

•
As the 13th-largest specialty contractor, the Company continues to pursue opportunities for expansion and execute initiatives in current and new markets that align with the Company's expertise, resources and strategic growth plan.

•	The five labor contracts that MDU Construction Services was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2016 Annual Report, have been ratified.
Liquidity and Capital Commitments
At March 31, 2017, the Company had cash and cash equivalents of $50.7 million and available borrowing capacity of $652.3 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; and through the issuance of long-term debt.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital. Changes in cash flows for discontinued operations are related to the former exploration and production and refining businesses.
Cash flows provided by operating activities in the first three months of 2017 increased $41.0 million from the comparable period in 2016. The increase in cash flows provided by operating activities was largely from the absence in 2017 of the use of cash at the exploration and production and refining businesses in 2016.
Investing activities Cash flows provided by investing activities in the first three months of 2017 was $45.6 million compared to cash flows used in investing activities of $79.5 million in the first three months of 2016. The change was primarily due to net proceeds from the sale of Pronghorn at the pipeline and midstream business along with lower capital expenditures primarily at the electric and construction services businesses. Partially offsetting the change was the absence of net proceeds from the sale of property at the exploration and production business.
Financing activities Cash flows used in financing activities in the first three months of 2017 was $127.5 million compared to cash flows provided by financing activities of $40.7 million in the first three months of 2016. The change was primarily due to lower issuance of long-term debt in 2017 of $166.6 million.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2016 Annual Report. For more information, see Note 14 and Part II, Item 7 in the 2016 Annual Report.
Capital expenditures
Capital expenditures for the first three months of 2017 were $55.1 million and are estimated to be approximately $519.0 million for 2017. Estimated capital expenditures include:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline, gathering and other midstream projects

•	Power generation and transmission opportunities

•	Environmental upgrades

•	Other growth opportunities
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimated 2017 capital expenditures referred to previously. The Company expects the 2017 estimated capital expenditures to be funded by various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; through the issuance of long-term debt; and asset sales.
Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2017. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 6, in the 2016 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at March 31, 2017:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$34.3	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$50.0	(c)	$—		$2.2	(d)	7/9/18
Intermountain Gas Company	Revolving credit agreement		$65.0	(e)	$—		$—		7/13/18
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$101.2	(b)	$—		9/23/21

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

The Company's coverage of earnings to fixed charges including preferred stock dividends was 4.1 times, 3.3 times and 3.9 times for the 12 months ended March 31, 2017 and 2016, and December 31, 2016, respectively.
Total equity as a percent of total capitalization was 58 percent, 56 percent and 56 percent at March 31, 2017 and 2016, and December 31, 2016, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
Cascade Natural Gas Corporation On April 25, 2017, Cascade amended its revolving credit agreement to increase the borrowing limit from $50.0 million to $75.0 million and extend the termination date from July 9, 2018 to April 24, 2020. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
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
Intermountain Gas Company On April 25, 2017, Intermountain amended its revolving credit agreement to increase the borrowing limit from $65.0 million to $85.0 million and extend the termination date from July 13, 2018 to April 24, 2020. The credit agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
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
WBI Energy Transmission, Inc. WBI Energy Transmission has a $200.0 million uncommitted note purchase and private shelf agreement with an expiration date of May 16, 2019. WBI Energy Transmission had $100.0 million of notes outstanding at March 31, 2017, which reduced the remaining capacity under this uncommitted private shelf agreement to $100.0 million.
Off balance sheet arrangements
As of March 31, 2017, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations from continuing operations relating to long-term debt, estimated interest payments, operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2017 from those reported in the 2016 Annual Report.
For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2016 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 6, which is incorporated by reference.

Critical Accounting Policies Involving Significant Estimates
The Company's critical accounting policies involving significant estimates include impairment testing of assets held for sale, impairment testing of long-lived assets and intangibles, revenue recognition, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2016 Annual Report. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2016 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2016 Annual Report.
At March 31, 2017, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings required by this item, see Note 16, which is incorporated herein by reference.
Item 1A. Risk Factors
There are no material changes to the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2017	—
February 1 through February 28, 2017	64,384	$26.15
March 1 through March 31, 2017	—
Total	64,384

(1)	Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
None.
Item 6. Exhibits
See the index to exhibits immediately preceding the exhibits filed with this report.

Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 8, 2017	BY:	/s/ Doran N. Schwartz
Doran N. Schwartz
Vice President and Chief Financial Officer

		BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.

3	Bylaws of MDU Resources Group, Inc., as amended and restated on February 16, 2017, filed as Exhibit 3.1 to Form 8-K dated February 16, 2017, filed on February 21, 2017, in File No. 1-03480*

+10(a)	MDU Resources Group, Inc. 401(k) Retirement Plan, as restated as of January 1, 2017**

+10(b)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 31, 2017**

+10(c)
Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 16, 2017, filed as Exhibit 10.1 to Form 8-K dated February 16, 2017, filed on February 21, 2017, in File No. 1-03480*

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

101
The following materials from MDU Resources Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

* Incorporated herein by reference as indicated.
** Filed herewith.
+ Management contract, compensatory plan or arrangement.
MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.