Form 10-Q
period 2017-09-30
MDU RESOURCES GROUP INC
filed 2017-11-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2017: 195,304,376 shares.

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2016 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2016
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATBs	Atmospheric tower bottoms
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
Calumet	Calumet Specialty Products Partners, L.P.
Capital Electric	Capital Electric Construction Company, Inc., a direct wholly owned subsidiary of MDU Construction Services
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IFRS	International Financial Reporting Standards
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
MTPSC	Montana Public Service Commission

MW	Megawatt
NDPSC	North Dakota Public Service Commission
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream's 50 percent ownership interests were sold effective January 1, 2017)
PRP	Potentially Responsible Party
RIN	Renewable Identification Number
ROD	Record of Decision
SEC	United States Securities and Exchange Commission
SSIP	System Safety and Integrity Program
Tesoro	Tesoro Refining & Marketing Company LLC
Tesoro Logistics	QEP Field Services, LLC doing business as Tesoro Logistics Rockies LLC
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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

Part I -- Financial Information
Item 1. Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$206,936	$192,079	$866,035	$783,997
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	1,065,612	1,016,488	2,412,077	2,328,733
Total operating revenues	1,272,548	1,208,567	3,278,112	3,112,730
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	79,293	77,662	235,306	229,364
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	893,616	842,878	2,115,747	2,008,122
Total operation and maintenance	972,909	920,540	2,351,053	2,237,486
Electric fuel and purchased power	18,906	16,800	57,544	54,725
Purchased natural gas sold	33,319	34,321	283,936	242,795
Depreciation, depletion and amortization	52,155	54,094	155,138	163,226
Taxes, other than income	38,882	36,128	127,273	116,864
Total operating expenses	1,116,171	1,061,883	2,974,944	2,815,096
Operating income	156,377	146,684	303,168	297,634
Other income	1,011	1,741	2,809	3,662
Interest expense	20,909	22,278	61,978	67,365
Income before income taxes	136,479	126,147	243,999	233,931
Income taxes	46,930	37,761	74,406	67,381
Income from continuing operations	89,549	88,386	169,593	166,550
Loss from discontinued operations, net of tax (Note 8)	(2,198)	(5,400)	(3,702)	(299,538)
Net income (loss)	87,351	82,986	165,891	(132,988)
Loss from discontinued operations attributable to noncontrolling interest (Note 8)	—	—	—	(131,691)
Loss on redemption of preferred stocks	—	—	600	—
Dividends declared on preferred stocks	—	171	171	514
Earnings (loss) on common stock	$87,351	$82,815	$165,120	$(1,811)
Earnings (loss) per common share - basic:
Earnings before discontinued operations	$.46	$.45	$.86	$.85
Discontinued operations attributable to the Company, net of tax	(.01)	(.03)	(.01)	(.86)
Earnings (loss) per common share - basic	$.45	$.42	$.85	$(.01)
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$.46	$.45	$.86	$.85
Discontinued operations attributable to the Company, net of tax	(.01)	(.03)	(.02)	(.86)
Earnings (loss) per common share - diluted	$.45	$.42	$.84	$(.01)
Dividends declared per common share	$.1925	$.1875	$.5775	$.5625
Weighted average common shares outstanding - basic	195,304	195,304	195,304	195,298
Weighted average common shares outstanding - diluted	195,783	195,811	195,922	195,794
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$87,351	$82,986	$165,891	$(132,988)
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income (loss), net of tax of $56 and $56 for the three months ended and $168 and $170 for the nine months ended in 2017 and 2016, respectively	92	92	275	275
Postretirement liability adjustment:
Amortization of postretirement liability (gains) losses included in net periodic benefit cost (credit), net of tax of $203 and $143 for the three months ended and $609 and $(676) for the nine months ended in 2017 and 2016, respectively	333	236	1,002	(1,111)
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $0 and $0 for the three months ended and $(725) and $0 for the nine months ended in 2017 and 2016, respectively	—	—	(917)	—
Postretirement liability adjustment	333	236	85	(1,111)
Foreign currency translation adjustment recognized during the period, net of tax of $9 and $(2) for the three months ended and $5 and $32 for the nine months ended in 2017 and 2016, respectively	15	(4)	9	52
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(10) and $(23) for the three months ended and $(38) and $(35) for the nine months ended in 2017 and 2016, respectively	(19)	(42)	(70)	(65)
Reclassification adjustment for loss on available-for-sale investments included in net income (loss), net of tax of $14 and $18 for the three months ended and $50 and $57 for the nine months ended in 2017 and 2016, respectively	27	33	93	106
Net unrealized gain (loss) on available-for-sale investments	8	(9)	23	41
Other comprehensive income (loss)	448	315	392	(743)
Comprehensive income (loss)	87,799	83,301	166,283	(133,731)
Comprehensive loss from discontinued operations attributable to noncontrolling interest	—	—	—	(131,691)
Comprehensive income (loss) attributable to common stockholders	$87,799	$83,301	$166,283	$(2,040)
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	September 30, 2016	December 31, 2016
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$37,356	$59,868	$46,107
Receivables, net	739,402	665,142	630,243
Inventories	232,555	245,790	238,273
Prepayments and other current assets	89,625	49,082	48,461
Current assets held for sale	304	45,867	14,391
Total current assets	1,099,242	1,065,749	977,475
Investments	133,895	126,048	125,866
Property, plant and equipment	6,658,891	6,588,445	6,510,229
Less accumulated depreciation, depletion and amortization	2,667,762	2,583,566	2,578,902
Net property, plant and equipment	3,991,129	4,004,879	3,931,327
Deferred charges and other assets:
Goodwill	631,791	641,527	631,791
Other intangible assets, net	4,209	6,529	5,925
Other	419,846	360,537	415,419
Noncurrent assets held for sale	64,333	112,440	196,664
Total deferred charges and other assets	1,120,179	1,121,033	1,249,799
Total assets	$6,344,445	$6,317,709	$6,284,467
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$148,499	$93,598	$43,598
Accounts payable	304,101	281,373	279,962
Taxes payable	108,946	59,747	48,164
Dividends payable	37,596	36,791	37,767
Accrued compensation	67,097	58,604	65,867
Other accrued liabilities	184,580	191,904	184,377
Current liabilities held for sale	5,749	18,065	9,924
Total current liabilities	856,568	740,082	669,659
Long-term debt	1,592,053	1,808,350	1,746,561
Deferred credits and other liabilities:
Deferred income taxes	652,413	662,326	668,226
Other	889,494	821,890	883,777
Total deferred credits and other liabilities	1,541,907	1,484,216	1,552,003
Commitments and contingencies
Stockholders' equity:
Preferred stocks	—	15,000	15,000
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 195,843,297 at September 30, 2017 and 2016 and December 31, 2016	195,843	195,843	195,843
Other paid-in capital	1,232,766	1,231,396	1,232,478
Retained earnings	964,275	884,339	912,282
Accumulated other comprehensive loss	(35,341)	(37,891)	(35,733)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,353,917	2,270,061	2,301,244
Total stockholders' equity	2,353,917	2,285,061	2,316,244
Total liabilities and stockholders' equity	$6,344,445	$6,317,709	$6,284,467
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Operating activities:
Net income (loss)	$165,891	$(132,988)
Loss from discontinued operations, net of tax	(3,702)	(299,538)
Income from continuing operations	169,593	166,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	155,138	163,226
Deferred income taxes	(16,777)	(1,346)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(121,128)	(75,308)
Inventories	2,047	(4,153)
Other current assets	(40,655)	(18,824)
Accounts payable	30,097	15,514
Other current liabilities	66,647	48,973
Other noncurrent changes	(15,081)	(25,284)
Net cash provided by continuing operations	229,881	269,348
Net cash provided by discontinued operations	42,020	7,127
Net cash provided by operating activities	271,901	276,475
Investing activities:
Capital expenditures	(222,084)	(303,873)
Net proceeds from sale or disposition of property and other	121,162	17,583
Investments	(260)	56
Net cash used in continuing operations	(101,182)	(286,234)
Net cash provided by discontinued operations	2,234	31,918
Net cash used in investing activities	(98,948)	(254,316)
Financing activities:
Issuance of long-term debt	133,437	341,777
Repayment of long-term debt	(183,968)	(236,433)
Dividends paid	(113,131)	(110,366)
Redemption of preferred stock	(15,600)	—
Repurchase of common stock	(1,684)	—
Tax withholding on stock-based compensation	(757)	(323)
Net cash used in continuing operations	(181,703)	(5,345)
Net cash used in discontinued operations	—	(40,852)
Net cash used in financing activities	(181,703)	(46,197)
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Decrease in cash and cash equivalents	(8,751)	(24,035)
Cash and cash equivalents -- beginning of year	46,107	83,903
Cash and cash equivalents -- end of period	$37,356	$59,868
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2017 and 2016
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2016 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after September 30, 2017, up to the date of issuance of these consolidated interim financial statements.
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
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $27.2 million, $26.3 million and $29.2 million at September 30, 2017 and 2016, and December 31, 2016, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at September 30, 2017 and 2016, and December 31, 2016, was $9.0 million, $10.2 million and $10.5 million, respectively.
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

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Aggregates held for resale	$116,399	$119,078	$115,471
Natural gas in storage (current)	29,974	35,625	25,761
Asphalt oil	26,682	23,480	29,103
Materials and supplies	20,778	18,584	18,372
Merchandise for resale	15,346	15,672	16,437
Other	23,376	33,351	33,129
Total	$232,555	$245,790	$238,273

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $49.5 million, $49.1 million and $49.5 million at September 30, 2017 and 2016, and December 31, 2016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Weighted average common shares outstanding - basic	195,304	195,304	195,304	195,298
Effect of dilutive performance share awards	479	507	618	496
Weighted average common shares outstanding - diluted	195,783	195,811	195,922	195,794
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Note 6 - New accounting standards
Recently adopted accounting standards
Balance Sheet Classification of Deferred Taxes In November 2015, the FASB issued guidance regarding the classification of deferred taxes on the balance sheet. The guidance requires all deferred tax assets and liabilities to be classified as noncurrent. These amendments align GAAP with IFRS. The Company adopted the guidance in the fourth quarter of 2016 and applied the retrospective method of adoption. The guidance required a reclassification of current deferred income taxes to noncurrent deferred income taxes on the Consolidated Balance Sheets, but did not impact the Company's results of operations or cash flows. As a result of the retrospective application of this change in accounting principle, the Company reclassified deferred income taxes of $31.4 million from current assets - deferred income taxes to deferred credits and other liabilities - deferred income taxes on its Consolidated Balance Sheet at September 30, 2016.
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
The Company plans to adopt the guidance on January 1, 2018, and to use the modified retrospective approach. Under the modified retrospective approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. To date, the Company has not identified any material cumulative effect adjustments to be made to retained earnings. In addition, the guidance will require expanded disclosures, both quantitative and qualitative, related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. To date, the Company has reviewed nearly all of its revenue streams, completing the preliminary evaluation of the impact of this guidance. Based on the preliminary evaluation, the Company does not anticipate a significant change in the timing of revenue recognition, results of operations, financial position or cash flows, however the Company will continue to evaluate the impact of this guidance through the date of adoption.
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
Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued guidance to clarify the classification of certain cash receipts and payments in the statement of cash flows. The guidance is intended to standardize the presentation and classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements and distributions from equity method investments. In addition, the guidance clarifies how to classify transactions that have characteristics of more than one class of cash flows. This guidance will be effective for the Company on January 1, 2018, with early adoption permitted. Entities must apply the guidance retrospectively unless it is impracticable to do so, in which case they may apply it prospectively as of the earliest date practicable. The Company plans to adopt the guidance on January 1, 2018. The Company's initial evaluation of the guidance did not identify any changes to the current presentation of the statement of cash flows; therefore, no retrospective adjustments to prior periods will be necessary.
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
The Company plans to adopt the guidance as required on January 1, 2018, which will include the reclassification of all components of net periodic benefit costs, except for the service cost component, from operating expenses to other income on the Consolidated Statements of Income. The impact upon adoption of the new guidance will be an increase to operating income and decrease to other income on the Consolidated Statements of Income and no impact to earnings. The guidance will not have a material impact on the Company's disclosures or cash flows.
Leases In February 2016, the FASB issued guidance regarding leases. The guidance requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for operating and financing leases with terms of more than 12 months. The guidance remains largely the same for lessors, although some changes were made to better align lessor accounting with the new lessee accounting and to align with the revenue recognition standard. The guidance also requires additional disclosures, both quantitative and qualitative, related to operating and finance leases for the lessee and sales-type, direct financing and operating leases for the lessor. This guidance will be effective for the Company on January 1, 2019, and should be applied using a modified retrospective approach with early adoption permitted. The Company continues to evaluate the potential impact the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures. The Company is planning to adopt the standard on January 1, 2019, utilizing the practical expedient that allows the Company to not reassess whether an expired or existing contract contains a lease, the classification of leases or initial direct costs.
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
Note 7 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended September 30, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,117)	$(33,469)	$(155)	$(48)	$(35,789)
Other comprehensive income (loss) before reclassifications	—	—	15	(19)	(4)
Amounts reclassified from accumulated other comprehensive loss	92	333	—	27	452
Net current-period other comprehensive income	92	333	15	8	448
Balance at end of period	$(2,025)	$(33,136)	$(140)	$(40)	$(35,341)

Three Months Ended September 30, 2016	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,484)	$(35,604)	$(144)	$26	$(38,206)
Other comprehensive loss before reclassifications	—	—	(4)	(42)	(46)
Amounts reclassified from accumulated other comprehensive loss	92	236	—	33	361
Net current-period other comprehensive income (loss)	92	236	(4)	(9)	315
Balance at end of period	$(2,392)	$(35,368)	$(148)	$17	$(37,891)

Nine Months Ended September 30, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,300)	$(33,221)	$(149)	$(63)	$(35,733)
Other comprehensive income (loss) before reclassifications	—	—	9	(70)	(61)
Amounts reclassified from accumulated other comprehensive loss	275	1,002	—	93	1,370
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(917)	—	—	(917)
Net current-period other comprehensive income	275	85	9	23	392
Balance at end of period	$(2,025)	$(33,136)	$(140)	$(40)	$(35,341)

Nine Months Ended September 30, 2016	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,667)	$(34,257)	$(200)	$(24)	$(37,148)
Other comprehensive income (loss) before reclassifications	—	—	52	(65)	(13)
Amounts reclassified from accumulated other comprehensive loss	275	(1,111)	—	106	(730)
Net current-period other comprehensive income (loss)	275	(1,111)	52	41	(743)
Balance at end of period	$(2,392)	$(35,368)	$(148)	$17	$(37,891)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income (loss)	$(148)	$(148)	$(443)	$(445)	Interest expense
	56	56	168	170	Income taxes
	(92)	(92)	(275)	(275)
Amortization of postretirement liability gains (losses) included in net periodic benefit cost (credit)	(536)	(379)	(1,611)	1,787	(a)
	203	143	609	(676)	Income taxes
	(333)	(236)	(1,002)	1,111
Reclassification adjustment for loss on available-for-sale investments included in net income (loss)	(41)	(51)	(143)	(163)	Other income
	14	18	50	57	Income taxes
	(27)	(33)	(93)	(106)
Total reclassifications	$(452)	$(361)	$(1,370)	$730
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

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of and activity associated with Dakota Prairie Refining on the Company's Consolidated Balance Sheets were as follows:

	September 30, 2017		September 30, 2016	December 31, 2016
	(In thousands)
Assets
Current assets:
Receivables, net	$—		$13	$—
Income taxes receivable	8,444	(a)	32,388	13,987
Prepayments and other current assets	—		7,741	—
Total current assets held for sale	8,444		40,142	13,987
Noncurrent assets:
Deferred income taxes	—		2,984	—
Total noncurrent assets held for sale	—		2,984	—
Total assets held for sale	$8,444		$43,126	$13,987
Liabilities
Current liabilities:
Accounts payable	$—		$7,063	$7,425
Other accrued liabilities	—		7,743	—
Total current liabilities held for sale	—		14,806	7,425
Noncurrent liabilities:
Deferred income taxes (b)	55		—	14
Total noncurrent liabilities held for sale	55		—	14
Total liabilities held for sale	$55		$14,806	$7,439

(a)	On the Company's Consolidated Balance Sheets, this amount was reclassified to income taxes payable and is reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to noncurrent deferred income tax assets and are reflected in noncurrent assets held for sale.

In the first quarter of 2017, the Company recorded a reversal of a previously accrued liability of $7.0 million ($4.3 million after tax) due to the resolution of a legal matter. At September 30, 2017, Dakota Prairie Refining had not incurred any material exit and disposal costs, and does not expect to incur any material exit and disposal costs.
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

The carrying amounts of the major classes of assets and liabilities that are classified as held for sale related to the operations of Fidelity on the Company's Consolidated Balance Sheets were as follows:

	September 30, 2017	September 30, 2016		December 31, 2016
	(In thousands)
Assets
Current assets:
Receivables, net	$304	$7,930		$355
Total current assets held for sale	304	7,930		355
Noncurrent assets:
Net property, plant and equipment	2,064	5,507		5,507
Deferred income taxes	62,163	104,726		91,098
Other	161	161		161
Less allowance for impairment of assets held for sale	—	938		938
Total noncurrent assets held for sale	64,388	109,456		95,828
Total assets held for sale	$64,692	$117,386		$96,183
Liabilities
Current liabilities:
Accounts payable	$68	$175		$141
Taxes payable	11,745	2,205	(a)	19	(a)
Other accrued liabilities	2,380	3,084		2,358
Total current liabilities held for sale	14,193	5,464		2,518
Total liabilities held for sale	$14,193	$5,464		$2,518

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to prepayments and other current assets and are reflected in current assets held for sale.

The Company reclassified current income tax assets of $47.5 million and current income tax liabilities of $4.1 million to noncurrent assets - deferred income taxes at September 30, 2016, pursuant to the retrospective application of the adoption of the ASU related to the balance sheet classification of deferred taxes. For more information on this ASU, see Note 6.
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
The Company incurred transaction costs of approximately $300,000 in the first quarter of 2016. In addition to the transaction costs, and due in part to the change in plans to sell the assets of Fidelity rather than sell Fidelity as a company, Fidelity incurred and expensed approximately $5.6 million of exit and disposal costs for the nine months ended September 30, 2016, and has incurred $10.5 million of exit and disposal costs to date. Fidelity incurred no exit and disposal costs for the three and nine months ended September 30, 2017, and the Company does not expect to incur any additional material exit and disposal costs. The exit and disposal costs are associated with severance and other related matters and exclude the office lease expiration discussed in the following paragraph.
Fidelity vacated its office space in Denver, Colorado in 2016. The Company incurred lease payments of approximately $900,000 in 2016. A lease termination payment of $3.2 million was made during the second quarter of 2016. Existing office furniture and fixtures were relinquished to the lessor in the second quarter of 2016.

Dakota Prairie Refining and Fidelity The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining and Fidelity, to the after-tax loss from discontinued operations on the Company's Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Operating revenues	$121	$162	$356	$122,894
Operating expenses	384	230	(4,988)	513,756
Operating income (loss)	(263)	(68)	5,344	(390,862)
Other income (expense)	—	375	(13)	762
Interest expense	—	—	239	1,753
Income (loss) from discontinued operations before income taxes	(263)	307	5,092	(391,853)
Income taxes	1,935	5,707	8,794	(92,315)
Loss from discontinued operations	(2,198)	(5,400)	(3,702)	(299,538)
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	(131,691)
Loss from discontinued operations attributable to the Company	$(2,198)	$(5,400)	$(3,702)	$(167,847)

The pretax income (loss) from discontinued operations attributable to the Company, related to the operations of and activity associated with Dakota Prairie Refining, were $0 and $935,000 for the three months ended and $6.9 million and $(253.0) million for the nine months ended September 30, 2017 and 2016, respectively.
Note 9 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Nine Months Ended September 30, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at September 30, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Nine Months Ended September 30, 2016	Balance at January 1, 2016	*	Goodwill Acquired During the Year	Balance at September 30, 2016	*
	(In thousands)
Natural gas distribution	$345,736		$—	$345,736
Pipeline and midstream	9,737		—	9,737
Construction materials and contracting	176,290		—	176,290
Construction services	103,441		6,323	109,764
Total	$635,204		$6,323	$641,527
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Year Ended December 31, 2016	Balance at January 1, 2016	*	Goodwill Acquired During the Year	Held for Sale	Balance at December 31, 2016
	(In thousands)
Natural gas distribution	$345,736		$—	$—	$345,736
Pipeline and midstream	9,737		—	(9,737)	—
Construction materials and contracting	176,290		—	—	176,290
Construction services	103,441		6,324	—	109,765
Total	$635,204		$6,324	$(9,737)	$631,791
* Balance is presented net of accumulated impairment of $12.3 million at the pipeline and midstream segment, which occurred in prior periods.

Other amortizable intangible assets were as follows:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Customer relationships	$15,248	$17,145	$17,145
Less accumulated amortization	13,176	13,524	13,917
	2,072	3,621	3,228
Noncompete agreements	2,430	2,430	2,430
Less accumulated amortization	1,769	1,622	1,658
	661	808	772
Other	7,020	7,764	7,768
Less accumulated amortization	5,544	5,664	5,843
	1,476	2,100	1,925
Total	$4,209	$6,529	$5,925

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2017, was $500,000 and $1.7 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2016, was $600,000 and $1.9 million, respectively. Estimated amortization expense for amortizable intangible assets is $2.2 million in 2017, $1.2 million in 2018, $1.0 million in 2019, $500,000 in 2020, $200,000 in 2021 and $800,000 thereafter.
Note 10 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $75.0 million, $72.8 million and $70.9 million, at September 30, 2017 and 2016, and December 31, 2016, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.9 million and $6.9 million for the three and nine months ended September 30, 2017, respectively. The net unrealized gains on these investments were $1.4 million and $5.3 million for the three and nine months ended September 30, 2016, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in operation and maintenance expense on the Consolidated Statements of Income.
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

September 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,488	$11	$(72)	$9,427
U.S. Treasury securities	613	—	(1)	612
Total	$10,101	$11	$(73)	$10,039

September 30, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,882	$43	$(17)	$9,908
Total	$9,882	$43	$(17)	$9,908

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,546	$8	$(105)	$10,449
Total	$10,546	$8	$(105)	$10,449

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the nine months ended September 30, 2017 and 2016, there were no transfers between Levels 1 and 2.
The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
	(In thousands)
Assets:
Money market funds	$—	$6,204	$—	$6,204
Insurance contract*	—	74,991	—	74,991
Available-for-sale securities:
Mortgage-backed securities	—	9,427	—	9,427
U.S. Treasury securities	—	612	—	612
Total assets measured at fair value	$—	$91,234	$—	$91,234

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2017	$1,740,552	$1,846,811
Long-term debt at September 30, 2016	$1,901,948	$2,047,339
Long-term debt at December 31, 2016	$1,790,159	$1,841,885

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 11 - Equity
A summary of the changes in equity was as follows:

Nine Months Ended September 30, 2017	Total Equity
(In thousands)
Balance at December 31, 2016	$2,316,244
Net income	165,891
Other comprehensive income	392
Dividends declared on preferred stocks	(171)
Dividends declared on common stock	(112,788)
Stock-based compensation	2,390
Repurchase of common stock	(1,684)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	(757)
Redemption of preferred stock	(15,600)
Balance at September 30, 2017	$2,353,917

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

Note 12 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Interest, net of amount capitalized and AFUDC - borrowed of $676 and $842 in 2017 and 2016, respectively	$58,119	$66,281
Income taxes paid, net*	$46,430	$73,771

*	Income taxes paid (refunded), net of discontinued operations, were $1.4 million and $(144,000) for the nine months ended September 30, 2017 and 2016, respectively.

Noncash investing transactions were as follows:

	September 30,
	2017	2016
	(In thousands)
Property, plant and equipment additions in accounts payable	$16,914	$22,560

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
The construction services segment provides construction services specializing in constructing and maintaining electric and communication lines, gas pipelines, fire suppression systems, and external lighting and traffic signalization. This segment also provides utility excavation and inside electrical and mechanical services, and manufactures and distributes transmission line construction equipment and other supplies.

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
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2016 Annual Report. Information on the Company's businesses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$91,531	$82,156	$254,330	$238,911
Natural gas distribution	92,253	87,941	566,364	500,106
Pipeline and midstream	23,152	21,982	45,341	44,980
	206,936	192,079	866,035	783,997
Nonregulated operations:
Pipeline and midstream	5,356	10,732	13,518	29,697
Construction materials and contracting	686,010	724,535	1,388,212	1,475,643
Construction services	374,111	280,801	1,009,693	822,226
Other	135	420	654	1,167
	1,065,612	1,016,488	2,412,077	2,328,733
Total external operating revenues	$1,272,548	$1,208,567	$3,278,112	$3,112,730

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—	$—
Natural gas distribution	—	—	—	—
Pipeline and midstream	3,081	3,278	30,923	30,969
	3,081	3,278	30,923	30,969
Nonregulated operations:
Pipeline and midstream	38	41	132	161
Construction materials and contracting	142	155	400	370
Construction services	415	3	715	541
Other	1,910	2,204	5,411	5,542
	2,505	2,403	6,658	6,614
Intersegment eliminations	(5,586)	(5,681)	(37,581)	(37,583)
Total intersegment operating revenues	$—	$—	$—	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Earnings (loss) on common stock:
Regulated operations:
Electric	$15,712	$12,699	$37,904	$31,840
Natural gas distribution	(10,883)	(12,524)	14,181	4,940
Pipeline and midstream	5,853	5,389	15,901	16,241
	10,682	5,564	67,986	53,021
Nonregulated operations:
Pipeline and midstream	95	1,304	(770)	2,043
Construction materials and contracting	63,221	69,523	64,477	88,747
Construction services	13,144	7,234	32,896	20,198
Other	552	(1,009)	(1,888)	(3,572)
	77,012	77,052	94,715	107,416
Intersegment eliminations*	1,855	5,599	6,121	5,599
Earnings on common stock before loss from discontinued operations	89,549	88,215	168,822	166,036
Loss from discontinued operations, net of tax*	(2,198)	(5,400)	(3,702)	(299,538)
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	(131,691)
Total earnings (loss) on common stock	$87,351	$82,815	$165,120	$(1,811)

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

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$377	$412
Interest cost	4,052	4,305	816	922
Expected return on assets	(5,132)	(5,231)	(1,160)	(1,133)
Amortization of prior service credit	—	—	(343)	(343)
Amortization of net actuarial loss	1,589	1,553	213	371
Net periodic benefit cost (credit), including amount capitalized	509	627	(97)	229
Less amount capitalized	65	82	(95)	(34)
Net periodic benefit cost (credit)	$444	$545	$(2)	$263

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30,	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1,130	$1,236
Interest cost	12,155	12,915	2,449	2,766
Expected return on assets	(15,395)	(15,693)	(3,480)	(3,400)
Amortization of prior service credit	—	—	(1,029)	(1,029)
Amortization of net actuarial loss	4,767	4,660	649	1,118
Net periodic benefit cost (credit), including amount capitalized	1,527	1,882	(281)	691
Less amount capitalized	245	284	(248)	4
Net periodic benefit cost (credit)	$1,282	$1,598	$(33)	$687

Nonqualified benefit plans
In addition to the qualified plan defined pension benefits reflected in the table, the Company also has unfunded, nonqualified benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2017, was $1.2 million and $3.5 million, respectively. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2016, was $1.3 million and $600,000, respectively, which reflects a curtailment gain of $3.3 million in the first quarter of 2016.
Note 15 - Regulatory matters
On August 12, 2016, Intermountain filed an application with the IPUC for a natural gas rate increase of approximately $10.2 million annually or approximately 4.1 percent above current rates. The request included rate recovery associated with increased investment in facilities and increased operating expenses. On January 17, 2017, Intermountain provided the IPUC with an updated revenue request of approximately $9.4 million. On April 28, 2017, the IPUC issued an order approving an increase of approximately $4.1 million or approximately 1.6 percent above current rates based on a 9.5 percent return on equity effective with service rendered on and after May 1, 2017. On May 18, 2017, Intermountain filed a petition for reconsideration with the IPUC requesting the reconsideration of certain items denied in the order dated April 28, 2017. On June 15, 2017, the IPUC granted the request for reconsideration. On August 17, 2017, Intermountain, the IPUC staff and the interveners of the case filed a stipulation and settlement resolving all issues. The stipulation and settlement reflected an increase of approximately $1.2 million or 1.36 percent more in annual revenue than the amounts approved on April 28, 2017, as well as changes in billing determinants. The total annual increase in revenue of approximately $6.7 million was approved by the IPUC on September 14, 2017, with rates effective October 1, 2017.
On December 21, 2016, Great Plains filed an application with the MNPUC requesting authority to implement a natural gas utility infrastructure cost tariff of approximately $456,000 annually. The tariff will allow Great Plains to recover infrastructure investments, not previously included in rates, mandated by federal or state agencies associated with Great Plains' pipeline integrity programs. On October 6, 2017, the MNPUC approved the implementation of the natural gas utility infrastructure cost tariff to collect an annual increase of approximately $456,000. Great Plains submitted a compliance filing on October 10, 2017, requesting the order to be effective with service rendered on and after November 1, 2017.
On May 31, 2017, Cascade filed an application with the WUTC for an annual pipeline replacement cost recovery mechanism of approximately $1.6 million or approximately .75 percent of additional revenue. The requested increase includes incremental pipeline replacement investments associated with qualifying pipeline integrity projects. On October 12, 2017, Cascade filed a required update revising the request to approximately $1.3 million or approximately .61 percent of additional revenue and on October 26, 2017, the WUTC approved the order with rates effective November 1, 2017.
On June 30, 2017, Montana-Dakota filed an application for advance determination of prudence and a certificate of public convenience and necessity with the NDPSC to purchase an expansion of the Thunder Spirit Wind farm. The advance determination of prudence would provide Montana-Dakota with assurance that the project is prudent and in the best interest of the public and assists in the recovery of Montana-Dakota's investment upon completion of the project. The expansion is expected to serve customers by the end of 2018 and is estimated to cost approximately $85 million. An informal hearing is scheduled for November 3, 2017.
On July 21, 2017, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $5.9 million annually or approximately 5.4 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota is also introducing an SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $4.6 million or approximately 4.2 percent, subject to refund. On September 6, 2017, the NDPSC approved the request for interim rates effective with service rendered on or after September 19, 2017. This matter is pending before the NDPSC.
On August 31, 2017, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $5.9 million annually or approximately 2.7 percent above current rates. The requested increase includes costs associated with increased infrastructure investment and the associated operating expenses. Also included in the request is recovery of operation and maintenance costs associated with a maximum allowable operating pressure validation plan. This matter is pending before the WUTC.
On September 1, 2017, Montana-Dakota submitted an update to its transmission formula rate under the MISO tariff, which reflects an incremental increase of approximately $2.5 million to include a revenue requirement for the Company's multivalue project, for a total of $13.6 million effective January 1, 2018.
On September 25, 2017, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase of approximately $2.8 million annually or approximately 4.1 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota is also introducing an SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $1.6 million or approximately 2.3 percent, subject to refund. This matter is pending before the MTPSC.
On September 29, 2017, Cascade filed an application with the OPUC for an annual pipeline replacement safety cost recovery mechanism of approximately $784,000 or approximately 1.2 percent of additional revenue. The requested increase includes incremental pipeline replacement investments associated with qualifying pipeline integrity projects. If approved, rates will be effective January 1, 2018. This matter is pending before the OPUC.
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
Note 16 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories. The Company accrued liabilities of $34.3 million, $20.0 million and $31.8 million, which have not been discounted, including liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at September 30, 2017 and 2016, and December 31, 2016, respectively. This includes amounts that may have been accrued for matters discussed in Litigation and Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either can not be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Litigation
Construction Services Capital Electric provided employees in 2012 to perform work for a contractor on a project in Kansas. One of the Capital Electric employees was injured while working on the project and brought a lawsuit against the contractor. Judgment was entered in favor of the employee and his spouse on November 3, 2016, in the amount of $44.8 million following a court determination that the employee’s injuries were caused by the contractor’s negligence. The contractor claims that Capital Electric was contractually required, but failed, to name the contractor as an additional insured under any liability policy in effect at the time of the project and that such failure resulted in the entry of judgment against the contractor. In March 2017, Capital Electric filed a petition for declaratory judgment in the District Court of Wyandotte County, Kansas for a judicial determination that any agreement between Capital Electric and the contractor for the project did not require Capital Electric to include the contractor as an additional insured under any liability policy issued to Capital Electric and that if such an agreement was found to exist, it would be void and unenforceable under Kansas law. The matter is pending before the District Court of Wyandotte County, Kansas and no accrual has been recorded for it.
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
The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. There are PRPs in addition to Cascade that may be liable for cleanup of the contamination. Some of these PRPs have shared in the investigation costs. It is expected that these and other PRPs will share in the cleanup costs. The Oregon DEQ released a ROD in January 2015 that selected a remediation alternative for the site as recommended in an earlier staff report. The total estimated cost for the selected remediation, including long-term maintenance, is approximately $3.5 million of which $320,000 has been incurred. It is not known at this time what share of the cleanup costs will actually be borne by Cascade; however, Cascade has paid 50 percent of the ongoing investigation and design costs and anticipates its proportional share of the final costs could be approximately 50 percent. Cascade has an accrual balance of $1.6 million for remediation of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012. Cascade received orders reauthorizing the deferred accounting for the 12-month periods starting November 30, 2013, December 1, 2014, December 1, 2015 and December 1, 2016.
The second claim is for contamination at a site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $700,000 has been incurred. Cascade has accrued $6.9 million for the remedial investigation and feasibility study as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
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

Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $57.4 million at September 30, 2017, and are expected to mature by 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair values of the indemnity asset and guarantee liability are reflected in deferred charges and other assets - other and deferred credits and other liabilities - other, respectively, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.

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

Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2017, the fixed maximum amounts guaranteed under these agreements aggregated $119.4 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate $2.5 million in 2017; $21.3 million in 2018; $15.8 million in 2019; $72.6 million in 2020; $500,000 in 2021; $2.7 million thereafter; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at September 30, 2017. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2017, the fixed maximum amounts guaranteed under these letters of credit aggregated $34.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate $29.2 million in 2017 and $4.8 million in 2018. There were no amounts outstanding under the above letters of credit at September 30, 2017. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company for these guarantees were reflected on the Consolidated Balance Sheet at September 30, 2017.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2017, approximately $556.8 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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

At September 30, 2017, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $41.4 million.

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
The key strategies for each of the Company's business segments and certain related business challenges are summarized below. For a summary of the Company's business segments, see Note 13.
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
Pipeline and Midstream
Strategy Utilize the segment's existing expertise in energy infrastructure and related services to increase market share and profitability through optimization of existing operations, internal growth, and investments in and acquisitions of energy-related assets and companies in its current operating areas. Incremental and new growth opportunities include: access to new energy sources for storage, gathering and transportation services; expansion of existing storage, gathering and transmission facilities; incremental pipeline projects which expand pipeline capacity; and expansion of the pipeline and midstream business to include liquid pipelines and processing activities.
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
Earnings Overview
The following table summarizes the contribution to the consolidated earnings (loss) by each of the Company's businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Electric	$15.7	$12.7	$37.9	$31.8
Natural gas distribution	(10.9)	(12.5)	14.2	4.9
Pipeline and midstream	6.0	6.7	15.1	18.3
Construction materials and contracting	63.2	69.5	64.5	88.8
Construction services	13.1	7.2	32.9	20.2
Other	.6	(1.0)	(1.9)	(3.6)
Intersegment eliminations	1.9	5.6	6.1	5.6
Earnings before discontinued operations	89.6	88.2	168.8	166.0
Loss from discontinued operations, net of tax	(2.2)	(5.4)	(3.7)	(299.5)
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	(131.7)
Earnings (loss) on common stock	$87.4	$82.8	$165.1	$(1.8)
Earnings (loss) per common share - basic:
Earnings before discontinued operations	$.46	$.45	$.86	$.85
Discontinued operations attributable to the Company, net of tax	(.01)	(.03)	(.01)	(.86)
Earnings (loss) per common share - basic	$.45	$.42	$.85	$(.01)
Earnings (loss) per common share - diluted:
Earnings before discontinued operations	$.46	$.45	$.86	$.85
Discontinued operations attributable to the Company, net of tax	(.01)	(.03)	(.02)	(.86)
Earnings (loss) per common share - diluted	$.45	$.42	$.84	$(.01)
Three Months Ended September 30, 2017 and 2016 The Company recognized consolidated earnings of $87.4 million for the quarter ended September 30, 2017, compared to $82.8 million from the comparable prior period largely due to:

•	Higher outside and inside construction margins at the construction services business

•	Higher electric retail sales margins at the electric business

•	Higher natural gas retail sales margins at the natural gas distribution business
These increases were partially offset by:

•	Lower asphalt product margins and lower construction margins at the construction materials and contracting business

•	Lower gathering and processing revenues at the pipeline and midstream business

Nine Months Ended September 30, 2017 and 2016 The Company recognized consolidated earnings of $165.1 million for the nine months ended September 30, 2017, compared to a consolidated loss of $1.8 million from the comparable prior period largely due to:

•	Discontinued operations which reflects the absence in 2017 of a loss associated with the sale of the refining business, which was sold in June 2016

•	Higher inside and outside construction margins at the construction services business

•	Higher natural gas retail sales margins at the natural gas distribution business

•	Higher electric retail sales margins at the electric business
These increases were partially offset by:

•	Lower asphalt product margins and lower construction margins at the construction materials and contracting business

•	Lower gathering and processing revenues at the pipeline and midstream business
Financial and Operating Data
Below are key financial and operating data for each of the Company's businesses.
Electric

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions, where applicable)
Operating revenues	$91.5	$82.2	$254.3	$238.9
Operating expenses:
Operation and maintenance	30.4	28.9	87.5	84.7
Electric fuel and purchased power	18.9	16.8	57.5	54.7
Depreciation, depletion and amortization	12.2	12.5	35.5	37.8
Taxes, other than income	3.7	3.6	11.1	10.2
	65.2	61.8	191.6	187.4
Operating income	26.3	20.4	62.7	51.5
Earnings	$15.7	$12.7	$37.9	$31.8
Retail sales (million kWh):
Residential	278.7	276.6	860.2	835.7
Commercial	377.7	373.3	1,122.7	1,089.5
Industrial	133.7	126.0	395.9	401.9
Other	28.5	23.3	75.7	66.5
	818.6	799.2	2,454.5	2,393.6
Average cost of electric fuel and purchased power per kWh	$.021	$.019	$.022	$.021
Three Months Ended September 30, 2017 and 2016 Electric earnings increased $3.0 million (24 percent) compared to the comparable prior period. The increase was largely the result of higher electric retail sales margins due to approved rate recovery, recovery of additional investment in a MISO multivalue project and higher retail sales volumes of 2 percent to all customer classes.
Partially offsetting the increase were:

•	Higher operation and maintenance expense of $1.0 million (after tax), largely higher payroll-related costs, contract services and material costs

•	Lower tax credits of $700,000
Nine Months Ended September 30, 2017 and 2016 Electric earnings increased $6.1 million (19 percent) compared to the comparable prior period due to:

•
Higher electric retail sales margins, largely due to the recovery of additional investment in a MISO multivalue project, approved rate recovery and increased retail sales volumes of 3 percent, primarily to commercial and residential customers

•	Lower depreciation, depletion and amortization expense of $1.4 million (after tax) due to lower depreciation rates implemented in conjunction with regulatory recovery activity

Partially offsetting these increases were:

•	Higher operation and maintenance expense of $1.7 million (after tax), largely higher payroll-related costs and material costs

•	Higher taxes, other than income, which includes $500,000 (after tax) largely due to higher property taxes in certain jurisdictions
Natural Gas Distribution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions, where applicable)
Operating revenues	$92.3	$87.9	$566.4	$500.1
Operating expenses:
Operation and maintenance	39.6	39.5	119.2	116.6
Purchased natural gas sold	36.4	37.6	314.9	273.7
Depreciation, depletion and amortization	17.4	16.6	51.7	49.6
Taxes, other than income	8.2	8.0	37.3	34.3
	101.6	101.7	523.1	474.2
Operating income (loss)	(9.3)	(13.8)	43.3	25.9
Earnings (loss)	$(10.9)	$(12.5)	$14.2	$4.9
Volumes (MMdk)
Sales:
Residential	3.9	3.9	40.4	34.2
Commercial	4.0	3.8	29.0	24.5
Industrial	.8	.8	3.3	3.0
	8.7	8.5	72.7	61.7
Transportation:
Commercial	.3	.3	1.4	1.2
Industrial	35.8	37.3	102.1	108.2
	36.1	37.6	103.5	109.4
Total throughput	44.8	46.1	176.2	171.1
Degree days (% of normal)*
Montana-Dakota/Great Plains	242%	174%	99%	84%
Cascade	80%	93%	110%	80%
Intermountain	178%	147%	113%	94%
Average cost of natural gas, including transportation, per dk	$4.20	$4.44	$4.33	$4.44
* Degree days are a measure of the daily temperature-related demand for energy for heating.

Three Months Ended September 30, 2017 and 2016 Natural gas distribution experienced a seasonal loss of $10.9 million compared to a seasonal loss of $12.5 million a year ago (13 percent improvement). The improvement was the result of higher natural gas retail sales margins due to approved rate recovery, weather normalization and conservation adjustments to offset warmer weather in certain jurisdictions and higher retail sales volumes of 2 percent to commercial and residential classes, primarily resulting from colder weather in certain jurisdictions and customer growth.
Partially offsetting the increase were:

•	Lower tax credits of $500,000

•	Higher depreciation, depletion and amortization expense of $500,000 (after tax) due to increased property, plant and equipment balances
Nine Months Ended September 30, 2017 and 2016 Natural gas distribution earnings increased $9.3 million (187 percent) compared to the comparable prior period due to:

•
Higher natural gas retail sales margins resulting from higher retail sales volumes of 18 percent to all customer classes, driven primarily by colder weather in all jurisdictions and customer growth, as well as approved rate recovery; offset in part by weather normalization and conservation adjustments in certain jurisdictions

•	Higher natural gas transportation margins resulting from higher average rates due to customer mix, partially offset by a decrease in volumes of 6 percent
Partially offsetting these increases were:

•	Higher operation and maintenance expense, which includes $1.8 million (after tax) primarily due to higher payroll-related costs

•	Higher depreciation, depletion and amortization expense of $1.3 million (after tax) due to increased property, plant and equipment balances
Pipeline and Midstream

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Operating revenues	$31.6	$36.0	$89.9	$105.8
Operating expenses:
Operation and maintenance	13.7	14.1	40.9	43.1
Depreciation, depletion and amortization	4.2	6.2	12.4	18.5
Taxes, other than income	3.1	3.0	9.2	8.9
	21.0	23.3	62.5	70.5
Operating income	10.6	12.7	27.4	35.3
Earnings	$6.0	$6.7	$15.1	$18.3
Transportation volumes (MMdk)	82.4	67.7	228.9	217.1
Natural gas gathering volumes (MMdk)	4.1	5.1	12.1	15.0
Customer natural gas storage balance (MMdk):
Beginning of period	25.1	28.1	26.4	16.6
Net injection	9.5	7.2	8.2	18.7
End of period	34.6	35.3	34.6	35.3
Three Months Ended September 30, 2017 and 2016 Pipeline and midstream earnings decreased $700,000 (11 percent) compared to the comparable prior period. The decrease was primarily the result of lower gathering and processing revenues of $3.6 million (after tax), largely due to lower volumes resulting from the sale of Pronghorn in January 2017.
Partially offsetting the decrease were:

•	Lower depreciation, depletion and amortization expense of $1.2 million (after tax), primarily due to the absence of Pronghorn

•
Higher transportation revenues of $800,000 (after tax), largely due to increased off-system transportation which reflects increased volumes due to recently completed organic growth projects and higher volumes transported to storage

•	Lower operation and maintenance expense primarily due to lower payroll-related costs and the absence of Pronghorn

•	Lower interest expense of $400,000 (after tax) due to lower debt balances
Nine Months Ended September 30, 2017 and 2016 Pipeline and midstream earnings decreased $3.2 million (17 percent) compared to the comparable prior period. The decrease was primarily the result of lower gathering and processing revenues of $10.3 million (after tax), largely due to lower volumes resulting from the sale of Pronghorn, as well as lower gathering rates in certain operating areas.
Partially offsetting the decrease were:

•	Lower depreciation, depletion and amortization expense of $3.8 million (after tax), primarily due to the absence of Pronghorn

•	Lower operation and maintenance expense primarily due to the absence of Pronghorn and lower payroll-related costs

•	Lower interest expense of $1.5 million (after tax) due to lower debt balances

Construction Materials and Contracting

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Operating revenues	$686.1	$724.7	$1,388.6	$1,476.0
Operating expenses:
Operation and maintenance	555.2	582.2	1,198.3	1,243.4
Depreciation, depletion and amortization	14.0	14.4	42.1	44.3
Taxes, other than income	12.0	12.2	32.9	33.7
	581.2	608.8	1,273.3	1,321.4
Operating income	104.9	115.9	115.3	154.6
Earnings	$63.2	$69.5	$64.5	$88.8
Sales (000's):
Aggregates (tons)	10,078	9,997	20,957	21,281
Asphalt (tons)	3,009	3,507	5,054	5,959
Ready-mixed concrete (cubic yards)	1,098	1,146	2,697	2,840
Three Months Ended September 30, 2017 and 2016 Construction materials and contracting earnings decreased $6.3 million (9 percent) compared to the comparable prior period due to:

•	Lower asphalt product margins primarily due to increased competition in certain regions and less available work resulting in lower volumes

•	Lower construction margins of $1.5 million (after tax) primarily resulting from lower revenues in energy producing states due to less available work
Partially offsetting these decreases were:

•	Higher aggregate margins of $1.4 million (after tax), primarily resulting from higher sales volumes due to increased demand and timing of projects in the quarter

•	Higher other product line margins of $500,000 (after tax)
Nine Months Ended September 30, 2017 and 2016 Construction materials and contracting earnings decreased $24.3 million (27 percent) compared to the comparable prior period due to:

•	Lower asphalt product margins primarily due to weather-related delays, less available work and increased competition in certain regions resulting in lower volumes

•
Lower construction margins of $8.9 million (after tax) primarily due to lower revenues resulting from poor weather conditions in the first half of 2017, project timing, less available work in energy producing states and increased competition

•	Lower ready-mixed concrete margins of $1.7 million (after tax) due to lower volumes primarily resulting from poor weather conditions and decreased demand in certain regions
Partially offsetting these decreases was higher aggregate margins of $1.6 million (after tax) resulting from lower production costs and strong commercial and residential demand in certain regions.

Construction Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues	$374.5	$280.8	$1,010.4	$822.8
Operating expenses:
Operation and maintenance	336.4	255.8	906.1	750.1
Depreciation, depletion and amortization	3.9	3.9	11.9	11.4
Taxes, other than income	11.8	9.3	36.7	29.7
	352.1	269.0	954.7	791.2
Operating income	22.4	11.8	55.7	31.6
Earnings	$13.1	$7.2	$32.9	$20.2
Three Months Ended September 30, 2017 and 2016 Construction services earnings increased $5.9 million (82 percent) compared to the comparable prior period due to:

•	Higher earnings resulting from higher outside construction margins due to higher construction workloads in areas impacted by hurricane activity and higher outside equipment sales and rentals

•	Higher earnings of $3.4 million (after tax) resulting from higher inside construction margins largely the result of higher workloads due to an increase in large projects during the quarter
Partially offsetting these increases was higher selling, general and administrative expense of $1.2 million (after tax), primarily higher payroll-related costs.
Nine Months Ended September 30, 2017 and 2016 Construction services earnings increased $12.7 million (63 percent) compared to the comparable prior period due to:

•
Higher earnings of $14.5 million (after tax) resulting from higher inside construction margins in the majority of business activities performed which includes an increase in the number and size of projects that moved into full construction in 2017 and successful execution of labor performance on projects

•	Higher earnings resulting from higher outside construction margins due to higher workloads including areas impacted by hurricane activity
Partially offsetting these increases were:

•	Higher selling, general and administrative expense of $3.3 million (after tax), primarily higher payroll-related costs

•	Absence in 2017 of a tax benefit of $1.5 million related to the disposition of a non-strategic asset

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Operating revenues	$2.1	$2.7	$6.1	$6.7
Operating expenses:
Operation and maintenance	.1	2.4	5.7	6.3
Depreciation, depletion and amortization	.5	.5	1.5	1.6
Taxes, other than income	—	.1	.1	.1
	.6	3.0	7.3	8.0
Operating income (loss)	1.5	(.3)	(1.2)	(1.3)
Earnings (loss)	$.6	$(1.0)	$(1.9)	$(3.6)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Three Months Ended September 30, 2017 and 2016 Other experienced earnings of $600,000 compared to a loss of $1.0 million in the comparable prior period. The increase was primarily due to lower operation and maintenance expense of $1.5 million (after tax), largely due to the absence of general and administrative costs previously allocated to the refining business due to the sale of the business in June 2016 and lower insurance costs. Also contributing to the increase was lower interest expense due to the repayment of long-term debt with the sale of the remaining exploration and production assets.
Nine Months Ended September 30, 2017 and 2016 Other loss decreased $1.7 million compared to the comparable prior period primarily due to lower interest expense, which includes $1.4 million (after tax) largely due to the repayment of long-term debt, as previously discussed. Also contributing to the increase was lower operation and maintenance expense due to lower general and administrative costs previously allocated to the refining business, as previously discussed, offset in part by a loss on the disposition of certain assets.
Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Income (loss) from discontinued operations before intercompany eliminations, net of tax	$(.3)	$.2	$2.4	$(303.0)
Intercompany eliminations*	(1.9)	(5.6)	(6.1)	3.5
Loss from discontinued operations, net of tax	(2.2)	(5.4)	(3.7)	(299.5)
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	(131.7)
Loss from discontinued operations attributable to the Company, net of tax	$(2.2)	$(5.4)	$(3.7)	$(167.8)
* Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Three Months Ended September 30, 2017 and 2016 The Company's loss from discontinued operations was $2.2 million compared to a loss of $5.4 million for the comparable prior period as a result of lower income tax adjustments.
Nine Months Ended September 30, 2017 and 2016 The Company's loss from discontinued operations was $3.7 million compared to a loss of $167.8 million for the comparable prior period. The decreased loss was largely due to the absence in 2017 of a loss associated with the sale of the refining business.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts relating to these items are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Intersegment transactions:
Operating revenues	$5.6	$5.7	$37.6	$37.6
Operation and maintenance	2.5	2.4	6.6	6.7
Purchased natural gas sold	3.1	3.3	31.0	30.9
Income from continuing operations*	(1.9)	(5.6)	(6.1)	(5.6)
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
MDU Resources Group, Inc.

•	The Company continually seeks opportunities to expand through organic growth opportunities and strategic acquisitions.

•	The Company focuses on creating value through vertical integration within and among its business units.
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

•
In December 2016, the Company signed a 25-year agreement to purchase power from the expansion of the Thunder Spirit Wind farm in southwest North Dakota. The agreement includes an option to buy the project at the close of construction. The expansion of the Thunder Spirit Wind farm will boost the combined production at the wind farm to approximately 150 MW of renewable energy and, if purchased, will increase the Company's generation portfolio from approximately 22 percent renewables to 27 percent. The original 107.5-MW Thunder Spirit Wind farm includes 43 turbines; it was purchased by the Company in December 2015. The expansion will include 16 turbines, and is expected to be on line in December 2018. Acquisition costs for the project are estimated to be $85 million. In June 2017, the Company filed with the NDPSC a request for an advance determination of prudence for the purchase of this expansion.

•
The Company filed its 2017 North Dakota Electric Integrated Resource Plan and 2017 Montana Electric Integrated Resource Plan in June 2017 and September 2017, respectively. The plans include the proposed purchase of the Thunder Spirit Wind farm expansion project and the development and design of a large combined-cycle, natural gas-fired facility to be expected in 2025 or later.

•	The Company is involved in a number of natural gas pipeline projects to enhance the safety, reliability and deliverability of its system.

•	The Company is focused on organic growth, while monitoring potential merger and acquisition opportunities.

•
The Company continues to be focused on the regulatory recovery of its investments. Since January 1, 2017, the Company has implemented final rate increases totaling $37.3 million in annual revenue. This includes electric rate proceedings in Montana, North Dakota, South Dakota, Wyoming and before the FERC, and natural gas proceedings in Idaho, Minnesota, Montana, Oregon and Washington. Recently approved final rates include:

◦	On September 1, 2017, the Company submitted an update to its transmission formula rate under the MISO tariff, as discussed in Note 15.

◦	On September 14 2017, the IPUC approved the natural gas rate increase filed by the Company on August 12, 2016, as discussed in Note 15.

◦	On October 26, 2017, the WUTC approved the annual pipeline replacement cost recovery mechanism filed by the Company on May 31, 2017, as discussed in Note 15.

•	The Company is requesting rate increases totaling $15.4 million in annual revenue, which includes $4.6 million in implemented interim rates. Cases recently filed include:

◦	On July 21, 2017, the Company filed an application with the NDPSC for a natural gas rate increase, as discussed in Note 15.

◦	On August 31, 2017, the Company filed an application with the WUTC for a natural gas rate increase, as discussed in Note 15.

◦	On September 25, 2017, the Company filed an application with the MTPSC for a natural gas rate increase, as discussed in Note 15.

◦	On September 29, 2017, the Company filed an application with the OPUC for an annual pipeline replacement safety cost recovery mechanism, as discussed in Note 15.
Pipeline and midstream

•
In September 2016, the Company secured sufficient capacity commitments and started survey work on a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota. The Valley Expansion project will connect the Viking Gas Transmission Company pipeline near Felton, Minnesota, to the Company's existing pipeline near Mapleton, North Dakota. Cost of the expansion is estimated at $55 million to $60 million. The project, which is designed to transport 40 million cubic feet of natural gas per day, is under the jurisdiction of the FERC. In October 2016, the Company received FERC approval on its pre-filing for the Valley Expansion project. With minor enhancements, the pipeline will be able to transport significantly more volume if required, based on capacity requested or as needed in the future as the region's demand grows. Following receipt of necessary permits and regulatory approvals, construction is expected to begin in 2018 with completion expected late 2018.

•
The Charbonneau and Line Section 25 expansion projects, which include a new compression station as well as other compression additions and enhancements at existing stations, were placed into service in the second quarter of 2017. The Company has signed long-term agreements supporting the expansion projects.

•
In June 2017, the Company announced plans to complete a Line Section 27 expansion project in the Bakken producing area in northwestern North Dakota. The project will include approximately 13 miles of new pipeline and associated facilities. The project, as designed, will increase capacity by over 200 million cubic feet per day and bring total capacity to over 600 million cubic feet per day. The project is expected to be placed in service in the fall of 2018. The Company has signed long-term contracts supporting this expansion and expects construction costs to range from $27 million to $30 million.

•	The Company continues to focus on growth and improving existing operations through organic projects and acquisitions in all areas in which it operates.
Construction materials and contracting

•	Approximate work backlog at September 30, 2017, was $520 million, compared to $580 million a year ago.

•	Projected revenues have been decreased from a range of $1.8 billion to $1.9 billion to a range of $1.7 billion to $1.8 billion for 2017.

•	The Company anticipates margins in 2017 to be slightly lower as compared to 2016 margins.

•
The Company expects public sector workload growth as anticipated new state and local infrastructure spending initiatives are introduced. California's $52.4 billion Road Repair and Accountability Act of 2017 and Oregon's $5.3 billion transportation package are expected to drive demand in both the near and far term in those states.

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

Construction services

•	Approximate work backlog at September 30, 2017, was $676 million, compared to $518 million a year ago.

•	Projected revenues have been increased from a range of $1.2 billion to $1.3 billion to a range of $1.25 billion to $1.35 billion for 2017.

•	The Company anticipates margins in 2017 to be comparable to 2016 margins.

•
The Company continues to pursue opportunities to provide service to the transmission, distribution, substations, utility services, industrial, commercial, high-technology, mission critical, manufacturing, institutional, hospitality, gaming, entertainment, infrastructure, and renewable markets. Initiatives are aimed at capturing additional market share and expanding into new markets.

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

Liquidity and Capital Commitments
At September 30, 2017, the Company had cash and cash equivalents of $37.4 million and available borrowing capacity of $663.3 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; and through the issuance of long-term debt.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital. Changes in cash flows for discontinued operations are related to the former exploration and production and refining businesses.
Cash flows provided by operating activities in the first nine months of 2017 decreased $4.6 million from the comparable period in 2016. The decrease in cash flows provided by operating activities was largely related to higher working capital requirements at the construction services business resulting from higher workloads.
Investing activities Cash flows used in investing activities in the first nine months of 2017 decreased $155.4 million from the comparable period in 2016. The decrease was primarily due to net proceeds from the sale of Pronghorn at the pipeline and midstream business along with lower capital expenditures primarily at the electric and construction services businesses. Partially offsetting the decrease was the absence of net proceeds from the sale of property at the exploration and production business.
Financing activities Cash flows used in financing activities in the first nine months of 2017 increased $135.5 million from the comparable period in 2016. The change was primarily due to lower issuance of long-term debt in 2017 of $208.3 million. Partially offsetting the change was lower repayment of long-term debt along with the absence in 2017 of the debt repayment in connection with the sale of the refining business in 2016.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2016 Annual Report. For more information, see Note 14 and Part II, Item 7 in the 2016 Annual Report.
Capital expenditures
Capital expenditures for the first nine months of 2017 were $217.1 million. Capital expenditures allocated to the Company's business segments are estimated to be approximately $342 million for 2017, which does not include additional growth capital of $150 million. The additional growth capital is not allocated to a specific business segment and will be invested based on the risk-adjusted return potential of opportunities and is dependent upon the timing of such opportunities. The estimated capital expenditures for 2017 include:

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
Capital resources
Certain debt instruments of the Company and its subsidiaries, including those discussed later, contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2017. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 6, in the 2016 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2017:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$43.4	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$75.0	(c)	$10.0		$2.2	(d)	4/24/20
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$39.9		$—		4/24/20
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$76.2	(b)	$—		9/23/21

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

The Company's coverage of earnings to fixed charges including preferred stock dividends was 4.1 times, 3.7 times and 3.9 times for the 12 months ended September 30, 2017 and 2016, and December 31, 2016, respectively.
Total equity as a percent of total capitalization was 57 percent, 55 percent and 56 percent at September 30, 2017 and 2016, and December 31, 2016, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
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
WBI Energy Transmission, Inc. WBI Energy Transmission has a $200.0 million uncommitted note purchase and private shelf agreement with an expiration date of May 16, 2019. WBI Energy Transmission had $100.0 million of notes outstanding at September 30, 2017, which reduced the remaining capacity under this uncommitted private shelf agreement to $100.0 million.
Off balance sheet arrangements
As of September 30, 2017, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations from continuing operations relating to long-term debt, estimated interest payments, operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans from those reported in the 2016 Annual Report.
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
At September 30, 2017, the Company had no outstanding interest rate hedges.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MDU RESOURCES GROUP, INC.

DATE:	November 3, 2017	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller

Exhibit Index

Exhibit No.

+10(a)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated August 30, 2017**

+10(b)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of October 10, 2017**

+10(c)	Jason L. Vollmer Offer Letter, dated September 20, 2017, filed as Exhibit 10.1 to Form 8-K dated September 15, 2017, filed on September 21, 2017, in File No. 1-03480*

12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends**

31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

95	Mine Safety Disclosures**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated herein by reference as indicated.
** Filed herewith.
+ Management contract, compensatory plan or arrangement.
MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.