Form 10-Q
period 2018-03-31
MDU RESOURCES GROUP INC
filed 2018-05-04
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2018: 195,304,376 shares.

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2017 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2017
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
MTPSC	Montana Public Service Commission
MW	Megawatt

NDPSC	North Dakota Public Service Commission
OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream's 50 percent ownership interests were sold effective January 1, 2017)
PRP	Potentially Responsible Party
ROD	Record of Decision
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SSIP	System Safety and Integrity Program
TCJA	Tax Cuts and Jobs Act
Tesoro	Tesoro Refining & Marketing Company LLC
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are not statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Part I, Item 2 - MD&A - Business Segment Financial and Operating Data.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part I, Item 1A - Risk Factors in the 2017 Annual Report and subsequent filings with the SEC.
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
For more information on the Company's business segments, see Note 13.

Part I -- Financial Information
Item 1. Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$424,459	$433,614
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	551,834	504,311
Total operating revenues	976,293	937,925
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	86,112	79,548
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	514,744	478,994
Total operation and maintenance	600,856	558,542
Purchased natural gas sold	181,967	192,948
Depreciation, depletion and amortization	52,729	51,325
Taxes, other than income	48,854	47,438
Electric fuel and purchased power	22,511	21,886
Total operating expenses	906,917	872,139
Operating income	69,376	65,786
Other income	582	2,343
Interest expense	20,447	20,303
Income before income taxes	49,511	47,826
Income taxes	7,551	12,188
Income from continuing operations	41,960	35,638
Income from discontinued operations, net of tax (Note 9)	477	1,687
Net income	42,437	37,325
Dividends declared on preferred stocks	—	171
Earnings on common stock	$42,437	$37,154
Earnings per common share - basic:
Earnings before discontinued operations	$.22	$.18
Discontinued operations, net of tax	—	.01
Earnings per common share - basic	$.22	$.19
Earnings per common share - diluted:
Earnings before discontinued operations	$.22	$.18
Discontinued operations, net of tax	—	.01
Earnings per common share - diluted	$.22	$.19
Dividends declared per common share	$.1975	$.1925
Weighted average common shares outstanding - basic	195,304	195,304
Weighted average common shares outstanding - diluted	195,982	196,023
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income	$42,437	$37,325
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $56 and $56 for the three months ended in 2018 and 2017, respectively	92	91
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost (credit), net of tax of $155 and $217 for the three months ended in 2018 and 2017, respectively	418	357
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $0 and $(725) for the three months ended in 2018 and 2017, respectively	—	(917)
Postretirement liability adjustment	418	(560)
Foreign currency translation adjustment recognized during the period, net of tax of $(1) and $5 for the three months ended in 2018 and 2017, respectively	(2)	9
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(28) and $(15) for the three months ended in 2018 and 2017, respectively	(105)	(27)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $7 and $19 for the three months ended in 2018 and 2017, respectively	30	35
Net unrealized gain (loss) on available-for-sale investments	(75)	8
Other comprehensive income (loss)	433	(452)
Comprehensive income attributable to common stockholders	$42,870	$36,873
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	March 31, 2017	December 31, 2017
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$58,764	$50,735	$34,599
Receivables, net	664,319	554,185	727,030
Inventories	257,792	250,609	226,583
Prepayments and other current assets	59,481	79,254	81,304
Current assets held for sale	458	7,290	479
Total current assets	1,040,814	942,073	1,069,995
Investments	138,451	129,009	137,613
Property, plant and equipment	6,842,967	6,544,077	6,770,829
Less accumulated depreciation, depletion and amortization	2,725,484	2,609,303	2,691,641
Net property, plant and equipment	4,117,483	3,934,774	4,079,188
Deferred charges and other assets:
Goodwill	631,791	631,791	631,791
Other intangible assets, net	3,465	5,347	3,837
Other	412,456	409,745	407,850
Noncurrent assets held for sale	4,392	95,719	4,392
Total deferred charges and other assets	1,052,104	1,142,602	1,047,870
Total assets	$6,348,852	$6,148,458	$6,334,666
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$149,199	$43,499	$148,499
Accounts payable	267,994	239,013	312,327
Taxes payable	57,354	74,638	42,537
Dividends payable	38,573	37,767	38,573
Accrued compensation	35,087	32,350	72,919
Other accrued liabilities	204,328	188,373	186,010
Current liabilities held for sale	11,726	2,394	11,993
Total current liabilities	764,261	618,034	812,858
Long-term debt	1,630,343	1,659,507	1,566,354
Deferred credits and other liabilities:
Deferred income taxes	346,218	666,905	347,271
Other	1,181,919	890,107	1,179,140
Total deferred credits and other liabilities	1,528,137	1,557,012	1,526,411
Commitments and contingencies
Stockholders' equity:
Preferred stocks	—	15,000	—
Common stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 195,843,297 at March 31, 2018 and 2017 and December 31, 2017	195,843	195,843	195,843
Other paid-in capital	1,227,285	1,231,171	1,233,412
Retained earnings	1,051,469	911,702	1,040,748
Accumulated other comprehensive loss	(44,860)	(36,185)	(37,334)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total common stockholders' equity	2,426,111	2,298,905	2,429,043
Total stockholders' equity	2,426,111	2,313,905	2,429,043
Total liabilities and stockholders' equity	$6,348,852	$6,148,458	$6,334,666
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)

Three Months Ended March 31, 2018
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2017	195,843,297	$195,843	$1,233,412	$1,040,748	$(37,334)	(538,921)	$(3,626)	$2,429,043
Cumulative effect of adoption of ASU 2014-09	—	—	—	(970)	—	—	—	(970)
Adjusted balance at January 1, 2018	195,843,297	195,843	1,233,412	1,039,778	(37,334)	(538,921)	(3,626)	2,428,073
Net income	—	—	—	42,437	—	—	—	42,437
Other comprehensive income	—	—	—	—	433	—	—	433
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	(38,572)	—	—	—	(38,572)
Stock-based compensation	—	—	1,223	(133)	—	—	—	1,090
Repurchase of common stock	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,350)	—	—	182,424	5,020	(2,330)
Balance at March 31, 2018	195,843,297	$195,843	$1,227,285	$1,051,469	$(44,860)	(538,921)	$(3,626)	$2,426,111

Three Months Ended March 31, 2017
					Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2016	150,000	$15,000	195,843,297	$195,843	$1,232,478	$912,282	$(35,733)	(538,921)	$(3,626)	$2,316,244
Net income	—	—	—	—	—	37,325	—	—	—	37,325
Other comprehensive loss	—	—	—	—	—	—	(452)	—	—	(452)
Dividends declared on preferred stocks	—	—	—	—	—	(171)	—	—	—	(171)
Dividends declared on common stock	—	—	—	—	—	(37,596)	—	—	—	(37,596)
Stock-based compensation	—	—	—	—	1,134	(138)	—	—	—	996
Repurchase of common stock	—	—	—	—	—	—	—	(64,384)	(1,684)	(1,684)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	—	—	(2,441)	—	—	64,384	1,684	(757)
Balance at March 31, 2017	150,000	$15,000	195,843,297	$195,843	$1,231,171	$911,702	$(36,185)	(538,921)	$(3,626)	$2,313,905

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Operating activities:
Net income	$42,437	$37,325
Income from discontinued operations, net of tax	477	1,687
Income from continuing operations	41,960	35,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	52,729	51,325
Deferred income taxes	(2,068)	(332)
Changes in current assets and liabilities, net of acquisitions:
Receivables	62,711	63,684
Inventories	(29,997)	(13,676)
Other current assets	22,506	(31,006)
Accounts payable	(31,864)	(23,380)
Other current liabilities	(5,115)	(1,179)
Other noncurrent changes	(5,302)	2,161
Net cash provided by continuing operations	105,560	83,235
Net cash provided by discontinued operations	231	3,304
Net cash provided by operating activities	105,791	86,539
Investing activities:
Capital expenditures	(105,136)	(72,316)
Net proceeds from sale or disposition of property and other	5,966	117,967
Investments	(1,074)	(116)
Net cash provided by (used in) continuing operations	(100,244)	45,535
Net cash provided by discontinued operations	—	54
Net cash provided by (used in) investing activities	(100,244)	45,589
Financing activities:
Issuance of long-term debt	101,588	59,985
Repayment of long-term debt	(37,047)	(147,277)
Dividends paid	(38,573)	(37,767)
Repurchase of common stock	(5,020)	(1,684)
Tax withholding on stock-based compensation	(2,330)	(757)
Net cash provided by (used in) continuing operations	18,618	(127,500)
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	18,618	(127,500)
Increase in cash and cash equivalents	24,165	4,628
Cash and cash equivalents -- beginning of year	34,599	46,107
Cash and cash equivalents -- end of period	$58,764	$50,735
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2018 and 2017
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2017 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after March 31, 2018, up to the date of issuance of these consolidated interim financial statements.
On December 22, 2017, President Trump signed into law the TCJA which includes lower corporate tax rates, repealing the domestic production deduction, disallowance of immediate expensing for regulated utility property and modifying or repealing many other business deductions and credits. The reduction in the corporate tax rate was effective on January 1, 2018, which resulted in lower income tax expense for the three months ended March 31, 2018. The Company continues to review the components of the TCJA and the impact on the Company's consolidated financial statements and related disclosures for 2018 and thereafter.
While the Company was able to make reasonable estimates of the impact of the reduction in corporate tax rate on the Company's net deferred tax liabilities during the fourth quarter of 2017, it may be affected by other analyses related to the TCJA, including, but not limited to, the state tax effect of adjustments to federal temporary differences and the calculation of deemed repatriation of deferred foreign income. The final transition impacts of the TCJA may differ from amounts disclosed, possibly materially, due to, among other things, interpretations, legislative action to address questions, changes in accounting standards for income taxes or related interpretations, or updates or changes to estimates the Company has utilized to calculate the transition impacts. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts, of which there were no such adjustments in the first quarter of 2018. The Company currently anticipates finalizing and recording any resulting adjustments by December 31, 2018, which will be included in income from continuing operations.
Due to the enactment of the TCJA, the regulated jurisdictions in which the Company's regulated businesses provides service have requested the Company furnish plans for the effect of the reduced corporate tax rate, which may impact the Company's tax rates. Therefore, the Company has reserved for such impacts as an offset to revenue in certain jurisdictions. The Company will continue to make changes to reserve balances as required. For more information on the details of each jurisdiction's request, see Note 15.
Effective January 1, 2018, the Company adopted the requirements of the revenue from contracts with customers guidance following the modified retrospective method, as discussed in Notes 6 and 8. As such, results for reporting periods beginning January 1, 2018, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting for revenue recognition. Based on the Company's analysis, the Company did not identify a significant change in the timing of revenue recognition under the new guidance as compared to the historic accounting for revenue recognition.
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements related to the retrospective adoption of the FASB guidance to improve the presentation of net periodic pension and net periodic postretirement benefit costs, which was effective on January 1, 2018. The components of net periodic pension and postretirement costs, other than service costs, were reclassified from operating expenses to other income on the Consolidated Statements of Income, as discussed in Note 6.
The assets and liabilities for the Company's discontinued operations have been classified as held for sale and the results of operations are shown in loss from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on the Company's discontinued operations, see Note 9.

Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $36.3 million, $26.3 million and $34.7 million at March 31, 2018 and 2017, and December 31, 2017, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at March 31, 2018 and 2017, and December 31, 2017, was $8.2 million, $10.9 million and $8.1 million, respectively.
Note 4 - Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally carried at lower of cost or net realizable value, or cost using the last-in, first-out method. All other inventories are stated at the lower of cost or net realizable value. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories. Inventories on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Aggregates held for resale	$123,053	$120,392	$115,268
Asphalt oil	61,647	50,538	30,360
Materials and supplies	19,493	22,074	18,650
Merchandise for resale	16,378	16,546	14,905
Natural gas in storage (current)	10,936	11,282	20,950
Other	26,285	29,777	26,450
Total	$257,792	$250,609	$226,583

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $47.8 million, $49.5 million and $49.3 million at March 31, 2018 and 2017, and December 31, 2017, respectively.
Note 5 - Earnings per common share
Basic earnings per common share were computed by dividing earnings on common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of nonvested performance share awards and restricted stock units. Common stock outstanding includes issued shares less shares held in treasury. Earnings on common stock was the same for both the basic and diluted earnings per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculations was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Weighted average common shares outstanding - basic	195,304	195,304
Effect of dilutive performance share awards	678	719
Weighted average common shares outstanding - diluted	195,982	196,023
Shares excluded from the calculation of diluted earnings per share	—	—
Note 6 - New accounting standards
Recently adopted accounting standards
ASU 2014-09 - Revenue from Contracts with Customers In May 2014, the FASB issued guidance on accounting for revenue from contracts with customers. The guidance provides for a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In August 2015, the FASB issued guidance deferring the effective date of the revenue guidance and allowing entities to early adopt. With this decision, the guidance was effective for the Company on January 1, 2018. Entities had the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified retrospective approach, an entity recognizes the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption.
The Company adopted the guidance on January 1, 2018, using the modified retrospective approach. The Company elected the practical expedient to not disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, along with an explanation of when such revenue would be expected to be recognized. This practical expedient was used since the performance obligations are part of contracts with an original duration of one year or less. The Company also elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Upon completion of the Company's evaluation of contracts and methods of revenue recognition under the previous accounting guidance, the Company did not identify any material cumulative effect adjustments to be made to retained earnings. In addition, the Company has expanded revenue disclosures, both quantitatively and qualitatively, related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as discussed in Note 8. The Company has reviewed its revenue streams to evaluate the impact of this guidance and did not identify a significant change in the timing of revenue recognition, results of operations, financial position or cash flows. The Company reviewed its internal controls related to revenue recognition and disclosures and concluded that the guidance impacts certain business processes and controls. As such, the Company has developed modifications to its internal controls for certain topics under the guidance as they apply to the Company and such modifications were not deemed to be significant. Results for reporting periods beginning after December 31, 2017, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting for revenue recognition.
Under the modified retrospective approach, the guidance was applied only to contracts that were not completed as of January 1, 2018. Therefore, the Company recognized the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings at January 1, 2018. In the first quarter of 2018, there was not a material impact to the financial statements as a result of applying the guidance. The cumulative effect of the changes made to the Consolidated Balance Sheet was as follows:

	December 31, 2017	Adjustments	January 1, 2018
	(In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Other accrued liabilities	$186,010	$903	$186,913
Deferred credits and other liabilities:
Deferred income taxes	347,271	(332)	346,939
Other	1,179,140	399	1,179,539
Commitments and contingencies
Stockholders' equity:
Common stockholders' equity:
Retained earnings	1,040,748	(970)	1,039,778

The cumulative adjustment is related to prepaid natural gas transportation to storage contracts where a separate performance obligation existed and has not yet been satisfied. As such, these contracts were still open and met the criteria for a cumulative effect adjustment.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued guidance to clarify the classification of certain cash receipts and payments in the statement of cash flows. The guidance is intended to standardize the presentation and classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements and distributions from equity method investments. In addition, the guidance clarifies how to classify transactions that have characteristics of more than one class of cash flows. The Company adopted the guidance on January 1, 2018, on a prospective basis. The guidance did not have a material effect on the Company's statement of cash flows.
ASU 2017-01 - Clarifying the Definition of a Business In January 2017, the FASB issued guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The guidance will also affect other aspects of accounting, such as determining reporting units for goodwill testing and whether an entity has acquired or sold a business. The Company adopted the guidance on January 1, 2018, on a prospective basis. The guidance did not have a material effect on the Company's results of operations, financial position, cash flows or disclosures.
ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and net periodic postretirement benefit costs. The guidance requires the service cost component to be presented in the income statement in the same line item or items as other compensation costs arising from services performed during the period. Other components of net periodic benefit cost shall be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance also only allows the service cost component to be capitalized.
The Company adopted the guidance on January 1, 2018, on a retrospective basis. The guidance required the reclassification of all components of net periodic benefit costs, except for the service cost component, from operating expenses to other income on the Company's Consolidated Statements of Income with no impact to earnings. As a result of the retrospective application of this change in accounting guidance, the Company reclassified $1.8 million from operation and maintenance expense to other income on the Consolidated Statements of Income for the three months ended March 31, 2017. The Company also reclassified unrealized gains on investments used to satisfy obligations under the defined benefit plans of $3.1 million for the three months ended March 31, 2017, which were included in operation and maintenance expense, to other income on the Consolidated Statements of Income. The guidance did not have a material effect on the Company's results of operations, cash flows or disclosures.
ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income In February 2018, the FASB issued guidance that allows an entity to reclassify the stranded tax effects resulting from the newly enacted federal corporate income tax rate from accumulated other comprehensive income (loss) to retained earnings. The guidance is effective for the Company on January 1, 2019, including interim periods, with early adoption permitted. The guidance can be applied using one of two methods. One method is to record the reclassification of the stranded income taxes at the beginning of the period of adoption. The other method is to apply the guidance retrospectively to each period in which the income tax effects of the TCJA are recognized in accumulated other comprehensive income (loss). The Company early adopted the guidance on January 1, 2018, and elected to reclassify the stranded income taxes at the beginning of the period. During the first quarter of 2018, the Company reclassified $7.9 million of stranded tax expense from accumulated other comprehensive loss to retained earnings. The guidance did not have a material effect on the Company's results of operations, cash flows or disclosures.
Recently issued accounting standards not yet adopted
ASU 2016-02 - Leases In February 2016, the FASB issued guidance regarding leases. The guidance requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for operating and financing leases with terms of more than 12 months. The guidance remains largely the same for lessors, although some changes were made to better align lessor accounting with the new lessee accounting and to align with the revenue recognition standard. The guidance also requires additional disclosures, both quantitative and qualitative, related to operating and finance leases for the lessee and sales-type, direct financing and operating leases for the lessor. This guidance will be effective for the Company on January 1, 2019, and should be applied using a retrospective approach with early adoption permitted. The Company continues to evaluate the potential impact the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures. The Company is planning to adopt the standard on January 1, 2019, utilizing the practical expedient that allows the Company to not reassess whether an expired or existing contract contains a lease, the classification of leases or initial direct costs.
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
In January 2018, the FASB issued a proposed accounting standard update to the guidance that would allow an entity the option to adopt the guidance on a modified retrospective basis. Under the modified retrospective approach, an entity would recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption. The Company is monitoring the status of the proposal.
ASU 2017-04 - Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating Step 2, which required an entity to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of such goodwill. This guidance requires entities to perform a quantitative impairment test, previously Step 1, to identify both the existence of impairment and the amount of impairment loss by comparing the fair value of a reporting unit to its carrying amount. Entities will continue to have the option of performing a qualitative assessment to determine if the quantitative impairment test is necessary. The guidance also requires additional disclosures if an entity has one or more reporting units with zero or negative carrying amounts of net assets. The guidance will be effective for the Company on January 1, 2020, and should be applied on a prospective basis with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.

Note 7 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended March 31, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(1,934)	$(35,163)	$(155)	$(82)	$(37,334)
Other comprehensive loss before reclassifications	—	—	(2)	(105)	(107)
Amounts reclassified from accumulated other comprehensive loss	92	418	—	30	540
Net current-period other comprehensive income (loss)	92	418	(2)	(75)	433
Reclassification adjustment of prior period tax effects related to TCJA included in accumulated other comprehensive loss	(389)	(7,520)	(33)	(17)	(7,959)
Balance at end of period	$(2,231)	$(42,265)	$(190)	$(174)	$(44,860)

Three Months Ended March 31, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,300)	$(33,221)	$(149)	$(63)	$(35,733)
Other comprehensive income (loss) before reclassifications	—	—	9	(27)	(18)
Amounts reclassified from accumulated other comprehensive loss	91	357	—	35	483
Amounts reclassified to accumulated other comprehensive loss from regulatory asset	—	(917)	—	—	(917)
Net current-period other comprehensive income (loss)	91	(560)	9	8	(452)
Balance at end of period	$(2,209)	$(33,781)	$(140)	$(55)	$(36,185)

Reclassifications out of accumulated other comprehensive loss were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2018	2017
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(147)	Interest expense
	56	56	Income taxes
	(92)	(91)
Amortization of postretirement liability losses included in net periodic benefit cost (credit)	(573)	(574)	Other income
	155	217	Income taxes
	(418)	(357)
Reclassification adjustment for loss on available-for-sale investments included in net income	(37)	(54)	Other income
	7	19	Income taxes
	(30)	(35)
Total reclassifications	$(540)	$(483)

Note 8 - Revenue from contracts with customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
The electric and natural gas distribution segments generate revenue from the sales of electric and natural gas products and services, which includes retail and transportation services. These segments establish a customer's retail or transportation service account based on the customer's application/contract for service, which indicates approval of a contract for service. The contract identifies an obligation to provide service in exchange for delivering or standing ready to deliver the identified commodity; and the customer is obligated to pay for the service as provided in the applicable tariff. The product sales are based on a fixed rate that includes a base and per-unit rate, which are included in approved tariffs as determined by state or federal regulatory agencies. The quantity of the commodity consumed or transported determines the total per-unit revenue. The service provided, along with the product consumed or transported, are a single performance obligation because both are required in combination to successfully transfer the contracted product or service to the customer. Revenues are recognized over time as customers receive and consume the products and services. The method of measuring progress toward the completion of the single performance obligation is on a per-unit output method basis, with revenue recognized based on the direct measurement of the value to the customer of the goods or services transferred to date. For contracts governed by the Company’s utility revenue tariffs, amounts are billed monthly with the amount due between 15 and 22 days of receipt of the invoice depending on the applicable state’s tariff. For other contracts not governed by tariff, payment terms are net thirty days. At this time, the segment has no material obligations for returns, refunds or other similar obligations.
The pipeline and midstream segment generates revenue from providing natural gas transportation, gathering and underground storage services as well as other energy-related services to both third parties and internal customers, largely the natural gas distribution segment. The pipeline and midstream segment establishes a contract with a customer based upon the customer’s request for firm or interruptible natural gas transportation, storage or gathering service(s). The contract identifies an obligation for the segment to provide the requested service(s) in exchange for consideration from the customer over a specified term. Depending on the type of service(s) requested and contracted, the service provided may include transporting, gathering or storing an identified quantity of natural gas and/or standing ready to deliver or store an identified quantity of natural gas. Natural gas transportation, gathering and storage revenues are based on fixed rates, which may include reservation fees and/or per-unit commodity rates. The services provided by the segment are generally treated as single performance obligations satisfied over time simultaneous to when the service is provided and revenue is recognized. Rates for the segment’s regulated services are based on its FERC approved tariff or customer negotiated rates on special projects, and rates for its non-regulated services are negotiated with its customers and set forth in the contract. For contracts governed by the company’s tariff, amounts are billed on or before the ninth business day of the following month and the amount is due within twelve days of receipt of the invoice. For gathering contracts not governed by the tariff, amounts are due within twenty days of invoice receipt. For other contracts not governed by the tariff, payment terms are net thirty days. At this time, the segment has no material obligations for returns, refunds or other similar obligations.
The construction materials and contracting segment generates revenue from contracting services and construction materials sales. This segment focuses on the vertical integration of its contracting services with its construction materials to support the aggregate based product lines. This segment provides contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which the Company evaluated and determined to be single performance obligations. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include liquidated damages; performance bonuses or incentives and penalties; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics. The Company estimates variable consideration at the most likely amount expected. Revenue is recognized over time using the input method based on the measurement of progress on a project. The input method is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction materials to third parties and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within thirty days of receipt. There are no material obligations for returns, refunds or other similar obligations.
The construction services segment generates revenue from specialty contracting services which also includes the sale of construction equipment and other supplies. This segment provides specialty contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes multiple promised goods and services in a single project to create a distinct bundle of goods and services, which the Company evaluates to determine whether a separate performance obligation exists. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include bonuses, incentives, penalties and liquidated damages. The variable amounts usually arise upon achievement of certain performance metrics. The Company estimates variable consideration at the most likely amount expected. Revenue is recognized over time using the input method based on the measurement of progress on a project. The input method is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction equipment and other supplies to third parties and internal customers. The contract for these sales is the use of a sales order or invoice, which includes the pricing and payment terms. All such contracts include a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within thirty days of receipt. There are no material obligations for returns, refunds or other similar obligations.
The Company recognizes all other revenues when services are rendered or goods are delivered.
Disaggregation
In the following table, revenue is disaggregated by the type of customer or service provided. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue by reportable segments. For more information on the Company's business segments, see Note 13.

Three Months Ended March 31, 2018	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(in thousands)
Residential utility sales	$35,183	$192,886	$—	$—	$—	$—	$228,069
Commercial utility sales	34,701	116,891	—	—	—	—	151,592
Industrial utility sales	8,770	7,809	—	—	—	—	16,579
Other utility sales	1,836	—	—	—	—	—	1,836
Natural gas transportation	—	11,179	21,818	—	—	—	32,997
Natural gas gathering	—	—	2,270	—	—	—	2,270
Natural gas storage	—	—	3,134	—	—	—	3,134
Contracting services	—	—	—	74,064	—	—	74,064
Construction materials	—	—	—	173,591	—	—	173,591
Intrasegment eliminations*	—	—	—	(34,270)	—	—	(34,270)
Inside specialty contracting	—	—	—	—	233,821	—	233,821
Outside specialty contracting	—	—	—	—	87,181	—	87,181
Other	8,252	3,999	3,326	—	(86)	2,696	18,187
Intersegment eliminations	—	—	(21,759)	(101)	(11)	(2,638)	(24,509)
Revenues from contracts with customers	88,742	332,764	8,789	213,284	320,905	58	964,542
Revenues out of scope	(1,338)	(100)	44	—	13,145	—	11,751
Total external operating revenues	$87,404	$332,664	$8,833	$213,284	$334,050	$58	$976,293

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation. The change in contract assets and liabilities were as follows:

	March 31, 2018	December 31, 2017	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$132,610	$122,184	$10,426	Receivables, net
Contract liabilities - current	(80,905)	(71,479)	(9,426)	Accounts payable
Contract liabilities - noncurrent	(399)	—	(399)	Deferred credits and other liabilities - other
Net contract assets (liabilities)	$51,306	$50,705	$601

At March 31, 2018, the Company's net contract assets increased $601,000 compared to December 31, 2017. Included in the change of total contract assets (liabilities) was an increase in contract assets, due to revenue recognized in excess of billings on contracts, and an increase in contract liabilities, due to billings on contracts in excess of revenues recognized. The Company recognized $52.0 million in revenue for the three months ended March 31, 2018, which was previously included in contract liabilities at December 31, 2017. The Company recognized $3.1 million in revenue for the three months ended March 31, 2018, from performance obligations satisfied in prior periods.
Note 9 - Discontinued operations
The assets and liabilities of the Company's discontinued operations have been classified as held for sale and the results of operations are shown in income from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. At the time the assets were classified as held for sale, depreciation, depletion and amortization expense was no longer recorded.
Dakota Prairie Refining On June 24, 2016, WBI Energy entered into a membership interest purchase agreement with Tesoro to sell all of the outstanding membership interests in Dakota Prairie Refining to Tesoro. WBI Energy and Calumet each previously owned 50 percent of the Dakota Prairie Refining membership interests and were equal members in building and operating Dakota Prairie Refinery. To effectuate the sale, WBI Energy acquired Calumet’s 50 percent membership interest in Dakota Prairie Refining on June 27, 2016. The sale of the membership interests to Tesoro closed on June 27, 2016. The sale of Dakota Prairie Refining reduced the Company’s risk by decreasing exposure to commodity prices.
Centennial continues to guarantee certain debt obligations of Dakota Prairie Refining; however, Tesoro has agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. For more information related to the guarantee, see Note 16.

The carrying amounts of the major classes of assets and liabilities classified as held for sale, related to the operations of and activity associated with Dakota Prairie Refining, on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2018		March 31, 2017	December 31, 2017
	(In thousands)
Assets
Current assets:
Income taxes receivable	$1,858	(a)	$11,756	$1,778	(a)
Total current assets held for sale	1,858		11,756	1,778
Total assets held for sale	$1,858		$11,756	$1,778
Liabilities
Current liabilities:
Accounts payable	$—		$16	$—
Total current liabilities held for sale	—		16	—
Noncurrent liabilities:
Deferred income taxes (b)	37		55	37
Total noncurrent liabilities held for sale	37		55	37
Total liabilities held for sale	$37		$71	$37

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to taxes payable and are reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to deferred charges and other assets - deferred income taxes and are reflected in noncurrent assets held for sale.

The Company retained certain liabilities of Dakota Prairie Refining. In the first quarter of 2017, the Company recorded a reversal of the previously accrued liability of $7.0 million ($4.3 million after tax) due to the resolution of a legal matter. As of March 31, 2018, Dakota Prairie Refining incurred no material exit and disposal costs, and does not expect to incur any material exit and disposal costs.
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

The carrying amounts of the major classes of assets and liabilities classified as held for sale, related to the operations of Fidelity, on the Company's Consolidated Balance Sheets were as follows:

	March 31, 2018	March 31, 2017		December 31, 2017
	(In thousands)
Assets
Current assets:
Receivables, net	$458	$266		$479
Total current assets held for sale	458	266		479
Noncurrent assets:
Net property, plant and equipment	1,631	4,515		1,631
Deferred income taxes	2,637	91,098		2,637
Other	161	161		161
Total noncurrent assets held for sale	4,429	95,774		4,429
Total assets held for sale	$4,887	$96,040		$4,908
Liabilities
Current liabilities:
Accounts payable	$—	$67		$30
Taxes payable	10,774	4,732	(a)	10,857
Other accrued liabilities	2,810	2,311		2,884
Total current liabilities held for sale	13,584	7,110		13,771
Total liabilities held for sale	$13,584	$7,110		$13,771

(a)	On the Company's Consolidated Balance Sheets, this amount was reclassified to prepayments and other current assets and is reflected in current assets held for sale.

The Company's deferred tax assets included in assets held for sale were largely comprised of federal and state net operating loss carryforwards. The Company realized substantially all of the outstanding net operating loss carryforwards in 2017.
The Company has incurred $10.5 million of exit and disposal costs to date and incurred no exit and disposal costs for the three months ended March 31, 2018 and 2017, respectively. The Company does not expect to incur any additional material exit and disposal costs. The exit and disposal costs are associated with severance and other related matters.
Dakota Prairie Refining and Fidelity The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining and Fidelity, to the after-tax income from discontinued operations on the Company's Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Operating revenues	$66	$105
Operating expenses	174	(6,577)
Operating income (loss)	(108)	6,682
Other income (expense)	12	(15)
Interest expense	575	—
Income (loss) from discontinued operations before income taxes	(671)	6,667
Income taxes	(1,148)	4,980	*
Income from discontinued operations	$477	$1,687

*	Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

Note 10 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Three Months Ended March 31, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year	Balance at March 31, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Three Months Ended March 31, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at March 31, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Year Ended December 31, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at December 31, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Other amortizable intangible assets were as follows:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Customer relationships	$14,668	$15,745	$15,248
Less accumulated amortization	13,007	12,910	13,382
	1,661	2,835	1,866
Noncompete agreements	2,430	2,430	2,430
Less accumulated amortization	1,842	1,695	1,805
	588	735	625
Other	6,458	7,086	6,990
Less accumulated amortization	5,242	5,309	5,644
	1,216	1,777	1,346
Total	$3,465	$5,347	$3,837

Amortization expense for amortizable intangible assets for the three months ended March 31, 2018 and 2017, was $400,000 and $600,000, respectively. Estimated amortization expense for amortizable intangible assets is $1.3 million in 2018, $1.0 million in 2019, $500,000 in 2020, $300,000 in 2021, $300,000 in 2022 and $500,000 thereafter.

Note 11 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $76.9 million, $73.8 million and $77.4 million, at March 31, 2018 and 2017, and December 31, 2017, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $500,000 for the three months ended March 31, 2018. The net unrealized gain on these investments was $2.9 million for the three months ended March 31, 2017. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Company's Consolidated Statements of Income. In connection with the adoption of ASU 2017-07, as discussed in Note 6, the Company has elected to reclassify the unrealized gains and losses from operation and maintenance expense to other income on the Company's Consolidated Statements of Income.
The Company did not elect the fair value option, which records gains and losses in income, for its available-for-sale securities. The available-for-sale securities include mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value and are classified as investments on the Consolidated Balance Sheets. Unrealized gains or losses are recorded in accumulated other comprehensive income (loss). Details of available-for-sale securities were as follows:

March 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,282	$4	$223	$10,063
U.S. Treasury securities	466	—	1	465
Total	$10,748	$4	$224	$10,528

March 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,971	$8	$94	$9,885
U.S. Treasury securities	412	1	—	413
Total	$10,383	$9	$94	$10,298

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,342	$4	$129	$10,217
U.S. Treasury securities	205	—	1	204
Total	$10,547	$4	$130	$10,421

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs.
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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the three months ended March 31, 2018 and 2017, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2018, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
	(In thousands)
Assets:
Money market funds	$—	$9,085	$—	$9,085
Insurance contract*	—	76,941	—	76,941
Available-for-sale securities:
Mortgage-backed securities	—	10,063	—	10,063
U.S. Treasury securities	—	465	—	465
Total assets measured at fair value	$—	$96,554	$—	$96,554

*
The insurance contract invests approximately 49 percent in fixed-income investments, 22 percent in common stock of large-cap companies, 13 percent in common stock of mid-cap companies, 11 percent in common stock of small-cap companies, 3 percent in target date investments and 2 percent in cash equivalents.

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

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at March 31, 2018	$1,779,542	$1,854,350
Long-term debt at March 31, 2017	$1,703,006	$1,784,588
Long-term debt at December 31, 2017	$1,714,853	$1,826,256

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Interest, net*	$17,910	$17,546
Income taxes refunded, net**	$(1,056)	$(2,762)

*	AFUDC - borrowed was $382,000 and $196,000 for the three months ended March 31, 2018 and 2017, respectively.

**	Income taxes paid (refunded), net of discontinued operations, were $1.7 million and $(7.2) million for the three months ended March 31, 2018 and 2017, respectively.

Noncash investing transactions were as follows:

	March 31,
	2018	2017
	(In thousands)
Property, plant and equipment additions in accounts payable	$16,829	$5,212

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
The construction materials and contracting segment operations mine, process and sell construction aggregates (crushed stone, sand and gravel); produce and sell asphalt mix; and supply ready-mixed concrete. This segment focuses on vertical integration of its contracting services with its construction materials to support the aggregate based product lines including aggregate placement, asphalt and concrete paving, and site development and grading. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services. This segment operates in the central, southern and western United States and Alaska and Hawaii.
The construction services segment provides inside and outside specialty contracting services. Its outside services include design, construction and maintenance of overhead and underground electrical distribution and transmission lines, substations, external lighting, traffic signalization, and gas pipelines, as well as utility excavation and the manufacture and distribution of transmission line construction equipment. Its inside services include design, construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. This segment also constructs and maintains renewable energy projects. These specialty contracting services are provided to utilities and large manufacturing, commercial, industrial, institutional and government customers.
The Other category includes the activities of Centennial Capital, which insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. The Other category also includes certain general and administrative costs (reflected in operation and maintenance expense) and interest expense which were previously allocated to the refining business and Fidelity and do not meet the criteria for income (loss) from discontinued operations. The Other category also includes Centennial Resources' former investment in Brazil.
Discontinued operations includes the results and supporting activities of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense as described above. For more information on discontinued operations, see Note 9.
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2017 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$87,404	$88,225
Natural gas distribution	332,664	342,519
Pipeline and midstream	4,391	2,870
	424,459	433,614
Nonregulated operations:
Pipeline and midstream	4,442	3,643
Construction materials and contracting	213,284	200,776
Construction services	334,050	299,572
Other	58	320
	551,834	504,311
Total external operating revenues	$976,293	$937,925

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—
Natural gas distribution	—	—
Pipeline and midstream	21,735	21,489
	21,735	21,489
Nonregulated operations:
Pipeline and midstream	24	34
Construction materials and contracting	101	86
Construction services	11	6
Other	2,638	1,743
	2,774	1,869
Intersegment eliminations	(24,509)	(23,358)
Total intersegment operating revenues	$—	$—

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Earnings on common stock:
Regulated operations:
Electric	$13,084	$14,333
Natural gas distribution	32,623	27,861
Pipeline and midstream	5,459	4,557
	51,166	46,751
Nonregulated operations:
Pipeline and midstream	(179)	(628)
Construction materials and contracting	(23,521)	(19,912)
Construction services	15,090	7,362
Other	(596)	(279)
	(9,206)	(13,457)
Intersegment eliminations*	—	2,173
Earnings on common stock before income from discontinued operations	41,960	35,467
Income from discontinued operations, net of tax*	477	1,687
Total earnings on common stock	$42,437	$37,154

*	Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

Note 14 - Employee benefit plans
Pension and other postretirement plans
The Company has qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$407	$447
Interest cost	3,807	4,014	778	808
Expected return on assets	(4,998)	(5,029)	(1,167)	(1,145)
Amortization of prior service credit	—	—	(349)	(343)
Amortization of net actuarial loss	1,782	1,793	238	336
Net periodic benefit cost (credit), including amount capitalized	591	778	(93)	103
Less amount capitalized	—	107	40	(39)
Net periodic benefit cost (credit)	$591	$671	$(133)	$142

The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Company's Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined pension benefit plans reflected in the table, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans was $1.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. In accordance with ASU 2017-07, the components of net periodic benefit cost, which does not contain any service costs, have been classified as other income on the Company's Consolidated Statements of Income.

Note 15 - Regulatory matters
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
IPUC
On January 17, 2018, the IPUC issued a general order initiating the investigation of the impacts of the TCJA. The order required the tax rate reduction to be deferred as a regulatory liability and for companies to report on the expected impacts of the TCJA by March 30, 2018. On March 12, 2018, the Idaho governor signed into law a decrease in the state corporate income tax rate from 7.4 percent to 6.9 percent retroactive to January 1, 2018. On March 23, 2018, Intermountain filed an application and supporting tariffs incorporating the effects of the decreases in both federal and state income taxes resulting in a decrease in revenues of approximately $5.0 million annually. Until the final order is received, a regulatory liability will be recorded, beginning on January 1, 2018, to capture the customer benefits associated with these lower taxes.
MNPUC
On December 29, 2017, the MNPUC issued a notice of investigation related to tax changes with the enactment of the TCJA. On January 19, 2018, the MNPUC issued a notice of request for information, commission planning meeting and subsequent comment period. Pursuant to the notice, Great Plains provided preliminary impacts of the TCJA on January 30, 2018. On March 2, 2018, Great Plains submitted its initial filing addressing the impacts of the TCJA and is advocating existing rates are reasonable and a reduction in rates is not warranted. This matter is pending before the MNPUC.
MTPSC
On September 25, 2017, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase of approximately $2.8 million annually or approximately 4.1 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota is also introducing an SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $1.6 million or approximately 2.3 percent, subject to refund. On December 27, 2017, the MTPSC requested Montana-Dakota identify a plan for the impacts of the TCJA for the natural gas segment within the existing natural gas rate case. On January 12, 2018, Montana-Dakota filed a revised interim increase of approximately $764,000, subject to refund, incorporating the estimated impacts of the TCJA reduction in the federal corporate income tax rate. On February 23, 2018, supplemental testimony, regarding the effects of the TCJA, was submitted reducing Montana-Dakota's initial request of $2.8 million to $1.6 million. On March 6, 2018, the interim request for rate relief was denied by the MTPSC. On April 24, 2018, a stipulation was filed with the MTPSC reflecting an annual increase of $975,000 or 1.4 percent. A hearing was held on April 26, 2018. This matter is pending before the MTPSC.
On December 27, 2017, the MTPSC requested Montana-Dakota identify a plan for the impacts of the TCJA and to file a proposal for the impacts on the electric segment by March 31, 2018. On April 2, 2018, Montana-Dakota submitted its plan requesting the MTPSC recognize the identified need for additional rate relief and to consider the effects of the TCJA in a general electric rate case to be submitted by September 30, 2018. This matter is pending before the MTPSC.
NDPSC
On July 21, 2017, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $5.9 million annually or approximately 5.4 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota is also introducing an SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $4.6 million or approximately 4.2 percent, subject to refund. On September 6, 2017, the NDPSC approved the request for interim rates effective with service rendered on or after September 19, 2017. On January 12, 2018, Montana-Dakota requested a delay of the rate case as a result of the enactment of the TCJA to allow the Company time to investigate the implications of the TCJA on the rate case. On February 14, 2018, the NDPSC approved the delay of hearing and scheduled it to begin on May 30, 2018. Also on February 14, 2018, Montana-Dakota filed a revised interim increase request of approximately $2.7 million, subject to refund, incorporating the estimated impacts of the TCJA reduction in the federal corporate income tax rate. On March 1, 2018, the updated interim rates were implemented. The impact of the TCJA was submitted as part of a rebuttal testimony identifying a reduction of the adjusted revenue requirement to $3.6 million. A hearing is scheduled for May 30, 2018. This matter is pending before the NDPSC.
On January 10, 2018, the NDPSC issued a general order initiating the investigation into the effects of the TCJA. The order required regulatory deferral accounting on the impacts of the TCJA and for companies to file comments and the expected impacts. On February 15, 2018, Montana-Dakota filed a summary of the primary impacts of the TCJA on the electric and natural gas utilities. On March 9, 2018, Montana-Dakota submitted a request to decrease its electric rates by $7.2 million or 3.9 percent annually. This matter is pending before the NDPSC.

OPUC
On September 29, 2017, Cascade filed an application with the OPUC for an annual pipeline replacement safety cost recovery mechanism of approximately $784,000 or approximately 1.2 percent of additional revenue. The requested increase includes incremental pipeline replacement investments associated with qualifying pipeline integrity projects. This filing was withdrawn on March 6, 2018, and will be incorporated into an upcoming rate increase filing.
On December 29, 2017, Cascade filed a request with the OPUC to use deferral accounting for the 2018 net benefits associated with the implementation of the TCJA. This matter is pending before the OPUC.
SDPUC
On December 29, 2017, the SDPUC issued an order initiating the investigation into the effects of the TCJA. The order required Montana-Dakota to provide comments by February 1, 2018, regarding the general effects of the TCJA on the cost of service in South Dakota and possible mechanisms for adjusting rates. The order also stated that all rates impacted by the federal income tax shall be adjusted effective January 1, 2018, subject to refund. The Company expects to file detailed plans of the TCJA impact in the second quarter of 2018.
WUTC
On August 31, 2017, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $5.9 million annually or approximately 2.7 percent above current rates. The requested increase includes costs associated with increased infrastructure investment and the associated operating expenses. Also included in the request is recovery of operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On January 3, 2018, the WUTC filed a bench request requiring Cascade to provide information related to the impacts of the TCJA on Cascade's revenue requirement and a proposed ratemaking treatment of those impacts. On March 23, 2018, Cascade filed its rebuttal testimony revising the revenue requirement to a decrease of $1.7 million annually, which includes the impacts of the TCJA. This matter is pending before the WUTC.
WYPSC
On December 29, 2017, the WYPSC issued a general order requiring regulatory deferral accounting on the impacts of the TCJA. A technical conference was held on February 6, 2018, to discuss the implications of the TCJA. On March 23, 2018, the WYPSC issued an order requiring all public utilities to submit an initial assessment of the overall effects on the TCJA on their rates by March 30, 2018. On March 30, 2018, Montana-Dakota submitted its initial assessment indicating a rate reduction for its electric rates in the amount of $1.1 million annually or 4.2 percent with a commitment to submit a request to revise electric rates by May 15, 2018. Montana-Dakota reported its natural gas earnings do not support a decrease in rates and requested the WYPSC allow the impacts of the TCJA be addressed in a natural gas rate case to be submitted by June 1, 2019. This matter is pending before the WYPSC.
FERC
Montana-Dakota and certain MISO Transmission Owners with projected rates submitted a filing to the FERC on February 1, 2018, requesting the FERC to waive certain provisions of the MISO tariff in order for Montana-Dakota and certain MISO Transmission Owners with projected rates to revise their rates to reflect the reduction in the corporate tax rate. Under the MISO tariff, rates are to be changed only on an annual basis with any changes reflected in subsequent true-ups. On March 15, 2018, the FERC approved the waiver request and new rates reflecting the effects of the TCJA were implemented by MISO on March 1, 2018. MISO also retroactively re-billed the January and February 2018 services to reflect the new rates. The total revenue requirement for the Company's multivalue project was reduced to $12.0 million from $13.6 million, which was previously effective on January 1, 2018.
The FERC has issued a notice of proposed rulemaking, subject to notice and comment, that will require pipeline companies to make a one-time informational filing to evaluate the impact of the lower corporate income tax rate and also select one of four options presented by FERC. On April 10, 2018, WBI Energy Transmission held an initial rate change pre-filing settlement meeting with customers. In accordance with WBI Energy Transmission’s offer of settlement and stipulation and agreement with the FERC dated June 4, 2014, the Company is to make a filing with new proposed rates to be effective no later than May 1, 2019. Assuming a five-month suspension period, WBI Energy Transmission would expect to file by October 31, 2018.
Note 16 - Contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages a re unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories. The Company accrued liabilities of $37.4 million, $29.1 million and $35.4 million, which have not been discounted, including liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at March 31, 2018 and 2017, and December 31, 2017, respectively. This includes amounts that may have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
The second claim is for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $1.8 million has been incurred. Cascade has accrued $5.8 million for the remedial investigation and feasibility study as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
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
Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $55.1 million at March 31, 2018, and are expected to mature in 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair values of the indemnity asset and guarantee liability are reflected in deferred charges and other assets - other and deferred credits and other liabilities - other, respectively, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2018, the fixed maximum amounts guaranteed under these agreements aggregated $134.8 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $2.7 million in 2018; $63.0 million in 2019; $62.1 million in 2020; $500,000 in 2021; $500,000 in 2022; $2.0 million thereafter; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at March 31, 2018. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2018, the fixed maximum amounts guaranteed under these letters of credit aggregated $34.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate $33.3 million in 2018 and $700,000 in 2019. There were no amounts outstanding under the above letters of credit at March 31, 2018. In the event of default under these letter of credit obligations, the subsidiary issuing the letter of credit for that particular obligation would be required to make payments under its letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at March 31, 2018.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2018, approximately $738.7 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At March 31, 2018, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $40.3 million.

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
On December 22, 2017, President Trump signed into law the TCJA making significant changes to the United States federal income tax laws. Some of the more material changes from the TCJA impacting the Company included lower corporate tax rates, repealing the domestic production deduction, disallowance of immediate expensing for regulated utility property and modifying or repealing many other business deductions and credits. The Company continues to review the components of the TCJA and evaluating the impact on the Company for 2018 and thereafter. For information pertinent to the specific impacts or trends identified by the Company's business segments, see Business Segment Financial and Operating Data.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

	Three Months Ended
	March 31,
	2018	2017
	(In millions, except per share amounts)
Electric	$13.1	$14.3
Natural gas distribution	32.6	27.9
Pipeline and midstream	5.3	3.9
Construction materials and contracting	(23.5)	(19.9)
Construction services	15.1	7.4
Other	(.7)	(.3)
Intersegment eliminations	—	2.2
Earnings before discontinued operations	41.9	35.5
Income from discontinued operations, net of tax	.5	1.7
Earnings on common stock	$42.4	$37.2
Earnings per common share - basic:
Earnings before discontinued operations	$.22	$.18
Discontinued operations, net of tax	—	.01
Earnings per common share - basic	$.22	$.19
Earnings per common share - diluted:
Earnings before discontinued operations	$.22	$.18
Discontinued operations, net of tax	—	.01
Earnings per common share - diluted	$.22	$.19
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 The Company recognized consolidated earnings of $42.4 million for the quarter ended March 31, 2018, compared to $37.2 million for the same period in 2017.

Positively impacting the Company's earnings were higher specialty contracting margins at the construction services business and higher natural gas retail sales margins at the natural gas distribution business. The earnings were negatively impacted by lower earnings at the construction materials and contacting business largely due to a reduced tax benefit as a result of the enactment of the TCJA. A discussion of key financial data from the Company's business segments activities follows.
Business Segment Financial and Operating Data
Following are key financial and operating data for each of the Company's business segments. Also included are highlights on key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters of the Company's business segments. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part I, Item 1A - Risk Factors in the 2017 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.
For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 13.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 13. Both segments strive to be a top performing utility company measured by integrity, safety, employee satisfaction, customer service and shareholder return, while continuing to focus on providing safe, reliable and competitively priced energy and related services to customers. The Company continues to monitor opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation and transmission and natural gas systems, and through selected acquisitions of companies and properties at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, competitive factors in the energy industry and economic conditions in the segments' service areas.
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
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among residential and commercial customers. Average consumption among natural gas customers has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. Decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins.
Non-GAAP measures The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, adjusted gross margin, that is considered a non-GAAP financial measure as it relates to the Company's electric and natural gas distribution segments. The presentation of adjusted gross margin is intended to be a helpful supplemental measure for investors’ understanding of the segments' operating performance. This non-GAAP measure should not be considered as an alternative to, or more meaningful than, GAAP measures such as operating income (loss) or earnings (loss). The Company's adjusted gross margin measure may not be comparable to other companies’ gross margin measures.
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of adjusted gross margin when evaluating the results of operations for the electric and natural gas distribution segments. Adjusted gross margin for the electric segment is calculated as operating revenue less cost of electric fuel and purchased power and certain taxes, other than income. Adjusted gross margin for the natural gas distribution segment is calculated as operating revenues less purchased natural gas sold and certain taxes, other than income. Taxes, other than income included as a reduction to adjusted gross margin relate to revenue taxes. The segments pass on to their customers the increases and decreases in the wholesale cost of power purchases, natural gas and other fuel supply costs in accordance with regulatory requirements. As such, the segments' revenues are directly impacted by the fluctuations in such commodities. Revenue taxes fluctuate with revenues as they are calculated as a percentage of revenues. Period over period, the segments' operating income (loss) is not impacted by the increase or decrease in revenues since the change is directly related to the increase or decrease in wholesale cost of power purchases, natural gas or other fuel supply costs, nor is it impacted by revenue taxes since it is a direct result of revenues. The Company's management believes the adjusted gross margin is an adequate supplemental measure as these items are included in both operating revenues and operating expenses. The Company's management also believes that adjusted gross margin and the remaining operating expenses that calculate operating income (loss) are useful in assessing the Company's utility performance as management has the ability to influence control over the remaining operating expenses.
The electric segment's operating income was $18.2 million and $22.3 million for the three months ended March 31, 2018 and 2017, respectively. Operating income for the three months ended March 31, 2018, is calculated as operating revenues of $87.4 million less operating expenses of $69.2 million. Operating income for the three months ended March 31, 2017, is calculated as operating revenues of $88.2 million less operating expenses of $65.9 million. Operating income decreased by $4.1 million due to lower operating revenues, largely the result of reserves against revenues to customers for lower income taxes due to the enactment of the TCJA and lower rate realization in certain jurisdictions partially offset by higher electric volumes. Also contributing to lower operating income were higher operation and maintenance expense and higher depreciation, depletion and amortization expense. The segment's operating income of $18.2 million is adjusted by adding back operation and maintenance expense of $30.1 million; depreciation, depletion and amortization expense of $12.6 million; and certain taxes, other than income of $3.8 million for the three months ended March 31, 2018, to calculate adjusted gross margin of $64.7 million. The segment's operating income of $22.3 million is adjusted by adding back operation and maintenance expense of $28.7 million; depreciation, depletion and amortization expense of $11.8 million; and certain taxes, other than income of $3.3 million for the three months ended March 31, 2017, to calculate adjusted gross margin of $66.1 million.
The natural gas distribution segment's operating income was $48.5 million and $51.4 million for the three months ended March 31, 2018 and 2017, respectively. Operating income for the three months ended March 31, 2018, is calculated as operating revenues of $332.6 million less operating expenses of $284.1 million. Operating income for the three months ended March 31, 2017, is calculated as operating revenues of $342.5 million less operating expenses of $291.1 million. Operating income decreased by $2.9 million due to lower operating revenues, largely the result of lower purchased natural gas sold passed through to customers. Also contributing to lower operating income were higher operation and maintenance expense and higher depreciation, depletion and amortization expense, partially offset by lower purchased natural gas sold and lower taxes, other than income. The segment's operating income of $48.5 million is adjusted by adding back operation and maintenance expense of $44.8 million; depreciation, depletion and amortization expense of $17.7 million; and certain taxes, other than income of $5.7 million for the three months ended March 31, 2018, to calculate adjusted gross margin of $116.7 million. The segment's operating income of $51.4 million is adjusted by adding back operation and maintenance expense of $41.0 million; depreciation, depletion and amortization expense of $17.1 million; and certain taxes, other than income of $5.0 million for the three months ended March 31, 2017, to calculate adjusted gross margin of $114.5 million.

Earnings overview - electric The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2018	2017
(Dollars in millions, where applicable)
Operating revenues	$87.4	$88.2
Electric fuel and purchased power	22.5	21.9
Taxes, other than income	.2	.2
Adjusted gross margin	64.7	66.1
Operating expenses:
Operation and maintenance	30.1	28.7
Depreciation, depletion and amortization	12.6	11.8
Taxes, other than income	3.8	3.3
Total operating expenses	46.5	43.8
Operating income	18.2	22.3
Earnings	$13.1	$14.3
Retail sales (million kWh):
Residential	374.0	355.8
Commercial	402.3	397.0
Industrial	142.3	141.9
Other	22.7	22.3
	941.3	917.0
Average cost of electric fuel and purchased power per kWh	$.022	$.022
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Electric earnings decreased $1.2 million (8 percent) as a result of:
Adjusted gross margin: Decrease of $1.4 million largely the result of reserves against revenues in certain jurisdictions to refund to customers lower income taxes due to the enactment of the TCJA and lower rate realization in certain jurisdictions. Partially offsetting these decreases were higher retail sales volumes of 3 percent driven by all customer classes.
Operation and maintenance: Increase of $1.4 million largely from higher payroll-related costs and timing of miscellaneous expenses.
Depreciation, depletion and amortization: Increase of $800,000 as a result of increased plant balances.
Taxes, other than income: Increase of $500,000 primarily due to higher property taxes.
Other income: Decrease of $400,000 as a result of lower returns on investments.
Interest expense: Increase of $400,000 due to increased long-term debt balances.
Income taxes: Decrease of $3.6 million due to the enactment of the TCJA reduced corporate tax rate, which had a favorable impact compared to the first quarter of 2017, and reduced pre-tax income. A majority of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings.

Earnings overview - natural gas distribution The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2018	2017
(Dollars in millions, where applicable)
Operating revenues	$332.6	$342.5
Purchased natural gas sold	203.7	214.4
Taxes, other than income	12.2	13.6
Adjusted gross margin	116.7	114.5
Operating expenses:
Operation and maintenance	44.8	41.0
Depreciation, depletion and amortization	17.7	17.1
Taxes, other than income	5.7	5.0
Total operating expenses	68.2	63.1
Operating income	48.5	51.4
Earnings	$32.6	$27.9
Volumes (MMdk)
Retail sales:
Residential	28.1	28.1
Commercial	18.6	19.0
Industrial	1.4	1.6
	48.1	48.7
Transportation sales:
Commercial	.8	.7
Industrial	36.8	38.0
	37.6	38.7
Total throughput	85.7	87.4
Average cost of natural gas, including transportation, per dk	$4.23	$4.40
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Natural gas distribution earnings increased $4.7 million (17 percent) as a result of:
Adjusted gross margin: Increase of $2.2 million largely resulting from approved rate recovery. The change in adjusted gross margin includes the reserves against revenues in certain jurisdictions to refund to customers lower income taxes due to the enactment of the TCJA. Also included in adjusted gross margin were weather normalization mechanisms in certain jurisdictions to offset lower retail sales volumes of 1 percent.
Operation and maintenance: Increase of $3.8 million, largely from higher payroll-related costs, contract services and conservation expenses.
Depreciation, depletion and amortization: Increase of $600,000 primarily as a result of increased plant balances.
Taxes, other than income: Increase of $700,000 due to higher property taxes.
Other income: Increase of $200,000 due to higher returns on investments.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $7.3 million largely due to the enactment of the TCJA, which reduced the corporate tax rate resulting in a favorable impact compared to the first quarter of 2017. A portion of the reduction in income taxes are being reserved against revenues, as previously discussed.
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

In November 2017, the NDPSC approved the advance determination of prudence for the purchase of the Thunder Spirit Wind farm expansion. The Company, in February 2018, signed a purchase agreement to obtain ownership of the expansion and will finalize the purchase when the construction is complete in late 2018. With the addition of the expansion, the total Thunder Spirit Wind farm generation capacity will be approximately 155 MW and will increase the Company's electric generation portfolio to approximately 27 percent renewables based on nameplate ratings. The Company's integrated resource plans in North Dakota and Montana include additional generation projects in the 2025 timeframe.
In June 2016, the Company, along with a partner, began construction on a 345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota. The estimated capital investment for this project is $130 million to $150 million. All necessary easements have been secured and construction is well underway. The project is expected to be completed in 2019.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 15.
With the enactment of the TCJA, the state regulators in jurisdictions where the segments operate have requested companies submit plans for the estimated impact of the TCJA. As such, the segments used the deferral method of accounting for the revaluation of its regulated deferred tax assets and liabilities in the fourth quarter of 2017. The Company continues to work with the state regulators on plans for the impacts of the TCJA as discussed in Note 15. The Company anticipates the TCJA will negatively impact the segments' cash flows due to not being able to immediately expense utility property for tax purposes as well as lower deferred taxes.
The labor contract at Montana-Dakota with the IBEW was in effect through April 30, 2018, and the labor contract at Cascade with the ICWU was in effect through March 31, 2018, as reported in Items 1 and 2 - Business Properties - General in the 2017 Annual Report. Both labor contracts are currently in negotiations.
Pipeline and Midstream
Strategy and challenges The pipeline and midstream segment provides natural gas transportation, gathering and underground storage services, as discussed in Note 13. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth, and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of existing storage, gathering and transmission facilities; incremental pipeline projects, which expand pipeline capacity; and expansion of energy-related services in the region leveraging on core competencies.
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives to increase pipeline safety regulations and reduce methane emissions could also impact the price and demand for natural gas.
The pipeline and midstream segment is subject to extensive regulation including certain operational, system integrity and environmental regulations as well as various permit terms and operational compliance conditions. The segment is charged with the ongoing process of reviewing existing permits and easements as well as securing new permits and easements as necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.
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
On March 8, 2018, President Trump issued proclamations for additional import duties on steel and aluminum. The segment is currently evaluating the impact this will have on costs of materials used in construction projects and maintenance work.

Earnings overview - The following information summarizes the performance of the pipeline and midstream segment.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in millions)
Operating revenues	$30.6	$28.0
Operating expenses:
Operation and maintenance	15.0	13.7
Depreciation, depletion and amortization	4.3	4.1
Taxes, other than income	3.1	3.0
Total operating expenses	22.4	20.8
Operating income	8.2	7.2
Earnings	$5.3	$3.9
Transportation volumes (MMdk)	78.3	67.1
Natural gas gathering volumes (MMdk)	3.7	3.9
Customer natural gas storage balance (MMdk):
Beginning of period	22.4	26.4
Net withdrawal	(14.7)	(11.4)
End of period	7.7	15.0
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Pipeline and midstream earnings increased $1.4 million (36 percent) as a result of:
Revenues: Increase of $2.6 million, largely attributable to higher transportation revenues of $1.9 million as a result of organic growth projects completed in second quarter 2017, which contributed to record volumes of natural gas transported through its system.
Operation and maintenance: Increase of $1.3 million, primarily from higher nonregulated project costs and contract services partially offset by the reversal of coalbed asset retirement obligations related to a non-strategic asset sale.
Depreciation, depletion and amortization: Increase of $200,000 largely resulting from organic growth projects.
Taxes, other than income: Increase of $100,000 from higher property taxes.
Other income: Decrease of $400,000 as a result of lower returns on investments.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $700,000 primarily due to a lower corporate tax rate resulting from the enactment of the TCJA.
Outlook The Company has continued to feel the effects of natural gas production at record levels which keeps downward pressure on natural gas prices in the near term. The Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The following describes recent growth projects.
Construction on the Company's Valley Expansion project, a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota, is expected to begin in May 2018. The project, which is designed to transport 40 MMcf of natural gas per day, is under the jurisdiction of the FERC. In February 2018, the Company received an order issuing a certificate of public convenience and necessity from the FERC.
In June 2017, the Company announced plans to complete a Line Section 27 expansion project in the Bakken area of northwestern North Dakota. The project will include approximately 13 miles of new pipeline and associated facilities. The project, as designed, will increase capacity by over 200 MMcf per day and bring total capacity of Line Section 27 to over 600 MMcf per day. Construction is expected to begin in May 2018.
In 2017, the Company completed and placed into service the Charbonneau and Line Section 25 expansion projects, which include a new compression station as well as other compressor additions and enhancements at existing stations. Partly due to the completion of these two expansion projects, the Company's system transported a record volume of natural gas through its system in the first quarter of 2018.
The Company recently announced two additional natural gas pipeline growth projects. The Demicks Lake project, which includes approximately 14 miles of 20-inch pipe, which is located in McKenzie County, North Dakota. Construction is expected to begin in 2019, with an in-service date in the fall of 2019. An open season was recently completed and the Company has secured sufficient capacity commitments for the project. The Company also had a successful open season on its Line Section 22 project in the Billings, Montana, area. This project is scheduled for construction in 2019, with an in-service date in late 2019. The project will increase capacity by 22.5 MMcf per day to serve incremental demand in Billings, Montana. The Company continues to consider additional growth projects to increase natural gas transportation capacity across its system.
The impact of the TCJA on the pipeline and midstream industry is uncertain. As such, the regulated pipeline is using the deferral method of accounting for the revaluation of its regulated deferred tax assets and liabilities. The Company continues to work with the FERC on plans for the impacts of the TCJA, as discussed in Note 15.
The labor contract with the IBEW that WBI Energy Transmission was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2017 Annual Report, has been ratified.
Construction Materials and Contracting
Strategy and challenges The construction materials and contracting segment provides an integrated set of construction services, as discussed in Note 13. The segment focuses on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities; enhancing profitability through cost containment, margin discipline and vertical integration of the segment's operations; development and recruitment of talented employees; and continued growth through organic and acquisition opportunities.
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise.
As one of the country's largest sand and gravel producers, the segment will continue to strategically manage its nearly 1.0 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant.
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the ability of the segment to earn a reasonable return. The segment is also subject to volatility in the cost of raw materials such as diesel, gasoline, liquid asphalt, cement and steel. Such volatility can have a negative impact on the segment's margins. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and federal infrastructure spending.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to reduce costs and the need for temporary employment because of the seasonality of the work performed in certain regions.

Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in millions)
Operating revenues	$213.4	$200.9
Cost of sales:
Operation and maintenance	198.9	188.5
Depreciation, depletion and amortization	13.0	12.6
Taxes, other than income	7.8	7.2
Total cost of sales	219.7	208.3
Gross margin	(6.3)	(7.4)
Selling, general and administrative expense:
Operation and maintenance	17.6	17.6
Depreciation, depletion and amortization	.6	1.1
Taxes, other than income	1.8	1.8
Total selling, general and administrative expense	20.0	20.5
Operating loss	(26.3)	(27.9)
Loss	$(23.5)	$(19.9)
Sales (000's):
Aggregates (tons)	3,847	3,505
Asphalt (tons)	226	215
Ready-mixed concrete (cubic yards)	572	562
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Construction materials and contracting's seasonal loss increased $3.6 million (18 percent) as a result of:
Gross margin: Increase of $1.1 million resulting from higher construction margins, which were positively impacted by increased workloads in states that experienced favorable weather and strong demand in certain regions. Partially offsetting the higher construction margins were lower materials margins due to higher repair and maintenance costs affecting aggregates and asphalt product margins and unfavorable weather in certain regions affecting the asphalt product margins.
Selling, general and administrative expense: Decrease of $500,000 largely resulting from lower depreciation, depletion, and amortization.
Other income: Decrease of $1.0 million as a result of lower returns on investments.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease in income tax benefits of $4.1 million in the first quarter of 2018, which includes $3.9 million due to the enactment of the TCJA, that lowered the corporate tax rate.
Outlook The segment's vertically integrated aggregates based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mixed concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold primarily to construction contractors in connection with street, highway and other public infrastructure projects, as well as private commercial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public funding is, however, dependent on state and federal funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles.
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

Subsequent to March 31, 2018, the Company announced that it acquired Teevin & Fischer Quarry, a crushed rock and gravel supplier in northwestern Oregon, and it continues to evaluate additional acquisition opportunities.
The construction materials and contracting backlog at March 31, 2018, was $691.9 million, down from $724.6 million at March 31, 2017. The decrease in backlog was primarily attributable to lower state agency work.
The impact of the TCJA on the economy as a whole is unclear at this time. As such, the impact to the construction materials and contracting industry is also uncertain. Under the TCJA, the domestic production deduction is no longer available. The domestic production deduction was originally introduced to incentivize domestic production activities and was a deduction of up to 9 percent on qualified production activity income for which this segment's activities qualified. The Company expects the lower federal corporate tax rate will more than offset the loss of the domestic production deduction for this segment.
The labor contract that Knife River was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2017 Annual Report, has been ratified.
Construction Services
Strategy and challenges The construction services segment provides inside and outside specialty contracting, as discussed in Note 13. The construction services segment focuses on providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; safely executing projects; effectively controlling costs; collecting on receivables; retaining, developing and recruiting talented employees; growing through organic and acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk.
The construction services segment faces challenges in the highly competitive markets in which it operates. Competitive pricing environments, project delays and the effects of restrictive regulatory requirements have negatively impacted margins in the past and could affect margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions, declines or delays in new projects due to the cyclical nature of the construction industry and other factors. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. Due to these and other factors, we believe customer demand for labor resources will continue to increase, possibly surpassing the supply of industry resources.
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Operating revenues	$334.1	$299.6
Cost of sales:
Operation and maintenance	278.0	253.7
Depreciation, depletion and amortization	3.5	3.6
Taxes, other than income	12.8	12.1
Total cost of sales	294.3	269.4
Gross margin	39.8	30.2
Selling, general and administrative expense:
Operation and maintenance	17.3	16.1
Depreciation, depletion and amortization	.4	.4
Taxes, other than income	1.4	1.2
Total selling, general and administrative expense	19.1	17.7
Operating income	20.7	12.5
Earnings	$15.1	$7.4
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Construction services earnings increased $7.7 million (105 percent) as a result of:
Gross margin: Increase of $9.6 million resulting from higher customer demands driven by the additional number and size of construction projects in 2018 and decreased labor costs attributable to successful job performance. Also contributing to the increase were higher workloads in areas impacted by storm activity and higher outside equipment sales and rentals.

Selling, general and administrative expense: Increase of $1.4 million, primarily payroll-related and outside professional costs.
Other income: Decrease of $300,000 as a result of lower returns on investments.
Interest expense: Comparable to the same period in prior year.
Income taxes: Lower due to the enactment of the TCJA, which reduced the corporate tax rate creating a favorable impact compared to the first quarter of 2017, partially offset by an increase in income before taxes in 2018.
Outlook The Company continues to expect long-term growth in the electric transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. The Company believes several projects will be available for bid in the 2018 timeframe and also expects bidding activity in small and medium-sized projects to continue in 2018.
The Company experienced record revenues in the first quarter of 2018 and more than doubled its earnings. The Company expects bidding activity to remain strong in both outside and inside specialty construction companies for the year 2018. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce will continue to provide a benefit in securing and executing profitable projects. The construction services backlog at March 31, 2018, was $674.7 million, up from $529.1 million at March 31, 2017. The increase in backlog was primarily attributable to an increase in projects from all revenue streams based on customer demand. Additionally, the Company continues to evaluate potential acquisition opportunities.
The impact of the TCJA on the economy as a whole is unclear at this time. As such, the impact to the construction services industry is also uncertain. While it is unclear what impact the TCJA may have on the construction services industry, the Company is optimistic about overall economic growth and infrastructure spending and believes that improving industry activity will continue in both market segments and the drivers for investment will remain intact. As the Company continues to experience growth in their operations, the impacts of the lower corporate tax rate offsets the increase in taxes on operating income. The Company believes that regulatory reform, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by its customers. Although competition remains strong, these trends are viewed as positive factors in the future.
The ten labor contracts that the MDU Construction Services was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2017 Annual Report, have been ratified.
Other

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Operating revenues	$2.7	$2.1
Operating expenses:
Operation and maintenance	2.0	1.2
Depreciation, depletion and amortization	.6	.6
Total operating expenses	2.6	1.8
Operating income	.1	.3
Loss	$(.7)	$(.3)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.

Discontinued Operations

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Income from discontinued operations before intercompany eliminations, net of tax	$.5	$3.9
Intercompany eliminations	—	(2.2)	*
Income from discontinued operations, net of tax	$.5	$1.7

*	Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Intersegment transactions:
Operating revenues	$24.5	$23.4
Purchased natural gas sold	21.7	21.5
Operation and maintenance	2.8	1.9
Income from continuing operations	—	(2.2)	*

*	Includes an elimination for the presentation of income tax adjustments between continuing and discontinued operations.

For more information on intersegment eliminations, see Note 13.
Liquidity and Capital Commitments
At March 31, 2018, the Company had cash and cash equivalents of $58.8 million and available borrowing capacity of $622.5 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; the issuance of long-term debt; and the issuance of equity securities.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and also are affected by changes in working capital. Cash flows provided by operating activities in the first three months of 2018 increased $19.3 million from the comparable period in 2017.
Increases: The increase in cash flows provided by operating activities was largely at the electric and natural gas distribution businesses. The increase was primarily driven by the absence in 2018 of a deposit for the preferred stock redemption in 2017; the change in natural gas costs refundable; and the use of a prepaid gas contract resulting in lower gas purchases in the first quarter of 2018.
Decreases: Partially offsetting the increase were higher asphalt oil inventory balances at the construction materials and contracting business; changes relating to the balances of capital expenditures in accounts payable at the electric business; increased payables due to increases in overall operations at the construction services business; and regulatory change in the decoupling mechanism at the natural gas distribution business.
Investing activities Cash flows used in investing activities in the first three months of 2018 was $100.2 million compared to cash flows provided by investing activities in the first three months of 2017 of $45.6 million. The change was primarily related to the net proceeds from the sale of Pronghorn at the pipeline and midstream business in 2017 along with higher utility construction expenditures at the electric and natural gas distribution businesses.
Financing activities Cash flows provided by financing activities in the first three months of 2018 was $18.6 million compared to cash flows used by financing activities of $127.5 million in the first three months of 2017. The change was largely the result of lower repayment of long-term debt of $110.2 million primarily due to the use of proceeds from the sale of Pronghorn at the pipeline and midstream business along with higher issuance of long-term debt of $41.6 million, largely relating to changes in commercial paper balances.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2017 Annual Report. For more information, see Note 14 and Part II, Item 7 in the 2017 Annual Report.
Capital expenditures
Capital expenditures for the first three months of 2018 were $93.0 million. Capital expenditures allocated to the Company's business segments are estimated to be approximately $631 million for 2018. The Company has included in the estimated capital expenditures for 2018 the purchase of the Thunder Spirit Wind farm expansion, the Valley Expansion project and the Line Section 27 expansion project, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for 2018 also include those for system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline, gathering and other midstream projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. It is anticipated that all of the funds required for capital expenditures for the 2018 will be met from various sources, including internally generated funds; the Company's credit facilities, as described later; issuance of long-term debt; and issuance of equity securities.
Capital resources
Certain debt instruments of the Company and its subsidiaries contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2018. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 6, in the 2017 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at March 31, 2018:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$84.7	(b)	$—		5/8/19
Cascade Natural Gas Corporation	Revolving credit agreement		$75.0	(c)	$5.9		$2.2	(d)	4/24/20
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$14.4		$—		4/24/20
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$105.3	(b)	$—		9/23/21

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

The Company's coverage of earnings to fixed charges including preferred stock dividends was 4.3 times, 4.1 times and 4.2 times for the 12 months ended March 31, 2018 and 2017, and December 31, 2017, respectively.
Total equity as a percent of total capitalization was 58 percent, 58 percent and 59 percent at March 31, 2018 and 2017, and December 31, 2017, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
Off balance sheet arrangements
As of March 31, 2018, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations from continuing operations relating to long-term debt, estimated interest payments, operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2018 from those reported in the 2017 Annual Report.
For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2017 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 6, which is incorporated by reference.
Critical Accounting Policies Involving Significant Estimates
The Company's critical accounting policies involving significant estimates include impairment testing of long-lived assets and intangibles, revenue recognition, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2017 Annual Report other than the addition of a critical accounting policy involving revenue recognition due to the adoption of the new guidance, as discussed in Note 6. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2017 Annual Report.
Revenue recognition
Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The recognition of revenue requires the Company to make estimates and assumptions that affect the reported amounts of revenue.
To determine the proper revenue recognition method for contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most contracts, the customer contracts with the Company to provide a significant service of integrating a complex set of tasks and components into a single project or capability. Hence, the Company's contracts are generally accounted for as one performance obligation.
The Company recognizes construction contract revenue over time using the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Inasmuch as contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on the Company's results of operations, financial position and cash flows.
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
Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract.

The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.
The Company's construction contracts generally contain variable consideration including liquidated damages, performance bonuses or incentives and penalties or index pricing. The variable amounts usually arise upon achievement of certain performance metrics. The Company estimates variable consideration at the most likely amount expected.
The Company believes its estimates surrounding the cost-to-cost method are reasonable based on the information that is known when the estimates are made. The Company has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that the Company's estimates have changed in the past and will continually change in the future as new information becomes available for each job. There were no material changes in contract estimates at the individual contract level in 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2017 Annual Report.
At March 31, 2018, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings required by this item, see Note 16, which is incorporated herein by reference.
Item 1A. Risk Factors
There are no material changes to the Company's risk factors from those reported in Part I, Item 1A - Risk Factors in the 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2018	—	—	—	—
February 1 through February 28, 2018	182,424	$27.52	—	—
March 1 through March 31, 2018	—	—	—	—
Total	182,424		—	—

(1)	Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
None.
Item 6. Exhibits
See the index to exhibits immediately preceding the exhibits filed with this report.

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

+10(a)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 14, 2018		8-K		10.1	2/21/18	1-03480
+10(b)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 14, 2018		8-K		10.3	2/21/18	1-03480
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MDU RESOURCES GROUP, INC.

DATE:	May 4, 2018	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller