Form 10-Q
period 2018-06-30
MDU RESOURCES GROUP INC
filed 2018-08-03
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2018: 196,018,324 shares.

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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part II, Item 1A - Risk Factors in this Form 10-Q, Part I, Item 1A - Risk Factors in the 2017 Annual Report and subsequent filings with the SEC.
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

Part I -- Financial Information
Item 1. Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$226,684	$225,485	$651,143	$659,100
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	837,913	842,154	1,389,747	1,346,465
Total operating revenues	1,064,597	1,067,639	2,040,890	2,005,565
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	83,928	78,125	170,042	157,677
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	738,156	743,823	1,252,898	1,222,814
Total operation and maintenance	822,084	821,948	1,422,940	1,380,491
Purchased natural gas sold	56,228	57,668	238,196	250,617
Depreciation, depletion and amortization	53,553	51,658	106,282	102,983
Taxes, other than income	40,757	40,953	89,610	88,391
Electric fuel and purchased power	17,983	16,752	40,494	38,638
Total operating expenses	990,605	988,979	1,897,522	1,861,120
Operating income	73,992	78,660	143,368	144,445
Other income	1,599	1,801	2,181	4,144
Interest expense	20,800	20,766	41,246	41,068
Income before income taxes	54,791	59,695	104,303	107,521
Income taxes	10,716	15,290	18,267	27,478
Income from continuing operations	44,075	44,405	86,036	80,043
Income (loss) from discontinued operations, net of tax (Note 10)	(273)	(3,190)	203	(1,504)
Net income	43,802	41,215	86,239	78,539
Loss on redemption of preferred stocks	—	600	—	600
Dividends declared on preferred stocks	—	—	—	171
Earnings on common stock	$43,802	$40,615	$86,239	$77,768
Earnings per common share - basic:
Earnings before discontinued operations	$.22	$.22	$.44	$.41
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per common share - basic	$.22	$.21	$.44	$.40
Earnings per common share - diluted:
Earnings before discontinued operations	$.22	$.22	$.44	$.40
Discontinued operations, net of tax	—	(.01)	—	—
Earnings per common share - diluted	$.22	$.21	$.44	$.40
Dividends declared per common share	$.1975	$.1925	$.3950	$.3850
Weighted average common shares outstanding - basic	195,524	195,304	195,415	195,304
Weighted average common shares outstanding - diluted	196,169	195,973	196,077	195,993
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$43,802	$41,215	$86,239	$78,539
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $53 and $56 for the three months ended and $109 and $112 for the six months ended in 2018 and 2017, respectively	95	92	187	183
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost (credit), net of tax of $145 and $190 for the three months ended and $300 and $406 for the six months ended in 2018 and 2017, respectively	449	312	867	669
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $0 and $0 for the three months ended and $0 and $(725) for the six months ended in 2018 and 2017, respectively	—	—	—	(917)
Postretirement liability adjustment	449	312	867	(248)
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $(13) and $(9) for the three months ended and $(14) and $(3) for the six months ended in 2018 and 2017, respectively	(59)	(15)	(61)	(6)
Reclassification adjustment for foreign currency translation adjustment included in net income, net of tax of $75 and $0 for the three months ended and $75 and $0 for the six months ended in 2018 and 2017, respectively	249	—	249	—
Foreign currency translation adjustment	190	(15)	188	(6)
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(12) and $(13) for the three months ended and $(39) and $(28) for the six months ended in 2018 and 2017, respectively	(43)	(24)	(148)	(51)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $10 and $17 for the three months ended and $17 and $36 for the six months ended in 2018 and 2017, respectively	34	31	64	66
Net unrealized gain (loss) on available-for-sale investments	(9)	7	(84)	15
Other comprehensive income (loss)	725	396	1,158	(56)
Comprehensive income attributable to common stockholders	$44,527	$41,611	$87,397	$78,483
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	June 30, 2017	December 31, 2017
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$41,659	$40,048	$34,599
Receivables, net	743,687	661,771	727,030
Inventories	278,239	249,870	226,583
Prepayments and other current assets	52,035	63,953	81,304
Current assets held for sale	572	328	479
Total current assets	1,116,192	1,015,970	1,069,995
Investments	140,053	131,726	137,613
Property, plant and equipment	6,975,919	6,591,382	6,770,829
Less accumulated depreciation, depletion and amortization	2,758,163	2,638,098	2,691,641
Net property, plant and equipment	4,217,756	3,953,284	4,079,188
Deferred charges and other assets:
Goodwill	642,374	631,791	631,791
Other intangible assets, net	4,190	4,785	3,837
Other	409,407	416,759	407,850
Noncurrent assets held for sale	3,998	76,183	4,392
Total deferred charges and other assets	1,059,969	1,129,518	1,047,870
Total assets	$6,533,970	$6,230,498	$6,334,666
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$109,199	$83,499	$148,499
Accounts payable	330,926	279,211	312,327
Taxes payable	47,803	55,037	42,537
Dividends payable	38,714	37,596	38,573
Accrued compensation	53,933	52,951	72,919
Other accrued liabilities	208,696	181,030	186,010
Current liabilities held for sale	11,713	4,481	11,993
Total current liabilities	800,984	693,805	812,858
Long-term debt	1,743,711	1,677,977	1,566,354
Deferred credits and other liabilities:
Deferred income taxes	362,896	668,239	347,271
Other	1,175,301	887,525	1,179,140
Total deferred credits and other liabilities	1,538,197	1,555,764	1,526,411
Commitments and contingencies
Stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 196,557,245 at June 30, 2018 and 195,843,297 at June 30, 2017 and December 31, 2017	196,557	195,843	195,843
Other paid-in capital	1,245,858	1,231,892	1,233,412
Retained earnings	1,056,424	914,632	1,040,748
Accumulated other comprehensive loss	(44,135)	(35,789)	(37,334)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	2,451,078	2,302,952	2,429,043
Total liabilities and stockholders' equity	$6,533,970	$6,230,498	$6,334,666
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)

Six Months Ended June 30, 2018
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2017	195,843,297	$195,843	$1,233,412	$1,040,748	$(37,334)	(538,921)	$(3,626)	$2,429,043
Cumulative effect of adoption of ASU 2014-09	—	—	—	(970)	—	—	—	(970)
Adjusted balance at January 1, 2018	195,843,297	195,843	1,233,412	1,039,778	(37,334)	(538,921)	(3,626)	2,428,073
Net income	—	—	—	86,239	—	—	—	86,239
Other comprehensive income	—	—	—	—	1,158	—	—	1,158
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	(77,286)	—	—	—	(77,286)
Stock-based compensation	—	—	2,517	(266)	—	—	—	2,251
Repurchase of common stock	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,350)	—	—	182,424	5,020	(2,330)
Issuance of common stock	713,948	714	17,279	—	—	—	—	17,993
Balance at June 30, 2018	196,557,245	$196,557	$1,245,858	$1,056,424	$(44,135)	(538,921)	$(3,626)	$2,451,078

Six Months Ended June 30, 2017
					Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total

Balance at December 31, 2016	150,000	$15,000	195,843,297	$195,843	$1,232,478	$912,282	$(35,733)	(538,921)	$(3,626)	$2,316,244
Net income	—	—	—	—	—	78,539	—	—	—	78,539
Other comprehensive loss	—	—	—	—	—	—	(56)	—	—	(56)
Dividends declared on preferred stocks	—	—	—	—	—	(171)	—	—	—	(171)
Dividends declared on common stock	—	—	—	—	—	(75,192)	—	—	—	(75,192)
Stock-based compensation	—	—	—	—	1,855	(226)	—	—	—	1,629
Repurchase of common stock	—	—	—	—	—	—	—	(64,384)	(1,684)	(1,684)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	—	—	(2,441)	—	—	64,384	1,684	(757)
Redemption of preferred stock	(150,000)	(15,000)	—	—	—	(600)	—	—	—	(15,600)
Balance at June 30, 2017	—	$—	195,843,297	$195,843	$1,231,892	$914,632	$(35,789)	(538,921)	$(3,626)	$2,302,952

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Operating activities:
Net income	$86,239	$78,539
Income (loss) from discontinued operations, net of tax	203	(1,504)
Income from continuing operations	86,036	80,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	106,282	102,983
Deferred income taxes	4,186	(5,293)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(13,853)	(43,478)
Inventories	(47,396)	(13,573)
Other current assets	29,072	(15,799)
Accounts payable	15,748	11,611
Other current liabilities	7,849	(6,387)
Other noncurrent changes	(11,566)	(4,460)
Net cash provided by continuing operations	176,358	105,647
Net cash provided by discontinued operations	224	33,846
Net cash provided by operating activities	176,582	139,493
Investing activities:
Capital expenditures	(210,612)	(143,764)
Acquisitions, net of cash acquired	(20,009)	—
Net proceeds from sale or disposition of property and other	9,286	119,361
Investments	(916)	(358)
Net cash used in continuing operations	(222,251)	(24,761)
Net cash provided by discontinued operations	—	2,234
Net cash used in investing activities	(222,251)	(22,527)
Financing activities:
Issuance of long-term debt	240,746	63,827
Repayment of long-term debt	(103,521)	(93,275)
Dividends paid	(77,145)	(75,535)
Redemption of preferred stock	—	(15,600)
Repurchase of common stock	(5,020)	(1,684)
Tax withholding on stock-based compensation	(2,330)	(757)
Net cash provided by (used in) continuing operations	52,730	(123,024)
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	52,730	(123,024)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Increase (decrease) in cash and cash equivalents	7,060	(6,059)
Cash and cash equivalents -- beginning of year	34,599	46,107
Cash and cash equivalents -- end of period	$41,659	$40,048
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2018 and 2017
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2017 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after June 30, 2018, up to the date of issuance of these consolidated interim financial statements.
On December 22, 2017, President Trump signed into law the TCJA which includes lower corporate tax rates, repealing the domestic production deduction, disallowance of immediate expensing for regulated utility property and modifying or repealing many other business deductions and credits. The reduction in the corporate tax rate was effective on January 1, 2018, which resulted in lower income tax expense for the three and six months ended June 30, 2018. The Company continues to review the components of the TCJA and the impact on the Company's consolidated financial statements and related disclosures for 2018 and thereafter.
While the Company was able to make reasonable estimates of the impact of the reduction in corporate tax rate on the Company's net deferred tax liabilities during the fourth quarter of 2017, such estimates may be affected by other analyses related to the TCJA, including, but not limited to, the state tax effect of adjustments to federal temporary differences and the calculation of deemed repatriation of deferred foreign income. The final transition impacts of the TCJA may differ from amounts disclosed, possibly materially, due to, among other things, interpretations, legislative action to address questions, changes in accounting standards for income taxes or related interpretations, or updates or changes to estimates the Company has utilized to calculate the transition impacts. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts, of which there were no such adjustments during the six months ended June 30, 2018. The Company currently anticipates finalizing and recording any resulting adjustments by December 31, 2018, which will be included in income from continuing operations.
Due to the enactment of the TCJA, the regulated jurisdictions in which the Company's regulated businesses provide service have requested the Company furnish plans for the effect of the reduced corporate tax rate, which may impact the Company's rates. Therefore, the Company has reserved for such impacts as an offset to revenue in certain jurisdictions. The Company will continue to make changes to reserve balances as new information becomes available. For more information on the details and statuses of each jurisdiction's request, see Note 16.
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
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $36.6 million, $32.7 million and $34.7 million at June 30, 2018 and 2017, and December 31, 2017, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at June 30, 2018 and 2017, and December 31, 2017, was $7.8 million, $9.2 million and $8.1 million, respectively.
Note 4 - Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally carried at lower of cost or net realizable value, or cost using the last-in, first-out method. All other inventories are stated at the lower of cost or net realizable value. The portion of the cost of natural gas in storage expected to be used within one year was included in inventories. Inventories on the Consolidated Balance Sheets were as follows:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Aggregates held for resale	$131,784	$123,316	$115,268
Asphalt oil	64,560	46,852	30,360
Materials and supplies	24,688	22,657	18,650
Merchandise for resale	17,502	16,164	14,905
Natural gas in storage (current)	13,774	14,126	20,950
Other	25,931	26,755	26,450
Total	$278,239	$249,870	$226,583

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $47.8 million, $49.5 million and $49.3 million at June 30, 2018 and 2017, and December 31, 2017, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average common shares outstanding - basic	195,524	195,304	195,415	195,304
Effect of dilutive performance share awards and restricted stock units	645	669	662	689
Weighted average common shares outstanding - diluted	196,169	195,973	196,077	195,993
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
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
The Company adopted the guidance on January 1, 2018, using the modified retrospective approach. The Company elected the practical expedient to not disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, along with an explanation of when such revenue would be expected to be recognized. This practical expedient was used since the performance obligations are part of contracts with an original duration of one year or less. The Company also elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Upon completion of the Company's evaluation of contracts and methods of revenue recognition under the previous accounting guidance, the Company did not identify any material cumulative effect adjustments to be made to retained earnings. In addition, the Company has expanded revenue disclosures, both quantitatively and qualitatively, related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as discussed in Note 8. The Company reviewed its revenue streams to evaluate the impact of this guidance and did not identify a significant change in the timing of revenue recognition, results of operations, financial position or cash flows. The Company reviewed its internal controls related to revenue recognition and disclosures and concluded that the guidance impacted certain business processes and controls. As such, the Company developed modifications to its internal controls for certain topics under the guidance as they apply to the Company and such modifications were not deemed to be significant. Results for reporting periods beginning after December 31, 2017, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting for revenue recognition.
Under the modified retrospective approach, the guidance was applied only to contracts that were not completed as of January 1, 2018. Therefore, the Company recognized the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings at January 1, 2018. For the six months ended June 30, 2018, there were no material impacts to the financial statements as a result of applying the guidance. The cumulative effect of the changes made to the Consolidated Balance Sheet were as follows:

	December 31, 2017	Adjustments	January 1, 2018
	(In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Other accrued liabilities	$186,010	$903	$186,913
Deferred credits and other liabilities:
Deferred income taxes	347,271	(332)	346,939
Other	1,179,140	399	1,179,539
Commitments and contingencies
Stockholders' equity:
Retained earnings	1,040,748	(970)	1,039,778

The cumulative effect adjustment is related to prepaid natural gas transportation to storage contracts where a separate performance obligation existed and has not yet been satisfied. As such, these contracts were still open and met the criteria for a cumulative effect adjustment.
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

ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and net periodic postretirement benefit costs. The guidance required the service cost component to be presented in the income statement in the same line item or items as other compensation costs arising from services performed during the period. Other components of net periodic benefit cost shall be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance also only allows the service cost component to be capitalized.
The Company adopted the guidance on January 1, 2018, on a retrospective basis. The guidance required the reclassification of all components of net periodic benefit costs, except for the service cost component, from operating expenses to other income on the Consolidated Statements of Income with no impact to earnings. As a result of the retrospective application of this change in accounting guidance, the Company reclassified $1.2 million and $3.0 million from operation and maintenance expense to other income on the Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. The Company also reclassified unrealized gains on investments used to satisfy obligations under the defined benefit plans of $2.2 million and $5.3 million for the three and six months ended June 30, 2017, respectively, which were included in operation and maintenance expense, to other income on the Consolidated Statements of Income. The guidance did not have a material effect on the Company's results of operations, cash flows or disclosures.
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
Recently issued accounting standards not yet adopted
ASU 2016-02 - Leases In February 2016, the FASB issued guidance regarding leases. The guidance requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for operating and financing leases with terms of more than 12 months. The guidance remains largely the same for lessors, although some changes were made to better align lessor accounting with the new lessee accounting and to align with the revenue recognition standard. The guidance also requires additional disclosures, both quantitative and qualitative, related to operating and finance leases for the lessee and sales-type, direct financing and operating leases for the lessor. This guidance will be effective for the Company on January 1, 2019, with early adoption permitted.
In July 2018, the FASB issued ASU 2018-11 - Leases: Targeted Improvements, an accounting standard update to ASU 2016-02. This ASU provides an entity the option to adopt the guidance using one of two modified retrospective approaches. An entity can adopt the guidance using the modified retrospective transition approach beginning in the earliest year presented in the financial statements. This method of adoption would require the restatement of prior periods reported and the presentation of lease disclosures under the new guidance for all periods reported. The additional transition method of adoption introduced by ASU 2018-11, allows entities the option to apply the guidance on the date of adoption by recognizing a cumulative effect adjustment to retained earnings during the period of adoption and does not require prior comparative periods to be restated. The Company is planning to adopt the standard on January 1, 2019, utilizing the practical expedient that allows the Company to not reassess whether an expired or existing contract contains a lease, the classification of leases or initial direct costs as well as the additional transition method of adoption applied on the date of adoption.
The Company formed a lease implementation team and is currently in the contract review and assessment phase to identify and evaluate contracts containing leases. During the assessment phase, the Company will use various analytic methodologies to ensure the completeness of the lease inventory. The Company expects that most of the current operating leases will be subject to the guidance and recognized as operating lease liabilities and right-of-use assets on the Consolidated Balance Sheets upon adoption. The Company continues to evaluate the impact the new guidance will have on lease contracts where the Company is the lessor and, at this time, does not anticipate a significant impact. The Company continues to monitor industry-specific issues as it relates to the regulated businesses, which includes the treatment of land easements. The final resolution of these issues could significantly impact the number of contracts that would be considered a lease under the new guidance. As such, the Company continues to evaluate the potential impact the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
In January 2018, the FASB issued a practical expedient for land easements under the new lease guidance. The practical expedient permits an entity to elect the option to not evaluate land easements under the new guidance if they existed or expired before the adoption of the new lease guidance and were not previously accounted for as leases under the previous lease guidance. Once an entity adopts the new guidance, the entity should apply the new guidance on a prospective basis to all new or modified land easements. The Company is currently planning to adopt this practical expedient.

ASU 2017-04 - Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating Step 2, which required an entity to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of such goodwill. This guidance requires entities to perform a quantitative impairment test, previously Step 1, to identify both the existence of impairment and the amount of impairment loss by comparing the fair value of a reporting unit to its carrying amount. Entities will continue to have the option of performing a qualitative assessment to determine if the quantitative impairment test is necessary. The guidance also requires additional disclosures if an entity has one or more reporting units with zero or negative carrying amounts of net assets. The guidance will be effective for the Company on January 1, 2020, and must be applied on a prospective basis with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on its results of operations, financial position, cash flows and disclosures.
ASU 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting In June 2018, the FASB issued guidance on simplifying the accounting for nonemployee share-based payment transactions by expanding the scope of ASC 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will require nonemployee share-based payment awards be measured at the grant-date fair value of the equity instruments at the grant date. The guidance will be effective for the Company on January 1, 2019, including interim periods, and must be applied using a modified retrospective approach with early adoption permitted. The modified retrospective approach requires an entity to record a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption. The Company is evaluating the effects the adoption of the new guidance will have on the its results of operations, financial position, cash flows and disclosures.
Note 7 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended June 30, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,231)	$(42,265)	$(190)	$(174)	$(44,860)
Other comprehensive loss before reclassifications	—	—	(59)	(43)	(102)
Amounts reclassified from accumulated other comprehensive loss	95	449	249	34	827
Net current-period other comprehensive income (loss)	95	449	190	(9)	725
Balance at end of period	$(2,136)	$(41,816)	$—	$(183)	$(44,135)

Three Months Ended June 30, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,209)	$(33,781)	$(140)	$(55)	$(36,185)
Other comprehensive loss before reclassifications	—	—	(15)	(24)	(39)
Amounts reclassified from accumulated other comprehensive loss	92	312	—	31	435
Net current-period other comprehensive income (loss)	92	312	(15)	7	396
Balance at end of period	$(2,117)	$(33,469)	$(155)	$(48)	$(35,789)

Six Months Ended June 30, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(1,934)	$(35,163)	$(155)	$(82)	$(37,334)
Other comprehensive loss before reclassifications	—	—	(61)	(148)	(209)
Amounts reclassified from accumulated other comprehensive loss	187	867	249	64	1,367
Net current-period other comprehensive income (loss)	187	867	188	(84)	1,158
Reclassification adjustment of prior period tax effects related to TCJA included in accumulated other comprehensive loss	(389)	(7,520)	(33)	(17)	(7,959)
Balance at end of period	$(2,136)	$(41,816)	$—	$(183)	$(44,135)

Six Months Ended June 30, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,300)	$(33,221)	$(149)	$(63)	$(35,733)
Other comprehensive loss before reclassifications	—	—	(6)	(51)	(57)
Amounts reclassified from accumulated other comprehensive loss	183	669	—	66	918
Amounts reclassified to accumulated other comprehensive loss from regulatory asset	—	(917)	—	—	(917)
Net current-period other comprehensive income (loss)	183	(248)	(6)	15	(56)
Balance at end of period	$(2,117)	$(33,469)	$(155)	$(48)	$(35,789)

The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income in the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(148)	$(296)	$(295)	Interest expense
	53	56	109	112	Income taxes
	(95)	(92)	(187)	(183)
Amortization of postretirement liability losses included in net periodic benefit cost (credit)	(594)	(502)	(1,167)	(1,075)	Other income
	145	190	300	406	Income taxes
	(449)	(312)	(867)	(669)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income	(324)	—	(324)	—	Other income
	75	—	75	—	Income taxes
	(249)	—	(249)	—
Reclassification adjustment for loss on available-for-sale investments included in net income	(44)	(48)	(81)	(102)	Other income
	10	17	17	36	Income taxes
	(34)	(31)	(64)	(66)
Total reclassifications	$(827)	$(435)	$(1,367)	$(918)

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
The electric and natural gas distribution segments generate revenue from the sales of electric and natural gas products and services, which includes retail and transportation services. These segments establish a customer's retail or transportation service account based on the customer's application/contract for service, which indicates approval of a contract for service. The contract identifies an obligation to provide service in exchange for delivering or standing ready to deliver the identified commodity; and the customer is obligated to pay for the service as provided in the applicable tariff. The product sales are based on a fixed rate that includes a base and per-unit rate, which are included in approved tariffs as determined by state or federal regulatory agencies. The quantity of the commodity consumed or transported determines the total per-unit revenue. The service provided, along with the product consumed or transported, are a single performance obligation because both are required in combination to successfully transfer the contracted product or service to the customer. Revenues are recognized over time as customers receive and consume the products and services. The method of measuring progress toward the completion of the single performance obligation is on a per-unit output method basis, with revenue recognized based on the direct measurement of the value to the customer of the goods or services transferred to date. For contracts governed by the Company’s utility tariffs, amounts are billed monthly with the amount due between 15 and 22 days of receipt of the invoice depending on the applicable state’s tariff. For other contracts not governed by tariff, payment terms are net thirty days. At this time, the segment has no material obligations for returns, refunds or other similar obligations.
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
The construction services segment generates revenue from specialty contracting services which also includes the sale of construction equipment and other supplies. This segment provides specialty contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes multiple promised goods and services in a single project to create a distinct bundle of goods and services, which the Company evaluates to determine whether a separate performance obligation exists. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include unapproved/unpriced change orders, bonuses, incentives, penalties and liquidated damages. The variable amounts usually arise upon achievement of certain performance metrics. The Company estimates variable consideration at the most likely amount expected. Revenue is recognized over time using the input method based on the measurement of progress on a project. The input method is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction equipment and other supplies to third parties and internal customers. The contract for these sales is the use of a sales order or invoice, which includes the pricing and payment terms. All such contracts include a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within thirty days of receipt. There are no material obligations for returns, refunds or other similar obligations.
The Company recognizes all other revenues when services are rendered or goods are delivered.

Disaggregation
In the following table, revenue is disaggregated by the type of customer or service provided. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue by reportable segments. For more information on the Company's business segments, see Note 14.

Three Months Ended June 30, 2018	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(in thousands)
Residential utility sales	$26,752	$68,688	$—	$—	$—	$—	$95,440
Commercial utility sales	32,676	40,820	—	—	—	—	73,496
Industrial utility sales	8,226	5,227	—	—	—	—	13,453
Other utility sales	1,874	—	—	—	—	—	1,874
Natural gas transportation	—	10,084	21,287	—	—	—	31,371
Natural gas gathering	—	—	2,310	—	—	—	2,310
Natural gas storage	—	—	2,634	—	—	—	2,634
Contracting services	—	—	—	247,558	—	—	247,558
Construction materials	—	—	—	387,632	—	—	387,632
Intrasegment eliminations*	—	—	—	(125,567)	—	—	(125,567)
Inside specialty contracting	—	—	—	—	216,371	—	216,371
Outside specialty contracting	—	—	—	—	95,261	—	95,261
Other	8,425	3,614	4,326	—	103	2,757	19,225
Intersegment eliminations	—	—	(6,539)	(235)	(540)	(2,667)	(9,981)
Revenues from contracts with customers	77,953	128,433	24,018	509,388	311,195	90	1,051,077
Revenues out of scope	546	1,107	42	—	11,825	—	13,520
Total external operating revenues	$78,499	$129,540	$24,060	$509,388	$323,020	$90	$1,064,597

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Six Months Ended June 30, 2018	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(in thousands)
Residential utility sales	$61,935	$261,574	$—	$—	$—	$—	$323,509
Commercial utility sales	67,377	157,711	—	—	—	—	225,088
Industrial utility sales	16,996	13,036	—	—	—	—	30,032
Other utility sales	3,710	—	—	—	—	—	3,710
Natural gas transportation	—	21,263	43,105	—	—	—	64,368
Natural gas gathering	—	—	4,580	—	—	—	4,580
Natural gas storage	—	—	5,768	—	—	—	5,768
Contracting services	—	—	—	321,622	—	—	321,622
Construction materials	—	—	—	561,223	—	—	561,223
Intrasegment eliminations*	—	—	—	(159,837)	—	—	(159,837)
Inside specialty contracting	—	—	—	—	450,192	—	450,192
Outside specialty contracting	—	—	—	—	182,442	—	182,442
Other	16,678	7,613	7,652	—	17	5,452	37,412
Intersegment eliminations	—	—	(28,298)	(336)	(550)	(5,306)	(34,490)
Revenues from contracts with customers	166,696	461,197	32,807	722,672	632,101	146	2,015,619
Revenues out of scope	(792)	1,007	86	—	24,970	—	25,271
Total external operating revenues	$165,904	$462,204	$32,893	$722,672	$657,071	$146	$2,040,890

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation. The changes in contract assets and liabilities were as follows:

	June 30, 2018	December 31, 2017	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$153,732	$109,540	$44,192	Receivables, net
Contract liabilities - current	(90,478)	(84,123)	(6,355)	Accounts payable
Contract liabilities - noncurrent	(399)	—	(399)	Deferred credits and other liabilities - other
Net contract assets	$62,855	$25,417	$37,438

At June 30, 2018, the Company's net contract assets increased $37.4 million compared to December 31, 2017. Included in the change of total contract assets (liabilities) was an increase in contract assets due to revenue recognized in excess of billings on contracts and an increase in contract liabilities due to billings on contracts in excess of revenues recognized. The Company recognized $16.9 million and $68.9 million in revenue for the three and six months ended June 30, 2018, respectively, which was previously included in contract liabilities at December 31, 2017. The Company recognized $2.6 million and $5.3 million in revenue for the three and six months ended June 30, 2018, respectively, from performance obligations satisfied in prior periods.
Note 9 - Acquisitions
On April 23, 2018, the Company acquired an aggregate producer, which provides crushed rock and gravel to construction and retail customers in Oregon. On June 4, 2018, the Company acquired a general contractor and aggregate, asphalt and ready-mixed concrete supplier in Minnesota. The gross aggregate consideration for these acquisitions was $21.1 million in cash, subject to certain adjustments, and 713,948 shares of common stock with a market value of $20.1 million as of the respective acquisition date. Due to the holding period restriction on the common stock, the shares have been discounted to a fair value of approximately $18.0 million, as reflected in the Company's financial statements.
The above acquisitions are considered business combinations and the Company has preliminarily allocated the purchase price of the acquisitions to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values for some of the assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. However, any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations. The discount rate used in calculating the fair value of the common stock issued was determined by a Black-Scholes-Merton model. The model used Level 2 inputs including risk-free interest rate, volatility range and dividend yield. The results of the acquired businesses have been included in the Company's construction materials and contracting segment and consolidated financial statements beginning on the acquisition dates. Pro forma financial amounts reflecting the effects of the above acquisitions are not presented, as such acquisitions were not material to the Company's financial position or results of operations.

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
Dakota Prairie Refining On June 24, 2016, WBI Energy entered into a membership interest purchase agreement with Tesoro to sell all of the outstanding membership interests in Dakota Prairie Refining to Tesoro. WBI Energy and Calumet each previously owned 50 percent of the Dakota Prairie Refining membership interests and were equal members in building and operating Dakota Prairie Refinery. To effectuate the sale, WBI Energy acquired Calumet’s 50 percent membership interest in Dakota Prairie Refining on June 27, 2016. The sale of the membership interests to Tesoro closed on June 27, 2016. The sale of Dakota Prairie Refining reduced the Company’s risk by decreasing exposure to commodity prices. As of June 30, 2018, Dakota Prairie Refining incurred no material exit and disposal costs, and does not expect to incur any future material exit and disposal costs.
Centennial continues to guarantee certain debt obligations of Dakota Prairie Refining; however, Tesoro has agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. For more information related to the guarantee, see Note 17.
The carrying amounts of the major classes of assets and liabilities classified as held for sale, related to the operations of and activity associated with Dakota Prairie Refining, on the Consolidated Balance Sheets were as follows:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Assets
Current assets:
Income taxes receivable (a)	$1,689	$5,552	$1,778
Total current assets held for sale	1,689	5,552	1,778
Total assets held for sale	$1,689	$5,552	$1,778
Liabilities
Noncurrent liabilities:
Deferred income taxes (b)	$37	$55	$37
Total noncurrent liabilities held for sale	37	55	37
Total liabilities held for sale	$37	$55	$37

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to taxes payable and are reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to deferred charges and other assets - deferred income taxes and are reflected in noncurrent assets held for sale.

Fidelity In the second quarter of 2015, the Company began the marketing and sale process of Fidelity with an anticipated sale to occur within one year. Between September 2015 and March 2016, the Company entered into purchase and sale agreements to sell substantially all of Fidelity's oil and natural gas assets. The completion of these sales occurred between October 2015 and April 2016. In July 2018, the Company completed the sale of a majority of the remaining property, plant and equipment. The sale of Fidelity was part of the Company's strategic plan to grow its capital investments in the remaining business segments and to focus on creating a greater long-term value.
The carrying amounts of the major classes of assets and liabilities classified as held for sale, related to the operations of Fidelity, on the Consolidated Balance Sheets were as follows:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Assets
Current assets:
Receivables, net	$572	$328	$479
Total current assets held for sale	572	328	479
Noncurrent assets:
Net property, plant and equipment	1,236	2,064	1,631
Deferred income taxes	2,637	74,013	2,637
Other	162	161	161
Total noncurrent assets held for sale	4,035	76,238	4,429
Total assets held for sale	$4,607	$76,566	$4,908
Liabilities
Current liabilities:
Accounts payable	$—	$138	$30
Taxes payable	10,656	7,171	10,857
Other accrued liabilities	2,746	2,724	2,884
Total current liabilities held for sale	13,402	10,033	13,771
Total liabilities held for sale	$13,402	$10,033	$13,771

The Company's deferred tax assets included in assets held for sale were largely comprised of federal and state net operating loss carryforwards. The Company realized substantially all of the outstanding net operating loss carryforwards in 2017.
The Company has incurred $10.5 million of exit and disposal costs to date. As of June 30, 2018, the Company has incurred no exit and disposal costs for the year. As of June 30, 2017, the Company had incurred no exit and disposal costs for the year. The Company does not expect to incur any additional material exit and disposal costs. The exit and disposal costs are associated with severance and other related matters.
Dakota Prairie Refining and Fidelity The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining and Fidelity, to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
	(In thousands)
Operating revenues	$75	$130		$140	$235
Operating expenses	435	1,205		609	(5,372)
Operating income (loss)	(360)	(1,075)		(469)	5,607
Other income (expense)	—	3		12	(13)
Interest expense	—	239		575	239
Income (loss) from discontinued operations before income taxes	(360)	(1,311)		(1,032)	5,355
Income taxes	(87)	1,879	*	(1,235)	6,859	*
Income (loss) from discontinued operations	$(273)	$(3,190)		$203	$(1,504)

*	Includes the eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

The Company retained certain liabilities of Dakota Prairie Refining. In the first quarter of 2017, the Company recorded a reversal of the previously accrued liability of $7.0 million ($4.3 million after tax) due to the resolution of a legal matter.

Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Six Months Ended June 30, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year*	Balance at June 30, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	10,583	186,873
Construction services	109,765	—	109,765
Total	$631,791	$10,583	$642,374

*	Relates to business acquisitions that occurred during the period, as discussed in Note 9.

Six Months Ended June 30, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at June 30, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Year Ended December 31, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at December 31, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Other amortizable intangible assets were as follows:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Customer relationships	$15,587	$15,745	$15,248
Less accumulated amortization	13,191	13,302	13,382
	2,396	2,443	1,866
Noncompete agreements	2,546	2,430	2,430
Less accumulated amortization	1,877	1,732	1,805
	669	698	625
Other	6,458	7,086	6,990
Less accumulated amortization	5,333	5,442	5,644
	1,125	1,644	1,346
Total	$4,190	$4,785	$3,837

Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2018, was $300,000 and $700,000, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2017, was $600,000 and $1.2 million, respectively. Estimated amortization expense for amortizable intangible assets is $1.4 million in 2018, $1.1 million in 2019, $600,000 in 2020, $400,000 in 2021, $400,000 in 2022 and $1.0 million thereafter.

Note 12 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $78.3 million, $73.1 million and $77.4 million, at June 30, 2018 and 2017, and December 31, 2017, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.4 million and $900,000 for the three and six months ended June 30, 2018, respectively. The net unrealized gains on these investments were $2.1 million and $5.0 million for the three and six months ended June 30, 2017, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income. In connection with the adoption of ASU 2017-07, as discussed in Note 6, the Company has elected to reclassify prior period unrealized gains from operation and maintenance expense to other income on the Consolidated Statements of Income.
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

June 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,015	$6	$236	$9,785
U.S. Treasury securities	242	—	2	240
Total	$10,257	$6	$238	$10,025

June 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,743	$13	$86	$9,670
U.S. Treasury securities	613	—	—	613
Total	$10,356	$13	$86	$10,283

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,342	$4	$129	$10,217
U.S. Treasury securities	205	—	1	204
Total	$10,547	$4	$130	$10,421

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the six months ended June 30, 2018 and 2017, there were no transfers between Levels 1 and 2.
The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2018, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
	(In thousands)
Assets:
Money market funds	$—	$9,904	$—	$9,904
Insurance contract*	—	78,312	—	78,312
Available-for-sale securities:
Mortgage-backed securities	—	9,785	—	9,785
U.S. Treasury securities	—	240	—	240
Total assets measured at fair value	$—	$98,241	$—	$98,241

*
The insurance contract invests approximately 48 percent in fixed-income investments, 23 percent in common stock of large-cap companies, 13 percent in common stock of mid-cap companies, 11 percent in common stock of small-cap companies, 3 percent in target date investments and 2 percent in cash equivalents.

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

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at June 30, 2018	$1,852,910	$1,949,564
Long-term debt at June 30, 2017	$1,761,476	$1,864,884
Long-term debt at December 31, 2017	$1,714,853	$1,826,256

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Interest, net*	$39,467	$39,207
Income taxes paid, net**	$4,034	$32,388

*	AFUDC - borrowed was $1.0 million and $418,000 for the six months ended June 30, 2018 and 2017, respectively.

**	Income taxes paid (refunded), net of discontinued operations, were $3.1 million and $(3.6) million for the six months ended June 30, 2018 and 2017, respectively.

Noncash investing and financing transactions were as follows:

	June 30,
	2018	2017
	(In thousands)
Property, plant and equipment additions in accounts payable	$30,985	$10,449
Issuance of common stock in connection with acquisition	$17,993	$—

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
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2017 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$78,499	$74,574	$165,904	$162,799
Natural gas distribution	129,540	131,592	462,204	474,111
Pipeline and midstream	18,645	19,319	23,035	22,190
	226,684	225,485	651,143	659,100
Nonregulated operations:
Pipeline and midstream	5,415	4,520	9,858	8,163
Construction materials and contracting	509,388	501,426	722,672	702,203
Construction services	323,020	336,009	657,071	635,580
Other	90	199	146	519
	837,913	842,154	1,389,747	1,346,465
Total external operating revenues	$1,064,597	$1,067,639	$2,040,890	$2,005,565

Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—	$—
Natural gas distribution	—	—	—	—
Pipeline and midstream	6,446	6,353	28,182	27,841
	6,446	6,353	28,182	27,841
Nonregulated operations:
Pipeline and midstream	93	59	116	93
Construction materials and contracting	235	172	336	258
Construction services	540	295	550	301
Other	2,667	1,758	5,306	3,501
	3,535	2,284	6,308	4,153
Intersegment eliminations	(9,981)	(8,637)	(34,490)	(31,994)
Total intersegment operating revenues	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Earnings (loss) on common stock:
Regulated operations:
Electric	$9,133	$7,859	$22,216	$22,191
Natural gas distribution	(6,852)	(2,797)	25,771	25,064
Pipeline and midstream	5,240	5,492	10,699	10,048
	7,521	10,554	58,686	57,303
Nonregulated operations:
Pipeline and midstream	467	(238)	288	(865)
Construction materials and contracting	24,336	21,168	815	1,255
Construction services	14,088	12,391	29,179	19,753
Other	(2,337)	(2,163)	(2,932)	(2,440)
	36,554	31,158	27,350	17,703
Intersegment eliminations*	—	2,093	—	4,266
Earnings on common stock before income (loss) from discontinued operations	44,075	43,805	86,036	79,272
Income (loss) from discontinued operations, net of tax*	(273)	(3,190)	203	(1,504)
Total earnings on common stock	$43,802	$40,615	$86,239	$77,768

*	Includes the eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$340	$306
Interest cost	3,488	4,089	672	825
Expected return on assets	(5,379)	(5,234)	(1,266)	(1,175)
Amortization of prior service credit	—	—	(348)	(343)
Amortization of net actuarial loss	1,721	1,385	82	100
Net periodic benefit cost (credit), including amount capitalized	(170)	240	(520)	(287)
Less amount capitalized	—	73	43	(114)
Net periodic benefit cost (credit)	$(170)	$167	$(563)	$(173)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30,	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$747	$753
Interest cost	7,295	8,103	1,450	1,633
Expected return on assets	(10,377)	(10,263)	(2,433)	(2,320)
Amortization of prior service credit	—	—	(697)	(686)
Amortization of net actuarial loss	3,503	3,178	320	436
Net periodic benefit cost (credit), including amount capitalized	421	1,018	(613)	(184)
Less amount capitalized	—	180	83	(153)
Net periodic benefit cost (credit)	$421	$838	$(696)	$(31)

In accordance with ASU 2017-07, the components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2018, was $1.1 million and $2.2 million, respectively. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2017, was $1.1 million and $2.3 million , respectively. In accordance with ASU 2017-07, the components of net periodic benefit cost for these plans, which does not contain any service costs, have been classified as other income on the Consolidated Statements of Income.
Note 16 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in the following paragraphs. The jurisdictions in which the Company provides service have requested the Company furnish plans for the effect of the reduced corporate tax rate due to the enactment of the TCJA which may impact the Company's rates. The following paragraphs include additional details and statuses of each jurisdiction's request.
IPUC
On January 17, 2018, the IPUC issued a general order initiating the investigation of the impacts of the TCJA. The order required the tax rate reduction to be deferred as a regulatory liability and for companies to report on the expected impacts of the TCJA by March 30, 2018. On March 12, 2018, the Idaho governor signed into law a decrease in the state corporate income tax rate from 7.4 percent to 6.9 percent retroactive to January 1, 2018. On March 23, 2018, Intermountain filed an application and supporting tariffs incorporating the effects of the decreases in both federal and state income taxes resulting in a decrease in revenues of approximately $5.0 million annually. A regulatory liability was recorded beginning on January 1, 2018, to capture the customer benefits associated with the lower taxes. On May 10, 2018, a rate reduction settlement was reached and filed with the IPUC reflecting a revised annual revenue reduction of approximately $5.1 million or approximately 2.3 percent, which represents the tax benefit Intermountain will be returning to customers. On May 31, 2018, the IPUC approved the settlement with rates effective June 1, 2018.
MNPUC
On December 29, 2017, the MNPUC issued a notice of investigation related to tax changes with the enactment of the TCJA. On January 19, 2018, the MNPUC issued a notice of request for information, commission planning meeting and subsequent comment period. Pursuant to the notice, Great Plains provided preliminary impacts of the TCJA on January 30, 2018. On March 2, 2018, Great Plains submitted its initial filing addressing the impacts of the TCJA and is advocating existing rates are reasonable and a reduction in rates is not warranted. A hearing is scheduled for August 9, 2018. This matter is pending before the MNPUC.
MTPSC
On September 25, 2017, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase of approximately $2.8 million annually or approximately 4.1 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota also introduced a SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $1.6 million or approximately 2.3 percent, subject to refund. On December 27, 2017, the MTPSC requested Montana-Dakota identify a plan for the impacts of the TCJA for the natural gas segment within the existing natural gas rate case. On January 12, 2018, Montana-Dakota filed a revised interim increase of approximately $764,000, subject to refund, incorporating the estimated impacts of the TCJA reduction in the federal corporate income tax rate. On February 23, 2018, supplemental testimony, regarding the effects of the TCJA, was submitted reducing Montana-Dakota's initial request of approximately $2.8 million to approximately $1.6 million. On March 6, 2018, the interim request for rate relief was denied by the MTPSC. On April 24, 2018, a stipulation was filed with the MTPSC reflecting an annual increase of approximately $975,000 or approximately 1.4 percent, which included the withdrawal of the proposed adjustment mechanism required to fund the SSIP. The MTPSC issued an order on June 13, 2018, approving the stipulation and the rates were implemented for service rendered on or after June 15, 2018.
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
NDPSC
On July 21, 2017, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $5.9 million annually or approximately 5.4 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota is also introducing a SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $4.6 million or approximately 4.2 percent, subject to refund. On September 6, 2017, the NDPSC approved the request for interim rates effective with service rendered on or after September 19, 2017.
On January 12, 2018, Montana-Dakota requested a delay of the rate case filed on July 21, 2017, as a result of the enactment of the TCJA to allow Montana-Dakota time to investigate the implications of the TCJA on the rate case. On February 14, 2018, the NDPSC approved the delay of hearing and scheduled it to begin on May 30, 2018. Also on February 14, 2018, Montana-Dakota filed a revised interim increase request of approximately $2.7 million, subject to refund, incorporating the estimated impacts of the TCJA reduction in the federal corporate income tax rate. On March 1, 2018, the updated interim rates were implemented. The impact of the TCJA was submitted as part of a rebuttal testimony identifying a reduction of the adjusted revenue requirement to approximately $3.6 million. A hearing was held May 30, 2018 through June 1, 2018. On July 19, 2018, a settlement was filed reflecting a revised annual revenue increase of approximately $2.5 million or approximately 2.3 percent. The proposed adjustment mechanism to fund the SSIP was not included in the settlement and will be decided on separately by the NDPSC. Both matters are pending before the NDPSC.
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
On May 31, 2018, Cascade filed a general rate case with the OPUC requesting an overall increase of approximately $2.3 million or approximately 3.5 percent on an annual basis, which incorporates the impact of the TCJA. Cascade is also requesting a safety cost recovery mechanism for replacement of its most high-risk pipelines. This matter is pending before the OPUC.
SDPUC
On December 29, 2017, the SDPUC issued an order initiating the investigation into the effects of the TCJA. The order required Montana-Dakota to provide comments by February 1, 2018, regarding the general effects of the TCJA on the cost of service in South Dakota and possible mechanisms for adjusting rates. The order also stated that all rates impacted by the federal income tax shall be adjusted effective January 1, 2018, subject to refund. On May 4, 2018 and June 2, 2018, Montana-Dakota submitted detailed plans to address the TCJA impacts on the natural gas and electric utilities, respectively, to the SDPUC staff. Discussions with the SDPUC staff are underway.
WUTC
On August 31, 2017, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $5.9 million annually or approximately 2.7 percent above current rates. The requested increase includes costs associated with increased infrastructure investment and the associated operating expenses. Also included in the request is recovery of operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On January 3, 2018, the WUTC filed a bench request requiring Cascade to provide information related to the impacts of the TCJA on Cascade's revenue requirement and a proposed ratemaking treatment of those impacts. On March 23, 2018, Cascade filed its rebuttal testimony revising the revenue requirement to a decrease of approximately $1.7 million annually, which includes the impacts of the TCJA. On May 17, 2018, Cascade, the WUTC staff and interveners in the case reached a settlement on all matters in the rate case except the treatment of interim tax benefits for the period January 1, 2018 through July 31, 2018. The settlement included an overall annual rate reduction of approximately $2.9 million or approximately 1.4 percent plus specific tariffs passing excess deferred income taxes back to customers totaling approximately $2.5 million. On July 20, 2018, the WUTC approved the settlement reflecting a decrease in annual revenues, as well as refunding an additional $1.6 million for the interim tax benefits for the period of January 1, 2018 through July 31, 2018. The refund of excess deferred income taxes and interim tax benefits is over a fifteen month period. These changes are effective August 1, 2018.
On June 1, 2018, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of $2.3 million or approximately 1.1 percent. This matter is pending before the WUTC.
WYPSC
On December 29, 2017, the WYPSC issued a general order requiring regulatory deferral accounting on the impacts of the TCJA. A technical conference was held on February 6, 2018, to discuss the implications of the TCJA. On March 23, 2018, the WYPSC issued an order requiring all public utilities to submit an initial assessment of the overall effects on the TCJA on their rates by March 30, 2018. On March 30, 2018, Montana-Dakota submitted its initial assessment indicating a rate reduction for its electric rates in the amount of approximately $1.1 million annually or approximately 4.2 percent. Revised electric rates reflecting this reduction were submitted to the WYPSC on June 13, 2018. Montana-Dakota reported its natural gas earnings do not support a decrease in rates and requested the WYPSC allow the impacts of the TCJA be addressed in a natural gas rate case to be submitted by June 1, 2019. Both matters are pending before the WYPSC.
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
On July 18, 2018, the FERC issued a final rule on Rate Changes Relating to Federal Income Tax Rate reductions resulting from the TCJA which requires natural gas pipeline companies to make a one-time informational filing to evaluate the impact of the lower corporate income tax rate and also select one of four options presented by the FERC to address the impact. In accordance with WBI Energy Transmission’s offer of settlement and stipulation and agreement with the FERC dated June 4, 2014, the Company is to make a filing with new proposed rates to be effective no later than May 1, 2019. On April 10, 2018, WBI Energy Transmission held an initial rate change pre-filing settlement meeting with its customers and subsequently was working with its customers on reaching a pre-filing settlement. The Company has decided to prepare and file a rate case with the FERC by October 31, 2018. Due to the timing of the rate case filing, the Company will be exempt from the one-time informational filing required by the FERC’s final rule.
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
The Company accrued liabilities of $31.1 million, $33.7 million and $35.4 million, which have not been discounted, including liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at June 30, 2018 and 2017, and December 31, 2017, respectively. This includes amounts that may have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.

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
The second claim is for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $2.1 million has been incurred. Cascade has accrued $5.5 million for the remedial investigation and feasibility study as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs, which are included in other noncurrent assets, incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
The third claim is for contamination at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, it converted the plant to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas. Cascade has recorded an accrual for this site for an amount that is not material.
Cascade has received notices from and entered into agreement with certain of its insurance carriers that they will participate in defense of Cascade for certain of the contamination claims subject to full and complete reservations of rights and defenses to insurance coverage. To the extent these claims are not covered by insurance, Cascade intends to seek recovery through the OPUC and WUTC of remediation costs in its natural gas rates charged to customers. The accruals related to these matters are reflected in regulatory assets.
Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $51.0 million at June 30, 2018, and are expected to mature in 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair value of the indemnity asset is reflected in deferred charges and other assets - other and the guarantee liability is reflected in other accrued liabilities and deferred credits and other liabilities - other, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2018, the fixed maximum amounts guaranteed under these agreements aggregated $186.5 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $2.0 million in 2018; $97.2 million in 2019; $80.3 million in 2020; $500,000 in 2021; $500,000 in 2022; $2.0 million thereafter; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at June 30, 2018. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2018, the fixed maximum amounts guaranteed under these letters of credit aggregated $30.9 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $30.3 million in 2018 and $600,000 in 2019. There were no amounts outstanding under the above letters of credit at June 30, 2018. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2018.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2018, approximately $789.2 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
At June 30, 2018, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $39.8 million.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company operates with a two-platform business model. Its regulated energy delivery platform and its construction materials and services platform are each comprised of different operating segments. Some of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risk associated with each type of industry. Through its regulated energy delivery platform, the Company provides electric and natural gas services to customers, generates, transmits and distributes electricity, and provides natural gas transportation, storage and gathering services. These businesses are regulated by state public service commissions and/or the FERC. The construction materials and services platform provides construction services to a variety of industries, including commercial, industrial and governmental, and provides construction materials through aggregate mining and marketing of related products, such as ready-mixed concrete and asphalt.
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
On December 22, 2017, President Trump signed into law the TCJA making significant changes to the United States federal income tax laws. Some of the more material changes from the TCJA impacting the Company included lower corporate tax rates, repealing the domestic production deduction, disallowance of immediate expensing for regulated utility property and modifying or repealing many other business deductions and credits. The Company continues to review the components of the TCJA and evaluate the impact on the Company for 2018 and thereafter. For information pertinent to the specific impacts or trends identified by the Company's business segments, see Business Segment Financial and Operating Data.

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Electric	$9.1	$7.8	$22.2	$22.2
Natural gas distribution	(6.8)	(2.8)	25.8	25.1
Pipeline and midstream	5.7	5.3	11.0	9.2
Construction materials and contracting	24.3	21.2	.8	1.3
Construction services	14.1	12.4	29.2	19.7
Other	(2.3)	(2.2)	(3.0)	(2.5)
Intersegment eliminations	—	2.1	—	4.3
Earnings before discontinued operations	44.1	43.8	86.0	79.3
Income (loss) from discontinued operations, net of tax	(.3)	(3.2)	.2	(1.5)
Earnings on common stock	$43.8	$40.6	$86.2	$77.8
Earnings per common share - basic:
Earnings before discontinued operations	$.22	$.22	$.44	$.41
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per common share - basic	$.22	$.21	$.44	$.40
Earnings per common share - diluted:
Earnings before discontinued operations	$.22	$.22	$.44	$.40
Discontinued operations, net of tax	—	(.01)	—	—
Earnings per common share - diluted	$.22	$.21	$.44	$.40
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The Company recognized consolidated earnings of $43.8 million for the quarter ended June 30, 2018, compared to $40.6 million for the same period in 2017.
Positively impacting the Company's earnings were increased earnings at the construction materials and contracting business, largely due to lower income taxes as a result of lower corporate tax rates due to the TCJA and higher construction margins offset by overall lower materials margins. Also contributing to the increased earnings were higher outside specialty contracting margins, higher equipment sales and rentals, and lower income taxes, as previously discussed, at the construction services business. The Company's earnings were negatively impacted by increased operation and maintenance expense and reserves against revenues in certain jurisdictions to refund to customers lower income taxes as a result of the TCJA at the natural gas distribution business.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 The Company recognized consolidated earnings of $86.2 million for the six months ended June 30, 2018, compared to $77.8 million for the same period in 2017.
Positively impacting the Company's earnings were higher outside specialty contracting margins, increased equipment sales and rentals, and lower income taxes as a result of lower corporate tax rates due to the enactment of the TCJA at the construction services business. Also contributing to the increased earnings were higher natural gas retail sales margins at the natural gas distribution business and higher nonregulated project revenues and transportation revenues at the pipeline and midstream business.
A discussion of key financial data from the Company's business segments follows.
Business Segment Financial and Operating Data
Following are key financial and operating data for each of the Company's business segments. Also included are highlights on key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters of the Company's business segments. Many of these highlighted points are "forward-looking statements." There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II, Item 1A - Risk Factors and Part I, Item 1A - Risk Factors in the 2017 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections, see Forward-Looking Statements.
For information pertinent to various commitments and contingencies, see Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 14.

Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 14. Both segments strive to be a top performing utility company measured by integrity, safety, employee satisfaction, customer service and shareholder return, while continuing to focus on providing safe, reliable and competitively priced energy and related services to customers. The Company continues to monitor opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation and transmission and natural gas systems, and through selected acquisitions of companies and properties at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment as well as certain operational, system integrity and environmental regulations. To assist in the reduction of regulatory lag with the increase in investments, tracking mechanisms have been implemented in certain jurisdictions. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas and result in the retirement of certain electric generating facilities before they are fully depreciated. Although the current administration has slowed environmental regulations, the segments continue to invest in facility upgrades to be in compliance with the existing and future regulations.
President Trump has issued proclamations for additional import duties on steel and aluminum. The tariffs on such raw materials could negatively affect the segments' construction projects and maintenance work. The Company is monitoring the impact tariff increases will have on raw material costs. The natural gas distribution segment is also facing increased lead times on delivery of certain raw materials used in pipeline projects. In addition to the effect of tariffs, long lead times are attributable to increased demand for steel products from pipeline companies as they respond to the United States Department of Transportation Pipeline System Safety and Integrity Plan. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the extended lead times.
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
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of adjusted gross margin when evaluating the results of operations for the electric and natural gas distribution segments. Adjusted gross margin for the electric segment is calculated as operating revenue less cost of electric fuel and purchased power and certain taxes, other than income. Adjusted gross margin for the natural gas distribution segment is calculated as operating revenues less purchased natural gas sold and certain taxes, other than income. These taxes, other than income included as a reduction to adjusted gross margin relate to revenue taxes. These segments pass on to their customers the increases and decreases in the wholesale cost of power purchases, natural gas and other fuel supply costs in accordance with regulatory requirements. As such, the segments' revenues are directly impacted by the fluctuations in such commodities. Revenue taxes fluctuate with revenues as they are calculated as a percentage of revenues. Period over period, the segments' operating income (loss) is generally not impacted by the increase or decrease in revenues since the change is directly related to the increase or decrease in wholesale cost of power purchases, natural gas or other fuel supply costs, nor is it impacted by revenue taxes since it is a direct result of revenues. The Company's management believes the adjusted gross margin is an adequate supplemental measure as these items are included in both operating revenues and operating expenses. The Company's management also believes that adjusted gross margin and the remaining operating expenses that calculate operating income (loss) are useful in assessing the Company's utility performance as management has the ability to influence control over the remaining operating expenses.
The electric segment's operating income was $13.0 million and $13.2 million for the three months ended June 30, 2018 and 2017, respectively. Operating income for the three months ended June 30, 2018 and 2017, is calculated as operating revenues of $78.5 million and $74.6 million, respectively, less operating expenses of $65.5 million and $61.4 million, respectively. For the three months ended June 30, 2018, operating income decreased by $200,000 due to higher operation and maintenance expense; higher depreciation, depletion and amortization expense; and higher electric fuel and purchase power costs passed on to customers in the quarter. Partially offsetting these higher costs were higher operating revenues driven by increased sales of 5 percent to all customer classes offset in part by reserves against revenues in certain jurisdictions for anticipated refunds to customers of the lower income taxes due to the enactment of the TCJA. For the three months ended June 30, 2018 and 2017, the segment's operating income of $13.0 million and $13.2 million, respectively, is adjusted by adding back operation and maintenance expense of $31.1 million and $29.3 million, respectively; depreciation, depletion and amortization expense of $12.5 million and $11.4 million, respectively; and certain taxes, other than income of $3.7 million and $3.7 million, respectively, to calculate adjusted gross margin of $60.3 million and $57.6 million, respectively.
The electric segment's operating income was $31.2 million and $35.5 million for the six months ended June 30, 2018 and 2017, respectively. Operating income for the six months ended June 30, 2018 and 2017, is calculated as operating revenues of $165.9 million and $162.8 million, respectively, less operating expenses of $134.7 million and $127.3 million, respectively. For the six months ended June 30, 2018, operating income decreased by $4.3 million due to higher operation and maintenance expense; higher depreciation, depletion and amortization expense; and higher electric fuel and purchase power costs passed on to customers. Partially offsetting these higher costs were higher operating revenues driven by increased sales of 4 percent to all customer classes offset in part by reserves against revenues in certain jurisdictions for anticipated refunds to customers of the lower income taxes due to the enactment of the TCJA. For the six months ended June 30, 2018 and 2017, the segment's operating income of $31.2 million and $35.5 million, respectively, is adjusted by adding back operation and maintenance expense of $61.2 million and $57.9 million, respectively; depreciation, depletion and amortization expense of $25.1 million and $23.4 million, respectively; and certain taxes, other than income of $7.5 million and $7.0 million, respectively, to calculate adjusted gross margin of $125.0 million and $123.8 million, respectively.
The natural gas distribution segment's operating income (loss) was $(4.4) million and $900,000 for the three months ended June 30, 2018 and 2017, respectively. Operating income (loss) for the three months ended June 30, 2018 and 2017, is calculated as operating revenues of $129.5 million and $131.6 million, respectively, less operating expenses of $133.9 million and $130.7 million, respectively. For the three months ended June 30, 2018, operating income decreased by $5.3 million due to higher operation and maintenance expense, which includes a non-recurring expense related to the recently approved WUTC general rate case settlement; lower operating revenues largely resulting from reserves against revenues in certain jurisdictions for anticipated refunds to customers of the lower income tax rates due to the TCJA and lower purchased natural gas sold passed through to customers; and higher depreciation, depletion and amortization expense. For the three months ended June 30, 2018 and 2017, the segment's operating income (loss) of $(4.4) million and $900,000, respectively, is adjusted by adding back operation and maintenance expense of $42.5 million and $39.0 million, respectively; depreciation, depletion and amortization expense of $17.7 million and $17.2 million, respectively; and certain taxes, other than income of $5.4 million and $5.1 million, respectively, to calculate adjusted gross margin of $61.2 million and $62.2 million, respectively.
The natural gas distribution segment's operating income was $44.2 million and $52.3 million for the six months ended June 30, 2018 and 2017, respectively. Operating income for the six months ended June 30, 2018 and 2017, is calculated as operating revenues of $462.2 million and $474.1 million, respectively, less operating expenses of $418.0 million and $421.8 million, respectively. For the six months ended June 30, 2018, operating income decreased by $8.1 million due to lower operating revenues largely resulting from reserves against revenues in certain jurisdictions for anticipated refunds to customers of lower income taxes due to the TCJA and lower purchased natural gas sold passed through to customers; higher operation and maintenance expense, which includes a non-recurring expense related to the recently approved WUTC general rate case settlement in second quarter 2018; and higher depreciation, depletion and amortization expense. For the six months ended June 30, 2018 and 2017, the segment's operating income of $44.2 million and $52.3 million, respectively, is adjusted by adding back operation and maintenance expense of $87.2 million and $80.0 million, respectively; depreciation, depletion and amortization expense of $35.4 million and $34.2 million, respectively; and certain taxes, other than income of $11.2 million and $10.2 million, respectively, to calculate adjusted gross margin of $178.0 million and $176.7 million, respectively.

Earnings overview - electric The following information summarizes the performance of the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions, where applicable)
Operating revenues	$78.5	$74.6	$165.9	$162.8
Electric fuel and purchased power	18.0	16.8	40.5	38.6
Taxes, other than income	.2	.2	.4	.4
Adjusted gross margin	60.3	57.6	125.0	123.8
Operating expenses:
Operation and maintenance	31.1	29.3	61.2	57.9
Depreciation, depletion and amortization	12.5	11.4	25.1	23.4
Taxes, other than income	3.7	3.7	7.5	7.0
Total operating expenses	47.3	44.4	93.8	88.3
Operating income	13.0	13.2	31.2	35.5
Other income	.9	.6	1.3	1.3
Interest expense	6.5	6.5	13.1	12.6
Income before income taxes	7.4	7.3	19.4	24.2
Income taxes	(1.7)	(1.0)	(2.8)	1.4
Net income	9.1	8.3	22.2	22.8
Loss/dividends on preferred stock	—	.5	—	.6
Earnings	$9.1	$7.8	$22.2	$22.2
Retail sales (million kWh):
Residential	246.1	225.7	620.1	581.5
Commercial	355.1	348.0	757.4	744.9
Industrial	131.5	120.4	273.9	262.3
Other	23.4	24.8	46.0	47.2
	756.1	718.9	1,697.4	1,635.9
Average cost of electric fuel and purchased power per kWh	$.022	$.021	$.022	$.022
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Electric earnings increased $1.3 million (16 percent) as a result of:
Adjusted gross margin: Increase of $2.7 million, primarily due to higher retail sales volumes of 5 percent driven by all major customer classes and the absence in 2018 of reserves against revenues related to tracker balances in prior years. Partially offsetting these increases were reserves against revenues in certain jurisdictions for anticipated refunds to customers of lower income taxes due to the enactment of the TCJA.
Operation and maintenance: Increase of $1.8 million, largely from increased contract services and payroll-related costs.
Depreciation, depletion and amortization: Increase of $1.1 million as a result of increased plant balances.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Increase of $300,000 as a result of lower net periodic benefit costs.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $700,000 due to the enactment of the TCJA reduced corporate tax rate on January 1, 2018, which had a favorable impact compared to the second quarter of 2017. A majority of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings. Partially offsetting the decrease in taxes were lower production tax credits.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Electric earnings were comparable to the same period in the prior year as a result of:
Adjusted gross margin: Increase of $1.2 million, largely the result of higher retail sales volumes of 4 percent driven by all major customer classes. Partially offsetting the increase were reserves against revenues in certain jurisdictions for anticipated refunds to customers of lower income taxes due to the enactment of the TCJA.

Operation and maintenance: Increase of $3.3 million, largely from higher payroll-related costs and contract services.
Depreciation, depletion and amortization: Increase of $1.7 million as a result of increased plant balances.
Taxes, other than income: Increase of $500,000 as a result of higher property taxes.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $500,000 as a result of higher debt balances.
Income taxes: Decrease of $4.2 million due to the enactment of the TCJA reduced corporate tax rate, which had a favorable impact compared to the six months ended June 30, 2017, and reduced income before income taxes. A majority of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings. Partially offsetting the decrease in taxes were lower production tax credits.
Earnings overview - natural gas distribution The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions, where applicable)
Operating revenues	$129.5	$131.6	$462.2	$474.1
Purchased natural gas sold	62.7	64.1	266.4	278.5
Taxes, other than income	5.6	5.3	17.8	18.9
Adjusted gross margin	61.2	62.2	178.0	176.7
Operating expenses:
Operation and maintenance	42.5	39.0	87.2	80.0
Depreciation, depletion and amortization	17.7	17.2	35.4	34.2
Taxes, other than income	5.4	5.1	11.2	10.2
Total operating expenses	65.6	61.3	133.8	124.4
Operating income (loss)	(4.4)	.9	44.2	52.3
Other income	.9	.5	1.3	.9
Interest expense	7.3	7.5	14.9	15.3
Income (loss) before income taxes	(10.8)	(6.1)	30.6	37.9
Income taxes	(4.0)	(3.4)	4.8	12.7
Net income (loss)	(6.8)	(2.7)	25.8	25.2
Loss/dividends on preferred stock	—	.1	—	.1
Earnings (loss)	$(6.8)	$(2.8)	$25.8	$25.1
Volumes (MMdk)
Retail sales:
Residential	8.3	8.3	36.4	36.5
Commercial	6.3	6.0	25.0	25.1
Industrial	1.0	1.0	2.4	2.5
	15.6	15.3	63.8	64.1
Transportation sales:
Commercial	.4	.4	1.1	1.1
Industrial	29.4	28.2	66.2	66.2
	29.8	28.6	67.3	67.3
Total throughput	45.4	43.9	131.1	131.4
Average cost of natural gas, including transportation, per dk	$4.01	$4.17	$4.18	$4.35
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Natural gas distribution earnings decreased $4.0 million (145 percent) as a result of:
Adjusted gross margin: Decrease of $1.0 million resulting from the reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of the TCJA offset in part by approved rate recovery.

Operation and maintenance: Increase of $3.5 million, largely from higher contract services, which includes the recognition of a non-recurring expense related to the recently approved WUTC general rate case settlement, and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $500,000, primarily as a result of increased plant balances offset in part by lower depreciation rates implemented in certain jurisdictions.
Taxes, other than income: Increase of $300,000 due to higher property taxes.
Other income: Increase of $400,000 due to lower net periodic benefit costs.
Interest expense: Comparable to the same period in prior year.
Income taxes: Increase in income tax benefits of $600,000 as a result of increased loss before income taxes, partially offset by the reduced corporate tax rate due to the enactment of the TCJA. A portion of the reduction in income taxes are being reserved against revenues, as previously discussed.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Natural gas distribution earnings increased $700,000 (3 percent) as a result of:
Adjusted gross margin: Increase of $1.3 million, largely resulting from approved rate recovery offset in part by the reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of the TCJA. Also increasing adjusted gross margin were weather normalization mechanisms in certain jurisdictions partially offsetting lower retail sales volumes.
Operation and maintenance: Increase of $7.2 million, largely from higher payroll-related costs and contract services, which includes the recognition of a non-recurring expense related to the recently approved WUTC general rate case settlement.
Depreciation, depletion and amortization: Increase of $1.2 million, primarily as a result of increased plant balances offset in part by lower depreciation rates implemented in certain jurisdictions.
Taxes, other than income: Increase of $1.0 million due to higher property taxes.
Other income: Increase of $400,000 due to lower net periodic benefit costs.
Interest expense: Decrease of $400,000 as a result of lower debt balances.
Income taxes: Decrease of $7.9 million, largely due to the enactment of the TCJA on January 1, 2018, which reduced the corporate tax rate, resulting in a favorable impact compared to the six months ended June 30, 2017, and reduced income before income taxes. A portion of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings.
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
In November 2017, the NDPSC approved the advance determination of prudence for the purchase of the Thunder Spirit Wind farm expansion. Construction of the Thunder Spirit Wind farm expansion began in May 2018. The Company, in February 2018, signed a purchase agreement to obtain ownership of the expansion and will finalize the purchase when the construction is complete in late 2018. With the addition of the expansion, the total Thunder Spirit Wind farm generation capacity will be approximately 155 MW and will increase the Company's electric generation portfolio to approximately 27 percent renewables based on nameplate ratings. The Company's integrated resource plans filed in North Dakota and Montana in 2017 include additional generation projects in the 2025 timeframe.
In June 2016, the Company, along with a partner, began construction on a 345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota. The estimated capital investment for this project is $130 million to $150 million. All necessary easements have been secured and construction is well underway. The project is expected to be completed in 2019.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 16.
With the enactment of the TCJA, the state regulators in jurisdictions where the segments operate have requested companies submit plans for the estimated impact of the TCJA. As such, the segments used the deferral method of accounting for the revaluation of its regulated deferred tax assets and liabilities.

The Company recorded a regulatory liability for the excess deferred income taxes that related to the effect of the change in tax rates on its regulated deferred tax assets and liabilities in the fourth quarter of 2017. For the six months ended June 30, 2018, the Company reserved an additional regulatory liability of approximately $11.3 million, which is an offset to the Company's revenues, as previously discussed. The additional reserves were calculated by completing a revenue requirement calculation in each state where the Company thought it was probable that the refund of tax savings would be returned to the Company's customers. The Company continues to work with the state regulators on plans for the impacts of the TCJA, as discussed in Note 16. The Company anticipates the TCJA will negatively impact the segments' cash flows due to not being able to immediately expense utility property for tax purposes as well as lower deferred taxes.
The labor contract that Montana-Dakota was negotiating with the IBEW, and the labor contract that Cascade was negotiating with the ICWU, as reported in Items 1 and 2 - Business Properties - General in the 2017 Annual Report, have been ratified.
Pipeline and Midstream
Strategy and challenges The pipeline and midstream segment provides natural gas transportation, gathering and underground storage services, as discussed in Note 14. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of existing storage, gathering and transmission facilities; incremental pipeline projects, which expand pipeline capacity; and expansion of energy-related services leveraging on its core competencies.
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives to increase pipeline safety regulations and reduce methane emissions could also impact the price and demand for natural gas.
President Trump has issued proclamations for additional import duties on steel and aluminum. The Company is monitoring the impact tariff increases will have on costs of materials used in construction projects and maintenance work. The segment is also experiencing extended lead times on raw materials that are critical to the segment's construction and maintenance work. Long lead times on materials could delay maintenance work and project construction potentially causing lost revenues and/or increased costs. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the extended lead times.
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

Earnings overview - The following information summarizes the performance of the pipeline and midstream segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating revenues	$30.6	$30.2	$61.2	$58.3
Operating expenses:
Operation and maintenance	14.6	13.9	29.7	27.7
Depreciation, depletion and amortization	4.4	4.1	8.7	8.2
Taxes, other than income	3.1	3.1	6.2	6.1
Total operating expenses	22.1	21.1	44.6	42.0
Operating income	8.5	9.1	16.6	16.3
Other income	.4	.5	.5	.9
Interest expense	1.3	1.3	2.5	2.5
Income before income taxes	7.6	8.3	14.6	14.7
Income taxes	1.9	3.0	3.6	5.5
Earnings	$5.7	$5.3	$11.0	$9.2
Transportation volumes (MMdk)	88.2	79.5	166.5	146.5
Natural gas gathering volumes (MMdk)	3.7	4.1	7.4	8.0
Customer natural gas storage balance (MMdk):
Beginning of period	7.7	15.0	22.4	26.4
Net injection (withdrawal)	8.5	10.1	(6.2)	(1.3)
End of period	16.2	25.1	16.2	25.1
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Pipeline and midstream earnings increased $400,000 (9 percent) as a result of:
Revenues: Increase of $400,000, largely attributable to higher nonregulated project revenues of $1.0 million, resulting from increased project workloads, partially offset by lower natural gas gathering volumes due to the normal decline in production. The segment also had record volumes of natural gas transported through its system as a result of organic growth projects completed in the second quarter of 2017, which were more than offset by decreased storage related revenue reflecting the decrease in natural gas pricing spreads, as discussed in the Outlook below.
Operation and maintenance: Increase of $700,000, primarily from higher nonregulated project costs directly related to the increase in nonregulated project workloads, as previously discussed.
Depreciation, depletion and amortization: Increase of $300,000, largely resulting from organic growth projects.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $1.1 million, primarily due to a lower corporate tax rate resulting from the enactment of the TCJA and the reduction of income before income taxes.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Pipeline and midstream earnings increased $1.8 million (20 percent) as a result of:
Revenues: Increase of $2.9 million, largely attributable to higher nonregulated project revenues, as previously discussed, and higher transportation revenues of $1.8 million as a result of organic growth projects completed in the second quarter of 2017, which contributed to record volumes of natural gas being transported through its system. These increases were partially offset by decreased storage related revenues reflecting the decrease in natural gas pricing spreads, as discussed in the Outlook below.
Operation and maintenance: Increase of $2.0 million, primarily from higher nonregulated project costs, as previously discussed.
Depreciation, depletion and amortization: Increase of $500,000, largely resulting from organic growth projects.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Decrease of $400,000 as a result of lower returns on investments.

Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $1.9 million, primarily due to a lower corporate tax rate resulting from the enactment of the TCJA on January 1, 2018.
Outlook The Company has continued to experience the effects of natural gas production at record levels which is keeping downward pressure on natural gas prices and spreads in the near term. The Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The following describes recent growth projects.
Construction on the Company's Valley Expansion project, a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota, began in May 2018. The project, which is designed to transport 40 MMcf of natural gas per day, is under the jurisdiction of the FERC. Construction is on schedule with an expected in-service date in late 2018.
In June 2017, the Company announced plans to complete a Line Section 27 Expansion project in the Bakken area of northwestern North Dakota. The project includes approximately 13 miles of new pipeline and associated facilities. The project, as designed, will increase capacity by over 200 MMcf per day and bring total capacity of Line Section 27 to over 600 MMcf per day. Construction is currently underway with an expected in-service date in September 2018.
Earlier this year, the Company announced two additional natural gas pipeline growth projects, the Demicks Lake project and Line Section 22 Expansion project. The Company has signed long-term commitment contracts supporting both projects. The Demicks Lake project, which includes approximately 14 miles of 20-inch pipe, is located in McKenzie County, North Dakota. Construction is expected to begin in 2019, with an in-service date in the fall of 2019. The Line Section 22 Expansion project in the Billings, Montana, area is also scheduled for construction in 2019, with an in-service date in late 2019. The project will increase capacity by 22.5 MMcf per day to serve incremental demand in Billings, Montana.
In 2017, the Company completed and placed into service the Charbonneau and Line Section 25 expansion projects, which include a new compression station as well as other compressor additions and enhancements at existing stations. Partly due to the completion of these two expansion projects, the Company continues to transport a record volume of natural gas through its system.
The impact of the TCJA on the pipeline and midstream segment remains uncertain. As such, the regulated pipeline is using the deferral method of accounting for the revaluation of its regulated deferred tax assets and liabilities. No reserves have been established as a result of the TCJA enactment. The Company continues to work with the FERC on plans for the impacts of the TCJA, as discussed in Note 16.
The Company currently does not have any labor contracts in negotiations.
Construction Materials and Contracting
Strategy and challenges The construction materials and contracting segment provides an integrated set of construction services, as discussed in Note 14. The segment focuses on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities; enhancing profitability through cost containment, margin discipline and vertical integration of the segment's operations; development and recruitment of talented employees; and continued growth through organic and acquisition opportunities.
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise. The Company's recent acquisitions thus far in 2018 support this strategy.
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
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility in the cost of raw materials such as diesel fuel, gasoline, liquid asphalt, cement and steel. In 2018, the segment has experienced higher diesel fuel and asphalt oil costs as compared to 2017. Such volatility can have a negative impact on the segment's margins. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and federal infrastructure spending.

The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to reduce costs and increase the use of temporary employment because of the seasonality of the work performed in certain regions.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating revenues	$509.6	$501.6	$723.0	$702.5
Cost of sales:
Operation and maintenance	426.0	418.1	624.9	606.4
Depreciation, depletion and amortization	14.0	13.5	27.0	26.2
Taxes, other than income	11.2	11.2	19.0	18.4
Total cost of sales	451.2	442.8	670.9	651.0
Gross margin	58.4	58.8	52.1	51.5
Selling, general and administrative expense:
Operation and maintenance	19.6	19.2	37.2	37.0
Depreciation, depletion and amortization	.5	.9	1.2	1.9
Taxes, other than income	1.0	.8	2.7	2.5
Total selling, general and administrative expense	21.1	20.9	41.1	41.4
Operating income	37.3	37.9	11.0	10.1
Other income (expense)	(.1)	—	(.8)	.2
Interest expense	4.5	3.9	8.1	7.5
Income before income taxes	32.7	34.0	2.1	2.8
Income taxes	8.4	12.8	1.3	1.5
Earnings	$24.3	$21.2	$.8	$1.3
Sales (000's):
Aggregates (tons)	7,647	7,374	11,494	10,879
Asphalt (tons)	1,975	1,830	2,201	2,045
Ready-mixed concrete (cubic yards)	948	1,037	1,520	1,599
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Construction materials and contracting's earnings increased $3.1 million (15 percent) as a result of:
Gross margin: Decrease of $400,000 resulting from lower overall materials margins due to unfavorable weather in certain regions. Partially offsetting these lower materials margins were favorable construction margins due to strong demand and positive job performance.
Selling, general and administrative expense: Comparable to the same period in prior year.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $600,000, largely resulting from higher debt balances as a result of recent acquisitions, capital expenditures and higher working capital needs as well as higher interest rates.
Income taxes: Decrease of $4.4 million due to the enactment of the TCJA, that lowered the corporate tax rate.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Construction materials and contracting's earnings decreased $500,000 (35 percent) as a result of:
Gross margin: Increase of $600,000 resulting from higher construction margins, which were positively impacted by favorable job performance and strong demand in certain regions. Partially offsetting these increases were overall lower materials margins and lower equipment sales gains.
Selling, general and administrative expense: Comparable to the same period in prior year.
Other income: Decrease of $1.0 million, largely the result of lower returns on investments.
Interest expense: Increase of $600,000, largely resulting from higher debt balances and higher interest rates, as previously discussed.

Income taxes: Comparable to the same period in prior year.
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
The Company remains optimistic about overall economic growth and infrastructure spending. The IBIS World Industry Report issued in July 2017 for sand and gravel mining in the United States projects a 2.7 percent annual growth rate over the next five years. The report also states the demand for clay and refractory materials is projected to continue deteriorating in several downstream manufacturing industries, but this decline will be offset by stronger demand from the housing market and buoyant demand from the highway and bridge construction market. This stronger demand in the housing markets along with continued demand from the highway and bridge construction markets should provide a stable demand for construction materials and contracting products and services in the near future.
In April 2018, the Company announced that it acquired Teevin & Fischer Quarry, LLC, a crushed rock and gravel supplier in northwestern Oregon. In June 2018, the Company announced that it acquired Tri-City Paving, Inc., a general contractor and aggregate, asphalt and ready-mix concrete supplier headquartered in Little Falls, Minnesota. Subsequent to June 30, 2018, the Company announced that it acquired Molalla Redi-Mix and Rock Products, Inc., which produces ready-mix concrete in Molalla, Oregon. These acquisitions are expected to be accretive to the segment's earnings. The Company continues to evaluate additional acquisition opportunities. For more information on these acquisitions, see Note 9.
The construction materials and contracting backlog at June 30, 2018, was $731.2 million, down from $765.8 million at June 30, 2017. The decrease in backlog was primarily attributable to lower state agency work.
The impact of the TCJA on the economy as a whole continues to be unclear at this time. As such, the impact to the construction materials and contracting industry is also uncertain. Under the TCJA, the domestic production deduction is no longer available. The domestic production deduction was originally introduced to incentivize domestic production activities and was a deduction of up to 9 percent on qualified production activity income for which this segment's activities qualified. The Company expects the lower federal corporate tax rate will more than offset the loss of the domestic production deduction for this segment.
The Company currently does not have any labor contracts in negotiations.
Construction Services
Strategy and challenges The construction services segment provides inside and outside specialty contracting, as discussed in Note 14. The construction services segment focuses on providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; safely executing projects; effectively controlling costs; collecting on receivables; retaining, developing and recruiting talented employees; growing through organic and acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk.
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
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. Due to these and other factors, the Company believes customer demand for labor resources will continue to increase, possibly surpassing the supply of industry resources.

Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Operating revenues	$323.6	$336.3	$657.6	$635.9
Cost of sales:
Operation and maintenance	270.7	283.8	548.7	537.5
Depreciation, depletion and amortization	3.6	3.6	7.1	7.2
Taxes, other than income	9.5	10.6	22.3	22.6
Total cost of sales	283.8	298.0	578.1	567.3
Gross margin	39.8	38.3	79.5	68.6
Selling, general and administrative expense:
Operation and maintenance	19.1	16.4	36.4	32.4
Depreciation, depletion and amortization	.3	.4	.7	.8
Taxes, other than income	1.0	.9	2.4	2.2
Total selling, general and administrative expense	20.4	17.7	39.5	35.4
Operating income	19.4	20.6	40.0	33.2
Other income	.3	.2	.6	.8
Interest expense	.9	.9	1.8	1.8
Income before income taxes	18.8	19.9	38.8	32.2
Income taxes	4.7	7.5	9.6	12.5
Earnings	$14.1	$12.4	$29.2	$19.7
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Construction services earnings increased $1.7 million (14 percent) as a result of:
Gross margin: Increase of $1.5 million resulting from higher outside specialty contracting gross margins due to increased customer demands driven by the additional number and size of construction projects in 2018 and higher outside equipment sales and rentals. Partially offsetting these increases were lower inside specialty contracting gross margins as a result of decreased workloads caused by timing of job startups.
Selling, general and administrative expense: Increase of $2.7 million, primarily payroll-related costs, office expense and higher bad debt expense.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $2.8 million due to the enactment of the TCJA, which reduced the corporate tax rate creating a favorable impact compared to the second quarter of 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Construction services earnings increased $9.5 million (48 percent) as a result of:
Gross margin: Increase of $10.9 million resulting from higher outside specialty contracting gross margins due to increased customer demands driven by the additional number and size of construction projects in 2018, higher workloads in areas impacted by storm activity and higher outside equipment sales and rentals. Partially offsetting these increases were lower inside specialty contracting gross margins as a result of decreased workloads caused by timing of job startups.
Selling, general and administrative expense: Increase of $4.1 million, primarily payroll-related costs, office expense and outside professional costs.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $2.9 million due to the enactment of the TCJA on January 1, 2018, which reduced the corporate tax rate creating a favorable impact compared to the six months ended June 30, 2017, partially offset by an increase in income before income taxes in 2018.

Outlook The Company continues to expect long-term growth in the electric transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. The Company continues to believe several projects will be available for bid in the 2018 timeframe and also expects bidding activity in small and medium-sized projects to continue in 2018.
The Company expects bidding activity to remain strong in both outside and inside specialty construction companies in the year 2018. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce will continue to provide a benefit in securing and executing profitable projects. The construction services segment had record backlog at June 30, 2018, of $887.9 million, up from $595.7 million at June 30, 2017. The increase in backlog was primarily attributable to an increase in projects from all revenue streams based on customer demand. Additionally, the Company continues to evaluate potential acquisition opportunities.
The impact of the TCJA on the economy as a whole remains unclear at this time. As such, the impact to the construction services industry is also uncertain. While it is unclear what impact the TCJA may have on the construction services industry, the Company is optimistic about overall economic growth and infrastructure spending and believes that improving industry activity will continue in both market segments and the drivers for investment will remain intact. As the Company continues to experience growth in its operations, the impacts of the lower corporate tax rate offsets the increase in taxes on operating income. The Company believes that regulatory reform, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by its customers. Although competition remains strong, these trends are viewed as positive factors in the future.
The Company currently does not have any labor contracts in negotiations.
Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Operating revenues	$2.8	$1.9	$5.5	$4.0
Operating expenses:
Operation and maintenance	2.0	4.4	3.9	5.7
Depreciation, depletion and amortization	.5	.5	1.1	1.1
Taxes, other than income	.1	—	.1	.1
Total operating expenses	2.6	4.9	5.1	6.9
Operating income (loss)	.2	(3.0)	.4	(2.9)
Other income (expense)	(.3)	.2	.1	.4
Interest expense	.8	.9	1.7	1.8
Income (loss) before income taxes	(.9)	(3.7)	(1.2)	(4.3)
Income taxes	1.4	(1.5)	1.8	(1.8)
Loss	$(2.3)	$(2.2)	$(3.0)	$(2.5)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations, as well as other income tax adjustments in 2018.
Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
	(In millions)
Income (loss) from discontinued operations before intercompany eliminations, net of tax	$(.3)	$(1.1)		$.2	$2.8
Intercompany eliminations	—	(2.1)	*	—	(4.3)	*
Income (loss) from discontinued operations, net of tax	$(.3)	$(3.2)		$.2	$(1.5)
* Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
	(In millions)
Intersegment transactions:
Operating revenues	$10.0	$8.6		$34.5	$32.0
Operation and maintenance	3.5	2.2		6.3	4.1
Purchased natural gas sold	6.5	6.4		28.2	27.9
Income from continuing operations	—	(2.1)	*	—	(4.3)	*
* Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

For more information on intersegment eliminations, see Note 14.
Liquidity and Capital Commitments
At June 30, 2018, the Company had cash and cash equivalents of $41.7 million and available borrowing capacity of $548.9 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; the issuance of long-term debt; and the issuance of equity securities.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and also are affected by changes in working capital. Cash flows provided by operating activities in the first six months of 2018 increased $37.1 million from the comparable period in 2017.
Increases: The increase in cash flows provided by operating activities was largely the change in natural gas costs recoverable; the use of a prepaid gas contract resulting in lower gas purchases; and the change in construction project escrow balances at the electric and natural gas distribution businesses. Also contributing to the increase was stronger collection of accounts receivable at the construction services business and the increase in the Company's consolidated earnings during the first six months of 2018.
Decreases: Partially offsetting these increases were higher inventory balances at the construction materials and contracting business due to higher asphalt oil inventory, largely resulting from higher average per ton cost, and higher aggregate inventory, primarily higher production and acquisition activity in second quarter 2018. Operating cash flows from discontinued operations also decreased due to the realization of net operating loss carryforwards in 2017.
Investing activities Cash flows used in investing activities in the first six months of 2018 was $222.3 million compared to $22.5 million in the first six months of 2017. The increase in cash used in investing activities was primarily related to the absence in 2018 of net proceeds from the sale of Pronghorn in January 2017 and higher capital expenditures at the pipeline and midstream business; acquisition activity in the second quarter of 2018 at the construction materials and contracting business; and higher capital expenditures related to various construction projects in 2018 at the electric and natural gas distribution businesses.
Financing activities Cash flows provided by financing activities in the first six months of 2018 was $52.7 million compared to cash flows used in financing activities of $123.0 million in the first six months of 2017. The change was largely the result of higher debt borrowings in 2018 offset in part by the repayment of debt. The increase in debt issuance was largely from an increase in commercial paper balances used for acquisitions, ongoing capital expenditures and working capital needs at the construction materials and contracting business; and the issuance of an additional $40 million under the private shelf agreement for capital projects at the pipeline and midstream business. This increase in issuance of long-term debt was partially offset by the higher debt repayment on a line of credit at the natural gas distribution business and the strong collection of accounts receivable resulting in lower commercial paper balances at the construction services business.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2017 Annual Report. For more information, see Note 15 and Part II, Item 7 in the 2017 Annual Report.

Capital expenditures
Capital expenditures for the first six months of 2018 were $251.3 million, including completed acquisitions at the construction materials and contracting business. Capital expenditures allocated to the Company's business segments are estimated to be approximately $672 million for 2018. The Company has included in the estimated capital expenditures for 2018 completed acquisitions, as previously discussed, the purchase of the Thunder Spirit Wind farm expansion, the Valley Expansion project and the Line Section 27 expansion project , as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for 2018 also include system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline, gathering and other midstream projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. It is anticipated that all of the funds required for capital expenditures for 2018 will be met from various sources, including internally generated funds; the Company's credit facilities, as described later; issuance of long-term debt; and issuance of equity securities.
Capital resources
Certain debt instruments of the Company and its subsidiaries contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2018. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 6, in the 2017 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at June 30, 2018:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$47.1	(b)	$—		6/8/23
Cascade Natural Gas Corporation	Revolving credit agreement		$75.0	(c)	$4.6		$2.2	(d)	4/24/20
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$16.0		$—		4/24/20
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$216.2	(b)	$—		9/23/21

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
The Company's coverage of earnings to fixed charges including preferred stock dividends was 4.2 times, 4.0 times and 4.2 times for the 12 months ended June 30, 2018 and 2017, and December 31, 2017, respectively.
Total equity as a percent of total capitalization was 57 percent, 57 percent and 59 percent at June 30, 2018 and 2017, and December 31, 2017, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.

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
On June 8, 2018, the Company entered into an amended and restated revolving credit agreement which extended the maturity date to June 8, 2023.
WBI Energy Transmission, Inc. On June 15, 2018, WBI Energy Transmission issued an additional $40.0 million under the private shelf agreement, with a maturity date of January 31, 2033, at an interest rate of 4.18 percent. WBI Energy Transmission had $140.0 million of notes outstanding at June 30, 2018, which reduces the remaining capacity under this uncommitted private shelf agreement to $60.0 million.
Off balance sheet arrangements
As of June 30, 2018, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
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
Critical Accounting Policies Involving Significant Estimates
The Company's critical accounting policies involving significant estimates include impairment testing of long-lived assets and intangibles, revenue recognition, purchase accounting, pension and other postretirement benefits, and income taxes. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2017 Annual Report other than the addition of a critical accounting policy involving revenue recognition due to the adoption of the new guidance, as discussed in Note 6, and the addition of a critical accounting policy involving purchase accounting due to the Company's recent acquisitions, as discussed in Note 9. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2017 Annual Report.
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
The Company's construction contracts generally contain variable consideration including liquidated damages, performance bonuses or incentives, unapproved/unpriced change orders and penalties or index pricing. The variable amounts usually arise upon achievement of certain performance metrics. The Company estimates variable consideration at the most likely amount expected.
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
Purchase accounting
The Company accounts for acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Acquired assets and liabilities assumed by the Company are subject to various estimates. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. The remaining values are based on management's judgments and estimates, and accordingly, the Company's financial position or result of operations may be affected by changes in estimates and judgments.
The fair value of owned recoverable aggregate reserve deposits is determined using qualified internal personnel as a well as geologists. Reserve estimates are calculated based on the best available data. This data is collected from drill holes and other subsurface investigations, as well as investigations of surface features such as mine high walls and other exposures of the aggregate reserves. Mine plans, production history and geologic data also are utilized to estimate reserve quantities. Value is assigned to the aggregate reserves based on a review of market royalty rates, expected cash flows and the number of years of recoverable aggregate reserves at owned aggregate sites.
The fair value of property, plant and equipment is based on a valuation performed either by qualified internal personnel and/or outside appraisers. Fair values assigned to plant and equipment are based on several factors including the age and conditions of the equipment, maintenance records of the equipment and auction values for equipment with similar characteristics at the time of purchase. The Intangible assets are valued using a discounted cash flows methodology.
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
At June 30, 2018, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings required by this item, see Note 17, which is incorporated herein by reference.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A - Risk Factors in the 2017 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. There are no material changes to the Company's risk factors provided in Part I, Item 1A - Risk Factors in the 2017 Annual Report, except for the following:
The Company's operations could be negatively impacted by import tariffs and/or other government mandates.
Imposed and proposed import tariffs could significantly increase the prices and delivery lead times on raw materials that are critical to the Company, such as aluminum and steel. The Company is currently experiencing extended lead times on deliveries of raw materials that are critical to the electric, natural gas distribution and pipeline and midstream business segments. In addition, tariff increases on raw materials and finished products may have a similar impact on other product suppliers of the Company, which could increase the negative impact on the delivery and the cost of raw materials and finished product supplies used by the Company. Prolonged lead times on the delivery of raw materials and further tariff increases could have a material adverse effect on the Company's business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 4, 2018, the Company completed an acquisition in which a portion of the consideration consisted of the unregistered issuance of shares of the Company's common stock. The aggregate consideration paid at closing in this acquisition included 713,948 shares of the Company's common stock with a fair value of approximately $18.0 million as of the acquisition date. For additional information about this acquisition, see Note 9. The shares of common stock issued in this acquisition were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.
The following table includes information with respect to the Company's purchase of equity securities:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2018	—	—	—	—
May 1 through May 31, 2018	—	—	—	—
June 1 through June 30, 2018	—	—	—	—
Total	—		—	—

(1)	Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
None.

Item 6. Exhibits
See the index to exhibits immediately preceding the exhibits filed with this report.

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

4(a)	MDU Resources Group, Inc. Credit Agreement, dated June 8, 2018, among MDU Resources Group, Inc., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent	X
12	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MDU RESOURCES GROUP, INC.

DATE:	August 3, 2018	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller