Form 10-Q
period 2018-09-30
MDU RESOURCES GROUP INC
filed 2018-11-02
CIK 67716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2018: 196,018,324 shares.

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2017 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2017
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
BSSE	345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota
Calumet	Calumet Specialty Products Partners, L.P.
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refinery	20,000-barrel-per-day diesel topping plant built by Dakota Prairie Refining in southwestern North Dakota
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LWG	Lower Willamette Group
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a public utility division of the Company
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
Non-GAAP	Not in accordance with GAAP

OPUC	Oregon Public Utility Commission
Oregon DEQ	Oregon State Department of Environmental Quality
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream's 50 percent ownership interests were sold effective January 1, 2017)
PRP	Potentially Responsible Party
ROD	Record of Decision
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SSIP	System Safety and Integrity Program
TCJA	Tax Cuts and Jobs Act
Tesoro	Tesoro Refining & Marketing Company LLC
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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

Part I -- Financial Information
Item 1. Financial Statements
MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$200,617	$206,936	$851,761	$866,035
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	1,080,170	1,065,612	2,469,917	2,412,077
Total operating revenues	1,280,787	1,272,548	3,321,678	3,278,112
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	82,920	80,204	252,961	237,881
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	913,671	893,762	2,166,570	2,116,575
Total operation and maintenance	996,591	973,966	2,419,531	2,354,456
Purchased natural gas sold	32,123	33,319	270,319	283,936
Depreciation, depletion and amortization	55,016	52,155	161,298	155,138
Taxes, other than income	38,647	38,882	128,257	127,273
Electric fuel and purchased power	18,406	18,906	58,901	57,544
Total operating expenses	1,140,783	1,117,228	3,038,306	2,978,347
Operating income	140,004	155,320	283,372	299,765
Other income	2,683	2,068	4,864	6,212
Interest expense	20,955	20,909	62,202	61,978
Income before income taxes	121,732	136,479	226,034	243,999
Income taxes	14,363	46,930	32,629	74,406
Income from continuing operations	107,369	89,549	193,405	169,593
Income (loss) from discontinued operations, net of tax (Note 10)	(118)	(2,198)	85	(3,702)
Net income	107,251	87,351	193,490	165,891
Loss on redemption of preferred stocks	—	—	—	600
Dividends declared on preferred stocks	—	—	—	171
Earnings on common stock	$107,251	$87,351	$193,490	$165,120
Earnings per common share - basic:
Earnings before discontinued operations	$.55	$.46	$.99	$.86
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per common share - basic	$.55	$.45	$.99	$.85
Earnings per common share - diluted:
Earnings before discontinued operations	$.55	$.46	$.99	$.86
Discontinued operations, net of tax	—	(.01)	—	(.02)
Earnings per common share - diluted	$.55	$.45	$.99	$.84
Dividends declared per common share	$.1975	$.1925	$.5925	$.5775
Weighted average common shares outstanding - basic	196,018	195,304	195,618	195,304
Weighted average common shares outstanding - diluted	196,265	195,783	196,104	195,922
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$107,251	$87,351	$193,490	$165,891
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $55 and $56 for the three months ended and $164 and $168 for the nine months ended in 2018 and 2017, respectively	92	92	279	275
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost (credit), net of tax of $142 and $203 for the three months ended and $442 and $609 for the nine months ended in 2018 and 2017, respectively	442	333	1,309	1,002
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $0 and $0 for the three months ended and $0 and $(725) for the nine months ended in 2018 and 2017, respectively	—	—	—	(917)
Postretirement liability adjustment	442	333	1,309	85
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $0 and $9 for the three months ended and $(14) and $5 for the nine months ended in 2018 and 2017, respectively	—	15	(61)	9
Reclassification adjustment for foreign currency translation adjustment included in net income, net of tax of $0 and $0 for the three months ended and $75 and $0 for the nine months ended in 2018 and 2017, respectively	—	—	249	—
Foreign currency translation adjustment	—	15	188	9
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(13) and $(10) for the three months ended and $(52) and $(38) for the nine months ended in 2018 and 2017, respectively	(51)	(19)	(199)	(70)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $9 and $14 for the three months ended and $26 and $50 for the nine months ended in 2018 and 2017, respectively	33	27	97	93
Net unrealized gain (loss) on available-for-sale investments	(18)	8	(102)	23
Other comprehensive income	516	448	1,674	392
Comprehensive income attributable to common stockholders	$107,767	$87,799	$195,164	$166,283
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	September 30, 2017	December 31, 2017
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$67,077	$37,356	$34,599
Receivables, net	787,344	739,402	727,030
Inventories	270,293	232,555	226,583
Prepayments and other current assets	88,760	89,625	81,304
Current assets held for sale	571	304	479
Total current assets	1,214,045	1,099,242	1,069,995
Investments	143,303	133,895	137,613
Property, plant and equipment	7,102,960	6,658,891	6,770,829
Less accumulated depreciation, depletion and amortization	2,796,649	2,667,762	2,691,641
Net property, plant and equipment	4,306,311	3,991,129	4,079,188
Deferred charges and other assets:
Goodwill	640,203	631,791	631,791
Other intangible assets, net	4,318	4,209	3,837
Other	408,178	419,846	407,850
Noncurrent assets held for sale	1,835	64,333	4,392
Total deferred charges and other assets	1,054,534	1,120,179	1,047,870
Total assets	$6,718,193	$6,344,445	$6,334,666
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$3,915	$148,499	$148,499
Accounts payable	339,713	304,101	312,327
Taxes payable	50,461	108,946	42,537
Dividends payable	38,714	37,596	38,573
Accrued compensation	62,836	67,097	72,919
Other accrued liabilities	221,620	184,580	186,010
Current liabilities held for sale	7,959	5,749	11,993
Total current liabilities	725,218	856,568	812,858
Long-term debt	1,911,555	1,592,053	1,566,354
Deferred credits and other liabilities:
Deferred income taxes	405,761	652,413	347,271
Other	1,154,366	889,494	1,179,140
Total deferred credits and other liabilities	1,560,127	1,541,907	1,526,411
Commitments and contingencies
Stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 196,557,245 at September 30, 2018 and 195,843,297 at September 30, 2017 and December 31, 2017	196,557	195,843	195,843
Other paid-in capital	1,247,151	1,232,766	1,233,412
Retained earnings	1,124,830	964,275	1,040,748
Accumulated other comprehensive loss	(43,619)	(35,341)	(37,334)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	2,521,293	2,353,917	2,429,043
Total liabilities and stockholders' equity	$6,718,193	$6,344,445	$6,334,666
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)

Nine Months Ended September 30, 2018
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
Balance at December 31, 2017	195,843,297	$195,843	$1,233,412	$1,040,748	$(37,334)	(538,921)	$(3,626)	$2,429,043
Cumulative effect of adoption of ASU 2014-09	—	—	—	(970)	—	—	—	(970)
Adjusted balance at January 1, 2018	195,843,297	195,843	1,233,412	1,039,778	(37,334)	(538,921)	(3,626)	2,428,073
Net income	—	—	—	193,490	—	—	—	193,490
Other comprehensive income	—	—	—	—	1,674	—	—	1,674
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	(115,998)	—	—	—	(115,998)
Stock-based compensation	—	—	3,810	(399)	—	—	—	3,411
Repurchase of common stock	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,350)	—	—	182,424	5,020	(2,330)
Issuance of common stock	713,948	714	17,279	—	—	—	—	17,993
Balance at September 30, 2018	196,557,245	$196,557	$1,247,151	$1,124,830	$(43,619)	(538,921)	$(3,626)	$2,521,293

Nine Months Ended September 30, 2017
					Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
Balance at December 31, 2016	150,000	$15,000	195,843,297	$195,843	$1,232,478	$912,282	$(35,733)	(538,921)	$(3,626)	$2,316,244
Net income	—	—	—	—	—	165,891	—	—	—	165,891
Other comprehensive income	—	—	—	—	—	—	392	—	—	392
Dividends declared on preferred stocks	—	—	—	—	—	(171)	—	—	—	(171)
Dividends declared on common stock	—	—	—	—	—	(112,788)	—	—	—	(112,788)
Stock-based compensation	—	—	—	—	2,729	(339)	—	—	—	2,390
Repurchase of common stock	—	—	—	—	—	—	—	(64,384)	(1,684)	(1,684)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	—	—	(2,441)	—	—	64,384	1,684	(757)
Redemption of preferred stock	(150,000)	(15,000)	—	—	—	(600)	—	—	—	(15,600)
Balance at September 30, 2017	—	$—	195,843,297	$195,843	$1,232,766	$964,275	$(35,341)	(538,921)	$(3,626)	$2,353,917

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Operating activities:
Net income	$193,490	$165,891
Income (loss) from discontinued operations, net of tax	85	(3,702)
Income from continuing operations	193,405	169,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	161,298	155,138
Deferred income taxes	42,428	(16,777)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(55,749)	(121,128)
Inventories	(38,785)	2,047
Other current assets	(3,452)	(40,655)
Accounts payable	16,155	30,097
Other current liabilities	31,971	66,647
Other noncurrent changes	(27,170)	(15,081)
Net cash provided by continuing operations	320,101	229,881
Net cash provided by (used in) discontinued operations	(2,720)	42,020
Net cash provided by operating activities	317,381	271,901
Investing activities:
Capital expenditures	(345,599)	(222,084)
Acquisitions, net of cash acquired	(27,858)	—
Net proceeds from sale or disposition of property and other	12,451	121,162
Investments	(1,560)	(260)
Net cash used in continuing operations	(362,566)	(101,182)
Net cash provided by discontinued operations	1,236	2,234
Net cash used in investing activities	(361,330)	(98,948)
Financing activities:
Issuance of long-term debt	356,952	133,437
Repayment of long-term debt	(157,315)	(183,968)
Dividends paid	(115,859)	(113,131)
Redemption of preferred stock	—	(15,600)
Repurchase of common stock	(5,020)	(1,684)
Tax withholding on stock-based compensation	(2,330)	(757)
Net cash provided by (used in) continuing operations	76,428	(181,703)
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	76,428	(181,703)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Increase (decrease) in cash and cash equivalents	32,478	(8,751)
Cash and cash equivalents -- beginning of year	34,599	46,107
Cash and cash equivalents -- end of period	$67,077	$37,356
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2018 and 2017
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2017 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses. Management has also evaluated the impact of events occurring after September 30, 2018, up to the date of issuance of these consolidated interim financial statements.
On December 22, 2017, President Trump signed into law the TCJA which includes lower corporate tax rates, repealing the domestic production deduction, disallowance of immediate expensing for regulated utility property and modifying or repealing many other business deductions and credits. The reduction in the corporate tax rate was effective on January 1, 2018, reducing the Company's income tax expense for 2018. The Company continues to review the components of the TCJA and the impact on the Company's consolidated financial statements and related disclosures for 2018 and thereafter.
While the Company was able to make reasonable estimates of the impact of the reduction in corporate tax rate on the Company's net deferred tax liabilities during the fourth quarter of 2017, such estimates may be affected by other analyses related to the TCJA, including, but not limited to, the state tax effect of adjustments to federal temporary differences and the calculation of deemed repatriation of deferred foreign income. The final transition impacts of the TCJA may differ from amounts disclosed, possibly materially, due to, among other things, interpretations, legislative action to address questions, changes in accounting standards for income taxes or related interpretations, or updates or changes to estimates the Company has utilized to calculate the transition impacts. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts, of which there were no such material adjustments during the nine months ended September 30, 2018. The Company currently anticipates finalizing and recording any resulting adjustments by December 31, 2018, which will be included in income from continuing operations.
Due to the enactment of the TCJA, the regulated jurisdictions in which the Company's regulated businesses provide service have requested the Company furnish plans for the effect of the reduced corporate tax rate, which may impact the Company's rates to customers. Therefore, the Company has reserved for such impacts as an offset to revenue in certain jurisdictions. The Company will continue to make changes to reserve balances as new information becomes available. For more information on the details and statuses of the open requests, see Note 16.
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
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $29.2 million, $27.2 million and $34.7 million at September 30, 2018 and 2017, and December 31, 2017, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at September 30, 2018 and 2017, and December 31, 2017, was $7.3 million, $9.0 million and $8.1 million, respectively.
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

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Aggregates held for resale	$133,477	$116,399	$115,268
Asphalt oil	40,781	26,682	30,360
Natural gas in storage (current)	29,084	29,974	20,950
Materials and supplies	23,563	20,778	18,650
Merchandise for resale	15,954	15,346	14,905
Other	27,434	23,376	26,450
Total	$270,293	$232,555	$226,583

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $47.8 million, $49.5 million and $49.3 million at September 30, 2018 and 2017, and December 31, 2017, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average common shares outstanding - basic	196,018	195,304	195,618	195,304
Effect of dilutive performance share awards and restricted stock units	247	479	486	618
Weighted average common shares outstanding - diluted	196,265	195,783	196,104	195,922
Shares excluded from the calculation of diluted earnings per share	114	—	—	—
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
Under the modified retrospective approach, the guidance was applied only to contracts that were not completed as of January 1, 2018. Therefore, the Company recognized the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings at January 1, 2018. For the nine months ended September 30, 2018, there were no material impacts to the financial statements as a result of applying the guidance. The cumulative effect of the changes made to the Consolidated Balance Sheet were as follows:

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
The Company adopted the guidance on January 1, 2018, on a retrospective basis. The guidance required the reclassification of all components of net periodic benefit costs, except for the service cost component, from operating expenses to other income on the Consolidated Statements of Income with no impact to earnings. As a result of the retrospective application of this change in accounting guidance, the Company reclassified $1.5 million and $4.5 million from operation and maintenance expense to other income on the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. The Company also reclassified unrealized gains on investments used to satisfy obligations under the defined benefit plans of $2.6 million and $7.9 million for the three and nine months ended September 30, 2017, respectively, which were included in operation and maintenance expense, to other income on the Consolidated Statements of Income. The guidance did not have a material effect on the Company's results of operations, cash flows or disclosures.
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
Recently issued accounting standards not yet adopted
ASU 2016-02 - Leases In February 2016, the FASB issued guidance regarding leases. The guidance requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for operating and financing leases. The guidance remains largely the same for lessors, although some changes were made to better align lessor accounting with the new lessee accounting and to align with the revenue recognition standard. The guidance also requires additional disclosures, both quantitative and qualitative, related to operating and finance leases for the lessee and sales-type, direct financing and operating leases for the lessor. This guidance will be effective for the Company on January 1, 2019, with early adoption permitted.
In July 2018, the FASB issued ASU 2018-11 - Leases: Targeted Improvements, an accounting standard update to ASU 2016-02. This ASU provides an entity the option to adopt the guidance using one of two modified retrospective approaches. An entity can adopt the guidance using the modified retrospective transition approach beginning in the earliest year presented in the financial statements. This method of adoption would require the restatement of prior periods reported and the presentation of lease disclosures under the new guidance for all periods reported. The additional transition method of adoption introduced by ASU 2018-11, allows entities the option to apply the guidance on the date of adoption by recognizing a cumulative effect adjustment to retained earnings during the period of adoption and does not require prior comparative periods to be restated. The Company is planning to adopt the standard on January 1, 2019, utilizing the practical expedient that allows the Company to not reassess whether an expired or existing contract contains a lease, the classification of leases or initial direct costs, as well as the additional transition method of adoption applied on the date of adoption. The Company also plans to adopt a short-term leasing policy as the lessee where leases with a term of 12 months or less will not be included on the Consolidated Balance Sheet.
The Company formed a lease implementation team and is currently in the contract review and assessment phase to identify and evaluate contracts containing leases. Additionally, the team is implementing new and revising existing software to meet the reporting and disclosure requirements of the standard. The Company also has started to assess the impact the standard will have on its processes and internal controls and is identifying new and updating current processes. During the assessment phase, the Company is using various analytic methodologies to ensure the completeness of the lease inventory. The Company expects that most of the current operating leases will be subject to the guidance and recognized as operating lease liabilities and right-of-use assets on the Consolidated Balance Sheets upon adoption. During the fourth quarter of 2018, the Company will engage internal auditors to review and assess the completeness of the lease inventory and the effectiveness of the revised and new internal controls. The Company continues to evaluate the impact the new guidance will have on lease contracts where the Company is the lessor and, at this time, does not anticipate a significant impact.
In January 2018, the FASB issued a practical expedient for land easements under the new lease guidance. The practical expedient permits an entity to elect the option to not evaluate land easements under the new guidance if they existed or expired before the adoption of the new lease guidance and were not previously accounted for as leases under the previous lease guidance. Once an entity adopts the new guidance, the entity should apply the new guidance on a prospective basis to all new or modified land easements. The Company is currently planning to adopt this practical expedient. The Company continues to monitor other industry-specific issues as it relates to the regulated businesses but does not expect these issues to have a material impact on the Company's results of operations, financial position or disclosures.
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
ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued guidance on modifying the disclosure requirements on fair value measurements as part of the disclosure framework project. The guidance modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. The guidance will be effective for the Company on January 1, 2020, including interim periods, with early adoption permitted. Level 3 fair value measurement disclosures should be applied prospectively while all other amendments should be applied retrospectively. The Company is evaluating the effects the adoption of the new guidance will have on its disclosures.
ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued guidance on modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans as part of the disclosure framework project. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The guidance adds, among other things, the requirement to include an explanation for significant gains and losses related to changes in benefit obligations for the period. The guidance removes, among other things, the disclosure requirement to disclose the amount of net periodic benefit costs to be amortized over the next fiscal year from accumulated other comprehensive income (loss) and the effects a one percentage point change in assumed health care cost trend rates will have on certain benefit components. The guidance will be effective for the Company on January 1, 2021, and must be applied on a retrospective basis with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on the its disclosures.
ASU 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract In August 2018, the FASB issued guidance on the accounting for implementation costs of a hosting arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract similar to the costs incurred to develop or obtain internal-use software and such capitalized costs to be expensed over the term of the hosting arrangement. Costs incurred during the preliminary and postimplementation stages should continue to be expensed as activities are performed. The capitalized costs are required to be presented on the balance sheet in the same line the prepayment for the fees associated with the hosting arrangement would be presented. In addition, the expense related to the capitalized implementation costs should be presented in the same line on the income statement as the fees associated with the hosting element of the arrangements. The guidance will be effective for the Company on January 1, 2020, including interim periods, and may be applied on a retrospective or a prospective basis with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on the its results of operations, financial position, cash flows and disclosures.
SEC File Number S7-15-16 - Disclosure Update and Simplification In October 2018, the SEC published guidance in the Federal Register on disclosure updates and simplifications. The guidance removes disclosures that are no longer considered cost beneficial, duplicative of GAAP required disclosures, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The amendments are intended to facilitate disclosure of information to investors and simplify the compliance without significantly altering the total mix of information provided to investors. The guidance will be effective for the Company on November 5, 2018, including interim periods, and must be applied on a prospective basis. The Company is evaluating the effects the adoption of the new guidance will have on its disclosures, various sections of the Annual Report on Form 10-K for the year ended December 31, 2018, and future reports on Form 10-Q.
Note 7 - Comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

Three Months Ended September 30, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,136)	$(41,816)	$—	$(183)	$(44,135)
Other comprehensive loss before reclassifications	—	—	—	(51)	(51)
Amounts reclassified from accumulated other comprehensive loss	92	442	—	33	567
Net current-period other comprehensive income (loss)	92	442	—	(18)	516
Balance at end of period	$(2,044)	$(41,374)	$—	$(201)	$(43,619)

Three Months Ended September 30, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,117)	$(33,469)	$(155)	$(48)	$(35,789)
Other comprehensive income (loss) before reclassifications	—	—	15	(19)	(4)
Amounts reclassified from accumulated other comprehensive loss	92	333	—	27	452
Net current-period other comprehensive income	92	333	15	8	448
Balance at end of period	$(2,025)	$(33,136)	$(140)	$(40)	$(35,341)

Nine Months Ended September 30, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(1,934)	$(35,163)	$(155)	$(82)	$(37,334)
Other comprehensive loss before reclassifications	—	—	(61)	(199)	(260)
Amounts reclassified from accumulated other comprehensive loss	279	1,309	249	97	1,934
Net current-period other comprehensive income (loss)	279	1,309	188	(102)	1,674
Reclassification adjustment of prior period tax effects related to TCJA included in accumulated other comprehensive loss	(389)	(7,520)	(33)	(17)	(7,959)
Balance at end of period	$(2,044)	$(41,374)	$—	$(201)	$(43,619)

Nine Months Ended September 30, 2017	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance at beginning of period	$(2,300)	$(33,221)	$(149)	$(63)	$(35,733)
Other comprehensive income (loss) before reclassifications	—	—	9	(70)	(61)
Amounts reclassified from accumulated other comprehensive loss	275	1,002	—	93	1,370
Amounts reclassified to accumulated other comprehensive loss from regulatory asset	—	(917)	—	—	(917)
Net current-period other comprehensive income	275	85	9	23	392
Balance at end of period	$(2,025)	$(33,136)	$(140)	$(40)	$(35,341)

The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(147)	$(148)	$(443)	$(443)	Interest expense
	55	56	164	168	Income taxes
	(92)	(92)	(279)	(275)
Amortization of postretirement liability losses included in net periodic benefit cost (credit)	(584)	(536)	(1,751)	(1,611)	Other income
	142	203	442	609	Income taxes
	(442)	(333)	(1,309)	(1,002)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income	—	—	(324)	—	Other income
	—	—	75	—	Income taxes
	—	—	(249)	—
Reclassification adjustment on available-for-sale investments included in net income	(42)	(41)	(123)	(143)	Other income
	9	14	26	50	Income taxes
	(33)	(27)	(97)	(93)
Total reclassifications	$(567)	$(452)	$(1,934)	$(1,370)

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
The pipeline and midstream segment generates revenue from providing natural gas transportation, gathering and underground storage services, as well as other energy-related services to both third parties and internal customers, largely the natural gas distribution segment. The pipeline and midstream segment establishes a contract with a customer based upon the customer’s request for firm or interruptible natural gas transportation, storage or gathering service(s). The contract identifies an obligation for the segment to provide the requested service(s) in exchange for consideration from the customer over a specified term. Depending on the type of service(s) requested and contracted, the service provided may include transporting, gathering or storing an identified quantity of natural gas and/or standing ready to deliver or store an identified quantity of natural gas. Natural gas transportation, gathering and storage revenues are based on fixed rates, which may include reservation fees and/or per-unit commodity rates. The services provided by the segment are generally treated as single performance obligations satisfied over time simultaneous to when the service is provided and revenue is recognized. Rates for the segment’s regulated services are based on its FERC approved tariff or customer negotiated rates on special projects, and rates for its non-regulated services are negotiated with its customers and set forth in the contract. For contracts governed by the company’s tariff, amounts are billed on or before the ninth business day of the following month and the amount is due within twelve days of receipt of the invoice. For gathering contracts not governed by the tariff, amounts are due within twenty days of invoice receipt. For other contracts not governed by the tariff, payment terms are net thirty days. At this time, the segment has no material obligations for returns, refunds or other similar obligations.
The construction materials and contracting segment generates revenue from contracting services and construction materials sales. This segment focuses on the vertical integration of its contracting services with its construction materials to support the aggregate based product lines. This segment provides contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which the Company evaluates to determine whether a separate performance obligation exists. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include liquidated damages; performance bonuses or incentives and penalties; claims; unapproved/unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the most likely amount of consideration the Company expects to be entitled to or expects to incur. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue is recognized over time using the input method based on the measurement of progress on a project. The input method is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction materials to third parties and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within thirty days of receipt. There are no material obligations for returns, refunds or other similar obligations.
The construction services segment generates revenue from specialty contracting services which also includes the sale of construction equipment and other supplies. This segment provides specialty contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes multiple promised goods and services in a single project to create a distinct bundle of goods and services, which the Company evaluates to determine whether a separate performance obligation exists. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include claims, unapproved/unpriced change orders, bonuses, incentives, penalties and liquidated damages. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the most likely amount of consideration the Company expects to be entitled to or expects to incur. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue is recognized over time using the input method based on the measurement of progress on a project. The input method is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction equipment and other supplies to third parties and internal customers. The contract for these sales is the use of a sales order or invoice, which includes the pricing and payment terms. All such contracts include a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within thirty days of receipt. There are no material obligations for returns, refunds or other similar obligations.
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

Three Months Ended September 30, 2018	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(in thousands)
Residential utility sales	$31,424	$43,825	$—	$—	$—	$—	$75,249
Commercial utility sales	36,259	28,174	—	—	—	—	64,433
Industrial utility sales	8,738	4,421	—	—	—	—	13,159
Other utility sales	2,056	—	—	—	—	—	2,056
Natural gas transportation	—	10,841	21,400	—	—	—	32,241
Natural gas gathering	—	—	2,320	—	—	—	2,320
Natural gas storage	—	—	2,795	—	—	—	2,795
Contracting services	—	—	—	409,006	—	—	409,006
Construction materials	—	—	—	538,962	—	—	538,962
Intrasegment eliminations*	—	—	—	(204,040)	—	—	(204,040)
Inside specialty contracting	—	—	—	—	217,474	—	217,474
Outside specialty contracting	—	—	—	—	100,988	—	100,988
Other	6,158	3,208	5,701	—	15	3,084	18,166
Intersegment eliminations	—	—	(3,187)	(165)	(782)	(3,037)	(7,171)
Revenues from contracts with customers	84,635	90,469	29,029	743,763	317,695	47	1,265,638
Revenues out of scope	1,445	1,779	42	—	11,883	—	15,149
Total external operating revenues	$86,080	$92,248	$29,071	$743,763	$329,578	$47	$1,280,787

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Nine Months Ended September 30, 2018	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(in thousands)
Residential utility sales	$93,359	$305,399	$—	$—	$—	$—	$398,758
Commercial utility sales	103,636	185,885	—	—	—	—	289,521
Industrial utility sales	25,734	17,457	—	—	—	—	43,191
Other utility sales	5,766	—	—	—	—	—	5,766
Natural gas transportation	—	32,104	64,505	—	—	—	96,609
Natural gas gathering	—	—	6,900	—	—	—	6,900
Natural gas storage	—	—	8,563	—	—	—	8,563
Contracting services	—	—	—	730,628	—	—	730,628
Construction materials	—	—	—	1,100,185	—	—	1,100,185
Intrasegment eliminations*	—	—	—	(363,877)	—	—	(363,877)
Inside specialty contracting	—	—	—	—	667,664	—	667,664
Outside specialty contracting	—	—	—	—	283,432	—	283,432
Other	22,836	10,821	13,353	—	32	8,536	55,578
Intersegment eliminations	—	—	(31,485)	(501)	(1,332)	(8,343)	(41,661)
Revenues from contracts with customers	251,331	551,666	61,836	1,466,435	949,796	193	3,281,257
Revenues out of scope	653	2,786	129	—	36,853	—	40,421
Total external operating revenues	$251,984	$554,452	$61,965	$1,466,435	$986,649	$193	$3,321,678

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost‐to‐cost method of accounting. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation. The changes in contract assets and liabilities were as follows:

	September 30, 2018	December 31, 2017	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$142,376	$109,540	$32,836	Receivables, net
Contract liabilities - current	(98,470)	(84,123)	(14,347)	Accounts payable
Contract liabilities - noncurrent	(399)	—	(399)	Deferred credits and other liabilities - other
Net contract assets	$43,507	$25,417	$18,090

At September 30, 2018, the Company's net contract assets increased $18.1 million compared to December 31, 2017. Included in the change of total net contract assets was an increase in contract assets due to revenue recognized in excess of billings on contracts and an increase in contract liabilities due to billings on contracts in excess of revenues recognized. The Company recognized $10.3 million and $79.2 million in revenue for the three and nine months ended September 30, 2018, respectively, which was previously included in contract liabilities at December 31, 2017.
The Company recognized a net decrease in revenues of $8.7 million and $3.7 million for the three and nine months ended September 30, 2018, respectively, from performance obligations satisfied in prior periods, which primarily resulted from changes in estimates of variable consideration on certain construction contracts.
Note 9 - Acquisitions
In April 2018, the Company acquired Teevin & Fischer Quarry, LLC, an aggregate producer that provides crushed rock and gravel to construction and retail customers in Oregon. In June 2018, the Company acquired Tri-City Paving, Inc., a general contractor and aggregate, asphalt and ready-mixed concrete supplier in Minnesota. In July 2018, the Company acquired Molalla Redi-Mix and Rock Products, Inc., a producer of ready-mixed concrete in Oregon. As of September 30, 2018, the gross aggregate consideration for these acquisitions was $27.9 million in cash, subject to certain adjustments, and 713,948 shares of common stock with a market value of $20.1 million as of the respective acquisition date. Due to the holding period restriction on the common stock, the share consideration has been discounted to a fair value of approximately $18.0 million, as reflected in the Company's financial statements. The acquisitions are subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the businesses as of the closing dates. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.
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
Dakota Prairie Refining On June 24, 2016, WBI Energy entered into a membership interest purchase agreement with Tesoro to sell all of the outstanding membership interests in Dakota Prairie Refining to Tesoro. WBI Energy and Calumet each previously owned 50 percent of the Dakota Prairie Refining membership interests and were equal members in building and operating Dakota Prairie Refinery. To effectuate the sale, WBI Energy acquired Calumet’s 50 percent membership interest in Dakota Prairie Refining on June 27, 2016. The sale of the membership interests to Tesoro closed on June 27, 2016. The sale of Dakota Prairie Refining reduced the Company’s risk by decreasing exposure to commodity prices. As of September 30, 2018, the Company incurred no material exit and disposal costs related to the sale of Dakota Prairie Refining and does not expect to incur any future material exit and disposal costs.
At September 30, 2018, Centennial continued to guarantee certain debt obligations of Dakota Prairie Refining and Tesoro continued to indemnify Centennial for any losses and litigation expenses arising from the guarantee. On October 17, 2018, Centennial was released of any further liabilities or obligations under this guarantee. For more information related to the guarantee, see Note 17.

The carrying amounts of the major classes of assets and liabilities classified as held for sale, related to the operations of and activity associated with Dakota Prairie Refining, on the Consolidated Balance Sheets were as follows:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Assets
Current assets:
Income taxes receivable (a)	$1,640	$8,444	$1,778
Total current assets held for sale	1,640	8,444	1,778
Total assets held for sale	$1,640	$8,444	$1,778
Liabilities
Noncurrent liabilities:
Deferred income taxes (b)	$37	$55	$37
Total noncurrent liabilities held for sale	37	55	37
Total liabilities held for sale	$37	$55	$37

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to taxes payable and are reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to deferred charges and other assets - deferred income taxes and are reflected in noncurrent assets held for sale.

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
The carrying amounts of the major classes of assets and liabilities classified as held for sale, related to the operations of Fidelity, on the Consolidated Balance Sheets were as follows:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Assets
Current assets:
Receivables, net	$571	$304	$479
Total current assets held for sale	571	304	479
Noncurrent assets:
Net property, plant and equipment	—	2,064	1,631
Deferred income taxes	1,711	62,163	2,637
Other	161	161	161
Total noncurrent assets held for sale	1,872	64,388	4,429
Total assets held for sale	$2,443	$64,692	$4,908
Liabilities
Current liabilities:
Accounts payable	$188	$68	$30
Taxes payable	7,463	11,745	10,857
Other accrued liabilities	1,948	2,380	2,884
Total current liabilities held for sale	9,599	14,193	13,771
Total liabilities held for sale	$9,599	$14,193	$13,771

The Company's deferred tax assets included in assets held for sale were largely comprised of federal and state net operating loss carryforwards. The Company realized substantially all of the outstanding net operating loss carryforwards in 2017.
The Company has incurred $10.5 million of exit and disposal costs to date. As of September 30, 2018, the Company has incurred no exit and disposal costs for the year. As of September 30, 2017, the Company had incurred no exit and disposal costs for the year. The Company does not expect to incur any additional material exit and disposal costs related to the sale of Fidelity. The exit and disposal costs are associated with severance and other related matters.

Dakota Prairie Refining and Fidelity The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations, which includes Dakota Prairie Refining and Fidelity, to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018	2017
	(In thousands)
Operating revenues	$61	$121		$201	$356
Operating expenses	216	384		825	(4,988)
Operating income (loss)	(155)	(263)		(624)	5,344
Other income (expense)	—	—		12	(13)
Interest expense	—	—		575	239
Income (loss) from discontinued operations before income taxes	(155)	(263)		(1,187)	5,092
Income taxes	(37)	1,935	*	(1,272)	8,794	*
Income (loss) from discontinued operations	$(118)	$(2,198)		$85	$(3,702)

*	Includes the eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

The Company retained certain liabilities of Dakota Prairie Refining. In the first quarter of 2017, the Company recorded a reversal of the previously accrued liability of $7.0 million ($4.3 million after tax) due to the resolution of a legal matter.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Nine Months Ended September 30, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year*	Balance at September 30, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	8,412	184,702
Construction services	109,765	—	109,765
Total	$631,791	$8,412	$640,203

*	Relates to business acquisitions that occurred during the period, as discussed in Note 9.

Nine Months Ended September 30, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at September 30, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Year Ended December 31, 2017	Balance at January 1, 2017	Goodwill Acquired During the Year	Balance at December 31, 2017
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	—	176,290
Construction services	109,765	—	109,765
Total	$631,791	$—	$631,791

Other amortizable intangible assets were as follows:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Customer relationships	$15,920	$15,248	$15,248
Less accumulated amortization	13,342	13,176	13,382
	2,578	2,072	1,866
Noncompete agreements	2,606	2,430	2,430
Less accumulated amortization	1,911	1,769	1,805
	695	661	625
Other	6,458	7,020	6,990
Less accumulated amortization	5,413	5,544	5,644
	1,045	1,476	1,346
Total	$4,318	$4,209	$3,837

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2018, was $300,000 and $900,000, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2017, was $500,000 and $1.7 million, respectively. Estimated amortization expense for amortizable intangible assets is $1.4 million in 2018, $1.2 million in 2019, $600,000 in 2020, $400,000 in 2021, $400,000 in 2022 and $1.2 million thereafter.
Note 12 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $80.4 million, $75.0 million and $77.4 million, at September 30, 2018 and 2017, and December 31, 2017, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $2.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. The net unrealized gains on these investments were $1.9 million and $6.9 million for the three and nine months ended September 30, 2017, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income. In connection with the adoption of ASU 2017-07, as discussed in Note 6, the Company has elected to reclassify prior period unrealized gains from operation and maintenance expense to other income on the Consolidated Statements of Income.
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

September 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,550	$3	$251	$10,302
U.S. Treasury securities	179	—	—	179
Total	$10,729	$3	$251	$10,481

September 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,488	$11	$72	$9,427
U.S. Treasury securities	613	—	1	612
Total	$10,101	$11	$73	$10,039

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,342	$4	$129	$10,217
U.S. Treasury securities	205	—	1	204
Total	$10,547	$4	$130	$10,421

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the nine months ended September 30, 2018 and 2017, there were no transfers between Levels 1 and 2.
The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2018, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2018
	(In thousands)
Assets:
Money market funds	$—	$9,948	$—	$9,948
Insurance contract*	—	80,358	—	80,358
Available-for-sale securities:
Mortgage-backed securities	—	10,302	—	10,302
U.S. Treasury securities	—	179	—	179
Total assets measured at fair value	$—	$100,787	$—	$100,787

*
The insurance contract invests approximately 47 percent in fixed-income investments, 24 percent in common stock of large-cap companies, 13 percent in common stock of mid-cap companies, 12 percent in common stock of small-cap companies, 3 percent in target date investments and 1 percent in cash equivalents.

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

The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2018	$1,915,470	$1,987,360
Long-term debt at September 30, 2017	$1,740,552	$1,846,811
Long-term debt at December 31, 2017	$1,714,853	$1,826,256

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Interest, net*	$58,359	$58,119
Income taxes paid, net**	$8,887	$46,430

*	AFUDC - borrowed was $1.8 million and $676,000 for the nine months ended September 30, 2018 and 2017, respectively.

**	Income taxes paid, net of discontinued operations, were $5.1 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Property, plant and equipment additions in accounts payable	$34,594	$16,914	$29,263
Issuance of common stock in connection with acquisition	$17,993	$—	$—

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

The electric segment generates, transmits and distributes electricity in Montana, North Dakota, South Dakota and Wyoming. The natural gas distribution segment distributes natural gas in those states, as well as in Idaho, Minnesota, Oregon and Washington. These operations also supply related value-added services.
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
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2017 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$86,080	$91,531	$251,984	$254,330
Natural gas distribution	92,248	92,253	554,452	566,364
Pipeline and midstream	22,289	23,152	45,325	45,341
	200,617	206,936	851,761	866,035
Nonregulated operations:
Pipeline and midstream	6,782	5,356	16,640	13,518
Construction materials and contracting	743,763	686,010	1,466,435	1,388,212
Construction services	329,578	374,111	986,649	1,009,693
Other	47	135	193	654
	1,080,170	1,065,612	2,469,917	2,412,077
Total external operating revenues	$1,280,787	$1,272,548	$3,321,678	$3,278,112

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018	2017
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$—	$—		$—	$—
Natural gas distribution	—	—		—	—
Pipeline and midstream	3,070	3,081		31,252	30,923
	3,070	3,081		31,252	30,923
Nonregulated operations:
Pipeline and midstream	117	38		233	132
Construction materials and contracting	165	142		501	400
Construction services	782	415		1,332	715
Other	3,037	1,910		8,343	5,411
	4,101	2,505		10,409	6,658
Intersegment eliminations	(7,171)	(5,586)		(41,661)	(37,581)
Total intersegment operating revenues	$—	$—		$—	$—

Earnings (loss) on common stock:
Regulated operations:
Electric	$15,284	$15,712		$37,500	$37,904
Natural gas distribution	(11,887)	(10,883)		13,884	14,181
Pipeline and midstream	10,109	5,853		20,809	15,901
	13,506	10,682		72,193	67,986
Nonregulated operations:
Pipeline and midstream	848	95		1,136	(770)
Construction materials and contracting	78,876	63,221		79,691	64,477
Construction services	9,278	13,144		38,457	32,896
Other	4,861	552		1,928	(1,888)
	93,863	77,012		121,212	94,715
Intersegment eliminations	—	1,855	*	—	6,121	*
Earnings on common stock before income (loss) from discontinued operations	107,369	89,549		193,405	168,822
Income (loss) from discontinued operations, net of tax	(118)	(2,198)	*	85	(3,702)	*
Total earnings on common stock	$107,251	$87,351		$193,490	$165,120

*	Includes the eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$374	$377
Interest cost	3,648	4,052	725	816
Expected return on assets	(5,188)	(5,132)	(1,217)	(1,160)
Amortization of prior service credit	—	—	(349)	(343)
Amortization of net actuarial loss	1,751	1,589	160	213
Net periodic benefit cost (credit), including amount capitalized	211	509	(307)	(97)
Less amount capitalized	—	65	46	(95)
Net periodic benefit cost (credit)	$211	$444	$(353)	$(2)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30,	2018	2017	2018	2017
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1,121	$1,130
Interest cost	10,943	12,155	2,175	2,449
Expected return on assets	(15,565)	(15,395)	(3,650)	(3,480)
Amortization of prior service credit	—	—	(1,046)	(1,029)
Amortization of net actuarial loss	5,254	4,767	480	649
Net periodic benefit cost (credit), including amount capitalized	632	1,527	(920)	(281)
Less amount capitalized	—	245	128	(248)
Net periodic benefit cost (credit)	$632	$1,282	$(1,048)	$(33)

In accordance with ASU 2017-07, the components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees that generally provide for defined benefit payments at age 65 following the employee's retirement or, upon death, to their beneficiaries for a 15-year period. In February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2018, was $1.1 million and $3.3 million, respectively. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2017, was $1.2 million and $3.5 million, respectively. In accordance with ASU 2017-07, the components of net periodic benefit cost for these plans, which does not contain any service costs, are included in other income on the Consolidated Statements of Income.
Note 16 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in the following paragraphs. The jurisdictions in which the Company provides service have requested the Company furnish plans for the effect of the reduced corporate tax rate due to the enactment of the TCJA which may impact the Company's rates. The following paragraphs include additional details and statuses of each open request.
MNPUC
On December 29, 2017, the MNPUC issued a notice of investigation related to tax changes with the enactment of the TCJA. On January 19, 2018, the MNPUC issued a notice of request for information, commission planning meeting and subsequent comment period. Pursuant to the notice, Great Plains provided preliminary impacts of the TCJA on January 30, 2018. On

March 2, 2018, Great Plains submitted its initial filing addressing the impacts of the TCJA advocating existing rates are reasonable and a reduction in rates is not warranted. On August 9, 2018, the MNPUC ruled that Great Plains reduce rates to reflect TCJA impacts and to also provide a one-time refund that captures the TCJA impacts from January 1, 2018 through the implementation date of new rates. To date, an order by the MNPUC has not been issued. This matter is pending before the MNPUC.
MTPSC
On December 27, 2017, the MTPSC requested Montana-Dakota identify a plan for the impacts of the TCJA and to file a proposal for the impacts on the electric segment by March 31, 2018. On April 2, 2018, Montana-Dakota submitted its plan requesting the MTPSC recognize the identified need for additional rate relief and to consider the effects of the TCJA in a general electric rate case to be submitted by September 30, 2018. Montana-Dakota submitted the general electric rate case on September 28, 2018, as discussed below. A hearing is scheduled for December 4, 2018. This matter is pending before the MTPSC.
On September 28, 2018, Montana-Dakota filed an application with the MTPSC for an electric rate increase of approximately $11.9 million annually or approximately 18.9 percent above current rates. The requested increase is primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. The increase was offset by tax savings related to the TCJA. Montana-Dakota requested an interim increase of approximately $4.6 million or approximately 7.3 percent, subject to refund. This matter is pending before the MTPSC.
NDPSC
On July 21, 2017, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $5.9 million annually or approximately 5.4 percent above current rates. The requested increase is primarily to recover the increased investment in distribution facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota also introduced a SSIP and the proposed adjustment mechanism required to fund the SSIP. Montana-Dakota requested an interim increase of approximately $4.6 million or approximately 4.2 percent, subject to refund. On September 6, 2017, the NDPSC approved the request for interim rates effective with service rendered on or after September 19, 2017. On February 14, 2018, Montana-Dakota filed a revised interim increase request of approximately $2.7 million, subject to refund, incorporating the estimated impacts of the TCJA reduction in the federal corporate income tax rate. On March 1, 2018, the updated interim rates were implemented. The impact of the TCJA was submitted as part of a rebuttal testimony identifying a reduction of the adjusted revenue requirement to approximately $3.6 million. A hearing was held May 30, 2018 through June 1, 2018. On July 19, 2018, a settlement was filed reflecting a revised annual revenue increase of approximately $2.5 million or approximately 2.3 percent. The proposed adjustment mechanism to fund the SSIP was not included in the settlement and will be decided on separately by the NDPSC. On September 26, 2018, the NDPSC issued an order approving the settlement as filed but did not approve the SSIP recovery mechanism. On October 5, 2018, Montana-Dakota submitted a compliance filing, which included a refund plan for the interim amount to be refunded to customers. This matter is pending before the NDPSC.
On January 10, 2018, the NDPSC issued a general order initiating the investigation into the effects of the TCJA. The order required regulatory deferral accounting on the impacts of the TCJA and for companies to file comments and the expected impacts. On February 15, 2018, Montana-Dakota filed a summary of the primary impacts of the TCJA on the electric and natural gas utilities. On March 9, 2018, Montana-Dakota submitted a request to decrease its electric rates by $7.2 million or 3.9 percent annually. On August 10, 2018, a settlement agreement was filed requesting a decrease in rates of approximately $8.4 million. On September 26, 2018, the NDPSC issued an order approving the settlement along with requiring an additional adjustment to the rates to return 100 percent of the tax-effective 2018 excess deferred income taxes. On October 10, 2018, Montana-Dakota submitted a compliance filing, which included a refund plan for the interim amount to be refunded to customers. This matter is pending before the NDPSC.
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
SDPUC
On December 29, 2017, the SDPUC issued an order initiating the investigation into the effects of the TCJA. The order required Montana-Dakota to provide comments by February 1, 2018, regarding the general effects of the TCJA on the cost of service in South Dakota and possible mechanisms for adjusting rates. The order also stated that all rates impacted by the federal income tax shall be adjusted effective January 1, 2018, subject to refund. On May 4, 2018 and June 2, 2018, Montana-Dakota submitted detailed plans to address the TCJA impacts on the natural gas and electric utilities, respectively, to the SDPUC staff. On September 28, 2018, a settlement agreement was submitted to the SDPUC reflecting a proposal to refund approximately$600,000 to electric customers and approximately $1.3 million to natural gas customers. These refunds reflect the impact of the

TCJA on 2018. On October 23, 2018, an order was issued by the SDPUC approving the settlement agreement. Proposed rate changes to reflect 2018 pro forma results and the TCJA impacts will be submitted by December 1, 2018.
WUTC
On August 31, 2017, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $5.9 million annually or approximately 2.7 percent above current rates. The requested increase includes costs associated with increased infrastructure investment and the associated operating expenses. Also included in the request is recovery of operation and maintenance costs associated with a maximum allowable operating pressure validation plan. On January 3, 2018, the WUTC filed a bench request requiring Cascade to provide information related to the impacts of the TCJA on Cascade's revenue requirement and a proposed ratemaking treatment of those impacts. On March 23, 2018, Cascade filed its rebuttal testimony revising the revenue requirement to a decrease of approximately $1.7 million annually, which includes the impacts of the TCJA. On May 17, 2018, Cascade, the WUTC staff and interveners in the case reached a settlement on all matters in the rate case except the treatment of interim tax benefits for the period January 1, 2018 through July 31, 2018. The settlement included an overall annual rate reduction of approximately $2.9 million or approximately 1.4 percent plus specific tariffs passing excess deferred income taxes back to customers totaling approximately $2.5 million. On July 20, 2018, the WUTC approved the settlement reflecting a decrease in annual revenues, as well as refunding an additional $1.6 million for the interim tax benefits for the period of January 1, 2018 through July 31, 2018. The refund of excess deferred income taxes and interim tax benefits is over a fifteen month period. These changes were effective August 1, 2018.
On June 1, 2018, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of $2.3 million or approximately 1.1 percent. On October 11 2018, Cascade filed a revised increase in annual revenue of $2.1 million or approximately 1.0 percent. The increase will go into effect on November 1, 2018.
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
FERC
Montana-Dakota and certain MISO Transmission Owners with projected rates submitted a filing to the FERC on February 1, 2018, requesting the FERC to waive certain provisions of the MISO tariff in order for Montana-Dakota and certain MISO Transmission Owners with projected rates to revise their rates to reflect the reduction in the corporate tax rate. Under the MISO tariff, rates are to be changed only on an annual basis with any changes reflected in subsequent true-ups. On March 15, 2018, the FERC approved the waiver request and new rates reflecting the effects of the TCJA were implemented by MISO on March 1, 2018. MISO also retroactively re-billed the January and February 2018 services to reflect the new rates. On September 4, 2018, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for the multivalue project for $12.5 million, which is effective January 1, 2019.
On July 18, 2018, the FERC issued a final rule on Rate Changes Relating to Federal Income Tax Rate reductions resulting from the TCJA which requires natural gas pipeline companies to make a one-time informational filing to evaluate the impact of the lower corporate income tax rate and also select one of four options presented by the FERC to address the impact. In accordance with WBI Energy Transmission’s offer of settlement and stipulation and agreement with the FERC dated June 4, 2014, the Company is to make a filing with new proposed rates to be effective no later than May 1, 2019. On October 31, 2018, the Company filed a rate case with the FERC with rates effective May 1, 2019. Due to the timing of the rate case filing, the Company will be exempt from the one-time informational filing required by the FERC’s final rule.
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

The Company accrued liabilities of $30.4 million, $34.3 million and $35.4 million, which have not been discounted, including liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at September 30, 2018 and 2017, and December 31, 2017, respectively. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
Manufactured Gas Plant Sites There are three claims against Cascade for cleanup of environmental contamination at manufactured gas plant sites operated by Cascade's predecessors. The accruals related to these claims are reflected in regulatory assets.
The first claim is for contamination at a site in Eugene, Oregon which was received in 1995. The Oregon DEQ released an ROD in January 2015 that selected a remediation alternative for the site as recommended in an earlier staff report. The total estimated cost for the selected remediation, including long-term maintenance, is approximately $3.5 million of which $400,000 has been incurred. Cascade and other PRPs will share in the cleanup costs with Cascade expecting to pay approximately 50 percent of the remediation and maintenance costs. Cascade has an accrual balance of $1.6 million for remediation of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012. Cascade received orders reauthorizing the deferred accounting for the 12-month periods starting November 30, 2013, December 1, 2014, December 1, 2015, December 1, 2016 and December 1, 2017.
The second claim is for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $2.7 million has been incurred. Cascade has accrued $4.9 million for the remedial investigation and feasibility study, as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
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
Guarantees
In June 2016, WBI Energy sold all of the outstanding membership interests in Dakota Prairie Refining. In connection with the sale, Centennial agreed to continue to guarantee certain debt obligations of Dakota Prairie Refining which totaled $49.9 million at September 30, 2018, and were expected to mature in 2023. Tesoro agreed to indemnify Centennial for any losses and litigation expenses arising from the guarantee. The estimated fair value of the indemnity asset is reflected in deferred charges and other assets - other and the guarantee liability is reflected in other accrued liabilities and deferred credits and other liabilities - other, on the Consolidated Balance Sheets. Continuation of the guarantee was required as a condition to the sale of Dakota Prairie Refining. On October 17, 2018, Centennial was released from this guarantee of certain debt obligations of Dakota Prairie Refining.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2018, the fixed maximum amounts guaranteed under these agreements aggregated $197.2 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $1.1 million in 2018; $114.9 million in 2019; $74.2 million in 2020; $500,000 in 2021; $500,000 in 2022; $2.0 million thereafter; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at September 30, 2018. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2018, the fixed maximum amounts guaranteed under these letters of credit aggregated $29.5 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $28.0 million in 2018 and $1.5 million in 2019. There were no amounts outstanding under the above letters of credit at September 30, 2018. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2018.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2018, approximately $619.6 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
The coal supply agreement creates a variable interest in Coyote Creek due to the transfer of all operating and economic risk to the Coyote Station owners, as the agreement is structured so that the price of the coal will cover all costs of operations, as well as future reclamation costs. The Coyote Station owners are also providing a guarantee of the value of the assets of Coyote Creek as they would be required to buy the assets at book value should they terminate the contract prior to the end of the contract term and are providing a guarantee of the value of the equity of Coyote Creek in that they are required to buy the entity at the end of the contract term at equity value. Although the Company has determined that Coyote Creek is a VIE, the Company has concluded that it is not the primary beneficiary of Coyote Creek because the authority to direct the activities of the entity is shared by the four unrelated owners of the Coyote Station, with no primary beneficiary existing. As a result, Coyote Creek is not required to be consolidated in the Company's financial statements.
At September 30, 2018, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $39.2 million.
Note 18 - Subsequent Events
On October 4, 2018, the Company acquired Sweetman Construction Company, a provider of aggregates, asphalt and ready-mixed concrete in South Dakota, which will be included in the Company's construction materials and contracting segment. To date, the initial accounting for the acquisition is incomplete. Due to the limited time since the date of the acquisition, it is impracticable for the Company to make business combination disclosures related to the acquisition. The Company is still gathering the necessary information to provide such disclosures in future filings.
On October 18, 2018, the Company entered into a $100.0 million term loan agreement with a variable interest rate, which matures on November 18, 2019.
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
The Company is organized into five reportable business segments. These business segments include: electric, natural gas distribution, pipeline and midstream, construction materials and contracting, and construction services. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.
The Company's strategy is to apply its expertise in the regulated energy delivery and construction materials and services businesses to increase market share, increase profitability and enhance shareholder value through organic growth opportunities and strategic acquisitions. The Company is focused on a disciplined approach to the acquisition of well-managed companies and properties.
The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper facilities, revolving credit facilities, term loans and the issuance from time to time of debt and equity securities. For more information on the Company's capital expenditures, see Liquidity and Capital Commitments.
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

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Electric	$15.3	$15.7	$37.5	$37.9
Natural gas distribution	(11.9)	(10.9)	13.9	14.2
Pipeline and midstream	11.0	6.0	21.9	15.1
Construction materials and contracting	78.9	63.2	79.7	64.5
Construction services	9.3	13.1	38.5	32.9
Other	4.8	.6	1.9	(1.9)
Intersegment eliminations	—	1.9	—	6.1
Earnings before discontinued operations	107.4	89.6	193.4	168.8
Income (loss) from discontinued operations, net of tax	(.1)	(2.2)	.1	(3.7)
Earnings on common stock	$107.3	$87.4	$193.5	$165.1
Earnings per common share - basic:
Earnings before discontinued operations	$.55	$.46	$.99	$.86
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per common share - basic	$.55	$.45	$.99	$.85
Earnings per common share - diluted:
Earnings before discontinued operations	$.55	$.46	$.99	$.86
Discontinued operations, net of tax	—	(.01)	—	(.02)
Earnings per common share - diluted	$.55	$.45	$.99	$.84
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 The Company recognized consolidated earnings of $107.3 million for the quarter ended September 30, 2018, compared to $87.4 million for the same period in 2017.
Positively impacting the Company's earnings were decreased income taxes across all business segments as a result of lower corporate tax rates due to the TCJA and a $4.2 million tax benefit for the reversal of a regulatory liability at the pipeline and midstream business based on a FERC final accounting order issued during the third quarter. At the construction materials and contracting business, higher asphalt product volumes and margins and higher construction revenues and margins contributed to the increased earnings. The Company's earnings were negatively impacted from a net decrease in revenues due to changes in estimates of variable consideration related to certain construction contracts at the construction services business, as well as increased operation and maintenance expense and reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes as a result of the TCJA at the natural gas distribution business.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 The Company recognized consolidated earnings of $193.5 million for the nine months ended September 30, 2018, compared to $165.1 million for the same period in 2017.
Positively impacting the Company's earnings were decreased income taxes across all business segments as a result of lower corporate tax rates due to the TCJA and a tax benefit from the reversal of a regulatory liability at the pipeline and midstream business, as previously discussed. The earnings at the construction materials and contracting business increased due to higher construction revenues and margins resulting from favorable job performance and strong demand in certain regions. Higher nonregulated project revenues and transportation revenues at the pipeline and midstream business also contributed to the increase in earnings. The construction services business had increased earnings as a result of higher equipment sales and rentals partially offset by a net decrease in revenues due to changes in estimates of variable consideration related to certain construction contracts.
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
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 14. Both segments strive to be a top performing utility company measured by integrity, safety, employee satisfaction, customer service and shareholder return, while continuing to focus on providing safe, reliable and competitively priced energy and related services to customers. The Company continues to monitor opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation and transmission and natural gas systems, and through selected acquisitions of companies and properties at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, system integrity and environmental regulations. To assist in the reduction of regulatory lag with the increase in investments, tracking mechanisms have been implemented in certain jurisdictions. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas and result in the retirement of certain electric generating facilities before they are fully depreciated. Although the current administration has slowed environmental regulations, the segments continue to invest in facility upgrades to be in compliance with the existing and future regulations.
Tariff increases on steel and aluminum materials could negatively affect the segments' construction projects and maintenance work. The Company continues to monitor the impact tariff increases will have on raw material costs. The natural gas distribution segment is also facing increased lead times on delivery of certain raw materials used in pipeline projects. In addition to the effect of tariffs, long lead times are attributable to increased demand for steel products from pipeline companies as they respond to the United States Department of Transportation Pipeline System Safety and Integrity Plan. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the extended lead times.
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

Earnings overview - electric The following information summarizes the performance of the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions, where applicable)
Operating revenues	$86.1	$91.5	$252.0	$254.3
Electric fuel and purchased power	18.4	18.9	58.9	57.5
Taxes, other than income	.2	.2	.6	.6
Adjusted gross margin	67.5	72.4	192.5	196.2
Operating expenses:
Operation and maintenance	30.1	31.0	91.3	89.0
Depreciation, depletion and amortization	12.6	12.2	37.7	35.5
Taxes, other than income	3.7	3.5	11.2	10.5
Total operating expenses	46.4	46.7	140.2	135.0
Operating income	21.1	25.7	52.3	61.2
Other income	.8	.8	2.1	2.2
Interest expense	6.3	6.4	19.4	19.0
Income before income taxes	15.6	20.1	35.0	44.4
Income taxes	.3	4.4	(2.5)	5.9
Net income	15.3	15.7	37.5	38.5
Loss/dividends on preferred stock	—	—	—	.6
Earnings	$15.3	$15.7	$37.5	$37.9
Retail sales (million kWh):
Residential	282.9	278.7	903.0	860.2
Commercial	374.3	377.7	1,131.7	1,122.7
Industrial	132.9	133.7	406.8	395.9
Other	24.5	28.5	70.5	75.7
	814.6	818.6	2,512.0	2,454.5
Average cost of electric fuel and purchased power per kWh	$.021	$.021	$.022	$.022
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see Non-GAAP Financial Measures.
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 Electric earnings decreased $400,000 (3 percent) as a result of:
Adjusted gross margin: Decrease of $4.9 million, primarily due to lower operating revenues driven by the reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of the TCJA and a transmission formula rate adjustment due to a decrease in estimated costs on the BSSE project.
Operation and maintenance: Decrease of $900,000, largely from decreased payroll-related costs.
Depreciation, depletion and amortization: Increase of $400,000 as a result of increased plant balances.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $4.1 million due to the enactment of the TCJA reduced corporate tax rate on January 1, 2018, which had a favorable impact compared to the third quarter of 2017, as well as the reduction of income before income taxes. A majority of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 Electric earnings decreased $400,000 (1 percent) as a result of:
Adjusted gross margin: Decrease of $3.7 million, primarily due to lower operating revenues driven by the reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of the TCJA and a transmission formula rate adjustment due to a decrease in estimated costs on the BSSE project. Partially offsetting the decreases to adjusted gross margin were the absence in 2018 of reserves against revenues related to tracker balances in prior years and increased retail sales volumes of 2 percent to all customer classes.
Operation and maintenance: Increase of $2.3 million, largely from higher contract services at generating stations and payroll-related costs.
Depreciation, depletion and amortization: Increase of $2.2 million as a result of increased plant balances.
Taxes, other than income: Increase of $700,000, primarily from higher property taxes in certain jurisdictions.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $400,000 as a result of higher debt balances.
Income taxes: Decrease of $8.4 million due to the enactment of the TCJA reduced corporate tax rate, which had a favorable impact compared to the nine months ended September 30, 2017, and reduced income before income taxes. A majority of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings. Partially offsetting the decrease in taxes were lower production tax credits.

Earnings overview - natural gas distribution The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions, where applicable)
Operating revenues	$92.2	$92.3	$554.5	$566.4
Purchased natural gas sold	35.2	36.4	301.6	314.9
Taxes, other than income	3.1	3.0	21.0	21.9
Adjusted gross margin	53.9	52.9	231.9	229.6
Operating expenses:
Operation and maintenance	42.1	39.8	129.4	119.8
Depreciation, depletion and amortization	18.1	17.4	53.5	51.7
Taxes, other than income	5.4	5.2	16.5	15.4
Total operating expenses	65.6	62.4	199.4	186.9
Operating income (loss)	(11.7)	(9.5)	32.5	42.7
Other income	.7	.7	2.0	1.6
Interest expense	7.7	7.9	22.6	23.1
Income (loss) before income taxes	(18.7)	(16.7)	11.9	21.2
Income taxes	(6.8)	(5.8)	(2.0)	6.9
Net income (loss)	(11.9)	(10.9)	13.9	14.3
Loss/dividends on preferred stock	—	—	—	.1
Earnings (loss)	$(11.9)	$(10.9)	$13.9	$14.2
Volumes (MMdk)
Retail sales:
Residential	4.0	3.9	40.4	40.4
Commercial	4.0	4.0	29.0	29.0
Industrial	.8	.8	3.2	3.3
	8.8	8.7	72.6	72.7
Transportation sales:
Commercial	.3	.3	1.5	1.4
Industrial	42.0	35.8	108.1	102.1
	42.3	36.1	109.6	103.5
Total throughput	51.1	44.8	182.2	176.2
Average cost of natural gas, including transportation, per dk	$4.00	$4.20	$4.16	$4.33
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see Non-GAAP Financial Measures.
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 Natural gas distribution experienced an increased seasonal loss of $1.0 million (9 percent) as a result of:
Adjusted gross margin: Increase of $1.0 million resulting from approved rate recovery, as well as conservation revenue offsetting the conservation expense in operation and maintenance expense. These increases were partially offset by reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of the TCJA.
Operation and maintenance: Increase of $2.3 million, primarily conservation expenses being recovered in revenue, higher contract services and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $700,000, primarily as a result of increased plant balances offset in part by lower depreciation rates implemented in certain jurisdictions.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.

Income taxes: Increase in income tax benefits of $1.0 million as a result of increased loss before income taxes, partially offset by the reduced corporate tax rate creating less of a benefit due to the enactment of the TCJA. A portion of the reduction in income taxes are being reserved against revenues, as previously discussed.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 Natural gas distribution earnings decreased $300,000 (2 percent) as a result of:
Adjusted gross margin: Increase of $2.3 million, largely resulting from approved rate recovery and conservation revenue, which offsets the conservation expense in operation and maintenance expense, offset in part by the reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of the TCJA. Partially offsetting the increase were lower retail sales volumes reduced in part by weather normalization mechanisms in certain jurisdictions.
Operation and maintenance: Increase of $9.6 million, largely related to conservation expenses being recovered in revenue; contract services, which includes the recognition of a non-recurring expense related to the approved WUTC general rate case settlement in second quarter 2018; and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $1.8 million, primarily as a result of increased plant balances offset in part by lower depreciation rates implemented in certain jurisdictions.
Taxes, other than income: Increase of $1.1 million due to higher property taxes in certain jurisdictions.
Other income: Increase of $400,000 due to lower net periodic benefit costs.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $8.9 million, largely due to the enactment of the TCJA on January 1, 2018, which had a favorable impact compared to the nine months ended September 30, 2017, and reduced income before income taxes. A portion of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings.
Outlook Operations are spread across eight states where the Company expects customer growth to be higher than the national average. Customer growth is expected to grow by 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new electric generation and transmission and natural gas systems.
In November 2017, the NDPSC approved the advance determination of prudence for the purchase of the Thunder Spirit Wind farm expansion in southwest North Dakota. Construction of the Thunder Spirit Wind farm expansion began in May 2018. In February 2018, the Company signed a purchase agreement to obtain ownership of the expansion. In August 2018, the FERC granted approval for the Company to purchase the Thunder Spirit Wind farm expansion and on October 31, 2018, the Company finalized the purchase and placed into service the Thunder Spirit Wind farm expansion. With the addition of the expansion, the total Thunder Spirit Wind farm generation capacity will be approximately 155 MW and will increase the Company's electric generation portfolio to approximately 27 percent renewables based on nameplate ratings. The Company's integrated resource plans filed in North Dakota and Montana in 2017 include additional generation projects in the 2025 timeframe.
In June 2016, the Company, along with a partner, began construction on the BSSE project. The estimated capital investment for this project has been narrowed to a range of $130 million to $140 million. All necessary easements have been secured and construction is well underway. The project is expected to be completed in the first quarter of 2019.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 16.
With the enactment of the TCJA, the state regulators in jurisdictions where the segments operate have requested companies submit plans for the estimated impact of the TCJA. The segments determined the use of the deferral method of accounting for the revaluation of its regulated deferred tax assets and liabilities was appropriate. As such, the Company recorded a regulatory liability for the excess deferred income taxes that related to the effect of the change in tax rates on its regulated deferred tax assets and liabilities in the fourth quarter of 2017. For the nine months ended September 30, 2018, the Company reserved an additional regulatory liability of approximately $16.0 million, which is an offset to the Company's revenues, as previously discussed. The additional reserves were calculated by completing a revenue requirement calculation in each state where the Company thought it was probable that the refund of tax savings would be returned to the Company's customers. The Company continues to work with the state regulators on plans for the impacts of the TCJA, as discussed in Note 16. The Company anticipates the TCJA will negatively impact the segments' cash flows due to not being able to immediately expense utility property for tax purposes, as well as lower deferred taxes.
The Company currently does not have any labor contracts in negotiations at the electric and natural gas distribution segments.

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
Tariff increases on steel and aluminum materials could negatively affect the segment's construction projects and maintenance work. The Company continues to monitor the impact tariff increases will have on raw material costs. The segment experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. Long lead times on materials could delay maintenance work and project construction potentially causing lost revenues and/or increased costs. The Company continues to proactively monitor and plan for the material lead times, as well as work with manufacturers and suppliers to help mitigate the extended lead times.
The pipeline and midstream segment is subject to extensive regulation including certain operational, system integrity and environmental regulations, as well as various permit terms and operational compliance conditions. The segment is charged with the ongoing process of reviewing existing permits and easements, as well as securing new permits and easements as necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.
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

Earnings overview - The following information summarizes the performance of the pipeline and midstream segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating revenues	$32.3	$31.6	$93.5	$89.9
Operating expenses:
Operation and maintenance	15.9	13.9	45.5	41.6
Depreciation, depletion and amortization	4.3	4.2	13.1	12.4
Taxes, other than income	3.0	3.1	9.2	9.2
Total operating expenses	23.2	21.2	67.8	63.2
Operating income	9.1	10.4	25.7	26.7
Other income	.8	.3	1.3	1.2
Interest expense	1.6	1.2	4.1	3.8
Income before income taxes	8.3	9.5	22.9	24.1
Income taxes	(2.7)	3.5	1.0	9.0
Earnings	$11.0	$6.0	$21.9	$15.1
Transportation volumes (MMdk)	92.7	82.4	259.3	229.0
Natural gas gathering volumes (MMdk)	3.8	4.1	11.2	12.1
Customer natural gas storage balance (MMdk):
Beginning of period	16.2	25.1	22.4	26.4
Net injection	7.1	9.5	.9	8.2
End of period	23.3	34.6	23.3	34.6
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 Pipeline and midstream earnings increased $5.0 million (84 percent) as a result of:
Revenues: Increase of $700,000, largely attributable to higher nonregulated project revenues of $1.6 million, resulting from increased project workloads. The segment also had increased volumes of natural gas transported through its system as a result of an organic growth project completed in September 2018, which were more than offset by decreased storage related revenue reflecting the decrease in natural gas pricing spreads, as discussed in the Outlook section.
Operation and maintenance: Increase of $2.0 million, primarily from higher nonregulated project costs directly related to the increase in nonregulated project workloads, as previously discussed, as well as higher material costs, contract services and professional services. Partially offsetting these increases were lower payroll-related costs.
Depreciation, depletion and amortization: Comparable to the same period in prior year.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Increase of $500,000 as a result of higher AFUDC.
Interest expense: Increase of $400,000, largely resulting from higher debt balances.
Income taxes: Decrease of $6.2 million, primarily due to the realization of a $4.2 million benefit related to the reversal of a regulatory liability recorded in 2017 based on a FERC final accounting order issued during third quarter of 2018, lower corporate tax rate resulting from the enactment of the TCJA and the reduction of income before income taxes.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 Pipeline and midstream earnings increased $6.8 million (45 percent) as a result of:
Revenues: Increase of $3.6 million, largely attributable to higher nonregulated project revenues, as previously discussed, and higher transportation revenues of $1.4 million as a result of organic growth projects completed in the second quarter of 2017 and September 2018, which contributed to increased volumes of natural gas being transported through its system. These increases were partially offset by decreased storage related revenues reflecting the decrease in natural gas pricing spreads, as discussed in the Outlook section.
Operation and maintenance: Increase of $3.9 million, primarily from higher nonregulated project costs, as previously discussed, materials, professional services and contract services.
Depreciation, depletion and amortization: Increase of $700,000, largely resulting from organic growth projects.

Taxes, other than income: Comparable to the same period in prior year.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $300,000, largely resulting from higher debt balances.
Income taxes: Decrease of $8.0 million, primarily due to the realization of a $4.2 million benefit, as previously discussed, lower corporate tax rate resulting from the enactment of the TCJA and the reduction of income before income taxes.
Outlook The Company has continued to experience the effects of natural gas production at record levels which is keeping downward pressure on natural gas prices and spreads in the near term. The Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The following describes recent growth projects.
Construction on the Company's Valley Expansion project, a 38-mile pipeline that will deliver natural gas supply to eastern North Dakota and far western Minnesota, began in May 2018. The project, which is designed to transport 40 MMcf of natural gas per day, is under the jurisdiction of the FERC. Construction is on schedule with an in-service date in November 2018.
In September 2018, the Company completed construction and placed into service Line Section 27 Expansion project in the Bakken area of northwestern North Dakota. The project includes approximately 13 miles of new pipeline and associated facilities. The project increases capacity by over 200 MMcf per day and brings total capacity of Line Section 27 to over 600 MMcf per day.
Earlier this year, the Company announced two additional natural gas pipeline growth projects, the Demicks Lake project and Line Section 22 Expansion project. The Company has signed long-term commitment contracts supporting both projects. The Demicks Lake project, which includes approximately 14 miles of 20-inch pipe and will increase capacity by 175 MMcf per day, is located in McKenzie County, North Dakota. Construction is expected to begin in 2019, with an in-service date in the fall of 2019. The Line Section 22 Expansion project in the Billings, Montana, area is also scheduled for construction in 2019, with an expected in-service date in late 2019. The project will increase capacity by 22.5 MMcf per day to serve incremental demand in Billings, Montana.
In 2017, the Company completed and placed into service the Charbonneau and Line Section 25 expansion projects, which include a new compression station, as well as other compressor additions and enhancements at existing stations. Partly due to the completion of these two expansion projects and the Line Section 27 project, the Company continues to transport increasing volumes of natural gas through its system.
The impact of the TCJA on the pipeline and midstream segment remains uncertain. As such, the regulated pipeline is using the deferral method of accounting for the revaluation of its regulated deferred tax assets and liabilities associated with non-negotiated rate contracts. No reserves have been established as a result of the TCJA enactment. The Company continues to monitor the FERC activity regarding TCJA, as discussed in Note 16.
The Company currently does not have any labor contracts in negotiations at the pipeline and midstream segment.
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
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise. The Company's acquisitions thus far in 2018 support this strategy.
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
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating revenues	$743.9	$686.1	$1,466.9	$1,388.6
Cost of sales:
Operation and maintenance	586.0	537.1	1,210.9	1,143.5
Depreciation, depletion and amortization	15.1	13.2	42.1	39.3
Taxes, other than income	11.8	11.3	30.8	29.7
Total cost of sales	612.9	561.6	1,283.8	1,212.5
Gross margin	131.0	124.5	183.1	176.1
Selling, general and administrative expense:
Operation and maintenance	20.1	18.1	57.3	55.1
Depreciation, depletion and amortization	.5	.8	1.6	2.8
Taxes, other than income	.8	.7	3.6	3.2
Total selling, general and administrative expense	21.4	19.6	62.5	61.1
Operating income	109.6	104.9	120.6	115.0
Other income (expense)	(.1)	(.1)	(1.0)	.2
Interest expense	4.4	3.8	12.5	11.3
Income before income taxes	105.1	101.0	107.1	103.9
Income taxes	26.2	37.8	27.4	39.4
Earnings	$78.9	$63.2	$79.7	$64.5
Sales (000's):
Aggregates (tons)	10,366	10,078	21,860	20,957
Asphalt (tons)	3,380	3,009	5,581	5,054
Ready-mixed concrete (cubic yards)	1,103	1,098	2,623	2,697
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 Construction materials and contracting's earnings increased $15.7 million (25 percent) as a result of:
Revenues: Increase of $57.8 million, primarily the result of increased asphalt product volumes, largely attributable to recent acquisitions and increased agency work. Also contributing to increased revenue was the strong demand in certain regions for construction work.
Gross margin: Increase of $6.5 million resulting from higher asphalt product volumes and margins, largely attributable to recent acquisitions, lower mobilization costs and increased agency work. Also contributing to the increase was higher construction revenues and margins due to favorable job performance and strong demand in certain regions. Partially offsetting these margin increases were decreased margins on other product lines.
Selling, general and administrative expense: Increase of $1.8 million, primarily payroll-related costs and professional services related to the recent acquisitions.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $600,000, largely resulting from higher debt balances as a result of recent acquisitions, capital expenditures and higher working capital needs.
Income taxes: Decrease of $11.6 million due to the enactment of the TCJA that lowered the corporate tax rate.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 Construction materials and contracting's earnings increased $15.2 million (24 percent) as a result of:
Revenues: Increase of $78.3 million, primarily the result of increased asphalt product volumes due to increased agency demand and increased aggregate volumes as a result of strong market demand. Also contributing to increased revenue was the strong demand in certain regions for construction work.

Gross margin: Increase of $7.0 million resulting from higher construction revenues and margins, which were positively impacted by favorable job performance and strong demand in certain regions. Also contributing to the increase were higher asphalt product volumes and margins due to increased agency demand and timing of projects and higher aggregate volumes and margins due to strong market demand. Partially offsetting these increases were lower ready-mixed concrete volumes and margins due to a decrease in available work and unfavorable weather conditions and decreased margins on other product lines.
Selling, general and administrative expense: Increase of $1.4 million, largely professional services related to the acquisitions in 2018.
Other income: Decrease of $1.2 million, largely the result of lower returns on investments.
Interest expense: Increase of $1.2 million, largely resulting from higher debt balances.
Income taxes: Decrease of $12.0 million due to the enactment of the TCJA that lowered the corporate tax rate.
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
The Company remains optimistic about overall economic growth and infrastructure spending. The IBIS World Industry Report issued in May 2018 for sand and gravel mining in the United States projects a 1.8 percent annual growth rate over the next five years. The report also states the demand for clay and refractory materials is projected to continue deteriorating in several downstream manufacturing industries, but this decline will be offset by stronger demand from the housing market and buoyant demand from the highway and bridge construction market. This stronger demand in the housing markets along with continued demand from the highway and bridge construction markets should provide a stable demand for construction materials and contracting products and services in the near future.
In April 2018, the Company acquired Teevin & Fischer Quarry, LLC, a crushed rock and gravel supplier in northwestern Oregon. In June 2018, the Company acquired Tri-City Paving, Inc., a general contractor and aggregate, asphalt and ready-mixed concrete supplier headquartered in Little Falls, Minnesota. In July 2018, the Company acquired Molalla Redi-Mix and Rock Products, Inc., which produces ready-mixed concrete in Molalla, Oregon. In October, 2018, the Company acquired Sweetman Construction Company, a premier provider of aggregates, asphalt and ready-mixed concrete in Sioux Falls, South Dakota. These acquisitions are expected to be accretive to the segment's earnings for 2018, as well as into 2019. The Company continues to evaluate additional acquisition opportunities. For more information on these acquisitions, see Notes 9 and 18.
The construction materials and contracting backlog at September 30, 2018, was $590.0 million, up from $519.7 million at September 30, 2017. The increase in backlog was primarily attributable to increased state agency work.
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
The Company currently does not have any labor contracts in negotiations at the construction materials and contracting segment.
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
The construction services segment faces challenges in the highly competitive markets in which it operates. Competitive pricing environments, project delays, changes in management's estimates of variable consideration and the effects of restrictive regulatory requirements have negatively impacted revenues and margins in the past and could affect revenues and margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions, declines or delays in new projects due to the cyclical nature of the construction industry and other factors. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Operating revenues	$330.4	$374.5	$988.0	$1,010.4
Cost of sales:
Operation and maintenance	289.3	318.6	838.0	856.1
Depreciation, depletion and amortization	3.5	3.5	10.7	10.8
Taxes, other than income	9.7	11.0	32.0	33.7
Total cost of sales	302.5	333.1	880.7	900.6
Gross margin	27.9	41.4	107.3	109.8
Selling, general and administrative expense:
Operation and maintenance	14.6	17.9	51.0	50.2
Depreciation, depletion and amortization	.4	.4	1.1	1.1
Taxes, other than income	1.0	.8	3.3	3.0
Total selling, general and administrative expense	16.0	19.1	55.4	54.3
Operating income	11.9	22.3	51.9	55.5
Other income	.5	.3	1.1	1.1
Interest expense	.9	1.0	2.7	2.8
Income before income taxes	11.5	21.6	50.3	53.8
Income taxes	2.2	8.5	11.8	20.9
Earnings	$9.3	$13.1	$38.5	$32.9
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 Construction services earnings decreased $3.8 million (29 percent) as a result of:
Revenues: Decrease of $44.1 million, largely due to the completion of construction projects in 2017 and a net decrease in revenues of $9.5 million due to changes in estimates of variable consideration previously recognized on certain construction contracts. These decreases are offset in part by an increase in equipment sales and rentals.
Gross margin: Decrease of $13.5 million, largely resulting from a net decrease in revenues of $9.5 million due to changes in estimates of variable consideration, as previously discussed. Partially offsetting the decrease was increased outside equipment sales and rentals.
Selling, general and administrative expense: Decrease of $3.1 million, primarily payroll-related costs and decreased bad debt expense offset in part by higher office expense and outside professional costs.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $6.3 million, largely due to the enactment of the TCJA on January 1, 2018, which reduced the corporate tax rate creating a favorable impact compared to the third quarter of 2017.
Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 Construction services earnings increased $5.6 million (17 percent) as a result of:
Revenues: Comparable to the same period in prior year.
Gross margin: Decrease of $2.5 million, largely resulting from a net decrease in revenues due to changes in estimates of variable consideration on certain construction contracts, as previously discussed, as well as a reduction of inside specialty contracting gross margins driven by decreased workloads and customer demand. Partially offsetting these decreases were higher outside equipment sales and rentals.
Selling, general and administrative expense: Increase of $1.1 million, primarily due to increased office expense and outside professional costs offset in part by decreased payroll-related costs and bad debt expense.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Decrease of $9.1 million, primarily due to the enactment of the TCJA, as previously discussed, which created a favorable impact compared to the nine months ended September 30, 2017.
Outlook The Company continues to expect long-term growth in the electric transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. For the remainder of 2018 and into 2019, the Company continues to believe several projects will be available for bid, including bidding activity in small and medium-sized projects.
The Company continues to expect bidding activity to remain strong in both outside and inside specialty construction companies for the remainder of 2018 and into 2019. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce will continue to provide a benefit in securing and executing profitable projects. The construction services segment had backlog at September 30, 2018, of $896.3 million, up from $675.8 million at September 30, 2017. The increase in backlog was primarily attributable to an increase in inside specialty construction projects based on customer demand. Additionally, the Company continues to evaluate potential acquisition opportunities that would be accretive to the Company and grow the Company's backlog.
The impact of the TCJA on the economy as a whole continues to remain unclear at this time. As such, the impact to the construction services industry is also uncertain. While it is unclear what impact the TCJA may have on the construction services industry, the Company is optimistic about overall economic growth and infrastructure spending and believes that improving industry activity will continue in both market segments and the drivers for investment will remain intact. As the Company continues to experience growth in its operations, the impacts of the lower corporate tax rate offsets the increase in taxes on operating income. The Company believes that regulatory reform, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by its customers. Although competition remains strong, these trends are viewed as positive factors in the future.
The Company currently does not have any labor contracts in negotiations at the construction services segment.
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Operating revenues	$3.1	$2.1	$8.5	$6.1
Operating expenses:
Operation and maintenance	2.6	.1	6.5	5.8
Depreciation, depletion and amortization	.5	.5	1.5	1.5
Taxes, other than income	—	—	.1	.1
Total operating expenses	3.1	.6	8.1	7.4
Operating income (loss)	—	1.5	.4	(1.3)
Other income	.4	.3	.6	.6
Interest expense	.5	.8	2.2	2.7
Income (loss) before income taxes	(.1)	1.0	(1.2)	(3.4)
Income taxes	(4.9)	.4	(3.1)	(1.5)
Earnings (loss)	$4.8	$.6	$1.9	$(1.9)
Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations, as well as other income tax adjustments in 2018.

Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018	2017
	(In millions)
Income (loss) from discontinued operations before intercompany eliminations, net of tax	$(.1)	$(.3)		$.1	$2.4
Intercompany eliminations	—	(1.9)	*	—	(6.1)	*
Income (loss) from discontinued operations, net of tax	$(.1)	$(2.2)		$.1	$(3.7)

*	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018	2017
	(In millions)
Intersegment transactions:
Operating revenues	$7.2	$5.6		$41.7	$37.6
Operation and maintenance	4.1	2.5		10.4	6.6
Purchased natural gas sold	3.1	3.1		31.3	31.0
Income from continuing operations	—	(1.9)	*	—	(6.1)	*

*	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

For more information on intersegment eliminations, see Note 14.
Liquidity and Capital Commitments
At September 30, 2018, the Company had cash and cash equivalents of $67.1 million and available borrowing capacity of $479.5 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; the issuance of long-term debt; and the issuance of equity securities.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and also are affected by changes in working capital. Cash flows provided by operating activities in the first nine months of 2018 increased $45.5 million from the comparable period in 2017.
Increases: The increase in cash flows provided by operating activities was largely driven by stronger collection of accounts receivable at the construction services business and bonus depreciation for tax purposes due to the TCJA at the construction materials and contracting business. Also contributing to the increase in operating activities was the change in natural gas costs recoverable and the use of a prepaid gas contract resulting in lower gas purchases at the natural gas distribution business, as well as the increase in the Company's consolidated earnings during the first nine months of 2018.
Decreases: Partially offsetting these increases were higher inventory balances at the construction materials and contracting business due to higher asphalt oil inventory, largely resulting from higher average per ton cost, and higher aggregate inventory from higher production in 2018. Operating cash flows from discontinued operations also decreased due to the realization of net operating loss carryforwards in 2017.
Investing activities Cash flows used in investing activities in the first nine months of 2018 was $361.3 million compared to $98.9 million in the first nine months of 2017. The increase in cash used in investing activities was primarily related to the absence in 2018 of net proceeds from the sale of Pronghorn in January 2017 and higher capital expenditures at the pipeline and midstream business; acquisition activity in the second and third quarters of 2018 at the construction materials and contracting business; and higher capital expenditures related to various construction projects in 2018 at the electric and natural gas distribution businesses.

Financing activities Cash flows provided by financing activities in the first nine months of 2018 was $76.4 million compared to cash flows used in financing activities of $181.7 million in the first nine months of 2017. The increase in cash provided by financing activities was largely due to increased debt issuance from an increase in commercial paper balances used for acquisitions, ongoing capital expenditures and working capital needs at the construction materials and contracting business; the issuance of an additional $40 million under the private shelf agreement for capital projects at the pipeline and midstream business; and the issuance of a $100 million term loan for capital projects at the electric and natural gas distribution businesses. This increase in issuance of long-term debt was partially offset by the higher debt repayment on a line of credit at the natural gas distribution business; higher debt repayment on debt that matured during third quarter 2018 at the electric and natural gas distribution businesses; and the strong collection of accounts receivable resulting in lower commercial paper balances at the construction services business.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2017 Annual Report. For more information, see Note 15 and Part II, Item 7 in the 2017 Annual Report.
Capital expenditures
Capital expenditures for the first nine months of 2018 were $398.3 million, including completed acquisitions at the construction materials and contracting business. Capital expenditures allocated to the Company's business segments are estimated to be approximately $786 million for 2018. The Company has included in the estimated capital expenditures for 2018 completed acquisitions, as previously discussed, the purchase of the Thunder Spirit Wind farm expansion, the Valley Expansion project and the Line Section 27 expansion project, as previously discussed in Business Segment Financial and Operating Data.
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
Capital resources
Certain debt instruments of the Company and its subsidiaries contain restrictive covenants and cross-default provisions. In order to borrow under the respective credit agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2018. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 - Note 6, in the 2017 Annual Report.

The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2018:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
MDU Resources Group, Inc.	Commercial paper/Revolving credit agreement	(a)	$175.0		$87.9	(b)	$—		6/8/23
Cascade Natural Gas Corporation	Revolving credit agreement		$75.0	(c)	$7.1		$2.2	(d)	4/24/20
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$46.7		$—		4/24/20
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$211.6	(b)	$—		9/23/21

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
The Company's coverage of earnings to fixed charges including preferred stock dividends was 4.0 times, 4.1 times and 4.2 times for the 12 months ended September 30, 2018 and 2017, and December 31, 2017, respectively.
Total equity as a percent of total capitalization was 57 percent, 57 percent and 59 percent at September 30, 2018 and 2017, and December 31, 2017, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
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
On September 17, 2018, the Company entered into a $100.0 million term loan agreement with a variable interest rate and a maturity date of October 17, 2019. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of funded debt to capitalization (on either a consolidated or unconsolidated basis) to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On October 18, 2018, the Company entered into a $100.0 million term loan agreement with a variable interest rate and a maturity date of November 18, 2019. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of funded debt to capitalization (on either a consolidated or unconsolidated basis) to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
WBI Energy Transmission, Inc. On June 15, 2018, WBI Energy Transmission issued an additional $40.0 million under the private shelf agreement, with a maturity date of January 31, 2033, at an interest rate of 4.18 percent. WBI Energy Transmission had

$140.0 million of notes outstanding at September 30, 2018, which reduces the remaining capacity under this uncommitted private shelf agreement to $60.0 million.
Off balance sheet arrangements
As of September 30, 2018, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There are no material changes in the Company's contractual obligations from continuing operations relating to estimated interest payments, operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2018 from those reported in the 2017 Annual Report. The Company's contractual obligation on long-term debt for 2019 has been updated from $125.5 million to $225.5 million due to the term loan agreement entered into on September 17, 2018. There were no other material changes to the contractual obligations on long-term debt.
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
Revenue recognition
Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The recognition of revenue requires the Company to make estimates and assumptions that affect the reported amounts of revenue. The accuracy of revenues reported on the Consolidated Financial Statements depends on, among other things, management's estimates of total costs to complete projects because the Company uses the cost-to-cost measure of progress on construction contracts for revenue recognition.
To determine the proper revenue recognition method for contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most contracts, the customer contracts with the Company to provide a significant service of integrating a complex set of tasks and components into a single project. Hence, the Company's contracts are generally accounted for as one performance obligation.
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
The Company's construction contracts generally contain variable consideration including liquidated damages, performance bonuses or incentives, claims, unapproved/unpriced change orders and penalties or index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the most likely amount of consideration the Company expects to be entitled to or expects to incur. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
The Company believes its estimates surrounding the cost-to-cost method are reasonable based on the information that is known when the estimates are made. The Company has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that the Company's estimates have changed in the past and will continually change in the future as new information becomes available for each job. There have been no material changes in contract estimates in 2018.
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
The fair value of owned recoverable aggregate reserve deposits is determined using qualified internal personnel, as a well as external experts including geologists. Reserve estimates are calculated based on the best available data. This data is collected from drill holes and other subsurface investigations, as well as investigations of surface features such as mine high walls and other exposures of the aggregate reserves. Mine plans, production history and geologic data also are utilized to estimate reserve quantities. Value is assigned to the aggregate reserves based on a review of market royalty rates, comparable depletion rates, expected cash flows and the number of years of recoverable aggregate reserves at owned aggregate sites.
The fair value of property, plant and equipment is based on a valuation performed either by qualified internal personnel and/or external appraisers. Fair values assigned to plant and equipment are based on several factors including the age and conditions of the equipment, maintenance records of the equipment and auction values for equipment with similar characteristics at the time of purchase. The Intangible assets are valued using a discounted cash flows methodology.
While the allocation of the purchase price of an acquisition is subject to a considerable degree of judgment and uncertainty, the Company does not expect the estimates to vary significantly once an acquisition has been completed.
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, adjusted gross margin, that is considered a non-GAAP financial measure as it relates to the Company's electric and natural gas distribution segments. The presentation of adjusted gross margin is intended to be a useful supplemental financial measure for investors’ understanding of the segments' operating performance. This non-GAAP financial measure should not be considered as an alternative to, or more meaningful than, GAAP financial measures such as operating income (loss) or earnings (loss). The Company's non-GAAP financial measure, adjusted gross margin, is not standardized; therefore, it may not be possible to compare this financial measure with other companies’ gross margin measures having the same or similar names.
In addition to operating revenues and operating expenses, management also uses the non-GAAP financial measure of adjusted gross margin when evaluating the results of operations for the electric and natural gas distribution segments. Adjusted gross margin for the electric and natural gas distribution segments is calculated by adding back adjustments to operating income (loss). These add back adjustments include: operation and maintenance expense; depreciation, depletion and amortization expense; and certain taxes, other than income.
Adjusted gross margin includes operating revenues less cost of electric fuel and purchased power, purchased natural gas sold and certain taxes, other than income. These taxes, other than income included as a reduction to adjusted gross margin relate to revenue taxes. These segments pass on to their customers the increases and decreases in the wholesale cost of power purchases, natural gas and other fuel supply costs in accordance with regulatory requirements. As such, the segments' revenues are directly impacted by the fluctuations in such commodities. Revenue taxes, which are passed back to customers, fluctuate with revenues as they are calculated as a percentage of revenues. Period over period, the segments' operating income (loss) is generally not impacted by the increase or decrease in revenues since the change is directly related to the increase or decrease in wholesale cost of power purchases, natural gas or other fuel supply costs, nor is it impacted by revenue taxes since it is a direct result of revenues. The Company's management believes the adjusted gross margin is a useful supplemental financial measure as these items are included in both operating revenues and operating expenses. The Company's management also believes that adjusted gross margin and the remaining operating expenses that calculate operating income (loss) are useful in assessing the Company's utility performance as management has the ability to influence control over the remaining operating expenses.
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Operating income	$21.1	$25.7	$52.3	$61.2
Adjustments:
Operating expenses:
Operation and maintenance	30.1	31.0	91.3	89.0
Depreciation, depletion and amortization	12.6	12.2	37.7	35.5
Taxes, other than income	3.7	3.5	11.2	10.5
Total adjustments	46.4	46.7	140.2	135.0
Adjusted gross margin	$67.5	$72.4	$192.5	$196.2
The following information reconciles operating income (loss) to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Operating income (loss)	$(11.7)	$(9.5)	$32.5	$42.7
Adjustments:
Operating expenses:
Operation and maintenance	42.1	39.8	129.4	119.8
Depreciation, depletion and amortization	18.1	17.4	53.5	51.7
Taxes, other than income	5.4	5.2	16.5	15.4
Total adjustments	65.6	62.4	199.4	186.9
Adjusted gross margin	$53.9	$52.9	$231.9	$229.6
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
At September 30, 2018, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings required by this item, see Note 17, which is incorporated herein by reference.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A - Risk Factors in the 2017 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. There were no material changes to the Company's risk factors provided in Part I, Item 1A - Risk Factors in the 2017 Annual Report, except for the following:
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2018	—	—	—	—
August 1 through August 31, 2018	—	—	—	—
September 1 through September 30, 2018	—	—	—	—
Total	—		—	—

(1)	Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

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

MDU RESOURCES GROUP, INC.

DATE:	November 2, 2018	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller