Form 10-Q
period 2019-06-30
MDU RESOURCES GROUP INC
filed 2019-08-02
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission file number 1-03480
MDU RESOURCES GROUP INC
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2019: 199,058,947 shares.

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

Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
LWG	Lower Willamette Group
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial

MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
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

Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$236,247	$226,684	$675,864	$651,143
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	1,067,326	837,913	1,718,900	1,389,747
Total operating revenues	1,303,573	1,064,597	2,394,764	2,040,890
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	88,415	83,928	176,186	170,042
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	932,616	738,156	1,547,759	1,252,898
Total operation and maintenance	1,021,031	822,084	1,723,945	1,422,940
Purchased natural gas sold	54,866	56,228	238,695	238,196
Depreciation, depletion and amortization	63,019	53,553	122,916	106,282
Taxes, other than income	47,953	40,757	101,982	89,610
Electric fuel and purchased power	19,393	17,983	45,696	40,494
Total operating expenses	1,206,262	990,605	2,233,234	1,897,522
Operating income	97,311	73,992	161,530	143,368
Other income	1,615	1,599	9,208	2,181
Interest expense	25,429	20,800	48,836	41,246
Income before income taxes	73,497	54,791	121,902	104,303
Income taxes	10,352	10,716	17,668	18,267
Income from continuing operations	63,145	44,075	104,234	86,036
Income (loss) from discontinued operations, net of tax (Note 10)	(1,320)	(273)	(1,483)	203
Net income	$61,825	$43,802	$102,751	$86,239
Earnings per share - basic:
Income from continuing operations	$.32	$.22	$.53	$.44
Discontinued operations, net of tax	(.01)	—	(.01)	—
Earnings per share - basic	$.31	$.22	$.52	$.44
Earnings per share - diluted:
Income from continuing operations	$.32	$.22	$.53	$.44
Discontinued operations, net of tax	(.01)	—	(.01)	—
Earnings per share - diluted	$.31	$.22	$.52	$.44
Weighted average common shares outstanding - basic	198,270	195,524	197,341	195,415
Weighted average common shares outstanding - diluted	198,287	196,169	197,356	196,077
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$61,825	$43,802	$102,751	$86,239
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $53 for the three months ended and $(213) and $109 for the six months ended in 2019 and 2018, respectively	111	95	508	187
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $89 and $145 for the three months ended and $189 and $300 for the six months ended in 2019 and 2018, respectively	276	449	586	867
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $0 and $(13) for the three months ended and $0 and $(14) for the six months ended in 2019 and 2018, respectively	—	(59)	—	(61)
Reclassification adjustment for foreign currency translation adjustment included in net income, net of tax of $0 and $75 for the three months ended and $0 and $75 for the six months ended in 2019 and 2018, respectively	—	249	—	249
Foreign currency translation adjustment	—	190	—	188
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $21 and $(12) for the three months ended and $31 and $(39) for the six months ended in 2019 and 2018, respectively	79	(43)	118	(148)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $3 and $10 for the three months ended and $10 and $17 for the six months ended in 2019 and 2018, respectively	12	34	40	64
Net unrealized gain (loss) on available-for-sale investments	91	(9)	158	(84)
Other comprehensive income	478	725	1,252	1,158
Comprehensive income attributable to common stockholders	$62,303	$44,527	$104,003	$87,397
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2019	June 30, 2018	December 31, 2018
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$71,966	$41,659	$53,948
Receivables, net	890,579	743,687	722,945
Inventories	325,944	278,239	287,309
Prepayments and other current assets	155,893	52,035	119,500
Current assets held for sale	428	572	430
Total current assets	1,444,810	1,116,192	1,184,132
Investments	145,746	140,053	138,620
Property, plant and equipment	7,625,654	6,975,919	7,397,321
Less accumulated depreciation, depletion and amortization	2,903,274	2,758,163	2,818,644
Net property, plant and equipment	4,722,380	4,217,756	4,578,677
Deferred charges and other assets:
Goodwill	679,395	642,374	664,922
Other intangible assets, net	11,323	4,190	10,815
Operating lease right-of-use assets (Note 11)	118,795	—	—
Other	466,957	409,407	408,857
Noncurrent assets held for sale	2,087	3,998	2,087
Total deferred charges and other assets	1,278,557	1,059,969	1,086,681
Total assets	$7,591,493	$6,533,970	$6,988,110
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$89,983	$—	$—
Long-term debt due within one year	51,822	109,199	251,854
Accounts payable	356,059	330,926	358,505
Taxes payable	46,731	47,803	41,929
Dividends payable	40,225	38,714	39,695
Accrued compensation	71,508	53,933	69,007
Current operating lease liabilities (Note 11)	31,615	—	—
Other accrued liabilities	218,442	208,696	221,059
Current liabilities held for sale	6,217	11,713	4,001
Total current liabilities	912,602	800,984	986,050
Long-term debt	2,327,984	1,743,711	1,856,841
Deferred credits and other liabilities:
Deferred income taxes	457,588	362,896	430,085
Noncurrent operating lease liabilities (Note 11)	87,172	—	—
Other	1,145,846	1,175,301	1,148,359
Total deferred credits and other liabilities	1,690,606	1,538,197	1,578,444
Commitments and contingencies
Stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 199,539,110 at June 30, 2019, 196,557,245 at June 30, 2018 and 196,564,907 at December 31, 2018	199,539	196,557	196,565
Other paid-in capital	1,315,511	1,245,858	1,248,576
Retained earnings	1,185,967	1,056,424	1,163,602
Accumulated other comprehensive loss	(37,090)	(44,135)	(38,342)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	2,660,301	2,451,078	2,566,775
Total liabilities and stockholders' equity	$7,591,493	$6,533,970	$6,988,110
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
Six Months Ended June 30, 2019
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2018	196,564,907	$196,565	$1,248,576	$1,163,602	$(38,342)	(538,921)	$(3,626)	$2,566,775
Net income	—	—	—	40,926	—	—	—	40,926
Other comprehensive income	—	—	—	—	774	—	—	774
Dividends declared on common stock	—	—	—	(40,019)	—	—	—	(40,019)
Stock-based compensation	—	—	1,617	—	—	—	—	1,617
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	246,214	246	(3,261)	—	—	—	—	(3,015)
Issuance of common stock	1,505,687	1,506	37,128	—	—	—	—	38,634
At March 31, 2019	198,316,808	$198,317	$1,284,060	$1,164,509	$(37,568)	(538,921)	$(3,626)	$2,605,692
Net income	—	—	—	61,825	—	—	—	61,825
Other comprehensive income	—	—	—	—	478	—	—	478
Dividends declared on common stock	—	—	—	(40,367)	—	—	—	(40,367)
Stock-based compensation	—	—	1,742	—	—	—	—	1,742
Issuance of common stock	1,222,302	1,222	29,709	—	—	—	—	30,931
At June 30, 2019	199,539,110	$199,539	$1,315,511	$1,185,967	$(37,090)	(538,921)	$(3,626)	$2,660,301

Six Months Ended June 30, 2018
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2017	195,843,297	$195,843	$1,233,412	$1,040,748	$(37,334)	(538,921)	$(3,626)	$2,429,043
Cumulative effect of adoption of ASU 2014-09	—	—	—	(970)	—	—	—	(970)
Adjusted balance at January 1, 2018	195,843,297	195,843	1,233,412	1,039,778	(37,334)	(538,921)	(3,626)	2,428,073
Net income	—	—	—	42,437	—	—	—	42,437
Other comprehensive income	—	—	—	—	433	—	—	433
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	(38,705)	—	—	—	(38,705)
Stock-based compensation	—	—	1,223	—	—	—	—	1,223
Repurchase of common stock	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,350)	—	—	182,424	5,020	(2,330)
At March 31, 2018	195,843,297	$195,843	$1,227,285	$1,051,469	$(44,860)	(538,921)	$(3,626)	$2,426,111
Net income	—	—	—	43,802	—	—	—	43,802
Other comprehensive income	—	—	—	—	725	—	—	725
Dividends declared on common stock	—	—	—	(38,847)	—	—	—	(38,847)
Stock-based compensation	—	—	1,294	—	—	—	—	1,294
Issuance of common stock	713,948	714	17,279	—	—	—	—	17,993
At June 30, 2018	196,557,245	$196,557	$1,245,858	$1,056,424	$(44,135)	(538,921)	$(3,626)	$2,451,078

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Operating activities:
Net income	$102,751	$86,239
Income (loss) from discontinued operations, net of tax	(1,483)	203
Income from continuing operations	104,234	86,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	122,916	106,282
Deferred income taxes	22,753	4,186
Changes in current assets and liabilities, net of acquisitions:
Receivables	(171,304)	(13,853)
Inventories	(36,302)	(47,396)
Other current assets	(32,088)	29,072
Accounts payable	1,398	15,748
Other current liabilities	15,585	7,849
Other noncurrent changes	(50,822)	(11,566)
Net cash provided by (used in) continuing operations	(23,630)	176,358
Net cash provided by discontinued operations	735	224
Net cash provided by (used in) operating activities	(22,895)	176,582
Investing activities:
Capital expenditures	(281,674)	(210,612)
Acquisitions, net of cash acquired	(30,868)	(20,009)
Net proceeds from sale or disposition of property and other	8,197	9,286
Investments	(713)	(916)
Net cash used in investing activities	(305,058)	(222,251)
Financing activities:
Issuance of short-term borrowings	119,977	—
Repayment of short-term borrowings	(30,000)	—
Issuance of long-term debt	368,975	240,746
Repayment of long-term debt	(99,961)	(103,521)
Proceeds from issuance of common stock	69,565	—
Dividends paid	(79,570)	(77,145)
Repurchase of common stock	—	(5,020)
Tax withholding on stock-based compensation	(3,015)	(2,330)
Net cash provided by financing activities	345,971	52,730
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase in cash and cash equivalents	18,018	7,060
Cash and cash equivalents -- beginning of year	53,948	34,599
Cash and cash equivalents -- end of period	$71,966	$41,659
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2019 and 2018
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
On January 2, 2019, the Company announced the completion of the Holding Company Reorganization, which resulted in Montana-Dakota becoming a subsidiary of the Company. The purpose of the reorganization was to make the public utility division into a subsidiary of the holding company, just as the other operating companies are wholly owned subsidiaries.
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
Management has also evaluated the impact of events occurring after June 30, 2019, up to the date of issuance of these consolidated interim financial statements.
Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $47.2 million, $36.6 million and $30.0 million at June 30, 2019 and 2018, and December 31, 2018, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at June 30, 2019 and 2018, and December 31, 2018, was $8.2 million, $7.8 million and $8.9 million, respectively.

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

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Aggregates held for resale	$147,030	$131,784	$139,681
Asphalt oil	80,418	64,560	54,741
Materials and supplies	28,746	24,688	23,611
Merchandise for resale	27,167	17,502	22,552
Natural gas in storage (current)	15,841	13,774	22,117
Other	26,742	25,931	24,607
Total	$325,944	$278,239	$287,309

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $48.2 million, $47.8 million and $48.5 million at June 30, 2019 and 2018, and December 31, 2018, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	198,270	195,524	197,341	195,415
Effect of dilutive performance share awards and restricted stock units	17	645	15	662
Weighted average common shares outstanding - diluted	198,287	196,169	197,356	196,077
Shares excluded from the calculation of diluted earnings per share	—	—	93	—
Dividends declared per common share	$.2025	$.1975	$.4050	$.3950

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
The Company formed a lease implementation team to review and assess existing contracts to identify and evaluate those containing leases. Additionally, the team implemented new and revised existing software to meet the reporting and disclosure requirements of the standard. The Company also assessed the impact the standard had on its processes and internal controls and identified new and updated existing internal controls and processes to ensure compliance with the new lease standard; such modifications were not deemed to be significant. During the assessment phase, the Company used various surveys, reconciliations and analytic methodologies to ensure the completeness of the lease inventory. The Company determined that most of the current operating leases were subject to the guidance and were recognized as operating lease liabilities and right-of-use assets on the Consolidated Balance Sheet upon adoption. On January 1, 2019, the Company recorded approximately $112 million to right-of-use assets and lease liabilities as a result of the initial adoption of the guidance. In addition, the Company evaluated the impact the new guidance had on lease contracts where the Company is the lessor and determined it did not have a significant impact to the Company's financial statements.
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
Recently issued accounting standards not yet adopted
ASU 2016-13 - Measurement of Credit Losses on Financial Instruments In June 2016, the FASB issued guidance on the measurement of credit losses on certain financial instruments. The guidance introduces a new impairment model known as the current expected credit loss model that will replace the incurred loss impairment methodology currently included under GAAP. This guidance requires entities to present certain investments in debt securities, trade accounts receivable and other financial assets at their net carrying value of the amount expected to be collected on the financial statements. The guidance will be effective for the Company on January 1, 2020, and must be applied on a modified retrospective basis with early adoption permitted. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows and disclosures.
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
Note 7 - Accumulated other comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive income (loss) were as follows:

Six Months Ended June 30, 2019	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2018	$(2,161)	$(36,069)	$(112)	$(38,342)
Other comprehensive income before reclassifications	—	—	39	39
Amounts reclassified from accumulated other comprehensive loss	397	310	28	735
Net current-period other comprehensive income	397	310	67	774
At March 31, 2019	$(1,764)	$(35,759)	$(45)	$(37,568)
Other comprehensive income before reclassifications	—	—	79	79
Amounts reclassified from accumulated other comprehensive loss	111	276	12	399
Net current-period other comprehensive income	111	276	91	478
At June 30, 2019	$(1,653)	$(35,483)	$46	$(37,090)

Six Months Ended June 30, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2017	$(1,934)	$(35,163)	$(155)	$(82)	$(37,334)
Other comprehensive loss before reclassifications	—	—	(2)	(105)	(107)
Amounts reclassified from accumulated other comprehensive loss	92	418	—	30	540
Net current-period other comprehensive income (loss)	92	418	(2)	(75)	433
Reclassification adjustment of prior period tax effects related to TCJA included in accumulated other comprehensive loss	(389)	(7,520)	(33)	(17)	(7,959)
At March 31, 2018	$(2,231)	$(42,265)	$(190)	$(174)	$(44,860)
Other comprehensive loss before reclassifications	—	—	(59)	(43)	(102)
Amounts reclassified from accumulated other comprehensive loss	95	449	249	34	827
Net current-period other comprehensive income (loss)	95	449	190	(9)	725
At June 30, 2018	$(2,136)	$(41,816)	$—	$(183)	$(44,135)

The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(147)	$(148)	$(295)	$(296)	Interest expense
	36	53	(213)	109	Income taxes
	(111)	(95)	(508)	(187)
Amortization of postretirement liability losses included in net periodic benefit cost (credit)	(365)	(594)	(775)	(1,167)	Other income
	89	145	189	300	Income taxes
	(276)	(449)	(586)	(867)
Reclassification adjustment for loss on foreign currency translation adjustment included in net income	—	(324)	—	(324)	Other income
	—	75	—	75	Income taxes
	—	(249)	—	(249)
Reclassification adjustment on available-for-sale investments included in net income	(15)	(44)	(50)	(81)	Other income
	3	10	10	17	Income taxes
	(12)	(34)	(40)	(64)
Total reclassifications	$(399)	$(827)	$(1,134)	$(1,367)

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
As part of the adoption of ASC 606 - Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Three Months Ended June 30, 2019	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$26,437	$71,010	$—	$—	$—	$—	$97,447
Commercial utility sales	33,231	41,250	—	—	—	—	74,481
Industrial utility sales	9,344	5,577	—	—	—	—	14,921
Other utility sales	1,879	—	—	—	—	—	1,879
Natural gas transportation	—	10,706	24,804	—	—	—	35,510
Natural gas gathering	—	—	2,396	—	—	—	2,396
Natural gas storage	—	—	2,623	—	—	—	2,623
Contracting services	—	—	—	297,124	—	—	297,124
Construction materials	—	—	—	444,768	—	—	444,768
Intrasegment eliminations*	—	—	—	(145,925)	—	—	(145,925)
Inside specialty contracting	—	—	—	—	319,276	—	319,276
Outside specialty contracting	—	—	—	—	133,288	—	133,288
Other	8,417	2,923	6,293	—	9	2,903	20,545
Intersegment eliminations	—	—	(7,513)	(168)	(721)	(2,879)	(11,281)
Revenues from contracts with customers	79,308	131,466	28,603	595,799	451,852	24	1,287,052
Revenues out of scope	1,703	2,401	77	—	12,340	—	16,521
Total external operating revenues	$81,011	$133,867	$28,680	$595,799	$464,192	$24	$1,303,573

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

Six Months Ended June 30, 2019	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$62,993	$271,619	$—	$—	$—	$—	$334,612
Commercial utility sales	68,902	163,043	—	—	—	—	231,945
Industrial utility sales	18,228	14,188	—	—	—	—	32,416
Other utility sales	3,678	—	—	—	—	—	3,678
Natural gas transportation	—	22,276	49,862	—	—	—	72,138
Natural gas gathering	—	—	4,517	—	—	—	4,517
Natural gas storage	—	—	5,269	—	—	—	5,269
Contracting services	—	—	—	380,164	—	—	380,164
Construction materials	—	—	—	624,077	—	—	624,077
Intrasegment eliminations*	—	—	—	(181,066)	—	—	(181,066)
Inside specialty contracting	—	—	—	—	618,805	—	618,805
Outside specialty contracting	—	—	—	—	240,686	—	240,686
Other	17,538	6,836	8,989	—	26	10,747	44,136
Intersegment eliminations	—	—	(31,468)	(264)	(849)	(10,704)	(43,285)
Revenues from contracts with customers	171,339	477,962	37,169	822,911	858,668	43	2,368,092
Revenues out of scope	2,239	(1,948)	124	—	26,257	—	26,672
Total external operating revenues	$173,578	$476,014	$37,293	$822,911	$884,925	$43	$2,394,764

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

	June 30, 2019	December 31, 2018	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$153,641	$104,239	$49,402	Receivables, net
Contract liabilities - current	(90,031)	(93,901)	3,870	Accounts payable
Contract liabilities - noncurrent	(25)	(135)	110	Deferred credits and other liabilities - other
Net contract assets	$63,585	$10,203	$53,382

The Company recognized $22.6 million and $79.0 million in revenue for the three and six months ended June 30, 2019, respectively, which was previously included in contract liabilities at December 31, 2018. The Company recognized $16.9 million and $68.9 million in revenue for the three and six months ended June 30, 2018, respectively, which was previously included in contract liabilities at December 31, 2017.
The Company recognized a net increase in revenues of $20.6 million and $32.5 million for the three and six months ended June 30, 2019, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $2.6 million and $5.3 million for the three and six months ended June 30, 2018, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations at the construction materials and contracting and construction services segments include unrecognized revenues the Company reasonably expects to be realized which includes projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under master service agreements. The remaining performance obligations at the pipeline and midstream segment include firm transportation and storage contracts with fixed pricing and fixed volumes.
At June 30, 2019, the Company's remaining performance obligations were $2.3 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.8 billion within the next 12 months; $269.4 million within the next 13 to 24 months; and $248.6 million thereafter.
The majority of the Company's construction contracts have an original duration of less than two years. The Company's firm transportation and firm storage contracts have weighted average remaining durations of approximately five and three years, respectively.
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

Dakota Prairie Refining and Fidelity The carrying amounts of the major classes of assets and liabilities classified as held for sale on the Consolidated Balance Sheets were as follows:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Assets
Current assets:
Receivables, net	$428	$572	$430
Income taxes receivable (a)	—	1,689	—
Total current assets held for sale	428	2,261	430
Noncurrent assets:
Net property, plant and equipment	—	1,236	—
Deferred income taxes	1,926	2,637	1,926
Other	161	162	161
Total noncurrent assets held for sale	2,087	4,035	2,087
Total assets held for sale	$2,515	$6,296	$2,517
Liabilities
Current liabilities:
Accounts payable	$82	$—	$80
Taxes payable	3,114	10,656	1,451
Other accrued liabilities	3,021	2,746	2,470
Total current liabilities held for sale	6,217	13,402	4,001
Noncurrent liabilities:
Deferred income taxes (b)	—	37	—
Total noncurrent liabilities held for sale	—	37	—
Total liabilities held for sale	$6,217	$13,439	$4,001

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to taxes payable and are reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to deferred charges and other assets - deferred income taxes and are reflected in noncurrent assets held for sale.

The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues	$37	$75	$67	$140
Operating expenses	1,778	435	2,023	609
Operating loss	(1,741)	(360)	(1,956)	(469)
Other income	—	—	—	12
Interest expense	—	—	—	575
Loss from discontinued operations before income taxes	(1,741)	(360)	(1,956)	(1,032)
Income taxes	(421)	(87)	(473)	(1,235)
Income (loss) from discontinued operations	$(1,320)	$(273)	$(1,483)	$203

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
The recognition of leases requires the Company to make estimates and assumptions that affect the lease classification and the assets and liabilities recorded. The accuracy of lease assets and liabilities reported on the Consolidated Financial Statements depends on, among other things, management's estimates of interest rates used to discount the lease assets and liabilities to their present value, as well as the lease terms based on the unique facts and circumstances of each lease.

Lessee accounting
The leases the Company has entered into as part of its ongoing operations are considered operating leases and are recognized on the balance sheet as right-of-use assets, current lease liabilities and, if applicable, noncurrent lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company determines the lease term based on the non-cancelable and cancelable periods in each contract. The non-cancelable period consists of the term of the contract that is legally enforceable and cannot be canceled by either party without incurring a significant penalty. The cancelable period is determined by various factors that are based on who has the right to cancel a contract. If only the lessor has the right to cancel the contract, the Company will assume the contract will continue. If the lessee is the only party that has the right to cancel the contract, the Company looks to asset, entity and market-based factors. If both the lessor and the lessee have the right to cancel the contract, the Company assumes the contract will not continue.
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
The following tables provide information on the Company's operating leases:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(In thousands)
Lease costs:
Operating lease cost	$10,387	$21,908
Variable lease cost	400	799
Short-term lease cost	40,474	57,712
Total lease costs	$51,261	$80,419

June 30, 2019
(Dollars in thousands)
Weighted average remaining lease term	3.02 years
Weighted average discount rate	4.46%
Cash paid for amounts included in the measurement of lease liabilities	$21,798

The reconciliation of the future undiscounted cash flows to the operating lease liabilities presented on the Company's Consolidated Balance Sheet is as follows:

June 30, 2019
(In thousands)
Remainder of 2019	$19,276
2020	30,065
2021	22,850
2022	14,816
2023	8,941
Thereafter	51,335
Total	147,283
Less discount	28,496
Total operating lease liabilities	$118,787

As previously disclosed in the 2018 Annual Report, the undiscounted annual minimum lease payments due under the Company's leases following the previous lease accounting standard as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases	$37,740	$26,255	$17,868	$11,647	$7,278	$49,098

Lessor accounting
The Company leases certain equipment to third parties which are considered operating leases. The Company recognized revenue from operating leases of $12.5 million and $26.5 million for the three and six months ended June 30, 2019, respectively.
The majority of the Company's operating leases are short-term leases of less than 12 months. At June 30, 2019, the Company had $10.6 million of lease receivables with a majority due within 12 months.
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Six Months Ended June 30, 2019	Balance at January 1, 2019	Goodwill Acquired During the Year	Balance at June 30, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	209,421	14,473	223,894
Construction services	109,765	—	109,765
Total	$664,922	$14,473	$679,395

Six Months Ended June 30, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year	Balance at June 30, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	10,583	186,873
Construction services	109,765	—	109,765
Total	$631,791	$10,583	$642,374

Year Ended December 31, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year	Balance at December 31, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$345,736
Construction materials and contracting	176,290	33,131	209,421
Construction services	109,765	—	109,765
Total	$631,791	$33,131	$664,922

During 2019 and 2018, the Company completed one and four business combinations, respectively, and the results of the acquired businesses have been included in the Company's construction materials and contracting segment. These business combinations increased the construction materials and contracting segment's goodwill balance at June 30, 2019 and 2018, and December 31, 2018, as noted in the previous tables. As a result of the business combinations, other intangible assets increased $1.6 million at June 30, 2019, compared to December 31, 2018. For more information related to business combinations, see Note 9.

Other amortizable intangible assets were as follows:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Customer relationships	$14,601	$15,587	$22,720
Less accumulated amortization	5,629	13,191	13,535
	8,972	2,396	9,185
Noncompete agreements	3,179	2,546	2,605
Less accumulated amortization	1,798	1,877	1,956
	1,381	669	649
Other	6,578	6,458	6,458
Less accumulated amortization	5,608	5,333	5,477
	970	1,125	981
Total	$11,323	$4,190	$10,815

Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2019, was $500,000 and $1.1 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2018, was $300,000 and $700,000, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2019, was:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Amortization expense	$938	$1,644	$1,254	$1,231	$1,249	$5,007

Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery Period	*	June 30, 2019	December 31, 2018
			(In thousands)
Regulatory assets:
Pension and postretirement benefits (a)	(e)		$165,861	$165,898
Natural gas costs recoverable through rate adjustments (a) (b)	Up to 3 years		94,543	42,652
Asset retirement obligations (a)	Over plant lives		64,215	60,097
Cost recovery mechanisms (a) (b)	Up to 4 years		18,488	17,948
Manufactured gas plant site remediation (a)	-		15,619	17,068
Taxes recoverable from customers (a)	Over plant lives		11,755	11,946
Plants to be retired (a)	-		16,933	—
Conservation programs (b)	Up to 1 year		7,627	7,494
Long-term debt refinancing costs (a)	Up to 19 years		4,592	4,898
Costs related to identifying generation development (a)	Up to 8 years		2,280	2,508
Other (a) (b)	Up to 20 years		5,761	9,608
Total regulatory assets			$407,674	$340,117
Regulatory liabilities:
Taxes refundable to customers (c) (d)			$264,025	$277,833
Plant removal and decommissioning costs (c) (d)			175,003	173,143
Natural gas costs refundable through rate adjustments (d)			25,737	29,995
Pension and postretirement benefits (c)			12,967	15,264
Other (c) (d)			27,955	25,197
Total regulatory liabilities			$505,687	$521,432
Net regulatory position			$(98,013)	$(181,315)

*	Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.

(a)	Included in deferred charges and other assets - other on the Consolidated Balance Sheets.

(b)	Included in prepayments and other current assets on the Consolidated Balance Sheets.

(c)	Included in deferred credits and other liabilities - other on the Consolidated Balance Sheets.

(d)	Included in other accrued liabilities on the Consolidated Balance Sheets.

(e)	Recovered as expense is incurred or cash contributions are made.

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. As of June 30, 2019 and December 31, 2018, approximately $290.5 million and $313.5 million, respectively, of regulatory assets were not earning a rate of return.
During the first quarter of 2019 and the fourth quarter of 2018, the Company experienced increased natural gas costs in certain jurisdictions where it supplies natural gas. The Company has recorded these natural gas costs as regulatory assets as they are expected to be recovered from customers, as discussed in Note 19.
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generation units within the next three years. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and has recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The Company expects to recover the regulatory assets related to the plants to be retired in future rates.
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

Note 14 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $83.1 million, $78.3 million and $73.8 million, at June 30, 2019 and 2018, and December 31, 2018, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $2.9 million and $9.3 million for the three and six months ended June 30, 2019, respectively. The net unrealized gains on these investments were $1.4 million and $900,000 for the three and six months ended June 30, 2018, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

June 30, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,771	$94	$35	$10,830
U.S. Treasury securities	180	—	—	180
Total	$10,951	$94	$35	$11,010

June 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,015	$6	$236	$9,785
U.S. Treasury securities	242	—	2	240
Total	$10,257	$6	$238	$10,025

December 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,473	$21	$162	$10,332
U.S. Treasury securities	179	—	—	179
Total	$10,652	$21	$162	$10,511

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the six months ended June 30, 2019 and 2018, there were no transfers between Levels 1 and 2.

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2019
	(In thousands)
Assets:
Money market funds	$—	$10,816	$—	$10,816
Insurance contract*	—	83,134	—	83,134
Available-for-sale securities:
Mortgage-backed securities	—	10,830	—	10,830
U.S. Treasury securities	—	180	—	180
Total assets measured at fair value	$—	$104,960	$—	$104,960

*
The insurance contract invests approximately 51 percent in fixed-income investments, 22 percent in common stock of large-cap companies, 12 percent in common stock of mid-cap companies, 10 percent in common stock of small-cap companies, 4 percent in target date investments and 1 percent in cash equivalents.

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

In the second quarter of 2019, the Company reviewed a non-utility investment at its electric and natural gas distribution segments for impairment. This was a cost-method investment and was written down to zero using the income approach to determine its fair value, requiring the Company to record a write-down of $2.0 million, before tax. The fair value of this investment was categorized as Level 3 in the fair value hierarchy. The reduction is reflected in investments on the Company's Consolidated Balance Sheet, as well as within other income on the Consolidated Statements of Income.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at June 30, 2019	$2,379,806	$2,521,325
Long-term debt at June 30, 2018	$1,852,910	$1,949,564
Long-term debt at December 31, 2018	$2,108,695	$2,183,819

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions all of which the subsidiaries, as applicable, were in compliance with at June 30, 2019. In the event the Company's subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Montana-Dakota's and Centennial's respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under their respective credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of the construction businesses.
Short-term debt
The following describes certain transactions during the three and six months ended June 30, 2019, included in outstanding short-term debt:

•	On March 22, 2019, Cascade entered into a $40.0 million term loan agreement with a variable interest rate and a maturity date of December 31, 2019.

•	On April 12, 2019, Centennial entered into a $50.0 million term loan agreement with a variable interest rate and a maturity date of April 11, 2020.
Long-term debt
The following describes certain transactions during the three and six months ended June 30, 2019, included in outstanding long-term debt:

•	On April 4, 2019, Centennial issued $150.0 million of senior notes with maturity dates ranging from April 4, 2029 to April 4, 2034, at a weighted average interest rate of 4.60 percent.

•
On June 7, 2019, Cascade amended its revolving credit agreement to increase the borrowing limit from $75.0 million to $100.0 million and extend the termination date from April 24, 2020 to June 7, 2024.

•	On June 7, 2019, Intermountain amended its revolving credit agreement to extend the termination date from April 24, 2020 to June 7, 2024.

•	On June 13, 2019, Cascade issued $75.0 million of senior notes with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.93 percent.

•	On June 13, 2019, Intermountain issued $50.0 million of senior notes with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.92 percent.

Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2019	June 30, 2019	December 31, 2018
		(In thousands)
Senior notes due on dates ranging from July 1, 2019 to January 15, 2055	4.52%	$1,656,000	$1,381,000
Commercial paper supported by revolving credit agreements	2.77%	433,350	338,100
Term loan agreements due on dates ranging from October 17, 2019 to September 3, 2032	2.75%	209,800	209,800
Credit agreements due on June 7, 2024	5.50%	11,075	110,100
Medium-term notes due on dates ranging from September 1, 2020 to March 16, 2029	6.68%	50,000	50,000
Other notes due on dates ranging from January 2, 2022 to November 30, 2038	5.01%	26,105	25,229
Less unamortized debt issuance costs		6,164	5,207
Less discount		360	327
Total long-term debt		2,379,806	2,108,695
Less current maturities		51,822	251,854
Net long-term debt		$2,327,984	$1,856,841

Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, as of June 30, 2019, were as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Long-term debt maturities	$51,761	$15,926	$386,430	$147,434	$125,188	$1,659,591

Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Interest, net*	$45,702	$39,467
Income taxes paid, net**	$4,124	$4,034

*	AFUDC - borrowed was $1.2 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

**	Income taxes paid, net of discontinued operations, were $2.0 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

Noncash investing and financing transactions were as follows:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,990	$—	$—
Property, plant and equipment additions in accounts payable	$27,312	$30,985	$42,355
Debt assumed in connection with a business combination	$1,163	$—	$—
Issuance of common stock in connection with a business combination	$—	$17,993	$18,186

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
The construction services segment provides inside and outside specialty contracting services. Its inside services include design, construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its outside services include design, construction and maintenance of overhead and underground electrical distribution and transmission lines, substations, external lighting, traffic signalization, and gas pipelines, as well as utility excavation and the manufacture and distribution of transmission line construction equipment. This segment also constructs and maintains renewable energy projects. These specialty contracting services are provided to utilities and large manufacturing, commercial, industrial, institutional and governmental customers.
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions and certain general and administrative costs (reflected in operation and maintenance expense) and interest expense which were previously allocated to the refining business and Fidelity that do not meet the criteria for income (loss) from discontinued operations. The Other category also includes Centennial Resources' former investment in Brazil.
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
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2018 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$81,011	$78,499	$173,578	$165,904
Natural gas distribution	133,867	129,540	476,014	462,204
Pipeline and midstream	21,369	18,645	26,272	23,035
	236,247	226,684	675,864	651,143
Nonregulated operations:
Pipeline and midstream	7,311	5,415	11,021	9,858
Construction materials and contracting	595,799	509,388	822,911	722,672
Construction services	464,192	323,020	884,925	657,071
Other	24	90	43	146
	1,067,326	837,913	1,718,900	1,389,747
Total external operating revenues	$1,303,573	$1,064,597	$2,394,764	$2,040,890

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—	$—
Natural gas distribution	—	—	—	—
Pipeline and midstream	7,426	6,446	31,349	28,182
	7,426	6,446	31,349	28,182
Nonregulated operations:
Pipeline and midstream	87	93	119	116
Construction materials and contracting	168	235	264	336
Construction services	721	540	849	550
Other	2,879	2,667	10,704	5,306
	3,855	3,535	11,936	6,308
Intersegment eliminations	(11,281)	(9,981)	(43,285)	(34,490)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$9,791	$13,027	$27,779	$31,182
Natural gas distribution	(2,621)	(4,371)	47,696	44,169
Pipeline and midstream	10,698	8,482	20,602	16,650
Construction materials and contracting	46,178	37,301	4,597	10,992
Construction services	31,966	19,356	59,431	39,990
Other	1,299	197	1,425	385
Total operating income	$97,311	$73,992	$161,530	$143,368

Net income (loss):
Regulated operations:
Electric	$7,471	$9,133	$22,976	$22,216
Natural gas distribution	(6,252)	(6,852)	30,248	25,771
Pipeline and midstream	6,378	5,240	13,382	10,699
	7,597	7,521	66,606	58,686
Nonregulated operations:
Pipeline and midstream	742	467	579	288
Construction materials and contracting	29,166	24,336	(5,283)	815
Construction services	22,845	14,088	42,869	29,179
Other	2,795	(2,337)	(537)	(2,932)
	55,548	36,554	37,628	27,350
Income from continuing operations	63,145	44,075	104,234	86,036
Income (loss) from discontinued operations, net of tax	(1,320)	(273)	(1,483)	203
Net income	$61,825	$43,802	$102,751	$86,239

Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$227	$340
Interest cost	3,840	3,488	713	672
Expected return on assets	(3,998)	(5,379)	(1,182)	(1,266)
Amortization of prior service credit	—	—	(228)	(348)
Amortization of net actuarial (gain) loss	1,418	1,721	(42)	82
Net periodic benefit cost (credit), including amount capitalized	1,260	(170)	(512)	(520)
Less amount capitalized	—	—	27	43
Net periodic benefit cost (credit)	$1,260	$(170)	$(539)	$(563)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30,	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$571	$747
Interest cost	7,613	7,295	1,493	1,450
Expected return on assets	(9,118)	(10,377)	(2,402)	(2,433)
Amortization of prior service credit	—	—	(577)	(697)
Amortization of net actuarial loss	2,773	3,503	55	320
Net periodic benefit cost (credit), including amount capitalized	1,268	421	(860)	(613)
Less amount capitalized	—	—	58	83
Net periodic benefit cost (credit)	$1,268	$421	$(918)	$(696)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2019, was $1.1 million and $2.2 million, respectively. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2018, was $1.1 million and $2.2 million, respectively. The components of net periodic benefit cost for these plans, which does not contain any service costs, are included in other income on the Consolidated Statements of Income.
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
MNPUC
On April 18, 2019, the MNPUC approved a decrease in rates for Great Plains of $400,000 on an annual basis to reflect TCJA impacts effective May 1, 2019, as well as a one-time TCJA refund of approximately $600,000, to be issued within 120 days of the implementation of new rates, for the period from January 1, 2018 through April 30, 2019.
MTPSC
On September 28, 2018, Montana-Dakota filed an application with the MTPSC for an electric rate increase of approximately $11.9 million annually or approximately 18.9 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. The requested increase was partially offset by tax savings related to the TCJA. On March 7, 2019, the MTPSC issued an interim order authorizing an interim increase of $7.9 million or approximately 12.8 percent, subject to refund, to be effective with service rendered on or after April 1, 2019. On April 24, 2019, Montana-Dakota submitted a settlement agreement reflecting a $9.0 million annual increase to be implemented in the first 12 months following the date of approval and an additional $300,000 annual increase to be implemented beginning 12 months after the date of approval. On June 18, 2019, the MTPSC voted to approve the settlement as filed.
NDPSC
On January 23, 2019, the NDPSC approved a $168,000 reduction in annual revenues for Great Plains to reflect TCJA impacts effective February 1, 2019, along with the refund plan that provided for approximately $200,000 in refunds that were credited to customers' bills on April 12, 2019.
On July 19, 2019, Montana-Dakota filed an update with the NDPSC to recover approximately $1.5 million annually for the revenue requirements on certain electric transmission projects through its transmission cost adjustment rate. This matter is pending before the NDPSC.
OPUC
On December 29, 2017, Cascade filed a request with the OPUC to use deferral accounting for the 2018 net benefits associated with the implementation of the TCJA. The deferral request was renewed on December 28, 2018. This matter is pending before the OPUC.
On May 31, 2018, Cascade filed a general rate case with the OPUC requesting an overall increase to Cascade's natural gas rates of approximately $2.3 million or 3.5 percent on an annual basis, which incorporated the impact of the TCJA. On January 22, 2019, Cascade filed a stipulation with the OPUC for an annual increase in revenues of $1.7 million with a $500,000 reduction for excess deferred income taxes, for a net increase of $1.2 million. On March 14, 2019, the OPUC approved the settlement with rates effective April 1, 2019.
On June 14, 2019, Cascade filed a request with the OPUC to implement a new pipeline safety cost recovery mechanism to recover investments to replace Cascade's highest risk infrastructure. If approved, Cascade would file a report annually with the OPUC detailing actual projects undertaken and costs incurred for the year on November 1, seeking recovery for investments from January 1 through December 31 of that same year. This matter is pending before the OPUC.
WUTC
On March 28, 2019, the WUTC approved an increase to Cascade's natural gas rates through an out-of-period purchased gas adjustment surcharge. The increase of approximately $48.0 million reflected unrecovered purchased gas costs from October 2018 through the end of January 2019 as a result of the rupture of the Enbridge pipeline in Canada on October 9, 2018, causing increased natural gas costs. The WUTC approved this amount, including interest, to be collected over three years beginning April 1, 2019.
On March 29, 2019, Cascade filed a general rate case with the WUTC requesting an increase in annual revenue of $12.7 million or approximately 5.5 percent. This matter is pending before the WUTC. The WUTC has 11 months to process the request and issue an order.
On May 31, 2019, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in revenue of approximately $1.6 million or approximately 0.7 percent. This matter is pending before the WUTC.
WYPSC
On April 4, 2019, Montana-Dakota submitted compliance rates to the WYPSC reflecting a decrease in annual revenues of approximately $1.1 million or approximately 4.2 percent to reflect TCJA impacts. On April 8, 2019, the WYPSC approved the Company's requested decrease in electric rates and required a refund to customers for the period from January 1, 2018 through the date prior to the implementation of the rates within 90 days of the effective date of the new rates. The new rates were implemented for service rendered on and after May 1, 2019, and the refunds of approximately $1.6 million were credited to customers' bills on July 25, 2019.
On March 30, 2018, Montana-Dakota reported its natural gas earnings do not support a decrease in rates and requested the WYPSC allow the impacts of the TCJA be addressed in a natural gas rate case to be submitted by June 1, 2019. On July 16, 2019, the WYPSC ruled in a hearing for Montana-Dakota to provide for a one-time refund of approximately $190,000 to be credited to customers' bills by November 1, 2019, for the TCJA impacts from January 1, 2018 through June 30, 2019. This matter is pending before the WYPSC.

On May 23, 2019, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase of approximately $1.1 million annually or approximately 7.0 percent above current rates. The requested increase was to recover increased operating expenses and investments in distribution facilities to improve system safety and reliability. This matter is pending before the WYPSC.
FERC
In accordance with WBI Energy Transmission’s offer of settlement and stipulation and agreement with the FERC dated June 4, 2014, the Company was to make a filing with new proposed rates to be effective no later than May 1, 2019. On October 31, 2018, the Company filed a rate case with the FERC. Following negotiations between FERC staff, customers and the Company, on May 30, 2019, the FERC granted the Company's request to place interim settlement rates into effect May 1, 2019, subject to refund or surcharge, and pending the FERC's consideration of the filing of a settlement agreement. Based on as filed volumes and settlement rates, the revenue increase is approximately $4.5 million annually. Included in the revenue increase are the impacts from higher depreciation rates agreed to in the settlement, as well as the impacts of the TCJA. On June 28, 2019, the Company filed a final settlement agreement and related documents with the FERC. This matter is pending before the FERC.
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
The Company has accrued liabilities of $32.1 million, $31.1 million and $30.4 million, which have not been discounted, including liabilities held for sale, for contingencies, including litigation, production taxes, royalty claims and environmental matters at June 30, 2019 and 2018, and December 31, 2018, respectively. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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

Manufactured Gas Plant Sites There are three claims against Cascade for cleanup of environmental contamination at manufactured gas plant sites operated by Cascade's predecessors, and one against Montana-Dakota at a site operated by Montana-Dakota or its predecessors. Any accruals related to these claims are reflected in regulatory assets. For more information, see Note 13.
The first claim against Cascade is for contamination at a site in Eugene, Oregon, which was received in 1995. The Oregon DEQ released an ROD in January 2015 that selected a remediation alternative for the site as recommended in an earlier staff report. In the second quarter of 2019, site field work for the design was completed which resulted in reducing the total estimated cost for the selected remediation, including long-term maintenance, to approximately $2.4 million of which $400,000 has been incurred. Cascade and other PRPs are finalizing a proposed consent judgment with the Oregon DEQ by which the PRPs agree to perform the recommended remediation and long-term maintenance for the site. Cascade and other PRPs will share in the cleanup and maintenance costs with Cascade to pay 50 percent of such costs. Cascade has an accrual balance of $1.0 million for remediation and maintenance of this site. In January 2013, the OPUC approved Cascade's application to defer environmental remediation costs at the Eugene site for a period of 12 months starting November 30, 2012. Cascade received orders reauthorizing the deferred accounting.
The second claim against Cascade is for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $3.6 million has been incurred. Cascade has accrued $4.0 million for the remedial investigation and feasibility study, as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
The third claim against Cascade is for contamination at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. The other PRPs will develop a cleanup action plan and, after public review of the cleanup action plan, develop design documents. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, it converted the plant to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas. Cascade has recorded an accrual for this site for an amount that is not material.
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
Demand has been made of Montana-Dakota to participate in investigation and remediation of environmental contamination at a site in Missoula, Montana. The site operated as a former manufactured gas plant from approximately 1907 to 1938 when it was converted to a butane-air plant that operated until 1956. Montana-Dakota or its predecessors owned or controlled the site for a period of the time it operated as a manufactured gas plant and Montana-Dakota operated the butane-air plant from 1940 to 1951, at which time it sold the plant. There are no documented wastes or by-products resulting from the mixing or distribution of butane-air gas. Preliminary assessment of a portion of the site provided a recommended remedial alternative for that portion of approximately $560,000. However, the recommended remediation would not address any potential contamination to adjacent parcels that may be impacted by contamination from the manufactured gas plant. Montana-Dakota and another party have tentatively agreed to voluntarily investigate and remediate the site and that Montana-Dakota will pay two-thirds of the costs for further investigation and remediation of the site.

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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2019, the fixed maximum amounts guaranteed under these agreements aggregated $274.2 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $85.5 million in 2019; $181.4 million in 2020; $700,000 in 2021; $500,000 in 2022; $500,000 in 2023; $1.6 million thereafter; and $4.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at June 30, 2019. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2019, the fixed maximum amounts guaranteed under these letters of credit aggregated $32.8 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $29.4 million in 2019 and $3.4 million in 2020. There were no amounts outstanding under the above letters of credit at June 30, 2019. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2019.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2019, approximately $1.1 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At June 30, 2019, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $37.3 million.
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
The Company has capabilities to fund its growth and operations through various sources, including internally generated funds, commercial paper facilities, revolving credit facilities, term loans and the issuance from time to time of debt and equity securities. For more information on the Company's capital expenditures and funding sources, see Liquidity and Capital Commitments.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Electric	$7.5	$9.1	$23.0	$22.2
Natural gas distribution	(6.3)	(6.8)	30.3	25.8
Pipeline and midstream	7.1	5.7	14.0	11.0
Construction materials and contracting	29.2	24.3	(5.3)	.8
Construction services	22.8	14.1	42.9	29.2
Other	2.8	(2.3)	(.7)	(3.0)
Income from continuing operations	63.1	44.1	104.2	86.0
Income (loss) from discontinued operations, net of tax	(1.3)	(.3)	(1.5)	.2
Net income	$61.8	$43.8	$102.7	$86.2
Earnings per share - basic:
Income from continuing operations	$.32	$.22	$.53	$.44
Discontinued operations, net of tax	(.01)	—	(.01)	—
Earnings per share - basic	$.31	$.22	$.52	$.44
Earnings per share - diluted:
Income from continuing operations	$.32	$.22	$.53	$.44
Discontinued operations, net of tax	(.01)	—	(.01)	—
Earnings per share - diluted	$.31	$.22	$.52	$.44
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 The Company recognized consolidated earnings of $61.8 million for the quarter ended June 30, 2019, compared to $43.8 million for the same period in 2018.
Positively impacting the Company's earnings was an increase in gross margins at the construction services business, primarily the result of higher inside and outside specialty contracting workloads, and at the construction materials and contracting business, largely resulting from strong economic environments in certain states. At the pipeline and midstream business, increased volumes of natural gas being transported through its pipeline as a result of organic growth projects completed in 2018 also contributed to the increased earnings. Partially offsetting these increases was higher operation and maintenance expense at the electric business.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 The Company recognized consolidated earnings of $102.7 million for the six months ended June 30, 2019, compared to $86.2 million for the same period in 2018.
Positively impacting the Company's earnings was an increase in gross margin at the construction services business, largely the result of higher inside and outside specialty contracting workloads. Also contributing to the increased earnings was approved rate recovery and higher retail sales volumes at the natural gas distribution business and increased volumes of natural gas being transported at the pipeline and midstream business. Partially offsetting these increases were decreased earnings at the construction materials and contracting business, primarily resulting from seasonal negative gross margins associated with businesses acquired since the second quarter of 2018.
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
For information pertinent to various commitments and contingencies, see the Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 17 of the Notes to Consolidated Financial Statements.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 17. Both segments strive to be a top performing utility company measured by integrity, safety, employee satisfaction, customer service and shareholder return, while continuing to focus on providing safe, environmentally friendly, reliable and competitively priced energy and related services to customers. The Company continues to monitor opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution and natural gas systems, and through selected acquisitions of companies and properties at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To assist in the reduction of regulatory lag with the increase in investments, tracking mechanisms have been implemented in certain jurisdictions. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas, as well as increase costs to produce electricity and natural gas. Although the current administration has slowed environmental regulations, the segments continue to invest in facility upgrades to be in compliance with the existing and future regulations.
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
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions, where applicable)
Operating revenues	$81.0	$78.5	$173.6	$165.9
Electric fuel and purchased power	19.4	18.0	45.7	40.5
Taxes, other than income	.1	.2	.3	.4
Adjusted gross margin	61.5	60.3	127.6	125.0
Operating expenses:
Operation and maintenance	33.6	31.1	63.8	61.2
Depreciation, depletion and amortization	13.9	12.5	27.6	25.1
Taxes, other than income	4.2	3.7	8.4	7.5
Total operating expenses	51.7	47.3	99.8	93.8
Operating income	9.8	13.0	27.8	31.2
Other income (expense)	(.1)	.9	2.1	1.3
Interest expense	6.2	6.5	12.7	13.1
Income before income taxes	3.5	7.4	17.2	19.4
Income taxes	(4.0)	(1.7)	(5.8)	(2.8)
Net income	$7.5	$9.1	$23.0	$22.2
Retail sales (million kWh):
Residential	226.6	246.1	606.2	620.1
Commercial	336.7	355.1	742.9	757.4
Industrial	136.2	131.5	275.7	273.9
Other	22.1	23.4	44.0	46.0
	721.6	756.1	1,668.8	1,697.4
Average cost of electric fuel and purchased power per kWh	$.024	$.022	$.025	$.022
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 Electric earnings decreased $1.6 million (18 percent) as a result of:
Adjusted gross margin: Increase of $1.2 million, primarily due to increased revenues associated with regulatory mechanisms which include approved Montana interim rates effective April 1, 2019, and recovery of the investment in the Thunder Spirit Wind farm expansion placed into service in the fourth quarter of 2018. These increases were partially offset by lower retail sales volumes of approximately 5 percent, primarily to residential and commercial customers.
Operation and maintenance: Increase of $2.5 million, largely due to higher contract services, primarily driven by a maintenance outage at Coyote Station, and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $1.4 million as a result of increased property, plant and equipment balances including the Thunder Spirit Wind farm expansion, as previously discussed, and other capital projects.
Taxes, other than income: Increase of $500,000, primarily from higher property taxes in certain jurisdictions.
Other income (expense): Decrease in income of $1.0 million, primarily the write-down of a non-utility investment, as discussed in Note 14, partially offset by higher returns on the Company's benefit plan investments. Also contributing to the decrease was higher pension expense, as discussed in Defined benefit pension plans later in this Item.
Interest expense: Comparable to the same period in prior year.
Income taxes: Increase in income tax benefits of $2.3 million, largely resulting from increased production tax credits.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 Electric earnings increased $800,000 (3 percent) as a result of:
Adjusted gross margin: Increase of $2.6 million, primarily due to increased revenues associated with regulatory mechanisms which include recovery of the investment in the Thunder Spirit Wind farm expansion placed into service in the fourth quarter of 2018, approved Montana interim rates effective April 1, 2019, and recovery of the investment in the BSSE project placed into service in the first quarter of 2019. These increases were partially offset by lower retail sales volumes of approximately 2 percent, primarily to residential and commercial customers.
Operation and maintenance: Increase of $2.6 million, largely due to higher contract services, primarily driven by a maintenance outage at Coyote Station, and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $2.5 million as a result of increased property, plant and equipment balances including the Thunder Spirit Wind farm expansion, as previously discussed, and other capital projects.
Taxes, other than income: Increase of $900,000, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $800,000, primarily the result of higher returns on the Company's benefit plan investments, partially offset by the write-down of a non-utility investment, as discussed in Note 14. Also partially offsetting the increase was higher pension expense, as discussed in Defined benefit pension plans later in this Item.
Interest expense: Comparable to the same period in prior year.
Income taxes: Increase in income tax benefits of $3.0 million, largely resulting from increased production tax credits and other permanent tax benefits.

Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions, where applicable)
Operating revenues	$133.9	$129.5	$476.0	$462.2
Purchased natural gas sold	62.3	62.7	270.0	266.4
Taxes, other than income	5.3	5.6	17.4	17.8
Adjusted gross margin	66.3	61.2	188.6	178.0
Operating expenses:
Operation and maintenance	43.6	42.5	90.0	87.2
Depreciation, depletion and amortization	19.7	17.7	39.1	35.4
Taxes, other than income	5.6	5.4	11.8	11.2
Total operating expenses	68.9	65.6	140.9	133.8
Operating income (loss)	(2.6)	(4.4)	47.7	44.2
Other income	.8	.9	3.7	1.3
Interest expense	8.8	7.3	17.1	14.9
Income (loss) before income taxes	(10.6)	(10.8)	34.3	30.6
Income taxes	(4.3)	(4.0)	4.0	4.8
Net income (loss)	$(6.3)	$(6.8)	$30.3	$25.8
Volumes (MMdk)
Retail sales:
Residential	8.8	8.3	40.2	36.4
Commercial	6.4	6.3	27.3	25.0
Industrial	1.1	1.0	2.7	2.4
	16.3	15.6	70.2	63.8
Transportation sales:
Commercial	.4	.4	1.2	1.1
Industrial	31.6	29.4	72.2	66.2
	32.0	29.8	73.4	67.3
Total throughput	48.3	45.4	143.6	131.1
Average cost of natural gas per dk	$3.83	$4.01	$3.85	$4.18
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 Natural gas distribution's seasonal loss decreased $500,000 (9 percent) as a result of:
Adjusted gross margin: Increase of $5.1 million primarily due to approved rate recovery in certain jurisdictions, increased retail sales volumes of 4 percent related to all customer classes and weather normalization and conservation adjustments in certain jurisdictions.
Operation and maintenance: Increase of $1.1 million, largely due to higher payroll-related costs, partially offset by lower contract services due to the absence of the prior year's recognition of a non-recurring expense related to the approved WUTC general rate case settlement in the second quarter of 2018.
Depreciation, depletion and amortization: Increase of $2.0 million, primarily as a result of increased property, plant and equipment balances.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Decrease of $100,000, primarily the write-down of a non-utility investment, as discussed in Note 14, largely offset by increased interest income related to higher gas costs to be collected from customers, as discussed in Notes 13 and 19, and higher returns on the Company's benefit plan investments. Also contributing to the decrease was higher pension expense, as discussed in Defined benefit pension plans later in this Item.
Interest expense: Increase of $1.5 million, largely resulting from increased debt balances to finance higher gas costs to be collected from customers.

Income taxes: Comparable to the same period in prior year.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 Natural gas distribution earnings increased $4.5 million (17 percent) as a result of:
Adjusted gross margin: Increase of $10.6 million primarily due to an increase in retail sales volumes of 10 percent related to all customer classes due to colder weather, offset in part by weather normalization and conservation adjustments in certain jurisdictions, and approved rate recovery in certain jurisdictions. The adjusted gross margins were also positively impacted by higher rate realization due to higher conservation revenue, which offsets the conservation expense in operation and maintenance expense.
Operation and maintenance: Increase of $2.8 million, largely resulting from higher payroll-related costs and conservation expenses being recovered in revenue, partially offset by lower contract services due to the absence of the prior year's recognition of a non-recurring expense related to the approved WUTC general rate case settlement in the second quarter of 2018.
Depreciation, depletion and amortization: Increase of $3.7 million, primarily as a result of increased property, plant and equipment balances.
Taxes, other than income: Increase of $600,000, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $2.4 million, largely resulting from higher returns on the Company's benefit plan investments and increased interest income related to higher gas costs to be collected from customers, as discussed in Notes 13 and 19. Partially offsetting these increases are higher pension expense, as discussed in Defined benefit pension plans later in this Item, and the write-down of a non-utility investment, as discussed in Note 14.
Interest expense: Increase of $2.2 million, largely resulting from increased debt balances to finance higher gas costs to be collected from customers.
Income taxes: Decrease of $800,000 resulting from increased permanent tax benefits, partially offset by higher income taxes due to higher income before taxes.
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
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generation units within the next three years, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in late 2020 for Lewis & Clark Station in Sidney, Montana, and in late 2021 for units 1 and 2 at Heskett Station in Mandan, North Dakota. In addition, the Company announced that it intends to construct a new 88-MW simple-cycle natural gas combustion turbine peaking unit at the existing plant site in Mandan, North Dakota. The simple-cycle turbine was included in the Company's recently submitted integrated resource plan. The Company expects to file an advanced determination of prudence with the NDPSC during the third quarter of 2019 for the new simple-cycle turbine. If approved, the simple-cycle turbine is expected to be placed into service in 2023. Deferred accounting orders on the remaining Lewis & Clark and Heskett property, plant and equipment balances will also be filed in the necessary jurisdictions.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company also continues to propose pipeline safety cost recovery mechanisms in certain jurisdictions focusing on the safety of its infrastructure. The Company's most recent cases by jurisdiction are discussed in Note 19.
Pipeline and Midstream
Strategy and challenges The pipeline and midstream segment provides natural gas transportation, gathering and underground storage services, as discussed in Note 17. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of existing storage, gathering and transmission facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies.
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
Earnings overview - The following information summarizes the performance of the pipeline and midstream segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenues	$36.2	$30.6	$68.8	$61.2
Operating expenses:
Operation and maintenance	16.9	14.6	31.5	29.7
Depreciation, depletion and amortization	5.3	4.4	10.1	8.7
Taxes, other than income	3.3	3.1	6.6	6.2
Total operating expenses	25.5	22.1	48.2	44.6
Operating income	10.7	8.5	20.6	16.6
Other income	.2	.4	.8	.5
Interest expense	1.8	1.3	3.6	2.5
Income before income taxes	9.1	7.6	17.8	14.6
Income taxes	2.0	1.9	3.8	3.6
Net income	$7.1	$5.7	$14.0	$11.0
Transportation volumes (MMdk)	110.1	88.2	208.8	166.5
Natural gas gathering volumes (MMdk)	3.5	3.7	6.9	7.4
Customer natural gas storage balance (MMdk):
Beginning of period	2.3	7.7	13.9	22.4
Net injection (withdrawal)	9.1	8.5	(2.5)	(6.2)
End of period	11.4	16.2	11.4	16.2
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 Pipeline and midstream earnings increased $1.4 million (25 percent) as a result of:
Revenues: Increase of $5.6 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects completed in 2018 and increased rates effective May 1, 2019, due to the rate case recently filed with the FERC, as discussed in Note 19. Revenue was also positively impacted by higher nonregulated project revenue.
Operation and maintenance: Increase of $2.3 million, primarily from higher nonregulated project costs as a result of increased nonregulated project revenue, as previously discussed, and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $900,000, primarily increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service, and higher depreciation rates effective May 1, 2019, due to the recently filed rate case with the FERC, as discussed in Note 19.
Taxes, other than income: Comparable to the same period in prior year.
Other income: Comparable to the same period in prior year.

Interest expense: Increase of $500,000, largely resulting from higher debt balances to finance the organic growth projects completed during 2018, as previously discussed.
Income taxes: Comparable to the same period in the prior year.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 Pipeline and midstream earnings increased $3.0 million (27 percent) as a result of:
Revenues: Increase of $7.6 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects completed in 2018 and increased rates effective May 1, 2019, due to the rate case recently filed with the FERC, as discussed in Note 19. Revenue was also positively impacted by higher nonregulated project revenue. Partially offsetting these increases was lower storage revenue due to narrow natural gas pricing spreads, as discussed in the Outlook section.
Operation and maintenance: Increase of $1.8 million, largely from higher nonregulated project costs as a result of increased nonregulated project revenue, as previously discussed, and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $1.4 million, primarily increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service.
Taxes, other than income: Increase of $400,000, primarily due to higher property taxes in certain jurisdictions.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $1.1 million, largely resulting from higher debt balances to finance the organic growth projects completed during 2018, as previously discussed.
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
In 2019, the Company plans to complete two additional natural gas pipeline growth projects, the Demicks Lake project and Line Section 22 Expansion project. The Company has signed long-term contracts supporting both projects. The Demicks Lake project, which includes approximately 14 miles of 20-inch pipe and is designed to increase capacity by 175 MMcf per day, is located in McKenzie County, North Dakota. Construction began in April of 2019 with an in-service date in the fall of 2019. The Company began construction on the Line Section 22 Expansion project in the Billings, Montana, area in May of 2019 with an expected in-service date in late 2019. The project is designed to increase capacity by 22.5 MMcf per day to serve incremental demand in Billings, Montana.
Additionally, the Company expects to begin construction on the Demicks Lake Expansion project, located in McKenzie County, North Dakota, in the third quarter of 2019. The Company has signed a long-term contract supporting this project, which is designed to increase capacity by 175 MMcf per day. The Demicks Lake Expansion project is expected to be in-service in early 2020.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, and extend to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. The Company has secured long-term customer commitments to support the project at an increased design capacity of 300 MMcf per day. Construction is expected to begin in early 2021 with an estimated completion date late in 2021, which is dependent on regulatory and environmental permitting. On June 28, 2019, the Company filed with the FERC a request to initiate the pre-filing process and received FERC approval of the pre-filing request on July 3, 2019.
Construction Materials and Contracting
Strategy and challenges The construction materials and contracting segment provides an integrated set of aggregate-based construction services, as discussed in Note 17. The segment focuses on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities; enhancing profitability through cost containment, margin discipline and vertical integration of the segment's operations; development and recruitment of talented employees; and continued growth through organic and acquisition opportunities.

A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise. The Company's acquisition activity supports this strategy.
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.0 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. In 2018, the Company's aggregate reserves increased by approximately 50 million tons primarily due to acquisition activity.
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility in the cost of raw materials such as diesel fuel, gasoline, liquid asphalt, cement and steel. Although it is difficult to determine the split between inflation and supply/demand increases, diesel fuel costs remained fairly stable for the first six months of 2019, while asphalt oil costs have trended higher in 2019 compared to 2018. Such volatility can have a negative impact on the segment's margins. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to control costs, as well as find and train a skilled workforce to meet the needs of increasing demand and seasonal work.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenues	$596.0	$509.6	$823.2	$723.0
Cost of sales:
Operation and maintenance	494.7	426.0	715.5	624.9
Depreciation, depletion and amortization	18.7	14.0	35.5	27.0
Taxes, other than income	13.0	11.2	21.4	19.0
Total cost of sales	526.4	451.2	772.4	670.9
Gross margin	69.6	58.4	50.8	52.1
Selling, general and administrative expense:
Operation and maintenance	21.8	19.6	41.8	37.2
Depreciation, depletion and amortization	.7	.5	1.5	1.2
Taxes, other than income	.9	1.0	2.9	2.7
Total selling, general and administrative expense	23.4	21.1	46.2	41.1
Operating income	46.2	37.3	4.6	11.0
Other income (expense)	—	(.1)	1.3	(.8)
Interest expense	6.8	4.5	12.1	8.1
Income (loss) before income taxes	39.4	32.7	(6.2)	2.1
Income taxes	10.2	8.4	(.9)	1.3
Net income (loss)	$29.2	$24.3	$(5.3)	$.8
Sales (000's):
Aggregates (tons)	9,084	7,647	12,955	11,494
Asphalt (tons)	1,913	1,975	2,079	2,201
Ready-mixed concrete (cubic yards)	1,144	948	1,752	1,520
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 Construction materials and contracting earnings increased $4.9 million (20 percent) as a result of:
Revenues: Increase of $86.4 million, primarily the result of higher aggregate and ready-mixed concrete volumes and construction revenues due to strong economic environments in certain states, as well as additional material volumes associated with the businesses acquired since the second quarter of 2018.

Gross margin: Increase of $11.2 million, largely due to the higher volume of work resulting in an increase in revenues, as previously discussed. Operation and maintenance expense increased as a direct result of the revenue increase.
Selling, general and administrative expense: Increase of $2.3 million, primarily payroll-related costs, largely related to the businesses acquired since the second quarter of 2018.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $2.3 million, largely resulting from higher debt balances as a result of recent acquisitions and higher working capital needs during the construction season.
Income taxes: Increase of $1.8 million, largely the result of increased income before income taxes.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 Construction materials and contracting earnings decreased $6.1 million (748 percent) as a result of:
Revenues: Increase of $100.2 million, primarily the result of higher aggregate and ready-mixed concrete volumes and construction revenues due to strong economic environments in certain states largely during the second quarter of 2019, as well as additional material volumes associated with the businesses acquired since the second quarter of 2018.
Gross margin: Decrease of $1.3 million, largely resulting from seasonal negative gross margins associated with the businesses acquired since the second quarter of 2018, partially offset by the volume of work during the second quarter of 2019 resulting in an increase in revenues, as previously discussed. Operation and maintenance expense increased as a direct result of the revenue increase.
Selling, general and administrative expense: Increase of $5.1 million, primarily payroll-related costs, largely related to the businesses acquired since the second quarter of 2018.
Other income: Increase of $2.1 million, primarily due to higher returns on investments.
Interest expense: Increase of $4.0 million, largely resulting from higher debt balances as a result of recent acquisitions and working capital needs.
Income taxes: Decrease of $2.2 million, largely the result of a loss before income taxes.
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
The Company remains optimistic about overall economic growth and infrastructure spending. The IBISWorld Incorporated Industry Report issued in June 2019 for sand and gravel mining in the United States projects a 1.1 percent annual growth rate through 2024. The report also states the demand for clay and refractory materials is projected to continue deteriorating in several downstream manufacturing industries. However, the report expects this decline will be offset by rising activity in the residential and nonresidential construction markets, growing public sector investment in the highway and bridge construction markets and the oil and gas sector growth. The Company believes stronger demand in the housing construction markets along with continued demand from the highway and bridge construction markets should provide a stable demand for construction materials and contracting products and services in the near future.
In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas, which augments existing company operations and enhances its ability to sell aggregates to third parties in the coming years. Also in the first quarter of 2019, the Company acquired Viesko Redi-Mix, Inc., a ready-mixed concrete supplier headquartered near Salem, Oregon. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 9.
The construction materials and contracting segment's backlog at June 30, 2019, was $1.0 billion, up from $731.2 million at June 30, 2018. The increase in backlog was primarily attributable to increased agency work and bidding opportunities in nearly every region. The Company expects to complete a significant amount of backlog at June 30, 2019, during the next 12 months.
During the second quarter of 2019, the governor of Oregon signed House Bill 3427, which creates a Corporate Activity Tax. The tax is expected to be enacted in the third quarter of 2019 and effective for the Company on January 1, 2020. The Company is evaluating the impact the additional taxation will have on the construction materials and contracting segment due to their operations in Oregon.
Five of the labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2018 Annual Report, have been ratified.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Operating revenues	$464.9	$323.6	$885.7	$657.6
Cost of sales:
Operation and maintenance	391.1	270.7	742.7	548.7
Depreciation, depletion and amortization	3.7	3.6	7.3	7.1
Taxes, other than income	14.6	9.5	30.5	22.3
Total cost of sales	409.4	283.8	780.5	578.1
Gross margin	55.5	39.8	105.2	79.5
Selling, general and administrative expense:
Operation and maintenance	22.1	19.1	42.4	36.4
Depreciation, depletion and amortization	.4	.3	.8	.7
Taxes, other than income	1.0	1.0	2.6	2.4
Total selling, general and administrative expense	23.5	20.4	45.8	39.5
Operating income	32.0	19.4	59.4	40.0
Other income	.6	.3	1.2	.6
Interest expense	1.4	.9	2.5	1.8
Income before income taxes	31.2	18.8	58.1	38.8
Income taxes	8.4	4.7	15.2	9.6
Net income	$22.8	$14.1	$42.9	$29.2
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 Construction services earnings increased $8.7 million (62 percent) as a result of:
Revenues: Increase of $141.3 million, largely the result of higher inside specialty contracting workloads from greater customer demand for hospitality and high-tech projects. Also contributing to the increase was higher outside specialty contracting workloads, primarily the result of increased demand for utility projects.
Gross margin: Increase of $15.7 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed. Operation and maintenance expense increased as a direct result of the revenue increase.

Selling, general and administrative expense: Increase of $3.1 million, primarily payroll-related costs, as well as increased professional services and office expenses, partially offset by decreased bad debt expenses.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $500,000, primarily due to higher debt balances as a result of additional working capital needs during the construction season.
Income taxes: Increase of $3.7 million, largely due to an increase in income before income taxes.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 Construction services earnings increased $13.7 million (47 percent) as a result of:
Revenues: Increase of $228.1 million, largely the result of higher inside specialty contracting workloads from greater customer demand for hospitality and high-tech projects. Also contributing to the increase was higher outside specialty contracting workloads, primarily the result of increased demand for utility projects.
Gross margin: Increase of $25.7 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed. Operation and maintenance expense increased as a direct result of the revenue increase.
Selling, general and administrative expense: Increase of $6.3 million, primarily payroll-related costs, as well as increased office expenses and professional services, partially offset by decreased bad debt expenses.
Other income: Increase of $600,000, largely attributable to higher returns on investments.
Interest expense: Increase of $700,000, primarily due to higher debt balances as a result of additional working capital needs during the construction season.
Income taxes: Increase of $5.6 million, largely due to an increase in income before income taxes.
Outlook The Company continues to expect long-term growth in the electric transmission and distribution market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. The Company continues to believe several small and medium-sized transmission and distribution projects will be available for bid in 2019.
The Company expects bidding activity to remain strong for both inside and outside specialty construction companies in 2019. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce will continue to provide a benefit in securing and executing profitable projects. The construction services segment had backlog at June 30, 2019, of $1.1 billion, up from $887.9 million at June 30, 2018. The increase in backlog was largely attributable to the new project opportunities that the Company continues to see across its diverse operations, particularly in inside specialty electrical and mechanical contracting for the hospitality and gaming, high-tech, mission critical and public entities. The Company's outside power, communications and natural gas specialty operations also have a high volume of available work. The Company expects to complete a significant amount of backlog at June 30, 2019, during the next 12 months. Additionally, the Company continues to evaluate potential acquisition opportunities that would be accretive to the Company and continue to grow the Company's backlog.
During the second quarter of 2019, the governor of Oregon signed House Bill 3427, which creates a Corporate Activity Tax. The tax is expected to be enacted in the third quarter of 2019 and effective for the Company on January 1, 2020. The Company is evaluating the impact the additional taxation will have on the construction services segment due to their operations in Oregon.

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Operating revenues	$2.9	$2.8	$10.7	$5.5
Operating expenses:
Operation and maintenance	1.1	2.0	8.2	3.9
Depreciation, depletion and amortization	.6	.5	1.0	1.1
Taxes, other than income	—	.1	.1	.1
Total operating expenses	1.7	2.6	9.3	5.1
Operating income	1.2	.2	1.4	.4
Other income (expense)	.2	(.3)	.3	.1
Interest expense	.5	.8	1.0	1.7
Income (loss) before income taxes	.9	(.9)	.7	(1.2)
Income taxes	(1.9)	1.4	1.4	1.8
Net income (loss)	$2.8	$(2.3)	$(.7)	$(3.0)
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 The net income for Other was positively impacted in the second quarter of 2019 as a result of favorable income tax adjustments related to the consolidated Company's annualized estimated tax rate. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 The net loss for Other was positively impacted as a result of reduced income tax adjustments related to the consolidated Company's annualized estimated tax rate in 2019. Also included in Other was insurance activity at the Company's captive insurer which impacted both operating revenues and operation and maintenance expense. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Intersegment transactions:
Operating revenues	$11.3	$10.0	$43.2	$34.5
Operation and maintenance	3.9	3.5	11.9	6.3
Purchased natural gas sold	7.4	6.5	31.3	28.2
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At June 30, 2019, the Company had cash and cash equivalents of $72.0 million and available borrowing capacity of $411.9 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; the Company's credit facilities, as described in Capital resources; the issuance of long-term debt; and the issuance of equity securities.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and also are affected by changes in working capital. Cash flows used in operating activities in the first six months of 2019 increased $199.5 million from the comparable period in 2018. The increase in cash flows used in operating activities was largely driven by an increase in accounts receivable as a result of higher revenues at the construction businesses as compared to the prior period. Also contributing to the increase in cash flows used in operating activities was the increase in natural gas purchases that include the effects of colder weather, higher gas costs and the timing of collection of such balances from customers at the natural gas distribution business.
Investing activities Cash flows used in investing activities in the first six months of 2019 was $305.1 million compared to $222.3 million in the first six months of 2018. The increase in cash used in investing activities was primarily related to acquisition activity and asset purchases at the construction materials and contracting business.
Financing activities Cash flows provided by financing activities in the first six months of 2019 was $346.0 million compared to $52.7 million in the first six months of 2018. The change was largely the result of higher debt borrowings in 2019 offset in part by the repayment of debt. The increase in cash provided by financing activities was largely due to an increase in commercial paper balances as a result of higher working capital needs at the construction services business and increased long-term and short-term debt financing at the construction materials and contracting business for financing of acquisitions and working capital needs. The increase was also due to increased borrowings at the natural gas distribution business, largely resulting from short-term borrowings for higher natural gas costs, as previously discussed, and long-term borrowings for funding capital investments. During the first six months of 2019, the Company also issued common stock for net proceeds of $69.6 million under its "at-the-market" offering and 401(k) plan.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2018 Annual Report other than an increase of approximately $2.5 million for the year in pension expense in 2019, largely resulting from a revised assumption for the expected long-term rate of return on assets used to calculate the expense and an actual decline in asset values. For more information, see Note 18 and Part II, Item 7 in the 2018 Annual Report.
Capital expenditures
Capital expenditures for the first six months of 2019 were $298.3 million, which includes the completed aggregate deposit purchase and business combination at the construction materials and contracting business, as compared to $251.3 million in the first six months of 2018, which includes two completed acquisitions at the construction materials and contracting business. Capital expenditures allocated to the Company's business segments are estimated to be approximately $674.2 million for 2019. The Company has included in the estimated capital expenditures for 2019 the completed purchase of additional aggregate deposits, the completed business combination of a ready-mixed concrete supplier, the Demicks Lake project, the Line Section 22 Expansion project and the Demicks Lake Expansion project, as previously discussed in Business Segment Financial and Operating Data.
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
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2019. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2018 Annual Report.

The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at June 30, 2019:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$47.9	(b)	$—		6/8/23
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(c)	$11.1		$2.2	(d)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$—		$1.4	(d)	6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$385.5	(b)	$—		9/23/21

(a)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). There were no amounts outstanding under the credit agreement.

(b)	Amount outstanding under commercial paper program.

(c)	Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.

(d)	Outstanding letter(s) of credit reduce the amount available under the credit agreement.

(e)	Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.

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
Total equity as a percent of total capitalization was 52 percent, 57 percent and 55 percent at June 30, 2019 and 2018, and December 31, 2018, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
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
The Company issued 924,000 and 2.3 million shares of common stock for the three and six months ended June 30, 2019, respectively, pursuant to the “at-the-market” offering. The Company received net proceeds of $23.5 million and $59.4 million for the three and six months ended June 30, 2019, respectively. The Company paid commissions to the sales agents of approximately $237,000 and $600,000 for the three and six months ended June 30, 2019, respectively, in connection with the sales of common stock under the "at-the-market" offering. The net proceeds were used for capital expenditures and acquisitions. As of June 30, 2019, the Company had remaining capacity to issue up to 7.7 million additional shares of common stock under the "at-the-market" offering program.
Certain debt instruments that the Company borrows under use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the reform of LIBOR by replacing it with Secured Overnight Financing Rate in certain of their new debt instruments, as well as those that are being renewed. The Company continues to evaluate the impact the reform will have on its debt instruments and, at this time, does not anticipate a significant impact.

Cascade Natural Gas Corporation On June 7, 2019, Cascade amended its revolving credit agreement to increase the borrowing limit from $75.0 million to $100.0 million and extend the maturity date from April 24, 2020 to June 7, 2024. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
On June 13, 2019, Cascade issued $75.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.93 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Cascade's credit agreements also contain cross-default provisions. These provisions state that if Cascade fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, Cascade will be in default under the revolving credit agreement.
Intermountain Gas Company On June 7, 2019, Intermountain amended its revolving credit agreement to extend the termination date from April 24, 2020 to June 7, 2024. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
On June 13, 2019, Intermountain issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.92 percent. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Intermountain's credit agreements also contain cross-default provisions. These provisions state that if Intermountain fails to make any payment with respect to any indebtedness or contingent obligation, in excess of a specified amount, under any agreement that causes such indebtedness to be due prior to its stated maturity or the contingent obligation to become payable, or certain conditions result in an early termination date under any swap contract that is in excess of a specified amount, then Intermountain will be in default under the revolving credit agreement.
Centennial Energy Holdings, Inc. On April 4, 2019, Centennial issued $150.0 million of senior notes under a note purchase agreement with maturity dates ranging from April 4, 2029 to April 4, 2034, at a weighted average interest rate of 4.60 percent. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 60 percent.
On April 12, 2019, Centennial entered into a $50.0 million term loan agreement with a variable interest rate which matures on April 11, 2020. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of funded debt to capitalization to be greater than 65 percent. The covenants also include certain limitations on subsidiary indebtedness and restrictions on the sale of certain assets and on the making of certain loans and investments.
Off balance sheet arrangements
As of June 30, 2019, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There were no material changes in the Company's contractual obligations from continuing operations relating to operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2019 from those reported in the 2018 Annual Report.
At June 30, 2019, the Company's commitments for long-term debt and estimated interest payments presented on a calendar-year basis were as follows:

	Remainder of 2019	1 - 3 years	3 - 5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$51.8	$549.8	$196.2	$1,588.5	$2,386.3
Estimated interest payments**	48.6	253.1	137.9	526.8	966.4
	$100.4	$802.9	$334.1	$2,115.3	$3,352.7

*	Unamortized debt issuance costs and discount are excluded from the table.

**	Estimated interest payments are calculated based on the applicable rates and payment dates.

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
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Operating income	$9.8	$13.0	$27.8	$31.2
Adjustments:
Operating expenses:
Operation and maintenance	33.6	31.1	63.8	61.2
Depreciation, depletion and amortization	13.9	12.5	27.6	25.1
Taxes, other than income	4.2	3.7	8.4	7.5
Total adjustments	51.7	47.3	99.8	93.8
Adjusted gross margin	$61.5	$60.3	$127.6	$125.0

The following information reconciles operating income (loss) to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Operating income (loss)	$(2.6)	$(4.4)	$47.7	$44.2
Adjustments:
Operating expenses:
Operation and maintenance	43.6	42.5	90.0	87.2
Depreciation, depletion and amortization	19.7	17.7	39.1	35.4
Taxes, other than income	5.6	5.4	11.8	11.2
Total adjustments	68.9	65.6	140.9	133.8
Adjusted gross margin	$66.3	$61.2	$188.6	$178.0
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
At June 30, 2019, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2019	—	—	—	—
May 1 through May 30, 2019	—	—	—	—
June 1 through June 30, 2019	—	—	—	—
Total	—		—	—

(1)	Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference.
Item 5. Other Information
None.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

2(a)	Agreement and Plan of Merger, dated December 31, 2018, by and among MDU Resources Group, Inc., MDUR Newco, Inc. and MDU Newco Sub, Inc.		8-K		2(a)	1/2/19	1-03480
3(a)	Certificate of Merger, dated December 31, 2018		8-K		3(a)	1/2/19	1-03480
3(b)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(c)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
*4(a)	Centennial Energy Holdings, Inc. Note Purchase Agreement, dated December 20, 2012, among Centennial Energy Holdings, Inc. and various purchasers of the notes	X
+10(a)	MDU Resources Group, Inc. Director Compensation Policy, as amended May 8, 2019	X
+10(b)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated April 25, 2018	X
+10(c)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 6, 2018	X
+10(d)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated December 20, 2018	X
+10(e)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 22, 2019	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the SEC upon request.

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

MDU RESOURCES GROUP, INC.

DATE:	August 2, 2019	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller