Form 10-Q
period 2019-09-30
MDU RESOURCES GROUP INC
filed 2019-11-01
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2019: 200,383,869 shares.

Index

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

Index

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

MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
Non-GAAP	Not in accordance with GAAP
OPUC	Oregon Public Utility Commission
PRP	Potentially Responsible Party
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TCJA	Tax Cuts and Jobs Act
Tesoro	Tesoro Refining & Marketing Company LLC
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

Index

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

Index

Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$209,444	$200,617	$885,309	$851,761
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	1,354,355	1,080,170	3,073,254	2,469,917
Total operating revenues	1,563,799	1,280,787	3,958,563	3,321,678
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	86,249	82,920	262,434	252,961
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	1,126,371	913,671	2,674,130	2,166,570
Total operation and maintenance	1,212,620	996,591	2,936,564	2,419,531
Purchased natural gas sold	31,843	32,123	270,539	270,319
Depreciation, depletion and amortization	65,021	55,016	187,937	161,298
Taxes, other than income	46,128	38,647	148,110	128,257
Electric fuel and purchased power	18,717	18,406	64,413	58,901
Total operating expenses	1,374,329	1,140,783	3,607,563	3,038,306
Operating income	189,470	140,004	351,000	283,372
Other income	3,014	2,683	12,222	4,864
Interest expense	25,258	20,955	74,094	62,202
Income before income taxes	167,226	121,732	289,128	226,034
Income taxes	31,098	14,363	48,766	32,629
Income from continuing operations	136,128	107,369	240,362	193,405
Income (loss) from discontinued operations, net of tax (Note 10)	1,509	(118)	26	85
Net income	$137,637	$107,251	$240,388	$193,490
Earnings per share - basic:
Income from continuing operations	$.68	$.55	$1.21	$.99
Discontinued operations, net of tax	.01	—	—	—
Earnings per share - basic	$.69	$.55	$1.21	$.99
Earnings per share - diluted:
Income from continuing operations	$.68	$.55	$1.21	$.99
Discontinued operations, net of tax	.01	—	—	—
Earnings per share - diluted	$.69	$.55	$1.21	$.99
Weighted average common shares outstanding - basic	199,343	196,018	198,016	195,618
Weighted average common shares outstanding - diluted	199,383	196,265	198,033	196,104
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$137,637	$107,251	$240,388	$193,490
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $55 for the three months ended and $(177) and $164 for the nine months ended in 2019 and 2018, respectively	112	92	620	279
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $95 and $142 for the three months ended and $284 and $442 for the nine months ended in 2019 and 2018, respectively	292	442	878	1,309
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $0 and $0 for the three months ended and $0 and $(14) for the nine months ended in 2019 and 2018, respectively	—	—	—	(61)
Reclassification adjustment for foreign currency translation adjustment included in net income, net of tax of $0 and $0 for the three months ended and $0 and $75 for the nine months ended in 2019 and 2018, respectively	—	—	—	249
Foreign currency translation adjustment	—	—	—	188
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $3 and $(13) for the three months ended and $35 and $(52) for the nine months ended in 2019 and 2018, respectively	12	(51)	130	(199)
Reclassification adjustment for (gain) loss on available-for-sale investments included in net income, net of tax of $(1) and $9 for the three months ended and $10 and $26 for the nine months ended in 2019 and 2018, respectively	(4)	33	36	97
Net unrealized gain (loss) on available-for-sale investments	8	(18)	166	(102)
Other comprehensive income	412	516	1,664	1,674
Comprehensive income attributable to common stockholders	$138,049	$107,767	$242,052	$195,164
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$67,000	$67,077	$53,948
Receivables, net	968,279	787,344	722,945
Inventories	286,057	270,293	287,309
Prepayments and other current assets	140,053	88,760	119,500
Current assets held for sale	426	571	430
Total current assets	1,461,815	1,214,045	1,184,132
Investments	144,417	143,303	138,620
Property, plant and equipment	7,746,754	7,102,960	7,397,321
Less accumulated depreciation, depletion and amortization	2,944,928	2,796,649	2,818,644
Net property, plant and equipment	4,801,826	4,306,311	4,578,677
Deferred charges and other assets:
Goodwill	681,349	640,203	664,922
Other intangible assets, net	15,511	4,318	10,815
Operating lease right-of-use assets (Note 11)	118,764	—	—
Other	504,842	408,178	408,857
Noncurrent assets held for sale	2,087	1,835	2,087
Total deferred charges and other assets	1,322,553	1,054,534	1,086,681
Total assets	$7,730,611	$6,718,193	$6,988,110
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$139,988	$—	$—
Long-term debt due within one year	65,810	3,915	251,854
Accounts payable	378,370	339,713	358,505
Taxes payable	53,505	50,461	41,929
Dividends payable	40,460	38,714	39,695
Accrued compensation	93,642	62,836	69,007
Current operating lease liabilities (Note 11)	32,584	—	—
Other accrued liabilities	225,925	221,620	221,059
Current liabilities held for sale	3,393	7,959	4,001
Total current liabilities	1,033,677	725,218	986,050
Long-term debt	2,180,946	1,911,555	1,856,841
Deferred credits and other liabilities:
Deferred income taxes	487,194	405,761	430,085
Noncurrent operating lease liabilities (Note 11)	86,166	—	—
Other	1,147,022	1,154,366	1,148,359
Total deferred credits and other liabilities	1,720,382	1,560,127	1,578,444
Commitments and contingencies
Stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 200,876,334 at September 30, 2019, 196,557,245 at September 30, 2018 and 196,564,907 at December 31, 2018	200,876	196,557	196,565
Other paid-in capital	1,351,990	1,247,151	1,248,576
Retained earnings	1,283,044	1,124,830	1,163,602
Accumulated other comprehensive loss	(36,678)	(43,619)	(38,342)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	2,795,606	2,521,293	2,566,775
Total liabilities and stockholders' equity	$7,730,611	$6,718,193	$6,988,110
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
Nine Months Ended September 30, 2019
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2018	196,564,907	$196,565	$1,248,576	$1,163,602	$(38,342)	(538,921)	$(3,626)	$2,566,775
Net income	—	—	—	40,926	—	—	—	40,926
Other comprehensive income	—	—	—	—	774	—	—	774
Dividends declared on common stock	—	—	—	(40,019)	—	—	—	(40,019)
Stock-based compensation	—	—	1,617	—	—	—	—	1,617
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	246,214	246	(3,261)	—	—	—	—	(3,015)
Issuance of common stock	1,505,687	1,506	37,128	—	—	—	—	38,634
At March 31, 2019	198,316,808	$198,317	$1,284,060	$1,164,509	$(37,568)	(538,921)	$(3,626)	$2,605,692
Net income	—	—	—	61,825	—	—	—	61,825
Other comprehensive income	—	—	—	—	478	—	—	478
Dividends declared on common stock	—	—	—	(40,367)	—	—	—	(40,367)
Stock-based compensation	—	—	1,742	—	—	—	—	1,742
Issuance of common stock	1,222,302	1,222	29,709	—	—	—	—	30,931
At June 30, 2019	199,539,110	$199,539	$1,315,511	$1,185,967	$(37,090)	(538,921)	$(3,626)	$2,660,301
Net income	—	—	—	137,637	—	—	—	137,637
Other comprehensive income	—	—	—	—	412	—	—	412
Dividends declared on common stock	—	—	—	(40,560)	—	—	—	(40,560)
Stock-based compensation	—	—	1,742	—	—	—	—	1,742
Issuance of common stock	1,337,224	1,337	34,737	—	—	—	—	36,074
At September 30, 2019	200,876,334	$200,876	$1,351,990	$1,283,044	$(36,678)	(538,921)	$(3,626)	$2,795,606

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
Nine Months Ended September 30, 2018
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2017	195,843,297	$195,843	$1,233,412	$1,040,748	$(37,334)	(538,921)	$(3,626)	$2,429,043
Cumulative effect of adoption of ASU 2014-09	—	—	—	(970)	—	—	—	(970)
Adjusted balance at January 1, 2018	195,843,297	195,843	1,233,412	1,039,778	(37,334)	(538,921)	(3,626)	2,428,073
Net income	—	—	—	42,437	—	—	—	42,437
Other comprehensive income	—	—	—	—	433	—	—	433
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	(38,705)	—	—	—	(38,705)
Stock-based compensation	—	—	1,223	—	—	—	—	1,223
Repurchase of common stock	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,350)	—	—	182,424	5,020	(2,330)
At March 31, 2018	195,843,297	$195,843	$1,227,285	$1,051,469	$(44,860)	(538,921)	$(3,626)	$2,426,111
Net income	—	—	—	43,802	—	—	—	43,802
Other comprehensive income	—	—	—	—	725	—	—	725
Dividends declared on common stock	—	—	—	(38,847)	—	—	—	(38,847)
Stock-based compensation	—	—	1,294	—	—	—	—	1,294
Issuance of common stock	713,948	714	17,279	—	—	—	—	17,993
At June 30, 2018	196,557,245	$196,557	$1,245,858	$1,056,424	$(44,135)	(538,921)	$(3,626)	$2,451,078
Net income	—	—	—	107,251	—	—	—	107,251
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared on common stock	—	—	—	(38,845)	—	—	—	(38,845)
Stock-based compensation	—	—	1,293	—	—	—	—	1,293
At September 30, 2018	196,557,245	$196,557	$1,247,151	$1,124,830	$(43,619)	(538,921)	$(3,626)	$2,521,293

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Operating activities:
Net income	$240,388	$193,490
Income from discontinued operations, net of tax	26	85
Income from continuing operations	240,362	193,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	187,937	161,298
Deferred income taxes	49,222	42,428
Changes in current assets and liabilities, net of acquisitions:
Receivables	(238,373)	(55,749)
Inventories	2,480	(38,785)
Other current assets	(69,105)	(3,452)
Accounts payable	13,062	16,155
Other current liabilities	53,458	31,971
Other noncurrent changes	(35,361)	(27,170)
Net cash provided by continuing operations	203,682	320,101
Net cash used in discontinued operations	(579)	(2,720)
Net cash provided by operating activities	203,103	317,381
Investing activities:
Capital expenditures	(423,036)	(345,599)
Acquisitions, net of cash acquired	(53,263)	(27,858)
Net proceeds from sale or disposition of property and other	28,391	12,451
Investments	(717)	(1,560)
Net cash used in continuing operations	(448,625)	(362,566)
Net cash provided by discontinued operations	—	1,236
Net cash used in investing activities	(448,625)	(361,330)
Financing activities:
Issuance of short-term borrowings	169,977	—
Repayment of short-term borrowings	(30,000)	—
Issuance of long-term debt	302,724	356,952
Repayment of long-term debt	(166,956)	(157,315)
Proceeds from issuance of common stock	105,639	—
Dividends paid	(119,795)	(115,859)
Repurchase of common stock	—	(5,020)
Tax withholding on stock-based compensation	(3,015)	(2,330)
Net cash provided by financing activities	258,574	76,428
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase in cash and cash equivalents	13,052	32,478
Cash and cash equivalents -- beginning of year	53,948	34,599
Cash and cash equivalents -- end of period	$67,000	$67,077
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2019 and 2018
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
Management has also evaluated the impact of events occurring after September 30, 2019, up to the date of issuance of these consolidated interim financial statements.
Note 2 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 3 - Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. The total balance of receivables past due 90 days or more was $56.0 million, $29.2 million and $30.0 million at September 30, 2019 and 2018, and December 31, 2018, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at September 30, 2019 and 2018, and December 31, 2018, was $8.7 million, $7.3 million and $8.9 million, respectively.

Index

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

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Aggregates held for resale	$143,157	$133,477	$139,681
Asphalt oil	39,269	40,781	54,741
Materials and supplies	25,696	23,563	23,611
Merchandise for resale	23,902	15,954	22,552
Natural gas in storage (current)	32,164	29,084	22,117
Other	21,869	27,434	24,607
Total	$286,057	$270,293	$287,309

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $48.2 million, $47.8 million and $48.5 million at September 30, 2019 and 2018, and December 31, 2018, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	199,343	196,018	198,016	195,618
Effect of dilutive performance share awards and restricted stock units	40	247	17	486
Weighted average common shares outstanding - diluted	199,383	196,265	198,033	196,104
Shares excluded from the calculation of diluted earnings per share	155	114	243	—
Dividends declared per common share	$.2025	$.1975	$.6075	$.5925

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

Index

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
ASU 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract In August 2018, the FASB issued guidance on the accounting for implementation costs of a hosting arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract similar to the costs incurred to develop or obtain internal-use software and such capitalized costs to be expensed over the term of the hosting arrangement. Costs incurred during the preliminary and postimplementation stages should continue to be expensed as activities are performed. The capitalized costs are required to be presented on the balance sheet in the same line the prepayment for the fees associated with the hosting arrangement would be presented. In addition, the expense related to the capitalized implementation costs should be presented in the same line on the income statement as the fees associated with the hosting element of the arrangements. The Company adopted the guidance effective January 1, 2019, on a prospective basis. The adoption of the guidance did not have a material impact on its results of operations, financial position, cash flows or disclosures.
Recently issued accounting standards not yet adopted
ASU 2016-13 - Measurement of Credit Losses on Financial Instruments In June 2016, the FASB issued guidance on the measurement of credit losses on certain financial instruments. The guidance introduces a new impairment model known as the current expected credit loss model that will replace the incurred loss impairment methodology currently included under GAAP. This guidance requires entities to present certain investments in debt securities, trade accounts receivable and other financial assets at their net carrying value of the amount expected to be collected on the financial statements. The guidance will be effective for the Company on January 1, 2020, and must be applied on a modified retrospective basis with early adoption permitted. The Company continues to evaluate the provisions of the guidance and currently does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
ASU 2017-04 - Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating Step 2, which required an entity to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of such goodwill. This guidance requires entities to perform a quantitative impairment test, previously Step 1, to identify both the existence of impairment and the amount of impairment loss by comparing the fair value of a reporting unit to its carrying amount. Entities will continue to have the option of performing a qualitative assessment to determine if the quantitative impairment test is necessary. The guidance also requires additional disclosures if an entity has one or more reporting units with zero or negative carrying amounts of net assets. The guidance will be effective for the Company on January 1, 2020, and must be applied on a prospective basis with early adoption permitted. The Company has evaluated the guidance and does not expect the guidance will have a material impact on its results of operations, financial position, cash flows or disclosures upon adoption. The Company is planning to early adopt the guidance with the preparation of its 2019 goodwill impairment test in the fourth quarter of 2019.
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

Index

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
Note 7 - Accumulated other comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive income (loss) were as follows:

Nine Months Ended September 30, 2019	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2018	$(2,161)	$(36,069)	$(112)	$(38,342)
Other comprehensive income before reclassifications	—	—	39	39
Amounts reclassified from accumulated other comprehensive loss	397	310	28	735
Net current-period other comprehensive income	397	310	67	774
At March 31, 2019	$(1,764)	$(35,759)	$(45)	$(37,568)
Other comprehensive income before reclassifications	—	—	79	79
Amounts reclassified from accumulated other comprehensive loss	111	276	12	399
Net current-period other comprehensive income	111	276	91	478
At June 30, 2019	$(1,653)	$(35,483)	$46	$(37,090)
Other comprehensive income before reclassifications	—	—	12	12
Amounts reclassified (to) from accumulated other comprehensive loss	112	292	(4)	400
Net current-period other comprehensive income	112	292	8	412
At September 30, 2019	$(1,541)	$(35,191)	$54	$(36,678)

Index

Nine Months Ended September 30, 2018	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2017	$(1,934)	$(35,163)	$(155)	$(82)	$(37,334)
Other comprehensive loss before reclassifications	—	—	(2)	(105)	(107)
Amounts reclassified from accumulated other comprehensive loss	92	418	—	30	540
Net current-period other comprehensive income (loss)	92	418	(2)	(75)	433
Reclassification adjustment of prior period tax effects related to TCJA included in accumulated other comprehensive loss	(389)	(7,520)	(33)	(17)	(7,959)
At March 31, 2018	$(2,231)	$(42,265)	$(190)	$(174)	$(44,860)
Other comprehensive loss before reclassifications	—	—	(59)	(43)	(102)
Amounts reclassified from accumulated other comprehensive loss	95	449	249	34	827
Net current-period other comprehensive income (loss)	95	449	190	(9)	725
At June 30, 2018	$(2,136)	$(41,816)	$—	$(183)	$(44,135)
Other comprehensive loss before reclassifications	—	—	—	(51)	(51)
Amounts reclassified from accumulated other comprehensive loss	92	442	—	33	567
Net current-period other comprehensive income (loss)	92	442	—	(18)	516
At September 30, 2018	$(2,044)	$(41,374)	$—	$(201)	$(43,619)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(147)	$(443)	$(443)	Interest expense
	36	55	(177)	164	Income taxes
	(112)	(92)	(620)	(279)
Amortization of postretirement liability losses included in net periodic benefit cost	(387)	(584)	(1,162)	(1,751)	Other income
	95	142	284	442	Income taxes
	(292)	(442)	(878)	(1,309)
Reclassification adjustment for foreign currency translation adjustment included in net income	—	—	—	(324)	Other income
	—	—	—	75	Income taxes
	—	—	—	(249)
Reclassification adjustment on available-for-sale investments included in net income	5	(42)	(46)	(123)	Other income
	(1)	9	10	26	Income taxes
	4	(33)	(36)	(97)
Total reclassifications	$(400)	$(567)	$(1,534)	$(1,934)

Index

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
As part of the adoption of ASC 606 - Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.
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

Three Months Ended September 30, 2019	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$30,376	$44,902	$—	$—	$—	$—	$75,278
Commercial utility sales	36,670	29,148	—	—	—	—	65,818
Industrial utility sales	9,348	4,307	—	—	—	—	13,655
Other utility sales	1,862	—	—	—	—	—	1,862
Natural gas transportation	—	11,410	25,229	—	—	—	36,639
Natural gas gathering	—	—	2,510	—	—	—	2,510
Natural gas storage	—	—	3,044	—	—	—	3,044
Contracting services	—	—	—	461,716	—	—	461,716
Construction materials	—	—	—	638,862	—	—	638,862
Intrasegment eliminations*	—	—	—	(231,078)	—	—	(231,078)
Inside specialty contracting	—	—	—	—	317,202	—	317,202
Outside specialty contracting	—	—	—	—	151,285	—	151,285
Other	9,380	2,708	5,534	—	45	2,884	20,551
Intersegment eliminations	—	—	(3,831)	(124)	(1,226)	(2,862)	(8,043)
Revenues from contracts with customers	87,636	92,475	32,486	869,376	467,306	22	1,549,301
Revenues out of scope	2,209	1,167	47	—	11,075	—	14,498
Total external operating revenues	$89,845	$93,642	$32,533	$869,376	$478,381	$22	$1,563,799

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Index

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

Nine Months Ended September 30, 2019	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$93,368	$316,521	$—	$—	$—	$—	$409,889
Commercial utility sales	105,572	192,191	—	—	—	—	297,763
Industrial utility sales	27,576	18,495	—	—	—	—	46,071
Other utility sales	5,540	—	—	—	—	—	5,540
Natural gas transportation	—	33,686	75,091	—	—	—	108,777
Natural gas gathering	—	—	7,027	—	—	—	7,027
Natural gas storage	—	—	8,313	—	—	—	8,313
Contracting services	—	—	—	841,881	—	—	841,881
Construction materials	—	—	—	1,262,938	—	—	1,262,938
Intrasegment eliminations*	—	—	—	(412,144)	—	—	(412,144)
Inside specialty contracting	—	—	—	—	936,008	—	936,008
Outside specialty contracting	—	—	—	—	391,971	—	391,971
Other	26,918	9,544	14,523	—	70	13,631	64,686
Intersegment eliminations	—	—	(35,298)	(388)	(2,076)	(13,566)	(51,328)
Revenues from contracts with customers	258,974	570,437	69,656	1,692,287	1,325,973	65	3,917,392
Revenues out of scope	4,449	(781)	171	—	37,332	—	41,171
Total external operating revenues	$263,423	$569,656	$69,827	$1,692,287	$1,363,305	$65	$3,958,563

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Index

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

	September 30, 2019	December 31, 2018	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$163,437	$104,239	$59,198	Receivables, net
Contract liabilities - current	(120,207)	(93,901)	(26,306)	Accounts payable
Contract liabilities - noncurrent	(25)	(135)	110	Deferred credits and other liabilities - other
Net contract assets	$43,205	$10,203	$33,002

The Company recognized $7.5 million and $86.5 million in revenue for the three and nine months ended September 30, 2019, respectively, which was previously included in contract liabilities at December 31, 2018. The Company recognized $10.3 million and $79.2 million in revenue for the three and nine months ended September 30, 2018, respectively, which was previously included in contract liabilities at December 31, 2017.
The Company recognized a net increase in revenues of $21.8 million and $40.3 million for the three and nine months ended September 30, 2019, respectively, from performance obligations satisfied in prior periods. The Company recognized a net decrease in revenues of $8.7 million and $3.7 million for the three and nine months ended September 30, 2018, respectively, from performance obligations satisfied in prior periods.
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

Index

collection. Excluded from remaining performance obligations are potential orders under master service agreements. The remaining performance obligations at the pipeline and midstream segment include firm transportation and storage contracts with fixed pricing and fixed volumes.
At September 30, 2019, the Company's remaining performance obligations were $2.1 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.6 billion within the next 12 months; $255.0 million within the next 13 to 24 months; and $249.6 million thereafter.
The majority of the Company's construction contracts have an original duration of less than two years. The Company's firm transportation and firm storage contracts have weighted average remaining durations of approximately five and three years, respectively.
Note 9 - Business combinations
During 2019, the Company completed two acquisitions which were accounted for as business combinations. The following is a listing of the acquisitions made during 2019:

•
In March 2019, the Company acquired Viesko Redi-Mix, Inc., a provider of ready-mixed concrete in Oregon. The results of Viesko Redi-Mix, Inc. are included in the construction materials and contracting segment.

•
In September 2019, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Washington. The results of Pride Electric, Inc. are included in the construction services segment.

All business combinations were accounted for in accordance with ASC 805 - Business Combinations. The results of the acquired businesses have been included in the Company's Consolidated Financial Statements beginning on the acquisition date. Pro forma financial amounts reflecting the effects of the business combinations are not presented, as these business combinations were not material to the Company's financial position or results of operations.
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
As of September 30, 2019, the gross aggregate consideration for acquisitions that occurred in 2019 was $54.5 million, subject to certain adjustments, and includes $1.2 million of debt assumed. The acquisitions are subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheet for these adjustments are considered provisional until final settlement has occurred. The purchase price adjustments for Viesko Redi-Mix, Inc., have been settled and the purchase price allocation is considered final.

Index

During the third quarter of 2019, the Company finalized its valuation of the assets acquired and liabilities assumed in conjunction with the acquisition in 2018 of Sweetman Construction Company. As a result, measurement period adjustments were made to the previously disclosed provisional fair values. These adjustments did not have a material impact on the Company's consolidated results of operations. The purchase price adjustments for the three additional acquisitions in 2018 have been settled with no material adjustments made to the provisional accounting. The aggregate total consideration for the 2018 acquisitions and the final amounts allocated to the assets acquired and liabilities assumed were as follows:

	December 31, 2018	Measurement Period Adjustments	September 30, 2019
	(In thousands)
Assets
Current assets:
Receivables, net	$18,984	$—	$18,984
Inventories	10,329	(228)	10,101
Prepayments and other current assets	515	(14)	501
Total current assets	29,828	(242)	29,586
Property, plant and equipment	131,766	6,669	138,435
Deferred charges and other assets:
Goodwill	33,131	(6,669)	26,462
Other Intangible assets, net	8,227	—	8,227
Other	927	—	927
Total deferred charges and other assets	42,285	(6,669)	35,616
Total assets acquired	$203,879	$(242)	$203,637
Liabilities
Current liabilities	$11,122	$(242)	$10,880
Deferred credits and other liabilities:
Asset retirement obligation	914	—	914
Deferred income taxes	5,565	—	5,565
Total deferred credits and other liabilities	6,479	—	6,479
Total liabilities assumed	$17,601	$(242)	$17,359
Total consideration (fair value)	$186,278	$—	$186,278

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

Index

Dakota Prairie Refining and Fidelity The carrying amounts of the major classes of assets and liabilities classified as held for sale on the Consolidated Balance Sheets were as follows:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Assets
Current assets:
Receivables, net	$426	$571	$430
Income taxes receivable (a)	—	1,640	—
Total current assets held for sale	426	2,211	430
Noncurrent assets:
Deferred income taxes	1,926	1,711	1,926
Other	161	161	161
Total noncurrent assets held for sale	2,087	1,872	2,087
Total assets held for sale	$2,513	$4,083	$2,517
Liabilities
Current liabilities:
Accounts payable	$—	$188	$80
Taxes payable	1,300	7,463	1,451
Other accrued liabilities	2,093	1,948	2,470
Total current liabilities held for sale	3,393	9,599	4,001
Noncurrent liabilities:
Deferred income taxes (b)	—	37	—
Total noncurrent liabilities held for sale	—	37	—
Total liabilities held for sale	$3,393	$9,636	$4,001

(a)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to taxes payable and are reflected in current liabilities held for sale.

(b)	On the Company's Consolidated Balance Sheets, these amounts were reclassified to deferred charges and other assets - deferred income taxes and are reflected in noncurrent assets held for sale.

The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues	$230	$61	$298	$201
Operating expenses	(1,760)	216	264	825
Operating income (loss)	1,990	(155)	34	(624)
Other income	—	—	—	12
Interest expense	—	—	—	575
Income (loss) from discontinued operations before income taxes	1,990	(155)	34	(1,187)
Income taxes	481	(37)	8	(1,272)
Income (loss) from discontinued operations	$1,509	$(118)	$26	$85

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

Index

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
The following tables provide information on the Company's operating leases:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(In thousands)
Lease costs:
Operating lease cost	$10,536	$32,444
Variable lease cost	381	1,180
Short-term lease cost	28,270	85,982
Total lease costs	$39,187	$119,606

September 30, 2019
(Dollars in thousands)
Weighted average remaining lease term	2.98 years
Weighted average discount rate	4.63%
Cash paid for amounts included in the measurement of lease liabilities	$32,261

The reconciliation of the future undiscounted cash flows to the operating lease liabilities presented on the Company's Consolidated Balance Sheet at September 30, 2019, was as follows:

(In thousands)
Remainder of 2019	$10,619
2020	32,605
2021	23,488
2022	15,838
2023	9,913
Thereafter	54,765
Total	147,228
Less discount	28,478
Total operating lease liabilities	$118,750

Index

As previously disclosed in the 2018 Annual Report, the undiscounted annual minimum lease payments due under the Company's leases following the previous lease accounting standard as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases	$37,740	$26,255	$17,868	$11,647	$7,278	$49,098

Lessor accounting
The Company leases certain equipment to third parties which are considered operating leases. The Company recognized revenue from operating leases of $11.2 million and $37.7 million for the three and nine months ended September 30, 2019, respectively.
The majority of the Company's operating leases are short-term leases of less than 12 months. At September 30, 2019, the Company had $10.0 million of lease receivables with a majority due within 12 months.
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

Nine Months Ended September 30, 2019	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,473	(6,669)	217,225
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,096	$(6,669)	$681,349

Nine Months Ended September 30, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	176,290	8,412	—	184,702
Construction services	109,765	—	—	109,765
Total	$631,791	$8,412	$—	$640,203

Year Ended December 31, 2018	Balance at January 1, 2018	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	176,290	33,131	—	209,421
Construction services	109,765	—	—	109,765
Total	$631,791	$33,131	$—	$664,922

During 2019 and 2018, the Company completed two and four business combinations, respectively, and the results of these acquisitions have been included in the Company's construction materials and contracting and construction services segments. These business combinations increased the construction materials and contracting segment's goodwill balance at September 30, 2019 and 2018, and December 31, 2018, and increased the construction services segment's goodwill balance at September 30, 2019, as noted in the previous tables. As a result of the business combinations, other intangible assets increased $6.3 million at September 30, 2019, compared to December 31, 2018. For more information related to these business combinations, see Note 9.

Index

Other amortizable intangible assets were as follows:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Customer relationships	$18,011	$15,920	$22,720
Less accumulated amortization	5,823	13,342	13,535
	12,188	2,578	9,185
Noncompete agreements	3,419	2,606	2,605
Less accumulated amortization	1,868	1,911	1,956
	1,551	695	649
Other	7,488	6,458	6,458
Less accumulated amortization	5,716	5,413	5,477
	1,772	1,045	981
Total	$15,511	$4,318	$10,815

Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2019, was $500,000 and $1.6 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2018, was $300,000 and $900,000, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2019, was:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Amortization expense	$931	$3,077	$2,042	$1,996	$1,957	$5,508

Index

Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery Period	*	September 30, 2019	December 31, 2018
			(In thousands)
Regulatory assets:
Pension and postretirement benefits (a)	(e)		$165,843	$165,898
Natural gas costs recoverable through rate adjustments (a) (b)	Up to 3 years		93,001	42,652
Asset retirement obligations (a)	Over plant lives		64,771	60,097
Cost recovery mechanisms (a) (b)	Up to 4 years		20,912	17,948
Manufactured gas plant site remediation (a)	-		15,739	17,068
Taxes recoverable from customers (a)	Over plant lives		11,600	11,946
Plants to be retired (a)	-		26,152	—
Conservation programs (b)	Up to 1 year		9,467	7,494
Long-term debt refinancing costs (a)	Up to 19 years		4,439	4,898
Costs related to identifying generation development (a)	Up to 8 years		2,166	2,508
Other (a) (b)	Up to 20 years		17,501	9,608
Total regulatory assets			$431,591	$340,117
Regulatory liabilities:
Taxes refundable to customers (c) (d)			$258,012	$277,833
Plant removal and decommissioning costs (c) (d)			176,016	173,143
Natural gas costs refundable through rate adjustments (d)			19,194	29,995
Pension and postretirement benefits (c)			12,942	15,264
Other (c) (d)			24,153	25,197
Total regulatory liabilities			$490,317	$521,432
Net regulatory position			$(58,726)	$(181,315)

*	Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.

(a)	Included in deferred charges and other assets - other on the Consolidated Balance Sheets.

(b)	Included in prepayments and other current assets on the Consolidated Balance Sheets.

(c)	Included in deferred credits and other liabilities - other on the Consolidated Balance Sheets.

(d)	Included in other accrued liabilities on the Consolidated Balance Sheets.

(e)	Recovered as expense is incurred or cash contributions are made.

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. As of September 30, 2019 and December 31, 2018, approximately $278.2 million and $313.5 million, respectively, of regulatory assets were not earning a rate of return.
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

Index

Note 14 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $84.2 million, $80.4 million and $73.8 million, at September 30, 2019 and 2018, and December 31, 2018, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $1.1 million and $10.4 million for the three and nine months ended September 30, 2019, respectively. The net unrealized gains on these investments were $2.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

September 30, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,577	$86	$16	$9,647
U.S. Treasury securities	1,258	—	1	1,257
Total	$10,835	$86	$17	$10,904

September 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,550	$3	$251	$10,302
U.S. Treasury securities	179	—	—	179
Total	$10,729	$3	$251	$10,481

December 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,473	$21	$162	$10,332
U.S. Treasury securities	179	—	—	179
Total	$10,652	$21	$162	$10,511

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the nine months ended September 30, 2019 and 2018, there were no transfers between Levels 1 and 2.

Index

The Company's assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2019
	(In thousands)
Assets:
Money market funds	$—	$7,472	$—	$7,472
Insurance contract*	—	84,222	—	84,222
Available-for-sale securities:
Mortgage-backed securities	—	9,647	—	9,647
U.S. Treasury securities	—	1,257	—	1,257
Total assets measured at fair value	$—	$102,598	$—	$102,598

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

Index

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's long-term debt was as follows:

	Carrying Amount	Fair Value
	(In thousands)
Long-term debt at September 30, 2019	$2,246,756	$2,450,209
Long-term debt at September 30, 2018	$1,915,470	$1,987,360
Long-term debt at December 31, 2018	$2,108,695	$2,183,819

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions all of which the subsidiaries, as applicable, were in compliance with at September 30, 2019. In the event the Company's subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Short-term debt
The following describes certain transactions during the three and nine months ended September 30, 2019, included in outstanding short-term debt:

•	On March 22, 2019, Cascade entered into a $40.0 million term loan agreement with a variable interest rate and a maturity date of December 31, 2019.

•	On April 12, 2019, Centennial entered into a $50.0 million term loan agreement with a variable interest rate and a maturity date of April 11, 2020.

•	On August 7, 2019, Centennial entered into a $50.0 million term loan agreement with a variable interest rate and a maturity date of January 31, 2020.
Long-term debt
The following describes certain transactions during the three and nine months ended September 30, 2019, included in outstanding long-term debt:

•	On April 4, 2019, Centennial issued $150.0 million of senior notes with maturity dates ranging from April 4, 2029 to April 4, 2034, at a weighted average interest rate of 4.60 percent.

•
On June 7, 2019, Cascade amended its revolving credit agreement to increase the borrowing limit from $75.0 million to $100.0 million and extend the termination date from April 24, 2020 to June 7, 2024.

•	On June 7, 2019, Intermountain amended its revolving credit agreement to extend the termination date from April 24, 2020 to June 7, 2024.

•	On June 13, 2019, Cascade issued $75.0 million of senior notes with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.93 percent.

•	On June 13, 2019, Intermountain issued $50.0 million of senior notes with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.92 percent.

Index

Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2019	September 30, 2019	December 31, 2018
		(In thousands)
Senior notes due on dates ranging from December 15, 2019 to January 15, 2055	4.52%	$1,655,000	$1,381,000
Commercial paper supported by revolving credit agreements	2.46%	281,800	338,100
Term loan agreements due on dates ranging from September 3, 2032 to November 18, 2059	2.75%	209,100	209,800
Credit agreements due on June 7, 2024	4.66%	31,000	110,100
Medium-term notes due on dates ranging from September 1, 2020 to March 16, 2029	6.68%	50,000	50,000
Other notes due on dates ranging from July 15, 2021 to November 30, 2038	5.01%	26,083	25,229
Less unamortized debt issuance costs		6,074	5,207
Less discount		153	327
Total long-term debt		2,246,756	2,108,695
Less current maturities		65,810	251,854
Net long-term debt		$2,180,946	$1,856,841

Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, as of September 30, 2019, were as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Long-term debt maturities	$50,110	$15,902	$204,522	$147,402	$155,502	$1,679,545

Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Interest, net*	$64,596	$58,359
Income taxes paid, net**	$1,816	$8,887

*	AFUDC - borrowed was $2.0 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

**	Income taxes paid, including discontinued operations, were $2.0 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$46,770	$—	$—
Property, plant and equipment additions in accounts payable	$34,368	$34,594	$42,355
Debt assumed in connection with a business combination	$1,163	$—	$—
Issuance of common stock in connection with a business combination	$—	$17,993	$18,186

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

Index

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
The information below follows the same accounting policies as described in Note 1 of the Company's Notes to Consolidated Financial Statements in the 2018 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$89,845	$86,080	$263,423	$251,984
Natural gas distribution	93,642	92,248	569,656	554,452
Pipeline and midstream	25,957	22,289	52,230	45,325
	209,444	200,617	885,309	851,761
Nonregulated operations:
Pipeline and midstream	6,576	6,782	17,597	16,640
Construction materials and contracting	869,376	743,763	1,692,287	1,466,435
Construction services	478,381	329,578	1,363,305	986,649
Other	22	47	65	193
	1,354,355	1,080,170	3,073,254	2,469,917
Total external operating revenues	$1,563,799	$1,280,787	$3,958,563	$3,321,678

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—	$—
Natural gas distribution	—	—	—	—
Pipeline and midstream	3,750	3,070	35,098	31,252
	3,750	3,070	35,098	31,252
Nonregulated operations:
Pipeline and midstream	81	117	200	233
Construction materials and contracting	124	165	388	501
Construction services	1,226	782	2,076	1,332
Other	2,862	3,037	13,566	8,343
	4,293	4,101	16,230	10,409
Intersegment eliminations	(8,043)	(7,171)	(51,328)	(41,661)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$21,930	$21,140	$49,708	$52,321
Natural gas distribution	(15,565)	(11,665)	32,132	32,503
Pipeline and midstream	11,416	9,036	32,017	25,687
Construction materials and contracting	143,024	109,598	147,622	120,591
Construction services	29,950	11,863	89,381	51,853
Other	(1,285)	32	140	417
Total operating income	$189,470	$140,004	$351,000	$283,372

Net income (loss):
Regulated operations:
Electric	$16,291	$15,284	$39,267	$37,500
Natural gas distribution	(15,625)	(11,887)	14,623	13,884
Pipeline and midstream	6,933	10,109	20,316	20,809
	7,599	13,506	74,206	72,193
Nonregulated operations:
Pipeline and midstream	801	848	1,380	1,136
Construction materials and contracting	102,611	78,876	97,328	79,691
Construction services	21,113	9,278	63,982	38,457
Other	4,004	4,861	3,466	1,928
	128,529	93,863	166,156	121,212
Income from continuing operations	136,128	107,369	240,362	193,405
Income (loss) from discontinued operations, net of tax	1,509	(118)	26	85
Net income	$137,637	$107,251	$240,388	$193,490

Index

Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$286	$374
Interest cost	3,806	3,648	746	725
Expected return on assets	(4,559)	(5,188)	(1,201)	(1,217)
Amortization of prior service credit	—	—	(289)	(349)
Amortization of net actuarial loss	1,387	1,751	27	160
Net periodic benefit cost (credit), including amount capitalized	634	211	(431)	(307)
Less amount capitalized	—	—	26	46
Net periodic benefit cost (credit)	$634	$211	$(457)	$(353)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30,	2019	2018	2019	2018
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$857	$1,121
Interest cost	11,419	10,943	2,239	2,175
Expected return on assets	(13,677)	(15,565)	(3,603)	(3,650)
Amortization of prior service credit	—	—	(866)	(1,046)
Amortization of net actuarial loss	4,160	5,254	82	480
Net periodic benefit cost (credit), including amount capitalized	1,902	632	(1,291)	(920)
Less amount capitalized	—	—	84	128
Net periodic benefit cost (credit)	$1,902	$632	$(1,375)	$(1,048)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2019, was $1.1 million and $3.3 million, respectively. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2018, was $1.1 million and $3.3 million, respectively. The components of net periodic benefit cost for these plans, which does not contain any service costs, are included in other income on the Consolidated Statements of Income.
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
MNPUC
On April 18, 2019, the MNPUC approved a decrease in rates for Great Plains of $400,000 on an annual basis to reflect TCJA impacts effective May 1, 2019, as well as a one-time TCJA refund of approximately $600,000 for the period from January 1, 2018 through April 30, 2019. The refunds were credited to customers' bills between August 14, 2019 and September 16, 2019.

Index

On September 27, 2019, Great Plains filed an application with the MNPUC for a natural gas rate increase of approximately $2.9 million annually or approximately 12.0 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. Great Plains also requested an interim increase of approximately $2.6 million or approximately 11.0 percent, subject to refund. This matter is pending before the MNPUC.
MTPSC
On July 31, 2019, the MTPSC approved an electric rate increase that was primarily to recover Montana-Dakota's investments in facilities to enhance safety and reliability and the depreciation and taxes associated with such investments, partially offset by the impacts of TCJA. The approved rates included a $9.0 million annual increase implemented on September 1, 2019, and an additional $300,000 annual increase to be implemented beginning 12 months after the date of approval.
NDPSC
On October 22, 2019, the NDPSC approved an increase in rates to recover approximately $1.5 million annually for the revenue requirements on certain of Montana-Dakota's electric transmission projects through its transmission cost adjustment rate. The rates were effective October 28, 2019.
On August 28, 2019, Montana-Dakota filed an application with the NDPSC for an advanced determination of prudence and a certificate of public convenience and necessity to construct, own and operate Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at Heskett Station near Mandan, North Dakota. This matter is pending before the NDPSC.
On September 16, 2019, Montana-Dakota submitted an application with the NDPSC requesting the use of deferred accounting for the treatment of costs related to the retirement of Lewis & Clark Station in Sidney, Montana, and units 1 and 2 at Heskett Station near Mandan, North Dakota. This matter is pending before the NDPSC.
OPUC
On December 29, 2017, Cascade filed a request with the OPUC to use deferred accounting for the 2018 net benefits associated with the implementation of the TCJA. On September 12, 2019, the OPUC approved the request, including a settlement to refund to customers $1.4 million related to TJCA impacts for the period from January 2018 through March 2019. These refunds will be reflected in customers' rates over a 12-month period beginning November 1, 2019.
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
WUTC
On March 29, 2019, Cascade filed a general rate case with the WUTC requesting an increase in annual revenue of $12.7 million or approximately 5.5 percent. On September 20, 2019, Cascade filed a joint settlement agreement with the WUTC reflecting a revised annual increase of $6.5 million or approximately 2.8 percent. A hearing on the settlement is scheduled for November 5, 2019. This matter is pending before the WUTC.
On May 31, 2019, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in revenue of approximately $1.6 million or approximately 0.7 percent. On October 10, 2019, Cascade filed its final update to the cost recovery mechanism with a revised increase in revenue of approximately $440,000 or approximately 0.2 percent. On October 24, 2019, the WUTC approved the increase with rates effective for services provided on or after November 1, 2019.
On September 13, 2019, Cascade filed its annual purchased gas adjustment with the WUTC requesting an annual increase of approximately $12.8 million or approximately 5.7 percent for a period of three years. The requested increase is primarily due to unrecovered purchased gas costs as a result of the rupture of the Enbridge pipeline in Canada on October 9, 2018, causing increased natural gas costs. On October 24, 2019, the WUTC approved the increase with rates effective for services provided on or after November 1, 2019.
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
On March 30, 2018, Montana-Dakota reported its natural gas earnings do not support a decrease in rates and requested the WYPSC allow the impacts of the TCJA be addressed in a natural gas rate case to be submitted by June 1, 2019. On

Index

September 12, 2019, the WYPSC approved a one-time refund of approximately $200,000 to be credited to customers' bills by November 1, 2019, for the TCJA impacts from January 1, 2018 through June 30, 2019.
On May 23, 2019, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase of approximately $1.1 million annually or approximately 7.0 percent above current rates. The requested increase was to recover increased operating expenses and investments in distribution facilities to improve system safety and reliability. This matter is pending before the WYPSC.
FERC
In accordance with WBI Energy Transmission’s offer of settlement and stipulation and agreement with the FERC dated June 4, 2014, the Company was to make a filing with new proposed rates to be effective no later than May 1, 2019. On October 31, 2018, the Company filed a rate case with the FERC. Following negotiations between FERC staff, customers and the Company, on May 30, 2019, the FERC granted the Company's request to place interim settlement rates into effect May 1, 2019, subject to refund or surcharge, and pending the FERC's consideration of the filing of a settlement agreement. Based on as filed volumes and settlement rates, the revenue increase is approximately $4.5 million annually. Included in the revenue increase are the impacts from higher depreciation rates agreed to in the settlement, as well as the impacts of the TCJA. On June 28, 2019, the Company filed a final settlement agreement and related documents with the FERC. On September 30, 2019, the FERC approved the final settlement agreement and related documents.
On August 29, 2019, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for the multivalue project for $13.4 million, which is effective January 1, 2020.
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
At September 30, 2019 and 2018, and December 31, 2018, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $30.6 million, $30.4 million and $30.4 million, respectively. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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

Index

established to address the matter. At this time, Knife River - Northwest has agreed to participate in the alternative dispute resolution process.
The Company believes it is not probable that it will incur any material environmental remediation costs or damages in relation to the above referenced matter.
Manufactured Gas Plant Sites Claims have been made against Cascade for cleanup of environmental contamination at manufactured gas plant sites operated by Cascade's predecessors and a similar claim has been made against Montana-Dakota for a site operated by Montana-Dakota and its predecessors. Any accruals related to these claims are reflected in regulatory assets. For more information, see Note 13.
Demand has been made of Montana-Dakota to participate in investigation and remediation of environmental contamination at a site in Missoula, Montana. The site operated as a former manufactured gas plant from approximately 1907 to 1938 when it was converted to a butane-air plant that operated until 1956. Montana-Dakota or its predecessors owned or controlled the site for a period of the time it operated as a manufactured gas plant and Montana-Dakota operated the butane-air plant from 1940 to 1951, at which time it sold the plant. There are no documented wastes or by-products resulting from the mixing or distribution of butane-air gas. Preliminary assessment of a portion of the site provided a recommended remedial alternative for that portion of approximately $560,000. However, the recommended remediation would not address any potential contamination to adjacent parcels that may be impacted by contamination from the manufactured gas plant. Montana-Dakota and another party agreed to voluntarily investigate and remediate the site and that Montana-Dakota will pay two-thirds of the costs for further investigation and remediation of the site. Montana-Dakota received notice from a prior insurance carrier that it will participate in payment of defense costs incurred in relation to the claim. Montana-Dakota has accrued $375,000 for the remediation of this site.
A claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple, different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $3.8 million has been incurred. Cascade has accrued $3.8 million for the remedial investigation and feasibility study, as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
A claim was made against Cascade for contamination at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. The other PRPs will develop a cleanup action plan and, after public review of the cleanup action plan, develop design documents. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, it converted the plant to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas. Cascade has recorded an accrual for this site for an amount that is not material.
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

Index

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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2019, the fixed maximum amounts guaranteed under these agreements aggregated $206.5 million. At September 30, 2019, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $2.0 million in 2019; $192.2 million in 2020; $700,000 in 2021; $500,000 in 2022; $500,000 in 2023; $1.6 million thereafter; $9.0 million, which has no scheduled maturity date; and no amounts were outstanding. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2019, the fixed maximum amounts guaranteed under these letters of credit aggregated $30.0 million. At September 30, 2019, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $24.4 million in 2019 and $5.6 million in 2020 with no amounts outstanding. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2019.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2019, approximately $930.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At September 30, 2019, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $36.6 million.
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

Index

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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Electric	$16.3	$15.3	$39.3	$37.5
Natural gas distribution	(15.6)	(11.9)	14.6	13.9
Pipeline and midstream	7.7	11.0	21.7	21.9
Construction materials and contracting	102.6	78.9	97.3	79.7
Construction services	21.1	9.3	64.0	38.5
Other	4.0	4.8	3.5	1.9
Income from continuing operations	136.1	107.4	240.4	193.4
Income (loss) from discontinued operations, net of tax	1.5	(.1)	—	.1
Net income	$137.6	$107.3	$240.4	$193.5
Earnings per share - basic:
Income from continuing operations	$.68	$.55	$1.21	$.99
Discontinued operations, net of tax	.01	—	—	—
Earnings per share - basic	$.69	$.55	$1.21	$.99
Earnings per share - diluted:
Income from continuing operations	$.68	$.55	$1.21	$.99
Discontinued operations, net of tax	.01	—	—	—
Earnings per share - diluted	$.69	$.55	$1.21	$.99
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 The Company recognized consolidated earnings of $137.6 million for the quarter ended September 30, 2019, compared to $107.3 million for the same period in 2018.
Positively impacting the Company's earnings was an increase in gross margin at the construction materials and contracting business, largely resulting from strong economic environments in certain states, contributions from the businesses acquired since the third quarter of 2018 and an increase in gains recognized on asset sales. In addition, the construction services business experienced an increase in gross margin, primarily the result of higher inside and outside specialty contracting workloads and the

Index

absence of changes to estimates recorded in the third quarter of 2018 for variable consideration previously recognized on certain construction contracts. Partially offsetting these increases were higher operating expenses at the natural gas business and the absence in 2019 of an income tax benefit for the reversal of a previously recorded regulatory liability at the pipeline and midstream business.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 The Company recognized consolidated earnings of $240.4 million for the nine months ended September 30, 2019, compared to $193.5 million for the same period in 2018.
Positively impacting the Company's earnings was an increase in gross margin at the construction services business, largely the result of higher inside and outside specialty contracting workloads and the absence of changes to estimates recorded in the third quarter of 2018 for variable consideration previously recognized on certain construction contracts. In addition, the construction materials and contracting business experienced an increase in gross margin, largely resulting from strong economic environments in certain states, contributions from the businesses acquired since the third quarter of 2018 and an increase in gains recognized on asset sales. Also contributing to the increased earnings was approved rate recovery at both the natural gas distribution and electric businesses, as well as higher retail sales volumes at the natural gas distribution business. The pipeline and midstream business had increased rates and volumes of natural gas being transported that was partially offset by the absence in 2019 of an income tax benefit for the reversal of a previously recorded regulatory liability.
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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To assist in the reduction of regulatory lag with the increase in investments, tracking mechanisms have been implemented in certain jurisdictions. The Pipeline and Hazardous Materials Safety Administration recently issued additional rules to strengthen the safety of natural gas transmission and hazardous liquid pipelines. The Company is currently evaluating the first phase of the rules. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas, as well as increase costs to produce electricity and natural gas. The segments continue to invest in facility upgrades to be in compliance with the existing and future regulations.
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

Index

The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by the economic environment of the markets served and competition from other energy providers and fuels. The construction of any new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which will likely necessitate increases in electric energy prices.
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among residential and commercial customers. Average consumption among both electric and natural gas customers has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. Natural gas decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions, where applicable)
Operating revenues	$89.8	$86.1	$263.4	$252.0
Electric fuel and purchased power	18.7	18.4	64.4	58.9
Taxes, other than income	.1	.2	.4	.6
Adjusted gross margin	71.0	67.5	198.6	192.5
Operating expenses:
Operation and maintenance	30.8	30.1	94.6	91.3
Depreciation, depletion and amortization	14.2	12.6	41.8	37.7
Taxes, other than income	4.1	3.7	12.5	11.2
Total operating expenses	49.1	46.4	148.9	140.2
Operating income	21.9	21.1	49.7	52.3
Other income	.6	.8	2.7	2.1
Interest expense	6.2	6.3	18.9	19.4
Income before income taxes	16.3	15.6	33.5	35.0
Income taxes	—	.3	(5.8)	(2.5)
Net income	$16.3	$15.3	$39.3	$37.5
Retail sales (million kWh):
Residential	259.4	282.9	865.6	903.0
Commercial	359.5	374.3	1,102.4	1,131.7
Industrial	127.8	132.9	403.5	406.8
Other	20.9	24.5	64.9	70.5
	767.6	814.6	2,436.4	2,512.0
Average cost of electric fuel and purchased power per kWh	$.021	$.021	$.024	$.022
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 Electric earnings increased $1.0 million (7 percent) as a result of:
Adjusted gross margin: Increase of $3.5 million as a result of higher revenues. The revenue increase was primarily due to implemented regulatory mechanisms, which include approved Montana interim and final rates, as discussed in Note 19, and recovery of the investment in the Thunder Spirit Wind farm expansion placed into service in the fourth quarter of 2018. Also contributing to the increase was the absence in 2019 of a transmission formula rate adjustment recognized in the third quarter of 2018 for decreased costs on the BSSE project. These increases were partially offset by lower retail sales volumes of approximately 6 percent across all customer classes primarily from cooler summer temperatures.
Operation and maintenance: Increase of $700,000, largely due to higher payroll-related costs, partially offset by decreased contracted services resulting from lower subcontractor costs.
Depreciation, depletion and amortization: Increase of $1.6 million as a result of increased property, plant and equipment

Index

balances including the Thunder Spirit Wind farm expansion, as previously discussed, and other capital projects.
Taxes, other than income: Increase of $400,000, primarily from higher property taxes in certain jurisdictions.
Other income: Comparable to the same period in prior year.
Interest expense: Comparable to the same period in prior year.
Income taxes: Comparable to the same period in prior year.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 Electric earnings increased $1.8 million (5 percent) as a result of:
Adjusted gross margin: Increase of $6.1 million as a result of higher revenues. The revenue increase was primarily due to implemented regulatory mechanisms, which include approved Montana interim and final rates, as discussed in Note 19; recovery of the investment in the Thunder Spirit Wind farm expansion placed into service in the fourth quarter of 2018; and recovery of the investment in the BSSE project placed into service in the first quarter of 2019. Also contributing to the increase was the absence in 2019 of a transmission formula rate adjustment recognized in the third quarter of 2018 for decreased costs on the BSSE project. These increases were partially offset by lower retail sales volumes of approximately 3 percent across all customer classes.
Operation and maintenance: Increase of $3.3 million, largely due to higher contract services, primarily driven by a maintenance outage at Coyote Station, and higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $4.1 million as a result of increased property, plant and equipment balances including the Thunder Spirit Wind farm expansion, as previously discussed, and other capital projects.
Taxes, other than income: Increase of $1.3 million, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $600,000, primarily the result of higher returns on the Company's benefit plan investments, partially offset by the write-down of a non-utility investment, as discussed in Note 14.
Interest expense: Decrease of $500,000 driven by higher AFUDC, which resulted from more interest being capitalized on regulated construction projects.
Income taxes: Increase in income tax benefits of $3.3 million, largely resulting from increased production tax credits.

Index

Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions, where applicable)
Operating revenues	$93.6	$92.2	$569.7	$554.5
Purchased natural gas sold	35.6	35.2	305.6	301.6
Taxes, other than income	3.2	3.1	20.7	21.0
Adjusted gross margin	54.8	53.9	243.4	231.9
Operating expenses:
Operation and maintenance	44.4	42.1	134.3	129.4
Depreciation, depletion and amortization	19.9	18.1	59.1	53.5
Taxes, other than income	6.1	5.4	17.9	16.5
Total operating expenses	70.4	65.6	211.3	199.4
Operating income (loss)	(15.6)	(11.7)	32.1	32.5
Other income	1.7	.7	5.3	2.0
Interest expense	8.9	7.7	26.1	22.6
Income (loss) before income taxes	(22.8)	(18.7)	11.3	11.9
Income taxes	(7.2)	(6.8)	(3.3)	(2.0)
Net income (loss)	$(15.6)	$(11.9)	$14.6	$13.9
Volumes (MMdk)
Retail sales:
Residential	4.1	4.0	44.3	40.4
Commercial	4.2	4.0	31.5	29.0
Industrial	.9	.8	3.6	3.2
	9.2	8.8	79.4	72.6
Transportation sales:
Commercial	.3	.3	1.5	1.5
Industrial	45.7	42.0	117.9	108.1
	46.0	42.3	119.4	109.6
Total throughput	55.2	51.1	198.8	182.2
Average cost of natural gas per dk	$3.88	$4.00	$3.85	$4.16
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 Natural gas distribution's seasonal loss increased $3.7 million (31 percent) as a result of:
Adjusted gross margin: Increase of $900,000, primarily driven by approved rate recovery in certain jurisdictions. Increased retail sales volumes of 4 percent related to all customer classes were offset by weather normalization and conservation adjustments in certain jurisdictions.
Operation and maintenance: Increase of $2.3 million, largely due to higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $1.8 million, primarily as a result of increased property, plant and equipment balances.
Taxes, other than income: Increase of $700,000, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $1.0 million driven by increased interest income related to higher gas costs to be collected from customers, as discussed in Notes 13 and 19.
Interest expense: Increase of $1.2 million, largely resulting from increased debt balances to finance higher gas costs to be collected from customers.
Income taxes: Comparable to the same period in prior year.

Index

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 Natural gas distribution earnings increased $700,000 (5 percent) as a result of:
Adjusted gross margin: Increase of $11.5 million, primarily driven by an increase in retail sales volumes of 9 percent related to all customer classes due to colder weather, offset in part by weather normalization and conservation adjustments in certain jurisdictions, and approved rate recovery in certain jurisdictions. The adjusted gross margins were also positively impacted by higher rate realization due to higher conservation revenue, which offsets the conservation expense in operation and maintenance expense.
Operation and maintenance: Increase of $4.9 million, largely resulting from higher payroll-related costs and conservation expenses being recovered in revenue, partially offset by lower contract services due to the absence of the prior year's recognition of a non-recurring expense related to the approved WUTC general rate case settlement in the second quarter of 2018.
Depreciation, depletion and amortization: Increase of $5.6 million, primarily as a result of increased property, plant and equipment balances.
Taxes, other than income: Increase of $1.4 million, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $3.3 million, largely resulting from increased interest income related to higher gas costs to be collected from customers, as discussed in Notes 13 and 19, and higher returns on the Company's benefit plan investments. Partially offsetting these increases was the write-down of a non-utility investment, as discussed in Note 14.
Interest expense: Increase of $3.5 million, largely resulting from increased debt balances to finance higher gas costs to be collected from customers.
Income taxes: Increase in income tax benefits of $1.3 million resulting from increased permanent tax benefits.
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
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generation units within the next three years, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in early 2021 for Lewis & Clark Station in Sidney, Montana, and in early 2022 for units 1 and 2 at Heskett Station near Mandan, North Dakota. In addition, the Company announced that it intends to construct a new 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing plant site near Mandan, North Dakota. The new simple-cycle turbine coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generation units at Heskett and Lewis & Clark stations. The simple-cycle turbine was included in the Company's recently submitted integrated resource plan. On August 28, 2019, the Company filed for an advanced determination of prudence with the NDPSC for the new simple-cycle turbine. If approved, the simple-cycle turbine is expected to be placed into service in 2023. On September 16, 2019, the Company filed with the NDPSC a request for the usage of deferred accounting for the costs related to the retirement of Lewis & Clark Station and units 1 and 2 at Heskett Station. Requests for the usage of deferred accounting will also be filed in Montana and South Dakota.
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

Index

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
The pipeline and midstream segment is subject to extensive regulation including certain operational, environmental and system integrity regulations, as well as various permit terms and operational compliance conditions. The Pipeline and Hazardous Materials Safety Administration recently issued additional rules to strengthen the safety of natural gas transmission and hazardous liquid pipelines. The Company is currently evaluating the first phase of the rules. The segment is charged with the ongoing process of reviewing existing permits and easements, as well as securing new permits and easements as necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.
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
Earnings overview - The following information summarizes the performance of the pipeline and midstream segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenues	$36.4	$32.3	$105.1	$93.5
Operating expenses:
Operation and maintenance	16.1	15.9	47.5	45.5
Depreciation, depletion and amortization	5.6	4.3	15.6	13.1
Taxes, other than income	3.3	3.0	10.0	9.2
Total operating expenses	25.0	23.2	73.1	67.8
Operating income	11.4	9.1	32.0	25.7
Other income	.1	.8	.9	1.3
Interest expense	1.8	1.6	5.3	4.1
Income before income taxes	9.7	8.3	27.6	22.9
Income taxes	2.0	(2.7)	5.9	1.0
Net income	$7.7	$11.0	$21.7	$21.9
Transportation volumes (MMdk)	111.1	92.7	319.9	259.3
Natural gas gathering volumes (MMdk)	3.6	3.8	10.5	11.2
Customer natural gas storage balance (MMdk):
Beginning of period	11.4	16.2	13.9	22.4
Net injection	12.8	7.1	10.3	.9
End of period	24.2	23.3	24.2	23.3
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 Pipeline and midstream earnings decreased $3.3 million (29 percent) as a result of:
Revenues: Increase of $4.1 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects completed in 2018 and increased rates effective May 1, 2019, due to the rate case recently finalized with the FERC, as discussed in Note 19.
Operation and maintenance: Comparable to the same period in prior year.
Depreciation, depletion and amortization: Increase of $1.3 million, primarily due to higher depreciation rates effective May 1, 2019, due to the recently finalized rate case with the FERC, as discussed in Note 19, and increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service.
Taxes, other than income: Increase of $300,000 resulting from higher property taxes in certain jurisdictions.
Other income: Decrease of $700,000 as a result of lower AFUDC.

Index

Interest expense: Comparable to the same period in prior year.
Income taxes: Increase of $4.7 million, primarily driven by the absence in 2019 of an income tax benefit related to the reversal of a previously recorded regulatory liability based on a FERC final accounting order issued during the third quarter of 2018.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 Pipeline and midstream earnings decreased $200,000 (1 percent) as a result of:
Revenues: Increase of $11.6 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects completed in 2018 and increased rates effective May 1, 2019, due to the rate case recently finalized with the FERC, as discussed in Note 19. Revenue was also positively impacted by higher nonregulated project revenue.
Operation and maintenance: Increase of $2.0 million, largely from higher nonregulated project costs as a result of increased nonregulated project revenue, as previously discussed, and higher material and payroll-related costs.
Depreciation, depletion and amortization: Increase of $2.5 million, primarily due to increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service, and higher depreciation rates effective May 1, 2019, due to the recently finalized rate case with the FERC, as discussed in Note 19.
Taxes, other than income: Increase of $800,000 driven by higher property taxes in certain jurisdictions.
Other income: Decrease of $400,000 as a result of lower AFUDC, partially offset by higher returns on the Company's benefit plan investments.
Interest expense: Increase of $1.2 million, largely resulting from higher debt balances to finance the organic growth projects completed during 2018, as previously discussed.
Income taxes: Increase of $4.9 million, primarily driven by the absence in 2019 of an income tax benefit related to the reversal of a previously recorded regulatory liability based on a FERC final accounting order issued during the third quarter of 2018.
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
In September 2019, the Company completed and placed into service the Demicks Lake project in McKenzie County, North Dakota, as scheduled. The project included approximately 14 miles of 20-inch pipe and increased capacity by 175 MMcf per day. The Company began construction on the Line Section 22 Expansion project in the Billings, Montana, area in May of 2019 with an expected in-service date in November 2019. The project is designed to increase capacity by 22.5 MMcf per day to serve incremental demand in Billings, Montana. The Company has signed long-term contracts supporting both projects.
Additionally, the Company expects to begin construction on the Demicks Lake Expansion project, located in McKenzie County, North Dakota, in the fourth quarter of 2019. The Company has signed a long-term contract supporting this project, which is designed to increase capacity by 175 MMcf per day. The Demicks Lake Expansion project is expected to be in-service in the first quarter of 2020.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, and extend to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. The Company's long-term customer commitments and anticipated incremental commitments with the continuing record levels of natural gas production in the Bakken region support the project at an increased design capacity of 350 MMcf per day. Construction is expected to begin in early 2021 with an estimated completion date late in 2021, which is dependent on regulatory and environmental permitting. On June 28, 2019, the Company filed with the FERC a request to initiate the National Environmental Policy Act pre-filing process and received FERC approval of the pre-filing request on July 3, 2019.
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

Index

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
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility in the cost of raw materials such as diesel fuel, gasoline, liquid asphalt, cement and steel. Although it is difficult to determine the split between inflation and supply/demand increases, diesel fuel costs remained fairly stable for the first nine months of 2019, while asphalt oil costs have trended higher in 2019 compared to 2018. Such volatility can have a negative impact on the segment's margins. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to control costs, as well as find and train a skilled workforce to meet the needs of increasing demand and seasonal work.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenues	$869.5	$743.9	$1,692.7	$1,466.9
Cost of sales:
Operation and maintenance	668.9	586.0	1,384.4	1,210.9
Depreciation, depletion and amortization	19.7	15.1	55.2	42.1
Taxes, other than income	13.4	11.8	34.8	30.8
Total cost of sales	702.0	612.9	1,474.4	1,283.8
Gross margin	167.5	131.0	218.3	183.1
Selling, general and administrative expense:
Operation and maintenance	22.7	20.1	64.6	57.3
Depreciation, depletion and amortization	.9	.5	2.4	1.6
Taxes, other than income	.9	.8	3.7	3.6
Total selling, general and administrative expense	24.5	21.4	70.7	62.5
Operating income	143.0	109.6	147.6	120.6
Other income (expense)	.2	(.1)	1.5	(1.0)
Interest expense	6.4	4.4	18.6	12.5
Income before income taxes	136.8	105.1	130.5	107.1
Income taxes	34.2	26.2	33.2	27.4
Net income	$102.6	$78.9	$97.3	$79.7
Sales (000's):
Aggregates (tons)	11,860	10,366	24,815	21,860
Asphalt (tons)	3,317	3,380	5,396	5,581
Ready-mixed concrete (cubic yards)	1,372	1,103	3,124	2,623
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 Construction materials and contracting earnings increased $23.7 million (30 percent) as a result of:
Revenues: Increase of $125.6 million, primarily the result of higher revenues from contracting services and material sales due to strong economic environments in certain states and additional material volumes associated with the businesses acquired since the third quarter of 2018.

Index

Gross margin: Increase of $36.5 million, largely due to the higher revenues resulting from strong economic environments in certain states, as previously discussed, higher contracting bid margins and higher realized material prices. Also contributing was an increase in gains from asset sales in certain regions of approximately $7.0 million.
Selling, general and administrative expense: Increase of $3.1 million, largely related to the businesses acquired since the third quarter of 2018 and higher payroll-related costs.
Other income (expense): Comparable to the same period in prior year.
Interest expense: Increase of $2.0 million, largely resulting from higher debt balances as a result of recent acquisitions.
Income taxes: Increase of $8.0 million, largely the result of increased income before income taxes.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 Construction materials and contracting earnings increased $17.6 million (22 percent) as a result of:
Revenues: Increase of $225.8 million, primarily the result of higher revenues from contracting services and material sales due to strong economic environments in certain states and additional material volumes associated with the businesses acquired since the third quarter of 2018.
Gross margin: Increase of $35.2 million, largely resulting from higher revenues due to strong economic environments in certain states, as previously discussed, higher contracting bid margins and higher realized material prices. Also contributing was an increase in gains on asset sales in certain regions of approximately $6.8 million.
Selling, general and administrative expense: Increase of $8.2 million, primarily related to the businesses acquired since the third quarter of 2018 and higher payroll-related costs.
Other income (expense): Increase of $2.5 million, primarily due to higher returns on the Company's benefit plan investments.
Interest expense: Increase of $6.1 million, largely resulting from higher debt balances as a result of recent acquisitions.
Income taxes: Increase of $5.8 million, largely the result of increased income before income taxes.
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
In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas, which augments existing company operations and enhances its ability to sell aggregates to third parties in the coming years. Also, in the first quarter of 2019, the Company acquired Viesko Redi-Mix, Inc., a ready-mixed concrete supplier headquartered near Salem, Oregon. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 9.
The construction materials and contracting segment's backlog at September 30, 2019, was $746.9 million, up from $590.0 million at September 30, 2018. The increase in backlog was primarily attributable to increased agency work and bidding opportunities in nearly every region. The Company expects to complete a significant amount of backlog at September 30, 2019, during the next 12 months.
During the second quarter of 2019, the governor of Oregon signed House Bill 3427, which creates a Corporate Activity Tax. The tax was enacted in the third quarter of 2019 and is effective for the Company on January 1, 2020. The Company does not expect the additional taxation will have a material impact on the construction materials and contracting segment due to their operations in Oregon.

Index

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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Operating revenues	$479.6	$330.4	$1,365.4	$988.0
Cost of sales:
Operation and maintenance	409.0	289.3	1,151.7	838.0
Depreciation, depletion and amortization	3.7	3.5	11.1	10.7
Taxes, other than income	14.1	9.7	44.6	32.0
Total cost of sales	426.8	302.5	1,207.4	880.7
Gross margin	52.8	27.9	158.0	107.3
Selling, general and administrative expense:
Operation and maintenance	21.4	14.6	63.9	51.0
Depreciation, depletion and amortization	.5	.4	1.3	1.1
Taxes, other than income	.9	1.0	3.4	3.3
Total selling, general and administrative expense	22.8	16.0	68.6	55.4
Operating income	30.0	11.9	89.4	51.9
Other income	.3	.5	1.4	1.1
Interest expense	1.6	.9	4.0	2.7
Income before income taxes	28.7	11.5	86.8	50.3
Income taxes	7.6	2.2	22.8	11.8
Net income	$21.1	$9.3	$64.0	$38.5
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 Construction services earnings increased $11.8 million (128 percent) as a result of:
Revenues: Increase of $149.2 million, largely the result of higher inside specialty contracting workloads from greater customer demand for hospitality and high-tech projects. Also contributing to the increase was higher outside specialty contracting workloads, primarily the result of increased demand for utility projects. Revenue was also positively impacted by the absence of $9.5 million in changes to estimates recorded in the third quarter of 2018 for variable consideration previously recognized on certain construction contracts.
Gross margin: Increase of $24.9 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads.

Index

Selling, general and administrative expense: Increase of $6.8 million, primarily payroll-related costs, as well as increased professional services and office expenses.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $700,000, primarily due to higher debt balances as a result of additional working capital needs during the construction season.
Income taxes: Increase of $5.4 million, largely due to an increase in income before income taxes.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 Construction services earnings increased $25.5 million (66 percent) as a result of:
Revenues: Increase of $377.4 million, largely the result of higher inside specialty contracting workloads from greater customer demand for hospitality and high-tech projects. Also contributing to the increase was higher outside specialty contracting workloads, primarily the result of increased demand for utility projects. Revenue was also positively impacted by the absence of $9.5 million in changes to estimates recorded in the third quarter of 2018 for variable consideration previously recognized on certain construction contracts.
Gross margin: Increase of $50.7 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads.
Selling, general and administrative expense: Increase of $13.2 million, primarily payroll-related costs, as well as increased office expenses and professional services.
Other income: Comparable to the same period in prior year.
Interest expense: Increase of $1.3 million, primarily due to higher debt balances as a result of additional working capital needs during the construction season.
Income taxes: Increase of $11.0 million, largely due to an increase in income before income taxes.
Outlook The Company expects bidding activity to remain strong for both inside and outside specialty construction companies in 2019. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce will continue to provide a benefit in securing and executing profitable projects. The construction services segment had backlog at September 30, 2019, of $1.2 billion, up from $896.3 million at September 30, 2018. The increase in backlog was largely attributable to the new project opportunities that the Company continues to see across its diverse operations, particularly in inside specialty electrical and mechanical contracting for the hospitality and gaming, high-tech, mission critical and public entities. The Company's outside power, communications and natural gas specialty operations also have a high volume of available work. The Company expects to complete a significant amount of backlog at September 30, 2019, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to the Company and continue to grow the Company's backlog.
In the third quarter of 2019, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Redmond, Washington. For more information on the Company's business combinations, see Note 9.
During the second quarter of 2019, the governor of Oregon signed House Bill 3427, which creates a Corporate Activity Tax. The tax was enacted in the third quarter of 2019 and is effective for the Company on January 1, 2020. The Company does not expect the additional taxation will have a material impact on the construction services segment due to their operations in Oregon.

Index

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Operating revenues	$2.9	$3.1	$13.6	$8.5
Operating expenses:
Operation and maintenance	3.6	2.6	11.8	6.5
Depreciation, depletion and amortization	.5	.5	1.5	1.5
Taxes, other than income	—	—	.1	.1
Total operating expenses	4.1	3.1	13.4	8.1
Operating income (loss)	(1.2)	—	.2	.4
Other income	.2	.4	.7	.6
Interest expense	.4	.5	1.5	2.2
Loss before income taxes	(1.4)	(.1)	(.6)	(1.2)
Income taxes	(5.4)	(4.9)	(4.1)	(3.1)
Net income	$4.0	$4.8	$3.5	$1.9
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 Included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations. Favorable income tax adjustments related to the consolidated Company's annualized estimated tax rate positively impacted the results of Other.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018 Included in Other was insurance activity at the Company's captive insurer which impacted both operating revenues and operation and maintenance expense. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other. Favorable income tax adjustments related to the consolidated Company's annualized estimated tax rate for 2019 positively impacted the results of Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Intersegment transactions:
Operating revenues	$8.0	$7.2	$51.3	$41.7
Operation and maintenance	4.3	4.1	16.2	10.4
Purchased natural gas sold	3.7	3.1	35.1	31.3
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At September 30, 2019, the Company had cash and cash equivalents of $67.0 million and available borrowing capacity of $543.6 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities of the Company's subsidiaries, as described in Capital resources; the issuance of long-term debt; and the issuance of equity securities.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and also are affected by changes in working capital. Cash flows provided by operating activities in the first nine months of 2019 decreased $114.3 million from the comparable period in 2018. The decrease in cash flows provided by operating activities was largely driven by an increase in accounts receivable as a result of higher revenues at the construction businesses as compared to the prior period. Also contributing to the decrease in cash flows provided by operating activities was the increase in natural gas purchases that include the effects of colder weather, higher gas costs and the timing of collection of such balances from customers at the natural gas distribution business. Partially offsetting

Index

these decreases to cash flows provided by operating activities were lower inventory balances due to the higher workloads at the construction materials and contracting business in 2019 as compared to the increase in inventory balances in 2018 due to the activity of the acquired businesses.
Investing activities Cash flows used in investing activities in the first nine months of 2019 was $448.6 million compared to $361.3 million in the first nine months of 2018. The increase in cash used in investing activities was primarily related to acquisition activity and asset purchases offset in part by proceeds on asset sales at the construction businesses.
Financing activities Cash flows provided by financing activities in the first nine months of 2019 was $258.6 million compared to $76.4 million in the first nine months of 2018. The change was largely the result of proceeds from issuance of common stock and higher debt borrowings in 2019 offset in part by the repayment of debt. The Company issued common stock for net proceeds of $105.6 million under its "at-the-market" offering and 401(k) plan during the first nine months of 2019 and increased long-term and short-term debt financing at the construction businesses for financing of acquisitions and working capital needs. The increase was also due to increased borrowings at the natural gas distribution business, largely resulting from short-term borrowings for higher natural gas costs, as previously discussed, and long-term borrowings for funding capital investments.
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
Capital expenditures
Capital expenditures for the first nine months of 2019 were $469.2 million, which includes the completed aggregate deposit purchase at the construction materials and contracting business and the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures in the first nine months of 2018 were $398.3 million, which includes completed acquisitions at the construction materials and contracting business. Capital expenditures allocated to the Company's business segments are estimated to be approximately $645 million for 2019. The Company has included in the estimated capital expenditures for 2019 the completed purchase of additional aggregate deposits, the completed business combinations of a ready-mixed concrete supplier and an electrical company, the Demicks Lake project, the Line Section 22 Expansion project and the Demicks Lake Expansion project, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for 2019 also include system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. It is anticipated that all of the funds required for capital expenditures for 2019 will be met from various sources, including internally generated funds; credit facilities of the Company's subsidiaries, as described later; issuance of long-term debt; and issuance of equity securities.
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2019. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2018 Annual Report.

Index

The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at September 30, 2019:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$78.2	(b)	$—		6/8/23
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(c)	$8.9		$2.2	(d)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$22.1		$1.4	(d)	6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$500.0		$203.6	(b)	$—		9/23/21

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
Total equity as a percent of total capitalization was 54 percent, 57 percent and 55 percent at September 30, 2019 and 2018, and December 31, 2018, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
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
The Company issued 1.3 million and 3.6 million shares of common stock for the three and nine months ended September 30, 2019, respectively, pursuant to the “at-the-market” offering. The Company received net proceeds of $34.6 million and $94.0 million for the three and nine months ended September 30, 2019, respectively. The Company paid commissions to the sales agents of approximately $350,000 and $950,000 for the three and nine months ended September 30, 2019, respectively, in connection with the sales of common stock under the "at-the-market" offering. The net proceeds were used for capital expenditures and acquisitions. As of September 30, 2019, the Company had remaining capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.
Certain of the Company's debt instruments use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the reform of LIBOR by replacing it with Secured Overnight Financing Rate in certain of their new debt instruments, as well as those that are being renewed. The Company continues to evaluate the impact the reform will have on its debt instruments and, at this time, does not anticipate a significant impact.

Index

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
On April 12, 2019, Centennial entered into a $50.0 million term loan agreement with a variable interest rate which matures on April 11, 2020. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of funded debt to capitalization to be greater than 65 percent. The covenants also include certain limitations on subsidiary indebtedness, restrictions on the sale of certain assets, loans and investments.
On August 7, 2019, Centennial entered into a $50.0 million term loan agreement with a variable interest rate which matures on January 31, 2020. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of funded debt to capitalization to be greater than 65 percent. The covenants also include limitations on subsidiary indebtedness, restrictions on the sale of certain assets, loans and investments.
WBI Energy Transmission, Inc. On July 26, 2019, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to extend the issuance period to May 16, 2022, and increase the aggregate issuance capacity from $200.0 million to $300.0 million. On July 3, 2019, WBI Energy Transmission contracted to issue an additional $45.0 million under the uncommitted private shelf agreement at an interest rate of 4.17 percent on December 16, 2019. The remaining capacity under this uncommitted private shelf agreement is $115.0 million.
Montana-Dakota Utilities Co. On July 24, 2019, Montana-Dakota entered into a $200.0 million note purchase agreement with maturity dates ranging from October 17, 2039 to November 18, 2059, at a weighted average interest rate of 3.95 percent. On October 17, 2019, Montana-Dakota issued $100.0 million in senior notes under the note purchase agreement with the remaining $100.0 million scheduled to be issued on November 18, 2019. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Off balance sheet arrangements
As of September 30, 2019, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.

Index

Contractual obligations and commercial commitments
There were no material changes in the Company's contractual obligations from continuing operations relating to operating leases, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2019 from those reported in the 2018 Annual Report.
At September 30, 2019, the Company's commitments for long-term debt and estimated interest payments presented on a calendar-year basis were as follows:

	Remainder of 2019	1 - 3 years	3 - 5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$50.1	$367.8	$247.3	$1,587.8	$2,253.0
Estimated interest payments**	24.9	249.4	140.5	525.9	940.7
	$75.0	$617.2	$387.8	$2,113.7	$3,193.7

*	Unamortized debt issuance costs and discount are excluded from the table.

**
Represents the estimated interest payments associated with the Company's long-term debt outstanding at September 30, 2019, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.

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

Index

The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Operating income	$21.9	$21.1	$49.7	$52.3
Adjustments:
Operating expenses:
Operation and maintenance	30.8	30.1	94.6	91.3
Depreciation, depletion and amortization	14.2	12.6	41.8	37.7
Taxes, other than income	4.1	3.7	12.5	11.2
Total adjustments	49.1	46.4	148.9	140.2
Adjusted gross margin	$71.0	$67.5	$198.6	$192.5
The following information reconciles operating income (loss) to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Operating income (loss)	$(15.6)	$(11.7)	$32.1	$32.5
Adjustments:
Operating expenses:
Operation and maintenance	44.4	42.1	134.3	129.4
Depreciation, depletion and amortization	19.9	18.1	59.1	53.5
Taxes, other than income	6.1	5.4	17.9	16.5
Total adjustments	70.4	65.6	211.3	199.4
Adjusted gross margin	$54.8	$53.9	$243.4	$231.9
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
At September 30, 2019, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2019	—	—	—	—
August 1 through August 31, 2019	—	—	—	—
September 1 through September 30, 2019	—	—	—	—
Total	—		—	—

(1)	Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

2(a)	Agreement and Plan of Merger, dated December 31, 2018, by and among MDU Resources Group, Inc., MDUR Newco, Inc. and MDU Newco Sub, Inc.		8-K		2(a)	1/2/19	1-03480
3(a)	Certificate of Merger, dated December 31, 2018		8-K		3(a)	1/2/19	1-03480
3(b)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(c)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
*4(a)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 24, 2019, among Montana-Dakota Utilities Co. and various purchasers of the notes	X
+10(a)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated August 22, 2019	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Index

Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	November 1, 2019	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller