Form 10-K
period 2019-12-31
MDU RESOURCES GROUP INC
filed 2020-02-21
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.
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
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2019: $5,134,204,876.
Indicate the number of shares outstanding of the registrant's common stock, as of February 13, 2020: 200,389,708 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2020 Proxy Statement, to be filed no later than 120 days from December 31, 2019, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

2 MDU Resources Group, Inc. Form 10-K

MDU Resources Group, Inc. Form 10-K 3

Definitions

The following abbreviations and acronyms used in this Form 10-K are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
Army Corps	U.S. Army Corps of Engineers
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Audit Committee	Audit Committee of the board of directors of the Company
Bcf	Billion cubic feet
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
BSSE	345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
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

Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CyROC	Cyber Risk Oversight Committee
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet Specialty Products Partners, L.P. (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company prior to the closing of the Holding Company Reorganization and a public utility division of Montana-Dakota as of January 1, 2019
GVTC	Generation Verification Test Capacity

4 MDU Resources Group, Inc. Form 10-K

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

MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NGL	Natural gas liquids
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
PCBs	Polychlorinated biphenyls
Pronghorn	Natural gas processing plant located near Belfield, North Dakota (WBI Energy Midstream's 50 percent ownership interests were sold effective January 1, 2017)
Proxy Statement	Company's 2020 Proxy Statement to be filed no later than April 29, 2020
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Act Industry Guide 7	Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations

MDU Resources Group, Inc. Form 10-K 5

Definitions

Sheridan System	A separate electric system owned by Montana-Dakota
TCJA	Tax Cuts and Jobs Act
Tesoro	Tesoro Refining & Marketing Company LLC
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Midstream	WBI Energy Midstream, LLC, an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission
ZRCs	Zonal resource credits - a MW of demand equivalent assigned to generators by MISO for meeting system reliability requirements

6 MDU Resources Group, Inc. Form 10-K

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
Items 1 and 2. Business and Properties
General
The Company is a regulated energy delivery and construction materials and services business. Montana-Dakota was incorporated under the state laws of Delaware in 1924. The Company was incorporated under the state laws of Delaware in 2018. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.
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

MDU Resources Group, Inc. Form 10-K 7

Part I

The Company, through its wholly owned subsidiary, MDU Energy Capital, owns Montana-Dakota, Cascade and Intermountain. The electric segment is comprised of Montana-Dakota while the natural gas distribution segment is comprised of Montana-Dakota, Cascade and Intermountain.
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
The financial results and data applicable to each of the Company's business segments, as well as their financing requirements, are set forth in Item 7 - MD&A and Item 8 - Note 16 and Supplementary Financial Information.
The Company's material properties, which are of varying ages and are of different construction types, are generally in good condition, are well maintained and are generally suitable and adequate for the purposes for which they are used.
The Company seeks to align the interest of its board of directors and management with that of its shareholders. The Company believes that an independent, well-diversified board of directors makes it a better corporate citizen. The Company's board includes individuals of ethnic, gender and skill diversity. The Company also believes that its separation of chairman and chief executive officer further enhances accountability and social responsibility. The Company's management and its board of directors also have significant ownership in the Company's common stock, which further aligns their interests with those of other shareholders.
Employees The Company hires its employees from a number of sources, including within its various industries, trade schools, colleges and universities. The primary sources for its employees include promotion from within, team member referrals, union workforce, direct recruiting and various forms of advertising, including social media. The Company attracts and retains employees by offering competitive salaries, technical training opportunities, employee incentive programs and a comprehensive benefits package. The Company believes its focus on training and career development helps it to attract and retain employees. The Company's employees participate in ongoing educational programs to enhance their technical and management skills through classroom and field training. The Company provides opportunities for promotion and mobility within the organization, which also helps to retain employees.
As of December 31, 2019, the Company had 13,359 employees with 244 employed at MDU Resources Group, Inc., 1,578 at MDU Energy Capital, 335 at WBI Holdings, 4,255 at Knife River and 6,947 at MDU Construction Services. The number of employees at certain Company operations fluctuates during the year depending upon the number and size of construction projects. The Company considers its relations with employees to be satisfactory.
The Company has a number of employees represented by labor contracts. The majority of the labor contracts contain provisions that prohibit work stoppages or strikes and provide for binding arbitration dispute resolution in the event of an extended disagreement. The following information is as of December 31, 2019.

•
At Montana-Dakota and WBI Energy Transmission, 333 and 71 employees, respectively, are represented by the IBEW. Labor contracts with such employees are in effect through April 30, 2021, and March 31, 2022, respectively.

•	At Cascade, 192 employees are represented by the ICWU. The labor contract with the field operations group is effective through March 31, 2021.

•	At Intermountain, 127 employees are represented by the UA. Labor contracts with such employees are in effect through March 31, 2023.

•	Knife River operates under 42 labor contracts that represent 681 of its construction materials and contracting employees. Knife River is in negotiations on six of its labor contracts.

•	MDU Construction Services has 107 labor contracts representing the majority of its employees. MDU Construction Services is in negotiations on four of its labor contracts.
Environmental Matters The operations of the Company and certain of its subsidiaries are subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal health and safety regulations; and state hazard communication standards. The Company believes that it is in substantial compliance with these regulations, except as to what may be ultimately determined with regard to items discussed in Environmental matters in Item 8 - Note 20. There are no pending CERCLA actions for any of the Company's material properties. However, the Company is involved in certain claims relating to the Portland, Oregon, Harbor Superfund Site and the Bremerton Gasworks Superfund Site. For more information on the Company's environmental matters, see Item 8 - Note 20.

8 MDU Resources Group, Inc. Form 10-K

Part I

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
Technology The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology systems and network infrastructure. These systems may be vulnerable to failures or unauthorized access. The Company has policies, procedures and processes in place designed to strengthen and protect these systems, which includes the Company’s enterprise information technology and operation technology groups continually evaluating new tools and techniques that can be implemented to reduce the risk of a cyber breach.
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
Available Information This annual report on Form 10-K, the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's Web site as soon as reasonably practicable after the Company has electronically filed such reports with, or furnished such reports to, the SEC. The Company's Web site address is www.mdu.com. The information available on the Company's Web site is not part of this annual report on Form 10-K. The SEC also maintains a website where the Company's filings can be obtained free of charge at www.SEC.gov.
Electric
General The Company's electric segment is operated through its wholly owned subsidiary, MDU Energy Capital, which consists of operations from Montana-Dakota. Montana-Dakota provides electric service at retail, serving 143,346 residential, commercial, industrial and municipal customers in 185 communities and adjacent rural areas in Montana, North Dakota, South Dakota and Wyoming as of December 31, 2019. For more information on the retail customer classes served, see the table below. The material properties owned by Montana-Dakota for use in its electric operations include interests in 16 electric generating units at 11 facilities and two small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,300 and 4,800 miles of transmission and distribution lines, respectively, and 79 transmission and 297 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2019, Montana-Dakota's net electric plant investment was $1.6 billion and its rate base was $1.2 billion.
The retail customers served and respective revenues by class for the electric business were as follows:

	2019		2018		2017
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	118,563	$125,614	118,426	$126,173	118,379	$121,171
Commercial	22,948	142,062	22,756	141,961	22,764	140,856
Industrial	234	37,790	236	36,081	242	34,417
Other	1,601	7,454	1,604	7,882	1,516	8,275
	143,346	$312,920	143,022	$312,097	142,901	$304,719
Other electric revenues, which are largely transmission-related revenues, for Montana-Dakota were $38.8 million, $23.0 million and $38.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MDU Resources Group, Inc. Form 10-K 9

Part I

The percentage of electric retail revenues by jurisdiction was as follows:

	2019	2018	2017
North Dakota	65%	66%	66%
Montana	22%	20%	20%
Wyoming	8%	9%	9%
South Dakota	5%	5%	5%
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
System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of North Dakota, Montana and South Dakota. These markets are highly seasonal and sales volumes depend largely on the weather. Additionally, the average customer consumption has tended to decline due to increases in energy efficient lighting and appliances being installed. The interconnected system consists of 15 electric generating units at 10 facilities and two small portable diesel generators, which have an aggregate nameplate rating attributable to Montana-Dakota's interest of 750,318 kW and total net ZRCs of 549.0 in 2019. For 2019, Montana-Dakota's total ZRCs, including its firm purchase power contracts, were 591.3. Montana-Dakota's planning reserve margin requirement within MISO was 537.2 ZRCs for 2019. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 611,542 kW in August 2015. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer. Montana-Dakota's interconnected system electric generating capability includes five steam-turbine generating units at four facilities using coal for fuel, four combustion turbine units at three facilities, three wind electric generating facilities, two reciprocating internal combustion engines at one facility, a heat recovery electric generating facility and two small portable diesel generators.
In June 2016, Montana-Dakota and a partner began construction on the BSSE project within the footprint of MISO. The project commenced on-line operations on February 5, 2019.
Additional energy is purchased as needed, or in lieu of generation if more economical, from the MISO market, and in 2019, Montana-Dakota purchased approximately 23 percent of its net kWh needs for its interconnected system through the MISO market.
Approximately 26 percent of the electricity delivered to customers from Montana-Dakota's owned generation in 2019 was from renewable resources. Although Montana-Dakota's generation resource capacity has increased to serve the needs of its customers, the carbon dioxide emission intensity of its electric generation resource fleet has been reduced by approximately 31 percent since 2003 and is expected to continue to decline.
Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 63,686 kW in July 2018. Montana-Dakota has a power supply contract with Black Hills Power, Inc. to purchase up to 49,000 kW of capacity annually through December 31, 2023. Wygen III also serves a portion of the needs of Montana-Dakota's Sheridan-area customers.

10 MDU Resources Group, Inc. Form 10-K

Part I

The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Nameplate Rating (kW)	2019 ZRCs	(a)	2019 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	103,647	90.9		501,394
Heskett	Steam	86,000	86.9		438,726
Heskett	Combustion Turbine	89,038	65.2		1,900
Glen Ullin	Heat Recovery	7,500	4.8		42,276
Cedar Hills	Wind	19,500	4.6		51,845
Diesel Units	Oil	3,650	3.8		4
Thunder Spirit	Wind	155,500	29.3		548,180
South Dakota:
Big Stone (b)	Steam	94,111	105.8		656,783
Montana:
Lewis & Clark	Steam	44,000	41.4		261,457
Lewis & Clark	Reciprocating Internal Combustion Engine	18,700	17.6		3,673
Glendive	Combustion Turbine	75,522	70.8		2,702
Miles City	Combustion Turbine	23,150	21.6		352
Diamond Willow	Wind	30,000	6.3		95,224
		750,318	549.0		2,604,516
Sheridan System:
Wyoming:
Wygen III (b)	Steam	28,000	N/A		188,254
		778,318	549.0		2,792,770

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
The owners of Coyote Station, including Montana-Dakota, have a contract with Coyote Creek for coal supply to the Coyote Station that expires December 2040. Montana-Dakota estimates the Coyote Station coal supply agreement to be approximately 2.3 million tons per contract year. For more information, see Item 8 - Note 20.
The owners of Big Stone Station, including Montana-Dakota, have a coal supply agreement with Peabody COALSALES, LLC to meet all of the Big Stone Station's fuel requirements for 2020. Montana-Dakota estimates the Big Stone Station coal supply agreement to be approximately 1.6 million tons for 2020.
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
The average cost of coal purchased, including freight, at Montana-Dakota's electric generating stations (including the Big Stone, Coyote and Wygen III stations) was as follows:

Years ended December 31,	2019	2018	2017
Average cost of coal per MMBtu	$2.15	$2.00	$2.07
Average cost of coal per ton	$31.36	$29.08	$30.04

MDU Resources Group, Inc. Form 10-K 11

Part I

Montana-Dakota expects that it has secured adequate capacity available through existing baseload generating stations, renewable generation, turbine peaking stations, demand reduction programs and firm contracts to meet the peak customer demand requirements of its customers through 2020. In February 2019, Montana-Dakota announced that it intends to retire three aging coal-fired electric generating units. The retirements are expected to be completed in early 2021 for Lewis & Clark Station and early 2022 for units 1 and 2 at Heskett Station. Montana-Dakota also announced the intent to construct a new simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station. Future capacity that is needed to replace contracts, generation retirements and meet system growth requirements is expected to be met by constructing new generation resources or acquiring additional capacity through power purchase contracts or the MISO capacity auction.
Montana-Dakota has major interconnections with its neighboring utilities and considers these interconnections adequate for coordinated planning, emergency assistance, exchange of capacity and energy and power supply reliability.
Montana-Dakota is subject to competition resulting from customer demands, technological advances and other factors in certain areas, from rural electric cooperatives, on-site generators, co-generators and municipally owned systems. In addition, competition in varying degrees exists between electricity and alternative forms of energy such as natural gas.
Regulatory Matters and Revenues Subject to Refund In North Dakota, Montana, South Dakota and Wyoming, there are various recurring mechanisms with annual true-ups that can impact Montana-Dakota's results of operations, which also reflect monthly increases or decreases in electric fuel and purchased power costs (including demand charges). Montana-Dakota is deferring those electric fuel and purchased power costs that are greater or less than amounts presently being recovered through its existing rate schedules. Examples of these recurring mechanisms include: monthly Fuel and Purchased Power Tracking Adjustments, a fuel adjustment clause and an annual Electric Power Supply Cost Adjustment. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments which are filed annually. Montana-Dakota's results of operations reflect 95 percent of the increases or decreases from the base purchased power costs and in addition also reflects 85 percent of the increases or decreases from the base coal price, which is also recovered through the Electric Power Supply Cost Adjustment in Wyoming. For more information on regulatory assets and liabilities, see Item 8 - Note 7.
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
In Montana, Montana-Dakota recovers in rates, through a tracking mechanism, its allocated share of Montana property-related taxes assessed to electric operations on an after-tax basis.
For more information on regulatory matters, see Item 8 - Note 19.
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
Montana-Dakota's electric generating facilities have Title V Operating Permits, under the Clean Air Act, issued by the states in which they operate. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. The Title V Operating Permit renewal application for Coyote Station was submitted timely to the North Dakota Department of Health in September 2017, with the permit issuance date not specified at this time. Wygen III is allowed to operate under the facility's construction permit until the Title V Operating Permit is issued by the Wyoming Department of Environmental Quality. The Title V Operating Permit application for Wygen III was submitted timely in January 2011, with the permit issuance date not specified at this time. The Title V Operating Permit renewal application for Heskett Station was submitted timely in June 2019 to the North Dakota Department of Environmental Quality with the permit expected to be issued in 2020. The Title V Operating Permit renewal application for Lewis & Clark

12 MDU Resources Group, Inc. Form 10-K

Part I

Station was submitted timely in December 2019 to the Montana Department of Environmental Quality with the permit expected to be issued in 2020.
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
Montana-Dakota incurred $5.5 million of environmental capital expenditures in 2019, mainly for an embankment stabilization project at Lewis & Clark Station and coal ash management projects at Big Stone Station and Coyote Station. Environmental capital expenditures are estimated to be $700,000, $1.1 million and $3.3 million in 2020, 2021 and 2022, respectively, for various environmental projects, including coal ash impoundment closure project at Lewis & Clark Station. Montana-Dakota's capital and operational expenditures could also be affected by future environmental requirements, such as regional haze emissions reductions. For more information, see Item 1A - Risk Factors.
Natural Gas Distribution
General The Company's natural gas distribution segment is operated through its wholly owned subsidiary, MDU Energy Capital, which consists of operations from Montana-Dakota, Cascade and Intermountain. These companies sell natural gas at retail, serving 977,468 residential, commercial and industrial customers in 337 communities and adjacent rural areas across eight states as of December 31, 2019. They also provide natural gas transportation services to certain customers on the Company's systems. For more information on the retail customer classes served, see the table below. These services are provided through distribution systems aggregating approximately 20,300 miles. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to protect their service areas and seek renewal of all expiring franchises. At December 31, 2019, the natural gas distribution operations' net natural gas distribution plant investment was $1.8 billion and its rate base was $1.2 billion.
The retail customers served and respective revenues by class for the natural gas distribution operations were as follows:

	2019		2018		2017
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	868,821	$479,673	850,595	$464,697	833,255	$477,699
Commercial	107,741	293,201	106,297	279,566	104,795	283,899
Industrial	906	26,570	835	24,555	817	24,030
	977,468	$799,444	957,727	$768,818	938,867	$785,628
Transportation and other revenues for the natural gas distribution operations were $65.8 million, $54.4 million and $62.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The percentage of the natural gas distribution operations' retail sales revenues by jurisdiction was as follows:

	2019	2018	2017
Idaho	29%	30%	33%
Washington	28%	26%	26%
North Dakota	15%	15%	13%
Montana	9%	9%	9%
Oregon	8%	8%	8%
South Dakota	6%	7%	6%
Minnesota	3%	3%	3%
Wyoming	2%	2%	2%

MDU Resources Group, Inc. Form 10-K 13

Part I

The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain security issuances.
System Supply, System Demand and Competition The natural gas distribution operations serve retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of Idaho, Minnesota, Montana, North Dakota, Oregon, South Dakota, Washington and Wyoming. These markets are highly seasonal and sales volumes depend largely on the weather, the effects of which are mitigated in certain jurisdictions by a weather normalization mechanism discussed later in Regulatory Matters. Additionally, the average customer consumption has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. In addition to the residential and commercial sales, the utilities transport natural gas for larger commercial and industrial customers who purchase their own supply of natural gas.
Competition resulting from customer demands, technological advances and other factors exists between natural gas and other fuels and forms of energy. The natural gas distribution operations have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial loads. These services have enhanced the natural gas distribution operations' competitive posture with alternative fuels, although certain customers have bypassed the distribution systems by directly accessing transmission pipelines within close proximity. These bypasses did not have a material effect on results of operations.
The natural gas distribution operations and various distribution transportation customers obtain their system requirements directly from producers, processors and marketers. The Company's purchased natural gas is supplied by a portfolio of contracts specifying market-based pricing and is transported under transportation agreements with WBI Energy Transmission, Northern Border Pipeline Company, Northwest Pipeline LLC, South Dakota Intrastate Pipeline, Northern Natural Gas, Gas Transmission Northwest LLC, Northwestern Energy, Viking Gas Transmission Company, Enbridge Westcoast Pipeline, Inc., Ruby Pipeline LLC, Foothills Pipe Lines Ltd. and NOVA Gas Transmission Ltd. The natural gas distribution operations have contracts for storage services to provide gas supply during the winter heating season and to meet peak day demand with various storage providers, including WBI Energy Transmission, Dominion Energy Questar Pipeline, LLC, Northwest Pipeline LLC, Northwest Natural Gas Company and Northern Natural Gas. In addition, certain of the operations have entered into natural gas supply management agreements with various parties. Demand for natural gas, which is a widely traded commodity, has historically been sensitive to seasonal heating and industrial load requirements, as well as changes in market price. The natural gas distribution operations believe that, based on current and projected domestic and regional supplies of natural gas and the pipeline transmission network currently available through their suppliers and pipeline service providers, supplies are adequate to meet their system natural gas requirements for the next decade.
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
In Montana, Montana-Dakota recovers in rates, through a tracking mechanism, its allocated share of Montana property-related taxes assessed to natural gas operations on an after-tax basis.
In Minnesota and Washington, Great Plains and Cascade recover in rates, through a cost recovery tracking mechanism, qualifying capital investments related to the safety and integrity of its pipeline system.
On December 28, 2015, the OPUC approved an extension of Cascade's decoupling mechanism until January 1, 2020, with an agreement that Cascade would initiate a review of the mechanism by September 30, 2019. Cascade also has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the OPUC. Cascade initiated the required review by September 30, 2019, which resulted in a slight modification to the mechanism. The decoupling mechanism was approved to continue until January 1, 2025, with a review to be initiated by September 30, 2024.
On July 7, 2016, the WUTC approved a full decoupling mechanism where Cascade is allowed recovery of an average revenue per customer regardless of actual consumption. The mechanism also includes an earnings sharing component if Cascade earns beyond its authorized return. The decoupling mechanism will be reviewed in 2020.
On December 22, 2016, the MNPUC approved a request by Great Plains to implement a full revenue decoupling mechanism pilot project for three years. The decoupling mechanism will reflect the period January 1 through December 31. Great Plains requested approval to extend the initial pilot period through 2020 with a final determination to be made as part of its pending rate case.

14 MDU Resources Group, Inc. Form 10-K

Part I

For more information on regulatory matters, see Item 8 - Note 19.
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
The natural gas distribution operations did not incur any material environmental expenditures in 2019. Except as to what may be ultimately determined with regard to the issues described in the following paragraph, the natural gas distribution operations do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2022.
Montana-Dakota has ties to six historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Montana-Dakota is investigating possible soil and groundwater impacts due to the operation of two of these former manufactured gas plant sites. To the extent not covered by insurance, Montana-Dakota may seek recovery in its natural gas rates charged to customers for certain investigation and remediation costs incurred for these sites. Cascade has ties to nine historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Cascade is involved in the investigation and remediation of three of these manufactured gas plants in Washington and Oregon. To the extent not covered by insurance, Cascade will seek recovery of investigation and remediation costs through its natural gas rates charged to customers.
See Item 8 - Note 20 for further discussion of certain manufactured gas plant sites.
Pipeline and Midstream
General WBI Energy owns and operates both regulated and nonregulated businesses. The regulated business of this segment, WBI Energy Transmission, owns and operates approximately 4,000 miles of natural gas transmission, gathering and storage lines in Minnesota, Montana, North Dakota, South Dakota and Wyoming. WBI Energy Transmission's underground storage fields in Montana and Wyoming provide storage services to local distribution companies, industrial customers, natural gas marketers and others, and serve to enhance system reliability. Its system is strategically located near four natural gas producing basins, making natural gas supplies available to its transportation and storage customers. The system has 13 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters, and at December 31, 2019, its net plant investment was $519.3 million.
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
System Supply, System Demand and Competition Natural gas supplies emanate from traditional and nontraditional production activities in the region from both on-system and off-system supply sources. Incremental supply from nontraditional sources, such as the Bakken area in Montana and North Dakota, have helped offset declines in traditional regional supply sources and supports WBI Energy Transmission's transportation and storage services. In addition, off-system supply sources are available through the Company's interconnections with other pipeline systems. WBI Energy Transmission continues to look for opportunities to increase transportation and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide substantial future benefits.
WBI Energy Transmission's underground natural gas storage facilities have a certificated storage capacity of approximately 353 Bcf, including 194 Bcf of working gas capacity, 84 Bcf of cushion gas and 75 Bcf of native gas. These storage facilities enable customers to purchase natural gas throughout the year and meet winter peak requirements.

MDU Resources Group, Inc. Form 10-K 15

Part I

WBI Energy Transmission competes with several pipelines for its customers' transportation, storage and gathering business and at times may discount rates in an effort to retain market share. However, the strategic location of its system near four natural gas producing basins and the availability of underground storage and gathering services, along with interconnections with other pipelines, serve to enhance its competitive position.
Although certain of WBI Energy Transmission's firm customers, including its largest firm customer Montana-Dakota, serve relatively secure residential, commercial and industrial end-users, they generally all have some price-sensitive end-users that could switch to alternate fuels.
WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for 2019 represented 27 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2022. In addition, Montana-Dakota has contracts, expiring in July 2035, with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.
The nonregulated business competes for existing customers in the areas in which it operates. Its focus on customer service and the variety of services it offers serve to enhance its competitive position.
Environmental Matters The pipeline and midstream operations are subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations.
Administration of certain provisions of federal environmental laws has been delegated to the states where WBI Energy and its subsidiaries operate. Administering agencies may issue permits with varying terms and operational compliance conditions. Permits are renewed and modified, as necessary, based on defined permit expiration dates, operational demand, facility upgrades or modifications, and/or regulatory changes. The Company believes it is in substantial compliance with these regulations.
Detailed environmental assessments and/or environmental impact statements as required by the National Environmental Policy Act are included in the FERC's environmental review process for both the construction and abandonment of WBI Energy Transmission's natural gas transmission pipelines, compressor stations and storage facilities.
The pipeline and midstream operations did not incur any material environmental expenditures in 2019 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2022.
Construction Materials and Contracting
General Knife River operates construction materials and contracting businesses headquartered in Alaska, California, Hawaii, Idaho, Iowa, Minnesota, Montana, North Dakota, Oregon, South Dakota, Texas, Washington and Wyoming. Knife River mines, processes and sells construction aggregates (crushed stone, sand and gravel); produces and sells asphalt mix; and supplies ready-mixed concrete. These products are used in most types of construction, performed by Knife River and other companies, including roads, freeways and bridges, as well as homes, schools, shopping centers, office buildings and industrial parks. Knife River focuses on vertical integration of its contracting services with its construction materials to support the aggregate based product lines including aggregate placement, asphalt and concrete paving, and site development and grading. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services.
During 2019, Knife River purchased additional aggregate deposits in Texas and received a permit to construct a rock crushing plant at the quarry. Knife River also completed two business combinations of ready-mixed concrete suppliers headquartered in Idaho and Oregon. For more information on business combinations, see Item 8 - Note 3.
Knife River's backlog was approximately $693 million, $706 million and $486 million at December 31, 2019, 2018 and 2017, respectively. Backlog increases with awards of new contracts and decreases as work is performed on existing contracts. Knife River expects to complete a significant amount of the backlog at December 31, 2019, during the next 12 months. For more information on backlog including the timing of revenue recognition, see Item 8 - Note 2.
Knife River's backlog is comprised of the anticipated revenues from the uncompleted portion of services to be performed under job-specific contracts. A project is included in backlog when a contract is awarded and agreement on contract terms has been reached. However, backlog does not contain contracts for time and material projects that a fixed amount cannot be determined. Backlog is comprised of: (a) original contract amounts, (b) change orders approved by customers and (c) claims made against customers, which are determined to have a legal basis under existing contractual arrangements, and the amount for which recovery is considered to be probable. Such claim amounts were immaterial for all periods presented. Backlog may be subject to delay, default or cancellation at the election of the customers. Historically, cancellations have not had a materially adverse effect on backlog. Due to the nature of its contractual arrangements,

16 MDU Resources Group, Inc. Form 10-K

Part I

in many instances Knife River's customers are not committed to the specific volumes of services to be purchased under a contract, but rather Knife River is committed to perform these services if and to the extent requested by the customer. Therefore, there can be no assurance as to the customers' requirements during a particular period or that such estimates, or backlog estimates in general, at any point in time are predictive of future revenues.
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
Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 978 million tons of the 1.1 billion tons of aggregate reserves are permitted reserves. The remaining reserves are on properties that are expected to be permitted for mining under current regulatory requirements. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The years remaining were calculated by dividing remaining reserves by the three-year average sales, including estimated sales from acquired reserves prior to acquisition, from 2017 through 2019. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

MDU Resources Group, Inc. Form 10-K 17

Part I

The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease as of December 31, 2019, and sales for the years ended December 31, 2019, 2018 and 2017:

	Number of Sites (Crushed Stone)		Number of Sites (Sand & Gravel)		Tons Sold (000's)			Estimated Reserves (000's tons)	Lease Expiration	Reserve Life (years)
Production Area	owned	leased	owned	leased	2019	2018	2017
Anchorage, AK	—	—	1	—	868	725	1,425	15,179	N/A	15
Hawaii	—	6	—	—	1,680	1,734	1,614	47,979	2020-2064	29
Northern CA	—	—	8	1	1,901	1,798	1,785	40,768	2028	22
Southern CA	—	2	—	—	292	356	55	90,910	2035	Over 100
Portland, OR	2	4	5	3	4,868	5,402	4,694	204,583	2025-2055	41
Eugene, OR	3	4	6	—	1,205	743	633	158,558	2021-2049	Over 100
Central OR/WA/ID	—	1	9	2	2,700	2,362	2,160	85,181	2028-2077	35
Southwest OR	5	5	10	6	1,932	2,395	2,367	107,098	2020-2053	48
Central MT	—	—	3	1	822	1,081	1,065	14,417	2023	15
Northwest MT	—	—	9	1	2,084	1,965	1,745	61,098	2020	32
Wyoming	—	—	—	2	837	626	613	8,762	2020-2026	13
Central MN	1	1	41	7	3,477	2,890	2,773	62,381	2020-2028	20	*
Northern MN	2	—	14	2	330	369	270	20,555	2020-2021	64
ND/SD	1	—	2	29	3,747	1,506	1,100	70,921	2020-2031	33	*
Texas	1	2	4	—	1,378	1,094	1,192	65,796	2022-2029	54
Sales from other sources					4,193	4,749	4,722
					32,314	29,795	28,213	1,054,186

*	Includes estimate of three-year average sales for acquired reserves.

The 1.1 billion tons of estimated aggregate reserves at December 31, 2019, are comprised of 572 million tons on properties that are owned and 482 million tons that are leased. Approximately 38 percent of the tons under lease have lease expiration dates of 20 years or more. The weighted average years remaining on all leases containing estimated probable aggregate reserves is approximately 21 years, including options for renewal that are at Knife River's discretion. Based on a three-year average of sales from 2017 through 2019 of leased reserves, the average time necessary to produce remaining aggregate reserves from such leases is approximately 43 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on Knife River's experience, that leases will be renewed to allow sufficient time to fully recover these reserves.
The changes in Knife River's aggregate reserves for the years ended December 31 were as follows:

	2019	2018	2017
		(000's of tons)
Aggregate reserves:
Beginning of year	1,014,431	965,036	989,084
Acquisitions (a)	71,157	81,004	2,726
Sales volumes (b)	(28,121)	(25,046)	(23,491)
Other (c)	(3,281)	(6,563)	(3,283)
End of year	1,054,186	1,014,431	965,036

(a)	Includes reserves from acquisitions of businesses.

(b)	Excludes sales from other sources.

(c)	Includes property sales, revisions of previous estimates and expiring leases.

Environmental Matters Knife River's construction materials and contracting operations are subject to regulation customary for such operations, including federal, state and local environmental compliance and reclamation regulations. Except as to the issues described later, Knife River believes it is in substantial compliance with these regulations. Individual permits applicable to Knife River's various operations are managed and tracked as they relate to the statuses of the application, modification, renewal, compliance and reporting procedures.
Knife River's asphalt and ready-mixed concrete manufacturing plants and aggregate processing plants are subject to the Clean Air Act and the Clean Water Act requirements for controlling air emissions and water discharges. Some mining and construction activities are also subject to these laws. In most of the states where Knife River operates, these regulatory programs have been delegated to state and local regulatory authorities. Knife River's facilities are also subject to the RCRA as it applies to the management of hazardous wastes and

18 MDU Resources Group, Inc. Form 10-K

Part I

underground storage tank systems. These programs have generally been delegated to the state and local authorities in the states where Knife River operates. Knife River's facilities must comply with requirements for managing wastes and underground storage tank systems.
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
Provisions for public hearings and public comments are usually included in land use permit application review procedures in the counties where Knife River operates. After considering environmental, mine plan and reclamation information provided by the permittee, as well as comments from the public and other regulatory agencies, the local authority approves or denies the permit application. Denial is rare, but land use permits often include conditions that must be addressed by the permittee. Conditions may include property line setbacks, reclamation requirements, environmental monitoring and reporting, operating hour restrictions, financial guarantees for reclamation, and other requirements intended to protect the environment or address concerns submitted by the public or other regulatory agencies.
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
Knife River did not incur any material environmental expenditures in 2019 and, except as to what may be ultimately determined with regard to the issues described in the following paragraph, Knife River does not expect to incur any material expenditures related to environmental compliance with current laws and regulations through 2022.
In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of a commercial property site, acquired by Knife River - Northwest in 1999, and part of the Portland, Oregon, Harbor Superfund Site. For more information, see Item 8 - Note 20.
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

MDU Resources Group, Inc. Form 10-K 19

Part I

specialty contracting services are provided to utilities and large manufacturing, commercial, industrial, institutional and government customers.
During 2019, MDU Construction Services purchased the assets of an electrical construction company in Redmond, Washington. For more information on business combinations, see Item 8 - Note 3.
Construction and maintenance crews are active year round. However, activity in certain locations may be seasonal in nature due to the effects of weather. MDU Construction Services works with the National Electrical Contractors Association, the IBEW and other trade associations on hiring and recruiting a qualified workforce.
MDU Construction Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2019, MDU Construction Services owned or leased facilities in 16 states. This space is used for offices, equipment yards, manufacturing, warehousing, storage and vehicle shops.
MDU Construction Services’ backlog at December 31 was as follows:

	2019	2018	2017
	(In millions)
Inside specialty contracting	$908	$814	$625
Outside specialty contracting	236	125	83
	$1,144	$939	$708
The increase in backlog at December 31, 2019, compared to backlog at December 31, 2018, was largely attributable to the new project opportunities that MDU Construction Services continues to be awarded across its diverse operations, particularly inside specialty electrical and mechanical contracting in the hospitality, high-tech, mission critical and public industries. MDU Construction Services' outside power, communications and natural gas specialty contracting also have a high volume of available work. Backlog increases with awards of new contracts and decreases as work is performed on existing contracts. MDU Construction Services expects to complete a significant amount of the backlog at December 31, 2019, during the next 12 months. Additionally, MDU Construction Services continues to further evaluate potential business combination opportunities that would be accretive to its business and grow its backlog. For more information on backlog including the timing of revenue recognition, see Item 8 - Note 2.
MDU Construction Services’ backlog is comprised of the anticipated revenues from the uncompleted portion of services to be performed under job-specific contracts. A project is included in backlog when a contract is awarded and agreement on contract terms has been reached. However, backlog does not contain contracts for time and material projects that a fixed amount cannot be determined. Backlog is comprised of: (a) original contract amounts, (b) change orders approved by customers, (c) change orders expected to receive confirmation in the ordinary course of business and (d) claims made against customers, which are determined to have a legal basis under existing contractual arrangements, and the amount for which recovery is considered to be probable. Such claim amounts were immaterial for all periods presented. Backlog may be subject to delay, default or cancellation at the election of the customers. Historically, cancellations have not had a material adverse effect on backlog. Due to the nature of its contractual arrangements, in many instances MDU Construction Services' customers are not committed to the specific volumes of services to be purchased under a contract, but rather MDU Construction Services is committed to perform these services if and to the extent requested by the customer. Therefore, there can be no assurance as to the customers' requirements during a particular period or that such estimates, or backlog estimates in general, at any point in time are predictive of future revenues.
Competition MDU Construction Services operates in a highly competitive business environment. Most of MDU Construction Services' work is obtained on the basis of competitive bids or by negotiation of either cost-plus or fixed-price contracts. MDU Construction Services expects bidding activity to remain strong for both inside and outside specialty construction companies in 2020. The workforce and equipment are highly mobile, providing greater flexibility in the size and location of MDU Construction Services' market area. Competition is based primarily on price and reputation for quality, safety and reliability. The size and location of the services provided, as well as the state of the economy, will be factors in the number of competitors that MDU Construction Services will encounter on any particular project. MDU Construction Services believes that the diversification of the services it provides, the markets it serves throughout the United States and the quality and management of its workforce will enable it to effectively operate in this competitive environment.
Utilities and independent contractors represent the largest customer base for this segment. Accordingly, utility and subcontract work accounts for a significant portion of the work performed by MDU Construction Services and the amount of construction contracts is

20 MDU Resources Group, Inc. Form 10-K

Part I

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
MDU Construction Services did not incur any material environmental expenditures in 2019 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2022.
Item 1A. Risk Factors
The Company's business and financial results are subject to a number of risks and uncertainties, including those set forth below and in other documents filed with the SEC. The factors and other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document. If any of the risks described below actually occur, the Company's business, prospects, financial condition or financial results could be materially harmed.
Economic Risks
The Company is subject to government regulations that may have a negative impact on its business and its results of operations and cash flows. Statutory and regulatory requirements also may limit another party's ability to acquire the Company or impose conditions on an acquisition of or by the Company.
The Company's electric and natural gas transmission and distribution businesses are subject to comprehensive regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return and recovery of investments and costs, financing, rate structures, customer service, health care coverage and costs, taxes, franchises; recovery of purchased power and purchased natural gas costs; and construction and siting of generation and transmission facilities. These governmental regulations significantly influence the Company's operating environment and may affect its ability to recover costs from its customers. The Company is unable to predict the impact on operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company's results of operations and cash flows.
There can be no assurance that applicable regulatory commissions will determine that the Company's electric and natural gas transmission and distribution businesses' costs have been prudent, which could result in disallowance of costs. Also, the regulatory process for approving rates for these businesses may not allow for timely and full recovery of the costs of providing services or a return on the Company's invested capital. Changes in regulatory requirements or operating conditions may require early retirement of certain assets. While regulation typically provides relief for these types of retirements, there is no assurance regulators will allow full recovery of all remaining costs, which could leave stranded asset costs. Rising fuel costs could increase the risk that the utility businesses will not be able to fully recover those fuel costs from customers.
Approval from federal and state regulatory agencies would be needed for acquisition of the Company, as well as for certain acquisitions by the Company. The approval process could be lengthy and the outcome uncertain, which may deter potential acquirers from approaching the Company or impact the Company's ability to pursue acquisitions.
Economic volatility affects the Company's operations, as well as the demand for its products and services.
Unfavorable economic conditions can negatively affect the level of public and private expenditures on projects and the timing of these projects which, in turn, can negatively affect demand for the Company's products and services, primarily at the Company's construction businesses. The level of demand for construction products and services could be adversely impacted by the economic conditions in the industries the Company serves, as well as in the general economy. State and federal budget issues affect the funding available for infrastructure spending.
Economic conditions and population growth affect the electric and natural gas distribution businesses' growth in service territory, customer base and usage demand. Economic volatility in the markets served, along with economic conditions such as increased unemployment, which

MDU Resources Group, Inc. Form 10-K 21

Part I

could impact the ability of the Company's customers to make payments, could adversely affect the Company's results of operations, cash flows and asset values. Further, any material decreases in customers' energy demand, for economic or other reasons, could have a material adverse impact on the Company's earnings and results of operations.
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
A disruption of the regional electric transmission grid or interstate natural gas infrastructure could negatively impact the Company's business and reputation. Because the Company's electric and natural gas utility and pipeline systems are part of larger interconnecting systems, a disruption could result in a significant decrease in revenues and system repair costs, which could have a material impact on the Company's financial position, results of operations and cash flows.
The Company is subject to capital market and interest rate risks.
The Company's operations, particularly its electric and natural gas transmission and distribution businesses, require significant capital investment. Consequently, the Company relies on financing sources and capital markets as sources of liquidity for capital requirements not satisfied by its cash flows from operations. If the Company is not able to access capital at competitive rates, including through its current "at-the-market" offering program, the ability to implement its business plans, make capital expenditures or pursue acquisitions that the Company would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect the Company's ability to access one or more financial markets. Such disruptions could include:

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
The Company has pension and postretirement defined benefit plans for some of its employees and former employees. Assumptions regarding future costs, returns on investments, interest rates and other actuarial assumptions have a significant impact on the funding requirements and expense recorded relating to these plans. Adverse changes in economic indicators, such as consumer spending, inflation data, interest rate changes, political developments and threats of terrorism, among other things, can create volatility in the financial markets which could change these assumptions and negatively affect the value of assets held in the Company's pension and other postretirement benefit plans and may increase the amount and accelerate the timing of required funding contributions for those plans.
Significant changes in energy prices could negatively affect the Company's businesses.
Fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; supplies of domestic and foreign oil, NGL and natural gas; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. Prolonged depressed prices for oil, NGL and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's pipeline and midstream business.
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

22 MDU Resources Group, Inc. Form 10-K

Part I

products and related contracting services. Low commodity prices could have a positive impact on sales but could negatively impact oil and natural gas production activities and subsequently the Company's pipeline and construction revenues in energy producing states in which the Company operates.
Reductions in the Company's credit ratings could increase financing costs.
There is no assurance the Company's current credit ratings, or those of its subsidiaries, will remain in effect or that a rating will not be lowered or withdrawn by a rating agency. Events affecting the Company's financial results may impact its cash flows and credit metrics, potentially resulting in a change in the Company's credit ratings. The Company's credit ratings may also change as a result of the differing methodologies or changes in the methodologies used by the rating agencies. A downgrade in credit ratings could lead to higher borrowing costs.
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
Changes to federal, state and local tax laws have the ability to benefit or adversely affect the Company's earnings and customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. Changes to the value of various tax credits could change the economics of resources and the resource selection for the electric generation business. Regulation incorporates changes in tax law into the rate-setting process for the regulated energy delivery businesses and therefore could create timing delays before the impact of changes are realized.
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
The Company’s energy delivery infrastructure is aging, which increases certain risks, including breakdown or failure of equipment, pipeline leaks and fires developing from power lines. Aging infrastructure is more prone to failure which increases maintenance costs, unplanned outages and the need to replace facilities. Even if properly maintained, reliability may ultimately deteriorate and negatively affect the Company’s ability to serve its customers, which could result in increased costs associated with regulatory oversight. The costs associated with maintaining the aging infrastructure and capital expenditures for new or replacement infrastructure could cause rate volatility and/or regulatory lag in some jurisdictions. If, at the end of its life, the investment costs of a facility have not been fully recovered the Company may be adversely affected if commissions do not allow such costs to be recovered in rates. Such impacts of an aging infrastructure could have a material adverse effect on the Company’s results of operations and cash flows.
Additionally, hazards from aging infrastructure could result in serious injury, loss of human life, significant damage to property, environmental impacts, and impairment of operations, which in turn could lead to substantial losses. The location of facilities near populated areas, including residential areas, business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. A major incident involving another natural gas system could lead to additional capital expenditures, increased regulation, and fines and penalties on natural gas utilities. The occurrence of any of these events could adversely affect the Company’s results of operations, financial position, and cash flows.

MDU Resources Group, Inc. Form 10-K 23

Part I

The Company's utility and pipeline operations are subject to planning risks.
Most electric and natural gas utility investments, including natural gas transmission pipeline investments, are made with the intent of being used for decades. In particular, electric transmission and generation resources are planned well in advance of when they are placed into service based upon resource plans using assumptions over the planning horizon; including sales growth, commodity prices, equipment and construction costs, regulatory treatment, available technology and public policy. Public policy changes and technology advancements related to areas such as energy efficient appliances and buildings, renewable and distributive electric generation and storage, carbon dioxide emissions, electric vehicle penetration, and natural gas availability and cost may significantly impact the planning assumptions. Changes in critical planning assumptions may result in excess generation, transmission and distribution resources creating increased per customer costs and downward pressure on load growth. These changes could also result in a stranded investment if the Company is unable to fully recover the costs of its investments.
The regulatory approval, permitting, construction, startup and/or operation of pipelines, power generation and transmission facilities, and aggregate reserves may involve unanticipated events, delays and unrecoverable costs.
The construction, startup and operation of natural gas pipelines and electric power generation and transmission facilities involve many risks, which may include delays; breakdown or failure of equipment; inability to obtain required governmental permits and approvals; inability to obtain or renew easements; public opposition; inability to complete financing; inability to negotiate acceptable equipment acquisition, construction, fuel supply, off-take, transmission, transportation or other material agreements; changes in markets and market prices for power; cost increases and overruns; the risk of performance below expected levels of output or efficiency; and the inability to obtain full cost recovery in regulated rates. Additionally, in a number of states in which the Company operates, it can be difficult to permit new aggregate sites or expand existing aggregate sites due to community resistance. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.
Operating or other costs required to comply with current or potential pipeline safety regulations and potential new regulations under various agencies could be significant. The regulations require verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of certain lines. Increased emphasis on pipeline safety and increased regulatory scrutiny may result in penalties and higher costs of operations. If these costs are not fully recoverable from customers, they could have a material adverse effect on the Company’s results of operations and cash flows.
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
Severe weather events, such as tornadoes, rain, ice and snowstorms and high and low temperature extremes, occur in regions in which the Company operates and maintains infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks to the Company. Such risks could have an adverse effect on the Company's financial condition, results of operations and cash flows.
Severe weather events may damage or disrupt the Company's electric and natural gas transmission and distribution facilities, which could increase costs to repair facilities and restore service to customers. The cost of providing service could increase to the extent the frequency of severe weather events increases because of climate change or otherwise. The Company may not recover all costs related to mitigating these physical risks.
Severe weather may result in disruptions to the pipeline and midstream business's natural gas supply and transportation systems, and potentially increase the cost of gas and the natural gas utility's ability to procure gas to meet customer demand. These changes could result in increased maintenance and capital costs, disruption of service, regulatory actions and lower customer satisfaction.
Increases in severe weather conditions or extreme temperature may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs at the construction materials and

24 MDU Resources Group, Inc. Form 10-K

Part I

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
The insurance industry has also been adversely affected by severe weather events which may impact the availability of insurance coverage, insurance premiums and insurance policy terms.
The Company may also be subject to litigation related to climate change. Costs of such litigation could be significant, and an adverse outcome could require substantial capital expenditures, changes in operations and possible payment of penalties or damages, which could affect the Company's results of operations and cash flows if the costs are not recoverable in rates.
The price of energy also has an impact on the economic health of communities. The cost of additional regulatory requirements to combat climate change, such as regulation of carbon dioxide emissions under the Clean Air Act, or other environmental regulation or taxes could impact the availability of goods and the prices charged by suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect the Company's ability to access capital markets or cause less than ideal terms and conditions.
The Company's operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.
The Company is subject to environmental laws and regulations affecting many aspects of its operations, including air and water quality, wastewater discharge, the generation, transmission and disposal of solid waste and hazardous substances, aggregate permitting and other environmental considerations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create compliance, remediation, containment, monitoring and reporting obligations, particularly relating to electric generation, permitting and environmental compliance for construction material facilities, natural gas gathering, and transmission and storage operations. Environmental laws and regulations can also require the Company to install pollution control equipment at its facilities, clean up spills and other contamination and correct environmental hazards, including payment of all or part of the cost to remediate sites where the Company's past activities, or the activities of other parties, caused environmental contamination. These laws and regulations generally require the Company to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals and may cause the Company to shut down existing facilities due to difficulties in assuring compliance or where the cost of compliance makes operation of the facilities no longer economical. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret the Company's legal or regulatory requirements differently and seek injunctive relief or other remedies against the Company. The Company cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
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

MDU Resources Group, Inc. Form 10-K 25

Part I

Initiatives related to global climate change and to reduce GHG emissions could adversely impact the Company's operation, costs of or access to capital and impact or limit business plans.
Concern that GHG emissions are contributing to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The Company’s primary GHG emission is carbon dioxide from fossil fuels combustion at Montana-Dakota's electric generating facilities, particularly its coal-fired facilities. Approximately 46 percent of Montana-Dakota's owned generating capacity and approximately 73 percent of the electricity it generated in 2019 was from coal-fired facilities.
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
There have also been recent efforts to influence the investment community to discourage investment in equity and debt securities of companies engaged in fossil fuel related business and pressuring lenders to limit funding to such companies. Additionally, some insurance carriers have indicated an unwillingness to insure assets and operations related to certain fossil fuels. Although the Company has not experienced difficulties in accessing the capital markets or insurance; such efforts, if successfully directed at the Company, could increase the costs of or access to capital and interfere with its business operations and ability to make capital expenditures.
Other Risks
The Company's various businesses are seasonal and subject to weather conditions that can adversely affect the Company's operations, revenues and cash flows.
The Company's results of operations can be affected by changes in the weather. Weather conditions influence the demand for electricity and natural gas and affect the price of energy commodities. Utility operations have historically generated lower revenues when weather conditions are cooler than normal in the summer and warmer than normal in the winter particularly in jurisdictions that do not have weather normalization mechanisms in place. Where weather normalization mechanisms are in place, there is no assurance the Company will continue to receive such regulatory protection from adverse weather in future rates.
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
The Company's businesses are subject to competition. Construction services' competition is based primarily on price and reputation for quality, safety and reliability. Construction materials products are marketed under highly competitive conditions and are subject to competitive forces such as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries also experience competitive pressures as a result of consumer demands, technological advances and other factors. The pipeline and midstream business competes with several pipelines for access to natural gas supplies and for transportation and storage business. New acquisition opportunities are subject to competitive bidding environments which impact prices the Company must pay to successfully acquire new properties to grow its business. The Company's failure to effectively compete could negatively affect the Company's results of operations, financial position and cash flows.

26 MDU Resources Group, Inc. Form 10-K

Part I

The Company's operations may be negatively affected if it is unable to obtain, develop and retain key personnel and skilled labor forces.
The Company must attract, develop and retain executive officers and other professional, technical and skilled labor forces with the skills and experience necessary to successfully manage, operate and grow the Company's businesses. Competition for these employees is high, and in some cases competition for these employees is on a regional or national basis. At times of low unemployment, it can be difficult for the Company to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support the Company's operating and growth strategies. Additionally, if the Company is unable to hire employees with the requisite skills, the Company may be forced to incur significant training expenses. As a result, the Company's ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect the Company's results of operations, financial position and cash flows.
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
The Company is a holding company as a result of the Holding Company Reorganization in 2019. The Company's investments in its subsidiaries comprise the Company's primary assets. The Company depends on earnings, cash flows and dividends from its subsidiaries to pay dividends on its common stock. The Company's subsidiaries are separate legal entities that have no obligation to pay any amounts due on its obligations or to make funds available to pay dividends on common stock. Regulatory, contractual and legal limitations, as well as their capital requirements, affect the ability of the subsidiaries to pay dividends to the Company and thereby could restrict or influence the Company's ability or decision to pay dividends on its common stock, which could adversely affect the Company's stock price.
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
The Company may be obligated to increase its contributions to underfunded plans that are classified as being in endangered, seriously endangered or critical status as defined by the Pension Protection Act of 2006. Plans classified as being in one of these statuses are required to adopt RPs or FIPs to improve their funded status through increased contributions, reduced benefits or a combination of the two. Based on available information, the Company believes that approximately 25 percent of the MEPPs to which it contributes are currently in endangered, seriously endangered or critical status.
The Company may also be required to increase its contributions to MEPPs if the other participating employers in such plans withdraw from the plans and are not able to contribute amounts sufficient to fund the unfunded liabilities associated with their participation in the plans. The amount and timing of any increase in the Company's required contributions to MEPPs may also depend upon one or more factors including the outcome of collective bargaining; actions taken by trustees who manage the plans; actions taken by the plans' other participating employers; the industry for which contributions are made; future determinations that additional plans reach endangered, seriously endangered or critical status; newly-enacted government laws or regulations and the actual return on assets held in the plans; among others. The Company could experience increased operating expenses as a result of required contributions to MEPPs, which could have a material adverse effect on the Company's results of operations, financial position or cash flows.
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

MDU Resources Group, Inc. Form 10-K 27

Part I

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
The Company’s accounting systems and its ability to collect information and invoice customers for products and services could also be disrupted. If the Company’s operations were disrupted, it could result in decreased revenues or remediation costs that could have a material adverse effect on the Company's results of operations and cash flows. Additionally, because electric generation and transmission systems and natural gas pipelines are part of interconnected systems with other operators’ facilities, a cyber-related disruption in another operator’s system could negatively impact the Company's business.
The Company is subject to cyber security and privacy laws and regulations of many government agencies, including FERC and NERC. NERC issues comprehensive regulations and standards surrounding the security of bulk power systems and is continually in the process of updating these requirements, as well as establishing new requirements with which the utility industry must comply. As these regulations evolve, the Company will experience increased compliance costs and be at higher risk for violating these standards. Experiencing a cybersecurity incident could cause the Company to be non-compliant with applicable laws and regulations, causing the Company to incur costs related to legal claims or proceedings and regulatory fines or penalties. FERC continues its efforts to address cybersecurity challenges facing the nation's energy infrastructure. FERC has identified five areas of focus:

•	Supply Chain/Insider Threat/Third-Party Authorized Access;

•	Industry access to timely information on threats and vulnerabilities;

•	Cloud/Managed Security Service Providers;

•	Adequacy of security controls; and

•	Internal network monitoring and detection.
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
The Company’s information systems experience on-going and often sophisticated cyber-attacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. As cyber-attacks continue to increase in frequency and sophistication, the Company may be unable to prevent all such attacks in the future. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have an adverse effect on the Company.
Other factors that could impact the Company's businesses.
The following are other factors that should be considered for a better understanding of the risks to the Company. These other factors may have a materially negative impact on the Company's financial results in future periods.

•	Acquisition, disposal and impairments of assets or facilities.

•	Changes in operation, performance and construction of plant facilities or other assets.

•	Changes in present or prospective generation.

•	The availability of economic expansion or development opportunities.

•	Population decline and demographic patterns.

•	Economic and social impacts of epidemics.

•	Market demand for, available supplies of, and/or costs of, energy- and construction-related products and services.

•	The cyclical nature of large construction projects at certain operations.

•	Unanticipated project delays or changes in project costs, including related energy costs.

•	Unanticipated changes in operating expenses or capital expenditures.

•	Labor negotiations or disputes.

28 MDU Resources Group, Inc. Form 10-K

Part I

•	Inability of the contract counterparties to meet their contractual obligations.

•	Changes in accounting principles and/or the application of such principles to the Company.

•	Changes in technology.

•	Changes in legal or regulatory proceedings.

•	Losses or costs relating to litigation.

•	The inability to effectively integrate the operations and the internal controls of acquired companies.
Item 1B. Unresolved Staff Comments
The Company has no unresolved comments with the SEC.
Item 3. Legal Proceedings
For information regarding legal proceedings required by this item, see Item 8 - Note 20, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-K, which is incorporated herein by reference.

MDU Resources Group, Inc. Form 10-K 29

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the New York Stock Exchange under the symbol "MDU."
As of December 31, 2019, the Company's common stock was held by approximately 10,700 stockholders of record.
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid quarterly dividends for more than 80 consecutive years with an increase in the payout amount for the last 29 consecutive years. The declaration and payment of dividends is at the sole discretion of the board of directors, subject to limitations imposed by the Company's credit agreements, federal and state laws, and applicable regulatory limitations. For more information on factors that may limit the Company's ability to pay dividends, see Item 8 - Note 12.
The following table includes information with respect to the Company's purchase of equity securities:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2019	—	—	—	—
November 1 through November 30, 2019	41,644	$29.16	—	—
December 1 through December 31, 2019	—	—	—	—
Total	41,644		—	—

(1)	Represents shares of common stock purchased on the open market in connection with annual stock grants made to the Company's non-employee directors.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

30 MDU Resources Group, Inc. Form 10-K

Part II

Item 6. Selected Financial Data

	2019	2018	2017	2016	2015	2014
Selected Financial Data
Operating revenues (000's):
Electric	$351,725	$335,123	$342,805	$322,356	$280,615	$277,874
Natural gas distribution	865,222	823,247	848,388	766,115	817,419	921,986
Pipeline and midstream	140,444	128,923	122,213	141,602	154,904	157,292
Construction materials and contracting	2,190,717	1,925,854	1,812,529	1,874,270	1,904,282	1,765,330
Construction services	1,849,266	1,371,453	1,367,602	1,073,272	926,427	1,119,529
Other	16,551	11,259	7,874	8,643	9,191	9,364
Intersegment eliminations	(77,149)	(64,307)	(58,060)	(57,430)	(78,786)	(136,302)
	$5,336,776	$4,531,552	$4,443,351	$4,128,828	$4,014,052	$4,115,073
Operating income (loss) (000's):
Electric	$64,039	$65,148	$79,902	$67,929	$59,915	$61,515
Natural gas distribution	69,188	72,336	84,239	66,166	54,974	68,185
Pipeline and midstream	42,796	36,128	36,004	42,864	30,218	46,500
Construction materials and contracting	179,955	141,426	143,230	178,753	148,312	87,243
Construction services	126,426	86,764	81,292	53,546	43,678	82,408
Other	(1,184)	(79)	(619)	(349)	(8,414)	(5,370)
Intersegment eliminations	—	—	—	—	(2,942)	(9,900)
	$481,220	$401,723	$424,048	$408,909	$325,741	$330,581
Earnings (loss) on common stock (000's):
Electric	$54,763	$47,000	$49,366	$42,222	$35,914	$36,731
Natural gas distribution	39,517	37,732	32,225	27,102	23,607	30,484
Pipeline and midstream	29,603	28,459	20,493	23,435	13,250	24,666
Construction materials and contracting	120,371	92,647	123,398	102,687	89,096	51,510
Construction services	92,998	64,309	53,306	33,945	23,762	54,432
Other	(2,086)	(761)	(1,422)	(3,231)	(14,941)	(7,386)
Intersegment eliminations	—	—	6,849	6,251	5,016	(6,095)
Earnings on common stock before income (loss) from discontinued operations	335,166	269,386	284,215	232,411	175,704	184,342
Income (loss) from discontinued operations, net of tax*	287	2,932	(3,783)	(300,354)	(834,080)	109,311
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	(131,691)	(35,256)	(3,895)
	$335,453	$272,318	$280,432	$63,748	$(623,120)	$297,548
Earnings per common share before discontinued operations - diluted	$1.69	$1.38	$1.45	$1.19	$.90	$.96
Discontinued operations attributable to the Company, net of tax	—	.01	(.02)	(.86)	(4.10)	.59
	$1.69	$1.39	$1.43	$.33	$(3.20)	$1.55
Common Stock Statistics
Weighted average common shares outstanding -diluted (000's)	198,626	196,150	195,687	195,618	194,986	192,587
Dividends declared per common share	$.8150	$.7950	$.7750	$.7550	$.7350	$.7150
Book value per common share	$14.21	$13.09	$12.44	$11.78	$12.83	$16.66
Market price per common share (year end)	$29.71	$23.84	$26.88	$28.77	$18.32	$23.50
Market price ratios:
Dividend payout**	48%	58%	53%	63%	82%	74%
Yield	2.8%	3.4%	2.9%	2.7%	4.1%	3.1%
Market value as a percent of book value	209.1%	182.1%	216.1%	244.2%	142.8%	141.1%

*
Reflects oil and natural gas properties noncash write-downs of $315.3 million (after tax) in 2015 and fair value impairments of assets held for sale of $157.8 million (after tax) and $475.4 million (after tax) in 2016 and 2015, respectively.

**	Based on continuing operations.

MDU Resources Group, Inc. Form 10-K 31

Part II

Item 6. Selected Financial Data (continued)

	2019	2018	2017	2016	2015	2014
General
Total assets (000's)	$7,683,059	$6,988,110	$6,334,666	$6,284,467	$6,565,154	$7,805,405
Total long-term debt (000's)	$2,243,107	$2,108,695	$1,714,853	$1,790,159	$1,796,163	$2,016,198
Capitalization ratios:
Total equity	56%	55%	59%	56%	58%	62%
Total debt	44	45	41	44	42	38
	100%	100%	100%	100%	100%	100%
Electric
Retail sales (thousand kWh)	3,314,307	3,354,401	3,306,470	3,258,537	3,316,017	3,308,358
Electric system summer and firm purchase contract ZRCs (Interconnected system)	591.3	574.5	553.1	559.7	547.3	584.0
Electric system peak demand obligation, including firm purchase contracts, planning reserve margin requirement (Interconnected system)	537.2	537.2	530.2	559.7	547.3	522.4
All-time demand peak - kW (Interconnected system)	611,542	611,542	611,542	611,542	611,542	582,083
Electricity produced (thousand kWh)	2,792,770	2,840,353	2,630,640	2,626,763	1,898,160	2,519,938
Electricity purchased (thousand kWh)	891,539	831,039	955,687	904,702	1,658,002	1,010,422
Average cost of electric fuel and purchased power per kWh	$.023	$.022	$.022	$.021	$.024	$.025
Natural Gas Distribution
Retail sales (Mdk)	123,675	112,566	112,551	99,296	95,559	104,297
Transportation sales (Mdk)	166,077	149,497	144,477	147,592	154,225	145,941
Pipeline and Midstream
Transportation (Mdk)	429,660	351,498	312,520	285,254	290,494	233,483
Gathering (Mdk)	13,900	14,882	16,064	20,049	33,441	38,372
Customer natural gas storage balance (Mdk)	16,223	13,928	22,397	26,403	16,600	14,885
Construction Materials and Contracting
Sales (000's):
Aggregates (tons)	32,314	29,795	28,213	27,580	26,959	25,827
Asphalt (tons)	6,707	6,838	6,237	7,203	6,705	6,070
Ready-mixed concrete (cubic yards)	4,123	3,518	3,548	3,655	3,592	3,460
Aggregate reserves (000's tons)	1,054,186	1,014,431	965,036	989,084	1,022,513	1,061,156

32 MDU Resources Group, Inc. Form 10-K

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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

Years ended December 31,	2019	2018	2017
	(In millions, except per share amounts)
Electric	$54.8	$47.0	$49.4
Natural gas distribution	39.5	37.7	32.2
Pipeline and midstream	29.6	28.5	20.5
Construction materials and contracting	120.4	92.6	123.4
Construction services	93.0	64.3	53.3
Other	(2.1)	(.7)	(1.5)
Intersegment eliminations	—	—	6.9
Earnings before discontinued operations	335.2	269.4	284.2
Income (loss) from discontinued operations, net of tax	.3	2.9	(3.8)
Earnings on common stock	$335.5	$272.3	$280.4
Earnings per common share - basic:
Earnings before discontinued operations	$1.69	$1.38	$1.46
Discontinued operations, net of tax	—	.01	(.02)
Earnings per common share - basic	$1.69	$1.39	$1.44
Earnings per common share - diluted:
Earnings before discontinued operations	$1.69	$1.38	$1.45
Discontinued operations, net of tax	—	.01	(.02)
Earnings per common share - diluted	$1.69	$1.39	$1.43

MDU Resources Group, Inc. Form 10-K 33

Part II

2019 compared to 2018 The Company's consolidated earnings increased $63.2 million.
Positively impacting the Company's earnings was an increase in gross margin at the construction services business, largely resulting from higher inside and outside specialty contracting workloads. Also contributing to the increase in earnings was an increase in gross margin at the construction materials and contracting business as a result of strong economic environments in certain states, as well as contributions from the businesses acquired and an increase in gains recognized on asset sales. The electric business also positively impacted earnings primarily due to approved rate relief in Montana and recovery of the investment in the BSSE project placed into service in the first quarter of 2019. Higher returns on the Company's benefit plan investments also increased earnings across all businesses. At the pipeline and midstream business, increased rates and volumes of natural gas being transported through its pipeline were mostly offset by the absence of a $4.2 million income tax benefit included in 2018, as discussed below, and higher depreciation, depletion and amortization expense.
2018 compared to 2017 The Company's consolidated earnings decreased $8.1 million.
The Company's earnings were positively impacted in 2018 as a result of the lower federal statutory tax rate, which was partially offset by the absence of a $39.5 million tax benefit recorded in the fourth quarter of 2017 for the revaluation of the business's net deferred tax liabilities. Both tax impacts were the result of the enactment of the TCJA, as further discussed in Item 8 - Note 14. Decreased earnings due to lower returns on investments also offset the lower income tax rate. Also positively impacting the Company's earnings were higher outside specialty contracting gross margins due to increased outside equipment sales and rentals at the construction services business, as well as a $4.2 million income tax benefit relating to the reversal of a regulatory liability recorded in 2017 based on a FERC final accounting order issued during the third quarter of 2018 at the pipeline and midstream business.
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
For information pertinent to various commitments and contingencies, see Item 8 - Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Item 8 - Note 16.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Items 1 and 2 - Business Properties. Both segments strive to be a top performing utility company measured by integrity, safety, employee satisfaction, customer service and shareholder return, while continuing to focus on providing safe, environmentally friendly, reliable and competitively priced energy and related services to customers. The Company is focused on cultivating organic growth while managing operating costs and continues to monitor opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To assist in the reduction of regulatory lag with the increase in investments, tracking mechanisms have been implemented in certain jurisdictions, as further discussed in Items 1 and 2 - Business Properties and Item 8 - Note 19. The Pipeline and Hazardous Materials Safety Administration recently issued additional rules to strengthen the safety of natural gas transmission and hazardous liquid pipelines. The Company is currently evaluating the first phase of the rules. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas, as well as increase costs to produce electricity and natural gas. The segments continue to invest in facility upgrades to be in compliance with the existing and future regulations.

34 MDU Resources Group, Inc. Form 10-K

Part II

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
Earnings overview - The following information summarizes the performance of the electric segment.

Years ended December 31,	2019	2018	2017
	(Dollars in millions, where applicable)
Operating revenues	$351.7	$335.1	$342.8
Electric fuel and purchased power	86.6	80.7	78.7
Taxes, other than income	.6	.7	.8
Adjusted gross margin	264.5	253.7	263.3
Operating expenses:
Operation and maintenance	125.7	123.0	122.2
Depreciation, depletion and amortization	58.7	51.0	47.7
Taxes, other than income	16.1	14.5	13.5
Total operating expenses	200.5	188.5	183.4
Operating income	64.0	65.2	79.9
Other income	3.4	1.2	3.2
Interest expense	25.3	25.9	25.4
Income before income taxes	42.1	40.5	57.7
Income taxes	(12.7)	(6.5)	7.7
Net income	54.8	47.0	50.0
Loss/dividends on preferred stock	—	—	.6
Earnings	$54.8	$47.0	$49.4
Retail sales (million kWh):
Residential	1,177.9	1,196.6	1,153.5
Commercial	1,499.9	1,513.9	1,513.1
Industrial	549.4	551.0	539.9
Other	87.1	92.9	100.0
	3,314.3	3,354.4	3,306.5
Average cost of electric fuel and purchased power per kWh	$.023	$.022	$.022
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
2019 compared to 2018 Electric earnings increased $7.8 million (17 percent) as a result of:
Adjusted gross margin: Increase of $10.8 million, primarily due to an increase in revenues. The revenue increase was driven by implemented regulatory mechanisms, which include approved Montana interim and final rates and recovery of the investment in the

MDU Resources Group, Inc. Form 10-K 35

Part II

BSSE project placed into service in the first quarter of 2019. Also contributing to the increase was the absence in 2019 of a transmission formula rate adjustment recognized in the third quarter of 2018 for decreased costs on the BSSE project. These increases were partially offset by lower retail sales volumes of 1.2 percent across all major customer classes.
Operation and maintenance: Increase of $2.7 million, primarily resulting from higher payroll-related costs, partially offset by lower material expenses across all locations.
Depreciation, depletion and amortization: Increase of $7.7 million as a result of increased property, plant and equipment balances including the BSSE project, as previously discussed, and other capital projects, as well as a reserve for certain costs related to the retirement of three aging coal-fired electric generating units, as discussed in Item 8 - Note 7, which is offset in income taxes.
Taxes, other than income: Increase of $1.6 million, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $2.2 million, largely the result of higher returns on the Company's benefit plan investments, partially offset by the write-down of a non-utility investment, as discussed in Item 8 - Note 8.
Interest expense: Decrease of $600,000 driven by higher AFUDC, which resulted in more interest being capitalized on regulated construction projects.
Income taxes: Increase in income tax benefits of $6.2 million, largely due to increased production tax credits, as well as increased excess deferred tax amortization.
2018 compared to 2017 Electric earnings decreased $2.4 million (5 percent) as a result of:
Adjusted gross margin: Decrease of $9.6 million, primarily due to lower operating revenues driven by the reserves against revenues in certain jurisdictions for anticipated refunds to customers for lower income taxes due to the enactment of TCJA and a transmission formula rate adjustment due to lower than anticipated project costs on the BSSE project recorded in the third quarter of 2018. Partially offsetting the decreases to adjusted gross margin were the absence in 2018 of reserves related to tracker balances in prior years and increased retail sales volumes of 1 percent to all major customer classes.
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
Income taxes: Decrease of $14.2 million, largely due to the enactment of the TCJA reduced corporate tax rate, reduced income before income taxes and the absence of $2.1 million of income tax expense in 2018 for the revaluation of nonutility net deferred tax assets in 2017. Partially offsetting these decreases were lower production tax credits. A portion of the reduction in income taxes are being reserved against revenues, as previously discussed, resulting in a minimal impact on overall earnings.

36 MDU Resources Group, Inc. Form 10-K

Part II

Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

Years ended December 31,	2019	2018	2017
	(Dollars in millions, where applicable)
Operating revenues	$865.2	$823.2	$848.4
Purchased natural gas sold	477.6	454.8	479.9
Taxes, other than income	30.3	28.5	30.0
Adjusted gross margin	357.3	339.9	338.5
Operating expenses:
Operation and maintenance	185.0	173.4	164.3
Depreciation, depletion and amortization	79.6	72.5	69.4
Taxes, other than income	23.5	21.7	20.5
Total operating expenses	288.1	267.6	254.2
Operating income	69.2	72.3	84.3
Other income	7.2	.2	2.0
Interest expense	35.5	30.7	31.2
Income before income taxes	40.9	41.8	55.1
Income taxes	1.4	4.1	22.8
Net income	39.5	37.7	32.3
Loss/dividends on preferred stock	—	—	.1
Earnings	$39.5	$37.7	$32.2
Volumes (MMdk)
Retail sales:
Residential	69.4	63.7	63.6
Commercial	49.1	44.4	44.3
Industrial	5.2	4.5	4.6
	123.7	112.6	112.5
Transportation sales:
Commercial	2.2	2.2	2.0
Industrial	163.9	147.3	142.5
	166.1	149.5	144.5
Total throughput	289.8	262.1	257.0
Average cost of natural gas per dk	$3.86	$4.04	$4.26
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
2019 compared to 2018 Natural gas distribution earnings increased $1.8 million (5 percent) as a result of:
Adjusted gross margin: Increase of $17.4 million, primarily driven by an increase in retail sales volumes of 9.9 percent related to all customer classes due to colder weather, partially offset by weather normalization and conservation adjustments in certain jurisdictions, and approved rate recovery in certain jurisdictions. The adjusted gross margin was also positively impacted by higher rate realization due to higher conservation revenue, which offsets the conservation expense in operation and maintenance expense.
Operation and maintenance: Increase of $11.6 million, largely related to higher payroll-related costs, as well as higher conservation expenses being recovered in revenue. The increase was partially offset by lower contract services, which includes the absence of the prior year's recognition of a non-recurring expense related to the approved WUTC general rate case settlement in the second quarter 2018.
Depreciation, depletion and amortization: Increase of $7.1 million, primarily as a result of increased property, plant and equipment balances.
Taxes, other than income: Increase of $1.8 million due to higher property taxes in certain jurisdictions and increased payroll taxes.
Other income: Increase of $7.0 million, largely resulting from higher returns on the Company's benefit plan investments and increased interest income related to higher gas costs to be collected from customers, as discussed in Item 8 - Note 19. Partially offsetting these increases was a write-down of a non-utility investment, as discussed in Item 8 - Note 8.
Interest expense: Increase of $4.8 million, largely resulting from increased debt balances to finance higher gas costs to be collected from customers, as discussed in Item 8 - Note 19.

MDU Resources Group, Inc. Form 10-K 37

Part II

Income taxes: Decrease of $2.7 million, largely due to increased permanent tax benefits related to the Company's benefit plan investments.
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
Income taxes: Decrease of $18.7 million, largely due to the enactment of the TCJA reduced corporate tax rate, as well as the absence of $4.3 million income tax expense related to the 2017 revaluation of nonutility net deferred tax assets, and reduced income before income taxes. A portion of the reduction in income taxes are being reserved against revenues or passed back to customers, as previously discussed, resulting in a minimal impact on overall earnings.
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
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in early 2021 for Lewis & Clark Station in Sidney, Montana, and in early 2022 for units 1 and 2 at Heskett Station in Mandan, North Dakota. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations. Heskett Unit 4 was included in the Company's recently submitted integrated resource plan. On August 28, 2019, the Company filed for an advanced determination of prudence with the NDPSC for Heskett Unit 4. If approved, Heskett Unit 4 is expected to be placed into service in 2023. The Company filed requests for the usage of deferred accounting for the costs related to the retirement of Lewis & Clark Station and units 1 and 2 at Heskett Station with the NDPSC on September 16, 2019, the MTPSC on November 1, 2019 and the SDPUC on November 8, 2019. The SDPUC approved the use of deferred accounting as requested on January 7, 2020.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Item 8 - Note 19.

38 MDU Resources Group, Inc. Form 10-K

Part II

Pipeline and Midstream
Strategy and challenges The pipeline and midstream segment provides natural gas transportation, gathering and underground storage services, as discussed in Items 1 and 2 - Business Properties. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of existing storage, gathering and transmission facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed and placed into service the following projects in 2019 and 2018:

•	In November 2019, Phase I of the Line Section 22 Expansion project in the Billings, Montana, area increased capacity by 14.3 MMcf per day.

•	In September 2019, the Demicks Lake project in McKenzie County, North Dakota, increased capacity by 175 MMcf per day.

•	In November 2018, the Valley Expansion project in eastern North Dakota and far western Minnesota increased capacity by 40 MMcf per day.

•
In September 2018, the Line Section 27 Expansion project in the Bakken area of northwestern North Dakota increased capacity by over 200 MMcf per day and brought the total capacity of Line Section 27 to over 600 MMcf per day.

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
The pipeline and midstream segment is subject to extensive regulation including certain operational, environmental and system integrity regulations, as well as various permit terms and operational compliance conditions. The Pipeline and Hazardous Materials Safety Administration recently issued additional rules to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The Company is currently evaluating the first phase of the rules. The segment is charged with the ongoing process of reviewing existing permits and easements, as well as securing new permits and easements as necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.
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

MDU Resources Group, Inc. Form 10-K 39

Part II

Earnings overview - The following information summarizes the performance of the pipeline and midstream segment.

Years ended December 31,	2019	2018	2017
	(Dollars in millions)
Operating revenues	$140.4	$128.9	$122.2
Operating expenses:
Operation and maintenance	63.1	62.2	56.9
Depreciation, depletion and amortization	21.2	17.9	16.8
Taxes, other than income	13.3	12.7	12.5
Total operating expenses	97.6	92.8	86.2
Operating income	42.8	36.1	36.0
Other income	1.2	1.0	1.8
Interest expense	7.2	5.9	5.0
Income before income taxes	36.8	31.2	32.8
Income taxes	7.2	2.7	12.3
Net income	$29.6	$28.5	$20.5
Transportation volumes (MMdk)	429.7	351.5	312.5
Natural gas gathering volumes (MMdk)	13.9	14.9	16.1
Customer natural gas storage balance (MMdk):
Beginning of period	13.9	22.4	26.4
Net injection (withdrawal)	2.3	(8.5)	(4.0)
End of period	16.2	13.9	22.4
2019 compared to 2018 Pipeline and midstream earnings increased $1.1 million (4 percent) as a result of:
Revenues: Increase of $11.5 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects, as previously discussed in Strategy and challenges, and increased rates effective May 1, 2019, due to the FERC rate case finalized in September 2019.
Operation and maintenance: Increase of $900,000, primarily from higher payroll-related costs and materials costs.
Depreciation, depletion and amortization: Increase of $3.3 million, primarily due to increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service, and higher depreciation rates effective May 1, 2019, due to the FERC rate case finalized in September 2019.
Taxes, other than income: Increase of $600,000 driven by higher property taxes in certain jurisdictions.
Other income: Comparable to the prior year.
Interest expense: Increase of $1.3 million, largely resulting from higher debt balances to finance organic growth projects, as previously discussed.
Income taxes: Increase of $4.5 million, primarily driven by the absence in 2019 of a $4.2 million income tax benefit, as discussed later.
2018 compared to 2017 Pipeline and midstream earnings increased $8.0 million (39 percent) as a result of:
Revenues: Increase of $6.7 million, largely attributable to increased volumes of natural gas transported through its system as a result of completed organic growth projects, as previously discussed in Strategy and challenges, and higher nonregulated project workloads, which increased revenues $4.1 million. These increases were partially offset by decreased storage-related revenues reflecting the decrease in natural gas pricing spreads, as discussed in the Outlook section.
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

40 MDU Resources Group, Inc. Form 10-K

Part II

Income taxes: Decrease of $9.6 million, primarily resulting from the lower corporate tax rate due to the enactment of the TCJA creating a reduction to income tax expense, as well as the realization of a $4.2 million income tax benefit related to the reversal of a regulatory liability recorded in 2017 based on a FERC final accounting order issued during third quarter of 2018.
Outlook The Company has continued to experience the effects of natural gas production at record levels, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the Company transporting increasing volumes of natural gas through its system. The record levels of natural gas supply have moderated the need for storage services and put downward pressure on natural gas prices and minimized pricing volatility. Both natural gas production levels and pressure on natural gas prices are expected to continue in the near term. The Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The following describes current growth projects.
The Company began construction on the Line Section 22 Expansion project in the Billings, Montana, area in May 2019. Phase I of the project was placed into service in November 2019, as previously discussed. Phase II has an expected in-service date in the first quarter of 2020 and is designed to increase capacity by 8.2 MMcf per day to serve incremental demand in Billings, Montana. The Company has signed long-term contracts supporting the project.
The Company began construction on the Demicks Lake Expansion project, located in McKenzie County, North Dakota, in November 2019. In February 2020, the Company completed and placed the project into service. The Company has signed a long-term contract supporting this project, which increased capacity by 175 MMcf per day.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. The Company's long-term customer commitments and anticipated incremental commitments with the continuing record levels of natural gas production in the Bakken region support the project at a design capacity of 350 MMcf per day. Construction is expected to begin in early 2021 with an estimated completion date late in 2021, which is dependent on regulatory and environmental permitting. On June 28, 2019, the Company filed with the FERC a request to initiate the National Environmental Policy Act pre-filing process and received FERC approval of the pre-filing request on July 3, 2019.
In December 2019, the Company entered into a purchase and sale agreement with Scout Energy Group II, LP to divest of its regulated gathering assets located in Montana and North Dakota, which includes approximately 400 miles of natural gas gathering pipelines and associated compression and ancillary facilities. On January 8, 2020, the Company filed an application with the FERC to authorize abandonment by sale of the gathering assets. The sale is expected to close in the first half of 2020 with an effective date of January 1, 2020, pending approval by the FERC.
Construction Materials and Contracting
Strategy and challenges The construction materials and contracting segment provides an integrated set of aggregate-based construction services, as discussed in Items 1 and 2 - Business Properties. The segment focuses on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities; enhancing profitability through cost containment, margin discipline and vertical integration of the segment's operations; development and recruitment of talented employees; and continued growth through organic and acquisition opportunities.
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise. The Company's acquisition activity supports this strategy.
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas that are estimated to contain a 40-year supply of high-quality aggregates. Also during 2019, the Company increased aggregate reserves by approximately 40 million tons largely due to strategic asset purchases.
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility in the cost of raw materials such as diesel fuel, gasoline, liquid asphalt, cement and steel. Although it is difficult to determine the split between inflation and supply/demand increases, diesel fuel costs remained fairly stable in

MDU Resources Group, Inc. Form 10-K 41

Part II

2019, while asphalt oil costs trended higher in 2019 as compared to 2018. Such volatility can have a negative impact on the segment's margins. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to control costs, as well as find and train a skilled workforce to meet the needs of increasing demand and seasonal work.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

Years ended December 31,	2019	2018	2017
	(Dollars in millions)
Operating revenues	$2,190.7	$1,925.9	$1,812.5
Cost of sales:
Operation and maintenance	1,798.3	1,601.7	1,500.1
Depreciation, depletion and amortization	74.3	59.0	52.5
Taxes, other than income	44.1	39.7	38.0
Total cost of sales	1,916.7	1,700.4	1,590.6
Gross margin	274.0	225.5	221.9
Selling, general and administrative expense:
Operation and maintenance	86.3	77.6	71.5
Depreciation, depletion and amortization	3.1	2.2	3.4
Taxes, other than income	4.6	4.3	3.8
Total selling, general and administrative expense	94.0	84.1	78.7
Operating income	180.0	141.4	143.2
Other income (expense)	1.6	(3.1)	.4
Interest expense	23.8	17.3	14.8
Income before income taxes	157.8	121.0	128.8
Income taxes	37.4	28.4	5.4
Net income	$120.4	$92.6	$123.4
Sales (000's):
Aggregates (tons)	32,314	29,795	28,213
Asphalt (tons)	6,707	6,838	6,237
Ready-mixed concrete (cubic yards)	4,123	3,518	3,548
2019 compared to 2018 Construction materials and contracting's earnings increased $27.8 million (30 percent) as a result of:
Revenues: Increase of $264.8 million driven by higher contracting services and material sales due to strong economic environments in certain states, as well as additional material volumes associated with the businesses acquired.
Gross margin: Increase of $48.5 million, largely resulting from higher revenues due to strong economic environments in certain states, as previously discussed, higher contracting bid margins and higher realized material prices. Also contributing to the increased gross margin was an increase in gains on asset sales in certain regions of approximately $7.5 million.
Selling, general and administrative expense: Increase of $9.9 million, primarily related to the businesses acquired and higher payroll-related costs.
Other income (expense): Increased income of $4.7 million, largely the result of higher returns on the Company's benefit plan investments.
Interest expense: Increase of $6.5 million, largely resulting from higher debt balances as a result of recent acquisitions, capital expenditures and higher average interest rates.
Income taxes: Increase of $9.0 million directly resulting from an increase in income before taxes.

42 MDU Resources Group, Inc. Form 10-K

Part II

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
Other income (expense): Decrease of $3.5 million, largely the result of lower returns on investments.
Interest expense: Increase of $2.5 million, largely resulting from higher debt balances as a result of recent acquisitions, capital expenditures and higher working capital needs.
Income taxes: Increase of $23.0 million, primarily resulting from the absence in 2018 of a $41.9 million tax benefit recorded in the fourth quarter of 2017 for the revaluation of the segment's net deferred tax liabilities. Partially offsetting this increase were lower income taxes due to the enactment of the TCJA, which reduced the corporate tax rate.
Outlook The segment's vertically integrated aggregate-based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mixed concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold primarily to construction contractors in connection with street, highway and other public infrastructure projects, as well as private commercial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public funding is, however, dependent on state and federal funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles.
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
During 2019 and 2018, the Company made strategic asset purchases and acquired businesses that support the Company's long-term strategy to expand its market presence. In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas, which augments the segment's existing operations and enhances its ability to sell aggregates to third parties in the coming years. Also, in the first quarter of 2019, the Company acquired Viesko Redi-Mix, Inc., a ready mixed concrete supplier headquartered near Salem, Oregon. In the fourth quarter of 2019, the Company acquired Roadrunner Ready Mix, Inc., a ready-mixed concrete supplier in Idaho. In the first quarter of 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business located in Spokane, Washington. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Item 8 - Note 3.
The construction materials and contracting segment had backlog at December 31, 2019, of $693 million, which was comparable to backlog at December 31, 2018, of $706 million. The Company expects to complete a significant amount of backlog at December 31, 2019, during the next 12 months.
During the second quarter of 2019, the governor of Oregon signed House Bill 3427, which creates a Corporate Activity Tax. The tax was enacted in the third quarter of 2019 and was effective for the Company on January 1, 2020. The Company expects the additional taxation will be less than $2.0 million annually at the construction materials and contracting segment, which is dependent on the level of taxable commercial activity in Oregon.
Construction Services
Strategy and challenges The construction services segment provides inside and outside specialty contracting, as discussed in Items 1 and 2 - Business Properties. The construction services segment focuses on safely executing projects; providing a superior return on investment by

MDU Resources Group, Inc. Form 10-K 43

Part II

building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; collecting on receivables; retaining, developing and recruiting talented employees; growing through organic and acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to its ability to support national customers in most of the regions in which they operate.
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
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase, possibly surpassing the supply of industry resources.
Earnings overview - The following information summarizes the performance of the construction services segment.

Years ended December 31,	2019	2018	2017
	(In millions)
Operating revenues	$1,849.3	$1,371.5	$1,367.6
Cost of sales:
Operation and maintenance	1,555.4	1,150.4	1,153.9
Depreciation, depletion and amortization	15.0	14.3	14.2
Taxes, other than income	58.8	42.0	43.4
Total cost of sales	1,629.2	1,206.7	1,211.5
Gross margin	220.1	164.8	156.1
Selling, general and administrative expense:
Operation and maintenance	87.0	72.2	69.3
Depreciation, depletion and amortization	2.0	1.4	1.5
Taxes, other than income	4.7	4.4	4.0
Total selling, general and administrative expense	93.7	78.0	74.8
Operating income	126.4	86.8	81.3
Other income	1.9	1.1	1.3
Interest expense	5.3	3.6	3.7
Income before income taxes	123.0	84.3	78.9
Income taxes	30.0	20.0	25.6
Net income	$93.0	$64.3	$53.3
2019 compared to 2018 Construction services earnings increased $28.7 million (45 percent) as a result of:
Revenues: Increase of $477.8 million, largely resulting from higher inside specialty contracting workloads from an increase in customer demand for hospitality, data center and high-tech projects. Also contributing to the increase was higher outside specialty contracting workloads, primarily resulting from increased utility customer demand.
Gross margin: Increase of $55.3 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the increased workloads.
Selling, general and administrative expense: Increase of $15.7 million, resulting from increased payroll-related costs, as well as higher office expense and outside professional service costs.
Other income: Increase of $800,000, largely resulting from higher returns on the Company's benefit plan investments.
Interest expense: Increase of $1.7 million, related to higher debt balances as a result of additional working capital needs from the increase in contracting workloads in 2019.
Income taxes: Increase of $10.0 million, directly resulting from an increase in income before taxes.

44 MDU Resources Group, Inc. Form 10-K

Part II

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
Outlook The Company expects bidding activity to remain strong for both inside and outside specialty construction companies in 2020. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects.
The construction services segment had backlog at December 31, 2019, of $1.1 billion, up from $939 million at December 31, 2018. The 22 percent increase in backlog was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly inside specialty electrical and mechanical contracting in the hospitality, high-tech, mission critical and public industries. The Company's outside power, communications and natural gas specialty contracting also have a high volume of available work. The Company expects to complete a significant amount of backlog at December 31, 2019, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to the Company and continue to grow the Company's backlog.
In support of the Company's strategic plan to grow through acquisitions, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Redmond, Washington, in the third quarter of 2019. In the first quarter of 2020, the Company acquired PerLectric, Inc., an electrical construction company in Fairfax, Virginia. For more information on the Company's business combinations, see Item 8 - Note 3.
During the second quarter of 2019, the governor of Oregon signed House Bill 3427, which creates a Corporate Activity Tax. The tax was enacted in the third quarter of 2019 and was effective for the Company on January 1, 2020. The Company expects the additional taxation will be less than $2.0 million annually at the construction services segment, which is dependent on the level of taxable commercial activity in Oregon.
Other

Years ended December 31,	2019	2018	2017
	(In millions)
Operating revenues	$16.6	$11.3	$7.9
Operating expenses:
Operation and maintenance	15.6	9.3	6.3
Depreciation, depletion and amortization	2.1	2.0	2.0
Taxes, other than income	.1	.1	.2
Total operating expenses	17.8	11.4	8.5
Operating loss	(1.2)	(.1)	(.6)
Other income	.9	1.0	.9
Interest expense	1.9	2.8	3.6
Loss before income taxes	(2.2)	(1.9)	(3.3)
Income taxes	(.1)	(1.2)	(1.8)
Net loss	$(2.1)	$(.7)	$(1.5)
Included in Other is insurance activity at the Company's captive insurer which impacts both operating revenues and operation and maintenance expense. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other. Additionally,

MDU Resources Group, Inc. Form 10-K 45

Part II

operation and maintenance expense in 2018 included costs associated with the Holding Company Reorganization. For further details on the Company's reorganization, see Items 1 and 2 Business Properties - General.
Discontinued Operations

Years ended December 31,	2019	2018	2017
	(In millions)
Income from discontinued operations before intercompany eliminations, net of tax	$.3	$2.9	$3.1
Intercompany eliminations	—	—	(6.9)
Income (loss) from discontinued operations, net of tax	$.3	$2.9	$(3.8)
Included in discontinued operations are the results and supporting activities of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense. The loss in 2017 was largely attributable to eliminations for the presentation of income tax adjustments between continuing and discontinued operations.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

Years ended December 31,	2019	2018	2017
	(In millions)
Intersegment transactions:
Operating revenues	$77.1	$64.3	$58.0
Operation and maintenance	21.1	13.7	9.1
Purchased natural gas sold	56.0	50.6	48.9
Income from continuing operations*	—	—	(6.9)

*	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

For more information on intersegment eliminations, see Item 8 - Note 16.
Liquidity and Capital Commitments
At December 31, 2019, the Company had cash and cash equivalents of $66.5 million and available borrowing capacity of $644.4 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; the Company's credit facilities, as described later in Capital resources; the issuance of long-term debt; and issuance of equity securities.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and are also affected by changes in working capital. Changes in cash flows for discontinued operations are related to the Company's former exploration and production and refining businesses.
Cash flows provided by operating activities in 2019 increased $42.4 million from 2018. The increase in cash flows provided by operating activities in 2019 was largely driven by increased earnings from higher workloads at the construction businesses, which were partially offset by an increase in accounts receivable as a result of the higher workloads. Lower inventory balances due to higher workloads at the construction materials and contracting business in 2019 as compared to the increase in inventory balances in 2018 due to the activity of acquired businesses also contributed to the increase. Partially offsetting these increases were higher natural gas purchases including the effects of colder weather, higher gas costs and the timing of collection of such balances from customers at the natural gas distribution business, as well as higher pension contributions at all of the businesses.
Cash flows provided by operating activities in 2018 increased $51.9 million from 2017. The increase in cash flows provided by operating activities was largely driven by stronger collection of accounts receivable at the construction services and construction materials and contracting businesses and bonus depreciation for tax purposes due to the enactment of TCJA at the construction materials and contracting business. Partially offsetting these increases were higher inventory balances at the construction materials and contracting business due to higher asphalt oil inventory, largely resulting from higher average per ton cost, and higher aggregate inventory from higher production. Also

46 MDU Resources Group, Inc. Form 10-K

Part II

contributing to the decrease were decreased deferral of production tax credits, re-measurements of taxes on investments and accelerated tax deductions related to TCJA.
Investing activities Cash flows used in investing activities in 2019 decreased $107.0 million from 2018. The decrease in cash used was primarily related to $112.1 million lower cash used in acquisition activity in 2019 compared to 2018 at the construction materials and contracting business and higher proceeds on asset sales at the construction businesses in 2019.
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
Financing activities Cash flows provided by financing activities in 2019 decreased $156.3 million from 2018. The decrease in cash provided by financing activities was largely due to the higher repayment of long-term debt in 2019 on debt issued in 2018 for acquisitions at the construction materials and contracting business. The Company also borrowed and repaid short-term borrowings in 2019. Partially offsetting the decrease in cash provided by financing activities was the receipt of proceeds from the issuance of common stock. The Company issued common stock for net proceeds of $106.8 million under its "at-the-market" offering and 401(k) plan in 2019.
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
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. At December 31, 2019, the pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $55.9 million. Pretax pension expense reflected in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, was $2.5 million, $843,000 and $1.7 million, respectively. The Company's pension expense is currently projected to be approximately $300,000 in 2020. Funding for the pension plans is actuarially determined. The minimum required contributions for the years ended December 31, 2019 and 2018, were approximately $4.9 million and $6.1 million, respectively. There were no minimum required contributions for the year ended December 31, 2017. For more information on the Company's pension plans, see Item 8 - Note 17.
Capital expenditures
The Company's capital expenditures from continuing operations for 2017 through 2019 and as anticipated for 2020 through 2022 are summarized in the following table.

	Actual*			Estimated
	2017	2018	2019	2020	2021	2022
	(In millions)
Capital expenditures:
Electric	$109	$186	$99	$111	$128	$139
Natural gas distribution	147	206	207	221	191	180
Pipeline and midstream	31	70	71	85	304	53
Construction materials and contracting	44	280	190	167	154	157
Construction services	19	25	61	61	20	20
Other	2	2	8	5	3	3
Total capital expenditures	$352	$769	$636	$650	$800	$552

*
Capital expenditures for 2019, 2018 and 2017 include noncash transactions such as the issuance of the Company's equity securities in connection with acquisitions, capital expenditure-related accounts payable and AFUDC, totaling $4.8 million, $33.4 million and $10.5 million, respectively.

MDU Resources Group, Inc. Form 10-K 47

Part II

The 2019 capital expenditures include the two business combinations at the construction materials and contracting segment and one business combination at the construction services segment, as discussed in Item 8 - Note 3. The 2019 capital expenditures were funded by internal sources, issuance of long-term debt and issuance of the Company's equity securities. The Company has included in the estimated capital expenditures for 2020 through 2022 the Demicks Lake Expansion project, North Bakken Expansion project, construction of Heskett Unit 4 and the recently completed business combination at the construction services segment, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for the years 2020 through 2022 include those for:

•	System upgrades

•	Routine replacements

•	Service extensions

•	Routine equipment maintenance and replacements

•	Buildings, land and building improvements

•	Pipeline and natural gas storage projects

•	Power generation and transmission opportunities

•	Environmental upgrades

•	Other growth opportunities
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures for the years 2020 through 2022 will be funded by various sources, including internally generated funds; the Company's credit facilities, as described later; and issuance of debt and equity securities.
Capital resources
Certain debt instruments of the Company's subsidiaries, including those discussed later, contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at December 31, 2019. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Item 8 - Note 9.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at December 31, 2019:

Company	Facility		Facility Limit		Amount Outstanding		Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$118.6	(b)	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(c)	$64.6		$2.2	(d)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$24.5		$1.4	(d)	6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$600.0		$104.3	(b)	$—		12/19/24

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

(f)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). There were no amounts outstanding under the revolving credit agreement.

The respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under their credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries.

48 MDU Resources Group, Inc. Form 10-K

Part II

Total equity as a percent of total capitalization was 56 percent and 55 percent at December 31, 2019 and 2018, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements. Any public offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder. The Company's board of directors currently has authorized the issuance and sale of up to an aggregate of $1.0 billion worth of such securities. The Company's board of directors reviews this authorization on a periodic basis and the aggregate amount of securities authorized may be increased in the future.
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
The Company issued 3.6 million shares of common stock for the year ended December 31, 2019, pursuant to the “at-the-market” offering. For the year ended December 31, 2019, the Company received net proceeds of $94.0 million and paid commissions to the sales agents of approximately $950,000 in connection with the sales of common stock under the "at-the-market" offering. The net proceeds were used for capital expenditures and acquisitions. As of December 31, 2019, the Company had remaining capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.
Certain of the Company's debt instruments use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the reform of LIBOR by replacing it with Secured Overnight Financing Rate in certain of its new debt instruments, as well as those that are being renewed. The Company continues to evaluate the impact the reform will have on its debt instruments and, at this time, does not anticipate a significant impact.
The following includes information related to the preceding table.
Montana-Dakota On January 1, 2019, the Company's revolving credit agreement and commercial paper program became Montana-Dakota's revolving credit agreement and commercial paper program as a result of the Holding Company Reorganization. The outstanding balance of the revolving credit agreement was also transferred to Montana-Dakota. All of the related terms and covenants of the credit agreements remained the same.
On December 19, 2019, Montana-Dakota amended and restated its revolving credit agreement extending the maturity date to December 19, 2024. Montana-Dakota's revolving credit agreement supports its commercial paper program. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings. Montana-Dakota's objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. Historically, downgrades in credit ratings have not limited, nor are currently expected to limit, Montana-Dakota's ability to access the capital markets. If Montana-Dakota were to experience a downgrade of its credit ratings in the future, it may need to borrow under its credit agreement and may experience an increase in overall interest rates with respect to its cost of borrowings.
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
Cascade On June 7, 2019, Cascade amended its revolving credit agreement to increase the borrowing limit to $100.0 million and extend the maturity date to June 7, 2024. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.

MDU Resources Group, Inc. Form 10-K 49

Part II

On June 13, 2019, Cascade issued $75.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.93 percent.
Intermountain On June 7, 2019, Intermountain amended its revolving credit agreement to extend the maturity date to June 7, 2024. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
On June 13, 2019, Intermountain issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 13, 2029 to June 13, 2049, at a weighted average interest rate of 3.92 percent.
Centennial On December 19, 2019, Centennial amended and restated its revolving credit agreement to increase the borrowing capacity to $600.0 million and extend the maturity date to December 19, 2024. Centennial's revolving credit agreement supports its commercial paper program. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings. Centennial's objective is to maintain acceptable credit ratings in order to access the capital markets through the issuance of commercial paper. Historically, downgrades in Centennial's credit ratings have not limited, nor are currently expected to limit, Centennial's ability to access the capital markets. If Centennial were to experience a downgrade of its credit ratings in the future, it may need to borrow under its credit agreement and may experience an increase in overall interest rates with respect to its cost of borrowings.
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
WBI Energy Transmission On July 26, 2019, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to increase capacity to $300.0 million and extend the issuance period and expiration date to May 16, 2022. On December 16, 2019, WBI Energy Transmission issued $45.0 million of senior notes under the private shelf agreement with a maturity date of December 16, 2034, at an interest rate of 4.17 percent. WBI Energy Transmission had $170.0 million of notes outstanding at December 31, 2019, which reduced the remaining capacity under this uncommitted private shelf agreement to $130.0 million.
Dividend restrictions
For information on the Company's dividends and dividend restrictions, see Item 8 - Note 12.
Off balance sheet arrangements
As of December 31, 2019, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Item 8 - Notes 9 and 20. At December 31, 2019, the Company's commitments under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$16.6	$149.5	$451.3	$1,632.8	$2,250.2
Estimated interest payments**	.8	6.6	13.9	74.4	95.7
Operating leases	35.2	41.8	17.6	47.9	142.5
Purchase commitments	405.5	434.5	210.5	678.4	1,728.9
	$458.1	$632.4	$693.3	$2,433.5	$4,217.3

*	Unamortized debt issuance costs and discount are excluded from the table.

**
Represents the estimated interest payments associated with the Company's long-term debt outstanding at December 31, 2019, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.

At December 31, 2019, the Company had total liabilities of $417.6 million related to asset retirement obligations that are excluded from the table above. Of the total asset retirement obligations, the current portion was $4.3 million at December 31, 2019, and was included in

50 MDU Resources Group, Inc. Form 10-K

Part II

other accrued liabilities on the Consolidated Balance Sheet. The remainder, which constitutes the long-term portion of asset retirement obligations, was included in deferred credits and other liabilities - other on the Consolidated Balance Sheet. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 10.
Not reflected in the previous table are $576,000 in uncertain tax positions at December 31, 2019.
The Company has no minimum funding requirements for its defined benefit pension plans for 2020 due to the additional contribution of $20.0 million in 2019.
The Company's MEPP contributions are based on union employee payroll, which cannot be determined in advance for future periods. The Company may also be required to make additional contributions to its MEPPs as a result of their funded status. For more information, see Item 1A - Risk Factors and Item 8 - Note 17.
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
Estimates are used for items such as impairment testing of long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; uncollectible accounts; environmental and other loss contingencies; regulatory assets expected to be recovered in rates charged to customers; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. The Company's critical accounting policies are subject to judgments and uncertainties that affect the application of such policies. As discussed below, the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.
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
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Item 8 - Note 16. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2019, 2018 and 2017, there were no impairment losses recorded. At December 31, 2019, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, risk adjusted capital cost, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is

MDU Resources Group, Inc. Form 10-K 51

Part II

determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the risk adjusted capital cost at each reporting unit. Risk adjusted capital cost, which varies by reporting unit and was in the range of 4 percent to 9 percent, was utilized in the goodwill impairment test performed in the fourth quarter of 2019. The goodwill impairment test also utilizes a long-term growth rate projection, which varies by reporting unit and was in the range of approximately 2 percent to 3 percent in the goodwill impairment test performed in the fourth quarter of 2019. Under the market approach, the Company estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information.
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
In determining fair values of acquired assets and liabilities assumed, the Company uses various observable inputs for similar assets or liabilities in active markets and various unobservable inputs, which includes the use of valuation models. Fair values are based on various factors including, but not limited to, age and condition of property, maintenance records, auction values for equipment with similar characteristics, recent sales and listings of comparable properties, data collected from drill holes and other subsurface investigations and geologic data. The Company primarily uses the market and cost approaches in determining the fair value of land and property, plant and equipment. A combination of the market and income approaches are used for aggregate reserves and intangibles, primarily a discounted cash flow model.
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
Regulatory accounting
The Company is subject to rate regulation by state public service commissions and/or the FERC. The Company's regulated businesses account for certain income and expense items under the provisions of regulatory accounting, which require these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively, based on the expected regulatory treatment in future rates. Regulatory assets generally represent incurred or accrued costs that have been deferred and

52 MDU Resources Group, Inc. Form 10-K

Part II

are expected to be recovered in rates charged to customers. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs. Management continually assesses the likelihood of recovery in future rates of incurred costs and refunds to customers associated with regulatory assets and liabilities. The expected recovery or flowback of these deferred items generally is based on specific ratemaking decisions or precedent for each item. The Company believes that the accounting subject to rate regulation remains appropriate and its regulatory assets are probable of recovery in current rates or in future rate proceedings.
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
The Company recognizes construction contract revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Inasmuch as contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on the Company's results of operations, financial position and cash flows. For the years ended December 31, 2019 and 2018, the Company's total construction contract revenue was $2.8 billion and $2.2 billion, respectively.
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

MDU Resources Group, Inc. Form 10-K 53

Part II

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
The Company makes various assumptions when determining plan costs, including the current discount rates and the expected long-term return on plan assets, the rate of compensation increases, actuarially determined mortality data and health care cost trend rates. In selecting the expected long-term return on plan assets, which is considered to be one of the key variables in determining benefit expense or income, the Company considers historical returns, current market conditions, the mix of investments and expected future market trends, including changes in interest rates and equity and bond market performance. Another key variable in determining benefit expense or income is the discount rate. In selecting the discount rate, the Company matches forecasted future cash flows of the pension and postretirement plans to a yield curve which consists of a hypothetical portfolio of high-quality corporate bonds with varying maturity dates, as well as other factors, as a basis. The Company's pension and other postretirement benefit plan assets are primarily made up of equity and fixed-income investments. Fluctuations in actual equity and bond market returns, as well as changes in general interest rates, may result in increased or decreased pension and other postretirement benefit costs in the future. Management estimates the rate of compensation increase based on long-term assumed wage increases and the health care cost trend rates are determined by historical and future trends. The Company estimates that a 50-basis point decrease in the discount rate or in the expected return on plan assets would each increase expense by approximately $1.7 million (after-tax) for the year ended December 31, 2019.
The Company believes the estimates made for its pension and other postretirement benefits are reasonable based on the information that is known when the estimates are made. These estimates and assumptions are subject to a number of variables and are expected to change in the future. Estimates and assumptions will be affected by changes in the discount rate, the expected long-term return on plan assets, the rate of compensation increase and health care cost trend rates. The Company plans to continue to use its current methodologies to determine plan costs. For more information on the assumptions used in determining plan costs, see Item 8 - Note 17.
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

54 MDU Resources Group, Inc. Form 10-K

Part II

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
The following information reconciles operating income to adjusted gross margin for the electric segment.

Years ended December 31,	2019	2018	2017
	(In millions)
Operating income	$64.0	$65.2	$79.9
Adjustments:
Operating expenses:
Operation and maintenance	125.7	123.0	122.2
Depreciation, depletion and amortization	58.7	51.0	47.7
Taxes, other than income	16.1	14.5	13.5
Total adjustments	200.5	188.5	183.4
Adjusted gross margin	$264.5	$253.7	$263.3
The following information reconciles operating income to adjusted gross margin for the natural gas distribution segment.

Years ended December 31,	2019	2018	2017
	(In millions)
Operating income	$69.2	$72.3	$84.3
Adjustments:
Operating expenses:
Operation and maintenance	185.0	173.4	164.3
Depreciation, depletion and amortization	79.6	72.5	69.4
Taxes, other than income	23.5	21.7	20.5
Total adjustments	288.1	267.6	254.2
Adjusted gross margin	$357.3	$339.9	$338.5
Effects of Inflation
Inflation did not have a significant effect on the Company's operations in 2019, 2018 or 2017.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by taking advantage of market conditions when timing the placement of long-term financing. The Company from time to time has utilized interest rate

MDU Resources Group, Inc. Form 10-K 55

Part II

swap agreements to manage a portion of the Company's interest rate risk and may take advantage of such agreements in the future to minimize such risk. For additional information on the Company's long-term debt, see Item 8 - Notes 8 and 9.
At December 31, 2019 and 2018, the Company had no outstanding interest rate hedges.
The following table shows the amount of long-term debt, which excludes unamortized debt issuance costs and discount, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$16.6	$1.5	$148.0	$77.9	$61.4	$1,632.8	$1,938.2	$2,113.7
Weighted average interest rate	4.8%	1.1%	4.5%	3.7%	4.2%	4.6%	4.5%
Variable rate	$—	$—	$—	$—	$312.0	$—	$312.0	$312.0
Weighted average interest rate	—%	—%	—%	—%	2.7%	—%	2.7%

56 MDU Resources Group, Inc. Form 10-K

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ David L. Goodin	/s/ Jason L. Vollmer

David L. Goodin	Jason L. Vollmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer

MDU Resources Group, Inc. Form 10-K 57

Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue from Contracts with Customers-Construction Contract Revenue-Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company recognizes construction contract revenue over time using an input method based on the cost-to-cost measure of progress as it best depicts the transfer of assets to the customer. Under this method of measuring progress, costs incurred are compared with total estimated costs of the performance obligation and revenues are recorded proportionately to the costs incurred. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods or services. For the year ended December 31, 2019, the Company recognized $2.8 billion of construction contract revenue.
Given the judgments necessary to estimate total costs and profit for the performance obligations used to recognize revenue for construction contracts, auditing such estimates required extensive audit effort due to the volume and complexity of construction contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

58 MDU Resources Group, Inc. Form 10-K

Part II

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain construction contracts included the following, among others:

•	We evaluated the operating effectiveness of controls over construction contract revenue, including those over management’s estimation of total costs and profit for the performance obligations.

•
We developed an expectation of the amount of construction contract revenues based on prior year margins, and taking into account current year events, applied to the construction contract costs in the current year and compared our expectation to the amount of construction contract revenues recorded by management.

•	We selected a sample of construction contracts and performed the following:

•
Evaluated whether the contracts were properly included in management’s calculation of construction contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•	Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

•	Evaluated management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.

•	Tested the accuracy and completeness of the costs incurred to date for the performance obligation.

•	Evaluated the estimates of total cost and profit for the performance obligation by:

◦	Observing the work sites and inspecting the progress to completion.

◦	Comparing costs incurred to date to the costs management estimated to be incurred to date.

◦
Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

◦	Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

•	Tested the mathematical accuracy of management’s calculation of construction contract revenue for the performance obligation.

•
We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

Regulatory Matters-Impact of Rate Regulation on the Financial Statements-Refer to Notes 1 and 19 to the financial statements
Critical Audit Matter Description
Through the Company’s regulated utility businesses, it provides electric and natural gas services to customers, and generates, transmits, and distributes electricity. The Company is subject to rate regulation by federal and state utility regulatory agencies (collectively, the “Commissions”), which have jurisdiction with respect to the rates of electric and natural gas distribution companies in states where the Company operates. The Company’s regulated utility businesses account for certain income and expense items under the provisions of regulatory accounting, which requires these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively, based on the expected regulatory treatment in future rates. The expected recovery or flowback of these deferred items generally is based on specific ratemaking decisions or precedent for each item.
Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on the Company’s investment in the regulated utility businesses. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations.
Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense. We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) refunds to customers. Given management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation due to its inherent complexities.

MDU Resources Group, Inc. Form 10-K 59

Part II

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the design and operating effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets; and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We read relevant regulatory orders issued by the Commissions for the Company and other public utilities in the Company’s significant jurisdictions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•
For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•
We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery, or that a future reduction in rates is not likely.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 21, 2020

We have served as the Company's auditor since 2002.

60 MDU Resources Group, Inc. Form 10-K

Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 21, 2020

MDU Resources Group, Inc. Form 10-K 61

Part II

Consolidated Statements of Income

Years ended December 31,	2019	2018	2017
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline and midstream	$1,279,304	$1,213,227	$1,244,759
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	4,057,472	3,318,325	3,198,592
Total operating revenues	5,336,776	4,531,552	4,443,351
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline and midstream	356,132	340,331	326,687
Nonregulated pipeline and midstream, construction materials and contracting, construction services and other	3,539,162	2,915,790	2,808,779
Total operation and maintenance	3,895,294	3,256,121	3,135,466
Purchased natural gas sold	421,545	404,153	430,954
Depreciation, depletion and amortization	256,017	220,205	207,486
Taxes, other than income	196,143	168,638	166,673
Electric fuel and purchased power	86,557	80,712	78,724
Total operating expenses	4,855,556	4,129,829	4,019,303
Operating income	481,220	401,723	424,048
Other income (expense)	15,812	(238)	8,767
Interest expense	98,587	84,614	82,788
Income before income taxes	398,445	316,871	350,027
Income taxes	63,279	47,485	65,041
Income from continuing operations	335,166	269,386	284,986
Income (loss) from discontinued operations, net of tax	287	2,932	(3,783)
Net income	335,453	272,318	281,203
Loss on redemption of preferred stock	—	—	600
Dividends declared on preferred stock	—	—	171
Earnings on common stock	$335,453	$272,318	$280,432
Earnings per common share - basic:
Earnings before discontinued operations	$1.69	$1.38	$1.46
Discontinued operations, net of tax	—	.01	(.02)
Earnings per common share - basic	$1.69	$1.39	$1.44
Earnings per common share - diluted:
Earnings before discontinued operations	$1.69	$1.38	$1.45
Discontinued operations, net of tax	—	.01	(.02)
Earnings per common share - diluted	$1.69	$1.39	$1.43
Weighted average common shares outstanding - basic	198,612	195,720	195,304
Weighted average common shares outstanding - diluted	198,626	196,150	195,687
The accompanying notes are an integral part of these consolidated financial statements.

62 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Statements of Comprehensive Income

Years ended December 31,	2019	2018	2017
	(In thousands)
Net income	$335,453	$272,318	$281,203
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $(140), $429 and $224 in 2019, 2018 and 2017, respectively	731	162	366
Postretirement liability adjustment:
Postretirement liability gains (losses) arising during the period, net of tax of $(2,012), $1,471 and $(1,162) in 2019, 2018 and 2017, respectively	(6,151)	4,441	(1,812)
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $476, $721 and $645 in 2019, 2018 and 2017, respectively	1,486	2,173	1,013
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $0, $0 and $(876) in 2019, 2018 and 2017, respectively	—	—	(1,143)
Postretirement liability adjustment	(4,665)	6,614	(1,942)
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $0, $(14) and $(3) in 2019, 2018 and 2017, respectively	—	(61)	(6)
Reclassification adjustment for foreign currency translation adjustment included in net income, net of tax of $0, $75 and $0 in 2019, 2018 and 2017, respectively	—	249	—
Foreign currency translation adjustment	—	188	(6)
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $35, $(38) and $(75) in 2019, 2018 and 2017, respectively	134	(144)	(139)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $10, $35 and $65 in 2019, 2018 and 2017, respectively	40	131	120
Net unrealized gain (loss) on available-for-sale investments	174	(13)	(19)
Other comprehensive income (loss)	(3,760)	6,951	(1,601)
Comprehensive income attributable to common stockholders	$331,693	$279,269	$279,602
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 63

Part II

Consolidated Balance Sheets

December 31,	2019	2018
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$66,459	$53,948
Receivables, net	836,605	722,945
Inventories	278,407	287,309
Prepayments and other current assets	115,805	119,500
Current assets held for sale	425	430
Total current assets	1,297,701	1,184,132
Investments	148,656	138,620
Property, plant and equipment	7,908,628	7,397,321
Less accumulated depreciation, depletion and amortization	2,991,486	2,818,644
Net property, plant and equipment	4,917,142	4,578,677
Deferred charges and other assets:
Goodwill	681,358	664,922
Other intangible assets, net	15,246	10,815
Operating lease right-of-use assets	115,323	—
Other	506,207	408,857
Noncurrent assets held for sale	1,426	2,087
Total deferred charges and other assets	1,319,560	1,086,681
Total assets	$7,683,059	$6,988,110
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$16,540	$251,854
Accounts payable	403,391	358,505
Taxes payable	48,970	41,929
Dividends payable	41,580	39,695
Accrued compensation	99,269	69,007
Current operating lease liabilities	31,664	—
Other accrued liabilities	221,502	221,059
Current liabilities held for sale	3,511	4,001
Total current liabilities	866,427	986,050
Long-term debt	2,226,567	1,856,841
Deferred credits and other liabilities:
Deferred income taxes	506,583	430,085
Noncurrent operating lease liabilities	83,742	—
Other	1,152,494	1,148,359
Total deferred credits and other liabilities	1,742,819	1,578,444
Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value Shares issued - 200,922,790 at December 31, 2019 and 196,564,907 at December 31, 2018	200,923	196,565
Other paid-in capital	1,355,404	1,248,576
Retained earnings	1,336,647	1,163,602
Accumulated other comprehensive loss	(42,102)	(38,342)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total stockholders' equity	2,847,246	2,566,775
Total liabilities and stockholders' equity	$7,683,059	$6,988,110
The accompanying notes are an integral part of these consolidated financial statements.

64 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Statements of Equity

Years ended December 31, 2019, 2018 and 2017
					Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2016	150,000	$15,000	195,843,297	$195,843	$1,232,478	$912,282	$(35,733)	(538,921)	$(3,626)	$2,316,244
Net income	—	—	—	—	—	281,203	—	—	—	281,203
Other comprehensive loss	—	—	—	—	—	—	(1,601)	—	—	(1,601)
Dividends declared on preferred stock	—	—	—	—	—	(171)	—	—	—	(171)
Dividends declared on common stock	—	—	—	—	—	(151,966)	—	—	—	(151,966)
Stock-based compensation	—	—	—	—	3,375	—	—	—	—	3,375
Repurchase of common stock	—	—	—	—	—	—	—	(64,384)	(1,684)	(1,684)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	—	—	(2,441)	—	—	64,384	1,684	(757)
Redemption of preferred stock	(150,000)	(15,000)	—	—	—	(600)	—	—	—	(15,600)
At December 31, 2017	—	—	195,843,297	195,843	1,233,412	1,040,748	(37,334)	(538,921)	(3,626)	2,429,043
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	—	(970)	—	—	—	(970)
Adjusted balance at January 1, 2018	—	—	195,843,297	195,843	1,233,412	1,039,778	(37,334)	(538,921)	(3,626)	2,428,073
Net income	—	—	—	—	—	272,318	—	—	—	272,318
Other comprehensive income	—	—	—	—	—	—	6,951	—	—	6,951
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	—	—	(156,453)	—	—	—	(156,453)
Stock-based compensation	—	—	—	—	5,060	—	—	—	—	5,060
Repurchase of common stock	—	—	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	—	—	(7,350)	—	—	182,424	5,020	(2,330)
Issuance of common stock	—	—	721,610	722	17,454	—	—	—	—	18,176
At December 31, 2018	—	—	196,564,907	196,565	1,248,576	1,163,602	(38,342)	(538,921)	(3,626)	2,566,775
Net income	—	—	—	—	—	335,453	—	—	—	335,453
Other comprehensive loss	—	—	—	—	—	—	(3,760)	—	—	(3,760)
Dividends declared on common stock	—	—	—	—	—	(162,408)	—	—	—	(162,408)
Stock-based compensation	—	—	—	—	7,353	—	—	—	—	7,353
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	246,214	246	(3,261)	—	—	—	—	(3,015)
Issuance of common stock	—	—	4,111,669	4,112	102,736	—	—	—	—	106,848
At December 31, 2019	—	$—	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 65

Part II

Consolidated Statements of Cash Flows

Years ended December 31,	2019	2018	2017
	(In thousands)
Operating activities:
Net income	$335,453	$272,318	$281,203
Income (loss) from discontinued operations, net of tax	287	2,932	(3,783)
Income from continuing operations	335,166	269,386	284,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	256,017	220,205	207,486
Deferred income taxes	63,415	59,735	(25,423)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(104,374)	28,234	(108,255)
Inventories	9,331	(46,796)	9,135
Other current assets	(38,283)	(31,814)	(30,588)
Accounts payable	30,079	21,109	26,013
Other current liabilities	51,278	22,285	4,648
Other noncurrent changes	(60,813)	(38,521)	(18,790)
Net cash provided by continuing operations	541,816	503,823	349,212
Net cash provided by (used in) discontinued operations	464	(3,942)	98,799
Net cash provided by operating activities	542,280	499,881	448,011
Investing activities:
Capital expenditures	(576,065)	(568,230)	(341,382)
Acquisitions, net of cash acquired	(55,597)	(167,692)	—
Net proceeds from sale or disposition of property and other	29,812	26,100	126,588
Investments	(2,011)	(2,321)	(1,608)
Net cash used in continuing operations	(603,861)	(712,143)	(216,402)
Net cash provided by discontinued operations	—	1,236	2,234
Net cash used in investing activities	(603,861)	(710,907)	(214,168)
Financing activities:
Issuance of short-term borrowings	169,977	—	—
Repayment of short-term borrowings	(170,000)	—	—
Issuance of long-term debt	599,455	566,829	140,812
Repayment of long-term debt	(468,917)	(174,520)	(217,394)
Proceeds from issuance of common stock	106,848	—	—
Payments of stock issuance costs	—	(10)	—
Dividends paid	(160,256)	(154,573)	(150,727)
Redemption of preferred stock	—	—	(15,600)
Repurchase of common stock	—	(5,020)	(1,684)
Tax withholding on stock-based compensation	(3,015)	(2,330)	(757)
Net cash provided by (used in) financing activities	74,092	230,376	(245,350)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(1)
Increase (decrease) in cash and cash equivalents	12,511	19,349	(11,508)
Cash and cash equivalents - beginning of year	53,948	34,599	46,107
Cash and cash equivalents - end of year	$66,459	$53,948	$34,599
The accompanying notes are an integral part of these consolidated financial statements.

66 MDU Resources Group, Inc. Form 10-K

Part II

Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation
The abbreviations and acronyms used throughout are defined following the Notes to Consolidated Financial Statements. The consolidated financial statements of the Company include the accounts of the following businesses: electric, natural gas distribution, pipeline and midstream, construction materials and contracting, construction services and other. The electric and natural gas distribution businesses, as well as a portion of the pipeline and midstream business, are regulated. Construction materials and contracting, construction services and the other businesses, as well as a portion of the pipeline and midstream business, are nonregulated. For further descriptions of the Company's businesses, see Note 16. Intercompany balances and transactions have been eliminated in consolidation, except for certain transactions related to the Company's regulated operations in accordance with GAAP. The statements also include the ownership interests in the assets, liabilities and expenses of jointly owned electric generating facilities.
The Company's regulated businesses are subject to various state and federal agency regulations. The accounting policies followed by these businesses are generally subject to the Uniform System of Accounts of the FERC. These accounting policies differ in some respects from those used by the Company's nonregulated businesses.
The Company's regulated businesses account for certain income and expense items under the provisions of regulatory accounting, which requires these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively, based on the expected regulatory treatment in future rates. The expected recovery or flowback of these deferred items generally is based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are being amortized consistently with the regulatory treatment established by the FERC and the applicable state public service commissions. See Note 7 for more information regarding the nature and amounts of these regulatory deferrals.
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
Effective January 1, 2019, the Company adopted the requirements of the ASU on leases, as further discussed in this note, as well as in Note 5. As such, results for reporting periods beginning January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting for leases.
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
Management has also evaluated the impact of events occurring after December 31, 2019, up to the date of issuance of these consolidated financial statements. For more information on the Company's subsequent events, see Note 21.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consists primarily of trade receivables from the sale of goods and services which are recorded at the invoiced amount net of allowance for doubtful accounts, and costs and estimated earnings in excess of billings on uncompleted contracts. For more

MDU Resources Group, Inc. Form 10-K 67

Part II

information, see Note 2. The total balance of receivables past due 90 days or more was $46.7 million and $30.0 million at December 31, 2019 and 2018, respectively.
The allowance for doubtful accounts is determined through a review of past due balances and other specific account data. Account balances are written off when management determines the amounts to be uncollectible. The Company's allowance for doubtful accounts at December 31, 2019 and 2018, was $8.5 million and $8.9 million, respectively.
Accounts receivable also consists of accrued unbilled revenue representing revenues recognized in excess of amounts billed. Accrued unbilled revenue at MDU Energy Capital was $100.8 million and $96.2 million at December 31, 2019 and 2018, respectively.
Amounts representing balances billed but not paid by customers under retainage provisions in contracts at December 31 were as follows:

	2019	2018
	(In thousands)
Short-term retainage*	$75,590	$56,228
Long-term retainage**	14,228	4,152
Total retainage	$89,818	$60,380

*	Expected to be paid within one year or less and included in receivables, net.

**	Included in deferred charges and other assets - other.

Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally valued at lower of cost or market using the last-in, first-out method or lower of cost or net realizable value using the average cost or first-in, first-out method. The majority of all other inventories are valued at lower of cost or net realizable value using the average cost method. The portion of the cost of natural gas in storage expected to be used within 12 months was included in inventories. Inventories at December 31 consisted of:

	2019	2018
	(In thousands)
Aggregates held for resale	$147,723	$139,681
Asphalt oil	41,912	54,741
Materials and supplies	22,512	23,611
Merchandise for resale	22,232	22,552
Natural gas in storage (current)	22,058	22,117
Other	21,970	24,607
Total	$278,407	$287,309

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in deferred charges and other assets - other and was $48.4 million and $48.5 million at December 31, 2019 and 2018, respectively.
Investments
The Company's investments include the cash surrender value of life insurance policies, an insurance contract, mortgage-backed securities and U.S. Treasury securities. The Company measures its investment in the insurance contract at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss). For more information, see Notes 8 and 17.

68 MDU Resources Group, Inc. Form 10-K

Part II

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

	2019	2018	2017
	(In thousands)
AFUDC - borrowed	$2,807	$2,290	$966
AFUDC - equity	$698	$1,897	$909

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

MDU Resources Group, Inc. Form 10-K 69

Part II

Property, plant and equipment at December 31 was as follows:

	2019	2018	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Regulated:
Electric:
Generation	$1,139,059	$1,131,484	48
Distribution	443,780	430,750	46
Transmission	445,485	302,315	65
Construction in progress	66,664	161,893	—
Other	132,157	122,127	15
Natural gas distribution:
Distribution	2,133,249	1,981,356	47
Construction in progress	39,506	21,028	—
Other	515,368	496,708	17
Pipeline and midstream:
Transmission	636,796	585,594	46
Gathering	35,661	37,829	20
Storage	50,001	49,101	53
Construction in progress	22,597	5,915	—
Other	48,340	45,763	16
Nonregulated:
Pipeline and midstream:
Gathering and processing	31,148	31,094	19
Construction in progress	154	86	—
Other	9,518	9,577	10
Construction materials and contracting:
Land	127,729	109,541	—
Buildings and improvements	122,064	114,905	20
Machinery, vehicles and equipment	1,180,343	1,090,790	12
Construction in progress	25,018	22,507	—
Aggregate reserves	455,408	430,263	*
Construction services:
Land	7,146	5,216	—
Buildings and improvements	31,735	29,795	24
Machinery, vehicles and equipment	156,537	145,859	6
Other	17,952	7,716	2
Other:
Land	2,648	2,648	—
Other	32,565	25,461	14
Less accumulated depreciation, depletion and amortization	2,991,486	2,818,644
Net property, plant and equipment	$4,917,142	$4,578,677

*	Depleted on the units-of-production method based on recoverable aggregate reserves.

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
No significant impairment losses were recorded in 2019, 2018 or 2017. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

70 MDU Resources Group, Inc. Form 10-K

Part II

Leases
Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company recognizes leases with an original lease term of 12 months or less in income on a straight-line basis over the term of the lease and does not recognize a corresponding right-of-use asset or lease liability. The Company determines the lease term based on the non-cancelable and cancelable periods in each contract. The non-cancelable period consists of the term of the contract that is legally enforceable and cannot be canceled by either party without incurring a significant penalty. The cancelable period is determined by various factors that are based on who has the right to cancel a contract. If only the lessor has the right to cancel the contract, the Company will assume the contract will continue. If the lessee is the only party that has the right to cancel the contract, the Company looks to asset, entity and market-based factors. If both the lessor and the lessee have the right to cancel the contract, the Company assumes the contract will not continue.
The discount rate used to calculate the present value of the lease liabilities is based upon the implied rate within each contract. If the rate is unknown or cannot be determined, the Company uses an incremental borrowing rate, which is determined by the length of the contract, asset class and the Company's borrowing rates, as of the commencement date of the contract.
Regulatory assets and liabilities
The Company's regulated businesses account for certain income and expense items under the provisions of regulatory accounting, which requires these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income. The Company records regulatory assets or liabilities at the time the Company determines the amounts to be recoverable in current or future rates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which the Company completes in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Note 16. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2019, 2018 and 2017, there were no impairment losses recorded. At December 31, 2019, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, risk adjusted capital cost, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the risk adjusted capital cost at each reporting unit. Risk adjusted capital cost, which varies by reporting unit and was in the range of 4 percent to 9 percent was utilized in the goodwill impairment test performed in the fourth quarter of 2019. The goodwill impairment test also utilizes a long-term growth rate projection, which varies by reporting unit and was in the range of approximately 2 percent to 3 percent in the goodwill impairment test performed in the fourth quarter of 2019. Under the market approach, the Company estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information.
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

MDU Resources Group, Inc. Form 10-K 71

Part II

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
The pipeline and midstream segment generates revenue from providing natural gas transportation, gathering and underground storage services, as well as other energy-related services to both third parties and internal customers, largely the natural gas distribution segment. The pipeline and midstream segment establishes a contract with a customer based upon the customer’s request for firm or interruptible natural gas transportation, storage or gathering service(s). The contract identifies an obligation for the segment to provide the requested service(s) in exchange for consideration from the customer over a specified term. Depending on the type of service(s) requested and contracted, the service provided may include transporting, gathering or storing an identified quantity of natural gas and/or standing ready to deliver or store an identified quantity of natural gas. Natural gas transportation, gathering and storage revenues are based on fixed rates, which may include reservation fees and/or per-unit commodity rates. The services provided by the segment are generally treated as single performance obligations satisfied over time simultaneous to when the service is provided and revenue is recognized. Rates for the segment’s regulated services are based on its FERC approved tariff or customer negotiated rates, and rates for its non-regulated services are negotiated with its customers and set forth in the contract. For contracts governed by the company’s tariff, amounts are billed on or before the ninth business day of the following month and the amount is due within 12 days of receipt of the invoice. For gathering contracts not governed by the tariff, amounts are due within 20 days of invoice receipt. For other contracts not governed by the tariff, payment terms are net 30 days. At this time, the segment has no material obligations for returns, refunds or other similar obligations.
The construction materials and contracting segment generates revenue from contracting services and construction materials sales. This segment focuses on the vertical integration of its contracting services with its construction materials to support the aggregate based product lines. This segment provides contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which the Company evaluates to determine whether a separate performance obligation exists. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include liquidated damages; performance bonuses or incentives and penalties; claims; unapproved/unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the most likely amount of consideration the Company expects to be entitled to or expects to incur. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project. This is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction materials to third parties and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within 30 days of receipt. There are no material obligations for returns, refunds or other similar obligations.

72 MDU Resources Group, Inc. Form 10-K

Part II

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
Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for the recorded amount or incurs a gain or loss at its nonregulated operations or incurs a regulatory asset or liability at its regulated operations.
Legal costs
The Company expenses external legal fees as they are incurred.
Natural gas costs recoverable or refundable through rate adjustments
Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments within a period ranging from 12 to 36 months from the time such costs are paid. Natural gas costs refundable through rate adjustments were $23.8 million and $30.0 million at December 31, 2019 and 2018, respectively, which is included in other accrued liabilities on the Consolidated Balance Sheets. Natural gas costs recoverable through rate adjustments were $89.2 million and $42.7 million at December 31, 2019 and 2018, respectively, which is included in prepayments and other current assets and deferred charges and other assets - other on the Consolidated Balance Sheets.
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
The Company records the compensation expense for performance share awards using an estimated forfeiture rate. The estimated forfeiture rate is calculated based on an average of actual historical forfeitures. The Company also performs an analysis of any known factors at the

MDU Resources Group, Inc. Form 10-K 73

Part II

time of the calculation to identify any necessary adjustments to the average historical forfeiture rate. At the time actual forfeitures become more than estimated forfeitures, the Company records compensation expense using actual forfeitures.
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

	2019	2018	2017
	(In thousands)
Weighted average common shares outstanding - basic	198,612	195,720	195,304
Effect of dilutive performance share awards	14	430	383
Weighted average common shares outstanding - diluted	198,626	196,150	195,687
Shares excluded from the calculation of diluted earnings per share	164	10	—

Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; uncollectible accounts; environmental and other loss contingencies; regulatory assets expected to be recovered in rates charged to customers; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
New accounting standards
Recently adopted accounting standards
ASU 2016-02 - Leases In February 2016, the FASB issued this ASU guidance relating to ASC 842 - Leases. The guidance required lessees to recognize a lease liability and a right-of-use asset on the balance sheet for operating and financing leases. The guidance remained largely the same for lessors, although some changes were made to better align lessor accounting with the new lessee accounting and to align with the revenue recognition standard. The guidance also required additional disclosures, both quantitative and qualitative, related to operating and financing leases for the lessee and sales-type, direct financing and operating leases for the lessor. The Company adopted the standard on January 1, 2019.

74 MDU Resources Group, Inc. Form 10-K

Part II

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
ASU 2017-04 - Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating Step 2, which required an entity to measure the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of such goodwill. This guidance requires entities to perform a quantitative impairment test, previously Step 1, to identify both the existence of impairment and the amount of impairment loss by comparing the fair value of a reporting unit to its carrying amount. Entities will continue to have the option of performing a qualitative assessment to determine if the quantitative impairment test is necessary. The guidance also requires additional disclosures if an entity has one or more reporting units with zero or negative carrying amounts of net assets. The Company early adopted the guidance on a prospective basis beginning with the preparation of its 2019 goodwill impairment test in the fourth quarter of 2019. The adoption of the guidance did not have a material impact on its results of operations, financial position, cash flows or disclosures.
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

MDU Resources Group, Inc. Form 10-K 75

Part II

Recently issued accounting standards not yet adopted
ASU 2016-13 - Measurement of Credit Losses on Financial Instruments In June 2016, the FASB issued guidance on the measurement of credit losses on certain financial instruments. The guidance introduces a new impairment model known as the current expected credit loss model that will replace the incurred loss impairment methodology currently included under GAAP. This guidance requires entities to present certain investments in debt securities, trade accounts receivable and other financial assets at their net carrying value of the amount expected to be collected on the financial statements. The Company adopted the guidance on January 1, 2020.

The Company formed an implementation team to review and assess existing financial assets to identify and evaluate the financial assets subject to the new current expected credit loss model. The Company assessed the impact of the guidance on its processes and internal controls and has identified and updated existing internal controls and processes to ensure compliance with the new guidance; such modifications were deemed insignificant. During the assessment phase, the Company completed checklists to identify the complete portfolio of assets subject to the current expected credit loss model. The Company determined the guidance did not have a material impact on its results of operations, financial position, cash flows or disclosures and did not record a material cumulative effect adjustment upon adoption.
ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued guidance on modifying the disclosure requirements on fair value measurements as part of the disclosure framework project. The guidance modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. The guidance will be effective for the Company on January 1, 2020, including interim periods, with early adoption permitted. Level 3 fair value measurement disclosures should be applied prospectively while all other amendments should be applied retrospectively. The Company continues to evaluate the effects the adoption of the new guidance will have on its disclosures in the first quarter of 2020.
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
ASU 2019-12 - Simplifying the Accounting for Income Taxes In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by removing certain exceptions in ASC 740 and providing simplification amendments. The guidance removes exceptions on intraperiod tax allocations and reporting and provides simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. The guidance will be effective for the Company on January 1, 2021, with early adoption permitted. Transition requirements vary among the exceptions and amendments which include retrospective, modified retrospective and prospective application. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows and disclosures.
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

76 MDU Resources Group, Inc. Form 10-K

Part II

Accumulated other comprehensive income (loss)
The Company's accumulated other comprehensive income (loss) is comprised of losses on derivative instruments qualifying as hedges, postretirement liability adjustments, foreign currency translation adjustments and gain (loss) on available-for-sale investments.
The after-tax changes in the components of accumulated other comprehensive loss at December 31, 2019, 2018 and 2017, were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Post- retirement Liability Adjustment	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available- for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2017	$(1,934)	$(35,163)	$(155)	$(82)	$(37,334)
Other comprehensive income (loss) before reclassifications	—	4,441	(61)	(144)	4,236
Amounts reclassified from accumulated other comprehensive loss	162	2,173	249	131	2,715
Net current-period other comprehensive income (loss)	162	6,614	188	(13)	6,951
Reclassification adjustment of prior period tax effects related to TCJA included in accumulated other comprehensive loss	(389)	(7,520)	(33)	(17)	(7,959)
At December 31, 2018	(2,161)	(36,069)	—	(112)	(38,342)
Other comprehensive income (loss) before reclassifications	—	(6,151)	—	134	(6,017)
Amounts reclassified from accumulated other comprehensive loss	731	1,486	—	40	2,257
Net current-period other comprehensive income (loss)	731	(4,665)	—	174	(3,760)
At December 31, 2019	$(1,430)	$(40,734)	$—	$62	$(42,102)

The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications for the years ended December 31 were as follows:

	2019	2018	Location on Consolidated Statements of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(591)	$(591)	Interest expense
	(140)	429	Income taxes
	(731)	(162)
Amortization of postretirement liability losses included in net periodic benefit cost	(1,962)	(2,894)	Other income
	476	721	Income taxes
	(1,486)	(2,173)
Reclassification adjustment for foreign currency translation adjustment included in net income	—	(324)	Other income
	—	75	Income taxes
	—	(249)
Reclassification adjustment for loss on available-for-sale investments included in net income	(50)	(166)	Other income
	10	35	Income taxes
	(40)	(131)
Total reclassifications	$(2,257)	$(2,715)

MDU Resources Group, Inc. Form 10-K 77

Part II

Note 2 - Revenue from Contracts with Customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
As part of the adoption of ASC 606 - Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.
Disaggregation
In the following table, revenue is disaggregated by the type of customer or service provided. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue by reportable segments. For more information on the Company's business segments, see Note 16.

Year ended December 31, 2019	Electric	Natural gas distribution	Pipeline and midstream	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$125,369	$483,452	$—	$—	$—	$—	$608,821
Commercial utility sales	141,596	296,835	—	—	—	—	438,431
Industrial utility sales	37,765	26,895	—	—	—	—	64,660
Other utility sales	7,408	—	—	—	—	—	7,408
Natural gas transportation	—	45,449	101,665	—	—	—	147,114
Natural gas gathering	—	—	9,164	—	—	—	9,164
Natural gas storage	—	—	11,708	—	—	—	11,708
Contracting services	—	—	—	1,088,633	—	—	1,088,633
Construction materials	—	—	—	1,627,833	—	—	1,627,833
Intrasegment eliminations*	—	—	—	(525,749)	—	—	(525,749)
Inside specialty contracting	—	—	—	—	1,266,196	—	1,266,196
Outside specialty contracting	—	—	—	—	531,882	—	531,882
Other	35,574	12,726	17,687	—	131	16,551	82,669
Intersegment eliminations	—	—	(56,252)	(1,066)	(3,370)	(16,461)	(77,149)
Revenues from contracts with customers	347,712	865,357	83,972	2,189,651	1,794,839	90	5,281,621
Revenues out of scope	4,013	(135)	220	—	51,057	—	55,155
Total external operating revenues	$351,725	$865,222	$84,192	$2,189,651	$1,845,896	$90	$5,336,776

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

78 MDU Resources Group, Inc. Form 10-K

Part II

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
The changes in contract assets and liabilities were as follows:

	December 31, 2019	December 31, 2018	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$109,078	$104,239	$4,839	Receivables, net
Contract liabilities - current	(142,768)	(93,901)	(48,867)	Accounts payable
Contract liabilities - noncurrent	(19)	(135)	116	Deferred credits and other liabilities - other
Net contract assets (liabilities)	$(33,709)	$10,203	$(43,912)

	December 31, 2018	December 31, 2017	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$104,239	$109,540	$(5,301)	Receivables, net
Contract liabilities - current	(93,901)	(84,123)	(9,778)	Accounts payable
Contract liabilities - noncurrent	(135)	—	(135)	Deferred credits and other liabilities - other
Net contract assets	$10,203	$25,417	$(15,214)

The Company recognized $89.0 million and $78.6 million in revenue for the years ended December 31, 2019 and 2018, respectively, which was previously included in contract liabilities at December 31, 2018 and 2017, respectively.

MDU Resources Group, Inc. Form 10-K 79

Part II

The Company recognized a net increase in revenues of $44.1 million and $36.7 million for the years ended December 31, 2019 and 2018, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations at the construction materials and contracting and construction services segments include unrecognized revenues, also referred to as backlog, that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under master service agreements. The remaining performance obligations at the pipeline and midstream segment include firm transportation and storage contracts with fixed pricing and fixed volumes.
At December 31, 2019, the Company's remaining performance obligations were $2.0 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.5 billion within the next 12 months or less; $229.4 million within the next 13 to 24 months; and $259.3 million thereafter.
The majority of the Company's construction contracts have an original duration of less than two years. The Company's firm transportation and firm storage contracts have weighted average remaining durations of approximately five and three years, respectively.
Note 3 - Business Combinations
The acquisitions below were accounted for as business combinations in accordance with ASC 805 - Business Combinations. The results of the acquired businesses have been included in the Company's Consolidated Financial Statements beginning on the acquisition date. Pro forma financial amounts reflecting the effects of the business combinations are not presented, as none of these business combinations were material to the Company's financial position or results of operations.
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
The acquisitions are also subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.
The following are the acquisitions made during 2019 and 2018 at the construction materials and contracting segment:

•	In December 2019, the Company acquired Roadrunner Ready Mix, Inc., a provider of ready-mixed concrete in Idaho.

•	In March 2019, the Company acquired Viesko Redi-Mix, Inc., a provider of ready-mixed concrete in Oregon.

•	In October 2018, the Company acquired Sweetman Construction Company, a provider of aggregates, asphalt and ready-mixed concrete in South Dakota.

•	In July 2018, the Company acquired Molalla Redi-Mix and Rock Products, Inc., a producer of ready-mixed concrete in Oregon.

•	In June 2018, the Company acquired Tri-City Paving, Inc., a general contractor and aggregate, asphalt and ready-mixed concrete supplier in Minnesota.

•	In April 2018, the Company acquired Teevin & Fischer Quarry, LLC, an aggregate producer that provides crushed rock and gravel to construction and retail customers in Oregon.
In addition to the above acquisitions, in September 2019, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Washington. The results of Pride Electric, Inc. are included in the constructions services segment.

80 MDU Resources Group, Inc. Form 10-K

Part II

In 2019, the gross aggregate consideration for acquisitions was $56.8 million, subject to certain adjustments, and includes $1.2 million of debt assumed. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2019 were as follows: $15.8 million to current assets; $16.7 million to property, plant and equipment; $23.1 million to goodwill; $6.7 million to other intangible assets; $500,000 to deferred charges and other assets - other; $5.9 million to current liabilities and $100,000 to deferred credits and other liabilities - other. At December 31, 2019, the purchase price adjustments for Viesko Redi-Mix, Inc. have been settled and no material adjustments were made to the provisional accounting. Purchase price allocations for Pride Electric, Inc. and Roadrunner Ready Mix, Inc. are preliminary and will be finalized within one year of the respective acquisition dates. The Company issued debt and equity securities to finance these acquisitions.
In 2018, the gross aggregate consideration for acquisitions was $168.1 million in cash, subject to certain adjustments, and 721,610 shares of common stock with a market value of $20.3 million as of the respective acquisition date. Due to the holding period restriction on the common stock, the share consideration was discounted to a fair value of approximately $18.2 million, as reflected in the Company's financial statements. In addition to the issuance of the Company's equity securities, the Company issued debt to finance these acquisitions.
During the third quarter of 2019, the Company finalized its valuation of the assets acquired and liabilities assumed in conjunction with the acquisition in 2018 of Sweetman Construction Company. As a result, measurement period adjustments were made to the previously disclosed provisional fair values. At December 31, 2019, the purchase price adjustments for all business combinations that occurred in 2018 had been finalized. These adjustments did not have a material impact on the Company's consolidated results of operations. The aggregate total consideration for the 2018 acquisitions and the final amounts allocated to the assets acquired and liabilities assumed were as follows:

	December 31, 2018	Measurement Period Adjustments	December 31, 2019
	(In thousands)
Assets
Current assets:
Receivables, net	$18,984	$—	$18,984
Inventories	10,329	(228)	10,101
Other current assets	515	(14)	501
Total current assets	29,828	(242)	29,586
Property, plant and equipment	131,766	6,669	138,435
Deferred charges and other assets:
Goodwill	33,131	(6,669)	26,462
Other intangible assets, net	8,227	—	8,227
Other	927	—	927
Total deferred charges and other assets	42,285	(6,669)	35,616
Total assets acquired	$203,879	$(242)	$203,637
Liabilities
Current liabilities	$11,122	$(242)	$10,880
Deferred credits and other liabilities:
Asset retirement obligation	914	—	914
Deferred income taxes	5,565	—	5,565
Total deferred credits and other liabilities	6,479	—	6,479
Total liabilities assumed	$17,601	$(242)	$17,359
Total consideration (fair value)	$186,278	$—	$186,278

For the years ended December 31, 2019 and 2018, costs incurred for acquisitions were $655,000 and $1.5 million, respectively, and are included in operation and maintenance expense on the Consolidated Statements of Income.
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

MDU Resources Group, Inc. Form 10-K 81

Part II

On June 27, 2016, the Company sold Dakota Prairie Refining to Tesoro. During 2015 and 2016, the Company sold substantially all of Fidelity's oil and natural gas assets. In July 2018, the Company completed the sale of a majority of the remaining property, plant and equipment of Fidelity. The sales of Dakota Prairie Refining and Fidelity were part of the Company's strategic plan to grow its capital investments in the remaining business segments, reduce exposure to commodity pricing and to focus on creating a greater long-term value.
At December 31, 2019 and 2018, the Company’s deferred tax assets included in assets held for sale of $1.3 million and $1.9 million, respectively, were largely comprised of state alternative minimum tax credits.
The carrying amounts of the major classes of assets and liabilities classified as held for sale on the Consolidated Balance Sheets at December 31 were as follows:

	2019	2018
	(In thousands)
Assets
Current assets:
Receivables, net	$425	$430
Total current assets held for sale	425	430
Noncurrent assets:
Deferred income taxes	1,265	1,926
Other	161	161
Total noncurrent assets held for sale	1,426	2,087
Total assets held for sale	$1,851	$2,517
Liabilities
Current liabilities:
Accounts payable	$—	$80
Taxes payable	1,279	1,451
Other accrued liabilities	2,232	2,470
Total current liabilities held for sale	3,511	4,001
Total liabilities held for sale	$3,511	$4,001

The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income for the years ended December 31 were as follows:

	2019	2018	2017
	(In thousands)
Operating revenues	$103	$(459)	$465
Operating expenses	290	921	(4,607)
Operating income (loss)	(187)	(1,380)	5,072
Other income (expense)	—	12	(13)
Interest expense	—	575	250
Income (loss) from discontinued operations before income taxes	(187)	(1,943)	4,809
Income taxes*	(474)	(4,875)	8,592
Income (loss) from discontinued operations	$287	$2,932	$(3,783)

*	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

Note 5 - Leases
Most of the leases the Company enters into are for equipment, buildings, easements and vehicles as part of their ongoing operations. The Company also leases certain equipment to third parties through its utility and construction services segments. The Company determines if an arrangement contains a lease at inception of a contract and accounts for all leases in accordance with ASC 842 - Leases. For more information on the adoption of ASC 842, see Note 1.

82 MDU Resources Group, Inc. Form 10-K

Part II

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
Lessee accounting
The leases the Company has entered into as part of its ongoing operations are considered operating leases and are recognized on the Consolidated Balance Sheets as right-of-use assets, current lease liabilities and, if applicable, noncurrent lease liabilities. The corresponding lease costs are included in operation and maintenance expense on the Consolidated Statements of Income.
Generally, the leases for vehicles and equipment have a term of five years or less and buildings and easements have a longer term of up to 35 years or more. To date, the Company does not have any residual value guarantee amounts probable of being owed to a lessor, financing leases or material agreements with related parties.
The following tables provide information on the Company's operating leases at and for the year ended December 31, 2019:

(In thousands)
Lease costs:
Operating lease cost	$43,759
Variable lease cost	1,555
Short-term lease cost	120,030
Total lease costs	$165,344

(Dollars in thousands)
Weighted average remaining lease term	3.13 years
Weighted average discount rate	4.41%
Cash paid for amounts included in the measurement of lease liabilities	$43,477

The reconciliation of the future undiscounted cash flows to the operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2019, was as follows:

(In thousands)
2020	$35,156
2021	24,893
2022	16,932
2023	10,227
2024	7,368
Thereafter	47,926
Total	142,502
Less discount	27,096
Total operating lease liabilities	$115,406
The undiscounted annual minimum lease payments due under the Company's leases following the previous lease accounting standard as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases	$37,740	$26,255	$17,868	$11,647	$7,278	$49,098

Lessor accounting
The Company leases certain equipment to third parties, which are considered operating leases. The Company recognized revenue from operating leases of $51.5 million for the year ended December 31, 2019.
The majority of the Company's operating leases are short-term leases of less than 12 months. At December 31, 2019, the Company had $11.3 million of lease receivables with a majority due within 12 months or less.

MDU Resources Group, Inc. Form 10-K 83

Part II

Note 6 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2019, were as follows:

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,482	(6,669)	217,234
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,105	$(6,669)	$681,358

The changes in the carrying amount of goodwill for the year ended December 31, 2018, were as follows:

	Balance at January 1, 2018	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2018
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	176,290	33,131	—	209,421
Construction services	109,765	—	—	109,765
Total	$631,791	$33,131	$—	$664,922

During 2019 and 2018, the Company completed three and four business combinations, respectively, and the results of these acquisitions have been included in the Company's construction materials and contracting and construction services segments. These business combinations increased the construction materials and contracting segment's goodwill balance at December 31, 2019 and 2018, respectively, and increased the construction services segment's goodwill balance at December 31, 2019, as noted in the previous tables. At December 31, 2019 and 2018, the impacts of these business combinations on other intangible assets resulted in an increase of $6.8 million and $8.2 million, respectively. For more information related to these business combinations, see Note 3.
Other amortizable intangible assets at December 31 were as follows:

	2019	2018
	(In thousands)
Customer relationships	$17,958	$22,720
Less accumulated amortization	6,268	13,535
	11,690	9,185
Noncompete agreements	3,439	2,605
Less accumulated amortization	1,957	1,956
	1,482	649
Other	8,094	6,458
Less accumulated amortization	6,020	5,477
	2,074	981
Total	$15,246	$10,815

Amortization expense for amortizable intangible assets for the years ended December 31, 2019, 2018 and 2017, was $2.4 million, $1.2 million and $2.0 million, respectively. The amounts of estimated amortization expense for identifiable intangible assets as of December 31, 2019, were:

	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Amortization expense	$3,365	$2,016	$1,968	$1,924	$1,610	$4,363

84 MDU Resources Group, Inc. Form 10-K

Part II

Note 7 - Regulatory Assets and Liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery Period	*	2019	2018
			(In thousands)
Regulatory assets:
Pension and postretirement benefits (a)	(e)		$157,069	$165,898
Natural gas costs recoverable through rate adjustments (a) (b)	Up to 3 years		89,204	42,652
Asset retirement obligations (a)	Over plant lives		66,000	60,097
Plants to be retired (a)	-		32,931	—
Cost recovery mechanisms (a) (b)	Up to 3 years		19,396	17,948
Manufactured gas plant sites remediation (a)	-		15,347	17,068
Taxes recoverable from customers (a)	Over plant lives		11,486	11,946
Conservation programs (a) (b)	Up to 3 years		7,405	7,494
Long-term debt refinancing costs (a)	Up to 18 years		4,286	4,898
Costs related to identifying generation development (a)	Up to 7 years		2,052	2,508
Other (a) (b)	Up to 19 years		12,221	9,608
Total regulatory assets			$417,397	$340,117
Regulatory liabilities:
Taxes refundable to customers (c) (d)			$249,506	$277,833
Plant removal and decommissioning costs (c)			173,722	173,143
Natural gas costs refundable through rate adjustments (d)			23,825	29,995
Pension and postretirement benefits (c)			18,065	15,264
Other (c) (d)			25,187	25,197
Total regulatory liabilities			$490,305	$521,432
Net regulatory position			$(72,908)	$(181,315)

*	Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.

(a)	Included in deferred charges and other assets - other on the Consolidated Balance Sheets.

(b)	Included in prepayments and other current assets on the Consolidated Balance Sheets.

(c)	Included in deferred credits and other liabilities - other on the Consolidated Balance Sheets.

(d)	Included in other accrued liabilities on the Consolidated Balance Sheets.

(e)	Recovered as expense is incurred or cash contributions are made.

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. As of December 31, 2019 and 2018, approximately $276.5 million and $313.5 million, respectively, of regulatory assets were not earning a rate of return.
During the first quarter of 2019 and the fourth quarter of 2018, the Company experienced increased natural gas costs in certain jurisdictions where it supplies natural gas. The Company has recorded these natural gas costs as regulatory assets as they are expected to be recovered from customers, as discussed in Note 19.
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units in early 2021 and early 2022. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and has recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The Company expects to recover the regulatory assets related to the plants to be retired in future rates.
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

MDU Resources Group, Inc. Form 10-K 85

Part II

Note 8 - Fair Value Measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified defined benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $87.0 million and $73.8 million at December 31, 2019 and 2018, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2019 and 2017, were $13.2 million and $9.3 million, respectively. The net unrealized loss on these investments for the year ended December 31, 2018, was $3.6 million. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

December 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,804	$87	$10	$9,881
U.S. Treasury securities	1,228	1	—	1,229
Total	$11,032	$88	$10	$11,110

December 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,473	$21	$162	$10,332
U.S. Treasury securities	179	—	—	179
Total	$10,652	$21	$162	$10,511

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2019 and 2018, there were no transfers between Levels 1 and 2.

86 MDU Resources Group, Inc. Form 10-K

Part II

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
	(In thousands)
Assets:
Money market funds	$—	$8,440	$—	$8,440
Insurance contract*	—	87,009	—	87,009
Available-for-sale securities:
Mortgage-backed securities	—	9,881	—	9,881
U.S. Treasury securities	—	1,229	—	1,229
Total assets measured at fair value	$—	$106,559	$—	$106,559

*
The insurance contract invests approximately 51 percent in fixed-income investments, 23 percent in common stock of large-cap companies, 12 percent in common stock of mid-cap companies, 10 percent in common stock of small-cap companies, 3 percent in target date investments and 1 percent in cash equivalents.

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
In the second quarter of 2019, the Company reviewed a non-utility investment at its electric and natural gas distribution segments for impairment. This was a cost-method investment and was written down to zero using the income approach to determine its fair value, requiring the Company to record a write-down of $2.0 million, before tax. The fair value of this investment was categorized as Level 3 in the fair value hierarchy. The reduction is reflected in investments on the Consolidated Balance Sheet, as well as within other income on the Consolidated Statement of Income.
The Company performed a fair value assessment of the assets acquired and liabilities assumed in the business combinations that occurred during 2019 and 2018. For more information on these Level 2 and Level 3 fair value measurements, see Note 3.

MDU Resources Group, Inc. Form 10-K 87

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

	2019	2018
	(In thousands)
Carrying Amount	$2,243,107	$2,108,695
Fair Value	$2,418,631	$2,183,819

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 9 - Debt
Certain debt instruments of the Company's subsidiaries, including those discussed later, contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at December 31, 2019. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries:

Company	Facility		Facility Limit		Amount Outstanding at December 31, 2019		Amount Outstanding at December 31, 2018		Letters of Credit at December 31, 2019		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$118.6	(b)	$48.5		$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(c)	$64.6		$53.8		$2.2	(d)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(e)	$24.5		$56.3		$1.4	(d)	6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(f)	$600.0		$104.3	(b)	$289.6	(b)	$—		12/19/24

(a)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). There were no amounts outstanding under the revolving credit agreement at December 31, 2019, and $48.5 million was outstanding at December 31, 2018.

(b)	Amount outstanding under commercial paper program.

(c)	Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.

(d)	Outstanding letter(s) of credit reduce the amount available under the credit agreement.

(e)	Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.

(f)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). There were no amounts outstanding under the revolving credit agreement.

The respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under their credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries.

88 MDU Resources Group, Inc. Form 10-K

Part II

The following includes information related to the preceding table.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2019	2019	2018
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to November 18, 2059	4.45%	$1,850,000	$1,381,000
Commercial paper supported by revolving credit agreements	2.04%	222,900	338,100
Term Loan Agreement due on September 3, 2032	2.00%	9,100	209,800
Credit agreements due on June 7, 2024	4.40%	89,050	110,100
Medium-Term Notes due on dates ranging from September 1, 2020 to March 16, 2029	6.68%	50,000	50,000
Other notes due on dates ranging from July 15, 2021 to November 30, 2038	4.48%	29,117	25,229
Less unamortized debt issuance costs		7,010	5,207
Less discount		50	327
Total long-term debt		2,243,107	2,108,695
Less current maturities		16,540	251,854
Net long-term debt		$2,226,567	$1,856,841

Montana-Dakota On January 1, 2019, the Company's revolving credit agreement and commercial paper program became Montana-Dakota's revolving credit agreement and commercial paper program as a result of the Holding Company Reorganization. The outstanding balance of the revolving credit agreement was also transferred to Montana-Dakota. All of the related terms and covenants of the credit agreements remained the same. For more information on the reorganization, see Note 1.
On December 19, 2019, Montana-Dakota amended and restated its revolving credit agreement extending the maturity date to December 19, 2024. Montana-Dakota's revolving credit agreement supports its commercial paper program. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings.
The credit agreement contains customary covenants and provisions, including covenants of Montana-Dakota not to permit, as of the end of any fiscal quarter, the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent. Other covenants include limitations on the sale of certain assets and on the making of certain loans and investments.
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
Montana-Dakota's ratio of total debt to total capitalization at December 31, 2019, was 52 percent.
Cascade On June 7, 2019, Cascade amended its revolving credit agreement to increase the borrowing capacity to $100.0 million and extend the maturity date to June 7, 2024. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
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
Cascade's ratio of total debt to total capitalization at December 31, 2019, was 53 percent.

MDU Resources Group, Inc. Form 10-K 89

Part II

Intermountain On June 7, 2019, Intermountain amended its revolving credit agreement to extend the maturity date to June 7, 2024. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
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
Intermountain's ratio of total debt to total capitalization at December 31, 2019, was 50 percent.
Centennial On December 19, 2019, Centennial amended and restated its revolving credit agreement to increase the borrowing capacity to $600.0 million and extend the maturity date to December 19, 2024. Centennial's revolving credit agreement supports its commercial paper program. Commercial paper borrowings under this agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued commercial paper borrowings.
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
Centennial's ratio of total debt to total capitalization at December 31, 2019, was 34 percent.
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
WBI Energy Transmission On July 26, 2019, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to increase capacity to $300.0 million and extend the issuance period to May 16, 2022. On December 16, 2019, WBI Energy Transmission issued $45.0 million of senior notes under the private shelf agreement with a maturity date of December 16, 2034, at an interest rate of 4.17 percent. WBI Energy Transmission had $170.0 million of notes outstanding at December 31, 2019, which reduced the remaining capacity under this uncommitted private shelf agreement to $130.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt and restrictions on the sale of certain assets and the making of certain investments.
WBI Energy Transmission's ratio of total debt to total capitalization at December 31, 2019, was 40 percent.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, for the five years and thereafter following December 31, 2019, were as follows:

	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Long-term debt maturities	$16,540	$1,528	$148,021	$77,921	$373,372	$1,632,785

90 MDU Resources Group, Inc. Form 10-K

Part II

Note 10 - Asset Retirement Obligations
The Company records obligations related to retirement costs of natural gas distribution mains and lines, natural gas transmission lines, natural gas storage wells, decommissioning of certain electric generating facilities, reclamation of certain aggregate properties, special handling and disposal of hazardous materials at certain electric generating facilities, natural gas distribution facilities and buildings, and certain other obligations as asset retirement obligations.
A reconciliation of the Company's liability, which is included in other accrued liabilities and deferred credits and other liabilities - other on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2019	2018
	(In thousands)
Balance at beginning of year	$375,553	$341,969
Liabilities incurred	25,869	13,424
Liabilities acquired	486	1,002
Liabilities settled	(7,097)	(3,699)
Accretion expense*	19,789	18,242
Revisions in estimates	2,975	4,615
Balance at end of year	$417,575	$375,553

*	Includes $18.3 million and $16.8 million in 2019 and 2018, respectively, related to regulatory assets.

The Company believes that largely all expenses related to asset retirement obligations at the Company's regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets. For more information on the Company's regulatory assets and liabilities, see Note 7.
Note 11 - Preferred Stock
The Company currently has 2.0 million shares of preferred stock authorized to be issued with a $100 par value. At December 31, 2019, there were no shares outstanding. At December 31, 2018, there were no shares outstanding. On April 1, 2017, the Company redeemed all outstanding 4.50% Series and 4.70% Series preferred stocks at $105 per share and $102 per share, respectively, for a repurchase price of approximately $15.6 million and $300,000 of redeemable preferred stock classified as long-term debt.
Note 12 - Common Stock
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid quarterly dividends for more than 80 consecutive years with an increase in the dividend amount for the last 29 consecutive years. For the years ended December 31, 2019, 2018 and 2017, dividends declared on common stock were $.8150, $.7950 and $.7750 per common share, respectively. Dividends on common stock are paid quarterly to the stockholders of record less than 30 days prior to the distribution date. For the years ended December 31, 2019, 2018 and 2017, the dividends declared to common stockholders were $162.1 million, $155.7 million and $151.5 million, respectively.
The declaration and payment of dividends of the Company is at the sole discretion of the board of directors. In addition, the Company's subsidiaries are generally restricted to paying dividends out of capital accounts or net assets. The following discusses the most restrictive limitations.
Pursuant to a covenant under a credit agreement, Centennial may only declare or pay distributions if as of the last day of any fiscal quarter, the ratio of Centennial's average consolidated indebtedness as of the last day of such fiscal quarter and each of the preceding three fiscal quarters to Centennial's Consolidated EBITDA does not exceed 3.5 to 1. In addition, certain credit agreements and regulatory limitations of the Company's subsidiaries also contain restrictions on dividend payments. The most restrictive limitation requires the Company's subsidiaries not to permit the ratio of funded debt to capitalization to be greater than 65 percent. Based on this limitation, approximately $1.4 billion of the net assets of the Company's subsidiaries, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2019.
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements. Any public offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder. The Company's board of directors currently has authorized the issuance and sale of up to an aggregate of $1.0 billion worth of such securities.

MDU Resources Group, Inc. Form 10-K 91

Part II

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
The Company issued 3.6 million shares of common stock for the year ended December 31, 2019, pursuant to the “at-the-market” offering. For the year ended December 31, 2019, the Company received net proceeds of $94.0 million and paid commissions to the sales agents of approximately $950,000 in connection with the sales of common stock under the "at-the-market" offering. The net proceeds were used for capital expenditures and acquisitions. As of December 31, 2019, the Company had remaining capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.
The K-Plan provides participants the option to invest in the Company's common stock. For the years ended December 31, 2019, 2018 and 2017, the K-Plan purchased shares of common stock on the open market or issued original issue common stock of the Company. At December 31, 2019, there were 7.3 million shares of common stock reserved for original issuance under the K-Plan.
Note 13 - Stock-Based Compensation
The Company has stock-based compensation plans under which it is currently authorized to grant restricted stock and other stock awards. As of December 31, 2019, there were 4.6 million remaining shares available to grant under these plans. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
Total stock-based compensation expense (after tax) was $6.5 million, $4.6 million and $2.7 million in 2019, 2018 and 2017, respectively.
As of December 31, 2019, total remaining unrecognized compensation expense related to stock-based compensation was approximately $9.7 million (before income taxes) which will be amortized over a weighted average period of 1.6 years.
Stock awards
Non-employee directors receive shares of common stock in addition to and in lieu of cash payment for directors' fees. Shares of common stock were issued under the non-employee director stock compensation plan or the non-employee director long-term incentive compensation plan in 2019, 2018 and 2017. There were 41,644 shares with a fair value of $1.2 million, 38,605 shares with a fair value of $1.0 million and 40,572 shares with a fair value of $1.1 million issued to non-employee directors during the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted stock awards
In February 2018, the Company granted restricted stock awards under the long-term performance-based incentive plan to certain key employees. The restricted stock awards granted will vest after three years. The grant-date fair value is the market price of the Company's stock on the grant date. At December 31, 2019, the total nonvested shares were 22,838 with a weighted average grant-date fair value of $27.48 per share.
Performance share awards
Since 2003, key employees of the Company have been granted performance share awards each year under the long-term performance-based incentive plan. Entitlement to performance shares is established by either the market condition or the performance metrics and service condition relative to the designated award.
Target grants of performance shares outstanding at December 31, 2019, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2018	2018-2020	246,309
February 2019	2019-2021	327,194

92 MDU Resources Group, Inc. Form 10-K

Part II

Under the market condition for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares based on the Company's total shareholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants applicable to the market condition for certain performance shares issued in 2019, 2018 and 2017 were:

			2019			2018			2017
Weighted average grant-date fair value			$35.07			$34.55			$24.31
Blended volatility range	19.50%	–	19.69%	17.87%	–	22.14%	22.70%	–	25.56%
Risk-free interest rate range	2.46%	–	2.55%	1.86%	–	2.46%	.69%	–	1.61%
Weighted average discounted dividends per share			$2.85			$2.46			$1.70

Under the performance conditions for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares. The performance conditions are based on the Company's compound annual growth rate in earnings from continuing operations before interest, taxes, depreciation, depletion and amortization and the Company's compound annual growth rate in earnings from continuing operations. The weighted average grant-date fair value per share for the performance shares applicable to these performance conditions issued in 2019 and 2018 was $26.25 and $27.48, respectively.
The fair value of the performance shares that vested during the years ended December 31, 2019 and 2017, was $9.7 million and $9.6 million, respectively. There were no performance shares that vested in 2018.
A summary of the status of the performance share awards for the year ended December 31, 2019, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	668,791	$23.03
Granted	327,194	30.66
Additional performance shares earned	103,159	14.60
Less:
Vested	398,919	15.52
Forfeited	126,722	24.31
Nonvested at end of period	573,503	$30.81
Note 14 - Income Taxes
The components of income before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2019	2018	2017
	(In thousands)
United States	$398,532	$317,655	$350,064
Foreign	(87)	(784)	(37)
Income before income taxes from continuing operations	$398,445	$316,871	$350,027

MDU Resources Group, Inc. Form 10-K 93

Part II

Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows:

	2019	2018	2017
	(In thousands)
Current:
Federal	$(3,502)	$(15,901)	$74,272
State	3,366	3,651	16,192
	(136)	(12,250)	90,464
Deferred:
Income taxes:
Federal	50,218	50,755	(24,497)
State	12,098	7,206	(864)
Investment tax credit - net	1,099	1,774	(62)
	63,415	59,735	(25,423)
Total income tax expense	$63,279	$47,485	$65,041

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
The Company's regulated operations prepared a one-time revaluation of the Company's regulatory deferred tax assets and liabilities in the fourth quarter of 2017 related to the enactment of the TCJA. The revaluation was deferred under regulatory accounting as the Company worked with the various regulators to determine the amount and timing of amounts to be returned to customers. In the third quarter of 2018, the Company reversed a regulatory liability recorded in 2017 based on a FERC final accounting order being issued, which resulted in a $4.2 million tax benefit.
The changes included in the TCJA were broad and complex. The SEC issued rules that allowed for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. The Company reviewed the impacts of the TCJA and completed its assessment of the transitional impacts during the period ending December 31, 2018, of which there were no such material adjustments.

94 MDU Resources Group, Inc. Form 10-K

Part II

Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Postretirement	$51,075	$51,930
Compensation-related	37,330	29,885
Operating lease liabilities	24,459	—
Asset retirement obligations	7,450	7,083
Customer advances	7,325	7,734
Legal and environmental contingencies	6,601	6,729
Federal renewable energy credit	5,343	8,015
Alternative minimum tax credit carryforward	—	13,404
Other	32,533	37,347
Total deferred tax assets	172,116	162,127
Deferred tax liabilities:
Depreciation and basis differences on property, plant and equipment	511,867	476,832
Postretirement	48,927	44,432
Operating lease right-of-use-assets	24,436	—
Intangible asset amortization	18,930	17,752
Other	61,385	39,712
Total deferred tax liabilities	665,545	578,728
Valuation allowance	13,154	13,484
Net deferred income tax liability	$506,583	$430,085

As of December 31, 2019 and 2018, the Company had various state income tax net operating loss carryforwards of $149.8 million and $153.2 million, respectively, and federal and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $43.7 million and $43.5 million, respectively. Included in the state credits are various regulatory investment tax credits of approximately $37.4 million and $32.2 million at December 31, 2019 and 2018, respectively. The federal income tax credit carryforwards expire in 2040 if not utilized and state income tax credit carryforwards are due to expire between 2020 and 2033. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.
The following table reconciles the change in the net deferred income tax liability from December 31, 2018, to December 31, 2019, to deferred income tax expense:

2019
(In thousands)
Change in net deferred income tax liability from the preceding table	$76,498
Deferred taxes associated with other comprehensive loss	1,631
Deferred taxes associated with TCJA enactment for regulated activities	(11,904)
Other	(2,810)
Deferred income tax expense for the period	$63,415

MDU Resources Group, Inc. Form 10-K 95

Part II

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$83,674	21.0	$66,543	21.0	$122,509	35.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	14,029	3.5	12,190	3.8	10,724	3.1
Federal renewable energy credit	(15,843)	(4.0)	(11,759)	(3.7)	(13,958)	(4.0)
Tax compliance and uncertain tax positions	(2,739)	(.7)	(2,725)	(.9)	(643)	(.2)
Domestic production deduction	—	—	—	—	(6,849)	(2.0)
Excess deferred income tax amortization	(11,904)	(3.0)	(9,319)	(2.9)	(397)	—
TCJA revaluation	—	—	(5,947)	(1.9)	(47,242)	(13.5)
TCJA revaluation related to accumulated other comprehensive loss balance	—	—	(42)	—	7,735	2.2
Other	(3,938)	(.9)	(1,456)	(.4)	(6,838)	(2.0)
Total income tax expense	$63,279	15.9	$47,485	15.0	$65,041	18.6

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2015. With few exceptions, as of December 31, 2019, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2015.
For the years ended December 31, 2019, 2018 and 2017, total reserves for uncertain tax positions were not material. The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in income tax expense.
Note 15 - Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2019	2018	2017
	(In thousands)
Interest, net*	$93,414	$83,009	$79,638
Income taxes paid (refunded), net**	$(8,475)	$16,041	$112,137

*	AFUDC - borrowed was $2.8 million, $2.3 million and $966,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

**	Income taxes paid (refunded), including discontinued operations, were $(9.4) million, $5.5 million and $9.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Noncash investing and financing transactions at December 31 were as follows:

	2019	2018	2017
	(In thousands)
Property, plant and equipment additions in accounts payable	$46,119	$42,355	$29,263
Issuance of common stock in connection with acquisition	$—	$18,186	$—
Debt assumed in connection with a business combination	$1,163	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,880	$—	$—

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

96 MDU Resources Group, Inc. Form 10-K

Part II

The pipeline and midstream segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides cathodic protection and other energy-related services.
The construction materials and contracting segment mines, processes and sells construction aggregates (crushed stone, sand and gravel); produces and sells asphalt mix; and supplies ready-mixed concrete. This segment focuses on vertical integration of its contracting services with its construction materials to support the aggregate based product lines including aggregate placement, asphalt and concrete paving, and site development and grading. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services. This segment operates in the central, southern and western United States, including Alaska and Hawaii.
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

MDU Resources Group, Inc. Form 10-K 97

Part II

The information below follows the same accounting policies as described in Note 1. Information on the Company's segments as of December 31 and for the years then ended was as follows:

	2019	2018	2017
		(In thousands)
External operating revenues:
Regulated operations:
Electric	$351,725	$335,123	$342,805
Natural gas distribution	865,222	823,247	848,388
Pipeline and midstream	62,357	54,857	53,566
	1,279,304	1,213,227	1,244,759
Nonregulated operations:
Pipeline and midstream	21,835	23,161	19,602
Construction materials and contracting	2,189,651	1,925,185	1,811,964
Construction services	1,845,896	1,369,772	1,366,317
Other	90	207	709
	4,057,472	3,318,325	3,198,592
Total external operating revenues	$5,336,776	$4,531,552	$4,443,351
Intersegment operating revenues:
Regulated operations:
Electric	$—	$—	$—
Natural gas distribution	—	—	—
Pipeline and midstream	56,037	50,580	48,867
	56,037	50,580	48,867
Nonregulated operations:
Pipeline and midstream	215	325	178
Construction materials and contracting	1,066	669	565
Construction services	3,370	1,681	1,285
Other	16,461	11,052	7,165
	21,112	13,727	9,193
Intersegment eliminations	(77,149)	(64,307)	(58,060)
Total intersegment operating revenues	$—	$—	$—
Depreciation, depletion and amortization:
Electric	$58,721	$50,982	$47,715
Natural gas distribution	79,564	72,486	69,381
Pipeline and midstream	21,220	17,896	16,788
Construction materials and contracting	77,450	61,158	55,862
Construction services	17,038	15,728	15,739
Other	2,024	1,955	2,001
Total depreciation, depletion and amortization	$256,017	$220,205	$207,486
Operating income (loss):
Electric	$64,039	$65,148	$79,902
Natural gas distribution	69,188	72,336	84,239
Pipeline and midstream	42,796	36,128	36,004
Construction materials and contracting	179,955	141,426	143,230
Construction services	126,426	86,764	81,292
Other	(1,184)	(79)	(619)
Total operating income	$481,220	$401,723	$424,048

98 MDU Resources Group, Inc. Form 10-K

Part II

	2019	2018	2017
		(In thousands)
Interest expense:
Electric	$25,334	$25,860	$25,377
Natural gas distribution	35,488	30,768	31,234
Pipeline and midstream	7,198	5,964	4,990
Construction materials and contracting	23,792	17,290	14,778
Construction services	5,331	3,551	3,742
Other	1,859	2,762	3,564
Intersegment eliminations	(415)	(1,581)	(897)
Total interest expense	$98,587	$84,614	$82,788
Income taxes:
Electric	$(12,650)	$(6,482)	$7,699
Natural gas distribution	1,405	4,075	22,756
Pipeline and midstream	7,219	2,677	12,281
Construction materials and contracting	37,389	28,357	5,405
Construction services	29,973	20,000	25,558
Other	(57)	(1,142)	(1,809)
Intersegment eliminations	—	—	(6,849)
Total income taxes	$63,279	$47,485	$65,041
Earnings on common stock:
Regulated operations:
Electric	$54,763	$47,000	$49,366
Natural gas distribution	39,517	37,732	32,225
Pipeline and midstream	28,255	26,905	20,620
	122,535	111,637	102,211
Nonregulated operations:
Pipeline and midstream	1,348	1,554	(127)
Construction materials and contracting	120,371	92,647	123,398
Construction services	92,998	64,309	53,306
Other	(2,086)	(761)	(1,422)
	212,631	157,749	175,155
Intersegment eliminations (a)	—	—	6,849
Earnings on common stock before income (loss) from discontinued operations	335,166	269,386	284,215
Income (loss) from discontinued operations, net of tax (a)	287	2,932	(3,783)
Earnings on common stock	$335,453	$272,318	$280,432
Capital expenditures:
Electric	$99,449	$186,105	$109,107
Natural gas distribution	206,799	205,896	146,981
Pipeline and midstream	71,477	70,057	31,054
Construction materials and contracting	190,092	280,396	44,302
Construction services	60,500	25,081	18,630
Other	8,181	1,768	1,850
Total capital expenditures (b)	$636,498	$769,303	$351,924

MDU Resources Group, Inc. Form 10-K 99

Part II

	2019	2018	2017
		(In thousands)
Assets:
Electric (c)	$1,680,194	$1,613,822	$1,470,922
Natural gas distribution (c)	2,574,965	2,375,871	2,201,081
Pipeline and midstream	677,482	616,959	566,295
Construction materials and contracting	1,684,161	1,508,032	1,238,696
Construction services	761,127	604,798	591,382
Other (d)	303,279	266,111	261,419
Assets held for sale	1,851	2,517	4,871
Total assets	$7,683,059	$6,988,110	$6,334,666
Property, plant and equipment:
Electric (c)	$2,227,145	$2,148,569	$1,982,264
Natural gas distribution (c)	2,688,123	2,499,093	2,319,845
Pipeline and midstream	834,215	764,959	700,284
Construction materials and contracting	1,910,562	1,768,006	1,560,048
Construction services	213,370	188,586	177,265
Other	35,213	28,108	31,123
Less accumulated depreciation, depletion and amortization	2,991,486	2,818,644	2,691,641
Net property, plant and equipment	$4,917,142	$4,578,677	$4,079,188

(a)	Includes eliminations for the presentation of income tax adjustments between continuing and discontinued operations.

(b)
Capital expenditures for 2019, 2018 and 2017 include noncash transactions such as the issuance of the Company's equity securities in connection with acquisitions, capital expenditure-related accounts payable and AFUDC, totaling $4.8 million, $33.4 million and $10.5 million, respectively.

(c)	Includes allocations of common utility property.

(d)	Includes assets not directly assignable to a business (i.e. cash and cash equivalents, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

Note 17 - Employee Benefit Plans
Pension and other postretirement benefit plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. The Company uses a measurement date of December 31 for all of its pension and postretirement benefit plans.
Prior to 2013, defined benefit pension plan benefits and accruals for all nonunion and certain union plans were frozen and on June 30, 2015, the remaining union plan was frozen. These employees were eligible to receive additional defined contribution plan benefits. In October 2018, the Company transferred the liability of certain participants in the defined benefit pension plan, who are currently receiving benefits, to an annuity company. The transfer of the benefit payments for these participants reduced the Company's liability and future premiums.
Effective January 1, 2010, eligibility to receive retiree medical benefits was modified at certain of the Company's businesses. Employees who had attained age 55 with 10 years of continuous service by December 31, 2010, were provided the option to choose between a pre-65 comprehensive medical plan coupled with a Medicare supplement or a specified company funded Retiree Reimbursement Account, regardless of when they retire. All other eligible employees must meet the new eligibility criteria of age 60 and 10 years of continuous service at the time they retire to be eligible for a specified company funded Retiree Reimbursement Account. Employees hired after December 31, 2009, will not be eligible for retiree medical benefits at certain of the Company's businesses.
In 2012, the Company modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage was replaced by a fixed-dollar subsidy for retirees and spouses to be used to purchase individual insurance through an exchange.

100 MDU Resources Group, Inc. Form 10-K

Part II

Changes in benefit obligation and plan assets for the years ended December 31, 2019 and 2018, and amounts recognized in the Consolidated Balance Sheets at December 31, 2019 and 2018, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$391,602	$445,923	$81,201	$91,206
Service cost	—	—	1,142	1,494
Interest cost	15,225	14,591	2,986	2,899
Plan participants' contributions	—	—	1,040	1,282
Actuarial (gain) loss	40,219	(32,637)	2,632	(10,115)
Benefits paid	(25,880)	(36,275)	(5,387)	(5,565)
Benefit obligation at end of year	421,166	391,602	83,614	81,201
Change in net plan assets:
Fair value of plan assets at beginning of year	307,809	354,384	82,516	88,739
Actual gain (loss) on plan assets	58,409	(21,138)	15,731	(2,781)
Employer contribution	24,926	10,838	687	842
Plan participants' contributions	—	—	1,040	1,281
Benefits paid	(25,880)	(36,275)	(5,387)	(5,565)
Fair value of net plan assets at end of year	365,264	307,809	94,587	82,516
Funded status - over (under)	$(55,902)	$(83,793)	$10,973	$1,315
Amounts recognized in the Consolidated Balance Sheets at December 31:
Deferred charges and other assets - other	$—	$—	$30,475	20,843
Other accrued liabilities	—	—	647	660
Deferred credits and other liabilities - other	55,902	83,793	18,855	18,868
Benefit obligation assets (liabilities) - net amount recognized	$(55,902)	$(83,793)	$10,973	$1,315
Amounts recognized in accumulated other comprehensive loss:
Actuarial loss	$27,748	$28,796	$6,118	$6,372
Prior service credit	—	—	(731)	(848)
Total	$27,748	$28,796	$5,387	$5,524
Amounts recognized in regulatory assets or liabilities:
Actuarial (gain) loss	$155,484	$159,939	$(4,450)	$3,944
Prior service credit	—	—	(8,109)	(9,390)
Total	$155,484	$159,939	$(12,559)	$(5,446)

Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets. Amounts related to regulated operations are recorded as regulatory assets or liabilities and are expected to be reflected in rates charged to customers over time. For more information on regulatory assets and liabilities, see Note 7.
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
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31 were as follows:

	2019	2018
	(In thousands)
Projected benefit obligation	$421,166	$391,602
Accumulated benefit obligation	$421,166	$391,602
Fair value of plan assets	$365,264	$307,809

MDU Resources Group, Inc. Form 10-K 101

Part II

Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$—	$1,142	$1,494	$1,508
Interest cost	15,225	14,591	16,207	2,986	2,899	3,265
Expected return on assets	(18,236)	(20,753)	(20,528)	(4,804)	(4,866)	(4,641)
Amortization of prior service credit	—	—	—	(1,398)	(1,394)	(1,371)
Recognized net actuarial loss	5,548	7,005	6,355	353	640	857
Net periodic benefit cost (credit), including amount capitalized	2,537	843	2,034	(1,721)	(1,227)	(382)
Less amount capitalized	—	—	310	113	153	(370)
Net periodic benefit cost (credit)	2,537	843	1,724	(1,834)	(1,380)	(12)
Other changes in plan assets and benefit obligations recognized in accumulated comprehensive loss:
Net (gain) loss	(144)	991	(1,091)	(127)	(1,735)	1,742
Amortization of actuarial loss	(904)	(1,084)	(1,040)	(110)	(354)	(289)
Amortization of prior service (cost) credit	—	—	—	100	(220)	161
Total recognized in accumulated other comprehensive loss	(1,048)	(93)	(2,131)	(137)	(2,309)	1,614
Other changes in plan assets and benefit obligations recognized in regulatory assets or liabilities:
Net (gain) loss	189	8,263	(4,736)	(8,168)	(732)	(4,932)
Amortization of actuarial loss	(4,644)	(5,921)	(5,315)	(242)	(286)	(568)
Amortization of prior service credit	—	—	—	1,297	1,614	1,210
Total recognized in regulatory assets or liabilities	(4,455)	2,342	(10,051)	(7,113)	596	(4,290)
Total recognized in net periodic benefit cost (credit), accumulated other comprehensive loss and regulatory assets or liabilities	$(2,966)	$3,092	$(10,458)	$(9,084)	$(3,093)	$(2,688)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and regulatory assets or liabilities into net periodic benefit cost in 2020 is $7.2 million. The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss and regulatory assets or liabilities into net periodic benefit credit in 2020 are $250,000 and $1.4 million, respectively. Prior service credit is amortized on a straight-line basis over the average remaining service period of active participants.
Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	2.96%	4.03%	3.00%	4.05%
Expected return on plan assets	6.25%	6.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	4.03%	3.38%	4.05%	3.41%
Expected return on plan assets	6.25%	6.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2019, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 40 percent

102 MDU Resources Group, Inc. Form 10-K

Part II

to 50 percent equity securities and 50 percent to 60 percent fixed-income securities and the expected rate of return from these asset categories. The expected rate of return on other postretirement plan assets is based on the targeted asset allocation range of 30 percent equity securities and 70 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.
Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

	2019			2018
Health care trend rate assumed for next year	7.1%	–	7.4%	7.5%	–	8.1%
Health care cost trend rate - ultimate			4.5%			4.5%
Year in which ultimate trend rate achieved			2024			2024

The Company's other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree's age and years of service at retirement or the date of retirement. The Company contributes a flat dollar amount to the monthly premiums which is updated annually on January 1.
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have had the following effects at December 31, 2019:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$245	$(203)
Effect on postretirement benefit obligation	$3,751	$(3,155)

In 2019, the Company contributed an additional $20.0 million to its defined benefit pension plans, which increased the funded status and decreased future expenses for the plans. The Company does not expect to contribute to its defined benefit pension plans and expects to contribute approximately $660,000 to its postretirement benefit plans in 2020.
The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies at December 31, 2019, are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
		(In thousands)
2020	$24,128	$5,024	$92
2021	24,432	5,073	86
2022	24,642	5,098	80
2023	24,874	5,091	73
2024	24,924	5,000	65
2025-2029	121,205	24,242	222

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

MDU Resources Group, Inc. Form 10-K 103

Part II

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2019 and 2018, there were no transfers between Levels 1 and 2.
The fair value of the Company's pension plans' assets (excluding cash) by class were as follows:

	Fair Value Measurements at December 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
	(In thousands)
Assets:
Cash equivalents	$—	$26,166	$—	$26,166
Equity securities:
U.S. companies	14,457	—	—	14,457
International companies	—	938	—	938
Collective and mutual funds*	160,906	58,894	—	219,800
Corporate bonds	—	80,768	—	80,768
Municipal bonds	—	11,828	—	11,828
U.S. Government securities	7,296	2,082	—	9,378
Total assets measured at fair value	$182,659	$180,676	$—	$363,335

*
Collective and mutual funds invest approximately 29 percent in common stock of international companies, 21 percent in common stock of large-cap U.S. companies, 18 percent in U.S. Government securities, 9 percent in corporate bonds, 6 percent in cash equivalents and 17 percent in other investments.

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

104 MDU Resources Group, Inc. Form 10-K

Part II

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
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. For the years ended December 31, 2019 and 2018, there were no transfers between Levels 1 and 2.
The fair value of the Company's other postretirement benefit plans' assets (excluding cash) by asset class were as follows:

	Fair Value Measurements at December 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
	(In thousands)
Assets:
Cash equivalents	$—	$4,017	$—	$4,017
Equity securities:
U.S. companies	2,073	—	—	2,073
International companies	—	1	—	1
Insurance contract*	10	88,486	—	88,496
Total assets measured at fair value	$2,083	$92,504	$—	$94,587

*
The insurance contract invests approximately 50 percent in corporate bonds, 25 percent in common stock of large-cap U.S. companies, 7 percent in U.S. Government securities, 7 percent in common stock of small-cap U.S. companies and 11 percent in other investments.

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

MDU Resources Group, Inc. Form 10-K 105

Part II

February 2016, the Company froze the unfunded, nonqualified defined benefit plans to new participants and eliminated benefit increases. Vesting for participants not fully vested was retained.
The projected benefit obligation and accumulated benefit obligation for these plans at December 31 were as follows:

	2019	2018
	(In thousands)
Projected benefit obligation	$99,245	$93,988
Accumulated benefit obligation	$99,245	$93,988

Components of net periodic benefit cost for these plans for the years ended December 31 were as follows:

	2019	2018	2017
	(In thousands)
Components of net periodic benefit cost:
Service cost	$109	$185	$289
Interest cost	3,473	3,157	3,494
Recognized net actuarial loss	764	1,047	883
Net periodic benefit cost	$4,346	$4,389	$4,666

Weighted average assumptions used at December 31 were as follows:

	2019	2018
Benefit obligation discount rate	2.73%	3.86%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	3.86%	3.20%
Net periodic benefit cost rate of compensation increase	N/A	N/A

The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2019, are expected to aggregate as follows:

	2020	2021	2022	2023	2024	2025-2029
	(In thousands)
Nonqualified benefits	$7,774	$7,795	$7,023	$7,219	$7,597	$35,998

In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. Expenses incurred under this plan for 2019, 2018 and 2017 were $1.6 million, $597,000 and $736,000, respectively.
The amount of investments that the Company anticipates using to satisfy obligations under these plans at December 31 was as follows:

	2019	2018
	(In thousands)
Investments
Insurance contract*	$87,009	$73,838
Life insurance**	38,659	37,274
Other	8,450	10,818
Total investments	$134,118	$121,930

*	For more information on the insurance contract, see Note 8.

**	Investments of life insurance are carried on plan participants (payable upon the employee's death).

Defined contribution plans
The Company sponsors various defined contribution plans for eligible employees and the costs incurred under these plans were $51.8 million in 2019, $42.4 million in 2018 and $41.2 million in 2017.

106 MDU Resources Group, Inc. Form 10-K

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

•
If the Company chooses to stop participating in some of its MEPPs, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

The Company's participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan's year-end at December 31, 2018, and December 31, 2017, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2019	2018		2019	2018	2017
					(In thousands)
Alaska Laborers-Employers Retirement Fund	91-6028298-001	Yellow as of 6/30/2019	Yellow as of 6/30/2018	Implemented	$815	$732	$690	No	12/31/2020
Construction Industry and Laborers Joint Pension Trust for So Nevada, Plan A	88-0135695-001	Red	Red	Implemented	544	346	377	No	6/30/2020
Edison Pension Plan	93-6061681-001	Green	Green	No	12,252	12,111	12,725	No	12/31/2020
IBEW Local 212 Pension Trust	31-6127280-001	Green as of 4/30/2019	Green as of 4/30/2018	No	1,110	1,341	1,312	No	6/1/2025
IBEW Local 357 Pension Plan A	88-6023284-001	Green	Green	No	10,162	3,460	3,286	No	5/31/2021
IBEW Local 648 Pension Plan	31-6134845-001	Yellow as of 2/28/2019	Yellow as of 2/28/2018	Implemented	728	2,175	2,254	No	8/29/2021
IBEW Local 82 Pension Plan	31-6127268-001	Green as of 6/30/2019	Green as of 6/30/2018	No	1,662	1,569	1,757	No	12/3/2023
Idaho Plumbers and Pipefitters Pension Plan	82-6010346-001	Green as of 5/31/2019	Green as of 5/31/2018	No	1,307	1,247	1,156	No	3/31/2023
Minnesota Teamsters Construction Division Pension Fund	41-6187751-001	Green as of 11/30/2018	Green as of 11/30/2017	No	673	740	826	No	4/30/2021
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	Red	Red	Implemented	1,074	738	718	No	3/31/2021- 7/31/2024
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	12,679	8,468	8,891	No	8/31/2019- 6/1/2025	*
Pension Trust Fund for Operating Engineers	94-6090764-001	Yellow	Yellow	Implemented	2,598	2,403	2,391	No	3/31/2020- 6/15/2022
Sheet Metal Workers Pension Plan of Southern CA, AZ, and NV	95-6052257-001	Yellow	Yellow	Implemented	2,119	1,774	1,016	No	6/30/2020
Southwest Marine Pension Trust	95-6123404-001	Red	Red	Implemented	132	81	48	No	1/31/2024
Other funds					24,670	21,537	19,298
Total contributions					$72,525	$58,722	$56,745

*
Plan includes contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

MDU Resources Group, Inc. Form 10-K 107

Part II

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Edison Pension Plan	2018 and 2017
IBEW Local 82 Pension Plan	2018 and 2017
IBEW Local 124 Pension Trust Fund	2018 and 2017
IBEW Local 212 Pension Trust Fund	2018 and 2017
IBEW Local 357 Pension Plan A	2018 and 2017
IBEW Local 648 Pension Plan	2018 and 2017
IBEW Local Union No 226 Open End Pension Fund	2018
Idaho Plumbers and Pipefitters Pension Plan	2018 and 2017
International Union of Operating Engineers Local 701 Pension Trust Fund	2018 and 2017
Minnesota Teamsters Construction Division Pension Fund	2018 and 2017
Pension and Retirement Plan of Plumbers and Pipefitters Local 525	2018 and 2017

The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company's total contributions to its multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $59.5 million, $51.9 million and $50.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Amounts contributed in 2019, 2018 and 2017 to defined contribution multiemployer plans were $49.2 million, $31.1 million and $32.2 million, respectively.

108 MDU Resources Group, Inc. Form 10-K

Part II

Note 18 - Jointly Owned Facilities
The consolidated financial statements include the Company's ownership interests in three coal-fired electric generating facilities (Big Stone Station, Coyote Station and Wygen III) and one major transmission line (BSSE). Each owner of the jointly owned facilities is responsible for financing its investment.
The Company's share of the jointly owned facilities operating expenses was reflected in the appropriate categories of operating expenses (electric fuel and purchased power; operation and maintenance; and taxes, other than income) in the Consolidated Statements of Income.
At December 31, the Company's share of the cost of utility plant in service, construction work in progress and related accumulated depreciation for the jointly owned facilities was as follows:

	Ownership Percentage	2019	2018
		(In thousands)
Big Stone Station:	22.7%
Utility plant in service		$152,836	$156,534
Construction work in progress		518	92
Less accumulated depreciation		46,266	49,345
		$107,088	$107,281
BSSE:	50.0%
Utility plant in service		$105,767	$—
Construction work in progress		—	105,846
Less accumulated depreciation		1,232	—
		$104,535	$105,846
Coyote Station:	25.0%
Utility plant in service		$160,235	$155,236
Construction work in progress		21	1,920
Less accumulated depreciation		107,638	105,565
		$52,618	$51,591
Wygen III:	25.0%
Utility plant in service		$67,869	$65,382
Construction work in progress		112	220
Less accumulated depreciation		10,482	9,174
		$57,499	$56,428

Note 19 - Regulatory Matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. As indicated below, certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarizes the Company's significant regulatory proceedings and cases by jurisdiction including the status of each open request. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.
MNPUC
On September 27, 2019, Great Plains filed an application with the MNPUC for a natural gas rate increase of approximately $2.9 million annually or approximately 12.0 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. On November 22, 2019, Great Plains received approval to implement an interim rate increase of approximately $2.6 million or approximately 11.0 percent, subject to refund, effective January 1, 2020. This matter is pending before the MNPUC.
MTPSC
On November 1, 2019, Montana-Dakota submitted an application with the MTPSC requesting the use of deferred accounting for the treatment of costs related to the retirement of Lewis & Clark Station in Sidney, Montana, and units 1 and 2 at Heskett Station near Mandan, North Dakota. This matter is pending before the MTPSC.

MDU Resources Group, Inc. Form 10-K 109

Part II

NDPSC
Montana-Dakota has a transmission cost adjustment rider that allows annual updates to rates for actual costs for transmission-related projects and services. On July 19, 2019, Montana-Dakota filed a change to its transmission cost adjustment rates to reflect projected charges for July 2019 through June 2020 assessed to Montana-Dakota for transmission-related services provided by MISO and Southwest Power Pool, along with the projected transmission service revenues or credits received for the same time period. Montana-Dakota also requested recovery of six transmission capital projects. Total revenues of approximately $9.2 million, which reflects a true-up of the prior period adjustment, were requested resulting in an increase of approximately $600,000 or approximately 7.2 percent over current rates, which includes approximately $1.5 million related to transmission capital projects. On October 22, 2019, the NDPSC approved the rates as requested. The rates were effective October 28, 2019.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On November 1, 2019, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revised revenue requirement of approximately $14.7 million annually, not including the prior period true-up adjustment. The update reflects a decrease of approximately $800,000 from the revenues currently included in rates. On February 19, 2020, the NDPSC approved the increase with rates effective on March 1, 2020.
On August 28, 2019, Montana-Dakota filed an application with the NDPSC for an advanced determination of prudence and a certificate of public convenience and necessity to construct, own and operate Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. This matter is pending before the NDPSC.
On September 16, 2019, Montana-Dakota submitted an application with the NDPSC requesting the use of deferred accounting for the treatment of costs related to the retirement of Lewis & Clark Station in Sidney, Montana, and units 1 and 2 at Heskett Station near Mandan, North Dakota. This matter is pending before the NDPSC.
OPUC
On December 29, 2017, Cascade filed a request with the OPUC to use deferred accounting for the 2018 net benefits associated with the implementation of the TCJA. On September 12, 2019, the OPUC approved the request, including a settlement to refund to customers approximately $1.4 million related to TJCA impacts for the period from January 2018 through March 2019. These refunds will be reflected in customers' rates over a 12-month period beginning November 1, 2019.
On June 14, 2019, Cascade filed a request with the OPUC to implement a new pipeline safety cost recovery mechanism to recover investments to replace Cascade's highest risk infrastructure which would have required Cascade to file a report annually with the OPUC detailing actual projects undertaken and the related costs incurred. This matter was denied by the OPUC on January 15, 2020.
SDPUC
On November 8, 2019, Montana-Dakota submitted an application with the SDPUC requesting the use of deferred accounting for the treatment of costs related to the retirement of Lewis & Clark Station in Sidney, Montana, and units 1 and 2 at Heskett Station near Mandan, North Dakota. The SDPUC approved the use of deferred accounting treatment as requested on January 7, 2020.
WUTC
On March 29, 2019, Cascade filed a natural gas general rate case with the WUTC requesting an increase in annual revenue of $12.7 million or approximately 5.5 percent. On September 20, 2019, Cascade filed a joint settlement agreement with the WUTC reflecting a revised annual increase of approximately $6.5 million or approximately 2.8 percent with an effective date of March 1, 2020. A settlement hearing was held on November 5, 2019. On February 3, 2020, the WUTC approved the increase with rates effective on March 1, 2020.
Cascade has a pipeline replacement cost recovery mechanism, which is designed to recover the replacement cost of the Company's most at risk pipelines. The mechanism requires an annual filing on May 31, as well as two update filings for actual costs before the November 1 effective date. On May 31, 2019, Cascade filed its seventh annual update to its pipeline cost recovery mechanism requesting an increase in revenue of approximately $1.6 million or approximately 0.7 percent. On October 10, 2019, Cascade filed a final update to the cost recovery mechanism with a revised increase in revenue of approximately $440,000 or approximately 0.2 percent annually. On October 24, 2019, the WUTC approved the increase with rates effective for services provided on or after November 1, 2019.
Cascade defers the actual cost of gas spent to serve customers and annually records a true-up to their purchased gas adjustment tariff. On September 13, 2019, Cascade filed its annual update to its purchased gas adjustment with the WUTC requesting an annual increase of approximately $12.8 million or approximately 5.7 percent for a period of three years. The requested increase is primarily due to unrecovered purchased gas costs as a result of the rupture of the Enbridge pipeline in Canada on October 9, 2018, causing increased natural gas costs. On October 24, 2019, the WUTC approved the increase with rates effective for services provided on or after November 1, 2019.

110 MDU Resources Group, Inc. Form 10-K

Part II

WYPSC
On May 23, 2019, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase of approximately $1.1 million annually or approximately 7.0 percent above current rates. The requested increase was to recover increased operating expenses and investments in distribution facilities to improve system safety and reliability. On December 17, 2019, Montana-Dakota filed a settlement agreement with the WYPSC reflecting an annual increase in revenues of approximately $830,000 or approximately 5.5 percent with rates effective March 1, 2020. This matter is pending before the WYPSC.
FERC
On December 9, 2019, MISO accepted Montana-Dakota's annual revenue requirement update to its transmission formula rates under the MISO tariff for its multi-value project for approximately $13.1 million, which was effective January 1, 2020. The update effective January 1, 2020, reflects the reduced return on equity order issued by the FERC on November 21, 2019.
Note 20 - Commitments and Contingencies
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
At December 31, 2019 and 2018, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $29.1 million and $30.4 million, respectively. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Portland Harbor Site In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of the riverbed site adjacent to a commercial property site acquired by Knife River - Northwest from Georgia-Pacific West, Inc. along the Willamette River. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site where the EPA wants responsible parties to share in the costs of cleanup. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG. Investigative costs are indicated to be in excess of $100 million. Remediation is expected to take up to 13 years with a present value cost estimate of approximately $1 billion. Corrective action will not be taken until remedial design/remedial action plans are approved by the EPA. Knife River - Northwest was also notified that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.
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

MDU Resources Group, Inc. Form 10-K 111

Part II

Manufactured Gas Plant Sites Claims have been made against Cascade for cleanup of environmental contamination at manufactured gas plant sites operated by Cascade's predecessors and a similar claim has been made against Montana-Dakota for a site operated by Montana-Dakota and its predecessors. Any accruals related to these claims are reflected in regulatory assets. For more information, see Note 7.
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
A claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirms that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. Alternative remediation options have been identified with preliminary cost estimates ranging from $340,000 to $6.4 million. Data developed through the assessment and previous investigations indicates the contamination likely derived from multiple different sources and multiple current and former owners of properties and businesses in the vicinity of the site may be responsible for the contamination. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade has entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $4.4 million has been incurred. Cascade has accrued $3.2 million for the remedial investigation and feasibility study, as well as $6.4 million for remediation of this site; however, the accrual for remediation costs will be reviewed and adjusted, if necessary, after completion of the remedial investigation and feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
A claim was made against Cascade for contamination at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for contamination from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. The other PRPs will develop a cleanup action plan and, after public review of the cleanup action plan, develop design documents. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, the plant converted to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas. Cascade has recorded an accrual for this site for an amount that is not material.
Cascade has received notices from and entered into agreement with certain of its insurance carriers that they will participate in defense of Cascade for certain of the contamination claims subject to full and complete reservations of rights and defenses to insurance coverage. To the extent these claims are not covered by insurance, Cascade intends to seek recovery of remediation costs through the OPUC and WUTC in its natural gas rates charged to customers.

112 MDU Resources Group, Inc. Form 10-K

Part II

Purchase commitments
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; employee service; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitment terms vary in length, up to 41 years. The commitments under these contracts as of December 31, 2019, were:

	2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Purchase commitments	$405,535	$250,266	$184,225	$123,166	$87,297	$678,432

These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2019, 2018 and 2017, were $686.5 million, $548.0 million and $516.1 million, respectively.
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
In 2009, multiple sale agreements were signed to sell the Company's ownership interests in the Brazilian Transmission Lines. In connection with the sale, Centennial agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries. The remaining guarantee is expected to expire in 2021. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines.
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At December 31, 2019, the fixed maximum amounts guaranteed under these agreements aggregated $174.8 million. Certain of the guarantees also have no fixed maximum amounts specified. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $162.6 million in 2020; $700,000 in 2021; $400,000 in 2022; $500,000 in 2023; $500,000 in 2024; $1.1 million thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the above guarantees at December 31, 2019. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2019, the fixed maximum amounts guaranteed under these letters of credit aggregated $33.2 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $32.7 million in 2020 and $500,000 in 2021. There were no amounts outstanding under the above letters of credit at December 31, 2019. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at December 31, 2019.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At December 31, 2019, approximately $1.1 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Variable interest entities
The Company evaluates its arrangements and contracts with other entities to determine if they are VIEs and if so, if the Company is the primary beneficiary.

MDU Resources Group, Inc. Form 10-K 113

Part II

Fuel Contract Coyote Station entered into a coal supply agreement with Coyote Creek that provides for the purchase of coal necessary to supply the coal requirements of the Coyote Station for the period May 2016 through December 2040. Coal purchased under the coal supply agreement is reflected in inventories on the Consolidated Balance Sheets and is recovered from customers as a component of electric fuel and purchased power.
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
At December 31, 2019, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage was $36.0 million.
Note 21 - Subsequent Events
On February 3, 2020, the Company acquired PerLectric, Inc., a leading electrical construction company in Fairfax, Virginia, which will be included in the Company's construction services segment. On February 14, 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business located in Spokane, Washington, which will be included in the Company's construction materials and contracting segment. To date, the initial accounting for these acquisitions is incomplete. Due to the limited time since the date of these acquisitions, it is impracticable for the Company to make business combination disclosures related to these acquisitions. The Company is still gathering the necessary information to provide such disclosures in future filings.

114 MDU Resources Group, Inc. Form 10-K

Part II

Supplementary Financial Information
Quarterly Data (Unaudited)
The following unaudited information shows selected items by quarter for the years 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2019
Operating revenues	$1,091,191	$1,303,573	$1,563,799	$1,378,213
Operating expenses	1,026,973	1,206,262	1,374,329	1,247,992
Operating income	64,218	97,311	189,470	130,221
Income from continuing operations	41,089	63,145	136,128	94,804
Income (loss) from discontinued operations, net of tax	(163)	(1,320)	1,509	261
Net income	40,926	61,825	137,637	95,065
Earnings per share - basic:
Income from continuing operations	.21	.32	.68	.47
Discontinued operations, net of tax	—	(.01)	.01	—
Earnings per share - basic	.21	.31	.69	.47
Earnings per share - diluted:
Income from continuing operations	.21	.32	.68	.47
Discontinued operations, net of tax	—	(.01)	.01	—
Earnings per share - diluted	.21	.31	.69	.47
Weighted average common shares outstanding:
Basic	196,401	198,270	199,343	200,383
Diluted	196,414	198,287	199,383	200,478

2018
Operating revenues	$976,293	$1,064,597	$1,280,787	$1,209,875
Operating expenses	906,917	990,605	1,140,783	1,091,524
Operating income	69,376	73,992	140,004	118,351
Income from continuing operations	41,960	44,075	107,369	75,982
Income (loss) from discontinued operations, net of tax	477	(273)	(118)	2,846
Net income	42,437	43,802	107,251	78,828
Earnings per share - basic:
Income from continuing operations	.22	.22	.55	.39
Discontinued operations, net of tax	—	—	—	.01
Earnings per share - basic	.22	.22	.55	.40
Earnings per share - diluted:
Income from continuing operations	.22	.22	.55	.39
Discontinued operations, net of tax	—	—	—	.01
Earnings per share - diluted	.22	.22	.55	.40
Weighted average common shares outstanding:
Basic	195,304	195,524	196,018	196,023
Diluted	195,982	196,169	196,265	196,385

Certain operations of the Company are highly seasonal and revenues from and certain expenses for such operations may fluctuate significantly among quarterly periods. Accordingly, quarterly financial information may not be indicative of results for a full year.

MDU Resources Group, Inc. Form 10-K 115

Part II

Definitions

The following abbreviations and acronyms used in Notes to Consolidated Financial Statements are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
BSSE	345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
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

Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet Specialty Products Partners, L.P. (previously included in the Company's refining segment)
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company prior to the closing of the Holding Company Reorganization and a public utility division of Montana-Dakota as of January 1, 2019
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

116 MDU Resources Group, Inc. Form 10-K

Part II

MNPUC	Minnesota Public Utilities Commission
Montana-Dakota
Montana-Dakota Utilities Co. (formerly known as MDU Resources Group, Inc.), a public utility division of the Company prior to the closing of the Holding Company Reorganization and a direct wholly owned subsidiary of MDU Energy Capital as of January 1, 2019

MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
PRP	Potentially Responsible Party
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act
Tesoro	Tesoro Refining & Marketing Company LLC
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission

MDU Resources Group, Inc. Form 10-K 117

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

118 MDU Resources Group, Inc. Form 10-K

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
The following table includes information as of December 31, 2019, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	596,341	(2)	$—	(3)	4,012,055	(4)(5)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	596,341		$—		4,012,055

(1)	Consists of the Non-Employee Director Long-Term Incentive Compensation Plan and the Long-Term Performance-Based Incentive Plan.

(2)	Consists of performance shares and restricted stock awards.

(3)	No weighted average exercise price is shown for the performance shares or restricted stock awards because such awards have no exercise price.

(4)
This amount includes 3,737,848 shares available for future issuance under the Long-Term Performance-Based Incentive Plan in connection with grants of restricted stock, performance units, performance shares or other equity-based awards.

(5)	This amount includes 274,207 shares available for future issuance under the Non-Employee Director Long-Term Incentive Compensation Plan.

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

MDU Resources Group, Inc. Form 10-K 119

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits

120 MDU Resources Group, Inc. Form 10-K

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2019	2018	2017
	(In thousands)
Operating revenues	$—	$628,331	$623,693
Operating expenses	—	540,125	520,069
Operating income	—	88,206	103,624
Other income	—	1,504	4,876
Interest expense	—	32,761	31,997
Income before income taxes	—	56,949	76,503
Income taxes	—	(4,259)	13,800
Equity in earnings of subsidiaries from continuing operations	335,166	208,177	222,283
Net income from continuing operations	335,166	269,385	284,986
Equity in earnings (loss) of subsidiaries from discontinued operations	287	2,933	(3,783)
Loss on redemption of preferred stock	—	—	600
Dividends declared on preferred stock	—	—	171
Earnings on common stock	$335,453	$272,318	$280,432
Comprehensive income	$331,693	$279,269	$279,602
The accompanying notes are an integral part of these condensed financial statements.

MDU Resources Group, Inc. Form 10-K 121

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2019	2018
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$12,326	$2,271
Receivables, net	4,727	92,724
Accounts receivable from subsidiaries	49,943	36,015
Inventories	—	13,293
Prepayments and other current assets	501	14,488
Total current assets	67,497	158,791
Investments	46,294	76,202
Investment in subsidiaries	2,842,068	1,790,886
Property, plant and equipment	—	2,846,715
Less accumulated depreciation, depletion and amortization	—	836,735
Net property, plant and equipment	—	2,009,980
Deferred charges and other assets:
Goodwill	—	4,812
Operating lease right-of-use assets	153	—
Other	34,367	180,473
Total deferred charges and other assets	34,520	185,285
Total assets	$2,990,379	$4,221,144

Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$—	$200,711
Accounts payable	2,981	50,051
Accounts payable to subsidiaries	4,752	12,438
Taxes payable	1,253	24,704
Dividends payable	41,580	39,695
Accrued compensation	8,812	14,346
Current operating lease liabilities	96	—
Other accrued liabilities	7,690	54,099
Total current liabilities	67,164	396,044
Long-term debt	—	586,012
Deferred credits and other liabilities:
Deferred income taxes	—	165,122
Noncurrent operating lease liabilities	56	—
Other	75,913	507,191
Total deferred credits and other liabilities	75,969	672,313
Commitments and contingencies
Stockholders' equity:
Common stock
Authorized - 500,000,000 shares, $1.00 par value
Shares issued - 200,922,790 at December 31, 2019 and 196,564,907 at December 31, 2018	200,923	196,565
Other paid-in capital	1,355,404	1,248,576
Retained earnings	1,336,647	1,163,602
Accumulated other comprehensive loss	(42,102)	(38,342)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total stockholders' equity	2,847,246	2,566,775
Total liabilities and stockholders' equity	$2,990,379	$4,221,144
The accompanying notes are an integral part of these condensed financial statements.

122 MDU Resources Group, Inc. Form 10-K

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$168,520	$294,379	$284,075
Investing activities:
Capital expenditures	—	(242,692)	(146,370)
Net proceeds from sale or disposition of property and other	—	5,032	(5,665)
Investments in and advances to subsidiaries	(120,000)	(40,000)	(40,000)
Advances from subsidiaries	17,000	70,000	40,000
Investments	(236)	(528)	(468)
Net cash used in investing activities	(103,236)	(208,188)	(152,503)
Financing activities:
Issuance of long-term debt	—	199,422	70,080
Repayment of long-term debt	—	(125,961)	(37,569)
Payments of stock issuance costs	—	(10)	—
Proceeds from issuance of common stock	106,848	—	—
Dividends paid	(160,256)	(154,573)	(150,727)
Redemption of preferred stock	—	—	(15,600)
Repurchase of common stock	—	(1,920)	(564)
Tax withholding on stock-based compensation	(1,821)	(1,721)	(508)
Net cash used in financing activities	(55,229)	(84,763)	(134,888)
Increase (decrease) in cash and cash equivalents	10,055	1,428	(3,316)
Cash and cash equivalents - beginning of year	2,271	843	4,159
Cash and cash equivalents - end of year	$12,326	$2,271	$843
The accompanying notes are an integral part of these condensed financial statements.
Notes to Condensed Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation The condensed financial information reported in Schedule I is being presented to comply with Rule 12-04 of Regulation S-X. The information is unconsolidated and is presented for the parent company only, MDU Resources Group, Inc. (the Company) as of and for the year ended December 31, 2019. Prior to the Holding Company Reorganization, the Company included Montana-Dakota and Great Plains, public utility divisions of the Company as of December 31, 2018. On January 2, 2019, the Company announced the completion of the Holding Company Reorganization, which resulted in Montana-Dakota and Great Plains becoming a subsidiary of the Company. Immediately after consummation, the Company had, on a consolidated basis, the same assets, businesses and operations as it had immediately prior to the reorganization. For more information on the reorganization, see Item 8 - Note 1. The prior periods have not been restated and reflect the condensed financial information of Montana-Dakota and Great Plains as of and for the years ended December 31, 2018 and 2017. Due to the completion of the Holding Company Reorganization, the presentation of prior periods will vary from that of and for the year ended December 31, 2019. In Schedule I, investments in subsidiaries are presented under the equity method of accounting where the assets and liabilities of the subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. The income from subsidiaries is reported as equity in earnings of subsidiaries on the Condensed Statements of Income. The material cash inflows on the Condensed Statements of Cash Flows are primarily from the dividends and other payments received from its subsidiaries and the proceeds raised from the issuance of equity securities. The consolidated financial statements of MDU Resources Group, Inc. reflect certain businesses as discontinued operations. These statements should be read in conjunction with the consolidated financial statements and notes thereto of MDU Resources Group, Inc.
Earnings per common share Please refer to the Consolidated Statements of Income of the registrant for earnings per common share. In addition, see Item 8 - Note 1 for information on the computation of earnings per common share.
Note 2 - Debt At December 31, 2019, the Company had no long-term debt maturities. For more information on debt, see Item 8 - Note 9.

MDU Resources Group, Inc. Form 10-K 123

Part IV

Note 3 - Dividends The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $177.1 million, $115.9 million and $116.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
MDU RESOURCES GROUP, INC.
Schedule II - Consolidated Valuation and Qualifying Accounts
For the years ended December 31, 2019, 2018 and 2017

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	*	Deductions	**	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
2019	$8,850	$7,864	$980		$9,197		$8,497
2018	8,069	7,532	1,121		7,872		8,850
2017	10,479	7,024	989		10,423		8,069

*	Recoveries.

**	Uncollectible accounts written off.

All other schedules are omitted because of the absence of the conditions under which they are required, or because the information required is included in the Company's Consolidated Financial Statements and Notes thereto.
Item 16. Form 10-K Summary
None.
3. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
2(a)	Agreement and Plan of Merger, dated December 31, 2018, by and among MDU Resources Group, Inc., MDUR Newco, Inc. MDU Newco Sub, Inc.		8-K		2(a)	1/2/19	1-03480
3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
4(a)	Indenture, dated as of December 15, 2003, between MDU Resources Group, Inc. and The Bank of New York, as trustee		S-8		4(f)	1/21/04	333-112035
4(b)	First Supplemental Indenture, dated as of November 17, 2009, between MDU Resources Group, Inc. and the Bank of New York Mellon, as trustee		10-K	12/31/09	4(c)	2/17/10	1-03480
*4(c)
Fifth Amended and Restated Credit Agreement, dated as of December 19, 2019, among Centennial Energy Holdings, Inc., U.S. Bank National Association, as Administrative Agent, and The Several Financial Institutions party thereto
X
*4(d)
Montana-Dakota Utilities Co. Amended and Restated Credit Agreement, dated December 19, 2019, among Montana-Dakota Utilities Co., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
X
4(e)	Centennial Energy Holdings, Inc. Note Purchase Agreement, dated December 20, 2012, among Centennial Energy Holdings, Inc. and various purchasers of the notes		10-Q	6/30/19	4(a)	8/2/19	1-03480
4(f)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 24, 2019, among Montana-Dakota Utilities Co. and various purchasers of the notes		10-Q	9/30/19	4(a)	11/1/19	1-03480

124 MDU Resources Group, Inc. Form 10-K

Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
4(g)	MDU Resources Group, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	X
+10(a)	MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated May 10, 2017		10-Q	6/30/17	10(d)	8/4/17	1-03480
+10(b)	MDU Resource Group, Inc. Director Compensation Policy, as amended May 8, 2019		10-Q	6/30/19	10(a)	8/2/19	1-03480
+10(c)	Deferred Compensation Plan for Directors, as amended May 15, 2008		10-Q	6/30/08	10(a)	8/7/08	1-03480
+10(d)	Non-Employee Director Stock Compensation Plan, as amended May 12, 2011		10-Q	6/30/11	10(a)	8/5/11	1-03480
+10(e)	MDU Resources Group, Inc. Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 17, 2012		10-Q	6/30/12	10(a)	8/7/12	1-03480
+10(f)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended February 11, 2016		10-K	12/31/15	10(f)	2/19/16	1-03480
+10(g)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended November 13, 2019, and Rules and Regulations, as amended November 13, 2019	X
+10(h)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 16, 2017		8-K		10.1	2/21/17	1-03480
+10(i)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 15, 2018		8-K		10.1	2/21/18	1-03480
+10(j)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 14, 2019		10-K	12/31/18	10(k)	2/22/19	1-03480
+10(k)	Form of Annual Incentive Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 13, 2020	X
+10(l)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 15, 2018		8-K		10.3	2/21/18	1-03480
+10(m)	Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, dated May 15, 2014		8-K		10.1	5/15/14	1-03480
+10(n)	Form of Amendment No. 1 to Indemnification Agreement, dated May 15, 2014		8-K		10.2	5/15/14	1-03480
+10(o)	MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as amended May 10, 2017		10-Q	6/30/17	10(c)	8/4/17	1-03480
+10(p)	MDU Resources Group, Inc. 401(k) Retirement Plan, as restated January 1, 2017		10-Q	3/31/17	10(a)	5/8/17	1-03480
+10(q)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 31, 2017		10-Q	3/31/17	10(b)	5/8/17	1-03480
+10(r)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated April 10, 2017		10-Q	6/30/17	10(e)	8/4/17	1-03480
+10(s)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated August 30, 2017		10-Q	9/30/17	10(a)	11/3/17	1-03480
+10(t)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated April 25, 2018		10-Q	6/30/19	10(b)	8/2/19	1-03480
+10(u)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated September 6, 2018		10-Q	6/30/19	10(c)	8/2/19	1-03480
+10(v)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated December 20, 2018		10-Q	6/30/19	10(d)	8/2/19	1-03480

MDU Resources Group, Inc. Form 10-K 125

Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
+10(w)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated March 22, 2019		10-Q	6/30/19	10(e)	8/2/19	1-03480
+10(x)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated August 22, 2019		10-Q	9/30/19	10(a)	11/1/19	1-03480
+10(y)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated October 15, 2019	X
+10(z)	Employment Letter for Jeffrey S. Thiede, dated May 16, 2013		10-K	12/31/13	10(ab)	2/21/14	1-03480
+10(aa)	Jason L. Vollmer Offer Letter, dated September 20, 2017		8-K		10.1	9/21/17	1-03480
21	Subsidiaries of MDU Resources Group, Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

126 MDU Resources Group, Inc. Form 10-K

Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU Resources Group, Inc.

Date:	February 21, 2020	By:	/s/ David L. Goodin
David L. Goodin
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Goodin	Chief Executive Officer and Director	February 21, 2020
David L. Goodin
(President and Chief Executive Officer)

/s/ Jason L. Vollmer	Chief Financial Officer	February 21, 2020
Jason L. Vollmer
(Vice President, Chief Financial Officer and Treasurer)

/s/ Stephanie A. Barth	Chief Accounting Officer	February 21, 2020
Stephanie A. Barth
(Vice President, Chief Accounting Officer and Controller)

/s/ Dennis W. Johnson	Director	February 21, 2020
Dennis W. Johnson
(Chair of the Board)

/s/ Thomas Everist	Director	February 21, 2020
Thomas Everist

/s/ Karen B. Fagg	Director	February 21, 2020
Karen B. Fagg

/s/ Mark A. Hellerstein	Director	February 21, 2020
Mark A. Hellerstein

/s/ Patricia L. Moss	Director	February 21, 2020
Patricia L. Moss

/s/ Edward A. Ryan	Director	February 21, 2020
Edward A. Ryan

/s/ David M. Sparby	Director	February 21, 2020
David M. Sparby

/s/ Chenxi Wang	Director	February 21, 2020
Chenxi Wang

/s/ John K. Wilson	Director	February 21, 2020
John K. Wilson

MDU Resources Group, Inc. Form 10-K 127