Form 10-Q
period 2020-03-31
MDU RESOURCES GROUP INC
filed 2020-05-08
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2020: 200,522,277 shares.

Index

Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2019 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2019
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
CARES Act	United States Coronavirus Aid, Relief, and Economic Security Act
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CDC	Centers for Disease Control and Prevention
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet Specialty Products Partners, L.P. (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt

Index

NDPSC	North Dakota Public Service Commission
NGL	Natural gas liquids
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

Index

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Part I, Item 2 - MD&A - Business Segment Financial and Operating Data.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part II, Item 1A - Risk Factors in this Form 10-Q, Part I, Item 1A - Risk Factors in the 2019 Annual Report and subsequent filings with the SEC.
Introduction
The Company is a regulated energy delivery and construction materials and services business. The organizational entity was originally incorporated as Montana-Dakota under the state laws of Delaware in 1924. Pursuant to an internal holding company reorganization completed on January 1, 2019, the Company was incorporated under the state laws of Delaware in 2018. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.
The Company, through its wholly owned subsidiary, MDU Energy Capital, owns Montana-Dakota, Cascade and Intermountain. The electric segment is comprised of Montana-Dakota while the natural gas distribution segment is comprised of Montana-Dakota, Cascade and Intermountain.
The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings, Knife River, MDU Construction Services, Centennial Resources and Centennial Capital. WBI Holdings is the pipeline segment, Knife River is the construction materials and contracting segment, MDU Construction Services is the construction services segment, and Centennial Resources and Centennial Capital are both reflected in the Other category.
For more information on the Company's business segments, see Note 16 of the Notes to Consolidated Financial Statements.

Index

Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$418,682	$439,617
Nonregulated pipeline, construction materials and contracting, construction services and other	778,691	651,574
Total operating revenues	1,197,373	1,091,191
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	87,608	87,770
Nonregulated pipeline, construction materials and contracting, construction services and other	733,392	615,144
Total operation and maintenance	821,000	702,914
Purchased natural gas sold	165,412	183,829
Depreciation, depletion and amortization	69,239	59,897
Taxes, other than income	64,112	54,029
Electric fuel and purchased power	20,540	26,304
Total operating expenses	1,140,303	1,026,973
Operating income	57,070	64,218
Other income (expense)	(1,005)	7,595
Interest expense	24,553	23,407
Income before income taxes	31,512	48,406
Income taxes	5,973	7,317
Income from continuing operations	25,539	41,089
Loss from discontinued operations, net of tax	(409)	(163)
Net income	$25,130	$40,926
Earnings per share - basic:
Income from continuing operations	$.13	$.21
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.13	$.21
Earnings per share - diluted:
Income from continuing operations	$.13	$.21
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.13	$.21
Weighted average common shares outstanding - basic	200,440	196,401
Weighted average common shares outstanding - diluted	200,456	196,414
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net income	$25,130	$40,926
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $(249) for the three months ended in 2020 and 2019, respectively	111	397
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $149 and $100 for the three months ended in 2020 and 2019, respectively	462	310
Net unrealized gain on available-for-sale investments:
Net unrealized gain on available-for-sale investments arising during the period, net of tax of $36 and $10 for the three months ended in 2020 and 2019, respectively	135	39
Reclassification adjustment for (gain) loss on available-for-sale investments included in net income, net of tax of $0 and $7 for the three months ended in 2020 and 2019, respectively	(1)	28
Net unrealized gain on available-for-sale investments	134	67
Other comprehensive income	707	774
Comprehensive income attributable to common stockholders	$25,837	$41,700
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2020	March 31, 2019	December 31, 2019
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$116,526	$49,721	$66,459
Receivables, net	835,468	722,152	836,605
Inventories	305,958	311,535	278,407
Current regulatory assets	55,206	74,494	63,613
Prepayments and other current assets	60,230	77,327	52,617
Total current assets	1,373,388	1,235,229	1,297,701
Noncurrent assets:
Property, plant and equipment	8,008,338	7,502,368	7,908,628
Less accumulated depreciation, depletion and amortization	3,039,812	2,858,986	2,991,486
Net property, plant and equipment	4,968,526	4,643,382	4,917,142
Goodwill	713,527	679,395	681,358
Other intangible assets, net	34,250	11,680	15,246
Regulatory assets	348,189	319,119	353,784
Investments	145,237	144,616	148,656
Operating lease right-of-use assets	114,382	107,486	115,323
Other	153,017	138,016	153,849
Total noncurrent assets	6,477,128	6,043,694	6,385,358
Total assets	$7,850,516	$7,278,923	$7,683,059
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$70,000	$—
Long-term debt due within one year	16,560	251,846	16,540
Accounts payable	384,339	352,180	403,391
Taxes payable	58,743	55,319	48,970
Dividends payable	41,608	39,875	41,580
Accrued compensation	55,199	45,383	99,269
Regulatory liabilities due within one year	60,072	61,390	42,935
Operating lease liabilities due within one year	31,141	30,978	31,664
Asset retirement obligations due within one year	4,256	4,994	4,277
Other accrued liabilities	172,561	150,814	177,801
Total current liabilities	824,479	1,062,779	866,427
Noncurrent liabilities:
Long-term debt	2,438,675	1,946,181	2,226,567
Deferred income taxes	515,711	444,965	506,583
Regulatory liabilities	443,205	457,084	447,370
Asset retirement obligations	417,469	375,827	413,298
Operating lease liabilities	83,414	76,444	83,742
Other	290,971	309,951	291,826
Total noncurrent liabilities	4,189,445	3,610,452	3,969,386
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 201,061,198 at March 31, 2020, 198,316,808 at March 31, 2019 and 200,922,790 at December 31, 2019	201,061	198,317	200,923
Other paid-in capital	1,360,564	1,284,060	1,355,404
Retained earnings	1,319,988	1,164,509	1,336,647
Accumulated other comprehensive loss	(41,395)	(37,568)	(42,102)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	2,836,592	2,605,692	2,847,246
Total liabilities and stockholders' equity	$7,850,516	$7,278,923	$7,683,059
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2019	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
Net income	—	—	—	25,130	—	—	—	25,130
Other comprehensive income	—	—	—	—	707	—	—	707
Dividends declared on common stock	—	—	—	(41,789)	—	—	—	(41,789)
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,298	—	—	—	—	3,410
At March 31, 2020	201,061,198	$201,061	$1,360,564	$1,319,988	$(41,395)	(538,921)	$(3,626)	$2,836,592

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2018	196,564,907	$196,565	$1,248,576	$1,163,602	$(38,342)	(538,921)	$(3,626)	$2,566,775
Net income	—	—	—	40,926	—	—	—	40,926
Other comprehensive income	—	—	—	—	774	—	—	774
Dividends declared on common stock	—	—	—	(40,019)	—	—	—	(40,019)
Stock-based compensation	—	—	1,617	—	—	—	—	1,617
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	246,214	246	(3,261)	—	—	—	—	(3,015)
Issuance of common stock	1,505,687	1,506	37,128	—	—	—	—	38,634
At March 31, 2019	198,316,808	$198,317	$1,284,060	$1,164,509	$(37,568)	(538,921)	$(3,626)	$2,605,692
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating activities:
Net income	$25,130	$40,926
Loss from discontinued operations, net of tax	(409)	(163)
Income from continuing operations	25,539	41,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	69,239	59,897
Deferred income taxes	1,813	12,658
Changes in current assets and liabilities, net of acquisitions:
Receivables	44,549	(2,641)
Inventories	(29,337)	(21,407)
Other current assets	14,959	(31,586)
Accounts payable	(24,105)	356
Other current liabilities	(23,259)	(6,310)
Other noncurrent changes	326	(49,965)
Net cash provided by continuing operations	79,724	2,091
Net cash used in discontinued operations	(434)	(507)
Net cash provided by operating activities	79,290	1,584
Investing activities:
Capital expenditures	(139,485)	(133,839)
Acquisitions, net of cash acquired	(67,593)	(30,868)
Net proceeds from sale or disposition of property and other	4,540	4,938
Investments	68	(340)
Net cash used in investing activities	(202,470)	(160,109)
Financing activities:
Issuance of short-term borrowings	—	70,000
Issuance of long-term debt	248,021	141,338
Repayment of long-term debt	(36,242)	(52,964)
Proceeds from issuance of common stock	3,410	38,634
Dividends paid	(41,580)	(39,695)
Tax withholding on stock-based compensation	(362)	(3,015)
Net cash provided by financing activities	173,247	154,298
Increase (decrease) in cash and cash equivalents	50,067	(4,227)
Cash and cash equivalents -- beginning of year	66,459	53,948
Cash and cash equivalents -- end of period	$116,526	$49,721
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2020 and 2019
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2019 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity as governments imposed regulations in efforts to control the spread of COVID-19, such as shelter-in-place orders and quarantines. Most of the Company's products and services are considered essential to our country and our communities; therefore, operations have generally been permitted to continue. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three months ended March 31, 2020, and determined there were no significant impacts.
In the first quarter of 2020, the Company recorded an out-of-period adjustment to correct the recognition of revenue on a construction contract, which was the result of an overstatement of operating revenue and receivables of $7.7 million and an understatement of operating expense and accounts payable of $1.2 million in the year ended December 31, 2019. This adjustment resulted in an after-tax reduction to net income of $6.7 million in the first quarter of 2020. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim and annual consolidated financial statements and the adjustment was not material to the three months ended March 31, 2020.
Effective January 1, 2020, the Company adopted the requirements of the ASU on the measurement of credit losses on certain financial instruments following a modified retrospective approach, as further discussed in Notes 2 and 4. As such, results for reporting periods beginning on January 1, 2020, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting. The Company's adoption of this guidance did not have a material impact on its financial reporting.
The assets and liabilities of the Company's discontinued operations, related to the sale of Dakota Prairie Refining and the assets of Fidelity, have been classified as held for sale and are included in prepayments and other current assets, noncurrent assets - other and other accrued liabilities on the Consolidated Balance Sheets. The results of operations are shown in income (loss) from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
Management has also evaluated the impact of events occurring after March 31, 2020, up to the date of issuance of these consolidated interim financial statements. For more information on the Company's subsequent event, see Note 20.
Note 2 - New accounting standards
Recently adopted accounting standards
ASU 2016-13 - Measurement of Credit Losses on Financial Instruments In June 2016, the FASB issued guidance on the measurement of credit losses on certain financial instruments. The guidance introduced a new impairment model known as the current expected credit loss model that replaced the incurred loss impairment methodology previously included under GAAP. This guidance required entities to present certain investments in debt securities, trade accounts receivable and other financial assets at their net carrying value of the amount expected to be collected on the financial statements. The Company adopted the guidance on January 1, 2020, using a modified retrospective approach.
The Company formed an implementation team to review and assess existing financial assets to identify and evaluate the financial assets subject to the new current expected credit loss model. The Company assessed the impact of the guidance on its processes and internal controls and identified and updated existing internal controls and processes to ensure compliance with the new guidance; such modifications were deemed insignificant. During the assessment phase, the Company identified the complete portfolio of assets subject to the current expected credit loss model. The Company determined the guidance did not have a material impact on its results of operations, financial position, cash flows or disclosures and did not record a material cumulative effect adjustment upon adoption. See Note 4 for additional information regarding the Company's expected credit losses.

Index

ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued guidance on modifying the disclosure requirements on fair value measurements as part of the disclosure framework project. The guidance modified, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removed, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. The Company adopted the guidance on January 1, 2020. The Company determined the guidance did not have a material impact on its disclosures.
Recently issued accounting standards not yet adopted
ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued guidance on modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans as part of the disclosure framework project. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The guidance adds, among other things, the requirement to include an explanation for significant gains and losses related to changes in benefit obligations for the period. The guidance removes, among other things, the disclosure requirement to disclose the amount of net periodic benefit costs to be amortized over the next fiscal year from accumulated other comprehensive income (loss) and the effects a one percentage point change in assumed health care cost trend rates will have on certain benefit components. The guidance will be effective for the Company on January 1, 2021, and must be applied on a retrospective basis with early adoption permitted. The Company is evaluating the effects the adoption of the new guidance will have on its disclosures.
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
ASU 2020-04 - Reference Rate Reform In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to be retired with a full phase-out by the end of 2021 and replaced by a new reference rate, which includes SOFR. The guidance can be applied beginning in the interim period that includes March 12, 2020, and cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. The Company is currently evaluating the use of the optional guidance. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
Note 3 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 8. The Company's trade accounts receivable are all due in 12 months or less. The total balance of receivables past due 90 days or more was $51.8 million, $38.3 million and $46.7 million at March 31, 2020 and 2019, and December 31, 2019, respectively.
The Company's expected credit losses are determined through a review using historical credit loss experience, changes in asset specific characteristics, current conditions and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses at each of its reportable business segments. Risk characteristics used by the business segments may include customer mix, knowledge of customers and general economic conditions of the various local economies, among others. Specific account balances are written off when management determines the amounts to be uncollectible.

Index

Details of the Company's expected credit losses were as follows:

	Balance at January 1, 2020	Current Expected Credit Loss Provision	Write-offs Charged Against the Allowance	Credit Loss Recoveries Collected	Balance at March 31, 2020
	(In thousands)
Electric	$328	$555	$500	$109	$492
Natural gas distribution	1,056	1,156	624	229	1,817
Construction materials and contracting	5,357	694	68	—	5,983
Construction services	1,756	1,150	73	—	2,833
Total	$8,497	$3,555	$1,265	$338	$11,125
The Company's allowance for doubtful accounts at March 31, 2019 and December 31, 2019, was $9.6 million and $8.5 million, respectively.
Note 5 - Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally valued at lower of cost or market using the last-in, first-out method or lower of cost or net realizable value using the average cost or first-in, first-out method. The majority of all other inventories are valued at the lower of cost or net realizable value using the average cost method. The portion of the cost of natural gas in storage expected to be used within 12 months was included in inventories. Inventories on the Consolidated Balance Sheets were as follows:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Aggregates held for resale	$155,976	$142,747	$147,723
Asphalt oil	73,842	83,459	41,912
Materials and supplies	26,293	26,441	22,512
Merchandise for resale	23,109	25,104	22,232
Natural gas in storage (current)	7,872	11,464	22,058
Other	18,866	22,320	21,970
Total	$305,958	$311,535	$278,407

The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.3 million, $48.2 million and $48.4 million at March 31, 2020 and 2019, and December 31, 2019, respectively.
Note 6 - Earnings per share
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

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	200,440	196,401
Effect of dilutive performance share awards and restricted stock units	16	13
Weighted average common shares outstanding - diluted	200,456	196,414
Shares excluded from the calculation of diluted earnings per share	68	64
Dividends declared per common share	$.2075	$.2025

Index

Note 7 - Accumulated other comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2019	$(1,430)	$(40,734)	$62	$(42,102)
Other comprehensive income before reclassifications	—	—	135	135
Amounts reclassified from (to) accumulated other comprehensive loss	111	462	(1)	572
Net current-period other comprehensive income	111	462	134	707
At March 31, 2020	$(1,319)	$(40,272)	$196	$(41,395)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2018	$(2,161)	$(36,069)	$(112)	$(38,342)
Other comprehensive income before reclassifications	—	—	39	39
Amounts reclassified from accumulated other comprehensive loss	397	310	28	735
Net current-period other comprehensive income	397	310	67	774
At March 31, 2019	$(1,764)	$(35,759)	$(45)	$(37,568)
The following amounts were reclassified between accumulated other comprehensive loss and net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2020	2019
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(147)	$(148)	Interest expense
	36	(249)	Income taxes
	(111)	(397)
Amortization of postretirement liability losses included in net periodic benefit cost	(611)	(410)	Other income
	149	100	Income taxes
	(462)	(310)
Reclassification adjustment on available-for-sale investments included in net income	1	(35)	Other income
	—	7	Income taxes
	1	(28)
Total reclassifications	$(572)	$(735)

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

Index

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

Three Months Ended March 31, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$32,349	$186,701	$—	$—	$—	$—	$219,050
Commercial utility sales	33,587	114,996	—	—	—	—	148,583
Industrial utility sales	10,367	8,521	—	—	—	—	18,888
Other utility sales	1,648	—	—	—	—	—	1,648
Natural gas transportation	—	11,798	27,432	—	—	—	39,230
Natural gas gathering	—	—	2,090	—	—	—	2,090
Natural gas storage	—	—	3,046	—	—	—	3,046
Contracting services	—	—	—	98,401	—	—	98,401
Construction materials	—	—	—	207,910	—	—	207,910
Intrasegment eliminations*	—	—	—	(44,104)	—	—	(44,104)
Inside specialty contracting	—	—	—	—	372,209	—	372,209
Outside specialty contracting	—	—	—	—	130,150	—	130,150
Other	8,450	2,498	3,241	—	351	2,991	17,531
Intersegment eliminations	(195)	(185)	(25,199)	(63)	(2,470)	(2,973)	(31,085)
Revenues from contracts with customers	86,206	324,329	10,610	262,144	500,240	18	1,183,547
Revenues out of scope	(298)	2,114	45	—	11,965	—	13,826
Total external operating revenues	$85,908	$326,443	$10,655	$262,144	$512,205	$18	$1,197,373

*
Intrasegment revenues are presented within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Three Months Ended March 31, 2019	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$36,555	$200,609	$—	$—	$—	$—	$237,164
Commercial utility sales	35,671	121,793	—	—	—	—	157,464
Industrial utility sales	8,884	8,611	—	—	—	—	17,495
Other utility sales	1,799	—	—	—	—	—	1,799
Natural gas transportation	—	11,570	25,058	—	—	—	36,628
Natural gas gathering	—	—	2,121	—	—	—	2,121
Natural gas storage	—	—	2,646	—	—	—	2,646
Contracting services	—	—	—	83,039	—	—	83,039
Construction materials	—	—	—	179,309	—	—	179,309
Intrasegment eliminations*	—	—	—	(35,140)	—	—	(35,140)
Inside specialty contracting	—	—	—	—	299,530	—	299,530
Outside specialty contracting	—	—	—	—	107,398	—	107,398
Other	9,121	3,913	2,696	—	17	7,843	23,590
Intersegment eliminations	—	—	(23,955)	(95)	(129)	(7,824)	(32,003)
Revenues from contracts with customers	92,030	346,496	8,566	227,113	406,816	19	1,081,040
Revenues out of scope	536	(4,349)	47	—	13,917	—	10,151
Total external operating revenues	$92,566	$342,147	$8,613	$227,113	$420,733	$19	$1,091,191

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
The changes in contract assets and liabilities were as follows:

	March 31, 2020	December 31, 2019	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$121,321	$109,078	$12,243	Receivables, net
Contract liabilities - current	(153,230)	(142,768)	(10,462)	Accounts payable
Contract liabilities - noncurrent	(81)	(19)	(62)	Noncurrent liabilities - other
Net contract liabilities	$(31,990)	$(33,709)	$1,719

The Company recognized $89.4 million in revenue for the three months ended March 31, 2020, which was previously included in contract liabilities at December 31, 2019. The Company recognized $56.4 million in revenue for the three months ended March 31, 2019, which was previously included in contract liabilities at December 31, 2018.
The Company recognized a net increase in revenues of $19.5 million and $18.7 million for the three months ended March 31, 2020 and 2019, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations at the construction materials and contracting and construction services segments include unrecognized revenues, also referred to as backlog, that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under master service agreements. The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes.
At March 31, 2020, the Company's remaining performance obligations were $2.3 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.8 billion within the next 12 months or less; $310.4 million within the next 13 to 24 months; and $245.0 million in 25 months or more.
The majority of the Company's construction contracts have an original duration of less than two years. The Company's firm transportation and firm storage contracts have weighted average remaining durations of approximately five and two years, respectively.
Note 9 - Business combinations
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
For all business combinations, the Company preliminarily allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates and are considered provisional until final fair values are determined or the measurement period has passed. The Company expects to record adjustments as it accumulates the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances; identifiable intangible assets; property, plant and equipment; total consideration and goodwill. The excess of the purchase price over the aggregate fair values is recorded as goodwill. The Company calculated the fair value of the assets acquired in 2020 and 2019 using a market or cost approach (or a combination of both). Fair values for some of the assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than one year from the respective acquisition dates. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.

Index

The acquisitions are also subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.
The following are the acquisitions made during 2020 and 2019 at the construction materials and contracting segment:

•	In February 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Washington.

•	In December 2019, the Company acquired the assets of Roadrunner Ready Mix, Inc., a provider of ready-mixed concrete in Idaho.

•	In March 2019, the Company acquired Viesko Redi-Mix, Inc., a provider of ready-mixed concrete in Oregon.
The following are the acquisitions made during 2020 and 2019 at the construction services segment:

•	In February 2020, the Company acquired PerLectric, Inc., a leading electrical construction company in Virginia.

•	In September 2019, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Washington.
The total purchase price for acquisitions that occurred in 2020 was $77.5 million, subject to certain adjustments, with cash acquired totaling $1.7 million. The purchase price includes initial consideration of $67.6 million, $3.2 million of estimated post-closing adjustments and $5.0 million of indemnity holdback liabilities. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2020 were as follows: $46.1 million to current assets; $4.9 million to property, plant and equipment; $32.2 million to goodwill; $20.6 million to other intangible assets; $21.2 million to current liabilities and $5.1 million to noncurrent liabilities. The acquisitions are subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. Purchase price allocations for these acquisitions are preliminary and will be finalized within one year of the respective acquisition dates. The Company issued debt to finance these acquisitions.
In 2019, the gross aggregate consideration for acquisitions was $56.8 million, subject to certain adjustments, and includes $1.2 million of debt assumed. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2019 were as follows: $15.8 million to current assets; $16.7 million to property, plant and equipment; $23.1 million to goodwill; $6.7 million to other intangible assets; $500,000 to other noncurrent assets; $5.9 million to current liabilities and $100,000 to noncurrent liabilities. At December 31, 2019, the purchase price adjustments for Viesko Redi-Mix, Inc. have been settled and no material adjustments were made to the provisional accounting. Purchase price allocations for Pride Electric, Inc. and Roadrunner Ready Mix, Inc. are preliminary and will be finalized within one year of the respective acquisition dates. The Company issued debt and equity securities to finance these acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the three months ended March 31, 2020 and 2019.
Note 10 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are also considered operating leases.
The Company recognized revenue from operating leases of $12.1 million and $14.0 million for the three months ended March 31, 2020 and 2019, respectively. The majority of the Company's operating leases are short-term leases of less than 12 months. At March 31, 2020, the Company had $11.1 million of lease receivables with a majority due within 12 months.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	6,483	—	223,717
Construction services	118,388	25,686	—	144,074
Total	$681,358	$32,169	$—	$713,527

Index

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,473	—	223,894
Construction services	109,765	—	—	109,765
Total	$664,922	$14,473	$—	$679,395

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,482	(6,669)	217,234
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,105	$(6,669)	$681,358

During 2020 and 2019, the Company completed two and three business combinations, respectively, and the results of these acquisitions have been included in the Company's construction materials and contracting and construction services segments. These business combinations increased the construction materials and contracting segment's goodwill balance at March 31, 2020 and 2019, and December 31, 2019, respectively, and increased the construction services segment's goodwill balance at March 31, 2020 and December 31, 2019, respectively, as noted in the previous tables. As a result of the business combinations, other intangible assets increased $21.0 million at March 31, 2020, compared to December 31, 2019. For more information related to these business combinations, see Note 9.
Other amortizable intangible assets were as follows:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Customer relationships	$30,087	$14,471	$17,958
Less accumulated amortization	4,138	5,156	6,268
	25,949	9,315	11,690
Noncompete agreements	4,229	3,179	3,439
Less accumulated amortization	1,928	1,730	1,957
	2,301	1,449	1,482
Other	13,060	6,458	8,094
Less accumulated amortization	7,060	5,542	6,020
	6,000	916	2,074
Total	$34,250	$11,680	$15,246

Amortization expense for amortizable intangible assets for the three months ended March 31, 2020 and 2019, was $2.0 million and $600,000, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2020, was:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Amortization expense	$8,048	$5,199	$4,711	$4,490	$4,160	$7,642

Index

Note 12 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery Period as of March 31, 2020	*	March 31, 2020	March 31, 2019	December 31, 2019
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$39,805	$61,236	$42,823
Cost recovery mechanisms	Up to 1 year		6,686	6,661	6,288
Conservation programs	Up to 1 year		6,303	5,613	6,963
Other	Up to 1 year		2,412	984	7,539
			55,206	74,494	63,613
Noncurrent:
Pension and postretirement benefits	**		157,051	165,879	157,069
Asset retirement obligations	Over plant lives		67,475	63,633	66,000
Plant to be retired	-		41,080	6,691	32,931
Natural gas costs recoverable through rate adjustments	Up to 3 years		33,027	30,229	46,381
Manufactured gas plant site remediation	-		15,699	17,064	15,126
Cost recovery mechanisms	Up to 10 years		11,891	11,174	13,108
Taxes recoverable from customers	Over plant lives		11,082	11,858	11,486
Long-term debt refinancing costs	Up to 17 years		4,133	4,746	4,286
Costs related to identifying generation development	Up to 7 years		1,937	2,394	2,052
Other	Up to 19 years		4,814	5,451	5,345
			348,189	319,119	353,784
Total regulatory assets			$403,395	$393,613	$417,397
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments			$32,181	$29,739	$23,825
Taxes refundable to customers			4,002	8,139	3,472
Other			23,889	23,512	15,638
			60,072	61,390	42,935
Noncurrent:
Taxes refundable to customers			240,148	259,638	246,034
Plant removal and decommissioning costs			174,120	172,569	173,722
Pension and postretirement benefits			18,040	15,239	18,065
Other			10,897	9,638	9,549
			443,205	457,084	447,370
Total regulatory liabilities			$503,277	$518,474	$490,305
Net regulatory position			$(99,882)	$(124,861)	$(72,908)

*	Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.

**	Recovered as expense is incurred or cash contributions are made.

A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. As of March 31, 2020 and 2019, and December 31, 2019, approximately $285.8 million, $279.4 million and $276.5 million, respectively, of regulatory assets were not earning a rate of return.
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery of the balance of natural gas costs recoverable related to this period of time over three years rather than its normal one-year recovery period.
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units in early 2021 and early 2022. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and has recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for

Index

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
Note 13 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified defined benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $83.3 million, $80.2 million and $87.0 million, at March 31, 2020 and 2019, and December 31, 2019, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $3.7 million for the three months ended March 31, 2020. The net unrealized gain on these investments was $6.4 million for the three months ended March 31, 2019. The change in fair value, which is considered part of the cost of the plan, is classified in other income (expense) on the Consolidated Statements of Income.
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

March 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,691	$236	$—	$9,927
U.S. Treasury securities	1,173	12	—	1,185
Total	$10,864	$248	$—	$11,112

March 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,679	$31	$88	$10,622
U.S. Treasury securities	179	—	—	179
Total	$10,858	$31	$88	$10,801

December 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,804	$87	$10	$9,881
U.S. Treasury securities	1,228	1	—	1,229
Total	$11,032	$88	$10	$11,110

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

Index

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2020, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2020
	(In thousands)
Assets:
Money market funds	$—	$8,470	$—	$8,470
Insurance contract*	—	83,254	—	83,254
Available-for-sale securities:
Mortgage-backed securities	—	9,927	—	9,927
U.S. Treasury securities	—	1,185	—	1,185
Total assets measured at fair value	$—	$102,836	$—	$102,836

*
The insurance contract invests approximately 58 percent in fixed-income investments, 20 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 8 percent in common stock of small-cap companies, 4 percent in target date investments and 2 percent in cash equivalents.

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

Index

The Company performed a fair value assessment of the assets acquired and liabilities assumed in the business combinations that have occurred during 2020 and 2019. For more information on these Level 2 and Level 3 fair value measurements, see Note 9.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Carrying amount	$2,455,235	$2,198,027	$2,243,107
Fair value	$2,618,297	$2,263,305	$2,418,631

The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 14 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2020. In the event the Company's subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Montana-Dakota's and Centennial's respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under their credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries. Due to the impacts of the COVID-19 pandemic on the short-term capital markets, the Company borrowed under its revolving credit agreements in addition to accessing the commercial paper markets.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2020	March 31, 2020	March 31, 2019	December 31, 2019
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to November 18, 2059	4.45%	$1,850,000	$1,381,000	$1,850,000
Commercial paper supported by revolving credit agreements	1.88%	265,000	473,900	222,900
Term Loan Agreement due on September 3, 2032	2.00%	9,100	209,800	9,100
Credit agreements due on June 7, 2024 and December 19, 2024	3.00%	259,550	62,875	89,050
Medium-Term Notes due on dates ranging from September 1, 2020 to March 16, 2029	6.68%	50,000	50,000	50,000
Other notes due on dates ranging from July 15, 2021 to November 30, 2038	4.59%	28,374	26,251	29,117
Less unamortized debt issuance costs		6,640	5,410	7,010
Less discount		149	389	50
Total long-term debt		2,455,235	2,198,027	2,243,107
Less current maturities		16,560	251,846	16,540
Net long-term debt		$2,438,675	$1,946,181	$2,226,567

Index

Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, as of March 31, 2020, were as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Long-term debt maturities	$15,788	$1,525	$148,021	$77,921	$585,971	$1,632,798

Note 15 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest, net*	$15,978	$19,067
Income taxes paid (refunded), net**	$(1)	$29

*	AFUDC - borrowed was $627,000 and $556,000 for the three months ended March 31, 2020 and 2019, respectively.

**	Income taxes paid, including discontinued operations, were $146,000 and $132,000 for the three months ended March 31, 2020 and 2019, respectively.

Noncash investing and financing transactions were as follows:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,655	$2,731	$54,880
Property, plant and equipment additions in accounts payable	$27,425	$27,655	$46,119
Accrual for holdback payment related to a business combination	$5,000	$—	$—
Debt assumed in connection with a business combination	$—	$1,163	$1,163

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
The pipeline segment provides natural gas transportation, underground storage and gathering services through regulated and nonregulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides cathodic protection and other energy-related services.
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

Index

The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions and certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the refining business and Fidelity and do not meet the criteria for income (loss) from discontinued operations. The Other category also includes Centennial Resources' former investment in Brazil.
Discontinued operations include the results and supporting activities of Dakota Prairie Refining and Fidelity other than certain general and administrative costs and interest expense as described above.
The information below follows the same accounting policies as described in Note 1 of the Notes to Consolidated Financial Statements in the 2019 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$85,908	$92,566
Natural gas distribution	326,443	342,147
Pipeline	6,331	4,904
	418,682	439,617
Nonregulated operations:
Pipeline	4,324	3,709
Construction materials and contracting	262,144	227,113
Construction services	512,205	420,733
Other	18	19
	778,691	651,574
Total external operating revenues	$1,197,373	$1,091,191

Intersegment operating revenues:
Regulated operations:
Electric	$195	$—
Natural gas distribution	185	—
Pipeline	25,183	23,922
	25,563	23,922
Nonregulated operations:
Pipeline	16	33
Construction materials and contracting	63	95
Construction services	2,470	129
Other	2,973	7,824
	5,522	8,081
Intersegment eliminations	(31,085)	(32,003)
Total intersegment operating revenues	$—	$—

Index

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating income (loss):
Electric	$14,859	$17,987
Natural gas distribution	49,998	50,317
Pipeline	11,419	9,904
Construction materials and contracting	(43,269)	(41,580)
Construction services	23,796	27,465
Other	267	125
Total operating income	$57,070	$64,218

Net income (loss):
Regulated operations:
Electric	$11,374	$15,505
Natural gas distribution	32,369	36,500
Pipeline	7,386	7,004
	51,129	59,009
Nonregulated operations:
Pipeline	(13)	(163)
Construction materials and contracting	(38,215)	(34,449)
Construction services	16,823	20,024
Other	(4,185)	(3,332)
	(25,590)	(17,920)
Income from continuing operations	25,539	41,089
Loss from discontinued operations, net of tax	(409)	(163)
Net income	$25,130	$40,926

Note 17 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$352	$344
Interest cost	2,973	3,773	591	780
Expected return on assets	(4,761)	(5,120)	(1,248)	(1,220)
Amortization of prior service credit	—	—	(297)	(349)
Amortization of net actuarial loss	1,863	1,355	2	97
Net periodic benefit cost (credit), including amount capitalized	75	8	(600)	(348)
Less amount capitalized	—	—	32	31
Net periodic benefit cost (credit)	$75	$8	$(632)	$(379)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $1.0 million and $1.1 million for the three months ended March 31, 2020 and

Index

2019, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
Note 18 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant regulatory proceedings and cases by jurisdiction, including the status of each open request, as well as updates to those reported in the 2019 Annual Report. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.
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
On April 20, 2020, Great Plains filed a request with the MNPUC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the MNPUC.
MTPSC
On November 1, 2019, Montana-Dakota submitted an application with the MTPSC requesting the use of deferred accounting for the treatment of costs related to the retirement of Lewis & Clark Station in Sidney, Montana, and Units 1 and 2 at Heskett Station near Mandan, North Dakota. This matter is pending before the MTPSC.
NDPSC
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
On April 2, 2020, a combined settlement, for the previously discussed matters, was filed with the NDPSC. The settlement recommended approval of the advanced determination of prudence and deferred accounting. A consolidated hearing was held on April 30, 2020. This matter is pending before the NDPSC.
On April 24, 2020, Montana-Dakota filed a request with the NDPSC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the NDPSC.
OPUC
On March 26, 2020, Cascade filed a request with the OPUC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the OPUC.
On March 31, 2020, Cascade filed a general rate case with the OPUC requesting an increase in annual revenue of approximately $4.9 million or approximately 7.2 percent, which included a request for an additional recovery of environmental remediation deferred costs of approximately $364,000. This matter is pending before the OPUC.
SDPUC
Montana-Dakota has a transmission cost recovery rider that allows annual updates to rates for actual costs for transmission-related projects and services. On February 28, 2020, Montana-Dakota filed a change to its transmission cost recovery rates to reflect projected charges for 2020 assessed to Montana-Dakota for transmission-related services provided by MISO and Southwest Power Pool, along with the projected transmission service revenues or credits received for the same time period. Montana-Dakota also requested recovery of two transmission capital projects. Total revenues of approximately $764,000, which reflects a true-up of the prior period adjustment, were requested resulting in a decrease in current rates of approximately $15,000 or approximately 1.9 percent. Also included was approximately $87,000 related to transmission capital projects. On April 20, 2020, the SDPUC approved the rates as requested with an effective date of May 1, 2020.

Index

Montana-Dakota has an infrastructure rider rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the electric tariff. On February 28, 2020, Montana-Dakota filed an annual update to its infrastructure rider requesting to recover a revenue requirement of approximately $1.3 million annually, which includes the prior period true-up adjustment, resulting in an increase of approximately $242,000 from revenues currently included in rates effective July 1, 2019. On April 29, 2020, the SDPUC approved the rates as requested with an effective date of May 1, 2020.
On May 1, 2020, Montana-Dakota filed a request with the SDPUC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the SDPUC.
WYPSC
On May 23, 2019, Montana-Dakota filed an application with the WYPSC for a natural gas rate increase of approximately $1.1 million annually or approximately 7.0 percent above current rates. The requested increase was to recover increased operating expenses and investments in distribution facilities to improve system safety and reliability. On December 17, 2019, Montana-Dakota filed a settlement agreement with the WYPSC reflecting an annual increase in revenues of approximately $830,000 or approximately 5.5 percent. On January 15, 2020, the WYPSC approved the settlement agreement with rates effective on March 1, 2020.
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
At March 31, 2020 and 2019, and December 31, 2019, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $33.1 million, $32.4 million and $29.1 million, respectively. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2019 Annual Report.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2020, the fixed maximum amounts guaranteed under these agreements aggregated $292.0 million. Certain of the guarantees also have no fixed maximum amounts specified. At March 31, 2020, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $129.2 million in 2020; $151.3 million in 2021; $400,000 in 2022; $500,000 in 2023; $500,000 in 2024; $1.1 million thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2020. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2020, the fixed maximum amounts guaranteed under

Index

these letters of credit aggregated $26.8 million. At March 31, 2020, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $25.0 million in 2020 and $1.8 million in 2021. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2020. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at March 31, 2020.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2020, approximately $1.2 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At March 31, 2020, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $35.4 million.
Note 20 - Subsequent event
On April 8, 2020, Montana-Dakota entered into a $75.0 million term loan agreement with a variable interest rate and a maturity date of April 7, 2021.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company is an essential services provider, and its strategy is to enhance shareholder value by increasing market share and profitability in its regulated energy delivery and construction materials and services businesses, and through organic growth opportunities and a disciplined approach to strategic acquisitions of well-managed companies and properties.
The Company operates a two-platform business model. Its regulated energy delivery platform and its construction materials and services platform are each comprised of different operating segments. Some of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risk associated with each type of industry. Through its regulated energy delivery platform, the Company provides electric and natural gas services to customers; generates, transmits and distributes electricity; and provides natural gas transportation, storage and gathering services. These businesses are regulated by state public service commissions and/or the FERC. The construction materials and services platform provides construction services to a variety of industries, including commercial, industrial and governmental, and provides construction materials through aggregate mining and marketing of related products, such as ready-mixed concrete and asphalt.
The Company is organized into five reportable business segments. These business segments include: electric, natural gas distribution, pipeline, construction materials and contracting, and construction services. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the strategic business units based on differences in products, services and regulation. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.
The Company anticipates that all of the funds required for capital expenditures for 2020 will be met from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities if necessary.
For more information on the Company's capital expenditures, see Liquidity and Capital Commitments.
Impact of the COVID-19 Pandemic on the Company
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Most of the Company's products and services are considered essential to our country and our communities; therefore, operations have generally been permitted to continue. For more information on specific impacts to each of the Company's business segments, see the respective Outlook sections. The Company has been able to maintain employment for most of its workforce and remains committed to the health and safety of its employees and the communities where it operates. The MDU Resources Group Foundation also accelerated and provided additional donations to charitable organizations impacted by COVID-19 in the communities in which the Company operates.
In March 2020, the President of the United States signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act provides approximately $2.3 trillion of economic relief and stimulus to support the national economy during the pandemic including support for individuals and businesses affected by the pandemic and economic downturn. The Company did not apply for, nor receive, any loans through the programs made available as a result of the CARES Act. The Company evaluated the provisions of the CARES Act and does not expect the provisions to have a material effect on the Company's financial position or liquidity.
The Company is adjusting its business in response to the pandemic while positioning for an economic rebound and potential opportunities to enhance its competitive position. The Company's business strategy incorporates preparation for unexpected economic adversity, which includes maintaining a strong liquidity position to weather a variety of economic scenarios, a strong balance sheet with conservative debt leverage and financial flexibility to access diverse sources of capital. For more information on the Company's liquidity, see Liquidity and Capital Commitments. In addition, the Company is evaluating its planned capital projects to identify potential expenditures for delay due to the economic environment and to ensure projects will provide acceptable returns on investment.
The Company established a task force to monitor developments related to the pandemic and has implemented procedures consistent with both the CDC and state health departments to protect employees. Procedures are established to promptly notify employees, contractors and customers when individuals may have been exposed to COVID-19 and need to be tested or self-quarantined due to potential contact. Additionally, the Company has modified its work practices to include social distancing measures and hygiene practices. Many employees that have the capacity to do so are currently working from home. The Company has enacted additional physical and cybersecurity measures to safeguard systems for remote work locations.
Although there have been logistical and other challenges to date, there were no material adverse impacts on the Company's first quarter 2020 results of operations. Customer demand remains strong at the construction companies, as evidenced by backlog levels at March 31, 2020. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States. There is a great deal of uncertainty around the overall economic outlook due to the COVID-19 pandemic, and the Company is monitoring the situation closely. For more information on the possible impacts, see Item 1A. Risk Factors.

Index

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated earnings by each of the Company's business segments.

	Three Months Ended
	March 31,
	2020	2019
	(In millions, except per share amounts)
Electric	$11.4	$15.5
Natural gas distribution	32.3	36.5
Pipeline	7.4	6.8
Construction materials and contracting	(38.2)	(34.4)
Construction services	16.8	20.0
Other	(4.2)	(3.3)
Income from continuing operations	25.5	41.1
Loss from discontinued operations, net of tax	(.4)	(.2)
Net income	$25.1	$40.9
Earnings per share - basic:
Income from continuing operations	$.13	$.21
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.13	$.21
Earnings per share - diluted:
Income from continuing operations	$.13	$.21
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.13	$.21
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 The Company recognized consolidated earnings of $25.1 million for the quarter ended March 31, 2020, compared to $40.9 million for the same period in 2019.
Negatively impacting the Company's earnings were lower returns on certain benefit plan investments of approximately $10.1 million and an out-of-period adjustment of approximately $6.7 million, net of tax, to correct the revenue recognition on a construction contract, as discussed in Note 1. Also negatively impacting earnings was milder winter weather and higher depreciation expense, partially offset by rate relief, at the electric and natural gas distribution segments. Partially offsetting these decreases were increased earnings at the pipeline business, primarily resulting from higher transportation volumes and rates.
A discussion of key financial data from the Company's business segments follows.
Business Segment Financial and Operating Data
Following are key financial and operating data for each of the Company's business segments. Also included are highlights on key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters of the Company's business segments. Many of these highlighted points are "forward-looking statements." For more information, see Forward-Looking Statements. There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II - Item 1A - Risk Factors and Part I, Item 1A - Risk Factors in the 2019 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.
For information pertinent to various commitments and contingencies, see the Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 16 of the Notes to Consolidated Financial Statements.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 16. Both segments strive to be a top performing utility company measured by integrity, safety, employee satisfaction, customer service and shareholder return, while continuing to focus on providing safe, environmentally friendly, reliable and competitively priced energy and related services to customers. The Company is focused on cultivating organic growth while managing operating costs and continues to monitor opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn

Index

authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To assist in the reduction of regulatory lag with the increase in investments, tracking mechanisms have been implemented in certain jurisdictions, as further discussed in Note 18. In September 2019, the Pipeline and Hazardous Materials Safety Administration issued additional rules to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The Company is currently evaluating and implementing procedure changes for the initial requirements that become effective July 1, 2020; however, due to the COVID-19 pandemic, enforcement of the initial requirements will not begin until January 1, 2021. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas, as well as increase costs to produce electricity and natural gas. The segments continue to invest in facility upgrades to be in compliance with the existing and future regulations.
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
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served and competition from other energy providers and fuels. The construction of any new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which will likely necessitate increases in electric energy prices.
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

Index

Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions, where applicable)
Operating revenues	$86.1	$92.6
Electric fuel and purchased power	20.6	26.3
Taxes, other than income	.1	.2
Adjusted gross margin	65.4	66.1
Operating expenses:
Operation and maintenance	30.7	30.2
Depreciation, depletion and amortization	15.5	13.7
Taxes, other than income	4.3	4.2
Total operating expenses	50.5	48.1
Operating income	14.9	18.0
Other income (expense)	(.4)	2.1
Interest expense	6.8	6.4
Income before income taxes	7.7	13.7
Income taxes	(3.7)	(1.8)
Net income	$11.4	$15.5
Retail sales (million kWh):
Residential	330.6	379.6
Commercial	375.8	406.2
Industrial	153.0	139.5
Other	20.4	21.9
	879.8	947.2
Average cost of electric fuel and purchased power per kWh	$.021	$.025
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 Electric earnings decreased $4.1 million (27 percent) as a result of:
Adjusted gross margin: Decrease of $700,000, largely the result of lower retail sales volumes of approximately 7.1 percent, primarily residential and commercial customer classes, due to milder winter temperatures, partially offset by approved rate relief in Montana.
Operation and maintenance: Increase of $500,000, largely due to higher software costs.
Depreciation, depletion and amortization: Increase of $1.8 million as a result of increased property, plant and equipment balances and higher depreciation rates implemented from the Montana rate case.
Taxes, other than income: Comparable to the same period in the prior year.
Other income (expense): Decrease in income of $2.5 million, primarily due to lower returns on certain of the Company's benefit plan investments.
Interest expense: Increase of $400,000 resulting from higher long-term debt balances.
Income taxes: Increase in income tax benefits of $1.9 million due in part to lower taxable income, as well as increased production tax credits.

Index

Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions, where applicable)
Operating revenues	$326.6	$342.1
Purchased natural gas sold	190.5	207.8
Taxes, other than income	13.2	12.1
Adjusted gross margin	122.9	122.2
Operating expenses:
Operation and maintenance	46.0	46.3
Depreciation, depletion and amortization	20.8	19.4
Taxes, other than income	6.1	6.2
Total operating expenses	72.9	71.9
Operating income	50.0	50.3
Other income	.3	2.9
Interest expense	9.2	8.4
Income before income taxes	41.1	44.8
Income taxes	8.8	8.3
Net income	$32.3	$36.5
Volumes (MMdk)
Retail sales:
Residential	27.7	31.4
Commercial	18.8	20.9
Industrial	1.5	1.6
	48.0	53.9
Transportation sales:
Commercial	.7	.8
Industrial	45.6	40.6
	46.3	41.4
Total throughput	94.3	95.3
Average cost of natural gas per dk	$3.97	$3.85
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 Natural gas distribution earnings decreased $4.2 million (11 percent) as a result of:
Adjusted gross margin: Increase of $700,000, primarily driven by approved rate recovery in certain jurisdictions. The adjusted gross margin was negatively impacted by decreased retail sales volumes due to warmer winter weather in jurisdictions without weather normalization mechanisms in place.
Operation and maintenance: Comparable to the same period in the prior year.
Depreciation, depletion and amortization: Increase of $1.4 million, primarily as a result of increased property, plant and equipment balances.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Decrease of $2.6 million, primarily due to lower returns on certain of the Company's benefit plan investments offset in part by increased interest income received from customers for financing higher gas costs, as mentioned below.
Interest expense: Increase of $800,000, largely resulting from increased debt balances partially for financing higher gas costs to be collected from customers.
Income taxes: Increase of $500,000 driven by decreased permanent tax benefits.

Index

Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In response to the pandemic, the Company has instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of non-critical services such as disconnects due to changes in home residents or nonpayment of bills. The Company also waived late payment fees effective April 1, 2020, to help customers experiencing financial hardships. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of receivables may be affected. To date, these segments have not seen a material impact on its demand for commercial, industrial and residential electric and natural gas service loads; however, the Company does expect some impacts to its loads for the rest of the year associated with reduced economic demand from its customers due to the COVID-19 pandemic and oil price impacts, as further discussed below. As previously discussed, the Company is monitoring its capital projects, including the assessment of any regulatory filing needs related to capital projects. This assessment includes an evaluation related to whether trackers need to be filed or reserves need to be established in the event that amounts collected will be in excess of actual costs. At this time, the Company has not identified any changes to regulatory filing plans but will continue to monitor. The Company plans to file requests for the use of deferred accounting for costs related to the COVID-19 pandemic in certain jurisdictions. The Company's most recent filings by jurisdiction related to the COVID-19 pandemic are discussed in Note 18.
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
These segments are exposed to energy price volatility. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. Demand for the Company's regulated energy delivery services could be impacted by reduced oil and natural gas exploration and production activity. The Company continues to monitor natural gas prices, as well as the oil and natural gas production levels.
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in early 2021 for Lewis & Clark Station in Sidney, Montana, and in early 2022 for Units 1 and 2 at Heskett Station near Mandan, North Dakota. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations. Heskett Unit 4 was included in the Company's integrated resource plan submitted to the NDPSC in July 2019. On August 28, 2019, the Company filed for an advanced determination of prudence with the NDPSC for Heskett Unit 4. If approved, Heskett Unit 4 is expected to be placed into service in 2023. The Company filed requests for the usage of deferred accounting for the costs related to the retirement of Lewis & Clark Station and Units 1 and 2 at Heskett Station with the NDPSC on September 16, 2019, the MTPSC on November 1, 2019 and the SDPUC on November 8, 2019. The SDPUC approved the use of deferred accounting as requested on January 7, 2020.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 18.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, gathering and underground storage services, as discussed in Note 16. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of storage, gathering and transmission facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed and placed into service the following projects in 2020 and 2019:

•	In February 2020, the Demicks Lake Expansion project in McKenzie County, North Dakota, increased capacity by 175 MMcf per day.

•	In November 2019, Phase I of the Line Section 22 Expansion project in the Billings, Montana, area increased capacity by 14.3 MMcf per day.

•	In September 2019, the Demicks Lake project in McKenzie County, North Dakota, increased capacity by 175 MMcf per day.

Index

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
The pipeline segment is subject to extensive regulation including certain operational, environmental and system integrity regulations, as well as various permit terms and operational compliance conditions. In September 2019, the Pipeline and Hazardous Materials Safety Administration issued additional rules to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The Company is currently evaluating and implementing procedure changes for the initial requirements that become effective July 1, 2020; however, due to the COVID-19 pandemic, enforcement of the initial requirements will not begin until January 1, 2021. The segment is charged with the ongoing process of reviewing existing permits and easements, as well as securing new permits and easements as necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.
The segment focuses on the recruitment and retention of a skilled workforce to remain competitive and provide services to its customers. The industry in which it operates relies on a skilled workforce to construct energy infrastructure and operate existing infrastructure in a safe manner. A shortage of skilled personnel can create a competitive labor market which could increase costs incurred by the segment. Competition from other pipeline companies can also have a negative impact on the segment.
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Operating revenues	$35.8	$32.6
Operating expenses:
Operation and maintenance	15.0	14.6
Depreciation, depletion and amortization	5.8	4.8
Taxes, other than income	3.6	3.3
Total operating expenses	24.4	22.7
Operating income	11.4	9.9
Other income	—	.6
Interest expense	1.9	1.8
Income before income taxes	9.5	8.7
Income taxes	2.1	1.9
Net income	$7.4	$6.8
Transportation volumes (MMdk)	111.7	98.7
Natural gas gathering volumes (MMdk)	3.3	3.4
Customer natural gas storage balance (MMdk):
Beginning of period	16.2	13.9
Net withdrawal	(12.4)	(11.6)
End of period	3.8	2.3
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 Pipeline earnings increased $600,000 (8 percent) as a result of:
Revenues: Increase of $3.2 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects, as previously discussed in Strategy and challenges, and increased rates effective May 1, 2019, due to the FERC rate case finalized in September 2019. Revenue was also positively impacted by nonregulated projects.
Operation and maintenance: Increase of $400,000, attributable to an increase in nonregulated project costs as a result of higher nonregulated project revenues.

Index

Depreciation, depletion and amortization: Increase of $1.0 million, primarily due to higher depreciation rates effective May 1, 2019, due to the FERC rate case finalized in September 2019, as previously mentioned, and increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service.
Taxes, other than income: Increase of $300,000 resulting from higher property taxes in certain jurisdictions.
Other income: Decrease of $600,000 as a result of lower returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Comparable to the same period in the prior year.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. The Company has experienced limited availability of personal protective equipment but has been able to obtain sufficient supplies to keep essential work activities moving forward. The Company is monitoring capital and maintenance projects and has experienced some project delays, including pausing construction on Phase II of the Line Section 22 Expansion project, discussed below, due to concerns with food services and hotel stays for traveling employees. The Company does not expect delays to its regulatory filings due to the pandemic.
The Company has continued to experience the effects of natural gas production at record levels, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the Company transporting increasing volumes of natural gas through its system. Reduced global oil demand due to the COVID-19 pandemic and disagreements in oil supply levels between the Organization of the Petroleum Exporting Countries and other countries have led to record low oil prices. The record levels of natural gas supply over the last few years have moderated the need for storage services and put downward pressure on natural gas prices and minimized price volatility. The Company believes there will continue to be varying pressures on natural gas production levels and prices due to these circumstances. Although the recent decrease in oil and natural gas prices has slowed drilling activities, the Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The following describes current growth projects.
The Company began construction on the Line Section 22 Expansion project in the Billings, Montana, area in May 2019. Phase I of the project was placed into service in November 2019, as previously discussed. Phase II has an expected in-service date in the third quarter of 2020 and is designed to increase capacity by 8.2 MMcf per day to serve incremental demand in Billings, Montana. The Company has signed long-term contracts supporting the project.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. The Company's long-term customer commitments and anticipated incremental commitments with the forecasted levels of natural gas production in the Bakken region support the project at a design capacity of 350 MMcf per day. Construction is expected to begin in early 2021 with an estimated completion date late in 2021, which is dependent on regulatory and environmental permitting. On February 14, 2020, the Company filed with the FERC its application for this project. FERC approval of the project is anticipated in early 2021. The Company continues to evaluate and monitor the impact of low oil prices on forecasted levels of natural gas production in the Bakken and expects delayed timing on the forecasted natural gas production growth, which could impact the project.
In December 2019, the Company entered into a purchase and sale agreement with Scout Energy Group II, LP to divest of its regulated gathering assets located in Montana and North Dakota, which includes approximately 400 miles of natural gas gathering pipelines and associated compression and ancillary facilities. On January 8, 2020, the Company filed an application with the FERC to authorize abandonment by sale of the gathering assets and received FERC approval on April 2, 2020. The sale closed in April 2020 with an effective date of January 1, 2020.
Construction Materials and Contracting
Strategy and challenges The construction materials and contracting segment provides an integrated set of aggregate-based construction services, as discussed in Note 16. The segment focuses on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities; enhancing profitability through cost containment, margin discipline and vertical integration of the segment's operations; development and recruitment of talented employees; and continued growth through organic and acquisition opportunities.
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise. The Company's acquisition activity supports this strategy.
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The

Index

segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas that are estimated to contain a 40-year supply of high-quality aggregates. Also, during 2019, the Company increased aggregate reserves by approximately 40 million tons largely due to strategic asset purchases.
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
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Operating revenues	$262.2	$227.2
Cost of sales:
Operation and maintenance	250.7	220.8
Depreciation, depletion and amortization	19.6	16.8
Taxes, other than income	9.5	8.4
Total cost of sales	279.8	246.0
Gross margin	(17.6)	(18.8)
Selling, general and administrative expense:
Operation and maintenance	22.4	20.0
Depreciation, depletion and amortization	1.0	.8
Taxes, other than income	2.3	2.0
Total selling, general and administrative expense	25.7	22.8
Operating loss	(43.3)	(41.6)
Other income (expense)	(1.1)	1.3
Interest expense	5.2	5.3
Loss before income taxes	(49.6)	(45.6)
Income taxes	(11.4)	(11.2)
Net loss	$(38.2)	$(34.4)
Sales (000's):
Aggregates (tons)	4,217	3,871
Asphalt (tons)	227	166
Ready-mixed concrete (cubic yards)	704	608
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 Construction materials and contracting's seasonal loss increased $3.8 million (11 percent) as a result of:
Revenues: Increase of $35.0 million, primarily the result of higher contracting services and material sales due to favorable weather conditions in certain regions allowing for an early start to the construction season.
Gross margin: Increase of $1.2 million, largely due to higher revenues, as previously discussed, higher contracting bid margins, and higher realized material prices. Also contributing to the increase were favorable weather conditions, as previously discussed.
Selling, general and administrative expense: Increase of $2.9 million, largely related to higher payroll-related costs.

Index

Other income (expense): Decrease in income of $2.4 million as a result of lower returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Comparable to the same period in the prior year.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures following the CDC and state guidelines for its employees that are not able to work from home. The Company has experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic. The Company will continue to monitor the demand for construction materials and contracting services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures. State and federal mandates have been issued in response to the COVID-19 pandemic requiring individuals to stay in place, leading to a reduction in fuel consumption in the United States, which directly reduces fuel tax collections. In addition, states, cities and counties across the country are experiencing low sales tax and other revenues as a result of the COVID-19 pandemic. The reduction in tax collections may impact funds available for public infrastructure projects. Meanwhile, inclusion of a comprehensive infrastructure funding program as part of a future federal stimulus package, if adopted, by the United States Congress could positively impact the segment.
The segment's vertically integrated aggregate-based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mixed concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold primarily to construction contractors in connection with street, highway and other public infrastructure projects, as well as private commercial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public projects are, however, dependent on state and federal funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles.
During 2020 and 2019, the Company made strategic asset purchases and acquired businesses that support the Company's long-term strategy to expand its market presence. In the first quarter of 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business located in Spokane, Washington. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 9.
The construction materials and contracting segment's backlog at March 31, 2020, was $905.1 million, which was comparable to backlog at March 31, 2019, of $943.3 million. The Company expects to complete a significant amount of the backlog at March 31, 2020, during the next 12 months.
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
Three of the labor contracts that Knife River was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2019 Annual Report, have been ratified.
Construction Services
Strategy and challenges The construction services segment provides inside and outside specialty contracting, as discussed in Note 16. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; collecting on receivables; retaining, developing and recruiting talented employees; growing through organic and acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to its ability to support national customers in most of the regions in which they operate.
The construction services segment faces challenges in the highly competitive markets in which it operates. Competitive pricing environments, project delays, changes in management's estimates of variable consideration and the effects from restrictive regulatory requirements have negatively impacted revenues and margins in the past and could affect revenues and margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions; disruptions to the supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages and closures of businesses or facilities; declines or delays in new projects due to the cyclical nature of the construction industry and other factors. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.

Index

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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Operating revenues	$514.7	$420.9
Cost of sales:
Operation and maintenance	436.2	351.6
Depreciation, depletion and amortization	3.9	3.7
Taxes, other than income	23.4	15.9
Total cost of sales	463.5	371.2
Gross margin	51.2	49.7
Selling, general and administrative expense:
Operation and maintenance	23.9	20.3
Depreciation, depletion and amortization	1.9	.3
Taxes, other than income	1.6	1.6
Total selling, general and administrative expense	27.4	22.2
Operating income	23.8	27.5
Other income	.1	.6
Interest expense	1.2	1.2
Income before income taxes	22.7	26.9
Income taxes	5.9	6.9
Net income	$16.8	$20.0
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 Construction services earnings decreased $3.2 million (16 percent) as a result of:
Revenues: Increase of $93.8 million, largely the result of higher inside specialty contracting workloads from greater customer demand for hospitality and high-tech projects. Also contributing to the increase was higher outside specialty contracting workloads, primarily the result of increased demand for utility projects, partially offset by a decrease in equipment sales and rentals.
Gross margin: Increase of $1.5 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads. Also negatively impacting gross margin was an out-of-period adjustment to correct an overstatement of operating revenue of $7.7 million and an understatement of operation and maintenance expense of $1.2 million previously recognized on a construction contract, as discussed in Note 1.
Selling, general and administrative expense: Increase of $5.2 million due in part to higher office expenses, bad debt expense, payroll-related costs and depreciation expense.
Other income: Decrease of $500,000 as a result of lower returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Decrease of $1.0 million, largely due to a decrease in income before income taxes.

Index

Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures following the CDC and state guidelines for its employees that are not able to work from home. The Company has experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue business processes with minimal interruptions. The Company continues to bid and be awarded work despite the challenging environment, as evidenced by the strong backlog for the segment, as further discussed below. The Company also continues to monitor job progress and service work and has experienced some delays, cancellations and disruptions due to the pandemic. The Company will continue to monitor the demand for construction services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures. In addition, the Company has been reviewing contracts for rights and obligations to protect its margins.
The Company continues to have bidding opportunities for both inside and outside specialty construction companies in 2020. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects.
The construction services segment had backlog at March 31, 2020, of $1.3 billion, up from $1.0 billion at March 31, 2019. The increase in backlog was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly inside specialty electrical and mechanical contracting in the hospitality, high-tech, mission critical and public industries. The Company's outside power, communications and natural gas specialty contracting also have a high volume of available work. The Company expects to complete a significant amount of the backlog at March 31, 2020, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to the Company and continue to grow the Company's backlog.
In support of the Company's strategic plan to grow through acquisitions, the Company acquired PerLectric, Inc., an electrical construction company in Fairfax, Virginia, in the first quarter of 2020. For more information on the Company's business combinations, see Note 9.
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
Three of the labor contracts that the construction services segment was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2019 Annual Report, have been ratified.
Other

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Operating revenues	$3.0	$7.8
Operating expenses:
Operation and maintenance	2.0	7.2
Depreciation, depletion and amortization	.7	.4
Taxes, other than income	—	.1
Total operating expenses	2.7	7.7
Operating income	.3	.1
Other income	.1	.2
Interest expense	.3	.4
Income (loss) before income taxes	.1	(.1)
Income taxes	4.3	3.2
Net loss	$(4.2)	$(3.3)
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 In the first quarter of 2020, the Company recorded higher income tax adjustments related to the consolidated company's annualized estimated tax rate compared to the first quarter of 2019. Also, in the first quarter of 2020, insurance activity at the Company's captive insurer decreased, which impacted both operating revenues and operation and maintenance expense. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.

Index

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Intersegment transactions:
Operating revenues	$31.0	$32.0
Operation and maintenance	5.9	8.1
Purchased natural gas sold	25.1	23.9
For more information on intersegment eliminations, see Note 16.
Liquidity and Capital Commitments
At March 31, 2020, the Company had cash and cash equivalents of $116.5 million and available borrowing capacity of $431.8 million under the revolving credit facilities of the Company's subsidiaries. During the first quarter of 2020, short-term capital markets were disrupted as a result of the COVID-19 pandemic. Consequently, the Company borrowed under its revolving credit agreements in addition to accessing the commercial paper markets and maintained higher than normal cash balances to ensure liquidity during this volatile period. In April 2020, Montana-Dakota entered into a $75.0 million term loan, which was used to repay all outstanding revolving credit agreement borrowings and a portion of the outstanding commercial paper borrowings of Montana-Dakota. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and also are affected by changes in working capital. Cash flows provided by operating activities in the first three months of 2020 was $79.3 million compared to $1.6 million in the first three months of 2019. The increase in cash flows provided by operating activities was largely driven by the decrease in natural gas purchases in 2020 as a result of milder temperatures and recovery of purchased gas cost adjustment balances at the natural gas distribution business. Also contributing to the increase of cash flows provided by operating activities was the continued increase in workloads at the construction services business. Partially offsetting these increases was a decrease in deferred income taxes as a result of the purchased gas cost adjustment, as previously discussed, that was recorded in the first three months of 2019 at the natural gas distribution business.
Investing activities Cash flows used in investing activities in the first three months of 2020 was $202.5 million compared to $160.1 million in the first three months of 2019. The increase in cash used in investing activities was primarily related to higher cash used in acquisition activity in 2020 compared to 2019 at the construction services business.
Financing activities Cash flows provided by financing activities in the first three months of 2020 was $173.2 million compared to $154.3 million in the first three months of 2019. The change was largely the result of higher long-term debt issuance offset in part by the decrease in short-term borrowings in 2020 as compared to 2019. The Company increased long-term debt borrowings at the construction businesses for financing of acquisitions and working capital needs. The Company also increased borrowings of commercial paper and borrowed under the revolving credit agreements at Montana-Dakota and Centennial in response to the impacts of the COVID-19 pandemic on the short-term capital markets. During the first three months of 2020, the Company had decreased net proceeds of $35.2 million for the issuance of common stock under its "at-the-market" offering and 401(k) plan.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2019 Annual Report. For more information, see Note 17 and Part II, Item 7 in the 2019 Annual Report.

Index

Capital expenditures
Capital expenditures for the first three months of 2020 were $188.9 million, which includes the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures in the first three months of 2019 were $150.4 million, which includes the completed aggregate deposit purchase and business combination at the construction material and contracting business. Capital expenditures allocated to the Company's business segments are estimated to be approximately $599 million for 2020. Capital expenditures have been updated from what was previously reported in the 2019 Annual Report to accommodate project timeline and scope changes made throughout the first quarter of 2020. The Company will continue to monitor capital expenditures for project delays and changes in costs related to COVID-19. The Company has included in the estimated capital expenditures for 2020 the completed business combinations of an electrical construction company and a prestressed-concrete business, as well as the North Bakken Expansion project, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for 2020 also include system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, such growth is dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. It is anticipated that all of the funds required for capital expenditures for 2020 will be met from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities if necessary.
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2020. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2019 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at March 31, 2020:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$135.0	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$53.6	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$—	$1.4	(c)	6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$336.0	$—		12/19/24

(a)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At March 31, 2020, Montana-Dakota had $80.0 million outstanding under the commercial paper program and $55.0 million outstanding under the revolving credit agreement.

(b)	Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.

(c)	Outstanding letter(s) of credit reduce the amount available under the credit agreement.

(d)	Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.

(e)
The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At March 31, 2020, Centennial had $185.0 million outstanding under the commercial paper program and $151.0 million outstanding under the revolving credit agreement.

The respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under their credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries. Due to the impacts of the COVID-19 pandemic on the short-term capital markets, the Company borrowed under its revolving credit agreements in addition to accessing the commercial paper markets.
Total equity as a percent of total capitalization was 54 percent, 53 percent and 56 percent at March 31, 2020 and 2019, and December 31, 2019, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital.

Index

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
The Company has a Distribution Agreement with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents, with respect to the issuance and sale of up to 10.0 million shares of the Company's common stock in connection with an “at-the-market” offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement. Proceeds from the sale of shares of common stock under the agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
The Company did not issue shares of common stock for the three months ended March 31, 2020, under its "at-the-market" offering. The Company issued 1.4 million shares of common stock for the three months ended March 31, 2019, pursuant to the “at-the-market” offering. The Company received $35.9 million of net proceeds and paid commissions to the sales agents of approximately $363,000, for the three months ended March 31, 2019, in connection with the sales of common stock under the "at-the-market" offering. As of March 31, 2020, the Company had remaining capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.
Certain of the Company's debt instruments use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the reform of LIBOR by replacing it with the SOFR, or equivalent rate agreed upon by the lenders, in certain of its new debt instruments, as well as those that are being renewed. The Company continues to evaluate the impact the reform will have on its debt instruments and, at this time, does not anticipate a significant impact.
Montana-Dakota On April 8, 2020, Montana-Dakota entered into a $75.0 million term loan agreement with a variable interest rate and a maturity date of April 7, 2021. The proceeds were used to repay all outstanding revolving credit agreement borrowings and a portion of the outstanding commercial paper borrowings of Montana-Dakota. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Off balance sheet arrangements
As of March 31, 2020, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There were no material changes in the Company's contractual obligations from continuing operations relating to estimated interest payments, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2020 from those reported in the 2019 Annual Report.
For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2019 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Policies Involving Significant Estimates
The Company's critical accounting policies involving significant estimates include impairment testing of long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; regulatory assets expected to be recovered in rates charged to customers; revenue recognized using the cost-to-cost measure of progress for contracts; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting policies involving significant estimates from those reported in the 2019 Annual Report. For more information on critical accounting policies involving significant estimates, see Part II, Item 7 in the 2019 Annual Report.
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

Index

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
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Operating income	$14.9	$18.0
Adjustments:
Operating expenses:
Operation and maintenance	30.7	30.2
Depreciation, depletion and amortization	15.5	13.7
Taxes, other than income	4.3	4.2
Total adjustments	50.5	48.1
Adjusted gross margin	$65.4	$66.1
The following information reconciles operating income to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Operating income	$50.0	$50.3
Adjustments:
Operating expenses:
Operation and maintenance	46.0	46.3
Depreciation, depletion and amortization	20.8	19.4
Taxes, other than income	6.1	6.2
Total adjustments	72.9	71.9
Adjusted gross margin	$122.9	$122.2

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2019 Annual Report.
At March 31, 2020, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2019 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A - Risk Factors in the 2019 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. There were no material changes to the Company's risk factors provided in Part I, Item 1A - Risk Factors in the 2019 Annual Report other than as set forth below.
COVID-19 may have a negative impact on the Company's business operations, revenues, results of operations, liquidity and cash flows.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. The COVID-19 pandemic has negatively impacted the global economy, lowered equity market valuations, decreased liquidity in fixed income markets, created significant volatility and disruption in the financial markets, decreased oil and natural gas prices, increased unemployment levels and disrupted certain global supply chains and may continue to negatively impact the economy and the financial markets. To the extent the COVID-19 pandemic adversely affects the Company's business, operations, revenues, liquidity or cash flows, it may also have the effect of heightening many of the other risks described in Part I, Item IA - Risk Factors in the 2019 Annual Report. The degree to which COVID-19 will impact the Company will depend on future developments, including severity and duration of the outbreak, actions taken by governmental authorities, and timing of when relatively normal economic and operating conditions resume.
The regulated businesses have been deemed essential service providers and have seen some impacts on its businesses; however, the Company could be materially affected if its businesses were no longer deemed critical. Future actions of its regulatory commissions on accounting for COVID-19 pandemic impacts may also affect the Company's future operating results and cash flows. To date, the electric and natural gas businesses have not seen a material impact on demand for commercial, industrial and residential electric and natural gas service loads. However, these businesses may be further impacted in the future depending on how long the COVID-19 pandemic continues. Other factors that could have an impact on the Company's regulated businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; continued suspended shut-offs of natural gas and electric services for nonpayment; continued flexible payment plans for utility customers; counterparty credit; costs and availability of supplies; capital construction and infrastructure operations and maintenance programs; financing plans; pension valuations; company-imposed travel restrictions; and legal and regulatory matters, including the potential for delayed regulatory filings and recovery of invested capital.
The construction businesses have generally been deemed essential service providers and have seen minimal inefficiencies and interruptions on its businesses; however, the Company could be materially impacted if its businesses were no longer deemed critical and may be further impacted in the future by site closures, government shut-down measures, additional inefficiencies due to compliance with safety and social distancing measures, public and private sector budget changes and constraints, and the impact of overall macro and local economic conditions on future construction projects. Other factors that could have an impact on the Company's construction businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; counterparty credit; costs and availability of supplies; financing plans; pension valuations; and company-imposed travel restrictions.
While self-quarantine or actual viral health issues have not yet had a material impact on the Company, these issues may have a negative impact on the Company's employees and the ability to continue its work activities under a normal course of business. Mandated healthcare protocols could lead to a shortage of employees or altered operations. Moreover, the Company's operations could be disrupted by its employees or third-party employees being diagnosed with COVID-19 or other illnesses since this could require the Company or its business partners to suspend projects, quarantine employees, or institute more aggressive preventive measures including closure of job sites to disinfect. If a significant percentage of the Company's workforce are unable to work, including because of illness or government restrictions in connection with the COVID-19 pandemic, the Company's operations may be negatively impacted, potentially materially adversely affecting its business, operations, revenues, liquidity and cash flows.
To date, a portion of the Company's workforce is working remotely and has not experienced any significant delays or information technology disruptions. However, the shifting of a portion of the Company's workforce from an on-premise model to a remote model, along with the increased amount of social engineering and attacks by bad actors taking advantage of the virus, could affect the Company's ability to maintain secure operations, communications and productivity in the future. If the Company's information technology infrastructure is not able to handle the increased traffic load due to remote work, it could create a major disruption to the Company operations.

Index

Orders, directives and legislative action by local, state and federal governments in response to the spread of COVID-19, which includes regional quarantines or shutdowns, may limit business opportunities with certain customers, which may result in reduced revenue. It may also impact existing business plans, which could lead to project delays and contract or project cancellations, which could in turn lead to decreased or delayed revenue and profitability. The spread of COVID-19 has also disrupted supply chains globally. If materials cannot be obtained in a timely manner, jobs may become delayed or canceled, or supply costs increased, which could have a material adverse effect on the Company's business operations, revenues, results of operations, liquidity and cash flows.
Significant changes in energy prices could negatively affect the Company's businesses.
Fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; supplies of domestic and foreign oil, NGL and natural gas; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; demand for oil due to economic slowdowns associated with the COVID-19 pandemic; and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. Recently depressed oil and natural gas prices has had minimal impact to date; however, continued depressed oil and natural gas prices could impact demand from certain industrial customers of the electric business. Additionally, these impacts could extend to commercial and residential customers of the electric and natural gas distribution businesses located in service areas impacted by decreased oil and natural gas exploration and production activity. Prolonged depressed prices for oil, NGL and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's electric, natural gas distribution and pipeline businesses.
If oil and natural gas prices increase significantly, customer demand for utility, pipeline and construction materials could decline, which could have a material impact on the Company's results of operations and cash flows. While the Company has fuel clause recovery mechanisms for its utility operations in all of the states in which it operates, higher utility fuel costs could significantly impact results of operations if such costs are not recovered. Delays in the collection of utility fuel cost recoveries, as compared to expenditures for fuel purchases, could have a negative impact on the Company's cash flows. High oil prices also affect the cost and demand for asphalt products and related contracting services. Low commodity prices could have a positive impact on sales but could negatively impact oil and natural gas production activities and subsequently the Company's pipeline and construction revenues in energy producing states in which the Company operates.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2020	—	—	—	—
February 1 through February 29, 2020	11,430	$31.63	—	—
March 1 through March 31, 2020	—	—	—	—
Total	11,430		—	—

(1)	Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.

(2)	Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
+10(a)	MDU Resources Group, Inc. 401(k) Retirement Plan, as restated April 1, 2020	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract, compensatory plan or arrangement.

Index

Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 8, 2020	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller