Form 10-Q
period 2020-06-30
MDU RESOURCES GROUP INC
filed 2020-08-06
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2020: 200,522,277 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2019 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2019
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
CARES Act	United States Coronavirus Aid, Relief, and Economic Security Act
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission

Index

NGL	Natural gas liquids
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
RNG	Renewable natural gas
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, the impact of COVID-19 on the Company's business, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part II, Item 1A. Risk Factors in this Form 10-Q, Part I, Item 1A. Risk Factors in the 2019 Annual Report and subsequent filings with the SEC.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$241,353	$236,247	$660,035	$675,864
Nonregulated pipeline, construction materials and contracting, construction services and other	1,121,575	1,067,326	1,900,267	1,718,900
Total operating revenues	1,362,928	1,303,573	2,560,302	2,394,764
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	83,103	88,415	170,712	176,186
Nonregulated pipeline, construction materials and contracting, construction services and other	946,068	932,616	1,679,459	1,547,759
Total operation and maintenance	1,029,171	1,021,031	1,850,171	1,723,945
Purchased natural gas sold	56,844	54,866	222,256	238,695
Depreciation, depletion and amortization	71,508	63,019	140,747	122,916
Taxes, other than income	52,584	47,953	116,696	101,982
Electric fuel and purchased power	14,567	19,393	35,107	45,696
Total operating expenses	1,224,674	1,206,262	2,364,977	2,233,234
Operating income	138,254	97,311	195,325	161,530
Other income	10,063	1,615	9,058	9,208
Interest expense	24,818	25,429	49,371	48,836
Income before income taxes	123,499	73,497	155,012	121,902
Income taxes	23,657	10,352	29,631	17,668
Income from continuing operations	99,842	63,145	125,381	104,234
Loss from discontinued operations, net of tax	(139)	(1,320)	(548)	(1,483)
Net income	$99,703	$61,825	$124,833	$102,751
Earnings per share - basic:
Income from continuing operations	$.50	$.32	$.62	$.53
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per share - basic	$.50	$.31	$.62	$.52
Earnings per share - diluted:
Income from continuing operations	$.50	$.32	$.62	$.53
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per share - diluted	$.50	$.31	$.62	$.52
Weighted average common shares outstanding - basic	200,522	198,270	200,481	197,341
Weighted average common shares outstanding - diluted	200,539	198,287	200,497	197,356
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$99,703	$61,825	$124,833	$102,751
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $36 for the three months ended and $72 and $(213) for the six months ended in 2020 and 2019, respectively	112	111	223	508
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $155 and $89 for the three months ended and $304 and $189 for the six months ended in 2020 and 2019, respectively	480	276	942	586
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(4) and $21 for the three months ended and $32 and $31 for the six months ended in 2020 and 2019, respectively	(13)	79	122	118
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $2 and $3 for the three months ended and $2 and $10 for the six months ended in 2020 and 2019, respectively	7	12	6	40
Net unrealized gain (loss) on available-for-sale investments	(6)	91	128	158
Other comprehensive income	586	478	1,293	1,252
Comprehensive income attributable to common stockholders	$100,289	$62,303	$126,126	$104,003
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2020	June 30, 2019	December 31, 2019
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$64,358	$71,966	$66,459
Receivables, net	920,824	890,579	836,605
Inventories	302,837	325,944	278,407
Current regulatory assets	60,557	80,661	63,613
Prepayments and other current assets	48,194	75,660	52,617
Total current assets	1,396,770	1,444,810	1,297,701
Noncurrent assets:
Property, plant and equipment	8,063,435	7,625,654	7,908,628
Less accumulated depreciation, depletion and amortization	3,064,833	2,903,274	2,991,486
Net property, plant and equipment	4,998,602	4,722,380	4,917,142
Goodwill	708,664	679,395	681,358
Other intangible assets, net	31,515	11,323	15,246
Regulatory assets	351,025	327,164	353,784
Investments	154,779	145,746	148,656
Operating lease right-of-use assets	115,751	118,795	115,323
Other	154,026	141,880	153,849
Total noncurrent assets	6,514,362	6,146,683	6,385,358
Total assets	$7,911,132	$7,591,493	$7,683,059
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$75,000	$89,983	$—
Long-term debt due within one year	16,560	51,822	16,540
Accounts payable	433,362	356,059	403,391
Taxes payable	80,882	46,731	48,970
Dividends payable	41,608	40,225	41,580
Accrued compensation	85,525	71,508	99,269
Regulatory liabilities due within one year	48,000	49,974	42,935
Operating lease liabilities due within one year	31,985	31,615	31,664
Asset retirement obligations due within one year	4,200	4,994	4,277
Other accrued liabilities	182,597	169,691	177,801
Total current liabilities	999,719	912,602	866,427
Noncurrent liabilities:
Long-term debt	2,265,316	2,327,984	2,226,567
Deferred income taxes	516,760	457,588	506,583
Regulatory liabilities	438,652	455,864	447,370
Asset retirement obligations	422,169	380,493	413,298
Operating lease liabilities	84,302	87,172	83,742
Other	286,527	309,489	291,826
Total noncurrent liabilities	4,013,726	4,018,590	3,969,386
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 201,061,198 at June 30, 2020, 199,539,110 at June 30, 2019 and 200,922,790 at December 31, 2019	201,061	199,539	200,923
Other paid-in capital	1,363,182	1,315,511	1,355,404
Retained earnings	1,377,879	1,185,967	1,336,647
Accumulated other comprehensive loss	(40,809)	(37,090)	(42,102)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	2,897,687	2,660,301	2,847,246
Total liabilities and stockholders' equity	$7,911,132	$7,591,493	$7,683,059
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2019	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
Net income	—	—	—	25,130	—	—	—	25,130
Other comprehensive income	—	—	—	—	707	—	—	707
Dividends declared on common stock	—	—	—	(41,789)	—	—	—	(41,789)
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,298	—	—	—	—	3,410
At March 31, 2020	201,061,198	$201,061	$1,360,564	$1,319,988	$(41,395)	(538,921)	$(3,626)	$2,836,592
Net income	—	—	—	99,703	—	—	—	99,703
Other comprehensive income	—	—	—	—	586	—	—	586
Dividends declared on common stock	—	—	—	(41,812)	—	—	—	(41,812)
Stock-based compensation	—	—	2,618	—	—	—	—	2,618
At June 30, 2020	201,061,198	$201,061	$1,363,182	$1,377,879	$(40,809)	(538,921)	$(3,626)	$2,897,687

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2018	196,564,907	$196,565	$1,248,576	$1,163,602	$(38,342)	(538,921)	$(3,626)	$2,566,775
Net income	—	—	—	40,926	—	—	—	40,926
Other comprehensive income	—	—	—	—	774	—	—	774
Dividends declared on common stock	—	—	—	(40,019)	—	—	—	(40,019)
Stock-based compensation	—	—	1,617	—	—	—	—	1,617
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	246,214	246	(3,261)	—	—	—	—	(3,015)
Issuance of common stock	1,505,687	1,506	37,128	—	—	—	—	38,634
At March 31, 2019	198,316,808	$198,317	$1,284,060	$1,164,509	$(37,568)	(538,921)	$(3,626)	$2,605,692
Net income	—	—	—	61,825	—	—	—	61,825
Other comprehensive income	—	—	—	—	478	—	—	478
Dividends declared on common stock	—	—	—	(40,367)	—	—	—	(40,367)
Stock-based compensation	—	—	1,742	—	—	—	—	1,742
Issuance of common stock	1,222,302	1,222	29,709	—	—	—	—	30,931
At June 30, 2019	199,539,110	$199,539	$1,315,511	$1,185,967	$(37,090)	(538,921)	$(3,626)	$2,660,301
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Operating activities:
Net income	$124,833	$102,751
Loss from discontinued operations, net of tax	(548)	(1,483)
Income from continuing operations	125,381	104,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	140,747	122,916
Deferred income taxes	2,881	22,753
Changes in current assets and liabilities, net of acquisitions:
Receivables	(40,801)	(171,304)
Inventories	(26,276)	(36,302)
Other current assets	30,790	(32,088)
Accounts payable	13,387	1,398
Other current liabilities	26,612	15,585
Other noncurrent changes	(10,923)	(50,822)
Net cash provided by (used in) continuing operations	261,798	(23,630)
Net cash provided by (used in) discontinued operations	(396)	735
Net cash provided by (used in) operating activities	261,402	(22,895)
Investing activities:
Capital expenditures	(248,800)	(281,674)
Acquisitions, net of cash acquired	(70,729)	(30,868)
Net proceeds from sale or disposition of property and other	22,968	8,197
Investments	23	(713)
Net cash used in investing activities	(296,538)	(305,058)
Financing activities:
Issuance of short-term borrowings	75,000	119,977
Repayment of short-term borrowings	—	(30,000)
Issuance of long-term debt	200,400	368,975
Repayment of long-term debt	(162,225)	(99,961)
Proceeds from issuance of common stock	3,410	69,565
Dividends paid	(83,188)	(79,570)
Tax withholding on stock-based compensation	(362)	(3,015)
Net cash provided by financing activities	33,035	345,971
Increase (decrease) in cash and cash equivalents	(2,101)	18,018
Cash and cash equivalents -- beginning of year	66,459	53,948
Cash and cash equivalents -- end of period	$64,358	$71,966
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2020 and 2019
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Governmental restrictions and guidelines implemented to control the spread of COVID-19 reduced commercial and interpersonal activity throughout the Company's areas of operation. Most of the Company's products and services are considered essential and accordingly operations have been generally allowed to continue. The Company has experienced some inefficiency impacts, including operation suspensions and interruptions at some locations to carry out preventive measures or in response to instances of positive tests. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three and six months ended June 30, 2020, and determined there were no material adverse impacts.
In the first quarter of 2020, the Company recorded an out-of-period adjustment to correct the recognition of revenue on a construction contract, which was the result of an overstatement of operating revenue and receivables of $7.7 million and an understatement of operating expense and accounts payable of $1.2 million in the year ended December 31, 2019. This adjustment resulted in an after-tax reduction to net income of $6.7 million in the first quarter of 2020. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim and annual consolidated financial statements and the adjustment was not material to the three months ended March 31, 2020, and the six months ended June 30, 2020.
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
The assets and liabilities of the Company's discontinued operations have been classified as held for sale and are included in prepayments and other current assets, noncurrent assets - other and other accrued liabilities on the Consolidated Balance Sheets. The results and supporting activities are shown in income (loss) from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
Management has also evaluated the impact of events occurring after June 30, 2020, up to the date of issuance of these consolidated interim financial statements.
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

Index
material impact on its results of operations, financial position, cash flows or disclosures and did not record a material cumulative effect adjustment upon adoption. See Note 4 for additional information regarding the Company's expected credit losses.
ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued guidance on modifying the disclosure requirements on fair value measurements as part of the disclosure framework project. The guidance modified, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removed, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. The Company adopted the guidance on January 1, 2020, and determined the guidance did not have a material impact on its disclosures.
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
ASU 2019-12 - Simplifying the Accounting for Income Taxes In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by removing certain exceptions in ASC 740 and providing simplification amendments. The guidance removes exceptions on intraperiod tax allocations and reporting and provides simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. The guidance will be effective for the Company on January 1, 2021, with early adoption permitted. Transition requirements vary among the exceptions and amendments which include retrospective, modified retrospective and prospective application. The Company is currently evaluating the effects of the new guidance and does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
ASU 2020-04 - Reference Rate Reform In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to be retired with a full phase-out by the end of 2021 and replaced by a new reference rate, which includes SOFR. The guidance can be applied beginning in the interim period that includes March 12, 2020, and cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. The Company is currently updating its credit agreements to include language regarding the successor or alternate rate to LIBOR. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
Note 3 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 8. The Company's trade accounts receivable are all due in 12 months or less. The total balance of receivables past due 90 days or more was $45.1 million, $47.2 million and $46.7 million at June 30, 2020 and 2019, and December 31, 2019, respectively.
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

Index
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Construction materials and contracting	Construction services	Total
	(In thousands)
At January 1, 2020	$328	$1,056	$5,357	$1,756	$8,497
Current expected credit loss provision	555	1,156	694	1,150	3,555
Less write-offs charged against the allowance	500	624	68	73	1,265
Credit loss recoveries collected	109	229	—	—	338
At March 31, 2020	$492	$1,817	$5,983	$2,833	$11,125
Current expected credit loss provision	303	190	(314)	896	1,075
Less write-offs charged against the allowance	224	677	44	454	1,399
Credit loss recoveries collected	88	201	—	—	289
At June 30, 2020	$659	$1,531	$5,625	$3,275	$11,090
The Company's allowance for doubtful accounts at June 30, 2019 and December 31, 2019, was $8.2 million and $8.5 million, respectively.
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

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Aggregates held for resale	$165,357	$147,030	$147,723
Asphalt oil	57,207	80,418	41,912
Materials and supplies	27,805	28,746	22,512
Merchandise for resale	22,974	27,167	22,232
Natural gas in storage (current)	11,776	15,841	22,058
Other	17,718	26,742	21,970
Total	$302,837	$325,944	$278,407
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.3 million, $48.2 million and $48.4 million at June 30, 2020 and 2019, and December 31, 2019, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	200,522	198,270	200,481	197,341
Effect of dilutive performance share awards and restricted stock units	17	17	16	15
Weighted average common shares outstanding - diluted	200,539	198,287	200,497	197,356
Shares excluded from the calculation of diluted earnings per share	187	—	191	93
Dividends declared per common share	$.2075	$.2025	$.4150	$.4050

Index
Note 7 - Accumulated other comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2019	$(1,430)	$(40,734)	$62	$(42,102)
Other comprehensive income before reclassifications	—	—	135	135
Amounts reclassified from (to) accumulated other comprehensive loss	111	462	(1)	572
Net current-period other comprehensive income	111	462	134	707
At March 31, 2020	$(1,319)	$(40,272)	$196	$(41,395)
Other comprehensive loss before reclassifications	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	112	480	7	599
Net current-period other comprehensive income (loss)	112	480	(6)	586
At June 30, 2020	$(1,207)	$(39,792)	$190	$(40,809)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2018	$(2,161)	$(36,069)	$(112)	$(38,342)
Other comprehensive income before reclassifications	—	—	39	39
Amounts reclassified from accumulated other comprehensive loss	397	310	28	735
Net current-period other comprehensive income	397	310	67	774
At March 31, 2019	$(1,764)	$(35,759)	$(45)	$(37,568)
Other comprehensive income before reclassifications	—	—	79	79
Amounts reclassified from accumulated other comprehensive loss	111	276	12	399
Net current-period other comprehensive income	111	276	91	478
At June 30, 2019	$(1,653)	$(35,483)	$46	$(37,090)
The following amounts were reclassified between accumulated other comprehensive loss and net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(147)	$(295)	$(295)	Interest expense
	36	36	72	(213)	Income taxes
	(112)	(111)	(223)	(508)
Amortization of postretirement liability losses included in net periodic benefit cost	(635)	(365)	(1,246)	(775)	Other income
	155	89	304	189	Income taxes
	(480)	(276)	(942)	(586)
Reclassification adjustment on available-for-sale investments included in net income	(9)	(15)	(8)	(50)	Other income
	2	3	2	10	Income taxes
	(7)	(12)	(6)	(40)
Total reclassifications	$(599)	$(399)	$(1,171)	$(1,134)

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
Disaggregation
In the following tables, revenue is disaggregated by the type of customer or service provided. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue by reportable segments. For more information on the Company's business segments, see Note 16.

Three Months Ended June 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$27,954	$78,653	$—	$—	$—	$—	$106,607
Commercial utility sales	29,877	41,027	—	—	—	—	70,904
Industrial utility sales	8,072	5,658	—	—	—	—	13,730
Other utility sales	1,591	—	—	—	—	—	1,591
Natural gas transportation	—	10,350	27,965	—	—	—	38,315
Natural gas gathering	—	—	1,181	—	—	—	1,181
Natural gas storage	—	—	3,104	—	—	—	3,104
Contracting services	—	—	—	303,356	—	—	303,356
Construction materials	—	—	—	482,498	—	—	482,498
Intrasegment eliminations	—	—	—	(164,719)	—	—	(164,719)
Inside specialty contracting	—	—	—	—	324,921	—	324,921
Outside specialty contracting	—	—	—	—	160,696	—	160,696
Other	7,717	2,711	3,363	—	412	2,861	17,064
Intersegment eliminations	(196)	(185)	(7,999)	(90)	(779)	(2,973)	(12,222)
Revenues from contracts with customers	75,015	138,214	27,614	621,045	485,250	(112)	1,347,026
Revenues out of scope	1,423	3,280	44	—	11,155	—	15,902
Total external operating revenues	$76,438	$141,494	$27,658	$621,045	$496,405	$(112)	$1,362,928

Three Months Ended June 30, 2019	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$26,437	$71,010	$—	$—	$—	$—	$97,447
Commercial utility sales	33,231	41,250	—	—	—	—	74,481
Industrial utility sales	9,344	5,577	—	—	—	—	14,921
Other utility sales	1,879	—	—	—	—	—	1,879
Natural gas transportation	—	10,706	24,804	—	—	—	35,510
Natural gas gathering	—	—	2,396	—	—	—	2,396
Natural gas storage	—	—	2,623	—	—	—	2,623
Contracting services	—	—	—	297,124	—	—	297,124
Construction materials	—	—	—	444,768	—	—	444,768
Intrasegment eliminations	—	—	—	(145,925)	—	—	(145,925)
Inside specialty contracting	—	—	—	—	319,276	—	319,276
Outside specialty contracting	—	—	—	—	133,288	—	133,288
Other	8,417	2,923	6,293	—	9	2,903	20,545
Intersegment eliminations	—	—	(7,513)	(168)	(721)	(2,879)	(11,281)
Revenues from contracts with customers	79,308	131,466	28,603	595,799	451,852	24	1,287,052
Revenues out of scope	1,703	2,401	77	—	12,340	—	16,521
Total external operating revenues	$81,011	$133,867	$28,680	$595,799	$464,192	$24	$1,303,573

Index

Six Months Ended June 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$60,303	$265,354	$—	$—	$—	$—	$325,657
Commercial utility sales	63,464	156,023	—	—	—	—	219,487
Industrial utility sales	18,439	14,179	—	—	—	—	32,618
Other utility sales	3,239	—	—	—	—	—	3,239
Natural gas transportation	—	22,148	55,397	—	—	—	77,545
Natural gas gathering	—	—	3,271	—	—	—	3,271
Natural gas storage	—	—	6,150	—	—	—	6,150
Contracting services	—	—	—	401,757	—	—	401,757
Construction materials	—	—	—	690,408	—	—	690,408
Intrasegment eliminations	—	—	—	(208,823)	—	—	(208,823)
Inside specialty contracting	—	—	—	—	697,130	—	697,130
Outside specialty contracting	—	—	—	—	290,846	—	290,846
Other	16,167	5,209	6,604	—	763	5,852	34,595
Intersegment eliminations	(391)	(370)	(33,198)	(152)	(3,249)	(5,946)	(43,306)
Revenues from contracts with customers	161,221	462,543	38,224	883,190	985,490	(94)	2,530,574
Revenues out of scope	1,125	5,394	89	—	23,120	—	29,728
Total external operating revenues	$162,346	$467,937	$38,313	$883,190	$1,008,610	$(94)	$2,560,302

Six Months Ended June 30, 2019	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$62,993	$271,619	$—	$—	$—	$—	$334,612
Commercial utility sales	68,902	163,043	—	—	—	—	231,945
Industrial utility sales	18,228	14,188	—	—	—	—	32,416
Other utility sales	3,678	—	—	—	—	—	3,678
Natural gas transportation	—	22,276	49,862	—	—	—	72,138
Natural gas gathering	—	—	4,517	—	—	—	4,517
Natural gas storage	—	—	5,269	—	—	—	5,269
Contracting services	—	—	—	380,164	—	—	380,164
Construction materials	—	—	—	624,077	—	—	624,077
Intrasegment eliminations	—	—	—	(181,066)	—	—	(181,066)
Inside specialty contracting	—	—	—	—	618,805	—	618,805
Outside specialty contracting	—	—	—	—	240,686	—	240,686
Other	17,538	6,836	8,989	—	26	10,747	44,136
Intersegment eliminations	—	—	(31,468)	(264)	(849)	(10,704)	(43,285)
Revenues from contracts with customers	171,339	477,962	37,169	822,911	858,668	43	2,368,092
Revenues out of scope	2,239	(1,948)	124	—	26,257	—	26,672
Total external operating revenues	$173,578	$476,014	$37,293	$822,911	$884,925	$43	$2,394,764
Presented in the previous tables are intrasegment revenues within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, these revenues must be eliminated against construction materials to arrive at the external operating revenue total for the segment.

Index
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts from contracting services are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation.
The changes in contract assets and liabilities were as follows:

	June 30, 2020	December 31, 2019	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$136,514	$109,078	$27,436	Receivables, net
Contract liabilities - current	(158,272)	(142,768)	(15,504)	Accounts payable
Contract liabilities - noncurrent	(72)	(19)	(53)	Noncurrent liabilities - other
Net contract liabilities	$(21,830)	$(33,709)	$11,879
The Company recognized $32.3 million and $121.7 million in revenue for the three and six months ended June 30, 2020, respectively, which was previously included in contract liabilities at December 31, 2019. The Company recognized $22.6 million and $79.0 million in revenue for the three and six months ended June 30, 2019, respectively, which was previously included in contract liabilities at December 31, 2018.
The Company recognized a net increase in revenues of $31.9 million and $42.9 million for the three and six months ended June 30, 2020, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $20.6 million and $32.5 million for the three and six months ended June 30, 2019, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, at the construction materials and contracting and construction services segments include unrecognized revenues that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under master service agreements. The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes.
At June 30, 2020, the Company's remaining performance obligations were $2.3 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.8 billion within the next 12 months or less; $296.0 million within the next 13 to 24 months; and $239.6 million in 25 months or more.
The majority of the Company's construction contracts have an original duration of less than two years. The Company's firm transportation and firm storage contracts have weighted average remaining durations of approximately five and two years, respectively.
Note 9 - Business combinations
The following acquisitions were accounted for as business combinations in accordance with ASC 805 - Business Combinations. The results of the acquired businesses have been included in the Consolidated Financial Statements beginning on the acquisition date. Pro forma financial amounts reflecting the effects of the business combinations are not presented, as none of these business combinations were material to the Company's financial position or results of operations.
For all business combinations, the Company preliminarily allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates and are considered provisional until final fair values are determined or the measurement period has passed. The Company expects to record adjustments as it accumulates the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances; identifiable intangible assets; property, plant and equipment; total consideration and goodwill. The excess of the purchase price over the aggregate fair values is recorded as goodwill. The Company calculated the fair value of the assets acquired in 2020 and 2019 using a market or cost approach (or a combination of both). Fair values for some of the assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The final fair value of the net assets

Index
acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than 12 months from the respective acquisition dates. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
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
The following are the acquisitions made during 2020 and 2019 at the construction materials and contracting segment:
•In February 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Washington.
•In December 2019, the Company acquired the assets of Roadrunner Ready Mix, Inc., a provider of ready-mixed concrete in Idaho.
•In March 2019, the Company acquired Viesko Redi-Mix, Inc., a provider of ready-mixed concrete in Oregon.
The following are the acquisitions made during 2020 and 2019 at the construction services segment:
•In February 2020, the Company acquired PerLectric, Inc., a leading electrical construction company in Virginia.
•In September 2019, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Washington.
The total purchase price for acquisitions that occurred in 2020 was $77.4 million, subject to certain adjustments, with cash acquired totaling $1.7 million. The purchase price includes consideration paid of $70.7 million and $5.0 million of indemnity holdback liabilities. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2020 were as follows: $46.1 million to current assets; $4.9 million to property, plant and equipment; $27.3 million to goodwill; $20.6 million to other intangible assets; $21.2 million to current liabilities and $300,000 to noncurrent liabilities. During the second quarter of 2020, measurement period adjustments of $3.6 million were made to the previously reported provisional amounts, which reduced goodwill. At June 30, 2020, the purchase price allocations for these acquisitions were preliminary and will be finalized within 12 months of the respective acquisition dates. The Company issued debt to finance these acquisitions.
In 2019, the gross aggregate consideration for acquisitions was $56.8 million, subject to certain adjustments, and included $1.2 million of debt assumed. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2019 were as follows: $15.8 million to current assets; $16.7 million to property, plant and equipment; $23.1 million to goodwill; $6.7 million to other intangible assets; $500,000 to other noncurrent assets; $5.9 million to current liabilities and $100,000 to noncurrent liabilities. At December 31, 2019, the purchase price adjustments for Viesko Redi-Mix, Inc. had been settled and no material adjustments were made to the provisional accounting. At June 30, 2020, the purchase price allocations for Pride Electric, Inc. and Roadrunner Ready Mix, Inc. were preliminary and will be finalized within 12 months of the respective acquisition dates. The Company issued debt and equity securities to finance these acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the six months ended June 30, 2020 and 2019.
Note 10 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $11.2 million and $23.3 million for the three and six months ended June 30, 2020, respectively. The Company recognized revenue from operating leases of $12.5 million and $26.5 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020, the Company had $10.4 million of lease receivables with a majority due within 12 months.
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	6,483	—	223,717
Construction services	118,388	24,436	(3,613)	139,211
Total	$681,358	$30,919	$(3,613)	$708,664

Index

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,473	—	223,894
Construction services	109,765	—	—	109,765
Total	$664,922	$14,473	$—	$679,395

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,482	(6,669)	217,234
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,105	$(6,669)	$681,358
During 2020 and 2019, the Company completed two and three business combinations, respectively, and the results of these acquisitions have been included in the Company's construction materials and contracting and construction services segments. These business combinations increased the construction materials and contracting segment's goodwill balance at June 30, 2020 and 2019, and December 31, 2019, respectively, and increased the construction services segment's goodwill balance at June 30, 2020 and December 31, 2019, respectively, as noted in the previous tables. As a result of the business combinations, other intangible assets increased $21.0 million at June 30, 2020, compared to December 31, 2019. For more information related to these business combinations, see Note 9.
Other amortizable intangible assets were as follows:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Customer relationships	$30,087	$14,601	$17,958
Less accumulated amortization	5,239	5,629	6,268
	24,848	8,972	11,690
Noncompete agreements	4,229	3,179	3,439
Less accumulated amortization	2,084	1,798	1,957
	2,145	1,381	1,482
Other	13,060	6,578	8,094
Less accumulated amortization	8,538	5,608	6,020
	4,522	970	2,074
Total	$31,515	$11,323	$15,246
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2020, was $2.7 million and $4.7 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2019, was $500,000 and $1.1 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2020, was:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Amortization expense	$5,313	$5,199	$4,711	$4,490	$4,160	$7,642

Index
Note 12 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery Period as of June 30, 2020	*	June 30, 2020	June 30, 2019	December 31, 2019
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$42,582	$65,448	$42,823
Cost recovery mechanisms	Up to 1 year		7,781	7,484	6,288
Conservation programs	Up to 1 year		7,256	6,529	6,963
Other	Up to 1 year		2,938	1,200	7,539
			60,557	80,661	63,613
Noncurrent:
Pension and postretirement benefits	**		157,033	165,861	157,069
Asset retirement obligations	Over plant lives		68,191	64,215	66,000
Plant to be retired	-		49,185	16,933	32,931
Natural gas costs recoverable through rate adjustments	Up to 3 years		27,184	29,095	46,381
Manufactured gas plant site remediation	-		14,826	15,387	15,126
Cost recovery mechanisms	Up to 10 years		13,140	11,004	13,108
Taxes recoverable from customers	Over plant lives		10,890	11,755	11,486
Long-term debt refinancing costs	Up to 17 years		3,980	4,592	4,286
Other	Up to 19 years		6,596	8,322	7,397
			351,025	327,164	353,784
Total regulatory assets			$411,582	$407,825	$417,397
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments			$29,557	$25,737	$23,825
Electric fuel and purchased power deferral			7,799	4,686	5,824
Taxes refundable to customers			4,012	7,104	3,472
Other			6,632	12,447	9,814
			48,000	49,974	42,935
Noncurrent:
Taxes refundable to customers			236,142	256,921	246,034
Plant removal and decommissioning costs			173,399	173,661	173,722
Pension and postretirement benefits			18,015	15,215	18,065
Other			11,096	10,067	9,549
			438,652	455,864	447,370
Total regulatory liabilities			$486,652	$505,838	$490,305
Net regulatory position			$(75,070)	$(98,013)	$(72,908)
*Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.
** Recovered as expense is incurred or cash contributions are made.

At June 30, 2020 and 2019, and December 31, 2019, approximately $296.6 million, $290.7 million and $276.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates.
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
Note 13 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified defined benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $92.4 million, $83.1 million and $87.0 million, at June 30, 2020 and 2019, and December 31, 2019, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $9.1 million and $5.4 million for the three and six months ended June 30, 2020, respectively. The net unrealized gains on these investments were $2.9 million and $9.3 million for the three and six months ended June 30, 2019, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

June 30, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,812	$239	$6	$10,045
U.S. Treasury securities	1,170	7	—	1,177
Total	$10,982	$246	$6	$11,222

June 30, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$10,771	$94	$35	$10,830
U.S. Treasury securities	180	—	—	180
Total	$10,951	$94	$35	$11,010

December 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,804	$87	$10	$9,881
U.S. Treasury securities	1,228	1	—	1,229
Total	$11,032	$88	$10	$11,110
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

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2020, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2020
	(In thousands)
Assets:
Money market funds	$—	$8,478	$—	$8,478
Insurance contract*	—	92,413	—	92,413
Available-for-sale securities:
Mortgage-backed securities	—	10,045	—	10,045
U.S. Treasury securities	—	1,177	—	1,177
Total assets measured at fair value	$—	$112,113	$—	$112,113
* The insurance contract invests approximately 38 percent in fixed-income investments, 23 percent in common stock of large-cap companies, 9 percent in common stock of mid-cap companies, 9 percent in common stock of small-cap companies, 4 percent in target date investments and 17 percent in cash equivalents.

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

Index
In the second quarter of 2019, the Company reviewed a non-utility investment at its electric and natural gas distribution segments for impairment. This was a cost-method investment and was written down to zero using the income approach to determine its fair value, requiring the Company to record a write-down of $2.0 million, before tax. The fair value of this investment was categorized as Level 3 in the fair value hierarchy. This reduction is reflected in investments on the Company's Consolidated Balance Sheet, as well as within other income on the Consolidated Statements of Income.
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Carrying amount	$2,281,876	$2,379,806	$2,243,107
Fair value	$2,563,734	$2,521,325	$2,418,631
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 14 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2020. In the event the Company's subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Montana-Dakota's and Centennial's respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries. Due to the impacts of the COVID-19 pandemic on the short-term capital markets, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets in the first half of 2020. At June 30, 2020, all borrowings under the revolving credit agreements for Montana-Dakota and Centennial had been repaid.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2020	June 30, 2020	June 30, 2019	December 31, 2019
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to June 15, 2060	4.43%	$1,900,000	$1,656,000	$1,850,000
Commercial paper supported by revolving credit agreements	1.02%	290,100	433,350	222,900
Term Loan Agreement due on September 3, 2032	2.00%	9,100	209,800	9,100
Credit agreements due on June 7, 2024	3.25%	11,200	11,075	89,050
Medium-Term Notes due on dates ranging from September 1, 2020 to March 16, 2029	6.68%	50,000	50,000	50,000
Other notes due on dates ranging from July 15, 2021 to November 30, 2038	4.59%	28,342	26,105	29,117
Less unamortized debt issuance costs		6,668	6,164	7,010
Less discount		198	360	50
Total long-term debt		2,281,876	2,379,806	2,243,107
Less current maturities		16,560	51,822	16,540
Net long-term debt		$2,265,316	$2,327,984	$2,226,567

Index
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at June 30, 2020, were as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Long-term debt maturities	$15,762	$1,522	$148,021	$77,921	$362,722	$1,682,794
Note 15 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Interest, net*	$47,769	$45,702
Income taxes paid, net**	$735	$4,124
* AFUDC - borrowed was $1.3 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.
** Income taxes paid, including discontinued operations, were $882,000 and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

Noncash investing and financing transactions were as follows:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,181	$24,990	$54,880
Property, plant and equipment additions in accounts payable	$36,493	$27,312	$46,119
Accrual for holdback payment related to a business combination	$5,000	$—	$—
Debt assumed in connection with a business combination	$—	$1,163	$1,163
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
Discontinued operations include the results and supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.
The information below follows the same accounting policies as described in Note 1 of the Notes to Consolidated Financial Statements in the 2019 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$76,438	$81,011	$162,346	$173,578
Natural gas distribution	141,494	133,867	467,937	476,014
Pipeline	23,421	21,369	29,752	26,272
	241,353	236,247	660,035	675,864
Nonregulated operations:
Pipeline	4,237	7,311	8,561	11,021
Construction materials and contracting	621,045	595,799	883,190	822,911
Construction services	496,405	464,192	1,008,610	884,925
Other	(112)	24	(94)	43
	1,121,575	1,067,326	1,900,267	1,718,900
Total external operating revenues	$1,362,928	$1,303,573	$2,560,302	$2,394,764

Intersegment operating revenues:
Regulated operations:
Electric	$196	$—	$391	$—
Natural gas distribution	185	—	370	—
Pipeline	7,857	7,426	33,040	31,349
	8,238	7,426	33,801	31,349
Nonregulated operations:
Pipeline	142	87	158	119
Construction materials and contracting	90	168	152	264
Construction services	779	721	3,249	849
Other	2,973	2,879	5,946	10,704
	3,984	3,855	9,505	11,936
Intersegment eliminations	(12,222)	(11,281)	(43,306)	(43,285)
Total intersegment operating revenues	$—	$—	$—	$—

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Operating income (loss):
Electric	$12,810	$9,791	$27,669	$27,779
Natural gas distribution	678	(2,621)	50,677	47,696
Pipeline	12,225	10,698	23,644	20,602
Construction materials and contracting	74,741	46,178	31,472	4,597
Construction services	37,882	31,966	61,678	59,431
Other	(82)	1,299	185	1,425
Total operating income	$138,254	$97,311	$195,325	$161,530

Net income (loss):
Regulated operations:
Electric	$12,153	$7,471	$23,527	$22,976
Natural gas distribution	(959)	(6,252)	31,410	30,248
Pipeline	8,684	6,378	16,070	13,382
	19,878	7,597	71,007	66,606
Nonregulated operations:
Pipeline	268	742	255	579
Construction materials and contracting	53,020	29,166	14,806	(5,283)
Construction services	27,932	22,845	44,755	42,869
Other	(1,256)	2,795	(5,442)	(537)
	79,964	55,548	54,374	37,628
Income from continuing operations	99,842	63,145	125,381	104,234
Loss from discontinued operations, net of tax	(139)	(1,320)	(548)	(1,483)
Net income	$99,703	$61,825	$124,833	$102,751
Note 17 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2020	2019	2020	2019
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$414	$227
Interest cost	3,074	3,840	627	713
Expected return on assets	(5,214)	(3,998)	(1,401)	(1,182)
Amortization of prior service credit	—	—	(402)	(228)
Amortization of net actuarial (gain) loss	1,723	1,418	142	(42)
Net periodic benefit cost (credit), including amount capitalized	(417)	1,260	(620)	(512)
Less amount capitalized	—	—	35	27
Net periodic benefit cost (credit)	$(417)	$1,260	$(655)	$(539)

Index

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30,	2020	2019	2020	2019
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$766	$571
Interest cost	6,047	7,613	1,218	1,493
Expected return on assets	(9,975)	(9,118)	(2,649)	(2,402)
Amortization of prior service credit	—	—	(699)	(577)
Amortization of net actuarial loss	3,586	2,773	144	55
Net periodic benefit cost (credit), including amount capitalized	(342)	1,268	(1,220)	(860)
Less amount capitalized	—	—	67	58
Net periodic benefit cost (credit)	$(342)	$1,268	$(1,287)	$(918)
The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2020, was $900,000 and $1.9 million, respectfully. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2019, was $1.1 million and $2.2 million, respectfully. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
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
IPUC
On May 4, 2020, Intermountain filed a request with the IPUC for authority to facilitate access for RNG producers to its distribution system to move RNG to the producers' buyers. Intermountain has executed contracts with three RNG producers to facilitate such access. Intermountain intends to completely insulate utility customers from all potential impacts of RNG production. If any startup or extraordinary expenses are incurred, the RNG producer will be billed for the actual expenses that are incurred. Additionally, Intermountain will be collecting an access fee that will be recorded as non-utility revenue. On June 12, 2020, the IPUC issued an accounting order approving this request.
On May 12, 2020, Intermountain filed a request with the IPUC to use deferred accounting for costs related to the COVID-19 pandemic. On July 7, 2020, the IPUC approved this request with an accounting order to track expenses and revenues related to the COVID-19 pandemic. This order had an immediate effective date.
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
On April 20, 2020, Great Plains filed a request with the MNPUC to use deferred accounting for costs related to the COVID-19 pandemic. On May 22, 2020, the MNPUC approved this request with an accounting order to track expenses and revenues related to the COVID-19 pandemic. This order had an immediate effective date.

Index
MTPSC
On November 1, 2019, Montana-Dakota submitted an application with the MTPSC requesting the use of deferred accounting for the treatment of costs related to the retirement of Lewis & Clark Station in Sidney, Montana, and Units 1 and 2 at Heskett Station near Mandan, North Dakota. On June 18, 2020, the MTPSC approved this request with an accounting order to allow Montana-Dakota to defer costs related to the retirement of the plants with an immediate effective date.
On May 8, 2020, Montana-Dakota filed a request with the MTPSC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the MTPSC.
On June 22, 2020, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase of approximately $8.6 million annually or approximately 13.4 percent above current rates. The requested increase was primarily to recover investments in facilities that were made to enhance system safety and reliability, as well as the depreciation, taxes and operation and maintenance costs associated with this increase in investment. The Company requested an interim rate increase of approximately $4.9 million or approximately 8.2 percent, subject to refund, to be effective February 1, 2021. This matter is pending before the MTPSC.
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
On April 2, 2020, a combined settlement, for the previously discussed matters, was filed with the NDPSC. The settlement recommended approval of the advanced determination of prudence and deferred accounting. A consolidated hearing was held on April 30, 2020. On July 23, 2020, a modified settlement agreement adjusting the amortization period of deferred costs was filed with the NDPSC. On August 5, 2020, the NDPSC approved the combined settlement.
On April 24, 2020, Montana-Dakota filed a request with the NDPSC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the NDPSC.
On July 17, 2020, Montana-Dakota filed an annual update to its transmission cost adjustment rider with the NDPSC requesting to recover revenues of approximately $15.5 million, which includes a true-up of the prior period adjustment, resulting in an increase of approximately $6.3 million over current rates. This filing includes approximately $3.3 million related to transmission capital projects. This matter is pending before the NDPSC.
OPUC
On March 26, 2020, Cascade filed a request with the OPUC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the OPUC.
On March 31, 2020, Cascade filed a natural gas general rate case with the OPUC requesting an increase in annual revenue of approximately $4.9 million or approximately 7.2 percent, which included a request for an additional recovery of environmental remediation deferred costs of approximately $364,000. This matter is pending before the OPUC.
SDPUC
On May 1, 2020, Montana-Dakota filed a request with the SDPUC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the SDPUC.
WUTC
On May 27, 2020, Cascade filed a request with the WUTC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the WUTC.
On May 29, 2020, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $1.0 million or approximately 0.4 percent. The filing includes a proposed effective date of November 1, 2020. This matter is pending before the WUTC.
On June 19, 2020, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.8 million annually or approximately 5.3 percent above current rates. The WUTC has 11 months to render a final decision on the rate case. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as increased operation and maintenance costs. This matter is pending before the WUTC.

Index
WYPSC
On May 14, 2020, Montana-Dakota filed separate requests for its electric and natural gas services with the WYPSC to use deferred accounting for costs related to the COVID-19 pandemic. On June 1, 2020, the WYPSC approved these requests with an accounting order to track expenses and revenues related to the COVID-19 pandemic. This order had an immediate effective date.
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
At June 30, 2020 and 2019, and December 31, 2019, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $34.5 million, $32.1 million and $29.1 million, respectively. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2020, the fixed maximum amounts guaranteed under these agreements aggregated $272.7 million. Certain of the guarantees also have no fixed maximum amounts specified. At June 30, 2020, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $91.8 million in 2020; $169.4 million in 2021; $400,000 in 2022; $500,000 in 2023; $500,000 in 2024; $1.1 million thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2020. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2020, the fixed maximum amounts guaranteed under these letters of credit aggregated $23.9 million. At June 30, 2020, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $20.4 million in 2020 and $3.5 million in 2021. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2020. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2020.

Index
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2020, approximately $1.0 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At June 30, 2020, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $34.8 million.

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
Impact of the COVID-19 pandemic on the Company
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Most of the Company's products and services are considered essential to our country and our communities; therefore, operations have generally been permitted to continue. While the Company has experienced some inefficiency impacts, including operation suspensions and interruptions at some locations to carry out preventative measures or in response to instances of positive tests, the impacts have not been material. For more information on specific impacts to each of the Company's business segments, see the respective Outlook sections. The Company has been able to maintain employment for most of its workforce and remains committed to the health and safety of its employees and the communities where it operates. In the first quarter of 2020, the MDU Resources Group Foundation also accelerated and provided additional donations to charitable organizations impacted by COVID-19 in the communities in which the Company operates.
In March 2020, the President of the United States signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act provided economic relief and stimulus to support the national economy during the pandemic, including support for individuals and businesses affected by the pandemic and economic downturn. The CARES Act allowed businesses to defer payment of the employer portion of social security taxes incurred through the end of 2020. At June 30, 2020, the Company had deferred approximately $17.9 million in payroll taxes related to this provision. The Company is required to pay 50 percent of the payroll taxes deferred by the Company under this provision by the end of 2021 and the remaining balance by the end of 2022.
The Company continues to adjust its business in response to the pandemic while positioning for an economic rebound and potential opportunities to enhance its competitive position. The Company's business strategy incorporates preparation for unexpected economic adversity, which includes maintaining a strong liquidity position to weather a variety of economic scenarios, a strong balance sheet with conservative debt leverage and financial flexibility to access diverse sources of capital. For more information on the Company's liquidity, see Liquidity and Capital Commitments. In addition, the Company has evaluated its planned capital projects to identify potential delays of expenditures to provide additional financial flexibility and to ensure projects will provide acceptable returns on investment.
The Company established a task force to monitor developments related to the pandemic and has implemented procedures to protect employees. Procedures are established to promptly notify employees, contractors and customers when individuals may have been exposed to COVID-19 and need to be tested or self-quarantined due to potential contact. Additionally, the Company has modified its work practices to include social distancing measures and hygiene practices. While the Company has begun the initial phase of its return to work processes for certain office employees, many employees that have the capacity to work from home continue to do so. The Company has also enacted additional physical and cybersecurity measures to safeguard systems for remote work locations.
Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the three and six months ended June 30, 2020. The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company increases the longer the virus impacts the level of economic

Index
activity in the United States. Due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely. For more information on the possible impacts, see Item 1A. Risk Factors.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Electric	$12.2	$7.5	$23.5	$23.0
Natural gas distribution	(1.0)	(6.3)	31.4	30.3
Pipeline	9.0	7.1	16.3	14.0
Construction materials and contracting	53.0	29.2	14.8	(5.3)
Construction services	27.9	22.8	44.8	42.9
Other	(1.3)	2.8	(5.5)	(.7)
Income from continuing operations	99.8	63.1	125.3	104.2
Loss from discontinued operations, net of tax	(.1)	(1.3)	(.5)	(1.5)
Net income	$99.7	$61.8	$124.8	$102.7
Earnings per share - basic:
Income from continuing operations	$.50	$.32	$.62	$.53
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per share - basic	$.50	$.31	$.62	$.52
Earnings per share - diluted:
Income from continuing operations	$.50	$.32	$.62	$.53
Discontinued operations, net of tax	—	(.01)	—	(.01)
Earnings per share - diluted	$.50	$.31	$.62	$.52
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 The Company recognized consolidated earnings of $99.7 million for the quarter ended June 30, 2020, compared to $61.8 million for the same period in 2019.
The Company's earnings were positively impacted by increased earnings across all of the Company's businesses. The construction materials and contracting business experienced an increase in gross margin, largely the result of favorable weather conditions in certain regions and recent acquisitions. The natural gas distribution business's seasonal loss decreased as a result of increased margins due to weather normalization and conservation adjustments, higher retail sales volumes and approved rate recovery in certain jurisdictions. The construction services business experienced an increase in gross margin as well, primarily resulting from higher inside and outside specialty contracting workloads, partially due to the businesses acquired. The electric business's earnings reflect the absence of maintenance outage costs incurred during 2019. The pipeline business also experienced an increase in earnings, largely related to higher demand from organic growth projects and higher volumes of natural gas being moved into storage. In addition, the Company benefited from $6.2 million in higher returns on certain of the Company's benefit plan investments.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 The Company recognized consolidated earnings of $124.8 million for the six months ended June 30, 2020, compared to $102.7 million for the same period in 2019.
The Company's earnings were positively impacted by increased earnings across all of the Company's businesses. The main driver of the increased earnings was higher gross margin, largely from favorable weather conditions in certain regions and additional revenues from recent acquisitions, at the construction materials and contracting business. The pipeline business's increased earnings reflect higher revenue from organic growth projects and approved rates. The construction services business experienced an increase in gross margin resulting from higher inside and outside specialty contracting workloads, partially due to the business acquired during the first quarter of 2020, offset in part by an out-of-period adjustment of approximately $6.7 million, net of tax, to correct the revenue recognition on a construction contract, as discussed in Note 1. The natural gas distribution and electric businesses positively contributed to the earnings as well, largely driven by approved rate recovery and the absence of maintenance outage costs incurred during 2019.
A discussion of key financial data from the Company's business segments follows.

Index
Business Segment Financial and Operating Data
The following sections include key financial and operating data for each of the Company's business segments. Also included are highlights on key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters of the Company's business segments. Many of these highlighted points are "forward-looking statements." For more information, see Forward-Looking Statements. There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors in the 2019 Annual Report. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's growth and earnings projections.
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
In September 2019, the Pipeline and Hazardous Materials Safety Administration issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The natural gas segment has a plan to implement procedure changes for the initial requirements. While the initial requirements became effective July 1, 2020, enforcement of the initial requirements will not begin until January 1, 2021, due to the COVID-19 pandemic. The natural gas segment is also evaluating procedure changes necessary for the additional requirements that will become effective July 1, 2021.
State implementation of pollution control plans to improve visibility and air quality at national parks under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ's state implementation plan is due to be submitted to the EPA by July 2021. The Company expects the NDDEQ to draft a state implementation plan and share its controls selection with federal land managers of the Bureau of Land Management in December 2020.
The electric and natural gas distribution segments are facing increased lead times on delivery of certain raw materials used in electric transmission and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they respond to the United States Department of Transportation Pipeline System Safety and Integrity Plan. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the risk of delays due to extended lead times.
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

Index
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
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions, where applicable)
Operating revenues	$76.6	$81.0	$162.7	$173.6
Electric fuel and purchased power	14.6	19.4	35.1	45.7
Taxes, other than income	.1	.1	.3	.3
Adjusted gross margin	61.9	61.5	127.3	127.6
Operating expenses:
Operation and maintenance	29.0	33.6	59.7	63.8
Depreciation, depletion and amortization	15.7	13.9	31.3	27.6
Taxes, other than income	4.4	4.2	8.7	8.4
Total operating expenses	49.1	51.7	99.7	99.8
Operating income	12.8	9.8	27.6	27.8
Other income (expense)	2.5	(.1)	2.1	2.1
Interest expense	6.8	6.2	13.6	12.7
Income before income taxes	8.5	3.5	16.1	17.2
Income taxes	(3.7)	(4.0)	(7.4)	(5.8)
Net income	$12.2	$7.5	$23.5	$23.0
Retail sales (million kWh):
Residential	257.7	226.6	588.3	606.2
Commercial	323.7	336.7	699.5	742.9
Industrial	115.9	136.2	268.9	275.7
Other	20.4	22.1	40.8	44.0
	717.7	721.6	1,597.5	1,668.8
Average cost of electric fuel and purchased power per kWh	$.019	$.024	$.020	$.025
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 Electric earnings increased $4.7 million (63 percent) as a result of:
Adjusted gross margin: Increase of $400,000, largely the result of the customer sales mix. Retail sales experienced higher residential sales volumes due to the transition of individuals being at home more, which was offset by lower industrial and commercial sales volumes driven by slow-downs, both as a result of the COVID-19 pandemic, as discussed later, and the associated economic recession.
Operation and maintenance: Decrease of $4.6 million, largely due to the absence of maintenance outage costs at Coyote Station incurred during 2019, lower payroll-related costs and decreased miscellaneous employee expenses.
Depreciation, depletion and amortization: Increase of $1.8 million, primarily due to the reserve for certain costs related to the retirement of three aging coal-fired electric generating units, as discussed later and in Note 12, which is offset in income taxes; higher depreciation rates implemented from the Montana rate case; and increased property, plant and equipment balances.
Taxes, other than income: Comparable to the same period in the prior year.
Other income (expense): Increase in income of $2.6 million as a result of higher returns on certain of the Company's benefit plan investments, the absence of the write-down of a non-utility investment in the second quarter of 2019, as discussed in Note 13, and decreased pension expense.
Interest expense: Increase of $600,000 resulting from higher short-term debt balances.

Index
Income taxes: Increase of $300,000 due to an increase in taxable income, partially offset by an increase in excess deferred tax amortization.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 Electric earnings increased $500,000 (2 percent) as a result of:
Adjusted gross margin: Decrease of $300,000, largely the result of lower retail sales volumes of approximately 4.3 percent across all customer classes, partially offset by approved rate relief in Montana.
Operation and maintenance: Decrease of $4.1 million due to the absence of maintenance outage costs at Coyote Station incurred during 2019, as well as lower payroll-related costs.
Depreciation, depletion and amortization: Increase of $3.7 million as a result of the reserve for certain costs related to the retirement of three aging coal-fired electric generating units, as discussed later and in Note 12, which is offset in income taxes; increased property, plant and equipment balances; and higher depreciation rates implemented from the Montana rate case.
Taxes, other than income: Comparable to the same period in the prior year.
Other income (expense): Comparable to the same period in the prior year.
Interest expense: Increase of $900,000 resulting from higher debt balances.
Income taxes: Increase in income tax benefits of $1.6 million, primarily due to higher excess deferred tax amortization and increased production tax credits.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions, where applicable)
Operating revenues	$141.7	$133.9	$468.3	$476.0
Purchased natural gas sold	64.6	62.3	255.2	270.0
Taxes, other than income	6.3	5.3	19.4	17.4
Adjusted gross margin	70.8	66.3	193.7	188.6
Operating expenses:
Operation and maintenance	43.1	43.6	89.1	90.0
Depreciation, depletion and amortization	21.0	19.7	41.8	39.1
Taxes, other than income	6.0	5.6	12.1	11.8
Total operating expenses	70.1	68.9	143.0	140.9
Operating income (loss)	.7	(2.6)	50.7	47.7
Other income	4.1	.8	4.4	3.7
Interest expense	9.0	8.8	18.1	17.1
Income (loss) before income taxes	(4.2)	(10.6)	37.0	34.3
Income taxes	(3.2)	(4.3)	5.6	4.0
Net income (loss)	$(1.0)	$(6.3)	$31.4	$30.3
Volumes (MMdk)
Retail sales:
Residential	9.7	8.8	37.4	40.2
Commercial	6.3	6.4	25.1	27.3
Industrial	1.0	1.1	2.5	2.7
	17.0	16.3	65.0	70.2
Transportation sales:
Commercial	.4	.4	1.1	1.2
Industrial	30.2	31.6	75.8	72.2
	30.6	32.0	76.9	73.4
Total throughput	47.6	48.3	141.9	143.6
Average cost of natural gas per dk	$3.81	$3.83	$3.93	$3.85

Index
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 Natural gas distribution's seasonal loss decreased $5.3 million (85 percent) as a result of:
Adjusted gross margin: Increase of $4.5 million, largely the result of weather normalization and conservation adjustments in certain jurisdictions, higher retail sales volumes and approved rate relief in certain jurisdictions. Retail sales experienced higher residential sales volumes due to the transition of individuals being at home more, which was partially offset by lower commercial and industrial sales volumes driven by economic slow-downs, both as a result of the COVID-19 pandemic, as discussed later, for a net increase of approximately 4.3 percent.
Operation and maintenance: Decrease of $500,000 as a result of lower miscellaneous employee expenses.
Depreciation, depletion and amortization: Increase of $1.3 million, resulting from increased property, plant and equipment balances.
Taxes, other than income: Increase of $400,000 due to higher property taxes in certain jurisdictions.
Other income: Increase of $3.3 million as a result of higher returns on certain of the Company's benefit plan investments, decreased pension and postretirement expense and the absence of the write-down of a non-utility investment in the second quarter of 2019, as discussed in Note 13.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Decrease in income tax benefits of $1.1 million due to a decrease in the seasonal loss.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 Natural gas distribution earnings increased $1.1 million (4 percent) as a result of:
Adjusted gross margin: Increase of $5.1 million, primarily driven by approved rate recovery in certain jurisdictions, partially offset by decreased retail sales volumes across all customer classes due to warmer winter weather in jurisdictions without weather normalization mechanisms in place.
Operation and maintenance: Decrease of $900,000, primarily as a result of lower miscellaneous employee expenses.
Depreciation, depletion and amortization: Increase of $2.7 million as a result of increased property, plant and equipment balances.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $700,000, primarily due to decreased pension and postretirement expense and the absence of the write-down of a non-utility investment in the second quarter of 2019, as discussed in Note 13, partially offset by lower returns on certain of the Company's benefit plan investments.
Interest expense: Increase of $1.0 million resulting from higher long-term debt balances, partially offset by lower short-term debt balances.
Income taxes: Increase of $1.6 million due to lower permanent tax adjustments and an increase in taxable income.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In response to the pandemic, the Company instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of disconnects due to nonpayment of bills. The Company also waived late payment fees effective April 1, 2020, to help customers experiencing financial hardships. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of receivables have been affected. The Company has experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic demand from its customers due to the COVID-19 pandemic and oil price impacts, as further discussed below, partially offset by increased residential demand. The Company expects this trend on demand to continue throughout the pandemic. The Company has implemented temporary cost containment measures in response to the COVID-19 pandemic, including reduced employee travel and temporary delays in training for employees, as well as delays in filling open positions and contract work. The Company has filed requests for the use of deferred accounting for costs related to the COVID-19 pandemic in all jurisdictions in which it operates; however, the company has not deferred any costs related to the pandemic to date. The Company's most recent filings by jurisdiction related to the COVID-19 pandemic are discussed in Note 18.
The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. Customer growth is expected to average 1 percent to 2 percent per year. This customer growth, along with

Index
system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
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
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in early 2021 for Lewis & Clark Station in Sidney, Montana, and in early 2022 for Units 1 and 2 at Heskett Station near Mandan, North Dakota. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations. Heskett Unit 4 was included in the Company's integrated resource plan submitted to the NDPSC in July 2019. On August 28, 2019, the Company filed for an advanced determination of prudence with the NDPSC for Heskett Unit 4. This request was approved by the NDPSC on August 5, 2020, as discussed in Note 18. Heskett Unit 4 is expected to be placed into service in 2023. The Company filed requests with the NDPSC, MTPSC and SDPUC for the usage of deferred accounting for the costs related to the retirement of Lewis & Clark Station and Units 1 and 2 at Heskett Station. These requests for the use of deferred accounting have been approved by all commissions, as discussed in Note 18 and the 2019 Annual Report.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 18.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, gathering and underground storage services, as discussed in Note 16. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of storage and transmission facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed and placed into service the following projects in 2020 and 2019:
•In February 2020, the Demicks Lake Expansion project in McKenzie County, North Dakota, increased capacity by 175 MMcf per day.
•In November 2019, Phase I of the Line Section 22 Expansion project in the Billings, Montana, area increased capacity by 14.3 MMcf per day.
•In September 2019, the Demicks Lake project in McKenzie County, North Dakota, increased capacity by 175 MMcf per day.
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives to increase pipeline safety regulations and reduce methane emissions could also impact the price and demand for natural gas.
The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. Long lead times on materials could delay maintenance work and project construction potentially causing lost revenues and/or increased costs. The Company continues to proactively monitor and plan for the material lead times, as well as work with manufacturers and suppliers to help mitigate the risk of delays due to extended lead times.
The pipeline segment is subject to extensive regulation including certain operational, environmental and system integrity regulations, as well as various permit terms and operational compliance conditions. In September 2019, the Pipeline and Hazardous Materials Safety Administration issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The segment has implemented procedure changes for the initial requirements that became effective July 1, 2020; however, due to the COVID-19 pandemic, enforcement of the initial requirements will not begin until January 1, 2021. The segment is evaluating procedure changes necessary for the additional requirements that will become effective July 1, 2021. The segment is faced with the ongoing process of reviewing existing permits and easements, as well as securing new permits and easements as necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.

Index
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenues	$35.7	$36.2	$71.5	$68.8
Operating expenses:
Operation and maintenance	15.1	16.9	30.1	31.5
Depreciation, depletion and amortization	5.3	5.3	11.2	10.1
Taxes, other than income	3.1	3.3	6.6	6.6
Total operating expenses	23.5	25.5	47.9	48.2
Operating income	12.2	10.7	23.6	20.6
Other income	1.0	.2	1.0	.8
Interest expense	1.9	1.8	3.9	3.6
Income before income taxes	11.3	9.1	20.7	17.8
Income taxes	2.3	2.0	4.4	3.8
Net income	$9.0	$7.1	$16.3	$14.0
Transportation volumes (MMdk)	95.6	110.1	207.3	208.8
Natural gas gathering volumes (MMdk)	2.1	3.5	5.4	6.9
Customer natural gas storage balance (MMdk):
Beginning of period	3.8	2.3	16.2	13.9
Net injection (withdrawal)	15.3	9.1	2.9	(2.5)
End of period	19.1	11.4	19.1	11.4
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 Pipeline earnings increased $1.9 million (26 percent) as a result of:
Revenues: Decrease of $500,000, largely attributable to lower nonregulated project revenues and the absence of gathering revenue due to the sale of the Company's regulated gathering assets, as discussed later. These decreases were largely offset by revenue from organic growth projects, as previously discussed, and increased volumes of natural gas moved into storage.
Operation and maintenance: Decrease of $1.8 million, primarily due to lower nonregulated project costs associated with lower nonregulated project revenue.
Depreciation, depletion and amortization: Comparable to the same period in the prior year.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $800,000 as a result of higher returns on certain of the Company's benefit plan investments and lower pension expense.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Comparable to the same period in the prior year.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 Pipeline earnings increased $2.3 million (17 percent) as a result of:
Revenues: Increase of $2.7 million, largely attributable to increased demand revenue from organic growth projects, as previously discussed, and increased rates effective May 1, 2019, due to the FERC rate case finalized in September 2019. These increases were partially offset by lower nonregulated project revenues.
Operation and maintenance: Decrease of $1.4 million, primarily due to lower nonregulated project costs associated with lower nonregulated project revenue, as previously discussed.

Index
Depreciation, depletion and amortization: Increase of $1.1 million, primarily due to higher depreciation rates effective May 1, 2019, due to the FERC rate case finalized in September 2019, and increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Comparable to the same period in the prior year.
Interest expense: Increase of $300,000 as a result of increased long-term debt balances.
Income taxes: Increase of $600,000 due to higher taxable income.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. The Company has experienced some limited availability of personal protective equipment but has been able to obtain sufficient supplies to keep essential work activities moving forward. The Company experienced minor delays on capital and maintenance projects during the first quarter of 2020 but resumed project activities in the second quarter of 2020. The Company does not expect delays to its regulatory filings due to the pandemic.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the volumes of natural gas the Company transports through its system. Reduced global oil demand due to the COVID-19 pandemic and disagreements in oil supply levels between the Organization of the Petroleum Exporting Countries and other countries led to record low oil prices during the first quarter of 2020; however, oil prices have started to recover during the second quarter of 2020 as states and other countries have started to reopen. Although the recent decrease in oil prices has slowed drilling activities and also led to the shut-in of certain wells, the Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The national record levels of natural gas supply over the last few years have moderated the need for storage services and put downward pressure on natural gas prices and minimized price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices due to these circumstances, seasonal pricing differentials provide opportunities for storage services. The following describes current growth projects.
The Company began construction on the Line Section 22 Expansion project in the Billings, Montana, area in May 2019. Phase I of the project was placed into service in November 2019, as previously discussed. Although the Company experienced minor delays in the construction of Phase II, it is expected to be in-service in the third quarter of 2020 and is designed to increase capacity by 8.2 MMcf per day to serve incremental demand in Billings, Montana. The Company has signed long-term contracts supporting the project.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. Construction is expected to begin in early 2021 with an estimated in-service date late in 2021, which is dependent on regulatory and environmental permitting. On February 14, 2020, the Company filed with the FERC its application for this project. On July 28, 2020, the Company filed an amendment to its application with the FERC reflecting a decrease to the design capacity from 350 MMcf per day to 250 MMcf per day by reducing compression due to delays in forecasted growth levels of natural gas production in the Bakken region. The Company's long-term customer commitments support the project at a revised design capacity of 250 MMcf per day, which can be readily expanded in the future if forecasted growth levels rebound. FERC approval of the project is anticipated in early 2021.
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

Index
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas that are estimated to contain a 40-year supply of high-quality aggregates for projected local market needs. Also, during 2019, the Company increased aggregate reserves by approximately 40 million tons largely due to strategic asset purchases.
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
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenues	$621.1	$596.0	$883.3	$823.2
Cost of sales:
Operation and maintenance	487.9	494.7	738.7	715.5
Depreciation, depletion and amortization	21.2	18.7	40.8	35.5
Taxes, other than income	13.6	13.0	23.0	21.4
Total cost of sales	522.7	526.4	802.5	772.4
Gross margin	98.4	69.6	80.8	50.8
Selling, general and administrative expense:
Operation and maintenance	21.6	21.8	43.8	41.8
Depreciation, depletion and amortization	1.3	.7	2.3	1.5
Taxes, other than income	.8	.9	3.2	2.9
Total selling, general and administrative expense	23.7	23.4	49.3	46.2
Operating income	74.7	46.2	31.5	4.6
Other income	1.9	—	.7	1.3
Interest expense	5.7	6.8	10.9	12.1
Income (loss) before income taxes	70.9	39.4	21.3	(6.2)
Income taxes	17.9	10.2	6.5	(.9)
Net income (loss)	$53.0	$29.2	$14.8	$(5.3)
Sales (000's):
Aggregates (tons)	8,739	9,084	12,956	12,955
Asphalt (tons)	2,166	1,913	2,393	2,079
Ready-mixed concrete (cubic yards)	1,119	1,144	1,823	1,752
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 Construction materials and contracting's earnings increased $23.8 million (82 percent) as a result of:
Revenues: Increase of $25.1 million, primarily the result of higher contracting services and material sales due to favorable weather conditions in certain regions, as well as additional revenues associated with the businesses acquired.
Gross margin: Increase of $28.8 million, largely due to higher revenues, as previously discussed, higher contracting bid margins and higher realized material margins.

Index
Selling, general and administrative expense: Comparable to the same period in the prior year.
Other income: Increase of $1.9 million, primarily the result of higher returns on certain of the Company's benefit plan investments.
Interest expense: Decrease of $1.1 million resulting from lower average debt balances and lower average interest rates.
Income taxes: Increase of $7.7 million due to higher taxable income.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 Construction materials and contracting's earnings increased $20.1 million (380 percent) as a result of:
Revenues: Increase of $60.1 million, primarily the result of higher contracting services and material sales due to an early start to the construction season, favorable weather conditions in certain regions and additional revenues associated with the businesses acquired.
Gross margin: Increase of $30.0 million, largely due to higher revenues, as previously discussed, higher contracting bid margins and higher realized material margins.
Selling, general and administrative expense: Increase of $3.1 million, largely related to higher payroll-related costs and higher depreciation expense.
Other income: Decrease in income of $600,000 as a result of lower returns on certain of the Company's benefit plan investments.
Interest expense: Decrease of $1.2 million, resulting from lower average debt balances and lower average interest rates.
Income taxes: Increase of $7.4 million due to higher taxable income.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures for its employees that are not able to work from home and has experienced some inefficiencies and additional costs in relation to these measures but, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic, partially due to the geographic diversity of operations in markets that have largely remained open for business. The Company will continue to monitor the demand for construction materials and contracting services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures. State and federal mandates have been issued in response to the COVID-19 pandemic requiring individuals to stay in place, leading to a reduction in fuel consumption in the United States, which directly reduces fuel tax collections. In addition, states, cities and counties across the country are experiencing low sales tax and other revenues as a result of the COVID-19 pandemic. The reduction in tax collections may impact funds available for public infrastructure projects, which in turn could have a material adverse impact on the Company's results of operations, financial position and cash flows. Meanwhile, a comprehensive infrastructure funding program, if adopted, by the United States Congress could positively impact the segment.
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
The construction materials and contracting segment's backlog at June 30, 2020, was $875.1 million, down from $1.0 billion at June 30, 2019. The decrease in backlog was largely attributable to the mix of work included in backlog, favorable weather conditions during 2020 allowing the Company to complete more backlog than is typically completed during this period and a reduction in new projects awarded in the second quarter of 2020 associated with economic uncertainty as a result of the COVID-19 pandemic. The Company expects to complete a significant amount of the backlog at June 30, 2020, during the next 12 months.

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
The construction services segment faces challenges in the highly competitive markets in which it operates. Competitive pricing environments, project delays, changes in management's estimates of variable consideration and the effects from restrictive regulatory requirements have negatively impacted revenues and margins in the past and could affect revenues and margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions; disruptions to the supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages and closures of businesses or facilities; declines or delays in new projects due to the cyclical nature of the construction industry; and other factors. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Operating revenues	$497.2	$464.9	$1,011.9	$885.7
Cost of sales:
Operation and maintenance	411.1	391.1	847.3	742.7
Depreciation, depletion and amortization	4.0	3.7	7.9	7.3
Taxes, other than income	17.2	14.6	40.6	30.5
Total cost of sales	432.3	409.4	895.8	780.5
Gross margin	64.9	55.5	116.1	105.2
Selling, general and administrative expense:
Operation and maintenance	23.5	22.1	47.4	42.4
Depreciation, depletion and amortization	2.4	.4	4.2	.8
Taxes, other than income	1.1	1.0	2.8	2.6
Total selling, general and administrative expense	27.0	23.5	54.4	45.8
Operating income	37.9	32.0	61.7	59.4
Other income	.5	.6	.7	1.2
Interest expense	1.1	1.4	2.3	2.5
Income before income taxes	37.3	31.2	60.1	58.1
Income taxes	9.4	8.4	15.3	15.2
Net income	$27.9	$22.8	$44.8	$42.9
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 Construction services earnings increased $5.1 million (22 percent) as a result of:
Revenues: Increase of $32.3 million, largely the result of higher outside specialty contracting workloads, which includes increased demand for utility projects. Higher inside specialty contracting workloads from increased customer demand for hospitality, data center and commercial projects also contributed to the increase, partially due to the businesses acquired. The increase was offset in part by decreased equipment sales and rentals and decreased customer demand for refinery projects.

Index
Gross margin: Increase of $9.4 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads.
Selling, general and administrative expense: Increase of $3.5 million due in part to higher bad debt expense, depreciation expense and payroll-related costs, partially offset by lower office expenses.
Other income: Comparable to the same period in the prior year.
Interest expense: Decrease of $300,000 resulting from lower debt balances.
Income taxes: Increase of $1.0 million, largely due to an increase in income before income taxes.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 Construction services earnings increased $1.9 million (4 percent) as a result of:
Revenues: Increase of $126.2 million, largely the result of higher outside specialty contracting workloads, which includes increased demand for utility projects, and higher inside specialty contracting workloads from greater customer demand for hospitality and high-tech projects. The businesses acquired also contributed to the increase in revenues. Partially offsetting the increase was a decrease in equipment sales and rentals.
Gross margin: Increase of $10.9 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads. Also negatively impacting gross margin was an out-of-period adjustment in the first quarter of 2020 to correct an overstatement of operating revenue of $7.7 million and an understatement of operation and maintenance expense of $1.2 million previously recognized on a construction contract, as discussed in Note 1.
Selling, general and administrative expense: Increase of $8.6 million due in part to higher bad debt expense, depreciation expense, payroll-related costs and office expenses.
Other income: Decrease of $500,000, largely the result of lower disposal of equipment that was not capitalized and lower returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Comparable to the same period in the prior year.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures for its employees that are not able to work from home and has experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue business processes. The Company continues to bid and be awarded work despite the challenging environment, as evidenced by the strong backlog for the segment, as further discussed below. The Company also continues to monitor job progress and service work and has experienced some delays, cancellations and disruptions due to the pandemic. The Company will continue to monitor the demand for construction services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures. In addition, the Company has been reviewing contracts for rights and obligations to protect its margins.
The Company continues to have bidding opportunities for both inside and outside specialty construction companies in 2020. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects.
The construction services segment had backlog at June 30, 2020, of $1.3 billion, up from $1.1 billion at June 30, 2019. The increase in backlog was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly inside specialty electrical and mechanical contracting in the hospitality, high-tech, mission critical and public industries. The Company's outside power, communications and natural gas specialty contracting also have a high volume of available work. The Company expects to complete a significant amount of the backlog at June 30, 2020, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to the Company and continue to grow the Company's backlog.
In support of the Company's strategic plan to grow through acquisitions, the Company acquired PerLectric, Inc., an electrical construction company in Fairfax, Virginia, in the first quarter of 2020. For more information on the Company's business combinations, see Note 9.
All of the labor contracts that the construction services segment was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2019 Annual Report, have been ratified.

Index
Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Operating revenues	$2.9	$2.9	$5.9	$10.7
Operating expenses:
Operation and maintenance	2.3	1.1	4.4	8.2
Depreciation, depletion and amortization	.6	.6	1.3	1.0
Taxes, other than income	—	—	—	.1
Total operating expenses	2.9	1.7	5.7	9.3
Operating income	—	1.2	.2	1.4
Other income	—	.2	.2	.3
Interest expense	.3	.5	.6	1.0
Income (loss) before income taxes	(.3)	.9	(.2)	.7
Income taxes	1.0	(1.9)	5.3	1.4
Net income (loss)	$(1.3)	$2.8	$(5.5)	$(.7)
Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 In the second quarter of 2020, the Company recorded higher income tax adjustments related to the Company's consolidated annualized estimated tax rate compared to the second quarter of 2019. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 During the first six months of 2020, the Company recorded higher income tax adjustments related to the Company's consolidated annualized estimated tax rate compared to the same period in 2019. Also, in the first quarter of 2020, insurance activity at the Company's captive insurer decreased, which impacted both operating revenues and operation and maintenance expense. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Intersegment transactions:
Operating revenues	$12.3	$11.3	$43.3	$43.2
Operation and maintenance	4.5	3.9	10.3	11.9
Purchased natural gas sold	7.8	7.4	33.0	31.3
For more information on intersegment eliminations, see Note 16.
Liquidity and Capital Commitments
At June 30, 2020, the Company had cash and cash equivalents of $64.4 million and available borrowing capacity of $655.1 million under the outstanding credit facilities of the Company's subsidiaries. During the first quarter of 2020, short-term capital markets were disrupted as a result of the COVID-19 pandemic. Consequently, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets and maintained higher than normal cash balances to ensure liquidity during this volatile period. In April 2020, Montana-Dakota entered into a $75.0 million term loan, which was used to repay all of its outstanding revolving credit agreement borrowings and a portion of its outstanding commercial paper borrowings. In June 2020, Centennial paid off its revolving credit agreement borrowings with commercial paper. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and also are affected by changes in working capital. Cash flows provided by operating activities in the first six months of 2020 was $261.4 million compared to cash flows used in operating activities of $22.9 million in the first six months of 2019. The increase in cash flows provided by operating activities was largely driven by the stronger collection of accounts receivable at the construction services business. Also contributing to the increase of cash flows provided by operating activities was the decrease in natural gas purchases in 2020 as a result of milder temperatures and recovery of purchased gas cost adjustment balances at the natural gas distribution business, as well as the Company's deferral of payroll taxes related to the CARES Act, as previously discussed.
Investing activities Cash flows used in investing activities in the first six months of 2020 was $296.5 million compared to $305.1 million in the first six months of 2019. The decrease in cash used in investing activities was primarily related to decreased capital expenditures in 2020 at the construction materials and contracting business, as well as additional proceeds on the sale of non-strategic assets. Partially offsetting these decreases was higher cash used in acquisition activity in 2020 compared to 2019 at the construction services business.
Financing activities Cash flows provided by financing activities in the first six months of 2020 was $33.0 million compared to $346.0 million in the first six months of 2019. The change was largely the result of a decrease in long-term debt issuance and short-term borrowings in 2020 as compared to 2019 due to decreased working capital needs and capital expenditures. The Company also increased repayments on commercial paper and revolving credit agreements at Montana-Dakota. During the first six months of 2020, the Company had decreased net proceeds of $66.2 million for the issuance of common stock under its "at-the-market" offering and 401(k) plan.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2019 Annual Report. For more information, see Note 17 and Part II, Item 7 in the 2019 Annual Report.
Capital expenditures
Capital expenditures for the first six months of 2020 were $310.6 million, which includes the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures in the first six months of 2019 were $298.3 million, which includes the completed aggregate deposit purchase and business combination at the construction material and contracting business. Capital expenditures allocated to the Company's business segments are estimated to be approximately $614 million for 2020. Capital expenditures have been updated from what was previously reported in the 2019 Annual Report to accommodate project timeline and scope changes made throughout the first half of 2020. The Company will continue to monitor capital expenditures for project delays and changes in economic viability related to COVID-19. The Company has included in the estimated capital expenditures for 2020 the completed business combinations of an electrical construction company and a prestressed-concrete business, as well as the North Bakken Expansion project, as previously discussed in Business Segment Financial and Operating Data.
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
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2020. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2019 Annual Report.

Index
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at June 30, 2020:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$35.0	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$—	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$11.2	$1.4	(c)	6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$255.1	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At June 30, 2020, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At June 30, 2020, there were no amounts outstanding under the revolving credit agreement.

The respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries. Due to the impacts of the COVID-19 pandemic on the short-term capital markets, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets in the first half of 2020. At June 30, 2020, all borrowings under the revolving credit agreements for Montana-Dakota and Centennial had been repaid.
Total equity as a percent of total capitalization was 55 percent, 52 percent and 56 percent at June 30, 2020 and 2019, and December 31, 2019, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements. Any public offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder. The Company's board of directors currently has authorized the issuance and sale of up to an aggregate of $1.0 billion worth of such securities. The Company's board of directors reviews this authorization on a periodic basis and the aggregate amount of securities authorized for sale may be increased in the future.
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
The Company did not issue shares of common stock for the three and six months ended June 30, 2020, under its "at-the-market" offering. The Company issued 924,000 and 2.3 million shares of common stock for the three and six months ended June 30, 2019, respectively, pursuant to the “at-the-market” offering. The Company received net proceeds of $23.5 million and $59.4 million for the three and six months ended June 30, 2019, respectively. The Company paid commissions to the sales agents of approximately $237,000 and $600,000 for the three and six months ended June 30, 2019, respectively, in connection with the sales of common stock under the "at-the-market" offering. As of June 30, 2020, the Company had remaining capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.
Certain of the Company's debt instruments use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the reform of LIBOR by replacing it with the SOFR, or equivalent rate agreed upon by the lenders, in certain of its new debt instruments, as well as those that are being renewed. The Company is currently updating its credit agreements to include

Index
language regarding the successor or alternate rate to LIBOR. The Company continues to evaluate the impact the reform will have on its debt instruments and, at this time, does not anticipate a significant impact.
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
Cascade On June 15, 2020, Cascade issued $50.0 million of senior notes under a note purchase agreement with maturity dates of June 15, 2050 and June 15, 2060, at a weighted average interest rate of 3.66 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Off balance sheet arrangements
At June 30, 2020, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
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

Index
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Operating income	$12.8	$9.8	$27.6	$27.8
Adjustments:
Operating expenses:
Operation and maintenance	29.0	33.6	59.7	63.8
Depreciation, depletion and amortization	15.7	13.9	31.3	27.6
Taxes, other than income	4.4	4.2	8.7	8.4
Total adjustments	49.1	51.7	99.7	99.8
Adjusted gross margin	$61.9	$61.5	$127.3	$127.6
The following information reconciles operating income (loss) to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Operating income (loss)	$.7	$(2.6)	$50.7	$47.7
Adjustments:
Operating expenses:
Operation and maintenance	43.1	43.6	89.1	90.0
Depreciation, depletion and amortization	21.0	19.7	41.8	39.1
Taxes, other than income	6.0	5.6	12.1	11.8
Total adjustments	70.1	68.9	143.0	140.9
Adjusted gross margin	$70.8	$66.3	$193.7	$188.6
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
At June 30, 2020, the Company had no outstanding interest rate hedges.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and other procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and other procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2019 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2019 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. There were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2019 Annual Report other than as set forth below.
COVID-19 may have a negative impact on the Company's business operations, revenues, results of operations, liquidity and cash flows.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has negatively impacted the global economy, lowered equity market valuations, created significant volatility and disruption in the financial markets, decreased oil and natural gas prices, increased unemployment levels and disrupted certain global supply chains and may continue to negatively impact the economy and the financial markets. To the extent the COVID-19 pandemic adversely affects the Company's business, operations, revenues, liquidity or cash flows, it may also have the effect of heightening many of the other risks described in Part I, Item IA. Risk Factors in the 2019 Annual Report. The degree to which COVID-19 will impact the Company will depend on future developments, including severity and duration of the outbreak, actions taken by governmental authorities and timing of when relatively normal economic and operating conditions resume.
The regulated businesses have been deemed essential service providers and have seen some impacts on their businesses; however, the Company could be materially affected if its businesses were no longer deemed critical. Future actions of its regulatory commissions on accounting for COVID-19 pandemic impacts may also affect the Company's future operating results and cash flows. The Company has experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic demand from its customers due to the COVID-19 pandemic, partially offset by increased residential demand. Other factors that could have an impact on the Company's regulated businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; continued suspended shut-offs of natural gas and electric services for nonpayment; continued flexible payment plans for utility customers; counterparty credit; costs and availability of supplies; capital construction and infrastructure operation and maintenance programs; financing plans; pension valuations; travel restrictions; and legal and regulatory matters, including the potential for delayed regulatory filings and recovery of invested capital.
The construction businesses have generally been deemed essential service providers and have seen some inefficiencies and interruptions on its businesses; however, the Company could be materially impacted if its businesses were no longer deemed critical and may be further impacted in the future by site closures, government shut-down measures, additional inefficiencies due to compliance with safety and social distancing measures, public and private sector budget changes and constraints, and the impact of overall macro and local economic conditions on future construction projects. Other factors that could have an impact on the Company's construction businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; counterparty credit; costs and availability of supplies; financing plans; pension valuations; and travel restrictions.
The Company's operations have experienced some disruptions due to its employees or third-party employees being diagnosed with COVID-19 or other illnesses. Self-quarantine or actual viral health issues may have a negative impact on the Company's employees and the ability to continue its work activities under a normal course of business. Moreover, the diagnosis of COVID-19 or other illnesses could require the Company or its business partners to suspend projects, quarantine employees or institute more aggressive preventive measures including closure of job sites. Mandated healthcare protocols could lead to a shortage of employees or altered operations. If a significant percentage of the Company's workforce are unable to work, because of illness or government restrictions in connection with the COVID-19 pandemic, the Company's operations may be negatively impacted, potentially materially adversely affecting its business, operations, revenues, liquidity and cash flows.
A portion of the Company's workforce has been working remotely and the Company has begun the initial phase of return to work processes for certain office employees. To date, the Company has not experienced any significant delays or information technology disruptions. However, the continued shift of a portion of the Company's workforce from an on-premise model to a remote model, along with the increased amount of social engineering and attacks by bad actors taking advantage of the virus, could affect the Company's ability to maintain secure operations, communications and productivity in the future.

Index
Significant changes in energy prices could negatively affect the Company's businesses.
Fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; supplies of domestic and foreign oil, NGL and natural gas; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; demand for oil due to economic slowdowns associated with the COVID-19 pandemic; and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand at the pipeline business. However, depressed oil and natural gas prices have impacted demand from certain industrial customers of the electric business. Additionally, these impacts could extend to commercial and residential customers of the electric and natural gas distribution businesses located in service areas impacted by decreased oil and natural gas exploration and production activity. Prolonged depressed prices for oil, NGL and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's electric, natural gas distribution and pipeline businesses.
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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2020	—	—	—	—
May 1 through May 31, 2020	—	—	—	—
June 1 through June 30, 2020	—	—	—	—
Total	—		—	—
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

MDU RESOURCES GROUP, INC.

DATE:	August 6, 2020	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller