Form 10-Q
period 2020-09-30
MDU RESOURCES GROUP INC
filed 2020-11-05
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2020: 200,522,277 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2019 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2019
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
CARES Act	United States Coronavirus Aid, Relief, and Economic Security Act
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NGL	Natural gas liquids

Index

Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
PRP	Potentially Responsible Party
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WUTC	Washington Utilities and Transportation Commission

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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$210,115	$209,444	$870,151	$885,309
Non-regulated pipeline, construction materials and contracting, construction services and other	1,377,174	1,354,355	3,277,440	3,073,254
Total operating revenues	1,587,289	1,563,799	4,147,591	3,958,563
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	89,080	86,249	259,791	262,434
Non-regulated pipeline, construction materials and contracting, construction services and other	1,124,939	1,126,371	2,804,398	2,674,130
Total operation and maintenance	1,214,019	1,212,620	3,064,189	2,936,564
Purchased natural gas sold	31,524	31,843	253,780	270,539
Depreciation, depletion and amortization	72,084	65,021	212,832	187,937
Taxes, other than income	50,501	46,128	167,197	148,110
Electric fuel and purchased power	15,450	18,717	50,557	64,413
Total operating expenses	1,383,578	1,374,329	3,748,555	3,607,563
Operating income	203,711	189,470	399,036	351,000
Other income	4,612	3,014	13,669	12,222
Interest expense	23,761	25,258	73,132	74,094
Income before income taxes	184,562	167,226	339,573	289,128
Income taxes	31,547	31,098	61,178	48,766
Income from continuing operations	153,015	136,128	278,395	240,362
Income (loss) from discontinued operations, net of tax	63	1,509	(484)	26
Net income	$153,078	$137,637	$277,911	$240,388
Earnings per share - basic:
Income from continuing operations	$.76	$.68	$1.39	$1.21
Discontinued operations, net of tax	—	.01	—	—
Earnings per share - basic	$.76	$.69	$1.39	$1.21
Earnings per share - diluted:
Income from continuing operations	$.76	$.68	$1.39	$1.21
Discontinued operations, net of tax	—	.01	—	—
Earnings per share - diluted	$.76	$.69	$1.39	$1.21
Weighted average common shares outstanding - basic	200,522	199,343	200,495	198,016
Weighted average common shares outstanding - diluted	200,619	199,383	200,515	198,033
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$153,078	$137,637	$277,911	$240,388
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $37 and $36 for the three months ended and $109 and $(177) for the nine months ended in 2020 and 2019, respectively	111	112	334	620
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $152 and $95 for the three months ended and $456 and $284 for the nine months ended in 2020 and 2019, respectively	471	292	1,413	878
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(13) and $3 for the three months ended and $19 and $35 for the nine months ended in 2020 and 2019, respectively	(50)	12	72	130
Reclassification adjustment for (gain) loss on available-for-sale investments included in net income, net of tax of $7 and $(1) for the three months ended and $9 and $10 for the nine months ended in 2020 and 2019, respectively	28	(4)	34	36
Net unrealized gain (loss) on available-for-sale investments	(22)	8	106	166
Other comprehensive income	560	412	1,853	1,664
Comprehensive income attributable to common stockholders	$153,638	$138,049	$279,764	$242,052
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2020	September 30, 2019	December 31, 2019
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$66,070	$67,000	$66,459
Receivables, net	1,009,433	968,279	836,605
Inventories	286,223	286,057	278,407
Current regulatory assets	79,125	69,181	63,613
Prepayments and other current assets	61,706	71,298	52,617
Total current assets	1,502,557	1,461,815	1,297,701
Noncurrent assets:
Property, plant and equipment	8,203,751	7,746,754	7,908,628
Less accumulated depreciation, depletion and amortization	3,115,805	2,944,928	2,991,486
Net property, plant and equipment	5,087,946	4,801,826	4,917,142
Goodwill	712,677	681,349	681,358
Other intangible assets, net	26,376	15,511	15,246
Regulatory assets	369,764	362,799	353,784
Investments	158,440	144,417	148,656
Operating lease right-of-use assets	120,534	118,764	115,323
Other	147,205	144,130	153,849
Total noncurrent assets	6,622,942	6,268,796	6,385,358
Total assets	$8,125,499	$7,730,611	$7,683,059
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$75,000	$139,988	$—
Long-term debt due within one year	1,558	65,810	16,540
Accounts payable	436,718	378,370	403,391
Taxes payable	96,708	53,505	48,970
Dividends payable	41,608	40,460	41,580
Accrued compensation	110,730	93,642	99,269
Regulatory liabilities due within one year	39,837	36,945	42,935
Operating lease liabilities due within one year	33,770	32,584	31,664
Asset retirement obligations due within one year	4,198	5,612	4,277
Other accrued liabilities	226,863	186,761	177,801
Total current liabilities	1,066,990	1,033,677	866,427
Noncurrent liabilities:
Long-term debt	2,268,732	2,180,946	2,226,567
Deferred income taxes	533,524	487,194	506,583
Regulatory liabilities	434,936	453,760	447,370
Asset retirement obligations	425,567	384,193	413,298
Operating lease liabilities	87,140	86,166	83,742
Other	295,845	309,069	291,826
Total noncurrent liabilities	4,045,744	3,901,328	3,969,386
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 201,061,198 at September 30, 2020, 200,876,334 at September 30, 2019 and 200,922,790 at December 31, 2019	201,061	200,876	200,923
Other paid-in capital	1,366,494	1,351,990	1,355,404
Retained earnings	1,489,085	1,283,044	1,336,647
Accumulated other comprehensive loss	(40,249)	(36,678)	(42,102)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,012,765	2,795,606	2,847,246
Total liabilities and stockholders' equity	$8,125,499	$7,730,611	$7,683,059
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2019	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
Net income	—	—	—	25,130	—	—	—	25,130
Other comprehensive income	—	—	—	—	707	—	—	707
Dividends declared on common stock	—	—	—	(41,789)	—	—	—	(41,789)
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,298	—	—	—	—	3,410
At March 31, 2020	201,061,198	$201,061	$1,360,564	$1,319,988	$(41,395)	(538,921)	$(3,626)	$2,836,592
Net income	—	—	—	99,703	—	—	—	99,703
Other comprehensive income	—	—	—	—	586	—	—	586
Dividends declared on common stock	—	—	—	(41,812)	—	—	—	(41,812)
Stock-based compensation	—	—	2,618	—	—	—	—	2,618
At June 30, 2020	201,061,198	$201,061	$1,363,182	$1,377,879	$(40,809)	(538,921)	$(3,626)	$2,897,687
Net income	—	—	—	153,078	—	—	—	153,078
Other comprehensive income	—	—	—	—	560	—	—	560
Dividends declared on common stock	—	—	—	(41,872)	—	—	—	(41,872)
Stock-based compensation	—	—	3,312	—	—	—	—	3,312
At September 30, 2020	201,061,198	$201,061	$1,366,494	$1,489,085	$(40,249)	(538,921)	$(3,626)	$3,012,765
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Operating activities:
Net income	$277,911	$240,388
Income (loss) from discontinued operations, net of tax	(484)	26
Income from continuing operations	278,395	240,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	212,832	187,937
Deferred income taxes	16,409	49,222
Changes in current assets and liabilities, net of acquisitions:
Receivables	(100,141)	(238,373)
Inventories	(9,581)	2,480
Other current assets	1,269	(69,105)
Accounts payable	19,125	13,062
Other current liabilities	74,286	53,458
Other noncurrent changes	(10,139)	(35,361)
Net cash provided by continuing operations	482,455	203,682
Net cash used in discontinued operations	(688)	(579)
Net cash provided by operating activities	481,767	203,103
Investing activities:
Capital expenditures	(413,842)	(423,036)
Acquisitions, net of cash acquired	(71,479)	(53,263)
Net proceeds from sale or disposition of property and other	23,463	28,391
Investments	24	(717)
Net cash used in investing activities	(461,834)	(448,625)
Financing activities:
Issuance of short-term borrowings	75,000	169,977
Repayment of short-term borrowings	—	(30,000)
Issuance of long-term debt	100,125	302,724
Repayment of long-term debt	(73,699)	(166,956)
Proceeds from issuance of common stock	3,410	105,639
Dividends paid	(124,796)	(119,795)
Tax withholding on stock-based compensation	(362)	(3,015)
Net cash provided by (used in) financing activities	(20,322)	258,574
Increase (decrease) in cash and cash equivalents	(389)	13,052
Cash and cash equivalents -- beginning of year	66,459	53,948
Cash and cash equivalents -- end of period	$66,070	$67,000
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2020 and 2019
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Governmental restrictions and guidelines implemented to control the spread of COVID-19 reduced commercial and interpersonal activity throughout the Company's areas of operation. Most of the Company's products and services are considered essential and accordingly operations have been generally allowed to continue. The Company has experienced some inefficiency impacts, including operation suspensions and interruptions at some locations to carry out preventive measures or in response to instances of positive tests or quarantines. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three and nine months ended September 30, 2020, and determined there were no material adverse impacts.
In the first quarter of 2020, the Company recorded an out-of-period adjustment to correct the recognition of revenue on a construction contract, which was the result of an overstatement of operating revenue and receivables of $7.7 million and an understatement of operating expense and accounts payable of $1.2 million in the year ended December 31, 2019. This adjustment resulted in an after-tax reduction to net income of $6.7 million in the first quarter of 2020. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim and annual consolidated financial statements and the adjustment was not material to the three months ended March 31, 2020 or the nine months ended September 30, 2020.
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
Management has also evaluated the impact of events occurring after September 30, 2020, up to the date of issuance of these consolidated interim financial statements.
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

Index
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
ASU 2019-12 - Simplifying the Accounting for Income Taxes In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by removing certain exceptions in ASC 740 and providing simplification amendments. The guidance removes exceptions on intraperiod tax allocations and reporting and provides simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. The guidance will be effective for the Company on January 1, 2021, with early adoption permitted. Transition requirements vary among the exceptions and amendments which include retrospective, modified retrospective and prospective application. The Company has evaluated the effects of the new guidance and does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
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
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 8. The Company's trade accounts receivable are all due in 12 months or less. The total balance of receivables past due 90 days or more was $48.9 million, $56.0 million and $46.7 million at September 30, 2020 and 2019, and December 31, 2019, respectively.
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

Index
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At January 1, 2020	$328	$1,056	$—	$5,357	$1,756	$8,497
Current expected credit loss provision	555	1,156	—	694	1,150	3,555
Less write-offs charged against the allowance	500	624	—	68	73	1,265
Credit loss recoveries collected	109	229	—	—	—	338
At March 31, 2020	$492	$1,817	$—	$5,983	$2,833	$11,125
Current expected credit loss provision	303	190	—	(314)	896	1,075
Less write-offs charged against the allowance	224	677	—	44	454	1,399
Credit loss recoveries collected	88	201	—	—	—	289
At June 30, 2020	$659	$1,531	$—	$5,625	$3,275	$11,090
Current expected credit loss provision	435	811	2	728	1,635	3,611
Less write-offs charged against the allowance	269	692	—	229	117	1,307
Credit loss recoveries collected	75	203	—	—	—	278
At September 30, 2020	$900	$1,853	$2	$6,124	$4,793	$13,672
The Company's allowance for doubtful accounts at September 30, 2019 and December 31, 2019, was $8.7 million and $8.5 million, respectively.
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

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Aggregates held for resale	$168,132	$143,157	$147,723
Asphalt oil	27,587	39,269	41,912
Materials and supplies	26,609	25,696	22,512
Merchandise for resale	21,525	23,902	22,232
Natural gas in storage (current)	27,135	32,164	22,058
Other	15,235	21,869	21,970
Total	$286,223	$286,057	$278,407
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.3 million, $48.2 million and $48.4 million at September 30, 2020 and 2019, and December 31, 2019, respectively.

Index
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	200,522	199,343	200,495	198,016
Effect of dilutive performance share awards and restricted stock units	97	40	20	17
Weighted average common shares outstanding - diluted	200,619	199,383	200,515	198,033
Shares excluded from the calculation of diluted earnings per share	87	155	139	243
Dividends declared per common share	$.2075	$.2025	$.6225	$.6075
Note 7 - Accumulated other comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2019	$(1,430)	$(40,734)	$62	$(42,102)
Other comprehensive income before reclassifications	—	—	135	135
Amounts reclassified (to) from accumulated other comprehensive loss	111	462	(1)	572
Net current-period other comprehensive income	111	462	134	707
At March 31, 2020	$(1,319)	$(40,272)	$196	$(41,395)
Other comprehensive loss before reclassifications	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	112	480	7	599
Net current-period other comprehensive income (loss)	112	480	(6)	586
At June 30, 2020	$(1,207)	$(39,792)	$190	$(40,809)
Other comprehensive loss before reclassifications	—	—	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss	111	471	28	610
Net current-period other comprehensive income (loss)	111	471	(22)	560
At September 30, 2020	$(1,096)	$(39,321)	$168	$(40,249)

Index

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2018	$(2,161)	$(36,069)	$(112)	$(38,342)
Other comprehensive income before reclassifications	—	—	39	39
Amounts reclassified from accumulated other comprehensive loss	397	310	28	735
Net current-period other comprehensive income	397	310	67	774
At March 31, 2019	$(1,764)	$(35,759)	$(45)	$(37,568)
Other comprehensive income before reclassifications	—	—	79	79
Amounts reclassified from accumulated other comprehensive loss	111	276	12	399
Net current-period other comprehensive income	111	276	91	478
At June 30, 2019	$(1,653)	$(35,483)	$46	$(37,090)
Other comprehensive income before reclassifications	—	—	12	12
Amounts reclassified (to) from accumulated other comprehensive loss	112	292	(4)	400
Net current-period other comprehensive income	112	292	8	412
At September 30, 2019	$(1,541)	$(35,191)	$54	$(36,678)
The following amounts were reclassified between accumulated other comprehensive loss and net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(148)	$(443)	$(443)	Interest expense
	37	36	109	(177)	Income taxes
	(111)	(112)	(334)	(620)
Amortization of postretirement liability losses included in net periodic benefit cost	(623)	(387)	(1,869)	(1,162)	Other income
	152	95	456	284	Income taxes
	(471)	(292)	(1,413)	(878)
Reclassification adjustment on available-for-sale investments included in net income	(35)	5	(43)	(46)	Other income
	7	(1)	9	10	Income taxes
	(28)	4	(34)	(36)
Total reclassifications	$(610)	$(400)	$(1,781)	$(1,534)
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

Index

Three Months Ended September 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$33,086	$48,399	$—	$—	$—	$—	$81,485
Commercial utility sales	35,688	28,731	—	—	—	—	64,419
Industrial utility sales	8,428	4,454	—	—	—	—	12,882
Other utility sales	1,779	—	—	—	—	—	1,779
Natural gas transportation	—	11,159	27,583	—	—	—	38,742
Natural gas gathering	—	—	973	—	—	—	973
Natural gas storage	—	—	3,885	—	—	—	3,885
Contracting services	—	—	—	448,569	—	—	448,569
Construction materials	—	—	—	608,673	—	—	608,673
Intrasegment eliminations	—	—	—	(234,693)	—	—	(234,693)
Inside specialty contracting	—	—	—	—	352,845	—	352,845
Outside specialty contracting	—	—	—	—	187,202	—	187,202
Other	7,663	2,590	3,203	—	486	3,030	16,972
Intersegment eliminations	(195)	(185)	(3,622)	(110)	(425)	(3,006)	(7,543)
Revenues from contracts with customers	86,449	95,148	32,022	822,439	540,108	24	1,576,190
Revenues out of scope	998	(445)	46	—	10,500	—	11,099
Total external operating revenues	$87,447	$94,703	$32,068	$822,439	$550,608	$24	$1,587,289

Three Months Ended September 30, 2019	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$30,376	$44,902	$—	$—	$—	$—	$75,278
Commercial utility sales	36,670	29,148	—	—	—	—	65,818
Industrial utility sales	9,348	4,307	—	—	—	—	13,655
Other utility sales	1,862	—	—	—	—	—	1,862
Natural gas transportation	—	11,410	25,229	—	—	—	36,639
Natural gas gathering	—	—	2,510	—	—	—	2,510
Natural gas storage	—	—	3,044	—	—	—	3,044
Contracting services	—	—	—	461,716	—	—	461,716
Construction materials	—	—	—	638,862	—	—	638,862
Intrasegment eliminations	—	—	—	(231,078)	—	—	(231,078)
Inside specialty contracting	—	—	—	—	317,202	—	317,202
Outside specialty contracting	—	—	—	—	151,285	—	151,285
Other	9,380	2,708	5,534	—	45	2,884	20,551
Intersegment eliminations	—	—	(3,831)	(124)	(1,226)	(2,862)	(8,043)
Revenues from contracts with customers	87,636	92,475	32,486	869,376	467,306	22	1,549,301
Revenues out of scope	2,209	1,167	47	—	11,075	—	14,498
Total external operating revenues	$89,845	$93,642	$32,533	$869,376	$478,381	$22	$1,563,799

Index

Nine Months Ended September 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$93,389	$313,753	$—	$—	$—	$—	$407,142
Commercial utility sales	99,152	184,754	—	—	—	—	283,906
Industrial utility sales	26,867	18,633	—	—	—	—	45,500
Other utility sales	5,018	—	—	—	—	—	5,018
Natural gas transportation	—	33,307	82,980	—	—	—	116,287
Natural gas gathering	—	—	4,244	—	—	—	4,244
Natural gas storage	—	—	10,035	—	—	—	10,035
Contracting services	—	—	—	850,326	—	—	850,326
Construction materials	—	—	—	1,299,081	—	—	1,299,081
Intrasegment eliminations	—	—	—	(443,516)	—	—	(443,516)
Inside specialty contracting	—	—	—	—	1,049,975	—	1,049,975
Outside specialty contracting	—	—	—	—	478,047	—	478,047
Other	23,830	7,800	9,807	—	1,249	8,882	51,568
Intersegment eliminations	(586)	(555)	(36,820)	(262)	(3,674)	(8,952)	(50,849)
Revenues from contracts with customers	247,670	557,692	70,246	1,705,629	1,525,597	(70)	4,106,764
Revenues out of scope	2,123	4,949	135	—	33,620	—	40,827
Total external operating revenues	$249,793	$562,641	$70,381	$1,705,629	$1,559,217	$(70)	$4,147,591

Nine Months Ended September 30, 2019	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$93,368	$316,521	$—	$—	$—	$—	$409,889
Commercial utility sales	105,572	192,191	—	—	—	—	297,763
Industrial utility sales	27,576	18,495	—	—	—	—	46,071
Other utility sales	5,540	—	—	—	—	—	5,540
Natural gas transportation	—	33,686	75,091	—	—	—	108,777
Natural gas gathering	—	—	7,027	—	—	—	7,027
Natural gas storage	—	—	8,313	—	—	—	8,313
Contracting services	—	—	—	841,881	—	—	841,881
Construction materials	—	—	—	1,262,938	—	—	1,262,938
Intrasegment eliminations	—	—	—	(412,144)	—	—	(412,144)
Inside specialty contracting	—	—	—	—	936,008	—	936,008
Outside specialty contracting	—	—	—	—	391,971	—	391,971
Other	26,918	9,544	14,523	—	70	13,631	64,686
Intersegment eliminations	—	—	(35,298)	(388)	(2,076)	(13,566)	(51,328)
Revenues from contracts with customers	258,974	570,437	69,656	1,692,287	1,325,973	65	3,917,392
Revenues out of scope	4,449	(781)	171	—	37,332	—	41,171
Total external operating revenues	$263,423	$569,656	$69,827	$1,692,287	$1,363,305	$65	$3,958,563
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
The changes in contract assets and liabilities were as follows:

	September 30, 2020	December 31, 2019	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$135,958	$109,078	$26,880	Receivables, net
Contract liabilities - current	(158,923)	(142,768)	(16,155)	Accounts payable
Contract liabilities - noncurrent	(62)	(19)	(43)	Noncurrent liabilities - other
Net contract liabilities	$(23,027)	$(33,709)	$10,682
The Company recognized $15.6 million and $137.3 million in revenue for the three and nine months ended September 30, 2020, respectively, which was previously included in contract liabilities at December 31, 2019. The Company recognized $7.5 million and $86.5 million in revenue for the three and nine months ended September 30, 2019, respectively, which was previously included in contract liabilities at December 31, 2018.
The Company recognized a net increase in revenues of $34.7 million and $58.8 million for the three and nine months ended September 30, 2020, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $21.8 million and $40.3 million for the three and nine months ended September 30, 2019, respectively, from performance obligations satisfied in prior periods.
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
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient, which does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation and non-regulated contracts. The Company's firm transportation and firm storage contracts included in the remaining performance obligations have weighted average remaining durations of approximately five and two years, respectively.
At September 30, 2020, the Company's remaining performance obligations were $2.0 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.5 billion within the next 12 months or less; $265.6 million within the next 13 to 24 months; and $260.6 million in 25 months or more.
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

Index
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
The following are the acquisitions made during 2020 and 2019 at the construction services segment:
•In February 2020, the Company acquired PerLectric, Inc., an electrical construction company in Virginia.
•In September 2019, the Company purchased the assets of Pride Electric, Inc., an electrical construction company in Washington.
The total purchase price for acquisitions that occurred in 2020 was $78.2 million, subject to certain adjustments, with cash acquired totaling $1.7 million. The purchase price includes consideration paid of $71.5 million and $5.0 million of indemnity holdback liabilities. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2020 were as follows: $45.9 million to current assets; $4.9 million to property, plant and equipment; $31.3 million to goodwill; $17.6 million to other intangible assets; $21.2 million to current liabilities and $300,000 to noncurrent liabilities. During 2020, measurement period adjustments were made to previously reported provisional amounts, which increased goodwill by $400,000. At September 30, 2020, the purchase price allocations for these acquisitions were preliminary and will be finalized within 12 months of the respective acquisition dates. The Company issued debt to finance these acquisitions.
In 2019, the gross aggregate consideration for acquisitions was $56.8 million, subject to certain adjustments, and included $1.2 million of debt assumed. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2019 were as follows: $15.8 million to current assets; $16.7 million to property, plant and equipment; $23.1 million to goodwill; $6.7 million to other intangible assets; $500,000 to other noncurrent assets; $5.9 million to current liabilities and $100,000 to noncurrent liabilities. At December 31, 2019, the purchase price adjustments for Viesko Redi-Mix, Inc. had been settled and no material adjustments were made to the provisional accounting. At September 30, 2020, the measurement period for Pride Electric, Inc. ended with no material adjustments made to the provisional accounting. At September 30, 2020, the purchase price allocation for Roadrunner Ready Mix, Inc. was preliminary and will be finalized within 12 months of the acquisition date. The Company issued debt and equity securities to finance these acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the nine months ended September 30, 2020 and 2019.
Note 10 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $10.7 million and $34.0 million for the three and nine months ended September 30, 2020, respectively. The Company recognized revenue from operating leases of $11.2 million and $37.7 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, the Company had $8.4 million of lease receivables with a majority due within 12 months.

Index
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	6,483	—	223,717
Construction services	118,388	24,436	400	143,224
Total	$681,358	$30,919	$400	$712,677

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,473	(6,669)	217,225
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,096	$(6,669)	$681,349

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,482	(6,669)	217,234
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,105	$(6,669)	$681,358
Other amortizable intangible assets were as follows:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Customer relationships	$27,551	$18,011	$17,958
Less accumulated amortization	5,958	5,823	6,268
	21,593	12,188	11,690
Noncompete agreements	3,941	3,419	3,439
Less accumulated amortization	2,176	1,868	1,957
	1,765	1,551	1,482
Other	12,853	7,488	8,094
Less accumulated amortization	9,835	5,716	6,020
	3,018	1,772	2,074
Total	$26,376	$15,511	$15,246
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2020 and 2019. For more information related to these business combinations, see Note 9.

Index
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2020, was $2.1 million and $6.8 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2019, was $500,000 and $1.6 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2020, was:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Amortization expense	$2,462	$4,579	$4,108	$3,975	$3,653	$7,599
Note 12 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery Period as of September 30, 2020	*	September 30, 2020	September 30, 2019	December 31, 2019
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$48,478	$39,383	$42,823
Cost recovery mechanisms	Up to 1 year		8,177	8,706	6,288
Conservation programs	Up to 1 year		7,857	7,776	6,963
Other	Up to 1 year		14,613	13,316	7,539
			79,125	69,181	63,613
Noncurrent:
Pension and postretirement benefits	**		157,015	165,843	157,069
Asset retirement obligations	Over plant lives		68,815	64,771	66,000
Plant to be retired	-		57,499	26,152	32,931
Manufactured gas plant site remediation	-		25,964	15,510	15,126
Natural gas costs recoverable through rate adjustments	Up to 3 years		24,677	53,618	46,381
Cost recovery mechanisms	Up to 10 years		14,281	12,206	13,108
Taxes recoverable from customers	Over plant lives		10,847	11,600	11,486
Long-term debt refinancing costs	Up to 17 years		3,826	4,439	4,286
Other	Up to 19 years		6,840	8,660	7,397
			369,764	362,799	353,784
Total regulatory assets			$448,889	$431,980	$417,397
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments			$20,556	$19,194	$23,825
Electric fuel and purchased power deferral			6,171	2,040	5,824
Taxes refundable to customers			4,223	4,309	3,472
Other			8,887	11,402	9,814
			39,837	36,945	42,935
Noncurrent:
Taxes refundable to customers			232,186	253,703	246,034
Plant removal and decommissioning costs			173,367	174,595	173,722
Pension and postretirement benefits			17,991	15,190	18,065
Other			11,392	10,272	9,549
			434,936	453,760	447,370
Total regulatory liabilities			$474,773	$490,705	$490,305
Net regulatory position			$(25,884)	$(58,725)	$(72,908)
*Estimated recovery period for regulatory assets currently being recovered in rates charged to customers.
**    Recovered as expense is incurred or cash contributions are made.

At September 30, 2020 and 2019, and December 31, 2019, approximately $318.2 million, $278.6 million and $276.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates.

Index
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery of the balance of natural gas costs recoverable related to this period of time over three years rather than its normal one-year recovery period.
In February 2019, the Company announced that it intends to retire one aging coal-fired electric generating unit in early 2021 and two units in early 2022. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and has recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The Company expects to recover the regulatory assets related to the plants to be retired in future rates.
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
Note 13 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified defined benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $95.7 million, $84.2 million and $87.0 million, at September 30, 2020 and 2019, and December 31, 2019, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $3.3 million and $8.7 million for the three and nine months ended September 30, 2020, respectively. The net unrealized gains on these investments were $1.1 million and $10.4 million for the three and nine months ended September 30, 2019, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

September 30, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,813	$213	$4	$10,022
U.S. Treasury securities	1,166	3	—	1,169
Total	$10,979	$216	$4	$11,191

September 30, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,577	$86	$16	$9,647
U.S. Treasury securities	1,258	—	1	1,257
Total	$10,835	$86	$17	$10,904

December 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,804	$87	$10	$9,881
U.S. Treasury securities	1,228	1	—	1,229
Total	$11,032	$88	$10	$11,110
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

Index
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
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2020, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2020
	(In thousands)
Assets:
Money market funds	$—	$8,478	$—	$8,478
Insurance contract*	—	95,687	—	95,687
Available-for-sale securities:
Mortgage-backed securities	—	10,022	—	10,022
U.S. Treasury securities	—	1,169	—	1,169
Total assets measured at fair value	$—	$115,356	$—	$115,356
*    The insurance contract invests approximately 68 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 6 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 4 percent in target date investments and 1 percent in cash equivalents.

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

Index
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Carrying amount	$2,270,290	$2,246,756	$2,243,107
Fair value	$2,593,743	$2,450,209	$2,418,631
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 14 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2020. In the event the Company's subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Montana-Dakota's and Centennial's respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries. Due to the early impacts of the COVID-19 pandemic on the short-term capital markets, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets in the first half of 2020. At September 30, 2020, all borrowings under the revolving credit agreements for Montana-Dakota and Centennial had been repaid.

Index
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2020	September 30, 2020	September 30, 2019	December 31, 2019
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to June 15, 2060	4.43%	$1,900,000	$1,655,000	$1,850,000
Commercial paper supported by revolving credit agreements	0.44%	214,150	281,800	222,900
Term Loan Agreement due on September 3, 2032	2.00%	8,400	209,100	9,100
Credit agreements due on June 7, 2024	2.40%	91,000	31,000	89,050
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	50,000	50,000
Other notes due on dates ranging from July 15, 2021 to November 30, 2038	4.60%	28,284	26,083	29,117
Less unamortized debt issuance costs		6,526	6,074	7,010
Less discount		18	153	50
Total long-term debt		2,270,290	2,246,756	2,243,107
Less current maturities		1,558	65,810	16,540
Net long-term debt		$2,268,732	$2,180,946	$2,226,567
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at September 30, 2020, were as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In thousands)
Long-term debt maturities	$28	$1,528	$148,038	$77,921	$366,571	$1,682,748
Note 15 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Interest, net*	$63,086	$64,596
Income taxes paid, net**	$43,448	$1,816
*    AFUDC - borrowed was $2.0 million for the nine months ended September 30, 2020 and 2019.
**    Income taxes paid, including discontinued operations, were $43.5 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,315	$46,770	$54,880
Property, plant and equipment additions in accounts payable	$33,240	$34,368	$46,119
Accrual for holdback payment related to a business combination	$5,000	$—	$—
Debt assumed in connection with a business combination	$—	$1,163	$1,163

Index
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
The pipeline segment provides natural gas transportation, underground storage and gathering services through regulated and non-regulated pipeline systems primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides cathodic protection and other energy-related services.
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
The information below follows the same accounting policies as described in Note 1 of the Notes to Consolidated Financial Statements in the 2019 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$87,447	$89,845	$249,793	$263,423
Natural gas distribution	94,703	93,642	562,641	569,656
Pipeline	27,965	25,957	57,717	52,230
	210,115	209,444	870,151	885,309
Non-regulated operations:
Pipeline	4,103	6,576	12,664	17,597
Construction materials and contracting	822,439	869,376	1,705,629	1,692,287
Construction services	550,608	478,381	1,559,217	1,363,305
Other	24	22	(70)	65
	1,377,174	1,354,355	3,277,440	3,073,254
Total external operating revenues	$1,587,289	$1,563,799	$4,147,591	$3,958,563

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$195	$—	$586	$—
Natural gas distribution	185	—	555	—
Pipeline	3,543	3,750	36,583	35,098
	3,923	3,750	37,724	35,098
Non-regulated operations:
Pipeline	79	81	237	200
Construction materials and contracting	110	124	262	388
Construction services	425	1,226	3,674	2,076
Other	3,006	2,862	8,952	13,566
	3,620	4,293	13,125	16,230
Intersegment eliminations	(7,543)	(8,043)	(50,849)	(51,328)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$21,159	$21,930	$48,827	$49,708
Natural gas distribution	(18,393)	(15,565)	32,285	32,132
Pipeline	11,762	11,416	35,406	32,017
Construction materials and contracting	148,522	143,024	179,994	147,622
Construction services	40,507	29,950	102,185	89,381
Other	154	(1,285)	339	140
Total operating income	$203,711	$189,470	$399,036	$351,000

Net income (loss):
Regulated operations:
Electric	$16,787	$16,291	$40,314	$39,267
Natural gas distribution	(17,614)	(15,625)	13,795	14,623
Pipeline	7,812	6,933	23,882	20,316
	6,985	7,599	77,991	74,206
Non-regulated operations:
Pipeline	189	801	444	1,380
Construction materials and contracting	107,307	102,611	122,113	97,328
Construction services	29,789	21,113	74,544	63,982
Other	8,745	4,004	3,303	3,466
	146,030	128,529	200,404	166,156
Income from continuing operations	153,015	136,128	278,395	240,362
Income (loss) from discontinued operations, net of tax	63	1,509	(484)	26
Net income	$153,078	$137,637	$277,911	$240,388

Index
Note 17 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2020	2019	2020	2019
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$383	$286
Interest cost	3,023	3,806	609	746
Expected return on assets	(4,987)	(4,559)	(1,115)	(1,201)
Amortization of prior service credit	—	—	(349)	(289)
Amortization of net actuarial loss	1,793	1,387	71	27
Net periodic benefit cost (credit), including amount capitalized	(171)	634	(401)	(431)
Less amount capitalized	—	—	39	26
Net periodic benefit cost (credit)	$(171)	$634	$(440)	$(457)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30,	2020	2019	2020	2019
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1,149	$857
Interest cost	9,070	11,419	1,827	2,239
Expected return on assets	(14,962)	(13,677)	(3,764)	(3,603)
Amortization of prior service credit	—	—	(1,048)	(866)
Amortization of net actuarial loss	5,379	4,160	215	82
Net periodic benefit cost (credit), including amount capitalized	(513)	1,902	(1,621)	(1,291)
Less amount capitalized	—	—	106	84
Net periodic benefit cost (credit)	$(513)	$1,902	$(1,727)	$(1,375)
The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2020, was $1.0 million and $2.9 million, respectively. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2019, was $1.1 million and $3.3 million, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
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

Index
MNPUC
On September 27, 2019, Great Plains filed an application with the MNPUC for a natural gas rate increase of approximately $2.9 million annually or approximately 12.0 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. On November 22, 2019, Great Plains received approval to implement an interim rate increase of approximately $2.6 million or approximately 11.0 percent, subject to refund, effective January 1, 2020. On October 26, 2020, the MNPUC issued a final order authorizing an annual increase in revenues of approximately $2.6 million or approximately 11.5 percent. Great Plains shall submit compliance filings within 30 days of the order.
MTPSC
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
On July 17, 2020, Montana-Dakota filed an annual update to its transmission cost adjustment rider with the NDPSC requesting to recover revenues of approximately $15.5 million, which includes a true-up of the prior period adjustment, resulting in an increase of approximately $6.3 million over current rates. This filing includes approximately $3.3 million related to transmission capital projects. On October 28, 2020, the NDPSC approved the increase with rates effective November 1, 2020. Due to COVID-19, the NDPSC extended the recovery period of the under-recovered balance of approximately $1.6 million to two years, which was included in the total increase.
On August 26, 2020, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $9.0 million annually or approximately 7.8 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. Montana-Dakota also requested an interim increase of approximately $6.9 million or approximately 6.0 percent, subject to refund, to be effective January 1, 2021. This matter is pending before the NDPSC.
OPUC
On March 26, 2020, Cascade filed a request with the OPUC to use deferred accounting for costs related to the COVID-19 pandemic. On October 20, 2020, the OPUC approved this request.
On March 31, 2020, Cascade filed a natural gas general rate case with the OPUC requesting an increase in annual revenue of approximately $4.9 million or approximately 7.2 percent, which included a request for an additional recovery of environmental remediation deferred costs of approximately $364,000. On September 30, 2020, Cascade filed a settlement agreement with the OPUC reflecting an annual increase in revenues of approximately $3.2 million or approximately 4.8 percent. This filing includes a proposed effective date of February 1, 2021. This matter is pending before the OPUC.
SDPUC
On May 1, 2020, Montana-Dakota filed a request with the SDPUC to use deferred accounting for costs related to the COVID-19 pandemic. On August 19, 2020, the SDPUC approved this request with an accounting order to track expenses and revenues related to the COVID-19 pandemic beginning on March 13, 2020.
WUTC
On May 27, 2020, Cascade filed a request with the WUTC to use deferred accounting for costs related to the COVID-19 pandemic. This matter is pending before the WUTC.
On May 29, 2020, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $1.0 million or approximately 0.4 percent. On October 14, 2020, Cascade filed an update requesting an increase in annual revenue of approximately $1.1 million or approximately 0.5 percent, which reflects actual costs as of September 30, 2020. On October 29, 2020, the filing was approved with rates effective November 1, 2020.

Index
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
FERC
On September 1, 2020, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project for $12.9 million, which is effective January 1, 2021.
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
At September 30, 2020 and 2019, and December 31, 2019, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $72.7 million, $30.6 million and $29.1 million, respectively. At September 30, 2020 and 2019, and December 31, 2019, the Company also recorded corresponding insurance receivables of $49.1 million, $15.3 million and $16.2 million, respectively, and regulatory assets of $20.9 million, $12.0 million and $10.5 million, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2019 Annual Report other than as set forth below.
Manufactured Gas Plant Sites A claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirmed that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $5.4 million has been incurred. Based on the site investigation, preliminary remediation alternative costs were provided by consultants in August 2020; therefore, the accrual for these costs was increased in the third quarter of 2020 by $11.1 million. The preliminary information received through the completion of the data report allowed for the projection of possible costs for a variety of site configurations, remedial measures and potential natural resource damage claims of between $13.6 million and $71.0 million. Cascade has accrued $2.2 million for the remedial investigation and feasibility study, as well as $17.5 million for remediation of this site. The accrual for remediation cost will be reviewed and adjusted, if necessary, after the completion of the feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
The Company has received notices from and entered into agreements with certain of its insurance carriers that they will participate in defense for certain contamination claims subject to full and complete reservations of rights and defenses to insurance coverage. To the extent these claims are not covered by insurance, the Company intends to seek recovery of remediation costs through its natural gas rates charged to customers.

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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2020, the fixed maximum amounts guaranteed under these agreements aggregated $255.5 million. Certain of the guarantees also have no fixed maximum amounts specified. At September 30, 2020, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $23.8 million in 2020; $199.7 million in 2021; $16.1 million in 2022; $5.3 million in 2023; $500,000 in 2024; $1.1 million thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2020. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2020, the fixed maximum amounts guaranteed under these letters of credit aggregated $22.5 million. At September 30, 2020, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $20.2 million in 2020; $1.8 million in 2021 and $500,000 in 2022. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2020. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2020.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2020, approximately $922.7 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At September 30, 2020, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $34.2 million.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's strategy is to enhance shareholder value by increasing market share and profitability in its regulated energy delivery and construction materials and services businesses, pursuing organic growth opportunities and using a disciplined approach to strategic acquisitions of well-managed companies and properties.
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
Impact of the COVID-19 pandemic on the Company
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Most of the Company's products and services are considered essential to our country and our communities; therefore, operations have generally been permitted to continue. While the Company has experienced some inefficiency impacts, including operation suspensions and interruptions at some locations to carry out preventative measures or in response to instances of positive tests, the impacts have not been material. For more information on specific impacts to each of the Company's business segments, see the respective Outlook sections. The Company has been able to maintain employment for its workforce and remains committed to the health and safety of its employees and the communities where it operates. In the first quarter of 2020, the MDU Resources Group Foundation accelerated and provided additional donations to charitable organizations impacted by COVID-19 in the communities in which the Company operates.
In March 2020, the President of the United States signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act provided economic relief and stimulus to support the national economy during the pandemic, including support for individuals and businesses affected by the pandemic and economic downturn. The CARES Act allowed businesses to defer payment of the employer portion of social security taxes incurred through the end of 2020. At September 30, 2020, the Company had deferred approximately $38.8 million in payroll taxes related to this provision. The Company is required to pay 50 percent of the payroll taxes deferred by the Company under this provision by the end of 2021 and the remaining balance by the end of 2022.
The Company continues to adjust its business in response to the pandemic while positioning for an economic rebound and potential opportunities to enhance its competitive position. The Company's business strategy incorporates preparation for unexpected economic adversity, which includes maintaining a strong liquidity position to weather a variety of economic scenarios, a strong balance sheet with conservative debt leverage and financial flexibility to access diverse sources of capital. For more information on the Company's liquidity, see Liquidity and Capital Commitments. In addition, the Company evaluated its planned capital projects and delayed certain expenditures to provide additional financial flexibility and to ensure projects will provide acceptable returns on investment.
The Company established a task force to monitor developments related to the pandemic and implemented procedures to protect employees. Procedures are established to promptly notify employees, contractors and customers when individuals may have been exposed to COVID-19 and need to be tested or self-quarantined due to potential contact. Additionally, the Company has modified its work practices to include social distancing measures and hygiene practices. Many employees that have the capacity to work from home continue to do so as the Company has delayed return to work processes for certain office employees due to the rise in local COVID-19 cases in some operating regions. The Company has also enacted additional physical and cybersecurity measures to safeguard systems for remote work locations.
Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the three and nine months ended September 30, 2020. The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company increases the longer the virus impacts the level of

Index
economic activity in the United States. Due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely. For more information on the possible impacts, see Item 1A. Risk Factors.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Electric	$16.8	$16.3	$40.3	$39.3
Natural gas distribution	(17.6)	(15.6)	13.8	14.6
Pipeline	8.0	7.7	24.3	21.7
Construction materials and contracting	107.3	102.6	122.1	97.3
Construction services	29.8	21.1	74.5	64.0
Other	8.7	4.0	3.4	3.5
Income from continuing operations	153.0	136.1	278.4	240.4
Income (loss) from discontinued operations, net of tax	.1	1.5	(.5)	—
Net income	$153.1	$137.6	$277.9	$240.4
Earnings per share - basic:
Income from continuing operations	$.76	$.68	$1.39	$1.21
Discontinued operations, net of tax	—	.01	—	—
Earnings per share - basic	$.76	$.69	$1.39	$1.21
Earnings per share - diluted:
Income from continuing operations	$.76	$.68	$1.39	$1.21
Discontinued operations, net of tax	—	.01	—	—
Earnings per share - diluted	$.76	$.69	$1.39	$1.21
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 The Company recognized consolidated earnings of $153.1 million for the quarter ended September 30, 2020, compared to $137.6 million for the same period in 2019.
The Company's earnings were positively impacted by increased earnings across most of the Company's businesses. The construction services business experienced an increase in gross margin as a result of higher inside and outside specialty contracting workloads, partially due to the businesses acquired as well as hospitality projects, high-tech projects and natural disaster recovery work. The construction materials and contracting business experienced an increase in gross margin as well, resulting from higher contracting bid margins and higher realized materials margins. The increase in Other was primarily related to higher income tax benefits. Partially offsetting these increases was an increased seasonal loss at the natural gas distribution business, largely resulting from higher operation and maintenance costs.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 The Company recognized consolidated earnings of $277.9 million for the nine months ended September 30, 2020, compared to $240.4 million for the same period in 2019.
The Company's earnings were positively impacted by increased earnings across most of the Company's businesses. The main driver of the increased earnings was higher gross margins at the construction businesses. At the construction materials and contracting business, favorable weather conditions in certain regions, higher margins and additional revenues from recent acquisitions had a positive impact on gross margin. The construction services business also experienced an increase in gross margin resulting from higher inside and outside specialty contracting workloads, partially due to the business acquired during the first quarter of 2020, offset in part by an out-of-period adjustment of approximately $6.7 million, net of tax, to correct the revenue recognition on a construction contract, as discussed in Note 1. The pipeline business's increased earnings reflect higher revenue from organic growth projects and approved rates.
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
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 16. Both segments strive to be a top performing utility company measured by integrity, employee safety and satisfaction, customer service and shareholder return, while providing safe, environmentally friendly, reliable and competitively priced energy and related services to customers. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas, as well as increase costs to produce electricity and natural gas. The segments continue to invest in facility upgrades to be in compliance with existing and future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions, as further discussed in Note 18.
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
The electric and natural gas distribution segments are facing increased lead times on delivery of certain raw materials used in electric transmission and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they respond to the United States Department of Transportation Pipeline System Safety and Integrity Plan, as well as delays in the manufacturing of electrical equipment as a result of the COVID-19 pandemic, including delays in trucking times and issuance of permits for large and heavy loads. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the risk of delays due to extended lead times.
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
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather, as well as impacts associated with commercial and industrial slow-downs including economic recessions. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially

Index
among residential and commercial customers. Average consumption among both electric and natural gas customers has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. Natural gas decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions, where applicable)
Operating revenues	$87.6	$89.8	$250.4	$263.4
Electric fuel and purchased power	15.5	18.7	50.6	64.4
Taxes, other than income	.1	.1	.5	.4
Adjusted gross margin	72.0	71.0	199.3	198.6
Operating expenses:
Operation and maintenance	30.7	30.8	90.5	94.6
Depreciation, depletion and amortization	15.8	14.2	47.0	41.8
Taxes, other than income	4.4	4.1	13.0	12.5
Total operating expenses	50.9	49.1	150.5	148.9
Operating income	21.1	21.9	48.8	49.7
Other income	1.2	.6	3.3	2.7
Interest expense	6.4	6.2	20.1	18.9
Income before income taxes	15.9	16.3	32.0	33.5
Income taxes	(.9)	—	(8.3)	(5.8)
Net income	$16.8	$16.3	$40.3	$39.3
Retail sales (million kWh):
Residential	296.1	259.4	884.4	865.6
Commercial	356.7	359.5	1,056.2	1,102.4
Industrial	117.1	127.8	386.0	403.5
Other	21.3	20.9	62.1	64.9
	791.2	767.6	2,388.7	2,436.4
Average cost of electric fuel and purchased power per kWh	$.018	$.021	$.019	$.024
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 Electric earnings increased $500,000 (3 percent) as a result of:
Adjusted gross margin: Increase of $1.0 million, largely the result of higher retail sales volumes. Retail sales experienced 14.1 percent higher residential sales volumes due to the continued trend of individuals being at home more, which was partially offset by lower industrial and commercial sales volumes driven by slow-downs, both as a result of the COVID-19 pandemic, as discussed later, and the associated economic recession.
Operation and maintenance: Comparable to the same period in the prior year.
Depreciation, depletion and amortization: Increase of $1.6 million, primarily due to the reserve for certain costs related to the retirement of three aging coal-fired electric generating units, as discussed later and in Note 12, which is offset in income taxes; increased property, plant and equipment balances; and higher depreciation rates implemented from a Montana rate case.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $600,000 as a result of higher returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Decrease of $900,000, primarily higher excess deferred tax amortization.

Index
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 Electric earnings increased $1.0 million (3 percent) as a result of:
Adjusted gross margin: Increase of $700,000, largely the result of approved rate relief in Montana, increased tracker revenue and 2.2 percent higher residential retail sales volumes. Partially offsetting these increases were lower retail sales to commercial and industrial customer classes and decreased transmission revenue.
Operation and maintenance: Decrease of $4.1 million, largely due to the absence of maintenance outage costs at Coyote Station incurred during 2019 and lower payroll-related costs.
Depreciation, depletion and amortization: Increase of $5.2 million, primarily as a result of the reserve for certain costs related to the retirement of three aging coal-fired electric generating units, as discussed later and in Note 12, which is offset in income taxes; increased property, plant and equipment balances; and higher depreciation rates implemented from a Montana rate case.
Taxes, other than income: Increase of $500,000 from higher property taxes.
Other income: Increase of $600,000 attributable to the absence of the write-down of a non-utility investment in the second quarter of 2019, as discussed in Note 13, and decreased pension expense, partially offset by lower returns on certain of the Company's benefit plan investments.
Interest expense: Increase of $1.2 million driven by higher debt balances.
Income taxes: Increase in income tax benefits of $2.5 million, primarily higher excess deferred tax amortization and increased production tax credits.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions, where applicable)
Operating revenues	$94.9	$93.6	$563.2	$569.7
Purchased natural gas sold	35.0	35.6	290.3	305.6
Taxes, other than income	3.8	3.2	23.1	20.7
Adjusted gross margin	56.1	54.8	249.8	243.4
Operating expenses:
Operation and maintenance	46.9	44.4	135.9	134.3
Depreciation, depletion and amortization	21.3	19.9	63.1	59.1
Taxes, other than income	6.3	6.1	18.5	17.9
Total operating expenses	74.5	70.4	217.5	211.3
Operating income (loss)	(18.4)	(15.6)	32.3	32.1
Other income	2.2	1.7	6.6	5.3
Interest expense	9.3	8.9	27.5	26.1
Income (loss) before income taxes	(25.5)	(22.8)	11.4	11.3
Income taxes	(7.9)	(7.2)	(2.4)	(3.3)
Net income (loss)	$(17.6)	$(15.6)	$13.8	$14.6
Volumes (MMdk)
Retail sales:
Residential	4.4	4.1	41.8	44.3
Commercial	4.0	4.2	29.1	31.5
Industrial	.9	.9	3.4	3.6
	9.3	9.2	74.3	79.4
Transportation sales:
Commercial	.3	.3	1.4	1.5
Industrial	39.6	45.7	115.4	117.9
	39.9	46.0	116.8	119.4
Total throughput	49.2	55.2	191.1	198.8
Average cost of natural gas per dk	$3.75	$3.88	$3.90	$3.85

Index
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 Natural gas distribution's seasonal loss increased $2.0 million (13 percent) as a result of:
Adjusted gross margin: Increase of $1.3 million, largely the result of approved rate relief in certain jurisdictions and higher conservation revenue, which offsets the conservation expense in operation and maintenance expense.
Operation and maintenance: Increase of $2.5 million, primarily due to higher payroll-related costs, higher conservation expenses being recovered in revenue and the write-off of an abandoned project in the third quarter of 2020.
Depreciation, depletion and amortization: Increase of $1.4 million, resulting from increased property, plant and equipment balances.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $500,000 as a result of higher returns on certain of the Company's benefit plan investments and decreased pension and postretirement expense, partially offset by decreased interest income related to the recovery of purchased gas cost adjustment balances.
Interest expense: Increase of $400,000 driven by higher debt balances.
Income taxes: Increase in income tax benefits of $700,000 due to an increase in the seasonal loss.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 Natural gas distribution earnings decreased $800,000 (6 percent) as a result of:
Adjusted gross margin: Increase of $6.4 million, largely the result of approved rate recovery in certain jurisdictions and higher conservation revenue, which offsets the conservation expense in operation and maintenance expense. Weather normalization and conservation adjustments in certain jurisdictions were mostly offset by decreased retail sales volumes of approximately 6.3 percent across all customer classes due to warmer winter weather.
Operation and maintenance: Increase of $1.6 million, primarily higher payroll-related costs, the write-off of an abandoned project in the third quarter of 2020 and higher conservation expenses being recovered in revenue.
Depreciation, depletion and amortization: Increase of $4.0 million as a result of increased property, plant and equipment balances.
Taxes, other than income: Increase of $600,000 due to higher property taxes.
Other income: Increase of $1.3 million, primarily decreased pension and postretirement expense and the absence of the write-down of a non-utility investment in the second quarter of 2019, as discussed in Note 13, partially offset by lower returns on certain of the Company's benefit plan investments and decreased interest income related to the recovery of purchased gas cost adjustment balances.
Interest expense: Increase of $1.4 million from higher long-term debt balances, partially offset by lower short-term debt balances.
Income taxes: Increase of $900,000 due to permanent tax adjustments.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In response to the pandemic, the Company instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of disconnects due to nonpayment of bills. The Company also waived late payment fees effective April 1, 2020, to help customers experiencing financial hardships. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of receivables have been affected. The Company reinstated disconnects and late payment fees in five of its eight states effective September 1, 2020. The Company has experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic activity due to the COVID-19 pandemic and oil price impacts, as further discussed below, partially offset by increased residential demand. The Company expects this trend on demand to continue throughout the pandemic. The Company temporarily implemented cost containment measures in response to the COVID-19 pandemic, including reduced employee travel and temporary delays in training for employees, as well as delays in filling open positions and contract work. The Company has filed requests for the use of deferred accounting for costs related to the COVID-19 pandemic in all jurisdictions in which it operates; however, the Company has not deferred any costs related to the pandemic to date. The Company's outstanding filings by jurisdiction related to the COVID-19 pandemic are discussed in Note 18.

Index
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
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in early 2021 for Unit 1 at Lewis & Clark Station in Sidney, Montana, and in early 2022 for Units 1 and 2 at Heskett Station near Mandan, North Dakota. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations. Heskett Unit 4 was included in the Company's integrated resource plan submitted to the NDPSC in July 2019. On August 28, 2019, the Company filed for an advanced determination of prudence with the NDPSC for Heskett Unit 4. This request was approved by the NDPSC on August 5, 2020. Heskett Unit 4 is expected to be placed into service in 2023. The Company filed, and the commissions approved, requests with the NDPSC, MTPSC and SDPUC for the usage of deferred accounting for the costs related to the retirement of Unit 1 at Lewis & Clark Station and Units 1 and 2 at Heskett Station.
The Company continues to be focused on the regulatory recovery of its investments. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 18.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, gathering and underground storage services, as discussed in Note 16. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed and placed into service the following projects in 2020 and 2019:
•In September 2020 and November 2019, Phase II and Phase I, respectively, of the Line Section 22 Expansion project in the Billings, Montana, area. The total project increased capacity by 22.5 MMcf per day.
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
The pipeline segment is subject to extensive regulation including certain operational, environmental and system integrity regulations, as well as various permit terms and operational compliance conditions. In September 2019, the Pipeline and Hazardous Materials Safety Administration issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The segment has implemented procedure changes for the initial requirements that became effective July 1, 2020; however, due to the COVID-19 pandemic, enforcement of the initial requirements will not begin until January 1, 2021. The segment is evaluating procedure changes and implementation of physical modifications of existing facilities necessary for additional requirements that will become effective July 1, 2021. The segment is faced with the ongoing process of reviewing existing permits and easements, as well as securing new permits and easements as

Index
necessary to meet current demand and future growth opportunities. Exposure to pipeline opposition groups could also cause negative impacts on the segment with increased costs and potential delays to project completion.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenues	$35.7	$36.4	$107.2	$105.1
Operating expenses:
Operation and maintenance	15.4	16.1	45.4	47.5
Depreciation, depletion and amortization	5.2	5.6	16.5	15.6
Taxes, other than income	3.3	3.3	9.9	10.0
Total operating expenses	23.9	25.0	71.8	73.1
Operating income	11.8	11.4	35.4	32.0
Other income	.2	.1	1.2	.9
Interest expense	1.9	1.8	5.7	5.3
Income before income taxes	10.1	9.7	30.9	27.6
Income taxes	2.1	2.0	6.6	5.9
Net income	$8.0	$7.7	$24.3	$21.7
Transportation volumes (MMdk)	108.9	111.1	316.2	319.9
Natural gas gathering volumes (MMdk)	2.0	3.6	7.4	10.5
Customer natural gas storage balance (MMdk):
Beginning of period	19.1	11.4	16.2	13.9
Net injection	14.0	12.8	16.9	10.3
End of period	33.1	24.2	33.1	24.2
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 Pipeline earnings increased $300,000 (3 percent) as a result of:
Revenues: Decrease of $700,000, largely attributable to lower non-regulated project revenues and the absence of gathering revenue due to the sale of the Company's regulated gathering assets, as discussed later. These decreases were partially offset by revenue from organic growth projects, as previously discussed, and increased natural gas storage volumes.
Operation and maintenance: Decrease of $700,000, primarily due to lower non-regulated project costs associated with lower non-regulated project revenue, partially offset by higher payroll-related costs.
Depreciation, depletion and amortization: Decrease of $400,000 as a result of the absence of the assets associated with sale of the Company's regulated gathering assets, as discussed later.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Comparable to the same period in the prior year.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Comparable to the same period in the prior year.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 Pipeline earnings increased $2.6 million (12 percent) as a result of:
Revenues: Increase of $2.1 million, largely attributable to increased revenue from organic growth projects, as previously discussed; increased rates effective May 1, 2019, due to the FERC rate case finalized in September 2019; and increased natural gas storage volumes. These increases were partially offset by lower non-regulated project revenues and lower revenues due to the sale of the Company's regulated gathering assets, as discussed later.

Index
Operation and maintenance: Decrease of $2.1 million, primarily lower non-regulated project costs associated with lower non-regulated project revenue, as previously discussed, and lower expenses due to the sale of the Company's regulated gathering assets, as discussed later, partially offset by higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $900,000, primarily due to higher depreciation rates effective May 1, 2019, due to the FERC rate case finalized in September 2019, and increased property, plant and equipment balances, largely the result of organic growth projects that have been placed into service, partially offset by the absence of the assets associated with the sale of the Company's regulated gathering assets, as discussed later.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $300,000 resulting from increased AFUDC.
Interest expense: Increase of $400,000 driven by increased long-term debt balances.
Income taxes: Increase of $700,000, largely due to the increase in income before income taxes.
Outlook The Company continues to successfully manage the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. The Company experienced minor delays on capital and maintenance projects during the first quarter of 2020 but resumed project activities in the second quarter of 2020. Work has progressed on these projects as scheduled through the third quarter of 2020. The Company does not expect delays to its regulatory filings due to the pandemic.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the volumes of natural gas the Company transports through its system. Reduced global oil demand due to the COVID-19 pandemic and disagreements in oil supply levels between the Organization of the Petroleum Exporting Countries and other countries led to record low oil prices during the first quarter of 2020; however, oil prices started to recover during the second and third quarters of 2020 as states and other countries started to reopen. Although the recent decrease in oil prices has slowed drilling activities and also led to the shut-in of certain wells, producers have begun to bring wells back online and the Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The national record levels of natural gas supply over the last few years have moderated the need for storage services and put downward pressure on natural gas prices and minimized price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices due to these circumstances, seasonal pricing differentials provide opportunities for storage services.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. Construction is expected to begin in early 2021 with an estimated in-service date late in 2021, which is dependent on regulatory and environmental permitting. On February 14, 2020, the Company filed with the FERC its application for this project. On July 28, 2020, the Company filed an amendment to its application with the FERC reflecting a decrease to the design capacity from 350 MMcf per day to 250 MMcf per day by reducing compression due to delays in forecasted growth levels of natural gas production in the Bakken region. Further, as a result of the forecasted Bakken oil and associated natural gas production delays driven by COVID-19 pandemic-related demand decreases and commodity price impacts, the Company negotiated adjustments to certain long-term customer commitments. A portion of the first-year committed volumes have been delayed one year and, through a combination of rate, volume and term adjustments, the overall project return profile remains unchanged. These long-term commitments support the project at a design capacity of 250 MMcf per day, which can be readily expanded in the future when forecasted growth levels rebound. FERC approval of the project is anticipated in early 2021.
In December 2019, the Company entered into a purchase and sale agreement with Scout Energy Group II, LP to divest of its regulated gathering assets located in Montana and North Dakota, which includes approximately 400 miles of natural gas gathering pipelines and associated compression and ancillary facilities. On January 8, 2020, the Company filed an application with the FERC to authorize abandonment by sale of the gathering assets and received FERC approval on April 2, 2020. The sale closed in April 2020 with an effective date of January 1, 2020. Pursuant to the FERC's approval of the abandonment by sale, proposed accounting treatment was filed with the FERC in October 2020 and is subject to final approval.
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
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility in the cost of raw materials such as diesel fuel, gasoline, liquid asphalt, cement and steel. Such volatility can have an impact on the segment's margins. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to control costs, as well as find and train a skilled workforce to meet the needs of increasing demand and seasonal work.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenues	$822.5	$869.5	$1,705.9	$1,692.7
Cost of sales:
Operation and maintenance	612.4	668.9	1,351.2	1,384.4
Depreciation, depletion and amortization	22.2	19.7	63.0	55.2
Taxes, other than income	13.6	13.4	36.6	34.8
Total cost of sales	648.2	702.0	1,450.8	1,474.4
Gross margin	174.3	167.5	255.1	218.3
Selling, general and administrative expense:
Operation and maintenance	23.7	22.7	67.5	64.6
Depreciation, depletion and amortization	1.3	.9	3.6	2.4
Taxes, other than income	.8	.9	4.0	3.7
Total selling, general and administrative expense	25.8	24.5	75.1	70.7
Operating income	148.5	143.0	180.0	147.6
Other income	.3	.2	1.0	1.5
Interest expense	5.0	6.4	15.9	18.6
Income before income taxes	143.8	136.8	165.1	130.5
Income taxes	36.5	34.2	43.0	33.2
Net income	$107.3	$102.6	$122.1	$97.3
Sales (000's):
Aggregates (tons)	10,722	11,860	23,678	24,815
Asphalt (tons)	3,542	3,317	5,935	5,396
Ready-mixed concrete (cubic yards)	1,266	1,372	3,089	3,124
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 Construction materials and contracting's earnings increased $4.7 million (5 percent) as a result of:
Revenues: Decrease of $47.0 million, primarily the result of lower contracting services and material sales, which were negatively impacted by wildfires and tropical storms, partially offset by favorable weather conditions in some states.

Index
Gross margin: Increase of $6.8 million due to higher contracting bid margins and higher realized material margins, largely from asphalt and asphalt-related products as a result of lower energy-related costs and strong pricing for ready-mixed concrete in most markets, partially offset by lower gains on asset sales in certain regions.
Selling, general and administrative expense: Increase of $1.3 million, primarily due to higher payroll-related costs and depreciation expense.
Other income: Comparable to the same period in the prior year.
Interest expense: Decrease of $1.4 million resulting from lower average interest rates and lower average debt balances.
Income taxes: Increase of $2.3 million, largely due to the increase in income before income taxes.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 Construction materials and contracting's earnings increased $24.8 million (25 percent) as a result of:
Revenues: Increase of $13.2 million, primarily the result of higher material sales due to an early start to the season, favorable weather conditions in certain regions and additional revenues associated with the businesses acquired, partially offset by the negative impact of wildfires and tropical storms during the third quarter of 2020.
Gross margin: Increase of $36.8 million, largely due to higher revenues, as previously discussed, higher contracting bid margins and higher realized material margins, largely from asphalt and asphalt-related products as a result of lower energy-related costs and strong pricing for ready-mixed concrete in most markets.
Selling, general and administrative expense: Increase of $4.4 million, largely related to higher payroll-related costs and higher depreciation expense.
Other income: Decrease of $500,000 as a result of lower returns on certain of the Company's benefit plan investments.
Interest expense: Decrease of $2.7 million resulting from lower average debt balances and lower average interest rates.
Income taxes: Increase of $9.8 million, largely due to the increase in income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures for its employees that are not able to work from home and has experienced some inefficiencies and additional costs in relation to these measures but, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic. The Company will continue to monitor the demand for construction materials and contracting services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures. State and local mandates have been issued in response to the COVID-19 pandemic requiring individuals to stay in place, leading to a reduction in fuel consumption in the United States, which directly reduces fuel tax collections. In addition, states, cities and counties across the country are experiencing low sales tax and other revenues as a result of the COVID-19 pandemic. The reduction in tax collections may impact funds available for public infrastructure projects, which in turn could have a material adverse impact on the Company's results of operations, financial position and cash flows. Meanwhile, a comprehensive infrastructure funding program, if adopted, by the United States Congress could positively impact the segment.
The segment's vertically integrated aggregate-based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mixed concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold in connection with street, highway and other public infrastructure projects, as well as private commercial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public projects are, however, dependent on federal and state funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles.
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
The construction materials and contracting segment's backlog at September 30, 2020, was $571.3 million, down from $746.9 million at September 30, 2019. The decrease in backlog was largely attributable to a decrease in public infrastructure backlog. The economic uncertainty due to COVID-19 continues to have an impact on certain industries the segment serves, including the unpredictability of the level of tax collections, which the Company believes has led to a reduction in public work bid-letting. The Company expects to complete a significant amount of the backlog at September 30, 2020, during the next 12 months.

Index
All of the labor contracts that the construction materials and contracting segment was negotiating, as reported in Items 1 and 2 - Business Properties - General in the 2019 Annual Report, have been ratified.
Construction Services
Strategy and challenges The construction services segment provides inside and outside specialty contracting, as discussed in Note 16. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; retaining, developing and recruiting talented employees; growing through organic and acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to its ability to support national customers in most of the regions in which it operates.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Operating revenues	$551.0	$479.6	$1,562.9	$1,365.4
Cost of sales:
Operation and maintenance	461.7	409.0	1,309.0	1,151.7
Depreciation, depletion and amortization	3.9	3.7	11.8	11.1
Taxes, other than income	17.2	14.1	57.8	44.6
Total cost of sales	482.8	426.8	1,378.6	1,207.4
Gross margin	68.2	52.8	184.3	158.0
Selling, general and administrative expense:
Operation and maintenance	24.9	21.4	72.4	63.9
Depreciation, depletion and amortization	1.8	.5	5.9	1.3
Taxes, other than income	1.0	.9	3.8	3.4
Total selling, general and administrative expense	27.7	22.8	82.1	68.6
Operating income	40.5	30.0	102.2	89.4
Other income	.6	.3	1.3	1.4
Interest expense	1.0	1.6	3.3	4.0
Income before income taxes	40.1	28.7	100.2	86.8
Income taxes	10.3	7.6	25.7	22.8
Net income	$29.8	$21.1	$74.5	$64.0
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 Construction services earnings increased $8.7 million (41 percent) as a result of:
Revenues: Increase of $71.4 million, largely the result of higher inside specialty contracting workloads from increased customer demand for hospitality, high-tech and commercial projects, partially due to the businesses acquired. Higher outside specialty contracting workloads also increased as a result of strong demand for utility projects including storm-related power line repair and wildfire restoration work. The increases were offset in part by decreased equipment sales and rentals and decreased inside specialty contracting customer demand for refinery projects.

Index
Gross margin: Increase of $15.4 million, primarily from the higher volume of work resulting in an increase in revenues, as previously discussed, as well as higher margins on certain projects, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads.
Selling, general and administrative expense: Increase of $4.9 million due in part to the increased allowance for uncollectible accounts, higher payroll-related costs and higher depreciation expense, partially offset by lower office expenses.
Other income: Increase of $300,000 as a result of higher gains from asset sales.
Interest expense: Decrease of $600,000 driven by lower debt balances.
Income taxes: Increase of $2.7 million, largely due to the increase in income before income taxes.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 Construction services earnings increased $10.5 million (17 percent) as a result of:
Revenues: Increase of $197.5 million, largely the result of higher inside specialty contracting workloads from greater customer demand for hospitality, high-tech and commercial projects and higher outside specialty contracting workloads, which includes increased demand for utility projects. The businesses acquired also contributed to the increase in revenues. Partially offsetting the increase was a decrease in equipment sales and rentals.
Gross margin: Increase of $26.3 million, primarily from the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads. Also negatively impacting gross margin was an out-of-period adjustment in the first quarter of 2020 to correct an overstatement of operating revenue of $7.7 million and an understatement of operation and maintenance expense of $1.2 million previously recognized on a construction contract, as discussed in Note 1.
Selling, general and administrative expense: Increase of $13.5 million due in part to the increased allowance for uncollectible accounts, as well as higher payroll-related costs, depreciation expense and office expenses.
Other income: Comparable to the same period in the prior year.
Interest expense: Decrease of $700,000 driven by lower debt balances.
Income taxes: Increase of $2.9 million, largely due to the increase in income before income taxes.
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
The Company continues to have bidding opportunities for both inside and outside specialty contracting work in 2020. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects.
The construction services segment had backlog at September 30, 2020, of $1.3 billion, up from $1.2 billion at September 30, 2019. The increase in backlog was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly inside specialty electrical and mechanical contracting in the hospitality, high-tech and public industries. The Company's outside power, communications and natural gas specialty contracting also have a high volume of available work. The Company expects to complete a significant amount of the backlog at September 30, 2020, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to the Company and continue to grow the Company's backlog.
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

Index
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Operating revenues	$3.1	$2.9	$8.9	$13.6
Operating expenses:
Operation and maintenance	2.3	3.6	6.7	11.8
Depreciation, depletion and amortization	.6	.5	1.9	1.5
Taxes, other than income	—	—	—	.1
Total operating expenses	2.9	4.1	8.6	13.4
Operating income (loss)	.2	(1.2)	.3	.2
Other income	.1	.2	.4	.7
Interest expense	.1	.4	.7	1.5
Income (loss) before income taxes	.2	(1.4)	—	(.6)
Income taxes	(8.5)	(5.4)	(3.4)	(4.1)
Net income	$8.7	$4.0	$3.4	$3.5
Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019 General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are included in Other, as well as income tax adjustments related to the Company's consolidated annualized estimated tax rate.
Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019 In the first quarter of 2020, insurance activity at the Company's captive insurer decreased, which impacted both operating revenues and operation and maintenance expense. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are included in Other, as well as income tax adjustments related to the Company's consolidated annualized estimated tax rate.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Intersegment transactions:
Operating revenues	$7.5	$8.0	$50.9	$51.3
Operation and maintenance	4.0	4.3	14.4	16.2
Purchased natural gas sold	3.5	3.7	36.5	35.1
For more information on intersegment eliminations, see Note 16.
Liquidity and Capital Commitments
At September 30, 2020, the Company had cash and cash equivalents of $66.1 million and available borrowing capacity of $652.6 million under the outstanding credit facilities of the Company's subsidiaries. During the first quarter of 2020, short-term capital markets were disrupted as a result of the COVID-19 pandemic. Consequently, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets and maintained higher than normal cash balances to ensure liquidity during this volatile period. At September 30, 2020, all borrowings under the revolving credit agreements for Montana-Dakota and Centennial had been repaid. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and also are affected by changes in working capital. Cash flows provided by operating activities in the first nine months of 2020 was $481.8 million compared to $203.1 million in the first nine months of 2019. The increase in cash flows provided by operating activities was largely driven by the stronger collection of accounts receivable at the construction services business and decreased receivables at the construction materials and contracting business as compared to the prior period. Also contributing to the increase of cash flows provided by operating activities was the decrease in natural gas purchases in 2020 as a result of milder temperatures and recovery of purchased gas cost adjustment balances at the natural gas distribution business, as well as the Company's deferral of payroll taxes related to the CARES Act, as previously discussed. Partially offsetting these increases was higher cash needs due to increased inventory balances at the construction materials and contracting business resulting from increased aggregate production and a higher average cost per ton.
Investing activities Cash flows used in investing activities in the first nine months of 2020 was $461.8 million compared to $448.6 million in the first nine months of 2019. The increase in cash used in investing activities was primarily due to higher cash used in acquisition activity in 2020 compared to 2019 at the construction services business, increased capital expenditures in 2020 at the electric business and lower proceeds on asset sales in 2020 at the construction materials and contracting business. Partially offsetting these increases were decreased capital expenditures in 2020 at the construction materials and contracting business.
Financing activities Cash flows used in financing activities in the first nine months of 2020 was $20.3 million compared to cash flows provided by financing activities of $258.6 million in the first nine months of 2019. The change was largely the result of a decrease in net long-term and short-term debt borrowings in 2020 as compared to 2019 due to lower working capital needs. In addition, during the first nine months of 2020, the Company had decreased net proceeds of $102.2 million from the issuance of common stock under its "at-the-market" offering and 401(k) plan.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2019 Annual Report. For more information, see Note 17 and Part II, Item 7 in the 2019 Annual Report.
Capital expenditures
Capital expenditures for the first nine months of 2020 were $473.7 million, which includes the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures for the first nine months of 2019 were $469.2 million, which includes the completed aggregate deposit purchase at the construction materials and contracting business and the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures allocated to the Company's business segments are estimated to be approximately $626 million for 2020. Capital expenditures have been updated from what was previously reported in the 2019 Annual Report to accommodate project timeline and scope changes made throughout 2020. The Company will continue to monitor capital expenditures for project delays and changes in economic viability related to COVID-19. The Company has included in the estimated capital expenditures for 2020 the completed business combinations of an electrical construction company and a prestressed-concrete business, as well as the North Bakken Expansion project, as previously discussed in Business Segment Financial and Operating Data.
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
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2020. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2019 Annual Report.

Index
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at September 30, 2020:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$73.6	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$52.5	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$38.5	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$140.6	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At September 30, 2020, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At September 30, 2020, there were no amounts outstanding under the revolving credit agreement.

The respective commercial paper programs are supported by revolving credit agreements. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreements, Montana-Dakota and Centennial do not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreements. The commercial paper borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company's subsidiaries. Due to the early impacts of the COVID-19 pandemic on the short-term capital markets, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets in the first half of 2020. At September 30, 2020, all borrowings under the revolving credit agreements for Montana-Dakota and Centennial had been repaid. As the short-term capital markets have generally rebounded since the early impacts of COVID-19, the Company has not experienced difficulty accessing capital markets, servicing debt or meeting applicable debt covenants.
Total equity as a percent of total capitalization was 56 percent, 54 percent and 56 percent at September 30, 2020 and 2019, and December 31, 2019, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
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
The Company did not issue shares of common stock for the three and nine months ended September 30, 2020, under its "at-the-market" offering. The Company issued 1.3 million and 3.6 million shares of common stock for the three and nine months ended September 30, 2019, respectively, pursuant to the “at-the-market” offering. The Company received net proceeds of $34.6 million and $94.0 million for the three and nine months ended September 30, 2019, respectively. The Company paid commissions to the sales agents of approximately $350,000 and $950,000 for the three and nine months ended September 30, 2019, respectively, in connection with the sales of common stock under the "at-the-market" offering. As of September 30, 2020, the Company had remaining capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.
Certain of the Company's debt instruments use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the

Index
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
Montana-Dakota On April 8, 2020, Montana-Dakota entered into a $75.0 million term loan agreement with a LIBOR-based variable interest rate and a maturity date of April 7, 2021. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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
On October 30, 2020, Cascade issued $25.0 million of senior notes under a note purchase agreement with a maturity date of October 30, 2060, at an interest rate of 3.34 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
WBI Energy Transmission On October 27, 2020, WBI Energy Transmission contracted to issue an additional $25.0 million of senior notes under its uncommitted private shelf agreement on December 16, 2020, with a maturity date of December 16, 2035, at an interest rate of 3.26 percent. The remaining capacity under this uncommitted private shelf agreement is $105.0 million.
Off balance sheet arrangements
At September 30, 2020, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
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

Index
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
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Operating income	$21.1	$21.9	$48.8	$49.7
Adjustments:
Operating expenses:
Operation and maintenance	30.7	30.8	90.5	94.6
Depreciation, depletion and amortization	15.8	14.2	47.0	41.8
Taxes, other than income	4.4	4.1	13.0	12.5
Total adjustments	50.9	49.1	150.5	148.9
Adjusted gross margin	$72.0	$71.0	$199.3	$198.6
The following information reconciles operating income (loss) to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Operating income (loss)	$(18.4)	$(15.6)	$32.3	$32.1
Adjustments:
Operating expenses:
Operation and maintenance	46.9	44.4	135.9	134.3
Depreciation, depletion and amortization	21.3	19.9	63.1	59.1
Taxes, other than income	6.3	6.1	18.5	17.9
Total adjustments	74.5	70.4	217.5	211.3
Adjusted gross margin	$56.1	$54.8	$249.8	$243.4
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
At September 30, 2020, the Company had no outstanding interest rate hedges.
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

Index
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2019 Annual Report other than as disclosed in Note 19, which is incorporated herein by reference.
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
The regulated businesses have been deemed essential service providers and have seen some impacts on their businesses; however, the Company could be materially affected if its businesses were no longer deemed critical. Future actions of its regulatory commissions on accounting for COVID-19 pandemic impacts may also affect the Company's future operating results and cash flows. The Company has experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic demand from its customers due to the COVID-19 pandemic, partially offset by increased residential demand. Other factors that could have an impact on the Company's regulated businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; continued suspended shut-offs of natural gas in certain regions for nonpayment; continued flexible payment plans for utility customers; counterparty credit; costs and availability of supplies; capital construction and infrastructure operation and maintenance programs; financing plans; pension valuations; travel restrictions; and legal and regulatory matters, including the potential for delayed regulatory filings and recovery of invested capital.
The construction businesses have generally been deemed essential service providers and have seen some inefficiencies and interruptions on its businesses; however, the Company could be materially impacted if its businesses were no longer deemed critical. The Company has experienced some impacts to its public infrastructure work bid-letting, which is believed to be associated with reduced fuel, sales and other tax collections due to reduced economic activity and fuel consumption. These businesses could be further impacted in the future by site closures, government shut-down measures, additional inefficiencies due to compliance with safety and social distancing measures, public and private sector budget changes and constraints, and the impact of overall macro and local economic conditions on future construction projects. Other factors that could have an impact on the Company's construction businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; counterparty credit; costs and availability of supplies; financing plans; pension valuations; and travel restrictions.
The Company's operations have experienced some disruptions due to its employees or third-party employees being diagnosed with COVID-19 or other illnesses and required quarantine periods for those in close contact to COVID-19. Self-quarantine or actual viral health issues may have a negative impact on the Company's employees and the ability to continue its work activities under a normal course of business. Moreover, the diagnosis of COVID-19 or other illnesses could require the Company or its business partners to suspend projects, quarantine employees or institute more aggressive preventive measures including closure of job sites. Mandated healthcare protocols could lead to a shortage of employees or altered operations. If a significant percentage of the Company's workforce are unable to work, because of illness, quarantine or government restrictions in connection with the COVID-19 pandemic, the Company's operations may be negatively impacted, potentially materially adversely affecting its business, operations, revenues, liquidity and cash flows.
A portion of the Company's workforce has been working remotely and the Company has delayed return to work processes for certain office employees due to the rise in local COVID-19 cases in some operating regions. To date, the Company has not experienced any significant delays or information technology disruptions. However, the continued shift of a portion of the Company's workforce from an on-premise model to a remote model, along with the increased amount of social engineering and attacks by bad actors taking

Index
advantage of the virus, could affect the Company's ability to maintain secure operations, communications and productivity in the future.
Significant changes in energy prices could negatively affect the Company's businesses.
Fluctuations in oil, NGL and natural gas production and prices; fluctuations in commodity price basis differentials; supplies of domestic and foreign oil, NGL and natural gas; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; demand for oil due to economic slowdowns associated with the COVID-19 pandemic; and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand at the pipeline business. However, depressed oil and natural gas prices is putting pressure on customer's ability to meet credit requirements and will continue to be a challenge the longer prices remain depressed. Demand from certain industrial customers of the electric business have also been impacted by the depressed prices. Additionally, these impacts could extend to commercial and residential customers of the electric and natural gas distribution businesses located in service areas impacted by decreased oil and natural gas exploration and production activity. Prolonged depressed prices for oil, NGL and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's electric, natural gas distribution and pipeline businesses.
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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2020	—	—	—	—
August 1 through August 31, 2020	—	—	—	—
September 1 through September 30, 2020	—	—	—	—
Total	—		—	—
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

MDU RESOURCES GROUP, INC.

DATE:	November 5, 2020	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller