Form 10-K
period 2020-12-31
MDU RESOURCES GROUP INC
filed 2021-02-19
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020: $4,447,584,104.
Indicate the number of shares outstanding of the registrant's common stock, as of February 11, 2021: 200,522,277 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2021 Proxy Statement, to be filed no later than 120 days from December 31, 2020, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

2 MDU Resources Group, Inc. Form 10-K

MDU Resources Group, Inc. Form 10-K 3

Definitions

The following abbreviations and acronyms used in this Form 10-K are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
Army Corps	U.S. Army Corps of Engineers
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Audit Committee	Audit Committee of the board of directors of the Company
Bcf	Billion cubic feet
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
BSSE	345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Btu	British thermal unit
CARES Act	United States Coronavirus Aid, Relief, and Economic Security Act
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
CDC	Centers for Disease Control and Prevention
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial's Consolidated EBITDA	Centennial's consolidated net income from continuing operations plus the related interest expense, taxes, depreciation, depletion, amortization of intangibles and any non-cash charge relating to asset impairment for the preceding 12-month period
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Clean Air Act	Federal Clean Air Act
Clean Water Act	Federal Clean Water Act
Company	MDU Resources Group, Inc. (formerly known as MDUR Newco), which, as the context requires, refers to the previous MDU Resources Group, Inc. prior to January 1, 2019, and the new holding company of the same name after January 1, 2019
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CyROC	Cyber Risk Oversight Committee
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet Specialty Products Partners, L.P. (previously included in the Company's refining segment)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company prior to the closing of the Holding Company Reorganization and a public utility division of Montana-Dakota as of January 1, 2019
GVTC	Generation Verification Test Capacity

4 MDU Resources Group, Inc. Form 10-K

Definitions

Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota.
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Item 8	Financial Statements and Supplementary Data
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
LWG	Lower Willamette Group
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Mdk	Thousand dk
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co. (formerly known as MDU Resources Group, Inc.), a public utility division of the Company prior to the closing of the Holding Company Reorganization and a direct wholly owned subsidiary of MDU Energy Capital as of January 1, 2019
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTDEQ	Montana Department of Environmental Quality
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
PCBs	Polychlorinated biphenyls
Proxy Statement	Company's 2021 Proxy Statement to be filed no later than April 30, 2021
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
RNG	Renewable Natural Gas
ROD	Record of Decision
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Act Industry Guide 7	Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations
Sheridan System	A separate electric system owned by Montana-Dakota

MDU Resources Group, Inc. Form 10-K 5

Definitions

SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., a direct wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission
ZRCs	Zonal resource credits - a MW of demand equivalent assigned to generators by MISO for meeting system reliability requirements

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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within Item 1A - Risk Factors.
Items 1 and 2. Business and Properties
General
The Company is a regulated energy delivery and construction materials and services business. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.

Montana-Dakota was incorporated under the state laws of Delaware in 1924. The Company was incorporated under the state laws of Delaware in 2018. On January 2, 2019, the Company announced the completion of the Holding Company Reorganization, which resulted in Montana-Dakota becoming a subsidiary of the Company. Immediately after consummation of the Holding Company Reorganization, the Company had, on a consolidated basis, the same assets, businesses and operations as immediately prior to the consummation of the Holding Company Reorganization.
The Company's strategy is to deliver superior value with a two-platform model, regulated energy delivery and construction materials and services businesses, while also pursuing organic growth opportunities and using a disciplined approach to strategic acquisitions of well-managed companies and properties.
The Company focuses on infrastructure and is Building a Strong America® by providing essential products and services through its regulated energy delivery platform and its construction materials and services platform, which are both comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risk associated with each type of industry. Through its regulated energy delivery platform, the Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services. These businesses are regulated by state public service commissions and/or the FERC. The construction materials and services platform provides construction services to a variety of industries, including commercial, industrial and governmental customers, and provides construction materials through aggregate mining and marketing of related products, such as ready-mixed concrete, asphalt and asphalt oil.
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
The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings, Knife River, MDU Construction Services and Centennial Capital. WBI Holdings is the pipeline segment, Knife River is the construction materials and contracting segment, MDU Construction Services is the construction services segment, and Centennial Capital is reflected in the Other category.

MDU Resources Group, Inc. Form 10-K 7

Part I

The financial results and data applicable to each of the Company's business segments, as well as their financing requirements, are set forth in Item 7 - MD&A and Item 8 - Note 17.
The Company's material properties, which are of varying ages and are of different construction types, are generally in good condition, are well maintained and are generally suitable and adequate for the purposes for which they are used.
Human Capital Management At the core of Building a Strong America® is building a strong team of employees with a focus on safety and a commitment to diversity and inclusion. The Company's team consisted of 12,994 employees located in 40 states plus Washington D.C. as of December 31, 2020. The number of employees fluctuates during the year due to the seasonality and the number and size of construction projects. During 2020, the number of employees peaked at 15,668. Employees as of December 31, 2020, were as follows:

Company	Number of employees
MDU Resources Group, Inc.	250
MDU Energy Capital	1,592
WBI Holdings	323
Knife River	3,582
MDU Construction Services	7,247
Total employees	12,994
Many of the Company's employees are represented by collective-bargaining agreements. The majority of the collective-bargaining agreements contain provisions that prohibit work stoppages or strikes and provide for binding arbitration dispute resolution in the event of an extended disagreement. The following information is as of December 31, 2020.

Company	Collective- bargaining agreement	Number of employees represented	Agreement status
Montana-Dakota	IBEW	336	Effective through April 30, 2021
Intermountain	UA	129	Effective through March 31, 2023
Cascade	ICWU	190	Effective through March 31, 2021
WBI Energy Transmission	IBEW	67	Effective through March 31, 2022
Knife River	39 various agreements	555	2 agreements in negotiations
MDU Construction Services	103 various agreements	5,927	2 agreements in negotiations
Total		7,204
Safety The Company is committed to safety and health in the workplace and subscribes to the principle that all injuries can be prevented. To ensure safe work environments, the Company provides training, adequate resources and appropriate follow-up on any unsafe conditions or actions.
To facilitate a strong safety culture, the Company established its Safety Leadership Council which is charged with receiving and reviewing information for the identification and adoption of best practices in the prevention of occupationally induced injuries and illness, as well as monitoring the effectiveness of the Company's safety and environmental health programs.
In addition to the Safety Leadership Council, the Company has policies and training that support safety in the workplace including training on safety matters through classroom and toolbox meetings on job sites. The Company utilizes safety compliance in the evaluation of employees, which includes management, and recognizes employee safety through safety award programs. Accident and safety statistical information is gathered for each of the business segments and regularly reported to management and the board of directors.
In response to COVID-19, the Company established a task force to monitor developments related to the pandemic and implemented procedures to protect employees. The Company adopted recommended practices from the CDC and is following directives of each state and local jurisdiction in which the Company operates. Some of these practices include, among other things, a daily COVID-19 self-assessment to access Company facilities; social distancing; telecommuting; virtual meetings; designated entrances, exits and stairwells; restricted business travel; and increased access to personal protective equipment.
Building People Employees are hired having the skills, abilities and motivation to achieve the results needed for their jobs. Each job is important and part of a coordinated team effort to accomplish the organization's objectives. The Company provides opportunities for advancement through job mobility, succession planning and promotions both within and between business segments.
The Company uses a variety of recruiting sources depending on the position, market and job requirements. All open positions across the Company's businesses are posted on the Company's website www.jobs.mdu.com. Other sources for recruiting employees include team member referrals, union workforce, direct recruitment and various forms of advertising, including social media. The Company also uses internship programs to introduce

8 MDU Resources Group, Inc. Form 10-K

Part I

individuals to the Company's business operations and provide a possible source of future employees. In markets where labor availability is tight, the Company uses telecommuting, guaranteed hours, flexible schedules and work arrangements to fill open positions.
To attract and retain employees, the Company offers:
•Competitive salaries and wages based on the labor markets in which it operates.
•Employee growth through training in the form of technical, professional and leadership programs. The Company also provides formal and informal mentoring and job shadowing programs to assist employees in their job and career goals.
•Incentive compensation opportunities based on the Company's performance.
•Comprehensive benefits including vacation, sick leave, health and wellness programs, retirement plans and discount programs.
Diversity and Inclusion To further its corporate vision, the Company is committed to an inclusive environment that respects the differences and embraces the strengths of its diverse employees. Each business segment has an appointed diversity officer who serves as a conduit for diversity-related issues by providing a voice to all employees. The Company has three strategic goals related to diversity:
•Increase productivity and profitability through the creation of a work environment which values all perspectives and methods of accomplishing work.
•Enhance collaboration efforts through cooperation and sharing of best practices to create new ways of meeting employee, customer and shareholder needs.
•Maintain a culture of integrity, respect and safety by ensuring employees understand these essential values which are part of the Company's vision statement.
The Company provides training and has policies which speak to diversity and inclusion. Training for employees on diversity and inclusion topics include equal employment opportunity, workplace harassment, respect and unconscious bias. In 2020, the Company implemented a telecommuting policy to allow certain employees to work from home or other offsite locations. The flexibility of the policy may expand the potential applicant pool for job openings beyond the Company's traditional geographic footprint.
The Company also promotes its strategic diversity goals through the following special recognition awards:
•The Einstein award recognizes the best process improvement ideas that contribute in a measurable way to improving the Company's bottom line and are vital to the Company's success.
•The Community Spirit award recognizes employees who are actively involved in their community.
•The Summit award recognizes employees who make the Company a better place to work.
•The Environmental Integrity award recognizes an employee program, project or activity that reflects the Company's environmental policy and philosophy.
•The Hero Award recognizes employees who go above and beyond the call of duty to save another's life.
Governmental Matters The operations of the Company and certain of its subsidiaries are subject to laws and regulations relating to air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal and state health and safety regulations; and state hazard communication standards. The Company believes it is in substantial compliance with these regulations, except as to what may be ultimately determined with regard to items discussed in Environmental matters in Item 8 - Note 21. There are no pending CERCLA actions for any of the Company's material properties. However, the Company is involved in certain claims relating to the Portland, Oregon, Harbor Superfund Site and the Bremerton Gasworks Superfund Site. For more information on the Company's environmental matters, see Item 8 - Note 21.
The Company produces GHG emissions primarily from its fossil fuel electric generating facilities, as well as from natural gas pipeline and storage systems, and operations of equipment and fleet vehicles. GHG emissions also result from customer use of natural gas for heating and other uses. As interest in reductions in GHG emissions has grown, the Company has developed renewable generation with lower or no GHG emissions. Governmental legislation and regulatory initiatives regarding environmental and energy policy are continuously evolving and could negatively impact the Company's operations and financial results. Until legislation and regulation are finalized, the impact of these measures cannot be accurately predicted. The Company will continue to monitor legislative and regulatory activity related to environmental and energy policy initiatives. Disclosure regarding specific environmental matters applicable to each of the Company's businesses is set forth under each business description later. In addition, for a discussion of the Company's risks related to environmental laws and regulations, see Item 1A - Risk Factors.
Technology The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology systems and network infrastructure. These systems may be vulnerable to failures or unauthorized access. The Company has policies, procedures and processes designed to strengthen and protect these systems, which include the Company’s enterprise information technology and operation technology groups continually evaluating new tools and techniques to reduce the risk of a cyber breach.
The Company created CyROC to oversee its approach to cybersecurity. CyROC is responsible for supplying management and the Audit Committee with analyses, appraisals, recommendations and pertinent information concerning cyber defense of the Company’s electronic information and

MDU Resources Group, Inc. Form 10-K 9

Part I

information technology systems. A quarterly cybersecurity report is provided to the Audit Committee. For a discussion of the Company's risks related to cybersecurity, see Item 1A - Risk Factors.
Available Information This annual report on Form 10-K, the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's website as soon as reasonably practicable after the Company has electronically filed such reports with, or furnished such reports to, the SEC. The Company's website address is www.mdu.com. The information available on the Company's website is not part of this annual report on Form 10-K. The SEC also maintains a website where the Company's filings can be obtained free of charge at www.SEC.gov.
Electric
General The Company's electric segment is operated through its wholly owned subsidiary, Montana-Dakota. Montana-Dakota provides electric service at retail, serving residential, commercial, industrial and municipal customers in 185 communities and adjacent rural areas in Montana, North Dakota, South Dakota and Wyoming. For more information on the retail customer classes served, see the table below. The material properties owned by Montana-Dakota for use in its electric operations include interests in 16 electric generating units at 11 facilities and two small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,400 and 4,900 miles of transmission and distribution lines, respectively, and 81 transmission and 298 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2020, Montana-Dakota's net electric plant investment was $1.5 billion and its rate base was $1.3 billion.
The retail customers served and respective revenues by class for the electric business were as follows:

	2020		2019		2018
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	118,893	$122,545	118,563	$125,614	118,426	$126,173
Commercial	23,050	131,207	22,948	142,062	22,756	141,961
Industrial	230	36,736	234	37,790	236	36,081
Other	1,609	6,601	1,601	7,454	1,604	7,882
	143,782	$297,089	143,346	$312,920	143,022	$312,097
Other electric revenues, which are largely transmission-related revenues, for Montana-Dakota were $34.9 million, $38.8 million and $23.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The percentage of electric retail revenues by jurisdiction was as follows:

	2020	2019	2018
North Dakota	64%	65%	66%
Montana	22%	22%	20%
Wyoming	9%	8%	9%
South Dakota	5%	5%	5%
Retail electric rates, service, accounting and certain security issuances are subject to regulation by the MTPSC, NDPSC, SDPUC and WYPSC. The interstate transmission and wholesale electric power operations of Montana-Dakota are also subject to regulation by the FERC under provisions of the Federal Power Act, as are interconnections with other utilities and power generators, the issuance of certain securities, accounting, cybersecurity and other matters.
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
System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of North Dakota, Montana and South Dakota. These markets are highly seasonal and sales volumes depend largely on the weather. Additionally, the average customer consumption has tended to decline due to increases in energy efficient lighting and appliances being installed. The interconnected system consists of 15 electric generating units at 10 facilities and two small portable diesel generators, which have an aggregate nameplate rating attributable to Montana-Dakota's interest of 750,318 kW and total net ZRCs of 512.3 in 2020. For 2020, Montana-Dakota's total ZRCs, including its firm purchase power contracts, were 553.2. Montana-Dakota's planning reserve margin requirement within MISO was 531.4 ZRCs for 2020. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 611,542 kW in August 2015. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur

10 MDU Resources Group, Inc. Form 10-K

Part I

during the summer. Montana-Dakota's interconnected system electric generating capability includes five steam-turbine generating units at four facilities using coal for fuel, four natural gas combustion turbine units at three facilities, three wind electric generating facilities, two natural gas-fired reciprocating internal combustion engines at one facility, a heat recovery electric generating facility and two small portable diesel generators.
Additional energy is purchased as needed, or in lieu of generation if more economical, from the MISO market, and in 2020, Montana-Dakota purchased approximately 25 percent of its net kWh needs for its interconnected system through the MISO market.
Approximately 30 percent of the electricity delivered to customers from Montana-Dakota's owned generation in 2020 was from renewable resources. Although Montana-Dakota's generation resource capacity has increased to serve the needs of its customers, the carbon dioxide emission intensity of its electric generation resource fleet has been reduced by approximately 28 percent since 2005 through the addition of renewable generation and MISO market purchases. Montana-Dakota's carbon dioxide emissions are expected to continue to decline through the retirement of aging coal-fired electric generating units.
Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 64,129 kW in July 2020. Montana-Dakota has a power supply contract with Black Hills Power, Inc. to purchase up to 49,000 kW of capacity annually through December 31, 2023. Wygen III also serves a portion of the needs of Montana-Dakota's Sheridan-area customers.
The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Nameplate Rating (kW)	2020 ZRCs	(a)	2020 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	103,647	92.7		552,839
Heskett	Steam	86,000	87.9		469,765
Heskett	Combustion Turbine	89,038	77.9		1,331
Glen Ullin	Heat Recovery	7,500	4.8		29,813
Cedar Hills	Wind	19,500	4.0		55,889
Thunder Spirit	Wind	155,500	24.2		600,626
South Dakota:
Big Stone (b)	Steam	94,111	105.7		394,021
Montana:
Lewis & Clark	Steam	44,000	—		232,433
Lewis & Clark	Reciprocating Internal Combustion Engine	18,700	17.6		1,613
Glendive	Combustion Turbine	75,522	67.6		853
Miles City	Combustion Turbine	23,150	21.2		349
Diamond Willow	Wind	30,000	5.5		98,781
Diesel Units	Oil	3,650	3.2		10
		750,318	512.3		2,438,323
Sheridan System:
Wyoming:
Wygen III (b)	Steam	28,000	N/A		209,423
		778,318	512.3		2,647,746
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
(b)    Reflects Montana-Dakota's ownership interest.

Virtually all of the current fuel requirements of the Lewis & Clark and Heskett stations are met with coal supplied by wholly-owned subsidiaries of Westmoreland Mining LLC under contracts that expire in March 2021 and December 2021, respectively. The Lewis & Clark and Heskett coal supply agreements provide for the purchase of coal necessary to supply the coal requirements of these stations at contracted pricing. Montana-Dakota estimates the Lewis & Clark coal requirement to be 60,000 tons through March 2021 and in the range of 400,000 to 425,000 tons per contract year for Heskett.
In February 2019, Montana-Dakota announced the retirement of three aging coal-fired electric generating units, Unit 1 at Lewis & Clark Station and Units 1 and 2 at Heskett Station. The retirements are expected to be completed in March 2021 for Lewis & Clark Station and early 2022 for Heskett Station. Montana-Dakota also announced the intent to construct a new 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station.

MDU Resources Group, Inc. Form 10-K 11

Part I

The owners of Coyote Station, including Montana-Dakota, have a contract with Coyote Creek for coal supply to the Coyote Station that expires December 2040. Montana-Dakota estimates the Coyote Station coal supply agreement to be approximately 1.5 million tons per contract year. For more information, see Item 8 - Note 21.
The owners of Big Stone Station, including Montana-Dakota, have a coal supply agreement with Peabody COALSALES, LLC to meet all of the Big Stone Station's fuel requirements through 2022. Montana-Dakota estimates the Big Stone Station coal supply agreement to be approximately 1.5 million tons per contract year.
Montana-Dakota has a coal supply agreement with Wyodak Resources Development Corp., to supply the coal requirements of Wygen III at contracted pricing through June 1, 2060. Montana-Dakota estimates the maximum annual coal consumption of the facility to be 594,000 tons.
The average cost of coal purchased, including freight, at Montana-Dakota's electric generating stations (including the Big Stone, Coyote and Wygen III stations) was as follows:

Years ended December 31,	2020	2019	2018
Average cost of coal per MMBtu	$2.10	$2.15	$2.00
Average cost of coal per ton	$30.52	$31.36	$29.08
Montana-Dakota expects that it has secured adequate capacity available through existing baseload generating stations, renewable generation, turbine peaking stations, demand reduction programs and firm contracts to meet the peak customer demand requirements of its customers through 2025. Future capacity needs are expected to be met by constructing new generation resources or acquiring additional capacity through power purchase contracts or the MISO capacity auction.
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
Regulatory Matters and Revenues Subject to Refund In North Dakota, Montana, South Dakota and Wyoming, there are various recurring regulatory mechanisms with annual true-ups that can impact Montana-Dakota's results of operations, which also reflect monthly increases or decreases in electric fuel and purchased power costs (including demand charges). Montana-Dakota is deferring those electric fuel and purchased power costs that are greater or less than amounts presently being recovered through its existing rate schedules. Examples of these recurring mechanisms include: monthly Fuel and Purchased Power Tracking Adjustments, a fuel adjustment clause and an annual Electric Power Supply Cost Adjustment. Such mechanisms generally provide that these deferred fuel and purchased power costs are recoverable or refundable through rate adjustments which are filed annually. Montana-Dakota's results of operations reflect 95 percent of the increases or decreases from the base purchased power costs and also reflect 85 percent of the increases or decreases from the base coal price, which is also recovered through the Electric Power Supply Cost Adjustment in Wyoming. For more information on regulatory assets and liabilities, see Item 8 - Note 6.
All of Montana-Dakota's wind resources pertaining to electric operations in North Dakota are included in a renewable resource cost adjustment rider, including the North Dakota investment in the Thunder Spirit Wind project. Montana-Dakota also has a transmission tracker in North Dakota to recover transmission costs associated with MISO and the Southwest Power Pool, regional transmission organizations serving parts of Montana-Dakota's system, along with certain of the transmission investments not recovered through retail rates. The tracking mechanism has an annual true-up.
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
For more information on regulatory matters, see Item 8 - Note 20.
Environmental Matters Montana-Dakota's electric operations are subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal and state health and safety regulations; and state hazard communication standards. Montana-Dakota believes it is in substantial compliance with these regulations.

12 MDU Resources Group, Inc. Form 10-K

Part I

Montana-Dakota's electric generating facilities have Title V Operating Permits, under the Clean Air Act, issued by the states in which they operate. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. The Title V Operating Permit renewal application for Coyote Station was submitted timely to the North Dakota Department of Health in September 2017, and the permit was issued on May 27, 2020. Wygen III is allowed to operate under the facility's construction permit until the Title V Operating Permit is issued by the Wyoming Department of Environmental Quality. The Title V Operating Permit application for Wygen III was submitted timely in January 2011, with the permit issuance date not specified at this time. The Title V Operating Permit renewal application for Heskett Station was submitted timely in June 2019 to the NDDEQ and the permit was issued on February 4, 2020. The Title V Operating Permit renewal application for Lewis & Clark Station was submitted timely in December 2019 to the MTDEQ with the permit issuance date not specified at this time. The Title V Operating Permit renewal applications for Miles City and Glendive Combustion Turbine facilities were submitted timely in December 2020 to the MTDEQ with the permit issuance dates not specified at this time.
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
Montana-Dakota incurred approximately $800,000 of environmental capital expenditures in 2020, mainly for an embankment stabilization project at Lewis & Clark Station and coal ash management projects for Lewis & Clark Station and Coyote Station. Environmental capital expenditures are estimated to be $600,000, $3.9 million and $4.1 million in 2021, 2022 and 2023, respectively, for various environmental projects, including a coal ash impoundment closure project at Lewis & Clark Station and coal ash landfill closure project at Heskett Station. Montana-Dakota's capital and operational expenditures could also be affected by future environmental requirements, such as regional haze emissions reductions. For more information, see Item 1A - Risk Factors.
Natural Gas Distribution
General The Company's natural gas distribution segment is operated through its wholly owned subsidiaries, consisting of operations from Montana-Dakota, Cascade and Intermountain. These companies sell natural gas at retail, serving residential, commercial and industrial customers in 340 communities and adjacent rural areas across eight states. They also provide natural gas transportation services to certain customers on the Company's systems. For more information on the retail customer classes served, see the table below. These services are provided through distribution systems aggregating approximately 20,600 miles. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to protect their service areas and seek renewal of all expiring franchises. At December 31, 2020, the natural gas distribution operations' net natural gas distribution plant investment was $2.0 billion and its rate base was $1.3 billion.
The retail customers served and respective revenues by class for the natural gas distribution operations were as follows:

	2020		2019		2018
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	887,429	$480,466	868,821	$479,673	850,595	$464,697
Commercial	108,788	281,175	107,741	293,201	106,297	279,566
Industrial	929	26,217	906	26,570	835	24,555
	997,146	$787,858	977,468	$799,444	957,727	$768,818
Transportation and other revenues for the natural gas distribution operations were $60.3 million, $65.8 million and $54.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MDU Resources Group, Inc. Form 10-K 13

Part I

The percentage of the natural gas distribution operations' retail sales revenues by jurisdiction was as follows:

	2020	2019	2018
Idaho	30%	29%	30%
Washington	30%	28%	26%
North Dakota	13%	15%	15%
Montana	8%	9%	9%
Oregon	8%	8%	8%
South Dakota	6%	6%	7%
Minnesota	3%	3%	3%
Wyoming	2%	2%	2%
The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain security issuances.
System Supply, System Demand and Competition The natural gas distribution operations serve retail natural gas markets, consisting principally of residential and firm commercial space and water heating users, in portions of Idaho, Minnesota, Montana, North Dakota, Oregon, South Dakota, Washington and Wyoming. These markets are highly seasonal and sales volumes depend largely on the weather, the effects of which are mitigated in certain jurisdictions by weather normalization mechanisms discussed later in Regulatory Matters. Additionally, the average customer consumption has tended to decline as more efficient appliances and furnaces are installed and as the Company has implemented conservation programs. In addition to the residential and commercial sales, the utilities transport natural gas for larger commercial and industrial customers who purchase their own supply of natural gas.
Competition resulting from customer demands, technological advances and other factors exists between natural gas and other fuels and forms of energy. The natural gas distribution operations have established various natural gas transportation service rates for their distribution businesses to retain interruptible commercial and industrial loads. These rates have enhanced the natural gas distribution operations' competitive posture with alternative fuels, although certain customers have bypassed the distribution systems by directly accessing transmission pipelines within close proximity. These bypasses do not have a material effect on results of operations.
The natural gas distribution operations and various distribution transportation customers obtain natural gas for their system requirements directly from producers, processors and marketers. The Company's purchased natural gas is supplied by a portfolio of contracts specifying market-based pricing and is transported under transportation agreements with WBI Energy Transmission, Northern Border Pipeline Company, Northwest Pipeline LLC, South Dakota Intrastate Pipeline, Northern Natural Gas, Gas Transmission Northwest LLC, Northwestern Energy, Viking Gas Transmission Company, Enbridge Westcoast Pipeline, Inc., Ruby Pipeline LLC, Foothills Pipe Lines Ltd., NOVA Gas Transmission Ltd, TC Energy Corporation and Northwest Natural. The natural gas distribution operations have contracts for storage services to provide gas supply during the winter heating season and to meet peak day demand with various storage providers, including WBI Energy Transmission, Dominion Energy Questar Pipeline, LLC, Northwest Pipeline LLC, Northwest Natural and Northern Natural Gas. In addition, certain of the operations have entered into natural gas supply management agreements with various parties. Demand for natural gas, which is a widely traded commodity, has historically been sensitive to seasonal heating and industrial load requirements, as well as changes in market price. The Company believes supplies are adequate for the natural gas distribution operations to meet its system natural gas requirements for the next decade. This belief is based on current and projected domestic and regional supplies of natural gas and the pipeline transmission network currently available through its suppliers and pipeline service providers.
Regulatory Matters The natural gas distribution operations' retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation and storage costs. Current tariffs allow for recovery or refunds of under- or over-recovered gas costs through rate adjustments which are filed annually.
In North Dakota and South Dakota, Montana-Dakota's natural gas tariffs contain weather normalization mechanisms applicable to certain firm customers that adjust the distribution delivery charges to reflect weather fluctuations during the November 1 through May 1 billing periods.
In Montana, Montana-Dakota recovers in rates, through a tracking mechanism, its allocated share of Montana property-related taxes assessed to natural gas operations on an after-tax basis.
In Minnesota and Washington, Great Plains and Cascade recover qualifying capital investments related to the safety and integrity of the pipeline systems through cost recovery tracking mechanisms.
In Oregon, Cascade has a decoupling mechanism in place approved by the OPUC until January 1, 2025, with a review to be completed by September 30, 2024. Cascade also has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the OPUC.
On July 7, 2016, the WUTC approved a full decoupling mechanism where Cascade is allowed recovery of an average revenue per customer regardless of actual consumption. The mechanism also includes an earnings sharing component if Cascade earns beyond its authorized return. The decoupling mechanism is being reviewed by an outside consultant which will provide a report to the WUTC in March 2021.

14 MDU Resources Group, Inc. Form 10-K

Part I

On December 22, 2016, the MNPUC approved a request by Great Plains to implement a full revenue decoupling mechanism pilot project for three years. The decoupling mechanism reflects the period January 1 through December 31. The MNPUC has adopted the administrative law judge's recommendation to extend the initial pilot period through the end of 2021. A final determination will be made as part of its pending rate case.
On May 4, 2020, Intermountain filed an application for authority to facilitate access for RNG producers to the Company's distribution system for the purpose of moving RNG to the producer's end-use customers. The request was approved by the IPUC with an effective date of June 12, 2020. The facilitation plan treats all RNG access as non-utility business and fully insulates utility customers from any impact. It allows Intermountain to charge RNG producers for the cost of all infrastructure needed to serve the producer. It also provides a method to charge RNG producers for maintenance costs associated with the RNG projects as well as an access fee that provides a return on Intermountain's involvement. The facilitation plan will be vital in supporting the growth and development of the RNG industry in the state of Idaho.
On August 3, 2020, Intermountain filed an application for authority to implement a commercial energy efficiency program and funding mechanism. The request was approved by the IPUC with an effective date of October 1, 2020. The purpose of the program is to encourage upgrades to, or use of, high efficiency natural gas equipment. This will be achieved through the use of rebates, offered towards the purchase and installation of qualified energy-efficient natural gas equipment.
For more information on regulatory matters, see Item 8 - Note 20.
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
The natural gas distribution operations did not incur any material environmental expenditures in 2020. Except as to what may be ultimately determined with regard to the issues described in the following paragraph, the natural gas distribution operations do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2023.
Montana-Dakota has ties to six historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Montana-Dakota is investigating possible soil and groundwater impacts due to the operation of two of these former manufactured gas plant sites. To the extent not covered by insurance, Montana-Dakota may seek recovery in its natural gas rates charged to customers for certain investigation and remediation costs incurred for these sites. Cascade has ties to nine historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Cascade is involved in the investigation and remediation of one of these manufactured gas plants in Washington. To the extent not covered by insurance, Cascade will seek recovery of investigation and remediation costs through its natural gas rates charged to customers.
See Item 8 - Note 21 for further discussion of certain manufactured gas plant sites.
Pipeline
General WBI Energy owns and operates both regulated and non-regulated businesses. The regulated business of this segment, WBI Energy Transmission, owns and operates approximately 3,700 miles of natural gas transmission and storage lines in Minnesota, Montana, North Dakota, South Dakota and Wyoming. WBI Energy Transmission's underground storage fields provide storage services to local distribution companies, industrial customers, natural gas marketers and others, and serve to enhance system reliability. Its system is strategically located near four natural gas producing basins, making natural gas supplies available to its transportation and storage customers. The system has 13 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters, and at December 31, 2020, its net plant investment was $548.3 million.
The non-regulated business of this segment provides a variety of energy-related services, including cathodic protection and energy efficiency product sales and installation services to large end-users.
In 2020, the Company divested its regulated and non-regulated natural gas gathering assets. With the completion of these sales, the Company has exited the natural gas gathering business.
A majority of the pipeline business is transacted in the Rocky Mountain and northern Great Plains regions of the United States.

MDU Resources Group, Inc. Form 10-K 15

Part I

System Supply, System Demand and Competition Natural gas supplies emanate from traditional and nontraditional production activities in the region from both on-system and off-system supply sources. Incremental supply from nontraditional sources, such as the Bakken area in Montana and North Dakota, have helped offset declines in traditional regional supply sources and supports WBI Energy Transmission's transportation and storage services. In addition, off-system supply sources are available through the Company's interconnections with other pipeline systems. WBI Energy Transmission continues to look for opportunities to increase transportation and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide future benefits.
WBI Energy Transmission's underground natural gas storage facilities have a certificated storage capacity of approximately 350 Bcf, including 193 Bcf of working gas capacity, 83 Bcf of cushion gas and 74 Bcf of native gas. These storage facilities enable customers to purchase natural gas throughout the year and meet winter peak requirements.
WBI Energy Transmission competes with several pipelines for its customers' transportation and storage business and at times may discount rates in an effort to retain market share; however, the strategic location of its system near four natural gas producing basins and the availability of underground storage services, along with interconnections with other pipelines, enhances its competitive position.
Although certain of WBI Energy Transmission's firm customers, including its largest firm customer Montana-Dakota, serve relatively secure residential, commercial and industrial end-users, they generally all have some price-sensitive end-users that could switch to alternate fuels.
WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for 2020 represented 23 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2022. In addition, Montana-Dakota has contracts, expiring in July 2035, with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.
The non-regulated business of this segment competes for existing customers in the areas in which it operates. Its focus on customer service and the variety of services it offers serve to enhance its competitive position.
Environmental Matters The pipeline operations are subject to federal, state and local environmental, facility-siting, zoning and planning laws and regulations.
Administration of certain provisions of federal environmental laws is delegated to the states where WBI Energy and its subsidiaries operate. Administering agencies may issue permits with varying terms and operational compliance conditions. Permits are renewed and modified, as necessary, based on defined permit expiration dates, operational demand, facility upgrades or modifications, and/or regulatory changes. The Company believes it is in substantial compliance with these regulations.
Detailed environmental assessments and/or environmental impact statements as required by the National Environmental Policy Act are included in the FERC's environmental review process for both the construction and abandonment of WBI Energy Transmission's natural gas transmission pipelines, compressor stations and storage facilities.
The pipeline operations did not incur any material environmental expenditures in 2020 and do not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2023.
Construction Materials and Contracting
General Knife River operates construction materials and contracting businesses headquartered in Alaska, California, Hawaii, Idaho, Iowa, Minnesota, Montana, North Dakota, Oregon, South Dakota, Texas, Washington and Wyoming. Knife River mines, processes and sells construction aggregates (crushed stone, sand and gravel); produces and sells asphalt mix; and supplies ready-mixed concrete. These products are used in most types of construction, performed by Knife River and other companies, including roads, freeways and bridges, as well as homes, schools, shopping centers, office buildings and industrial parks. Knife River focuses on vertical integration of its contracting services with its construction materials to support the aggregate-based product lines including aggregate placement, asphalt and concrete paving, and site development and grading. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services.
During 2020, Knife River acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Spokane, Washington, and McMurry Ready-Mix Co., an aggregates and concrete supplier in Casper, Wyoming. For more information on business combinations, see Item 8 - Note 4.
Competition Knife River's construction materials products and contracting services are marketed under competitive conditions. Price is the principal competitive force to which these products and services are subject, with service, quality, delivery time and proximity to the customer also being significant factors. Knife River focuses on markets located near aggregate sites to reduce transportation costs which allows Knife River to remain competitive with the pricing of aggregate products. The number and size of competitors varies in each of Knife River's principal market areas and product lines.

16 MDU Resources Group, Inc. Form 10-K

Part I

The demand for construction materials products and contracting services is significantly influenced by the cyclical nature of the construction industry. In addition, activity in certain locations may be seasonal in nature due to the effects of weather. The key economic factors affecting product demand are changes in the level of local, state and federal governmental spending on roads and infrastructure projects, general economic conditions within the market area that influence the commercial and residential sectors, and prevailing interest rates.
Knife River's customers are a diverse group which includes federal, state and municipal government agencies, commercial and residential developers, and private parties. The mix of sales by customer class varies each year depending on available work. Knife River is not dependent on any single customer or group of customers for sales of its products and services, the loss of which would have a material adverse effect on its construction materials businesses.
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
Topography associated with hard rock reserves is typically much more diverse. Therefore, using available data, a final topography map is created and computer software is utilized to compute the volumes between the existing and final topographies. Volumes are then converted to tons by using an appropriate conversion factor. Typically, 2 tons per cubic yard in the ground is used for hard rock quarries.
Estimated reserves are probable reserves as defined in Securities Act Industry Guide 7. The reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. Approximately 1.0 billion tons of Knife River's 1.1 billion tons of aggregate reserves are permitted reserves. Remaining reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications. The remaining reserves are on properties that are expected to be permitted for mining under current regulatory requirements. The data used to calculate the remaining reserves may require revisions in the future to account for changes in customer requirements and unknown geological occurrences. The remaining reserve life (years) was calculated by dividing remaining reserves by the three-year average sales, including estimated sales from acquired reserves prior to acquisition, from 2018 through 2020. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.

MDU Resources Group, Inc. Form 10-K 17

Part I

The following table sets forth details applicable to the Company's aggregate reserves under ownership or lease as of December 31, 2020, and sales for the years ended December 31, 2020, 2019 and 2018:

	Number of Sites (Crushed Stone)		Number of Sites (Sand & Gravel)		Tons Sold (000's)			Estimated Reserves (000's tons)	Lease Expiration	Reserve Life (years)
Production Area	owned	leased	owned	leased	2020	2019	2018
Anchorage, AK	—	—	1	—	817	868	725	14,363	N/A	18
Hawaii	—	6	—	—	1,466	1,680	1,734	46,513	2023-2064	29
Northern CA	—	—	9	1	2,076	1,901	1,798	38,510	2028-2046	20
Southern CA	—	2	—	—	341	292	356	90,570	2035	Over 100
Portland, OR	2	4	3	3	4,085	4,868	5,402	166,311	2025-2055	35
Eugene, OR	3	4	5	—	1,230	1,205	743	154,039	2021-2049	Over 100
Central OR/WA/ID	—	1	9	2	3,119	2,700	2,362	82,061	2028-2077	30
Southwest OR	5	5	11	6	2,194	1,932	2,395	111,749	2021-2053	51
Central MT	—	—	3	1	1,074	822	1,081	13,344	2023-2027	13
Northwest MT	—	—	9	—	2,007	2,084	1,965	57,794	N/A	29
Wyoming	2	6	—	5	840	837	626	104,894	2021-2085	62	*
Central MN	1	1	41	7	3,233	3,477	2,890	64,902	2021-2028	20
Northern MN	2	—	11	2	483	330	369	20,046	2021-2024	51
ND/SD	1	—	2	22	4,528	3,747	1,506	63,069	2021-2031	15	*
Eastern TX	2	2	4	—	984	1,378	1,094	76,722	2022-2029	67
Sales from other sources					2,472	4,193	4,749
					30,949	32,314	29,795	1,104,887
*    Includes estimate of three-year average sales for acquired reserves.

The 1.1 billion tons of estimated aggregate reserves at December 31, 2020, are comprised of 581 million tons on properties that are owned and 524 million tons that are leased. Approximately 40 percent of the tons under lease have lease expiration dates of 20 years or more. The weighted average years remaining on all leases containing estimated probable aggregate reserves is approximately 20 years, including options for renewal that are at Knife River's discretion. Based on a three-year average of sales from 2018 through 2020 of leased reserves, the average time necessary to produce remaining aggregate reserves from such leases is approximately 45 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The estimated reserve life assumes, based on Knife River's experience, that leases will be renewed to allow sufficient time to fully recover these reserves.
The changes in Knife River's aggregate reserves for the years ended December 31 were as follows:

	2020	2019	2018
		(000's of tons)
Aggregate reserves:
Beginning of year	1,054,186	1,014,431	965,036
Acquisitions (a)	114,666	71,157	81,004
Sales volumes (b)	(28,477)	(28,121)	(25,046)
Other (c)	(35,488)	(3,281)	(6,563)
End of year	1,104,887	1,054,186	1,014,431
(a)    Includes reserves from recent business combinations.
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
Knife River's asphalt and ready-mixed concrete manufacturing plants and aggregate processing plants are subject to the Clean Air Act and the Clean Water Act requirements for controlling air emissions and water discharges. Some mining and construction activities are also subject to these laws. In most of the states where Knife River operates, these regulatory programs are delegated to state and local regulatory authorities. Knife River's facilities are also subject to the RCRA as it applies to the management of hazardous wastes and underground storage tank systems. These programs are generally delegated to the state and local authorities in the states where Knife River operates. Knife River's facilities must comply with requirements for managing wastes and underground storage tank systems.

18 MDU Resources Group, Inc. Form 10-K

Part I

Certain activities of Knife River are directly regulated by federal agencies. For example, certain in-water mining operations are subject to provisions of the Clean Water Act that are administered by the Army Corps. Knife River has several such operations, including gravel bar skimming and dredging operations, and Knife River has the associated required permits. The expiration dates of these permits vary, with five years generally being the longest term.
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
Knife River has been successful in obtaining mining and other land use permits so sufficient permitted reserves are available to support its operations. For mining operations, this often requires considerable advanced planning to ensure sufficient time is available to complete the permitting process before the newly permitted aggregate reserve is needed to support Knife River's operations.
Knife River's Gascoyne surface coal mine last produced coal in 1995 but continues to be subject to reclamation requirements of the Surface Mining Control and Reclamation Act, as well as the North Dakota Surface Mining Act. Portions of the Gascoyne Mine remain under reclamation bond until the 10-year revegetation liability period has expired. A portion of the original permit has been released from bond and additional areas are currently in the process of having the bond released. Knife River intends to request bond release as soon as it is deemed possible.
Knife River did not incur any material environmental expenditures in 2020 and, except as to what may be ultimately determined with regard to the issues described in the following paragraph, Knife River does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2023.
In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of a commercial property site, acquired by Knife River - Northwest in 1999, and part of the Portland, Oregon, Harbor Superfund Site. For more information, see Item 8 - Note 21.
Mine Safety The Dodd-Frank Act requires disclosure of certain mine safety information. For more information, see Item 4 - Mine Safety Disclosures.
Construction Services
General MDU Construction Services provides inside and outside specialty contracting services in 44 states plus Washington D.C. Its inside services include design, construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its outside services include design, construction and maintenance of overhead and underground electrical distribution and transmission lines, substations, external lighting, traffic signalization, and gas pipelines, as well as utility excavation and the manufacture and distribution of transmission line construction equipment. This segment also constructs and maintains renewable energy projects. These specialty contracting services are provided to utilities and large manufacturing, commercial, industrial, institutional and governmental customers.
During 2020, MDU Construction Services acquired PerLectric, Inc., an electrical construction company in Fairfax, Virginia. For more information on business combinations, see Item 8 - Note 4.
Construction and maintenance crews are active year round. However, activity in certain locations may be seasonal in nature due to the effects of weather. MDU Construction Services works with the National Electrical Contractors Association, the IBEW and other trade associations on hiring and recruiting a qualified workforce.

MDU Resources Group, Inc. Form 10-K 19

Part I

MDU Construction Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2020, MDU Construction Services owned or leased facilities in 17 states. This space is used for offices, equipment yards, manufacturing, warehousing, storage and vehicle shops.
Competition MDU Construction Services operates in a highly competitive business environment. Most of MDU Construction Services' work is obtained on the basis of competitive bids or by negotiation of either cost-plus or fixed-price contracts. Its workforce and equipment are highly mobile, providing greater flexibility in the size and location of MDU Construction Services' market area. Competition is based primarily on price and reputation for quality, safety and reliability. The size and location of the services provided, as well as the state of the economy, are factors in the number of competitors that MDU Construction Services will encounter on any particular project. MDU Construction Services believes the diversification of the services it provides, the markets it serves in the United States and the quality and management of its workforce enable it to effectively operate in this competitive environment.
Utilities and independent contractors represent the largest customer base for this segment. Accordingly, utility and subcontract work accounts for a significant portion of the work performed by MDU Construction Services and the amount of construction contracts is dependent on the level and timing of maintenance and construction programs undertaken by customers. MDU Construction Services relies on repeat customers and strives to maintain successful long-term relationships with its customers. The mix of sales by customer class varies each year depending on available work. MDU Construction Services is not dependent on any single customer or group of customers for sales of its products and services, the loss of which would have a material adverse effect on its business.
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
MDU Construction Services did not incur any material environmental expenditures in 2020 and does not expect to incur any material capital expenditures related to environmental compliance with current laws and regulations through 2023.
Item 1A. Risk Factors
The Company's business and financial results are subject to a number of risks and uncertainties, including those set forth below and in other documents filed with the SEC. The factors and other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document. If any of the risks described below actually occur, the Company's business, prospects, financial condition or financial results could be materially harmed. The following are the most material risk factors applicable to the Company and are not necessarily listed in order of importance or probability of occurrence.
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
There can be no assurance that applicable regulatory commissions will determine that the Company's electric and natural gas transmission and distribution businesses' costs have been prudent, which could result in the disallowance of costs in setting rates for customers. Also, the regulatory process of approving rates for these businesses may not allow for timely and full recovery of the costs of providing services or a return on the Company's invested capital. Changes in regulatory requirements or operating conditions may require early retirement of certain assets. While regulation typically provides rate recovery for these retirements, there is no assurance regulators will allow full recovery of all remaining costs, which could leave stranded asset costs. Rising fuel costs could increase the risk that the utility businesses will not be able to fully recover those fuel costs from customers.
Approval from federal and state regulatory agencies would be needed for acquisition of the Company, as well as for certain acquisitions by the Company. The approval process could be lengthy and the outcome uncertain, which may deter potential acquirers from approaching the Company or impact the Company's ability to pursue acquisitions.

20 MDU Resources Group, Inc. Form 10-K

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
Economic conditions and population growth affect the electric and natural gas distribution businesses' growth in service territory, customer base and usage demand. Economic volatility in the markets served, along with economic conditions such as increased unemployment which could impact the ability of the Company's customers to make payments, could adversely affect the Company's results of operations, cash flows and asset values. Further, any material decreases in customers' energy demand, for economic or other reasons, could have an adverse impact on the Company's earnings and results of operations.
The Company's operations involve risks that may result from catastrophic events.
The Company's operations, particularly those related to natural gas and electric transmission and distribution, include a variety of inherent hazards and operating risks, such as product leaks; explosions; mechanical failures; vandalism; fires; pandemics; social or civil unrest; protests and riots; natural disasters; acts of terrorism; and acts of war. These hazards and operating risks could result in loss of human life; personal injury; property damage; environmental pollution; impairment of operations; and substantial financial losses. The Company maintains insurance against some, but not all, of these risks and losses. A significant incident could also increase regulatory scrutiny and result in penalties and higher amounts of capital expenditures and operational costs. Losses not fully covered by insurance could have an adverse effect on the Company’s financial position, results of operations and cash flows.
A disruption of the regional electric transmission grid or interstate natural gas infrastructure could negatively impact the Company's business and reputation. Because the Company's electric and natural gas utility and pipeline systems are part of larger interconnecting systems, a disruption could result in a significant decrease in revenues and system repair costs negatively impacting the Company's financial position, results of operations and cash flows.
The Company is subject to capital market and interest rate risks.
The Company's operations, particularly its electric and natural gas transmission and distribution businesses, require significant capital investment. Consequently, the Company relies on financing sources and capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations. If the Company is not able to access capital at competitive rates, including through its "at-the-market" offering program, the ability to implement business plans, make capital expenditures or pursue acquisitions the Company would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect the Company's ability to access one or more financial markets. Such disruptions could include:
•A significant economic downturn.
•The financial distress of unrelated industry leaders in the same line of business.
•Deterioration in capital market conditions.
•Turmoil in the financial services industry.
•Volatility in commodity prices.
•Pandemics, including COVID-19.
•Terrorist attacks.
•Cyberattacks.
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
The Company has pension and postretirement defined benefit plans for some of its employees and former employees. Assumptions regarding future costs, returns on investments, interest rates and other actuarial assumptions have a significant impact on the funding requirements and expense recorded relating to these plans. Adverse changes in economic indicators, such as consumer spending, inflation data, interest rate changes, political developments and threats of terrorism, among other things, can create volatility in the financial markets. These changes could impact the assumptions and negatively affect the value of assets held in the Company's pension and other postretirement benefit plans and may increase the amount and accelerate the timing of required funding contributions for those plans.
Significant changes in energy prices could negatively affect the Company's businesses.
Fluctuations in oil and natural gas production, supplies and prices; fluctuations in commodity price basis differentials; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; demand for oil due to the economic slowdowns; and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. The Company has benefited from associated natural gas production in the Bakken, which has provided opportunities for organic growth projects.

MDU Resources Group, Inc. Form 10-K 21

Part I

Depressed oil and natural gas prices, however, place pressure on the ability of oil exploration and production companies to meet credit requirements and will continue to be a challenge if prices remain depressed long-term. Prolonged depressed prices for oil and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's electric, natural gas and pipeline businesses.
If oil and natural gas prices increase significantly, customer demand could decline for utility, pipeline and construction materials, which could impact the Company's results of operations and cash flows. While the Company has fuel clause recovery mechanisms for its utility operations in all of the states where it operates, higher utility fuel costs could also significantly impact results of operations if such costs are not recovered. Delays in the collection of utility fuel cost recoveries, as compared to expenditures for fuel purchases, could also negatively impact the Company's cash flows. High oil prices also affect the cost and demand for asphalt products and related contracting services.
COVID-19 may have a negative impact on the Company's business operations, revenues, results of operations, liquidity and cash flows.
To the extent the COVID-19 pandemic adversely affects the Company's business, operations, revenues, liquidity or cash flows, it may also have the effect of heightening many of the other risks described in this section. The degree to which COVID-19 will impact the Company depends on future developments, including severity and duration of the outbreak, actions taken by governmental authorities, timing and effectiveness of vaccines being administered, and timing of when relatively normal economic and operating conditions resume.

The Company's operations have experienced some disruptions due to its employees or third-party employees being diagnosed with COVID-19 or other illnesses and required quarantine periods for those in close contact to COVID-19. Self-quarantine or actual viral health issues may have a negative impact on the Company's employees and the ability to continue its work activities under a normal course of business. Moreover, the diagnosis of COVID-19 or other illnesses could require the Company or its business partners to suspend projects, quarantine employees or institute more aggressive preventive measures including closure of job sites. Mandated healthcare protocols could lead to a shortage of employees or altered operations. If a significant percentage of the Company's workforce are unable to work because of illness, quarantine or government restrictions in connection with the COVID-19 pandemic, the Company's operations may be negatively impacted, potentially adversely affecting its business, operations, revenues, liquidity and cash flows.
A portion of the Company's workforce has been working remotely and the Company has delayed return to work processes for certain office employees due to the rise in local COVID-19 cases in some operating regions. To date, the Company has not experienced any significant delays or information technology disruptions. An increased amount of social engineering and attacks by bad actors taking advantage of the pandemic could affect the Company's ability to maintain secure operations, communications and productivity in the future.
The regulated businesses have been deemed essential service providers and have seen some impacts on their businesses; however, the Company could be materially affected if its businesses were no longer deemed essential service providers. Future actions of its regulatory commissions on accounting for the impacts of the COVID-19 pandemic may also affect the Company's future operating results and cash flows. The Company has experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced demand from those customers due to the COVID-19 pandemic.
The construction businesses have generally been deemed essential service providers and have experienced some inefficiencies and interruptions on its businesses from the pandemic; however, the Company could be materially impacted if its businesses were no longer deemed essential service providers. These businesses could be further impacted in the future by site closures, government shut-down measures, additional inefficiencies due to compliance with safety and social distancing measures, public and private sector budget changes and constraints, and the impact of overall macro and local economic conditions on future construction projects.
Other factors associated with the COVID-19 pandemic that could impact the Company's businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of its employees and contractors; continued flexible payment plans; counterparty credit; costs and availability of supplies; capital construction and infrastructure operation and maintenance programs; financing plans; pension valuations; travel restrictions; and legal and regulatory matters, including the potential for delayed regulatory filings and recovery of invested capital.
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

22 MDU Resources Group, Inc. Form 10-K

Part I

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
Changes to federal, state and local tax laws have the ability to benefit or adversely affect the Company's earnings and customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. Changes to the value of various tax credits could change the economics of resources and the resource selection for the electric generation business. Regulation incorporates changes in tax law into the rate-setting process for the regulated energy delivery businesses which could create timing delays before the impact of changes are realized.
The Company's operations could be negatively impacted by import tariffs and/or other government mandates.
The Company operates in or provides services to capital intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs could significantly increase the prices and delivery lead times on raw materials and finished products that are critical to the Company and its customers, such as aluminum and steel. Prolonged lead times on the delivery of raw materials and further tariff increases on raw materials and finished products could adversely affect the Company's business, financial condition and results of operations.
Operational Risks
Significant portions of the Company’s natural gas pipelines and power generation and transmission facilities are aging. The aging infrastructure may require significant additional maintenance or replacement that could adversely affect the Company’s results of operations.
The Company’s energy delivery infrastructure is aging, which increases certain risks, including breakdown or failure of equipment, pipeline leaks and fires developing from power lines. Aging infrastructure is more prone to failure which increases maintenance costs, unplanned outages and the need to replace facilities. Even if properly maintained, reliability may ultimately deteriorate and negatively affect the Company’s ability to serve its customers, which could result in increased costs associated with regulatory oversight. The costs associated with maintaining the aging infrastructure and capital expenditures for new or replacement infrastructure could cause rate volatility and/or regulatory lag in some jurisdictions. If, at the end of its life, the investment costs of a facility have not been fully recovered, the Company may be adversely affected if commissions do not allow such costs to be recovered in rates. Such impacts of an aging infrastructure, could adversely affect the Company’s results of operations and cash flows.
Additionally, hazards from aging infrastructure could result in serious injury, loss of human life, significant damage to property, environmental impacts and impairment of operations, which in turn could lead to substantial financial losses. The location of facilities near populated areas, including residential areas, business centers, industrial sites and other public gathering places, could increase the damages resulting from these risks. A major incident involving another natural gas system could lead to additional capital expenditures, increased regulation, and fines and penalties on natural gas utilities. The occurrence of any of these events could adversely affect the Company’s results of operations, financial position and cash flows.
The Company's utility and pipeline operations are subject to planning risks.
Most electric and natural gas utility investments, including natural gas transmission pipeline investments, are made with the intent of being used for decades. In particular, electric transmission and generation resources are planned well in advance of when they are placed into service based upon resource plans using assumptions over the planning horizon including sales growth, commodity prices, equipment and construction costs, regulatory treatment, available technology and public policy. Public policy changes and technology advancements related to areas such as energy efficient appliances and buildings, renewable and distributive electric generation and storage, carbon dioxide emissions, electric vehicle penetration, restrictions on or disallowance of new or existing services, and natural gas availability and cost may significantly impact the planning assumptions. Changes in critical planning assumptions may result in excess generation, transmission and distribution resources creating increased per customer costs and downward pressure on load growth. These changes could also result in a stranded investment if the Company is unable to fully recover the costs of its investments.
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

MDU Resources Group, Inc. Form 10-K 23

Part I

Operating or other costs required to comply with current or potential pipeline safety regulations and potential new regulations under various agencies could be significant. The regulations require verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of certain lines. Increased emphasis on pipeline safety and increased regulatory scrutiny may result in penalties and higher costs of operations. If these costs are not fully recoverable from customers, they could have an adverse effect on the Company’s results of operations and cash flows.
The backlogs at the Company's construction materials and contracting and construction services businesses may not accurately represent future revenue.
Backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delay, default or cancellation, and contracts in the Company's backlog are subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the applicable contracts. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond the Company's control. Accordingly, there is no assurance that backlog will be realized. The timing of contract awards, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period. Also, the backlog as of the end of the year may not be indicative of the revenue and net income expected to be earned in the following year and should not be relied upon as a stand-alone indicator of future revenues or net income.
Environmental and Regulatory Risks
The Company's operations could be adversely impacted by climate change.
Severe weather events, such as tornadoes, hurricanes, rain, ice and snowstorms and high and low temperature extremes, occur in regions in which the Company operates and maintains infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks to the Company. Such risks could have an adverse effect on the Company's financial condition, results of operations and cash flows.
Severe weather events may damage or disrupt the Company's electric and natural gas transmission and distribution facilities, which could result in disruption of service and ability to meet customer demand, increased maintenance or capital costs to repair facilities and restore customer service. The cost of providing service could increase to the extent the frequency of severe weather events increases because of climate change or otherwise. The Company may not recover all costs related to mitigating these physical risks.
Increases in severe weather conditions or extreme temperatures may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs at the construction materials and contracting and construction services businesses. In addition, drought conditions could restrict the availability of water supplies, inhibiting the ability of the construction businesses to conduct operations.
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
The insurance industry may be adversely affected by severe weather events which may impact the availability of insurance coverage, insurance premiums and insurance policy terms.
The Company may be subject to litigation related to climate change. Costs of such litigation could be significant, and an adverse outcome could require substantial capital expenditures, changes in operations and possible payment of penalties or damages, which could affect the Company's results of operations and cash flows if the costs are not recoverable in rates.
The price of energy also has an impact on the economic health of communities. The cost of additional regulatory requirements to combat climate change, such as regulation of carbon dioxide emissions under the Clean Air Act, requirements to replace fossil-fuels with renewable energy or credits, or other environmental regulation or taxes could impact the availability of goods and the prices charged by suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods, and could adversely impact economic conditions of areas served by the

24 MDU Resources Group, Inc. Form 10-K

Part I

Company. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect the Company's ability to access capital markets or cause less than ideal terms and conditions.
The Company's operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose the Company to environmental liabilities.
The Company is subject to environmental laws and regulations affecting many aspects of its operations, including air and water quality, wastewater discharge, the generation, transmission and disposal of solid waste and hazardous substances, aggregate permitting and other environmental considerations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create compliance, remediation, containment, monitoring and reporting obligations, particularly relating to electric generation, permitting and environmental compliance for construction material facilities, and natural gas transmission and storage operations. Environmental laws and regulations can also require the Company to install pollution control equipment at its facilities, clean up spills and other contamination and correct environmental hazards, including payment of all or part of the cost to remediate sites where the Company's past activities, or the activities of other parties, caused environmental contamination. These laws and regulations generally require the Company to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals and may cause the Company to shut down existing facilities due to difficulties in assuring compliance or where the cost of compliance makes operation of the facilities uneconomical. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret the Company's legal or regulatory requirements differently and seek injunctive relief or other remedies against the Company. The Company cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to the Company. These laws and regulations could require the Company to limit the use or output of certain facilities; restrict the use of certain fuels; prohibit or restrict new or existing services; replace certain fuels with renewable fuels; retire and replace certain facilities; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources. Revised or new laws and regulations that increase compliance costs or restrict operations, particularly if costs are not fully recoverable from customers, could adversely affect the Company's results of operations and cash flows.
Initiatives related to global climate change and to reduce GHG emissions could adversely impact the Company's operation, costs of or access to capital and impact or limit business plans.
Concern that GHG emissions contribute to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The Company’s primary GHG emission is carbon dioxide from fossil fuels combustion at Montana-Dakota's electric generating facilities, particularly its coal-fired facilities. Approximately 46 percent of Montana-Dakota's owned generating capacity and approximately 70 percent of the electricity it generated in 2020 was from coal-fired facilities.
Treaties, legislation or regulations to reduce GHG emissions in response to climate change may be adopted that affect the Company's utility operations by requiring additional energy conservation efforts or renewable energy sources, limiting emissions, imposing carbon taxes or other compliance costs; as well as other mandates that could significantly increase capital expenditures and operating costs or reduce demand for the Company's utility services. If the Company’s utility operations do not receive timely and full recovery of GHG emission compliance costs from customers, then such costs could adversely impact the results of operations and cash flows. Significant reductions in demand for the Company's utility services as a result of increased costs or emissions limitations could also adversely impact the results of operations and cash flows.
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
There have also been recent efforts to discourage the investment community from investing in equity and debt securities of companies engaged in fossil fuel related business and pressuring lenders to limit funding to such companies. Additionally, some insurance carriers have indicated an unwillingness to insure assets and operations related to certain fossil fuels. Although the Company has not experienced difficulties in accessing the capital markets or insurance; such efforts, if successfully directed at the Company, could increase the costs of or access to capital and interfere with business operations and ability to make capital expenditures.
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

MDU Resources Group, Inc. Form 10-K 25

Part I

Adverse weather conditions, such as heavy or sustained rainfall or snowfall, storms, wind and colder weather may affect the demand for products and the ability to perform services at the construction businesses and affect ongoing operation and maintenance and construction activities for the electric and natural gas transmission and distribution businesses. In addition, severe weather can be destructive, causing outages and property damage, which could require additional remediation costs. The Company could also be impacted by drought conditions, which may restrict the availability of water supplies and inhibit the ability of the construction businesses to conduct operations. As a result, unusual or adverse weather conditions could negatively affect the Company's results of operations, financial position and cash flows.
Competition exists in all of the Company's businesses.
The Company's businesses are subject to competition. Construction services' competition is based primarily on price and reputation for quality, safety and reliability. Construction materials products are marketed under highly competitive conditions and are subject to competitive forces such as price, service, delivery time and proximity to the customer. The electric utility and natural gas industries also experience competitive pressures as a result of consumer demands, technological advances and other factors. The pipeline business competes with several pipelines for access to natural gas supplies and for transportation and storage business. New acquisition opportunities are subject to competitive bidding environments which impact prices the Company must pay to successfully acquire new properties to grow its business. The Company's failure to effectively compete could negatively affect the Company's results of operations, financial position and cash flows.
The Company's operations may be negatively affected if it is unable to obtain, develop and retain key personnel and skilled labor forces.
The Company must attract, develop and retain executive officers and other professional, technical and skilled labor forces with the skills and experience necessary to successfully manage, operate and grow the Company's businesses. Competition for these employees is high, and in some cases competition for these employees is on a regional or national basis. At times of low unemployment or economic downturns, it can be difficult for the Company to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support the Company's operating and growth strategies. Additionally, if the Company is unable to hire employees with the requisite skills, the Company may be forced to incur significant training expenses. As a result, the Company's ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect the Company's results of operations, financial position and cash flows.
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
Various operating subsidiaries of the Company participate in approximately 68 MEPPs for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.
The Company may be obligated to increase its contributions to underfunded plans that are classified as being in endangered, seriously endangered or critical status as defined by the Pension Protection Act of 2006. Plans classified as being in one of these statuses are required to adopt RPs or FIPs to improve their funded status through increased contributions, reduced benefits or a combination of the two. Based on available information, the Company believes that approximately 31 percent of the MEPPs to which it contributes are currently in endangered, seriously endangered or critical status.
The Company may also be required to increase its contributions to MEPPs if the other participating employers in such plans withdraw from the plans and are not able to contribute amounts sufficient to fund the unfunded liabilities associated with their participation in the plans. The amount and timing of any increase in the Company's required contributions to MEPPs may depend upon one or more factors including the outcome of collective bargaining; actions taken by trustees who manage the plans; actions taken by the plans' other participating employers; the industry for which contributions are made; future determinations that additional plans reach endangered, seriously endangered or critical status; newly-enacted government laws or regulations and the actual return on assets held in the plans; among others. The Company could experience increased operating

26 MDU Resources Group, Inc. Form 10-K

Part I

expenses as a result of required contributions to MEPPs, which could have an adverse effect on the Company's results of operations, financial position or cash flows.
In addition, pursuant to ERISA, as amended by MPPAA, the Company could incur a partial or complete withdrawal liability upon withdrawing from a plan, exiting a market in which it does business with a union workforce or upon termination of a plan. The Company could also incur additional withdrawal liability if its withdrawal from a plan is determined by that plan to be part of a mass withdrawal.
Information technology disruptions or cyber-attacks could adversely impact the Company's operations.
The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology systems, including disaster recovery and backup systems and network infrastructure. While the Company has policies, procedures and processes in place designed to strengthen and protect these systems, they may be vulnerable to failures or unauthorized access, due to hacking, human error, theft, sabotage, malicious software, acts of terrorism, acts of war, acts of nature or other causes. If these systems fail or become compromised, and they are not recovered in a timely manner, the Company may be unable to fulfill critical business functions. This may include interruption of electric generation, transmission and distribution facilities, natural gas storage and pipeline facilities and facilities for delivery of construction materials or other products and services, any of which could adversely affect the Company's reputation, business, cash flows and results of operations or subject the Company to legal or regulatory liabilities and increased costs. Additionally, because electric generation and transmission systems and natural gas pipelines are part of interconnected systems with other operators’ facilities, a cyber-related disruption in another operator’s system could negatively impact the Company's business.
The Company’s accounting systems and its ability to collect information and invoice customers for products and services could be disrupted. If the Company’s operations are disrupted, it could result in decreased revenues or remediation costs that could adversely affect the Company's results of operations and cash flows.
The Company is subject to cybersecurity and privacy laws and regulations of many government agencies, including FERC and NERC. NERC issues comprehensive regulations and standards surrounding the security of bulk power systems and continually updates these requirements, as well as establishing new requirements with which the utility industry must comply. As these regulations evolve, the Company may experience increased compliance costs and may be at higher risk for violating these standards. Experiencing a cybersecurity incident could cause the Company to be non-compliant with applicable laws and regulations, causing the Company to incur costs related to legal claims or proceedings and regulatory fines or penalties.
The Company, through the ordinary course of business, requires access to sensitive customer, employee and Company data. While the Company has implemented extensive security measures, a breach of its systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on the Company's financial results. Third-party service providers that perform critical business functions for the Company or have access to sensitive information within the Company also may be vulnerable to security breaches and information technology risks that could adversely affect the Company.
The Company’s information systems experience on-going and often sophisticated cyber-attacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. As cyber-attacks continue to increase in frequency and sophistication, the Company may be unable to prevent all such attacks in the future. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could adversely affect the Company.
General risk factors that could impact the Company's businesses.
The following are additional factors that should be considered for a better understanding of the risks to the Company. These factors may negatively impact the Company's financial results in future periods.
•Acquisition, disposal and impairments of assets or facilities.
•Changes in present or prospective electric generation.
•Population decline and demographic patterns in the Company's areas of service.
•The cyclical nature of large construction projects at certain operations.
•Labor negotiations or disputes.
•Inability of the contract counterparties to meet their contractual obligations.
•The inability to effectively integrate the operations and the internal controls of acquired companies.
Item 1B. Unresolved Staff Comments
The Company has no unresolved comments with the SEC.

MDU Resources Group, Inc. Form 10-K 27

Part I

Item 3. Legal Proceedings
SEC regulations require the Company to disclose certain information about proceedings arising under federal, state or local environmental provisions if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company has adopted a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required.
For information regarding legal proceedings required by this item, see Item 8 - Note 21, which is incorporated herein by reference.
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
As of December 31, 2020, the Company's common stock was held by approximately 10,400 stockholders of record.
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid uninterrupted dividends to stockholders for 83 consecutive years with an increase in the payout amount for the last 30 consecutive years. The declaration and payment of dividends is at the sole discretion of the board of directors, subject to limitations imposed by the Company's credit agreements, federal and state laws, and applicable regulatory limitations. For more information on factors that may limit the Company's ability to pay dividends, see Item 8 - Note 12.
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2020	—	—	—	—
November 1 through November 30, 2020	45,273	$25.40	—	—
December 1 through December 31, 2020	—	—	—	—
Total	45,273		—	—
(1)    Represents shares of common stock purchased on the open market in connection with annual stock grants made to the Company's non-employee directors.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

MDU Resources Group, Inc. Form 10-K 29

Part II

Item 6. Selected Financial Data

	2020	2019	2018	2017	2016	2015
Selected Financial Data
Operating revenues (000's):
Electric	$332,029	$351,725	$335,123	$342,805	$322,356	$280,615
Natural gas distribution	848,185	865,222	823,247	848,388	766,115	817,419
Pipeline	143,877	140,444	128,923	122,213	141,602	154,904
Construction materials and contracting	2,178,002	2,190,717	1,925,854	1,812,529	1,874,270	1,904,282
Construction services	2,095,723	1,849,266	1,371,453	1,367,602	1,073,272	926,427
Other	11,903	16,551	11,259	7,874	8,643	9,191
Intersegment eliminations	(76,969)	(77,149)	(64,307)	(58,060)	(57,430)	(78,786)
	$5,532,750	$5,336,776	$4,531,552	$4,443,351	$4,128,828	$4,014,052
Operating income (loss) (000's):
Electric	$63,434	$64,039	$65,148	$79,902	$67,929	$59,915
Natural gas distribution	73,082	69,188	72,336	84,239	66,166	54,974
Pipeline	49,436	42,796	36,128	36,004	42,864	30,218
Construction materials and contracting	214,498	179,955	141,426	143,230	178,753	148,312
Construction services	147,644	126,426	86,764	81,292	53,546	43,678
Other	(3,169)	(1,184)	(79)	(619)	(349)	(8,414)
Intersegment eliminations	—	—	—	—	—	(2,942)
	$544,925	$481,220	$401,723	$424,048	$408,909	$325,741
Earnings (loss) on common stock (000's):
Electric	$55,601	$54,763	$47,000	$49,366	$42,222	$35,914
Natural gas distribution	44,049	39,517	37,732	32,225	27,102	23,607
Pipeline	37,012	29,603	28,459	20,493	23,435	13,250
Construction materials and contracting	147,325	120,371	92,647	123,398	102,687	89,096
Construction services	109,721	92,998	64,309	53,306	33,945	23,762
Other	(3,181)	(2,086)	(761)	(1,422)	(3,231)	(14,941)
Intersegment eliminations	—	—	—	6,849	6,251	5,016
Earnings on common stock before income (loss) from discontinued operations	390,527	335,166	269,386	284,215	232,411	175,704
Income (loss) from discontinued operations, net of tax*	(322)	287	2,932	(3,783)	(300,354)	(834,080)
Loss from discontinued operations attributable to noncontrolling interest	—	—	—	—	(131,691)	(35,256)
	$390,205	$335,453	$272,318	$280,432	$63,748	$(623,120)
Earnings per common share before discontinued operations - diluted	$1.95	$1.69	$1.38	$1.45	$1.19	$.90
Discontinued operations attributable to the Company, net of tax	—	—	.01	(.02)	(.86)	(4.10)
	$1.95	$1.69	$1.39	$1.43	$.33	$(3.20)
Common Stock Statistics
Weighted average common shares outstanding - diluted (000's)	200,571	198,626	196,150	195,687	195,618	194,986
Dividends declared per common share	$.8350	$.8150	$.7950	$.7750	$.7550	$.7350
Book value per common share	$15.36	$14.21	$13.09	$12.44	$11.78	$12.83
Market price per common share (year end)	$26.34	$29.71	$23.84	$26.88	$28.77	$18.32
Market price ratios:
Dividend payout**	43%	48%	58%	53%	63%	82%
Yield	3%	3%	3%	3%	3%	4%
Market value as a percent of book value	171%	209%	182%	216%	244%	143%
*    Reflects oil and natural gas properties noncash write-downs of $315.3 million (after tax) in 2015 and fair value impairments of assets held for sale of $157.8 million (after tax) and $475.4 million (after tax) in 2016 and 2015, respectively.
**Based on continuing operations.

30 MDU Resources Group, Inc. Form 10-K

Part II

Item 6. Selected Financial Data (continued)

	2020	2019	2018	2017	2016	2015
General
Total assets (000's)	$8,053,372	$7,683,059	$6,988,110	$6,334,666	$6,284,467	$6,565,154
Total long-term debt (000's)	$2,213,130	$2,243,107	$2,108,695	$1,714,853	$1,790,159	$1,796,163
Capitalization ratios:
Total equity	58%	56%	55%	59%	56%	58%
Total debt	42	44	45	41	44	42
	100%	100%	100%	100%	100%	100%
Electric
Retail sales (thousand kWh)	3,204,523	3,314,307	3,354,401	3,306,470	3,258,537	3,316,017
Electric system summer and firm purchase contract ZRCs (Interconnected system)	553.2	591.3	574.5	553.1	559.7	547.3
Electric system peak demand obligation, including firm purchase contracts, planning reserve margin requirement (Interconnected system)	531.4	537.2	537.2	530.2	559.7	547.3
All-time demand peak - kW (Interconnected system)	611,542	611,542	611,542	611,542	611,542	611,542
Electricity produced (thousand kWh)	2,647,746	2,792,770	2,840,353	2,630,640	2,626,763	1,898,160
Electricity purchased (thousand kWh)	890,054	891,539	831,039	955,687	904,702	1,658,002
Average cost of electric fuel and purchased power per kWh	$.019	$.023	$.022	$.022	$.021	$.024
Natural Gas Distribution
Retail sales (Mdk)	114,543	123,675	112,566	112,551	99,296	95,559
Transportation sales (Mdk)	160,010	166,077	149,497	144,477	147,592	154,225
Pipeline
Transportation (Mdk)	438,615	429,660	351,498	312,520	285,254	290,494
Gathering (Mdk)	8,611	13,900	14,882	16,064	20,049	33,441
Customer natural gas storage balance (Mdk)	25,451	16,223	13,928	22,397	26,403	16,600
Construction Materials and Contracting
Sales (000's):
Aggregates (tons)	30,949	32,314	29,795	28,213	27,580	26,959
Asphalt (tons)	7,202	6,707	6,838	6,237	7,203	6,705
Ready-mixed concrete (cubic yards)	4,087	4,123	3,518	3,548	3,655	3,592
Aggregate reserves (000's tons)	1,104,887	1,054,186	1,014,431	965,036	989,084	1,022,513

MDU Resources Group, Inc. Form 10-K 31

Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company focuses on infrastructure and is Building a Strong America® by providing essential products and services through its regulated energy delivery and construction materials and services businesses. The Company and its employees work hard to keep the economy of the United States moving with the products and services provided, which include powering and connecting homes, factories, offices and stores; and building roads, highways, data infrastructure and airports.
The Company's two-platform business model, regulated energy delivery and construction materials and services, are each comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risks associated with each type of industry. The Company is authorized to conduct business in 45 states and during peak times has over 15,600 employees. The Company’s organic investments are strong drivers of high-quality earnings growth and continue to be an important part of the Company’s growth story. Management believes the Company is well positioned in the industries and markets in which it operates.
Impact of the COVID-19 pandemic on the Company
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Most of the Company's products and services are considered essential to our country and our communities; therefore, operations have generally been permitted to proceed with increased social distancing measures and hygiene practices for its employees. While the Company has experienced some inefficiency impacts, including operation suspensions and interruptions at some locations to carry out preventative measures or in response to instances of positive tests, the impacts have not been material. For more information on specific impacts to each of the Company's business segments, see the following discussions in each business segment's Outlook section.
In March 2020, the President of the United States signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act provided economic relief and stimulus to support the national economy during the pandemic, including support for individuals and businesses affected by the pandemic and economic downturn. The CARES Act allowed businesses to defer payment of the employer portion of social security taxes incurred through the end of 2020. At December 31, 2020, the Company had deferred approximately $56.7 million in payroll taxes related to this provision. The Company is required to pay 50 percent of the payroll taxes deferred under this provision by the end of 2021 and the remaining balance by the end of 2022.
The Company evaluated its planned capital projects and delayed certain expenditures in 2020 to provide additional financial flexibility and to ensure projects will provide acceptable returns on investment. In addition, the Company established a task force to monitor developments related to the pandemic and implemented procedures to protect employees. Many employees that have the capacity to work from home continue to do so as the Company has delayed return to work processes for certain office employees due to COVID-19 cases in some operating regions. The Company has also enacted additional physical and cybersecurity measures to safeguard systems for remote work locations.
Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the year ended December 31, 2020. The Company continues to adjust its business in response to the pandemic while positioning for an economic rebound and potential opportunities to enhance its competitive position. The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company increases the longer the virus impacts the level of economic activity in the United States. Due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely. For more information on the possible impacts, see Item 1A - Risk Factors.

32 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

Years ended December 31,	2020	2019	2018
	(In millions, except per share amounts)
Electric	$55.6	$54.8	$47.0
Natural gas distribution	44.0	39.5	37.7
Pipeline	37.0	29.6	28.5
Construction materials and contracting	147.3	120.4	92.6
Construction services	109.7	93.0	64.3
Other	(3.1)	(2.1)	(.7)
Income from continuing operations	390.5	335.2	269.4
Income (loss) from discontinued operations, net of tax	(.3)	.3	2.9
Net income	$390.2	$335.5	$272.3
Earnings per share - basic:
Income from continuing operations	$1.95	$1.69	$1.38
Discontinued operations, net of tax	—	—	.01
Earnings per share - basic	$1.95	$1.69	$1.39
Earnings per share - diluted:
Income from continuing operations	$1.95	$1.69	$1.38
Discontinued operations, net of tax	—	—	.01
Earnings per share - diluted	$1.95	$1.69	$1.39
2020 compared to 2019 The Company's consolidated earnings increased $54.7 million or 16 percent in 2020 as compared to 2019.
The Company's earnings were positively impacted by increased earnings across all of the Company's businesses in 2020. The construction materials and contracting business experienced an increase in gross margin, primarily resulting from favorable weather conditions and higher realized materials margins on asphalt and asphalt-related products and ready-mixed concrete, as well as most other product lines. The construction services business also experienced an increase in gross margin as a result of higher inside and outside specialty contracting workloads, partially due to the businesses acquired, as well as hospitality projects, high-tech projects and natural disaster recovery work. The pipeline business experienced increased transportation volumes and revenues, largely related to organic growth projects, as well as higher storage-related revenues as a result of stronger demand for storage services. In addition, approved rate recovery positively impacted earnings at the electric and natural gas distribution businesses.
2019 compared to 2018 The Company's consolidated earnings increased $63.2 million or 23 percent in 2019 as compared to 2018.
Positively impacting the Company's earnings was an increase in gross margin at the construction services business, largely resulting from higher inside and outside specialty contracting workloads. Also contributing to the increase in earnings was an increase in gross margin at the construction materials and contracting business as a result of strong economic environments in certain states, as well as contributions from the businesses acquired and an increase in gains recognized on asset sales. The electric business also positively impacted earnings primarily due to approved rate relief in Montana and recovery of the investment in the BSSE project placed into service in the first quarter of 2019. Higher returns on the Company's benefit plan investments also increased earnings across all businesses. At the pipeline business, increased rates and volumes of natural gas being transported through its pipeline were mostly offset by the absence of a $4.2 million income tax benefit recorded in 2018 relating to the reversal of a regulatory liability recorded in 2017 based on a FERC final accounting order and higher depreciation, depletion and amortization expense.
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
For information pertinent to various commitments and contingencies, see Item 8 - Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Item 8 - Note 17.

MDU Resources Group, Inc. Form 10-K 33

Part II

Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Items 1 and 2 - Business Properties. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and shareholder return, while providing safe, environmentally friendly, reliable and competitively priced energy and related services to customers. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. Legislative and regulatory initiatives to increase renewable energy resources and reduce GHG emissions could impact the price and demand for electricity and natural gas, as well as increase costs to produce electricity and natural gas. The segments continue to invest in facility upgrades to be in compliance with the existing and future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions, as further discussed in Items 1 and 2 - Business Properties and Item 8 - Note 20.
In September 2019, the Pipeline and Hazardous Materials Safety Administration issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The natural gas segment has implemented procedure changes for the initial requirements and continues to evaluate procedure changes necessary for the additional requirements effective July 1, 2021.
State implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ's state implementation plan is due to be submitted to the EPA by July 2021. The Company expects the NDDEQ to draft a state implementation plan and share its controls selection with federal land managers of the National Park Service and the United States Fish and Wildlife Service in early 2021. Additionally, the Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future. The Company could be negatively impacted by the decisions of the other owners.
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
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather, as well as impacts associated with commercial and industrial slow-downs, including economic recessions, and energy efficiencies. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among residential and commercial customers. Average consumption among both electric and natural gas customers has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. Natural gas weather normalization and decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins, as further discussed in Items 1 and 2 - Business Properties.

34 MDU Resources Group, Inc. Form 10-K

Part II

Earnings overview - The following information summarizes the performance of the electric segment.

				2020 vs. 2019	2019 vs. 2018
Years ended December 31,	2020	2019	2018	% change	% change
	(Dollars in millions, where applicable)
Operating revenues	$332.0	$351.7	$335.1	(5.6)%	5.0%
Electric fuel and purchased power	66.9	86.6	80.7	(22.7)%	7.3%
Taxes, other than income	.6	.6	.7	—%	(14.3)%
Adjusted gross margin	264.5	264.5	253.7	—%	4.3%
Operating expenses:
Operation and maintenance	121.3	125.7	123.0	(3.5)%	2.2%
Depreciation, depletion and amortization	63.0	58.7	51.0	7.3%	15.1%
Taxes, other than income	16.8	16.1	14.5	4.3%	11.0%
Total operating expenses	201.1	200.5	188.5	.3%	6.4%
Operating income	63.4	64.0	65.2	(.9)%	(1.8)%
Other income	7.2	3.4	1.2	111.8%	183.3%
Interest expense	26.7	25.3	25.9	5.5%	(2.3)%
Income before income taxes	43.9	42.1	40.5	4.3%	4.0%
Income tax benefit	(11.7)	(12.7)	(6.5)	(7.9)%	95.4%
Net income	$55.6	$54.8	$47.0	1.5%	16.6%

Operating statistics	2020	2019	2018
Retail sales (million kWh):
Residential	1,170.9	1,177.9	1,196.6
Commercial	1,419.4	1,499.9	1,513.9
Industrial	532.1	549.4	551.0
Other	82.1	87.1	92.9
	3,204.5	3,314.3	3,354.4
Average cost of electric fuel and purchased power per kWh	$.019	$.023	$.022
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
2020 compared to 2019 Electric earnings increased $800,000 as a result of:
Adjusted gross margin: Comparable to the prior year. The adjusted gross margin was positively impacted by higher rates of $2.8 million, including approved rate relief resulting in $2.0 million additional revenue. These increases were offset by lower retail sales volumes of 3.3 percent across all customer classes due to warmer weather and slow-downs as a result of the COVID-19 pandemic.
Operation and maintenance: Decrease of $4.4 million, largely due to lower generation station expenses of $3.5 million and lower payroll and other employee-related costs of approximately $1.5 million. Partially offsetting the decreases were increased bad debt expense of $500,000 as a result of the COVID-19 pandemic, as discussed later.
Depreciation, depletion and amortization: Increase of $4.3 million, largely from an increase in asset base driven by capital expenditures, which include transmission projects, and higher depreciation rates implemented from a Montana rate case of $1.2 million.
Taxes, other than income: Increase of $700,000, from higher property taxes in certain jurisdictions.
Other income: Increase of $3.8 million, largely attributable to an out-of-period adjustment of $2.5 million in the fourth quarter of 2020 related to previously overstated benefit plan expense, as discussed in Item 8 - Note 1, and the absence of the write-down of a non-utility investment in the second quarter of 2019 for $1.2 million, as discussed in Item 8 - Note 8. Lower 2020 pension expense also contributed to the increase in other income.
Interest expense: Increase of $1.4 million driven by higher short-term debt balances.
Income tax benefit: Decrease of $1.0 million, largely due to higher income before income taxes.
2019 compared to 2018 Electric earnings increased $7.8 million as a result of:
Adjusted gross margin: Increase of $10.8 million, primarily due to an increase in revenues. The revenue increase was driven by implemented regulatory mechanisms, which include approved Montana interim and final rates and recovery of the investment in the BSSE project placed into service in the first quarter of 2019. Also contributing to the increase was the absence in 2019 of a transmission formula rate adjustment

MDU Resources Group, Inc. Form 10-K 35

Part II

recognized in the third quarter of 2018 for decreased costs on the BSSE project. These increases were partially offset by lower retail sales volumes of 1.2 percent across all major customer classes.
Operation and maintenance: Increase of $2.7 million, primarily resulting from higher payroll-related costs, partially offset by lower material expenses across all locations.
Depreciation, depletion and amortization: Increase of $7.7 million as a result of increased property, plant and equipment balances including the BSSE project, as previously discussed, and other capital projects, as well as a reserve for certain costs related to the retirement of three aging coal-fired electric generating units, as discussed in Item 8 - Note 6, which is offset in income taxes.
Taxes, other than income: Increase of $1.6 million, primarily from higher property taxes in certain jurisdictions.
Other income: Increase of $2.2 million, largely the result of higher returns on the Company's benefit plan investments, partially offset by the write-down of a non-utility investment in the second quarter of 2019, as discussed in Item 8 - Note 8.
Interest expense: Decrease of $600,000 driven by higher AFUDC, which resulted in more interest being capitalized on regulated construction projects.
Income tax benefit: Increase of $6.2 million, largely due to increased production tax credits, as well as increased excess deferred tax amortization.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

				2020 vs. 2019	2019 vs. 2018
Years ended December 31,	2020	2019	2018	% change	% change
	(Dollars in millions, where applicable)
Operating revenues	$848.2	$865.2	$823.2	(2.0)%	5.1%
Purchased natural gas sold	448.1	477.6	454.8	(6.2)%	5.0%
Taxes, other than income	32.4	30.3	28.5	6.9%	6.3%
Adjusted gross margin	367.7	357.3	339.9	2.9%	5.1%
Operating expenses:
Operation and maintenance	185.4	185.0	173.4	.2%	6.7%
Depreciation, depletion and amortization	84.6	79.6	72.5	6.3%	9.8%
Taxes, other than income	24.6	23.5	21.7	4.7%	8.3%
Total operating expenses	294.6	288.1	267.6	2.3%	7.7%
Operating income	73.1	69.2	72.3	5.6%	(4.3)%
Other income	13.5	7.2	.2	87.5%	NM
Interest expense	36.8	35.5	30.7	3.7%	15.6%
Income before income taxes	49.8	40.9	41.8	21.8%	(2.2)%
Income tax expense	5.8	1.4	4.1	NM	(65.9)%
Net income	$44.0	$39.5	$37.7	11.4%	4.8%
*    NM - not meaningful

36 MDU Resources Group, Inc. Form 10-K

Part II

Operating statistics	2020	2019	2018
Volumes (MMdk)
Retail sales:
Residential	65.5	69.4	63.7
Commercial	44.2	49.1	44.4
Industrial	4.8	5.2	4.5
	114.5	123.7	112.6
Transportation sales:
Commercial	2.0	2.2	2.2
Industrial	158.0	163.9	147.3
	160.0	166.1	149.5
Total throughput	274.5	289.8	262.1
Average cost of natural gas per dk	$3.91	$3.86	$4.04
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
2020 compared to 2019 Natural gas distribution earnings increased $4.5 million as a result of:
Adjusted gross margin: Increase of $10.4 million, largely the result of $6.8 million in approved rate recovery in certain jurisdictions, higher basic service charges of $2.1 million due to customer growth of 2 percent and increased property tax tracker revenue of $1.7 million, which offsets the property tax expense below. Slightly offsetting the increases was a decrease in retail sales volumes of 7.4 percent across all customer classes due to warmer weather and slow-downs as a result of the COVID-19 pandemic, which was largely offset by weather normalization and decoupling mechanisms in certain jurisdictions.
Operation and maintenance: Increase of $400,000, primarily related to increased contract services, largely $1.2 million for the write-off of an abandoned project in the third quarter of 2020, and increased software expenses. Partially offsetting the increase was lower employee-related costs of $1.6 million as a result of the COVID-19 pandemic.
Depreciation, depletion and amortization: Increase of $5.0 million, primarily from an increase in asset base driven by capital expenditures, which include system safety and reliability enhancements and other growth projects.
Taxes, other than income: Increase of $1.1 million due to higher property taxes in certain jurisdictions of $1.7 million, partially offset by lower payroll taxes.
Other income: Increase of $6.3 million, largely driven by an out-of-period adjustment of $4.4 million in the fourth quarter of 2020 related to previously overstated benefit plan expenses, as discussed in Item 8 - Note 1, and lower 2020 benefit plan expenses of approximately $2.2 million. The absence of the write-down of a non-utility investment of approximately $800,000 in the second quarter of 2019, as discussed in Item 8 - Note 8, also contributed to the increase in other income. Partially offsetting the increases was a decrease in interest income of $1.5 million related to the recovery of purchased gas cost adjustment balances.
Interest expense: Increase of $1.3 million, primarily attributable to increased long-term debt balances, partially offset by lower short-term borrowings.
Income tax expense: Increase of $4.4 million, as a result of the increase in income before taxes and permanent tax adjustments.
2019 compared to 2018 Natural gas distribution earnings increased $1.8 million as a result of:
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
Other income: Increase of $7.0 million, largely resulting from higher returns on the Company's benefit plan investments and increased interest income related to higher gas costs to be collected from customers. Partially offsetting these increases was a write-down of a non-utility investment in the second quarter of 2019, as discussed in Item 8 - Note 8.
Interest expense: Increase of $4.8 million, largely resulting from increased debt balances to finance higher gas costs to be collected from customers.
Income tax expense: Decrease of $2.7 million, largely due to increased permanent tax benefits related to the Company's benefit plan investments.

MDU Resources Group, Inc. Form 10-K 37

Part II

Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In response to the pandemic, the Company instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of disconnects due to nonpayment of bills. The Company also waived late payment fees effective April 1, 2020, to help customers experiencing financial hardships. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of receivables have been affected. The Company reinstated disconnects and late payment fees in five of its eight states effective September 1, 2020, and the Company reinstated disconnects and late payment fees to certain customer classes in another two states effective January 1, 2021. The Company has experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic activity due to the COVID-19 pandemic and oil price impacts, as further discussed below. The Company expects this downward trend on demand to continue throughout the pandemic. The Company temporarily implemented cost containment measures in response to the COVID-19 pandemic, including reduced employee travel and temporary delays in training for employees, as well as delays in filling open positions and contract work. The Company has filed requests for the use of deferred accounting for costs related to the COVID-19 pandemic in most of the jurisdictions in which it operates; the Company has deferred an immaterial amount related to the pandemic to date. The Company's outstanding filings by jurisdiction related to the COVID-19 pandemic are discussed in Item 8 - Note 20.
The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2020 and 2019, these segments experienced retail customer growth of approximately 1.8 percent each year and expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. Additionally, the Company has implemented risk mitigation measures to minimize the price volatility associated with natural gas costs through derivative contracts at Cascade. For further discussion on the Company's derivative instruments, see Item 8 - Note 2. Demand for the Company's regulated energy delivery services could be impacted by reduced oil and natural gas exploration and production activity. The Company continues to monitor natural gas prices, as well as the oil and natural gas production levels.
In February 2019, the Company announced that it intends to retire three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The retirements are expected to be in March 2021 for Unit 1 at Lewis & Clark Station in Sidney, Montana, and in early 2022 for Units 1 and 2 at Heskett Station near Mandan, North Dakota. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations. Heskett Unit 4 was included in the Company's integrated resource plan submitted to the NDPSC in July 2019. On August 28, 2019, the Company filed for an advanced determination of prudence with the NDPSC for Heskett Unit 4. This request was approved by the NDPSC on August 5, 2020. Heskett Unit 4 is expected to be placed into service in 2023. The Company filed, and the commissions approved, requests with the NDPSC, MTPSC and SDPUC for the usage of deferred accounting for the costs related to the retirement of Unit 1 at Lewis & Clark Station and Units 1 and 2 at Heskett Station.
In December 2020, the governor of Washington outlined a climate policy package that included House Bill 1084, which would eliminate all onsite fossil fuel emissions in new buildings by 2030 and eliminate fossil fuels from existing buildings by 2050, among other things. A public hearing on House Bill 1084 was held February 17, 2021, in the House Committee on Appropriations. The Company is monitoring the status of the proposed legislation.
The Company continues to be focused on the regulatory recovery of its investments by filing for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Item 8 - Note 20.

38 MDU Resources Group, Inc. Form 10-K

Part II

Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, as discussed in Items 1 and 2 - Business Properties. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed and placed into service the following organic growth projects in 2020 and 2019:
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
The pipeline segment is subject to extensive regulation including certain operational, environmental and system integrity regulations, as well as various permit terms and operational compliance conditions. In September 2019, the Pipeline and Hazardous Materials Safety Administration issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The segment has implemented procedure changes for the initial requirements and continues to evaluate procedure changes and implementation of physical modifications to existing facilities necessary for additional requirements effective July 1, 2021. The segment reviews and secures existing permits and easements, as well as new permits and easements as necessary, to meet current demand and future growth opportunities on an ongoing basis. Groups opposing pipelines could also cause negative impacts on the segment with increased costs, potential delays to project completion or cancellation of prospective projects.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

				2020 vs. 2019	2019 vs. 2018
Years ended December 31,	2020	2019	2018	% change	% change
	(Dollars in millions)
Operating revenues	$143.9	$140.4	$128.9	2.5%	8.9%
Operating expenses:
Operation and maintenance	59.9	63.1	62.2	(5.1)%	1.4%
Depreciation, depletion and amortization	21.7	21.2	17.9	2.4%	18.4%
Taxes, other than income	12.9	13.3	12.7	(3.0)%	4.7%
Total operating expenses	94.5	97.6	92.8	(3.2)%	5.2%
Operating income	49.4	42.8	36.1	15.4%	18.6%
Other income	2.9	1.2	1.0	141.7%	20.0%
Interest expense	7.6	7.2	5.9	5.6%	22.0%
Income before income taxes	44.7	36.8	31.2	21.5%	17.9%
Income tax expense	7.7	7.2	2.7	6.9%	166.7%
Net income	$37.0	$29.6	$28.5	25.0%	3.9%

MDU Resources Group, Inc. Form 10-K 39

Part II

Operating statistics	2020	2019	2018
Transportation volumes (MMdk)	438.6	429.7	351.5
Natural gas gathering volumes (MMdk)	8.6	13.9	14.9
Customer natural gas storage balance (MMdk):
Beginning of period	16.2	13.9	22.4
Net injection (withdrawal)	9.3	2.3	(8.5)
End of period	25.5	16.2	13.9
2020 compared to 2019 Pipeline earnings increased $7.4 million as a result of:
Revenues: Increase of $3.5 million, largely attributable to increased transportation volumes and demand revenue of $6.2 million largely from organic growth projects, as previously discussed, and increased storage-related revenues of $4.6 million as a result of stronger demand for storage services. Also contributing to the increase was additional revenues of $2.4 million primarily from increased rates effective May 1, 2019, due to the FERC rate case finalized in September 2019. These increases were partially offset by lower non-regulated project revenues of $5.3 million and lower volumes associated with the sale of the Company's natural gas gathering assets in 2020, as discussed later, and lower gathering rates resulting in a decrease in revenues of $4.3 million.
Operation and maintenance: Decrease of $3.2 million, primarily from decreased non-regulated project costs of $3.7 million associated with lower non-regulated project revenue and $1.5 million gain on the sale of the Company's non-regulated natural gas gathering assets in 2020, as discussed later, partially offset by higher payroll-related costs.
Depreciation, depletion and amortization: Increase of $500,000, primarily due to additional expense of $1.3 million associated with increased property, plant and equipment balances as a result of organic growth projects that have been placed into service, and higher depreciation rates effective May 1, 2019, due to the FERC rate case finalized in September 2019. The sale of the Company's natural gas gathering assets in 2020, as discussed later, reduced the increases by $1.5 million.
Taxes, other than income: Decrease of $400,000 driven by the sale of the Company's natural gas gathering assets, partially offset by higher property taxes in certain jurisdictions of $300,000.
Other income: Increase of $1.7 million, as a result of higher AFUDC of $1.1 million, a positive impact of $700,000 related to the sale of the Company's regulated gathering assets and an out-of-period adjustment of $500,000 in the fourth quarter of 2020 related to previously overstated benefit plan expense, as discussed in Item 8 - Note 1. Partially offsetting these increases was the write-off of unrecovered gas costs and project expenses of $1.2 million.
Interest expense: Increase of $400,000, largely resulting from higher debt balances to finance organic growth projects, as previously discussed.
Income tax expense: Increase of $500,000, directly resulting from an increase in income before taxes, largely offset by the reversal of excess deferred taxes of $1.5 million associated with the sale of the Company's regulated natural gas gathering assets.
2019 compared to 2018 Pipeline earnings increased $1.1 million as a result of:
Revenues: Increase of $11.5 million, largely attributable to increased volumes of natural gas transported through its system as a result of organic growth projects, as previously discussed, and increased rates effective May 1, 2019, due to the FERC rate case finalized in September 2019.
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
Income tax expense: Increase of $4.5 million, primarily driven by the absence in 2019 of a $4.2 million income tax benefit recorded in 2018 related to the reversal of a regulatory liability recorded in 2017 based on a FERC final accounting order issued.
Outlook The Company continues to successfully manage the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. The Company experienced minor delays on capital and maintenance projects during the first quarter of 2020 but resumed project activities in the second quarter of 2020. Work has progressed on these projects as scheduled through the fourth quarter of 2020. The Company does not expect delays to its regulatory filings due to the pandemic.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the increased volumes of natural gas the Company transports through its system. Reduced global oil demand due to the COVID-19 pandemic and disagreements in oil supply levels between the Organization of the Petroleum Exporting Countries and other countries led to record low oil prices during the first quarter of 2020;

40 MDU Resources Group, Inc. Form 10-K

Part II

however, oil prices started to recover after the first quarter of 2020 as states and other countries started to reopen. Although low oil prices have slowed drilling activities and led to the shut-in of certain wells, producers continue to bring wells back online and the Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The national record levels of natural gas supply over the last few years have moderated the need for storage services and put downward pressure on natural gas prices and minimized price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices due to these circumstances, low natural gas prices provide growth opportunity for industrial supply related projects and seasonal pricing differentials provide opportunities for storage services.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. Construction is expected to begin in the second quarter of 2021 with an estimated in-service date late in 2021, which is dependent on regulatory and environmental permitting. On February 14, 2020, the Company filed with the FERC its application for this project. On July 28, 2020, the Company filed an amendment to its application with the FERC reflecting a decrease to the design capacity from 350 MMcf per day to 250 MMcf per day by reducing compression due to delays in forecasted growth levels of natural gas production in the Bakken region. Further, as a result of the forecasted Bakken oil and associated natural gas production delays driven by COVID-19 pandemic-related demand decreases and commodity price impacts, the Company negotiated adjustments to certain long-term customer commitments. A portion of the first-year committed volumes have been delayed one year and, through a combination of rate, volume and term adjustments, the overall project return profile remains unchanged and is expected to be accretive to earnings of the Company. These long-term take or pay customer contracts support the project at a design capacity of 250 MMcf per day, which can be readily expanded when forecasted growth levels rebound. On December 17, 2020, the FERC issued its environment assessment for the project. FERC approval of the project is anticipated in early 2021.
In December 2019, the Company entered into a purchase and sale agreement to divest of the Company's regulated natural gas gathering assets located in Montana and North Dakota, which included approximately 400 miles of natural gas gathering pipelines and associated compression and ancillary facilities. On January 8, 2020, the Company filed an application with the FERC to authorize abandonment by sale of the assets and received FERC approval on April 2, 2020. The sale closed in April 2020 with an effective date of January 1, 2020. Pursuant to the FERC's approval of the abandonment by sale, the proposed accounting treatment was filed with the FERC in October 2020 and approved in November 2020.
In October 2020, the Company entered into a purchase and sale agreement to divest of the Company's non-regulated natural gas gathering assets located in northern Montana, which included approximately 800 miles of natural gas gathering pipelines and associated compression and ancillary facilities. The sale closed in November 2020 with an effective date of December 1, 2020. With the completion of this sale, the Company has exited the natural gas gathering business.
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
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, liquid asphalt, asphalt concrete, ready-mixed concrete and related products), complementing and expanding on the segment's expertise. The Company's continued acquisition activity supports this strategy.
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. In the fourth quarter of 2020, the Company acquired the assets of McMurry Ready-Mix Co., an aggregates and concrete supplier located in Casper, Wyoming. The acquisition included nearly 100 million tons of aggregate reserves. In the first quarter of 2019, the Company purchased additional aggregate deposits in Texas that were estimated to contain a 40-year supply of high-quality aggregates for projected local market needs. Also during 2019, the Company increased aggregate reserves by approximately 40 million tons largely due to strategic asset purchases.
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility in the cost of raw materials such as diesel fuel, gasoline, liquid asphalt, cement and steel. Such volatility can have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.

MDU Resources Group, Inc. Form 10-K 41

Part II

The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. The segment continues to face increasing pressure to control costs, as well as recruit and train a skilled workforce to meet the needs of increasing demand and seasonal work.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

				2020 vs. 2019	2019 vs. 2018
Years ended December 31,	2020	2019	2018	% change	% change
	(Dollars in millions)
Operating revenues	$2,178.0	$2,190.7	$1,925.9	(.6)%	13.7%
Cost of sales:
Operation and maintenance	1,733.1	1,798.3	1,601.7	(3.6)%	12.3%
Depreciation, depletion and amortization	84.8	74.3	59.0	14.1%	25.9%
Taxes, other than income	46.0	44.1	39.7	4.3%	11.1%
Total cost of sales	1,863.9	1,916.7	1,700.4	(2.8)%	12.7%
Gross margin	314.1	274.0	225.5	14.6%	21.5%
Selling, general and administrative expense:
Operation and maintenance	89.9	86.3	77.6	4.2%	11.2%
Depreciation, depletion and amortization	4.8	3.1	2.2	54.8%	40.9%
Taxes, other than income	4.9	4.6	4.3	6.5%	7.0%
Total selling, general and administrative expense	99.6	94.0	84.1	6.0%	11.8%
Operating income	214.5	180.0	141.4	19.2%	27.3%
Other income (expense)	.8	1.6	(3.1)	(50.0)%	151.6%
Interest expense	20.6	23.8	17.3	(13.4)%	37.6%
Income before income taxes	194.7	157.8	121.0	23.4%	30.4%
Income tax expense	47.4	37.4	28.4	26.7%	31.7%
Net income	$147.3	$120.4	$92.6	22.3%	30.0%

Operating statistics	2020	2019	2018
Sales (000's):
Aggregates (tons)	30,949	32,314	29,795
Asphalt (tons)	7,202	6,707	6,838
Ready-mixed concrete (cubic yards)	4,087	4,123	3,518
2020 compared to 2019 Construction materials and contracting's earnings increased $26.9 million as a result of:
Revenues: Decrease of $12.7 million driven by lower contracting revenues partially due to lower materials pricing as a result of decreased energy-related costs. This decrease was offset in part by higher material sales on most product lines due to an early start to the season, favorable weather conditions in certain regions and additional revenues associated with the businesses acquired.
Gross margin: Increase of $40.1 million, largely resulting from higher material revenues and margins and higher contracting margins. Asphalt and asphalt-related product margins increased $21.3 million overall. Strong pricing for ready-mixed concrete in most markets resulted in 1.9 percent higher margins. Contracting bid margins positively impacted gross margin by $6.5 million partially resulting from lower direct costs associated with having a longer construction season due to favorable weather conditions. The Company also benefited across all product lines from lower fuel costs. Partially offsetting these increases was lower gains on asset sales in certain regions of approximately $6.8 million.
Selling, general and administrative expense: Increase of $5.6 million, primarily related to higher payroll-related costs of $2.2 million and increased amortization of intangible assets associated with the businesses acquired.
Other income: Decrease of $800,000, largely the result of an out-of-period adjustment to benefit expense in the fourth quarter of 2020, as discussed in Item 8 - Note 1.
Interest expense: Decrease of $3.2 million, from lower average debt balances in 2020 along with lower average interest rates.
Income tax expense: Increase of $10.0 million directly resulting from an increase in income before taxes.
2019 compared to 2018 Construction materials and contracting's earnings increased $27.8 million as a result of:
Revenues: Increase of $264.8 million driven by higher contracting services and material sales due to strong economic environments in certain states, as well as additional material volumes associated with the businesses acquired.

42 MDU Resources Group, Inc. Form 10-K

Part II

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
Other income (expense): Increase of $4.7 million, largely the result of higher returns on the Company's benefit plan investments.
Interest expense: Increase of $6.5 million, largely resulting from higher debt balances as a result of recent acquisitions, capital expenditures and higher average interest rates.
Income tax expense: Increase of $9.0 million directly resulting from an increase in income before taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures for its employees that are not able to work from home and has experienced some inefficiencies and additional costs in relation to these measures but, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic. The Company will continue to monitor the demand for construction materials and contracting services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures. State and local mandates were issued in response to the COVID-19 pandemic requiring individuals to stay in place, leading to a reduction in fuel consumption in the United States, which directly reduces fuel tax collections. In addition, states, cities and counties across the country are experiencing low sales tax and other revenues as a result of the COVID-19 pandemic. The reduction in tax collections may impact funds available for public infrastructure projects, which in turn could have a material adverse impact on the Company's results of operations, financial position and cash flows. Meanwhile, a comprehensive infrastructure funding program, if adopted, by the United States Congress could positively impact the segment.
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
During 2020 and 2019, the Company made strategic asset purchases and completed several acquisitions that support the Company's long-term strategy to expand its market presence. In the first quarter of 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business located in Spokane, Washington. In the fourth quarter of 2020, the Company acquired the assets of McMurry Ready-Mix Co., an aggregates and concrete supplier located in Casper, Wyoming. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Item 8 - Note 4.
The construction materials and contracting segment's backlog remained strong at December 31, 2020, at $673 million, which was comparable to backlog at December 31, 2019, of $693 million. A significant portion of the Company's backlog relates to street and highway construction. The Company expects to complete a significant amount of backlog at December 31, 2020, during the next 12 months.
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

MDU Resources Group, Inc. Form 10-K 43

Part II

and complexity of customer capital programs. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase, possibly surpassing the supply of industry resources.
Earnings overview - The following information summarizes the performance of the construction services segment.

				2020 vs. 2019	2019 vs. 2018
Years ended December 31,	2020	2019	2018	% change	% change
	(In millions)
Operating revenues	$2,095.7	$1,849.3	$1,371.5	13.3%	34.8%
Cost of sales:
Operation and maintenance	1,747.5	1,555.4	1,150.4	12.4%	35.2%
Depreciation, depletion and amortization	15.7	15.0	14.3	4.7%	4.9%
Taxes, other than income	74.2	58.8	42.0	26.2%	40.0%
Total cost of sales	1,837.4	1,629.2	1,206.7	12.8%	35.0%
Gross margin	258.3	220.1	164.8	17.4%	33.6%
Selling, general and administrative expense:
Operation and maintenance	98.1	87.0	72.2	12.8%	20.5%
Depreciation, depletion and amortization	7.8	2.0	1.4	NM	42.9%
Taxes, other than income	4.8	4.7	4.4	2.1%	6.8%
Total selling, general and administrative expense	110.7	93.7	78.0	18.1%	20.1%
Operating income	147.6	126.4	86.8	16.8%	45.6%
Other income	2.0	1.9	1.1	5.3%	72.7%
Interest expense	4.1	5.3	3.6	(22.6)%	47.2%
Income before income taxes	145.5	123.0	84.3	18.3%	45.9%
Income tax expense	35.8	30.0	20.0	19.3%	50.0%
Net income	$109.7	$93.0	$64.3	18.0%	44.6%
*    NM - not meaningful

2020 compared to 2019 Construction services earnings increased $16.7 million as a result of:
Revenues: Increase of $246.4 million, primarily resulting from higher inside and outside specialty contracting workloads. Inside workloads contributed $127.2 million, or 10.0 percent more compared to 2019, largely from higher revenues of $71.4 million due to the addition of Perlectric, Inc. and increased customer demand for high-tech, hospitality and industrial projects. Outside workloads contributed $108.0 million, or 18.1 percent more compared to 2019, as a result of strong demand for utility projects including storm-related power line repair and wildfire restoration work.
Gross margin: Increase of $38.2 million, primarily from the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads.
Selling, general and administrative expense: Increase of $17.0 million, largely from increased costs of $8.3 million associated with the addition of PerLectric, Inc. operations, allowance for uncollectible accounts of $3.6 million, payroll-related costs of $3.1 million and office expenses.
Other income: Comparable to the prior year.
Interest expense: Decrease of $1.2 million, related to lower debt balances due to lower working capital needs as a result of payroll tax deferrals and increased cash collections.
Income tax expense: Increase of $5.8 million, directly resulting from an increase in income before taxes.
2019 compared to 2018 Construction services earnings increased $28.7 million as a result of:
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

44 MDU Resources Group, Inc. Form 10-K

Part II

Income tax expense: Increase of $10.0 million, directly resulting from an increase in income before taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. The Company has implemented safety and social distancing measures for its employees that are not able to work from home and has experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue business processes. The Company continues to bid and be awarded work despite the challenging economic environment, as evidenced by the strong backlog for the segment, as further discussed below. The Company also continues to monitor job progress and service work and has experienced some delays, cancellations and disruptions due to the pandemic. The Company will continue to monitor the demand for construction services as such services may be reduced by recessionary impacts of the pandemic as the traditional customers for these services reduce capital expenditures.
The Company continues to have bidding opportunities for both inside and outside specialty contracting work in 2021. Although bidding remains highly competitive in all areas, the Company expects the segment's skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects.
The construction services segment's backlog at December 31 was as follows:

	2020	2019
	(In millions)
Inside specialty contracting	$1,059	$908
Outside specialty contracting	214	236
	$1,273	$1,144
The increase in backlog at December 31, 2020, as compared to backlog at December 31, 2019, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly inside specialty electrical and mechanical contracting in the hospitality, high-tech and public industries. The Company's outside power, communications and natural gas specialty contracting also have a high volume of available work. The Company expects to complete a significant amount of the backlog at December 31, 2020, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the Company's backlog.
In support of the Company's strategic plan to grow through acquisitions, the Company acquired PerLectric, Inc., an electrical construction company in Fairfax, Virginia, in the first quarter of 2020. For more information on the Company's business combinations, see Item 8 - Note 4.
Other

				2020 vs. 2019	2019 vs. 2018
Years ended December 31,	2020	2019	2018	% change	% change
	(In millions)
Operating revenues	$11.9	$16.6	$11.3	(28.3)%	46.9%
Operating expenses:
Operation and maintenance	12.2	15.6	9.3	(21.8)%	67.7%
Depreciation, depletion and amortization	2.7	2.1	2.0	28.6%	5.0%
Taxes, other than income	.1	.1	.1	—%	—%
Total operating expenses	15.0	17.8	11.4	(15.7)%	56.1%
Operating loss	(3.1)	(1.2)	(.1)	(158.3)%	NM
Other income	.4	.9	1.0	(55.6)%	(10.0)%
Interest expense	.8	1.9	2.8	(57.9)%	(32.1)%
Loss before income taxes	(3.5)	(2.2)	(1.9)	(59.1)%	(15.8)%
Income tax benefit	(.4)	(.1)	(1.2)	NM	91.7%
Net loss	$(3.1)	$(2.1)	$(.7)	(47.6)%	NM
*    NM - not meaningful

Included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Other was negatively impacted in 2020 as a result of higher insurance claims as compared to 2019, whereas 2019 had higher insurance premiums which increased both operating revenues and operation and maintenance expense.

MDU Resources Group, Inc. Form 10-K 45

Part II

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

Years ended December 31,	2020	2019	2018
	(In millions)
Intersegment transactions:
Operating revenues	$77.0	$77.1	$64.3
Operation and maintenance	19.1	21.1	13.7
Purchased natural gas sold	57.9	56.0	50.6
For more information on intersegment eliminations, see Item 8 - Note 17.
Liquidity and Capital Commitments
At December 31, 2020, the Company had cash and cash equivalents of $59.6 million and available borrowing capacity of $736.3 million under the outstanding credit facilities of the Company's subsidiaries. During the first quarter of 2020, short-term capital markets were disrupted as a result of the COVID-19 pandemic. Consequently, the Company temporarily borrowed under its revolving credit agreements in addition to accessing the commercial paper markets and maintained higher than normal cash balances to ensure liquidity during this volatile period. At December 31, 2020, all borrowings under the revolving credit agreements for Montana-Dakota and Centennial had been repaid. The Company expects to meet its obligations for debt maturing within 12 months and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later in Capital resources; and the issuance of debt and equity securities if necessary.
Cash flows
Operating activities The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and are also affected by changes in working capital. Changes in cash flows for discontinued operations are related to the Company's former exploration and production and refining businesses.
Cash flows provided by operating activities in 2020 was $768.4 million compared to $542.3 million in 2019. The increase in cash flows provided by operating activities is reflective of the increased earnings across all businesses. The increase in cash flows provided by operating activities was largely driven by stronger collection of accounts receivable at the construction services business and decreased receivables at the construction materials and contracting business as compared to the prior period as a result of lower contracting revenues. Also contributing to the increase in cash flows provided by operating activities was the decrease in natural gas purchases in 2020 as a result of milder temperatures and lower gas costs and recovery of purchased gas cost adjustment balances at the natural gas distribution business. The Company also benefited from the deferral of payroll taxes related to the CARES Act and the absence of pension contributions at all of its businesses. Partially offsetting these increases was higher cash needs due to decreased bonus depreciation for tax purposes taken on qualified property in 2020 as compared to 2019 and a decrease in deferred taxes as a result of the purchased gas cost adjustment recorded in 2019.
Cash flows provided by operating activities in 2019 were $542.3 million compared to $499.9 million in 2018. The increase in cash flows provided by operating activities was largely driven by increased earnings from higher workloads at the construction businesses, which were partially offset by an increase in accounts receivable as a result of the higher workloads. Lower inventory balances due to higher workloads at the construction materials and contracting business in 2019 as compared to the increase in inventory balances in 2018 due to the activity of acquired businesses also contributed to the increase. Partially offsetting these increases were higher natural gas purchases including the effects of colder weather, higher gas costs and timing of collection of such balances from customers at the natural gas distribution business, as well as higher pension contributions at all of the businesses.
Investing activities Cash flows used in investing activities in 2020 were $630.2 million compared to $603.9 million in 2019. The increase in cash used was primarily related to additional cash needs for acquisition activity in 2020 compared to 2019 at the construction businesses, increased capital expenditures in 2020 at the electric business and lower proceeds on asset sales in 2020 at the construction materials and contracting business. Partially offsetting these increases were decreased capital expenditures in 2020 at the construction materials and contracting business, proceeds on the natural gas gathering asset sales at the pipeline business and higher proceeds on asset sales in 2020 at the construction services businesses.
Cash flows used in investing activities in 2019 was $603.9 million compared to $710.9 million in 2018. The decrease in cash used was primarily related to $112.1 million lower cash used in acquisition activity in 2019 compared to 2018 at the construction materials and contracting business and higher proceeds on asset sales at the construction businesses in 2019.
Financing activities Cash flows used in financing activities in 2020 was $145.1 million compared to cash flows provided by financing activities of $74.1 million in 2019. The change was largely the result of a decrease in net long-term and short-term debt borrowings in 2020 as compared to

46 MDU Resources Group, Inc. Form 10-K

Part II

2019 due to lower working capital needs. In addition, the Company had decreased net proceeds of $103.5 million in 2020 due to the absence of common stock issuance under its "at-the-market" offering and 401(k) plan.
Cash flows provided by financing activities in 2019 were $74.1 million compared to $230.4 million in 2018. The decrease in cash provided by financing activities was largely due to the higher repayment of long-term debt in 2019 on debt issued in 2018 for acquisitions at the construction materials and contracting business. The Company also borrowed and repaid short-term borrowings in 2019. Partially offsetting the decrease in cash provided by financing activities was the receipt of proceeds from the issuance of common stock. The Company issued common stock for net proceeds of $106.8 million under its "at-the-market" offering and 401(k) plan in 2019.
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. At December 31, 2020, the pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $53.5 million. Pretax pension income reflected in the Consolidated Statements of Income for the year ended December 31, 2020, was $684,000. Pretax pension expense reflected in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, was $2.5 million and $843,000, respectively. The Company's pension income is currently projected to be approximately $1.7 million in 2021. Funding for the pension plans is actuarially determined. The Company has no minimum funding requirements for its defined benefit pension plans for 2021 due to an additional contribution of $20.0 million in 2019. There were no minimum required contributions for the year ended December 31, 2020, and the minimum required contributions for the years ended December 31, 2019 and 2018, were approximately $4.9 million and $6.1 million, respectively. For more information on the Company's pension plans, see Item 8 - Note 18.
Capital expenditures
The Company's capital expenditures for 2018 through 2020 and as anticipated for 2021 through 2023 are summarized in the following table.

	Actual*			Estimated
	2018	2019	2020	2021	2022	2023
	(In millions)
Capital expenditures:
Electric	$186	$99	$115	$141	$182	$109
Natural gas distribution	206	207	193	215	225	188
Pipeline	70	71	62	230	74	110
Construction materials and contracting	280	190	191	189	154	150
Construction services	25	61	84	46	34	35
Other	2	8	3	5	4	3
Total capital expenditures	$769	$636	$648	$826	$673	$595
*    Capital expenditures for 2020, 2019 and 2018 include noncash transactions such as the issuance of the Company's equity securities in connection with acquisitions, capital expenditure-related accounts payable, AFUDC and accrual of holdback payments in connection with acquisitions totaling $(15.7) million, $4.8 million and $33.4 million, respectively.

The 2020 capital expenditures include the completed business combinations at the construction materials and contracting and construction services segments, as discussed in Item 8 - Note 4. The 2020 capital expenditures were funded by internal sources and borrowings under credit facilities and issuance of commercial paper of the Company's subsidiaries. The Company has included in the estimated capital expenditures for 2021 through 2023 the North Bakken Expansion project and construction of Heskett Unit 4, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for the years 2021 through 2023 include those for:
•System upgrades
•Routine replacements
•Service extensions
•Routine equipment maintenance and replacements
•Buildings, land and building improvements
•Pipeline and natural gas storage projects
•Power generation and transmission opportunities
•Environmental upgrades
•Other growth opportunities

MDU Resources Group, Inc. Form 10-K 47

Part II

The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. It is anticipated that all of the funds required for capital expenditures for the years 2021 through 2023 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities if necessary.
Capital resources
Certain debt instruments of the Company's subsidiaries, including those discussed later, contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at December 31, 2020. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Item 8 - Note 9.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at December 31, 2020:

Company	Facility	Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement (a)	$175.0		$87.7	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement	$100.0	(b)	$54.0	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement	$85.0	(d)	$41.9	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement (e)	$600.0		$37.9	$—		12/19/24
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
Total equity as a percent of total capitalization was 58 percent and 56 percent at December 31, 2020 and 2019, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. This ratio is an indicator of how the Company is financing its operations, as well as its financial strength. As of December 31, 2020, the Company had investment grade credit ratings at all entities issuing debt.
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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. The Distribution Agreement allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an “at-the-market” offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement. Proceeds from the sale of shares of common stock under the agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
The Company did not issue any shares of common stock for the year ended December 31, 2020, pursuant to the “at-the-market” offering. As of December 31, 2020, the Company had capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program. For more information on the Company's "at-the-market" offering, see Item 8 - Note 12.
Certain of the Company's debt instruments use LIBOR as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The Company has been proactive to anticipate the reform of LIBOR by replacing it with SOFR in certain of its new debt instruments, as well as those that are being renewed. The Company continues to evaluate the impact the reform will have on its debt instruments and, at this time, does not anticipate a significant impact.

48 MDU Resources Group, Inc. Form 10-K

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
On April 8, 2020, Montana-Dakota entered into a $75.0 million term loan agreement with a LIBOR-based variable interest rate and a maturity date of April 7, 2021. At December 31, 2020, Montana-Dakota had $50.0 million outstanding under this agreement. On February 16, 2021, Montana-Dakota repaid the remaining $50.0 million outstanding.
Cascade On June 7, 2019, Cascade amended its revolving credit agreement to increase the borrowing limit to $100.0 million and extend the maturity date to June 7, 2024. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
On June 15, 2020, Cascade issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2050 to June 15, 2060, at a weighted average interest rate of 3.66 percent.
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
WBI Energy Transmission On July 26, 2019, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to increase capacity to $300.0 million and extend the issuance period and expiration date to May 16, 2022. On December 16, 2020, WBI Energy Transmission issued $25.0 million of senior notes under the private shelf agreement with a maturity date of December 16, 2035, at an interest rate of 3.26 percent. WBI Energy Transmission had $195.0 million of notes outstanding at December 31, 2020, which reduced the remaining capacity under this uncommitted private shelf agreement to $105.0 million.
Dividend restrictions
For information on the Company's dividends and dividend restrictions, see Item 8 - Note 12.
Off balance sheet arrangements
As of December 31, 2020, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.

MDU Resources Group, Inc. Form 10-K 49

Part II

Contractual obligations and commercial commitments
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Item 8 - Notes 9, 10 and 21. At December 31, 2020, the Company's commitments under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$1.6	$225.9	$460.7	$1,530.7	$2,218.9
Estimated interest payments**	90.8	173.5	156.4	770.3	1,191.0
Operating leases	36.6	41.8	20.0	48.8	147.2
Purchase commitments	458.4	409.2	223.6	691.6	1,782.8
	$587.4	$850.4	$860.7	$3,041.4	$5,339.9
*    Unamortized debt issuance costs and discount are excluded from the table.
**    Represents the estimated interest payments associated with the Company's long-term debt outstanding at December 31, 2020, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.

At December 31, 2020, the Company had total liabilities of $446.9 million related to asset retirement obligations that are excluded from the table above. Of the total asset retirement obligations, the current portion was $6.6 million at December 31, 2020, and was included in other accrued liabilities on the Consolidated Balance Sheets. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 11.
Not reflected in the previous table are $1.3 million in uncertain tax positions at December 31, 2020.
The Company has no minimum funding requirements for its defined benefit pension plans for 2021 due to an additional contribution of $20.0 million in 2019.
The Company's MEPP contributions are based on union employee payroll, which cannot be determined in advance for future periods. The Company may also be required to make additional contributions to its MEPPs as a result of their funded status. For more information, see Item 1A - Risk Factors and Item 8 - Note 18.
New Accounting Standards
For information regarding new accounting standards, see Item 8 - Note 2, which is incorporated herein by reference.
Critical Accounting Estimates
The Company has prepared its financial statements in conformity with GAAP. The preparation of its financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors believed to be reasonable under the circumstances.
Critical accounting estimates are defined as estimates that require management to make assumptions about matters that are uncertain at the time the estimate was made and changes in the estimates could have a material impact on the Company's financial position or results of operations. The Company's critical accounting estimates are subject to judgments and uncertainties that affect the application of its significant accounting policies discussed in Item 8 - Note 2. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of the following critical accounting estimates.
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
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Item 8 - Note 17. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the

50 MDU Resources Group, Inc. Form 10-K

Part II

amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2020, 2019 and 2018, there were no impairment losses recorded. At October 31, 2020, the fair value substantially exceeded the carrying value at all reporting units.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, amount and timing of estimated capital expenditures, inflation rates, risk adjusted capital cost, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the risk adjusted capital cost at each reporting unit. Risk adjusted capital cost, which varies by reporting unit and was in the range of 4 percent to 8 percent, was utilized in the goodwill impairment test performed in the fourth quarter of 2020. The goodwill impairment test also utilized a long-term growth rate projection, which varies by reporting unit and was in the range of approximately 1 percent to 3 percent, in the goodwill impairment test performed in the fourth quarter of 2020. Under the market approach, the Company estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information.
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
Regulatory accounting
The Company is subject to rate regulation by state public service commissions and/or the FERC. The Company's regulated businesses account for certain income and expense items under the provisions of regulatory accounting, which require these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively, based on the expected regulatory treatment in future rates. Regulatory assets generally represent incurred or accrued costs that have been deferred and are expected to be recovered in rates charged to customers. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs.
Management continually assesses the likelihood of recovery in future rates of incurred costs and refunds to customers associated with regulatory assets and liabilities. Decisions made by the various regulatory agencies can directly impact the amount and timing of these items. Therefore, expected recovery or flowback of these deferred items generally is based on specific ratemaking decisions or precedent for each item. If future recovery of costs is no longer probable, the Company would be required to include those costs in the statement of income or accumulated other comprehensive income (loss) in the period in which it is no longer deemed probable. The Company believes that the accounting subject to rate regulation remains appropriate and its regulatory assets are probable of recovery in current rates or in future rate proceedings. At December 31, 2020 and 2019, the Company's regulatory assets were $447.9 million and $417.4 million, respectively, and regulatory liabilities were $459.5 million and $490.3 million, respectively.

MDU Resources Group, Inc. Form 10-K 51

Part II

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
The Company recognizes construction contract revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Inasmuch as contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on the Company's results of operations, financial position and cash flows. For the years ended December 31, 2020 and 2019, the Company's total construction contract revenue was $3.1 billion and $2.8 billion, respectively.
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
The Company makes various assumptions when determining plan costs, including the current discount rates and the expected long-term return on plan assets, the rate of compensation increases, actuarially determined mortality data and health care cost trend rates. In selecting the expected long-term return on plan assets, which is considered to be one of the key variables in determining benefit expense or income, the Company considers historical returns, current market conditions, the mix of investments and expected future market trends, including changes in interest rates and

52 MDU Resources Group, Inc. Form 10-K

Part II

equity and bond market performance. Another key variable in determining benefit expense or income is the discount rate. In selecting the discount rate, the Company matches forecasted future cash flows of the pension and postretirement plans to a yield curve which consists of a hypothetical portfolio of high-quality corporate bonds with varying maturity dates, as well as other factors, as a basis. The Company's pension and other postretirement benefit plan assets are primarily made up of equity and fixed-income investments. Fluctuations in actual equity and bond market returns, as well as changes in general interest rates, may result in increased or decreased pension and other postretirement benefit costs in the future. Management estimates the rate of compensation increase based on long-term assumed wage increases and the health care cost trend rates are determined by historical and future trends. The Company estimates that a 50-basis point decrease in the discount rate or in the expected return on plan assets would each increase expense by approximately $2.0 million (after-tax) for the year ended December 31, 2020.
The Company believes the estimates made for its pension and other postretirement benefits are reasonable based on the information that is known when the estimates are made. These estimates and assumptions are subject to a number of variables and are expected to change in the future. Estimates and assumptions will be affected by changes in the discount rate, the expected long-term return on plan assets, the rate of compensation increase and health care cost trend rates. The Company plans to continue to use its current methodologies to determine plan costs. For more information on the assumptions used in determining plan costs, see Item 8 - Note 18.
Income taxes
The Company is required to make judgments regarding the potential tax effects of various financial transactions and ongoing operations to estimate the Company's obligation to taxing authorities. These tax obligations include income, real estate, franchise and sales/use taxes. Judgments related to income taxes require the recognition in the Company's financial statements that a tax position is more-likely-than-not to be sustained on audit.
Judgment and estimation is required in developing the provision for income taxes and the reporting of tax-related assets and liabilities and, if necessary, any valuation allowances. The interpretation of tax laws can involve uncertainty, since tax authorities may interpret such laws differently. Actual income tax could vary from estimated amounts and may result in favorable or unfavorable impacts to net income, cash flows and tax-related assets and liabilities. In addition, the effective tax rate may be affected by other changes including the allocation of property, payroll and revenues between states.
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
Adjusted gross margin includes operating revenues less the cost of electric fuel and purchased power, purchased natural gas sold and certain taxes, other than income. These taxes, other than income, included as a reduction to adjusted gross margin relate to revenue taxes. These segments pass on to their customers the increases and decreases in the wholesale cost of power purchases, natural gas and other fuel supply costs in accordance with regulatory requirements. As such, the segments' revenues are directly impacted by the fluctuations in such commodities. Revenue taxes, which are passed back to customers, fluctuate with revenues as they are calculated as a percentage of revenues. For these reasons, period over period, the segments' operating income (loss) is generally not impacted. The Company's management believes the adjusted gross margin is a useful supplemental financial measure as these items are included in both operating revenues and operating expenses. The Company's management also believes that adjusted gross margin and the remaining operating expenses that calculate operating income (loss) are useful to investors in assessing the Company's utility performance as management has the ability to influence control over the remaining operating expenses.

MDU Resources Group, Inc. Form 10-K 53

Part II

The following information reconciles operating income to adjusted gross margin for the electric segment.

Years ended December 31,	2020	2019	2018
	(In millions)
Operating income	$63.4	$64.0	$65.2
Adjustments:
Operating expenses:
Operation and maintenance	121.3	125.7	123.0
Depreciation, depletion and amortization	63.0	58.7	51.0
Taxes, other than income	16.8	16.1	14.5
Total adjustments	201.1	200.5	188.5
Adjusted gross margin	$264.5	$264.5	$253.7
The following information reconciles operating income to adjusted gross margin for the natural gas distribution segment.

Years ended December 31,	2020	2019	2018
	(In millions)
Operating income	$73.1	$69.2	$72.3
Adjustments:
Operating expenses:
Operation and maintenance	185.4	185.0	173.4
Depreciation, depletion and amortization	84.6	79.6	72.5
Taxes, other than income	24.6	23.5	21.7
Total adjustments	294.6	288.1	267.6
Adjusted gross margin	$367.7	$357.3	$339.9
Effects of Inflation
Inflation did not have a significant effect on the Company's operations in 2020, 2019 or 2018.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with commodity prices and interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures, including acquisitions, and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by taking advantage of market conditions when timing the placement of long-term financing. The Company from time to time has utilized interest rate swap agreements to manage a portion of the Company's interest rate risk and may take advantage of such agreements in the future to minimize such risk. For additional information on the Company's long-term debt, see Item 8 - Notes 8 and 9. At December 31, 2020 and 2019, the Company had no outstanding interest rate hedges.
The following table shows the amount of long-term debt, which excludes unamortized debt issuance costs and discount, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$1.6	$148.0	$77.9	$61.4	$177.8	$1,530.7	$1,997.4	$2,321.6
Weighted average interest rate	1.1%	4.5%	3.7%	4.2%	4.0%	4.5%	4.4%
Variable rate	$—	$—	$—	$221.5	$—	$—	$221.5	$221.5
Weighted average interest rate	—%	—%	—%	1.0%	—%	—%	1.0%
Commodity price risk
The Company enters into commodity price derivative contracts to minimize the price volatility associated with natural gas costs at its natural gas distribution segment. At December 31, 2020 and 2019, these contracts were not material. For more information on the Company's derivatives, see Item 8 - Note 2.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ David L. Goodin	/s/ Jason L. Vollmer

David L. Goodin	Jason L. Vollmer
President and Chief Executive Officer	Vice President and Chief Financial Officer

MDU Resources Group, Inc. Form 10-K 55

Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue from Contracts with Customers-Construction Contract Revenue-Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes construction contract revenue over time using an input method based on the cost-to-cost measure of progress as it best depicts the transfer of assets to the customer. Under this method of measuring progress, costs incurred are compared with total estimated costs of the performance obligation and revenues are recorded proportionately to the costs incurred. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods or services. For the year ended December 31, 2020, the Company recognized $3.1 billion of construction contract revenue.
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
•We tested the design and operating effectiveness of management's controls over construction contract revenue, including those over management’s estimation of total costs and profit for the performance obligations.

56 MDU Resources Group, Inc. Form 10-K

Part II

•We developed an expectation of the amount of construction contract revenues for certain performance obligations based on prior year markups, and taking into account current year events, applied to the construction contract costs in the current year and compared our expectation to the amount of construction contract revenues recorded by management.
•We selected a sample of construction contracts and performed the following:
•Evaluated whether the contracts were properly included in management’s calculation of construction contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
•Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
•Evaluated management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
•Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
•Evaluated the estimates of total cost and profit for the performance obligation by:
◦Comparing total costs incurred to date to the costs management estimated to be incurred to date and selecting specific cost types to compare costs incurred to date to management's estimated costs at completion.
◦Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.
◦Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
•Tested the mathematical accuracy of management’s calculation of construction contract revenue for the performance obligation.
•We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
Regulatory Matters-Impact of Rate Regulation on the Financial Statements-Refer to Notes 2 and 20 to the financial statements
Critical Audit Matter Description
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
•We tested the design and operating effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets; and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

MDU Resources Group, Inc. Form 10-K 57

Part II

•We read relevant regulatory orders issued by the Commissions for the Company and other public utilities in the Company’s significant jurisdictions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery, or a future reduction in rates.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 19, 2021

We have served as the Company's auditor since 2002.

58 MDU Resources Group, Inc. Form 10-K

Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 19, 2021

MDU Resources Group, Inc. Form 10-K 59

Part II

Consolidated Statements of Income

Years ended December 31,	2020	2019	2018
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$1,249,146	$1,279,304	$1,213,227
Non-regulated pipeline, construction materials and contracting, construction services and other	4,283,604	4,057,472	3,318,325
Total operating revenues	5,532,750	5,336,776	4,531,552
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	353,184	356,132	340,331
Non-regulated pipeline, construction materials and contracting, construction services and other	3,675,078	3,539,162	2,915,790
Total operation and maintenance	4,028,262	3,895,294	3,256,121
Purchased natural gas sold	390,269	421,545	404,153
Depreciation, depletion and amortization	285,100	256,017	220,205
Taxes, other than income	217,253	196,143	168,638
Electric fuel and purchased power	66,941	86,557	80,712
Total operating expenses	4,987,825	4,855,556	4,129,829
Operating income	544,925	481,220	401,723
Other income (expense)	26,711	15,812	(238)
Interest expense	96,519	98,587	84,614
Income before income taxes	475,117	398,445	316,871
Income taxes	84,590	63,279	47,485
Income from continuing operations	390,527	335,166	269,386
Income (loss) from discontinued operations, net of tax	(322)	287	2,932
Net income	$390,205	$335,453	$272,318
Earnings per share - basic:
Income from continuing operations	$1.95	$1.69	$1.38
Discontinued operations, net of tax	—	—	.01
Earnings per share - basic	$1.95	$1.69	$1.39
Earnings per share - diluted:
Income from continuing operations	$1.95	$1.69	$1.38
Discontinued operations, net of tax	—	—	.01
Earnings per share - diluted	$1.95	$1.69	$1.39
Weighted average common shares outstanding - basic	200,502	198,612	195,720
Weighted average common shares outstanding - diluted	200,571	198,626	196,150
The accompanying notes are an integral part of these consolidated financial statements.

60 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Statements of Comprehensive Income

Years ended December 31,	2020	2019	2018
	(In thousands)
Net income	$390,205	$335,453	$272,318
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $145, $(140) and $429 in 2020, 2019 and 2018, respectively	446	731	162
Postretirement liability adjustment:
Postretirement liability gains (losses) arising during the period, net of tax of $(2,606), $(2,012) and $1,471 in 2020, 2019 and 2018, respectively	(8,395)	(6,151)	4,441
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $630, $476 and $721 in 2020, 2019 and 2018, respectively	1,922	1,486	2,173
Postretirement liability adjustment	(6,473)	(4,665)	6,614
Foreign currency translation adjustment:
Foreign currency translation adjustment recognized during the period, net of tax of $0, $0 and $(14) in 2020, 2019 and 2018, respectively	—	—	(61)
Reclassification adjustment for foreign currency translation adjustment included in net income, net of tax of $0, $0 and $75 in 2020, 2019 and 2018, respectively	—	—	249
Foreign currency translation adjustment	—	—	188
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $0, $35 and $(38) in 2020, 2019 and 2018, respectively	(1)	134	(144)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $14, $10 and $35 in 2020, 2019 and 2018, respectively	52	40	131
Net unrealized gain (loss) on available-for-sale investments	51	174	(13)
Other comprehensive income (loss)	(5,976)	(3,760)	6,951
Comprehensive income attributable to common stockholders	$384,229	$331,693	$279,269
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 61

Part II

Consolidated Balance Sheets

December 31,	2020	2019
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$59,547	$66,459
Receivables, net	873,986	836,605
Inventories	291,167	278,407
Current regulatory assets	68,527	63,613
Prepayments and other current assets	44,120	52,617
Total current assets	1,337,347	1,297,701
Noncurrent assets:
Property, plant and equipment	8,300,770	7,908,628
Less accumulated depreciation, depletion and amortization	3,133,831	2,991,486
Net property, plant and equipment	5,166,939	4,917,142
Goodwill	714,963	681,358
Other intangible assets, net	25,496	15,246
Regulatory assets	379,381	353,784
Investments	165,022	148,656
Operating lease right-of-use assets	120,113	115,323
Other	144,111	153,849
Total noncurrent assets	6,716,025	6,385,358
Total assets	$8,053,372	$7,683,059
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$50,000	$—
Long-term debt due within one year	1,555	16,540
Accounts payable	426,264	403,391
Taxes payable	88,844	48,970
Dividends payable	42,611	41,580
Accrued compensation	90,629	99,269
Regulatory liabilities due within one year	31,450	42,935
Operating lease liabilities due within one year	33,655	31,664
Other accrued liabilities	198,514	182,078
Total current liabilities	963,522	866,427
Noncurrent liabilities:
Long-term debt	2,211,575	2,226,567
Deferred income taxes	516,098	506,583
Regulatory liabilities	428,075	447,370
Asset retirement obligations	440,356	413,298
Operating lease liabilities	86,868	83,742
Other	327,773	291,826
Total noncurrent liabilities	4,010,745	3,969,386
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 201,061,198 at December 31, 2020 and 200,922,790 at December 31, 2019	201,061	200,923
Other paid-in capital	1,371,385	1,355,404
Retained earnings	1,558,363	1,336,647
Accumulated other comprehensive loss	(48,078)	(42,102)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total stockholders' equity	3,079,105	2,847,246
Total liabilities and stockholders' equity	$8,053,372	$7,683,059
The accompanying notes are an integral part of these consolidated financial statements.

62 MDU Resources Group, Inc. Form 10-K

Part II

Consolidated Statements of Equity

Years ended December 31, 2020, 2019 and 2018
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total

At December 31, 2017	195,843,297	$195,843	$1,233,412	$1,040,748	$(37,334)	(538,921)	$(3,626)	$2,429,043
Cumulative effect of adoption of ASC 606	—	—	—	(970)	—	—	—	(970)
Adjusted Balance at January 1,2018	195,843.297	195,843	1,233,412	1,039,778	(37,334)	(538.921)	(3,626)	2,428,073
Net income	—	—	—	272,318	—	—	—	272,318
Other comprehensive income	—	—	—	—	6,951	—	—	6,951
Reclassification of certain prior period tax effects from accumulated other comprehensive loss	—	—	—	7,959	(7,959)	—	—	—
Dividends declared on common stock	—	—	—	(156,453)	—	—	—	(156,453)
Stock-based compensation	—	—	5,060	—	—	—	—	5,060
Repurchase of common stock	—	—	—	—	—	(182,424)	(5,020)	(5,020)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,350)	—	—	182,424	5,020	(2,330)
Issuance of common stock	721,610	722	17,454	—	—	—	—	18,176
At December 31, 2018	196,564,907	196,565	1,248,576	1,163,602	(38,342)	(538,921)	(3,626)	2,566,775
Net Income	—	—	—	335,453	—	—	—	335,453
Other comprehensive loss	—	—	—	—	(3,760)	—	—	(3,760)
Dividends declared on common stock	—	—	—	(162,408)	—	—	—	(162,408)
Stock-based compensation	—	—	7,353	—	—	—	—	7,353
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	246,214	246	(3,261)	—	—	—	—	(3,015)
Issuance of common stock	4,111,669	4,112	102,736	—	—	—	—	106,848
At December 31, 2019	200,922,790	200,923	1,355,404	1,336,647	(42,102)	(538,921)	(3,626)	2,847,246
Net income	—	—	—	390,205	—	—	—	390,205
Other comprehensive loss	—	—	—	—	(5,976)	—	—	(5,976)
Dividends declared on common stock	—	—	—	(168,489)	—	—	—	(168,489)
Stock-based compensation	—	—	13,096	—	—	—	—	13,096
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,273	—	—	—	—	3,385
At December 31, 2020	201,061,198	$201,061	$1,371,385	$1,558,363	$(48,078)	(538,921)	$(3,626)	$3,079,105
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 63

Part II

Consolidated Statements of Cash Flows

Years ended December 31,	2020	2019	2018
	(In thousands)
Operating activities:
Net income	$390,205	$335,453	$272,318
Income (loss) from discontinued operations, net of tax	(322)	287	2,932
Income from continuing operations	390,527	335,166	269,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	285,100	256,017	220,205
Deferred income taxes	(1,801)	63,415	59,735
Changes in current assets and liabilities, net of acquisitions:
Receivables	7,796	(104,374)	28,234
Inventories	(7,221)	9,331	(46,796)
Other current assets	31,601	(38,283)	(31,814)
Accounts payable	15,955	30,079	21,109
Other current liabilities	35,591	51,278	22,285
Other noncurrent changes	12,201	(60,813)	(38,521)
Net cash provided by continuing operations	769,749	541,816	503,823
Net cash provided by (used in) discontinued operations	(1,375)	464	(3,942)
Net cash provided by operating activities	768,374	542,280	499,881
Investing activities:
Capital expenditures	(558,007)	(576,065)	(568,230)
Acquisitions, net of cash acquired	(105,979)	(55,597)	(167,692)
Net proceeds from sale or disposition of property and other	35,557	29,812	26,100
Investments	(1,814)	(2,011)	(2,321)
Net cash used in continuing operations	(630,243)	(603,861)	(712,143)
Net cash provided by discontinued operations	—	—	1,236
Net cash used in investing activities	(630,243)	(603,861)	(710,907)
Financing activities:
Issuance of short-term borrowings	75,000	169,977	—
Repayment of short-term borrowings	(25,000)	(170,000)	—
Issuance of long-term debt	116,973	599,455	566,829
Repayment of long-term debt	(148,634)	(468,917)	(174,520)
Proceeds from issuance of common stock	3,385	106,848	—
Payments of stock issuance costs	—	—	(10)
Dividends paid	(166,405)	(160,256)	(154,573)
Repurchase of common stock	—	—	(5,020)
Tax withholding on stock-based compensation	(362)	(3,015)	(2,330)
Net cash provided by (used in) financing activities	(145,043)	74,092	230,376
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)
Increase (decrease) in cash and cash equivalents	(6,912)	12,511	19,349
Cash and cash equivalents - beginning of year	66,459	53,948	34,599
Cash and cash equivalents - end of year	$59,547	$66,459	$53,948
The accompanying notes are an integral part of these consolidated financial statements.

64 MDU Resources Group, Inc. Form 10-K

Part II

Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation
The abbreviations and acronyms used throughout are defined following the Notes to Consolidated Financial Statements. The consolidated financial statements of the Company include the accounts of the following businesses: electric, natural gas distribution, pipeline, construction materials and contracting, construction services and other. The electric and natural gas distribution businesses, as well as a portion of the pipeline business, are regulated. Construction materials and contracting, construction services and the other businesses, as well as a portion of the pipeline business, are non-regulated. For further descriptions of the Company's businesses, see Note 17.
On January 2, 2019, the Company announced the completion of the Holding Company Reorganization, which resulted in Montana-Dakota becoming a subsidiary of the Company. The purpose of the reorganization was to make the public utility division into a subsidiary of the holding company, just as the other operating companies are wholly owned subsidiaries.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak as a national emergency. Governmental restrictions and guidelines implemented to control the spread of COVID-19 reduced commercial and interpersonal activity throughout the Company's areas of operation. Most of the Company's products and services are considered essential and accordingly operations have been generally allowed to continue. The Company has experienced some inefficiency impacts, including operation suspensions and interruptions at some locations to carry out preventive measures or in response to instances of positive tests or quarantines. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the twelve months ended December 31, 2020, and determined there were no material adverse impacts.
In the first quarter of 2020, the Company recorded an out-of-period adjustment to correct the recognition of revenue on a construction contract, which was the result of an overstatement of operating revenue and receivables of $7.7 million and an understatement of operating expense and accounts payable of $1.2 million in the year ended December 31, 2019. This adjustment resulted in an after-tax reduction to net income of $6.7 million in the first quarter of 2020. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim and annual consolidated financial statements and the adjustment was not material to the three months ended March 31, 2020, or the twelve months ended December 31, 2020.
In the fourth quarter of 2020, the Company recorded an out-of-period adjustment to correct the recognition of net periodic benefit cost and other comprehensive income associated with the Company's benefit plans, which was the result of the previous overstatement of benefit plan expenses of $6.5 million, understatement of accumulated other comprehensive loss of $2.7 million and overstatement of regulatory liabilities of $3.8 million from 2006 through 2020. This adjustment resulted in an after-tax increase to net income of $4.4 million in the fourth quarter of 2020. The Company evaluated the impact of the out-of-period adjustment, individually and in the aggregate with the previously mentioned out-of-period adjustment, and concluded it was not material to any previously issued interim and annual consolidated financial statements and the adjustment was not material to the three and twelve months ended December 31, 2020.
Effective January 1, 2020, the Company adopted the requirements of the ASU on the measurement of credit losses on certain financial instruments following a modified retrospective approach, as further discussed in Note 2. As such, results for reporting periods beginning on January 1, 2020, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting. The Company's adoption of this guidance did not have a material impact on its financial reporting.
The assets and liabilities of the Company's discontinued operations have been classified as held for sale and are included in prepayments and other current assets, noncurrent assets - other and other accrued liabilities on the Consolidated Balance Sheets and are not material to the financial statements for any period presented. The results and supporting activities are shown in income (loss) from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
Management has also evaluated the impact of events occurring after December 31, 2020, up to the date of issuance of these consolidated financial statements.
Principles of consolidation
The consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain transactions related to the Company's regulated operations in accordance with GAAP. For more information on intercompany revenues, see Note 17.
The statements also include the Company's ownership interests in the assets, liabilities and expenses of jointly owned electric transmission and generating facilities. See Note 19 for additional information.

MDU Resources Group, Inc. Form 10-K 65

Part II

Use of estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; aggregate reserves; property depreciable lives; tax provisions; revenue recognized using the cost-to-cost measure of progress for contracts; expected credit losses; environmental and other loss contingencies; regulatory assets expected to be recovered in rates charged to customers; costs on construction contracts; unbilled revenues; actuarially determined benefit costs; asset retirement obligations; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Note 2 - Significant Accounting Policies
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
The Company formed an implementation team to review and assess existing financial assets to identify and evaluate the financial assets subject to the new current expected credit loss model. The Company assessed the impact of the guidance on its processes and internal controls and has identified and updated existing internal controls and processes to ensure compliance with the new guidance; such modifications were deemed insignificant. During the assessment phase, the Company identified the complete portfolio of assets subject to the current expected credit loss model. The Company determined the guidance did not have a material impact on its results of operations, financial position, cash flows or disclosures and did not record a material cumulative effect adjustment upon adoption. See Receivables and allowance for expected credit losses within this note for additional information on the Company's expected credit losses.
ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued guidance on modifying the disclosure requirements on fair value measurements as part of the disclosure framework project. The guidance modified, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removed, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. The Company adopted the guidance on January 1, 2020, and determined it did not have a material impact on its disclosures.
Recently issued accounting standards not yet adopted
ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued guidance on modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans as part of the disclosure framework project. The guidance removed disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and added disclosure requirements identified as relevant. The guidance added, among other things, the requirement to include an explanation for significant gains and losses related to changes in benefit obligations for the period. The guidance removed, among other things, the disclosure requirement to disclose the amount of net periodic benefit costs to be amortized over the next fiscal year from accumulated other comprehensive income (loss) and the effects a one percentage point change in assumed health care cost trend rates will have on certain benefit components. The guidance was effective for the Company on January 1, 2021, and must be applied on a retrospective basis. The Company determined the new guidance will not materially impact its consolidated financial statement disclosures.
ASU 2019-12 - Simplifying the Accounting for Income Taxes In December 2019, the FASB issued guidance on simplifying the accounting for income taxes by removing certain exceptions in ASC 740 and providing simplification amendments. The guidance removed exceptions on intraperiod tax allocations and reporting and provided simplification on accounting for franchise taxes, tax basis goodwill and tax law changes. The Company adopted the guidance on January 1, 2021, and determined it did not have a material impact on its results of operations, financial position, cash flows and disclosures.
ASU 2020-04 - Reference Rate Reform In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to be retired with a full phase-out by the end of 2021 and replaced by new reference rates, which includes SOFR. The guidance can be applied beginning in the interim period that includes March 12, 2020, and cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.

66 MDU Resources Group, Inc. Form 10-K

Part II

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
The pipeline segment generates revenue from providing natural gas transportation, gathering and underground storage services, as well as other energy-related services to both third parties and internal customers, largely the natural gas distribution segment. The pipeline segment establishes a contract with a customer based upon the customer’s request for firm or interruptible natural gas transportation, storage or gathering service(s). The contract identifies an obligation for the segment to provide the requested service(s) in exchange for consideration from the customer over a specified term. Depending on the type of service(s) requested and contracted, the service provided may include transporting, gathering or storing an identified quantity of natural gas and/or standing ready to deliver or store an identified quantity of natural gas. Natural gas transportation, gathering and storage revenues are based on fixed rates, which may include reservation fees and/or per-unit commodity rates. The services provided by the segment are generally treated as single performance obligations satisfied over time simultaneous to when the service is provided and revenue is recognized. Rates for the segment’s regulated services are based on its FERC approved tariff or customer negotiated rates, and rates for its non-regulated services are negotiated with its customers and set forth in the contract. For contracts governed by the company’s tariff, amounts are billed on or before the ninth business day of the following month and the amount is due within 12 days of receipt of the invoice. For gathering contracts not governed by the tariff, amounts are due within 20 days of invoice receipt. For other contracts not governed by the tariff, payment terms are net 30 days. At this time, the segment has no material obligations for returns, refunds or other similar obligations.
The construction materials and contracting segment generates revenue from contracting services and construction materials sales. This segment focuses on the vertical integration of its contracting services with its construction materials to support the aggregate-based product lines. This segment provides contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which the Company evaluates to determine whether a separate performance obligation exists. The transaction price is the original contract price plus any subsequent change orders and variable consideration. Examples of variable consideration that exist in this segment's contracts include liquidated damages; performance bonuses or incentives and penalties; claims; unapproved/unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the most likely amount of consideration the Company expects to be entitled to or expects to incur. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project. This is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. This segment also sells construction materials to third parties and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within 30 days of receipt. There are no material obligations for returns, refunds or other similar obligations.

MDU Resources Group, Inc. Form 10-K 67

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
Legal costs
The Company expenses external legal fees as they are incurred.
Business combinations
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
Receivables and allowance for expected credit losses
Receivable consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 3. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $43.9 million and $46.7 million at December 31, 2020 and 2019, respectively.
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
The Company conducted additional analysis of its receivables and allowance for expected credit losses due to the impacts of COVID-19. As more customer balances enter arrears, further analysis supported increasing the uncollectible factors used in determining the expected credit losses of certain segments during 2020. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.

68 MDU Resources Group, Inc. Form 10-K

Part II

Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At January 1, 2020	$328	$1,056	$—	$5,357	$1,756	$8,497
Current expected credit loss provision	1,517	3,187	2	1,447	4,832	10,985
Less write-offs charged against the allowance	1,289	2,511	—	640	866	5,306
Credit loss recoveries collected	343	839	—	—	—	1,182
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
The Company's allowance for doubtful accounts at December 31, 2019, was $8.5 million.
Receivables also consist of accrued unbilled revenue representing revenues recognized in excess of amounts billed. Accrued unbilled revenue at MDU Energy Capital was $94.0 million and $100.8 million at December 31, 2020 and 2019, respectively.
Amounts representing balances billed but not paid by customers under retainage provisions in contracts at December 31 were as follows:

	2020	2019
	(In thousands)
Short-term retainage*	$100,054	$75,590
Long-term retainage**	2,761	14,228
Total retainage	$102,815	$89,818
*    Expected to be paid within 12 months or less and included in receivables, net.
**    Included in noncurrent assets - other.

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

	2020	2019
	(In thousands)
Aggregates held for resale	$175,782	$147,723
Asphalt oil	28,238	41,912
Materials and supplies	25,142	22,512
Merchandise for resale	21,087	22,232
Natural gas in storage (current)	21,919	22,058
Other	18,999	21,970
Total	$291,167	$278,407
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.5 million and $48.4 million at December 31, 2020 and 2019, respectively.

MDU Resources Group, Inc. Form 10-K 69

Part II

Property, plant and equipment
Additions to property, plant and equipment are recorded at cost. When regulated assets are retired, or otherwise disposed of in the ordinary course of business, the original cost of the asset is charged to accumulated depreciation. With respect to the retirement or disposal of all other assets, the resulting gains or losses are recognized as a component of income. The Company is permitted to capitalize AFUDC on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, on certain construction projects associated with its other operations. The amount of AFUDC for the years ended December 31 was as follows:

	2020	2019	2018
	(In thousands)
AFUDC - borrowed	$2,640	$2,807	$2,290
AFUDC - equity	$1,270	$698	$1,897
Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets, except for depletable aggregate reserves, which are depleted based on the units-of-production method. The Company collects removal costs for plant assets in regulated utility rates. These amounts are recorded as regulatory liabilities on the Consolidated Balance Sheets.
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
No significant impairment losses were recorded in 2020, 2019 or 2018. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.
Regulatory assets and liabilities
The Company's regulated businesses are subject to various state and federal agency regulations. The accounting policies followed by these businesses are generally subject to the Uniform System of Accounts of the FERC as well as the provisions of ASC 980 - Regulated Operations. These accounting policies differ in some respects from those used by the Company's non-regulated businesses.
The Company's regulated businesses account for certain income and expense items under the provisions of regulatory accounting, which requires these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively. The Company records regulatory assets or liabilities at the time the Company determines the amounts to be recoverable in current or future rates. Regulatory assets and liabilities are being amortized consistently with the regulatory treatment established by the FERC and the applicable state public service commission. See Note 6 for more information regarding the nature and amounts of these regulatory deferrals.
Natural gas costs recoverable or refundable through rate adjustments
Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments. Natural gas costs refundable through rate adjustments were $18.6 million and $23.8 million at December 31, 2020 and 2019, respectively, which was included in regulatory liabilities due within one year on the Consolidated Balance Sheets. Natural gas costs recoverable through rate adjustments were $64.0 million and $89.2 million at December 31, 2020 and 2019, respectively, which was included in current regulatory assets and noncurrent assets - regulatory assets on the Consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which the Company completes in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Note 17. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2020, 2019 and 2018, there were no impairment losses recorded. The Company performed its annual goodwill impairment test in the fourth quarter of 2020 and determined the fair value substantially exceeded the carrying value at all reporting units at October 31, 2020.

70 MDU Resources Group, Inc. Form 10-K

Part II

Investments
The Company's investments include the cash surrender value of life insurance policies, an insurance contract, mortgage-backed securities and U.S. Treasury securities. The Company measures its investment in the insurance contract at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss). For more information, see Notes 8 and 18.
Derivative instruments
The Company enters into commodity price derivative contracts in order to minimize the price volatility associated with natural gas costs at its natural gas distribution segment. These derivatives are not designated as hedging instruments and are recorded in the Consolidated Balance Sheets at fair value, as discussed in Note 8. Changes in the fair value of these derivatives along with any contract settlements are recorded each period in regulatory assets or liabilities in accordance with regulatory accounting. The Company does not enter into any derivatives for trading or other speculative purposes.
In 2017, the WUTC issued a requirement for gas providers to implement robust, risk-responsive hedging programs in order to minimize volatility in natural gas prices for natural gas utility customers and in 2019, the Company implemented policies and procedures that met these requirements. During 2020 and 2019, the Company entered into commodity price derivative contracts securing the purchase of 1.4 million MMBtu and 535,000 MMBtu of natural gas, respectively.
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
Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for the recorded amount or incurs a gain or loss at its non-regulated operations or incurs a regulatory asset or liability at its regulated operations.
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
The Company records the compensation expense for performance share awards using an estimated forfeiture rate. The estimated forfeiture rate is calculated based on an average of actual historical forfeitures. The Company also performs an analysis of any known factors at the time of the calculation to identify any necessary adjustments to the average historical forfeiture rate. At the time actual forfeitures become more than estimated forfeitures, the Company records compensation expense using actual forfeitures.

MDU Resources Group, Inc. Form 10-K 71

Part II

Earnings per share
Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share were computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of nonvested performance share awards and restricted stock units. Common stock outstanding includes issued shares less shares held in treasury. Net income was the same for both the basic and diluted earnings per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation was as follows:

	2020	2019	2018
	(In thousands)
Weighted average common shares outstanding - basic	200,502	198,612	195,720
Effect of dilutive performance share awards	69	14	430
Weighted average common shares outstanding - diluted	200,571	198,626	196,150
Shares excluded from the calculation of diluted earnings per share	164	164	10
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
The Company records uncertain tax positions in accordance with accounting guidance on accounting for income taxes on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of the tax benefit that is more than 50 percent percent likely to be realized upon ultimate settlement with the related tax authority. Tax positions that do not meet the more-likely-than-not criteria are reflected as a tax liability. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes.
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
Note 3 - Revenue from Contracts with Customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
As part of the adoption of ASC 606 - Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.

72 MDU Resources Group, Inc. Form 10-K

Part II

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

Year ended December 31, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$122,663	$476,388	$—	$—	$—	$—	$599,051
Commercial utility sales	131,477	277,873	—	—	—	—	409,350
Industrial utility sales	36,744	26,243	—	—	—	—	62,987
Other utility sales	6,634	—	—	—	—	—	6,634
Natural gas transportation	—	45,546	111,686	—	—	—	157,232
Natural gas gathering	—	—	4,865	—	—	—	4,865
Natural gas storage	—	—	14,918	—	—	—	14,918
Contracting services	—	—	—	1,069,665	—	—	1,069,665
Construction materials	—	—	—	1,659,152	—	—	1,659,152
Intrasegment eliminations	—	—	—	(550,815)	—	—	(550,815)
Inside specialty contracting	—	—	—	—	1,397,124	—	1,397,124
Outside specialty contracting	—	—	—	—	649,486	—	649,486
Other	32,452	10,753	12,216	—	1,541	11,903	68,865
Intersegment eliminations	(491)	(534)	(58,531)	(417)	(5,038)	(11,958)	(76,969)
Revenues from contracts with customers	329,479	836,269	85,154	2,177,585	2,043,113	(55)	5,471,545
Revenues out of scope	2,059	11,382	192	—	47,572	—	61,205
Total external operating revenues	$331,538	$847,651	$85,346	$2,177,585	$2,090,685	$(55)	$5,532,750

Year ended December 31, 2019	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$125,369	$483,452	$—	$—	$—	$—	$608,821
Commercial utility sales	141,596	296,835	—	—	—	—	438,431
Industrial utility sales	37,765	26,895	—	—	—	—	64,660
Other utility sales	7,408	—	—	—	—	—	7,408
Natural gas transportation	—	45,449	101,665	—	—	—	147,114
Natural gas gathering	—	—	9,164	—	—	—	9,164
Natural gas storage	—	—	11,708	—	—	—	11,708
Contracting services	—	—	—	1,088,633	—	—	1,088,633
Construction materials	—	—	—	1,627,833	—	—	1,627,833
Intrasegment eliminations	—	—	—	(525,749)	—	—	(525,749)
Inside specialty contracting	—	—	—	—	1,266,196	—	1,266,196
Outside specialty contracting	—	—	—	—	531,882	—	531,882
Other	35,574	12,726	17,687	—	131	16,551	82,669
Intersegment eliminations	—	—	(56,252)	(1,066)	(3,370)	(16,461)	(77,149)
Revenues from contracts with customers	347,712	865,357	83,972	2,189,651	1,794,839	90	5,281,621
Revenues out of scope	4,013	(135)	220	—	51,057	—	55,155
Total external operating revenues	$351,725	$865,222	$84,192	$2,189,651	$1,845,896	$90	$5,336,776

MDU Resources Group, Inc. Form 10-K 73

Part II

Year ended December 31, 2018	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$121,477	$457,959	$—	$—	$—	$—	$579,436
Commercial utility sales	136,236	276,716	—	—	—	—	412,952
Industrial utility sales	34,353	24,603	—	—	—	—	58,956
Other utility sales	7,556	—	—	—	—	—	7,556
Natural gas transportation	—	43,238	89,159	—	—	—	132,397
Natural gas gathering	—	—	9,159	—	—	—	9,159
Natural gas storage	—	—	11,543	—	—	—	11,543
Contracting services	—	—	—	968,755	—	—	968,755
Construction materials	—	—	—	1,423,068	—	—	1,423,068
Intrasegment eliminations	—	—	—	(465,969)	—	—	(465,969)
Inside specialty contracting	—	—	—	—	926,875	—	926,875
Outside specialty contracting	—	—	—	—	392,544	—	392,544
Other	31,568	14,579	18,865	—	525	11,259	76,796
Intersegment eliminations	—	—	(50,905)	(669)	(1,681)	(11,052)	(64,307)
Revenues from contracts with customers	331,190	817,095	77,821	1,925,185	1,318,263	207	4,469,761
Revenues out of scope	3,933	6,152	197	—	51,509	—	61,791
Total external operating revenues	$335,123	$823,247	$78,018	$1,925,185	$1,369,772	$207	$4,531,552
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
The changes in contract assets and liabilities were as follows:

	December 31, 2020	December 31, 2019	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$104,345	$109,078	$(4,733)	Receivables, net
Contract liabilities - current	(158,603)	(142,768)	(15,835)	Accounts payable
Contract liabilities - noncurrent	(52)	(19)	(33)	Noncurrent liabilities - other
Net contract liabilities	$(54,310)	$(33,709)	$(20,601)

	December 31, 2019	December 31, 2018	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$109,078	$104,239	$4,839	Receivables, net
Contract liabilities - current	(142,768)	(93,901)	(48,867)	Accounts payable
Contract liabilities - noncurrent	(19)	(135)	116	Noncurrent liabilities - other
Net contract assets (liabilities)	$(33,709)	$10,203	$(43,912)
The Company recognized $138.2 million and $89.0 million in revenue for the years ended December 31, 2020 and 2019, respectively, which was previously included in contract liabilities at December 31, 2019 and 2018, respectively.
The Company recognized a net increase in revenues of $58.8 million and $44.1 million for the years ended December 31, 2020 and 2019, respectively, from performance obligations satisfied in prior periods.

74 MDU Resources Group, Inc. Form 10-K

Part II

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
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months to certain firm transportation and non-regulated contracts. The Company's firm transportation and firm storage contracts included in the remaining performance obligations have weighted average remaining durations of approximately five and one years, respectively.
At December 31, 2020, the Company's remaining performance obligations were $2.1 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.6 billion within the next 12 months or less; $298.8 million within the next 13 to 24 months; and $234.3 million in 25 months or more.
Note 4 - Business Combinations
The following acquisitions were accounted for as business combinations in accordance with ASC 805 - Business Combinations. The results of the business combinations have been included in the Company's Consolidated Financial Statements beginning on the acquisition date. Pro forma financial amounts reflecting the effects of the business combinations are not presented, as none of these business combinations, individually or in the aggregate, were material to the Company's financial position or results of operations.
The acquisitions are also subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.
The following acquisitions were made during 2020 and 2019 at the construction materials and contracting segment:
•In December 2020, the Company acquired the assets of McMurry Ready-Mix Co., an aggregates and concrete supplier in Wyoming.
•In February 2020, the Company acquired the assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Washington.
•In December 2019, the Company acquired the assets Roadrunner Ready Mix, Inc., a provider of ready-mixed concrete in Idaho.
•In March 2019, the Company acquired Viesko Redi-Mix, Inc., a provider of ready-mixed concrete in Oregon.
The following acquisitions were made during 2020 and 2019 at the construction services segment:
•In February 2020, the Company acquired PerLectric, Inc., an electrical construction company in Virginia.
•In September 2019, the Company acquired the assets of Pride Electric, Inc., an electrical construction company in Washington.
The total purchase price for acquisitions that occurred in 2020 was $110.2 million, subject to certain adjustments, with cash acquired totaling $1.7 million. The purchase price includes consideration paid of $106.0 million and $2.5 million of indemnity holdback liabilities. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2020 were as follows: $54.8 million to current assets; $27.1 million to property, plant and equipment; $33.6 million to goodwill; $19.0 million to other intangible assets; $22.6 million to current liabilities; $300,000 to noncurrent liabilities - other and $1.4 million to asset retirement obligations. At December 31, 2020, the purchase price adjustments for Oldcastle Infrastructure Spokane had been settled and no material adjustments were made to the provisional accounting. Purchase price allocations for PerLectric, Inc. and McMurry Ready-Mix Co. are preliminary and will be finalized within 12 months of the respective acquisition dates. The Company issued debt to finance these acquisitions.
In 2019, the gross aggregate consideration for acquisitions was $56.8 million, subject to certain adjustments, and includes $1.2 million of debt assumed. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2019 were as follows: $15.8 million to current assets; $16.7 million to property, plant and equipment; $23.1 million to goodwill; $6.7 million to other intangible assets; $500,000 to noncurrent assets - other; $5.9 million to current liabilities and $100,000 to noncurrent liabilities - other. At December 31, 2020, the purchase price adjustments for all 2019 acquisitions had been settled and no material adjustments were made to the provisional accounting. The Company issued debt and equity securities to finance these acquisitions.
During 2020, measurement period adjustments were made to previously reported provisional amounts, which increased goodwill by $391,000.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the years ended December 31, 2020 and 2019.

MDU Resources Group, Inc. Form 10-K 75

Part II

Note 5 - Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2020	2019	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Regulated:
Electric:
Generation	$1,133,390	$1,139,059	48
Distribution	464,442	443,780	46
Transmission	524,155	445,485	64
Construction in progress	61,766	66,664	—
Other	139,650	132,157	14
Natural gas distribution:
Distribution	2,302,121	2,133,249	47
Transmission	104,695	104,401	51
Storage	33,014	31,484	24
General	198,211	191,446	14
Construction in progress	16,836	39,506	—
Other	213,976	188,037	16
Pipeline:
Transmission	665,567	636,796	46
Gathering	—	35,661	—
Storage	52,632	50,001	53
Construction in progress	46,690	22,597	—
Other	49,640	48,340	17
Non-regulated:
Pipeline:
Gathering	—	31,148	—
Construction in progress	4	154	—
Other	7,164	9,518	11
Construction materials and contracting:
Land	132,948	127,729	—
Buildings and improvements	130,417	122,064	21
Machinery, vehicles and equipment	1,284,604	1,180,343	12
Construction in progress	23,803	25,018	—
Aggregate reserves	456,704	455,408	**
Construction services:
Land	7,218	7,146	—
Buildings and improvements	41,674	31,735	25
Machinery, vehicles and equipment	163,080	156,537	7
Other	8,824	17,952	4
Other:
Land	2,648	2,648	—
Other	34,897	32,565	12
Less accumulated depreciation, depletion and amortization	3,133,831	2,991,486
Net property, plant and equipment	$5,166,939	$4,917,142
*Depleted on the units-of-production method based on recoverable aggregate reserves.

76 MDU Resources Group, Inc. Form 10-K

Part II

Note 6 - Regulatory Assets and Liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery or Refund Period	*	2020	2019
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$42,481	$42,823
Cost recovery mechanisms	Up to 1 year		10,645	6,288
Conservation programs	Up to 1 year		7,117	6,963
Other	Up to 1 year		8,284	7,539
			68,527	63,613
Noncurrent:
Pension and postretirement benefits	**		155,942	157,069
Plant costs/asset retirement obligations	Over plant lives		71,740	66,000
Plant to be retired	-		65,919	32,931
Manufactured gas plant sites remediation	-		26,429	15,126
Natural gas costs recoverable through rate adjustments	Up to 2 years		21,539	46,381
Cost recovery mechanisms	Up to 10 years		16,245	13,108
Taxes recoverable from customers	Over plant lives		10,785	11,486
Long-term debt refinancing costs	Up to 40 years		4,426	4,286
Other	Up to 18 years		6,356	7,397
			379,381	353,784
Total regulatory assets			$447,908	$417,397
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		$18,565	$23,825
Electric fuel and purchased power deferral	Up to 1 year		3,667	5,824
Taxes refundable to customers	Up to 1 year		3,557	3,472
Other	Up to 1 year		5,661	9,814
			31,450	42,935
Noncurrent:
Taxes refundable to customers	Over plant lives		227,850	246,034
Plant removal and decommissioning costs	Over plant lives		167,171	173,722
Pension and postretirement benefits	**		16,989	18,065
Other	Up to 21 years		16,065	9,549
			428,075	447,370
Total regulatory liabilities			$459,525	$490,305
Net regulatory position			$(11,617)	$(72,908)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

As of December 31, 2020 and 2019, approximately $332.5 million and $276.5 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant to be retired and the estimated future cost of manufactured gas plant site remediation.
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery of the balance of natural gas costs recoverable related to this period of time over three years rather than its normal one-year recovery period.
In February 2019, the Company announced that it intends to retire one aging coal-fired electric generating unit in March 2021 and two units in early 2022. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and has recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The Company expects to recover the regulatory assets related to the plants to be retired in future rates.

MDU Resources Group, Inc. Form 10-K 77

Part II

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
Note 7 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	8,778	(9)	226,003
Construction services	118,388	24,436	400	143,224
Total	$681,358	$33,214	$391	$714,963

	Balance at January 1, 2019	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2019
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	209,421	14,482	(6,669)	217,234
Construction services	109,765	8,623	—	118,388
Total	$664,922	$23,105	$(6,669)	$681,358
Other amortizable intangible assets at December 31 were as follows:

	2020	2019
	(In thousands)
Customer relationships	$28,836	$17,958
Less accumulated amortization	6,887	6,268
	21,949	11,690
Noncompete agreements	3,941	3,439
Less accumulated amortization	2,309	1,957
	1,632	1,482
Other	12,927	8,094
Less accumulated amortization	11,012	6,020
	1,915	2,074
Total	$25,496	$15,246
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2020 and 2019. For more information related to these business combinations, see Note 4.
Amortization expense for amortizable intangible assets for the years ended December 31, 2020, 2019 and 2018, was $9.0 million, $2.4 million and $1.2 million, respectively. The amounts of estimated amortization expense for identifiable intangible assets as of December 31, 2020, were:

	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Amortization expense	$4,911	$4,394	$4,121	$3,799	$1,862	$6,409

78 MDU Resources Group, Inc. Form 10-K

Part II

Note 8 - Fair Value Measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of an insurance contract, to satisfy its obligations under its unfunded, nonqualified defined benefit plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $100.1 million and $87.0 million at December 31, 2020 and 2019, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments for the years ended December 31, 2020 and 2019, were $13.1 million and $13.2 million, respectively. The net unrealized loss on these investments for the year ended December 31, 2018, was $3.6 million. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,799	$156	$9	$9,946
U.S. Treasury securities	1,386	—	5	1,381
Total	$11,185	$156	$14	$11,327

December 31, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,804	$87	$10	$9,881
U.S. Treasury securities	1,228	1	—	1,229
Total	$11,032	$88	$10	$11,110
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
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2020, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
	(In thousands)
Assets:
Money market funds	$—	$8,917	$—	$8,917
Insurance contract*	—	100,104	—	100,104
Available-for-sale securities:
Mortgage-backed securities	—	9,946	—	9,946
U.S. Treasury securities	—	1,381	—	1,381
Total assets measured at fair value	$—	$120,348	$—	$120,348
*The insurance contract invests approximately 57 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 9 percent in common stock of mid-cap companies, 9 percent in common stock of small-cap companies, 5 percent in target date investments and 2 percent in cash equivalents.

MDU Resources Group, Inc. Form 10-K 79

Part II

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

The Company's money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Company's mortgage-backed securities and U.S. Treasury securities are based on comparable market transactions, other observable inputs or other sources, including pricing from outside sources. The estimated fair value of the Company's insurance contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
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
The estimated fair value of the Company's Level 2 commodity derivative instruments is based on futures prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company's and the counterparties' nonperformance risk is also evaluated.
The Company performed a fair value assessment of the assets acquired and liabilities assumed in the business combinations that occurred during 2020 and 2019. For more information on these Level 2 and Level 3 fair value measurements, see Notes 2 and 4.
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

	2020	2019
	(In thousands)
Carrying Amount	$2,213,130	$2,243,107
Fair Value	$2,537,289	$2,418,631
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

80 MDU Resources Group, Inc. Form 10-K

Part II

Note 9 - Debt
Certain debt instruments of the Company's subsidiaries, including those discussed later, contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at December 31, 2020. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries:

Company	Facility	Facility Limit		Amount Outstanding at December 31, 2020	Amount Outstanding at December 31, 2019	Letters of Credit at December 31, 2020		Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement (a)	$175.0		$87.7	$118.6	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement	$100.0	(b)	$54.0	$64.6	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement	$85.0	(d)	$41.9	$24.5	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement (e)	$600.0		$37.9	$104.3	$—		12/19/24
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
Short-term debt
Montana-Dakota On April 8, 2020, Montana-Dakota entered into a $75.0 million term loan agreement with a LIBOR-based variable interest rate and a maturity date of April 7, 2021. At December 31, 2020, Montana-Dakota had $50.0 million outstanding under the agreement. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2020	2020	2019
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to October 30, 2060	4.40%	$1,950,000	$1,850,000
Commercial paper supported by revolving credit agreements	.28%	125,600	222,900
Credit agreements due on June 7, 2024	1.88%	95,900	89,050
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	50,000
Term Loan Agreement due on September 3, 2032	2.00%	8,400	9,100
Other notes due on dates ranging from July 15, 2021 to November 30, 2038	.75%	4,034	29,117
Less unamortized debt issuance costs		5,803	7,010
Less discount		1	50
Total long-term debt		2,213,130	2,243,107
Less current maturities		1,555	16,540
Net long-term debt		$2,211,575	$2,226,567
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

MDU Resources Group, Inc. Form 10-K 81

Part II

the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent. Other covenants include limitations on the sale of certain assets and on the making of certain loans and investments.
Montana-Dakota's ratio of total debt to total capitalization at December 31, 2020, was 49 percent.
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
On June 15, 2020, Cascade issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2050 to June 15, 2060, at a weighted average interest rate of 3.66 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
On October 30, 2020, Cascade issued $25.0 million of senior notes under a note purchase agreement with a maturity date of October 30, 2060, at an interest rate of 3.34 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Cascade's ratio of total debt to total capitalization at December 31, 2020, was 53 percent.
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
Intermountain's ratio of total debt to total capitalization at December 31, 2020, was 51 percent.
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
Centennial's ratio of total debt to total capitalization at December 31, 2020, was 31 percent.
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
WBI Energy Transmission On July 26, 2019, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to increase capacity to $300.0 million and extend the issuance period to May 16, 2022. On December 16, 2020, WBI Energy Transmission issued $25.0 million of senior notes under the private shelf agreement with a maturity date of December 16, 2035, at an interest rate of 3.26 percent. WBI Energy Transmission had $195.0 million of notes outstanding at December 31, 2020, which reduced the remaining capacity under this uncommitted private shelf agreement to $105.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt and restrictions on the sale of certain assets and the making of certain investments.
WBI Energy Transmission's ratio of total debt to total capitalization at December 31, 2020, was 41 percent.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, for the five years and thereafter following December 31, 2020, were as follows:

	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Long-term debt maturities	$1,555	$148,021	$77,921	$282,922	$177,802	$1,530,713

82 MDU Resources Group, Inc. Form 10-K

Part II

Note 10 - Leases
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
Lessee accounting
The leases the Company has entered into as part of its ongoing operations are considered operating leases and are recognized on the Consolidated Balance Sheets as operating lease right-of-use assets, operating lease liabilities due within one year and, if applicable, noncurrent liabilities - operating lease liabilities. The corresponding lease costs are included in operation and maintenance expense on the Consolidated Statements of Income.
Generally, the leases for vehicles and equipment have a term of five years or less and buildings and easements have a longer term of up to 35 years or more. To date, the Company does not have any residual value guarantee amounts probable of being owed to a lessor, financing leases or material agreements with related parties.
The following tables provide information on the Company's operating leases at and for the years ended December 31:

	2020	2019
	(In thousands)
Lease costs:
Operating lease cost	$45,319	$43,759
Variable lease cost	1,319	1,555
Short-term lease cost	135,376	120,030
Total lease costs	$182,014	$165,344

	2020	2019
	(Dollars in thousands)
Weighted average remaining lease term	2.73 years	3.13 years
Weighted average discount rate	4.03%	4.41%
Cash paid for amounts included in the measurement of lease liabilities	$45,043	$43,477
The reconciliation of the future undiscounted cash flows to the operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2020, was as follows:

(In thousands)
2021	$36,632
2022	25,133
2023	16,639
2024	12,140
2025	7,852
Thereafter	48,845
Total	147,241
Less discount	26,718
Total operating lease liabilities	$120,523
Lessor accounting
The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months. The Company recognized revenue from operating leases of $48.0 million and $51.5 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had $11.2 million of lease receivables with a majority due within 12 months or less.

MDU Resources Group, Inc. Form 10-K 83

Part II

Note 11 - Asset Retirement Obligations
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
A reconciliation of the Company's liability, which the current portion is included in other accrued liabilities on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2020	2019
	(In thousands)
Balance at beginning of year	$417,575	$375,553
Liabilities incurred	11,560	25,869
Liabilities acquired	1,378	486
Liabilities settled	(5,369)	(7,097)
Accretion expense*	21,668	19,789
Revisions in estimates	107	2,975
Balance at end of year	$446,919	$417,575
*    Includes $20.1 million and $18.3 million in 2020 and 2019, respectively, related to regulatory assets.

The Company believes that largely all expenses related to asset retirement obligations at the Company's regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets. For more information on the Company's regulatory assets and liabilities, see Note 6.
Note 12 - Equity
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid quarterly dividends for 83 consecutive years with an increase in the dividend amount for the last 30 consecutive years. For the years ended December 31, 2020, 2019 and 2018, dividends declared on common stock were $.8350, $.8150 and $.7950 per common share, respectively. Dividends on common stock are paid quarterly to the stockholders of record less than 30 days prior to the distribution date. For the years ended December 31, 2020, 2019 and 2018, the dividends declared to common stockholders were $167.4 million, $162.1 million and $155.7 million, respectively.
The declaration and payment of dividends of the Company is at the sole discretion of the board of directors. In addition, the Company's subsidiaries are generally restricted to paying dividends out of capital accounts or net assets. The following discusses the most restrictive limitations.
Pursuant to a covenant under a credit agreement, Centennial may only declare or pay distributions if, as of the last day of any fiscal quarter, the ratio of Centennial's average consolidated indebtedness as of the last day of such fiscal quarter and each of the preceding three fiscal quarters to Centennial's Consolidated EBITDA does not exceed 3.5 to 1. In addition, certain credit agreements and regulatory limitations of the Company's subsidiaries also contain restrictions on dividend payments. The most restrictive limitation requires the Company's subsidiaries not to permit the ratio of funded debt to capitalization to be greater than 65 percent. Based on this limitation, approximately $1.4 billion of the net assets of the Company's subsidiaries, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2020.
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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. The Distribution Agreement allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an “at-the-market” offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement.
The Company did not issue shares of common stock for the year ended December 31, 2020, pursuant to the “at-the-market” offering. The Company issued 3.6 million shares of common stock for the year ended December 31, 2019, pursuant to the "at-the-market" offering. For the year ended December 31, 2019, the Company received net proceeds of $94.0 million and paid commissions to the sales agents of approximately $950,000 in connection with the sales of common stock under the "at-the-market" offering. The net proceeds were used for capital expenditures and acquisitions. As of December 31, 2020, the Company had capacity to issue up to 6.4 million additional shares of common stock under the "at-the-market" offering program.

84 MDU Resources Group, Inc. Form 10-K

Part II

The K-Plan provides participants the option to invest in the Company's common stock. For the years ended December 31, 2020, 2019 and 2018, the K-Plan purchased shares of common stock on the open market or issued original issue common stock of the Company. At December 31, 2020, there were 7.2 million shares of common stock reserved for original issuance under the K-Plan.
The Company currently has 2.0 million shares of preferred stock authorized to be issued with a $100 par value. At December 31, 2020 and 2019, there were no shares outstanding.
Note 13 - Stock-Based Compensation
The Company has stock-based compensation plans under which it is currently authorized to grant restricted stock and other stock awards. As of December 31, 2020, there were 4.2 million remaining shares available to grant under these plans. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
Total stock-based compensation expense (after tax) was $10.8 million, $6.5 million and $4.6 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020, total remaining unrecognized compensation expense related to stock-based compensation was approximately $10.9 million (before income taxes) which will be amortized over a weighted average period of 1.6 years.
Stock awards
Non-employee directors receive shares of common stock in addition to and in lieu of cash payment for directors' fees. There were 45,273 shares with a fair value of $1.1 million, 41,644 shares with a fair value of $1.2 million and 38,605 shares with a fair value of $1.0 million issued to non-employee directors during the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted stock awards
In February 2018, the Company granted restricted stock awards under the long-term performance-based incentive plan to certain key employees. The Company granted 22,838 shares at a weighted average grant-date fair value of $27.48 per share. The restricted stock awards vested on December 31, 2020. The fair value of the vested awards was $600,000.
Performance share awards
Since 2003, key employees of the Company have been granted performance share awards each year under the long-term performance-based incentive plan. Entitlement to performance shares is established by either the market condition or the performance metrics and service condition relative to the designated award.
Target grants of performance shares outstanding at December 31, 2020, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2019	2019-2021	327,194
February 2020	2020-2022	285,980
Under the market condition for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares based on the Company's total shareholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants applicable to the market condition for certain performance shares issued in 2020, 2019 and 2018 were:

			2020			2019			2018
Weighted average grant-date fair value			$40.75			$35.07			$34.55
Blended volatility range	15.30%	–	15.97%	19.50%	–	19.69%	17.87%	–	22.14%
Risk-free interest rate range	1.45%	–	1.62%	2.46%	–	2.55%	1.86%	–	2.46%
Weighted average discounted dividends per share			$2.91			$2.85			$2.46
Under the performance conditions for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares. The performance conditions are based on the Company's compound annual growth rate in earnings from continuing operations before interest, taxes, depreciation, depletion and amortization and the Company's compound annual growth rate in earnings from continuing operations. The weighted average grant-date fair value per share for the performance shares applicable to these performance conditions issued in 2020, 2019 and 2018 was $31.63, $26.25 and $27.48, respectively.
The fair value of the performance shares that vested during both years ended December 31, 2020 and 2019, was $9.7 million. There were no performance shares that vested in 2018.

MDU Resources Group, Inc. Form 10-K 85

Part II

A summary of the status of the performance share awards for the year ended December 31, 2020, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	573,503	$30.81
Granted	285,980	36.19
Additional performance shares earned	123,147	27.48
Less:
Vested	369,456	29.84
Nonvested at end of period	613,174	$33.24

Note 14 - Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive income (loss) is comprised of losses on derivative instruments qualifying as hedges, postretirement liability adjustments and gain (loss) on available-for-sale investments.
The after-tax changes in the components of accumulated other comprehensive loss at December 31, 2020, 2019 and 2018, were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Post- retirement Liability Adjustment	Net Unrealized Gain (Loss) on Available- for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2018	$(2,161)	$(36,069)	$(112)	$(38,342)
Other comprehensive income (loss) before reclassifications	—	(6,151)	134	(6,017)
Amounts reclassified from accumulated other comprehensive loss	731	1,486	40	2,257
Net current-period other comprehensive income (loss)	731	(4,665)	174	(3,760)
At December 31, 2019	(1,430)	(40,734)	62	(42,102)
Other comprehensive loss before reclassifications	—	(8,395)	(1)	(8,396)
Amounts reclassified from accumulated other comprehensive loss	446	1,922	52	2,420
Net current-period other comprehensive income (loss)	446	(6,473)	51	(5,976)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications for the years ended December 31 were as follows:

	2020	2019	Location on Consolidated Statements of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(591)	$(591)	Interest expense
	145	(140)	Income taxes
	(446)	(731)
Amortization of postretirement liability losses included in net periodic benefit cost	(2,552)	(1,962)	Other income
	630	476	Income taxes
	(1,922)	(1,486)
Reclassification adjustment for loss on available-for-sale investments included in net income	(66)	(50)	Other income
	14	10	Income taxes
	(52)	(40)
Total reclassifications	$(2,420)	$(2,257)

86 MDU Resources Group, Inc. Form 10-K

Part II

Note 15 - Income Taxes
The components of income before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2020	2019	2018
	(In thousands)
United States	$474,856	$398,532	$317,655
Foreign	261	(87)	(784)
Income before income taxes from continuing operations	$475,117	$398,445	$316,871
Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows:

	2020	2019	2018
	(In thousands)
Current:
Federal	$65,006	$(3,502)	$(15,901)
State	21,234	3,366	3,651
Foreign	151	—	—
	86,391	(136)	(12,250)
Deferred:
Income taxes:
Federal	(3,735)	50,218	50,755
State	(625)	12,098	7,206
Investment tax credit - net	2,559	1,099	1,774
	(1,801)	63,415	59,735
Total income tax expense	$84,590	$63,279	$47,485
The TCJA was enacted on December 22, 2017. The SEC issued rules that allowed for a measurement period of up to 12 months after the enactment date of the TCJA to finalize the recording of the related tax impacts. The Company reviewed the impacts of the TCJA and completed its assessment of the transitional impacts during the period ending December 31, 2018, of which there were no such material adjustments.
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2020	2019
	(In thousands)
Deferred tax assets:
Postretirement	$51,495	$51,075
Compensation-related	40,477	37,330
Operating lease liabilities	25,963	24,459
Payroll tax deferral	14,010	—
Legal and environmental contingencies	9,467	6,601
Asset retirement obligations	8,060	7,450
Customer advances	7,463	7,325
Federal renewable energy credit	—	5,343
Other	37,944	32,533
Total deferred tax assets	194,879	172,116
Deferred tax liabilities:
Depreciation and basis differences on property, plant and equipment	536,966	511,867
Postretirement	49,233	48,927
Operating lease right-of-use-assets	25,858	24,436
Intangible asset amortization	19,514	18,930
Other	67,922	61,385
Total deferred tax liabilities	699,493	665,545
Valuation allowance	11,484	13,154
Net deferred income tax liability	$516,098	$506,583
As of December 31, 2020 and 2019, the Company had various state income tax net operating loss carryforwards of $151.5 million and $149.8 million, respectively, and federal and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $37.1 million and $43.7 million, respectively. Included in the state credits are various regulatory investment tax credits of approximately $36.3 million and $37.4 million at December 31, 2020 and 2019, respectively. The state income tax credit carryforwards are due to expire between

MDU Resources Group, Inc. Form 10-K 87

Part II

2021 and 2034. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.
The following table reconciles the change in the net deferred income tax liability from December 31, 2019, to December 31, 2020, to deferred income tax benefit:

2020
(In thousands)
Change in net deferred income tax liability from the preceding table	$9,515
Deferred taxes associated with other comprehensive loss	1,817
Excess deferred income tax amortization	(12,517)
Other	(616)
Deferred income tax benefit for the period	$(1,801)
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$99,775	21.0	$83,674	21.0	$66,543	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	17,845	3.8	14,029	3.5	12,190	3.8
Federal renewable energy credit	(16,009)	(3.4)	(15,843)	(4.0)	(11,759)	(3.7)
Tax compliance and uncertain tax positions	(3,543)	(.7)	(2,739)	(.7)	(2,725)	(.9)
Excess deferred income tax amortization	(12,517)	(2.6)	(11,904)	(3.0)	(9,319)	(2.9)
TCJA revaluation	—	—	—	—	(5,947)	(1.9)
TCJA revaluation related to accumulated other comprehensive loss balance	—	—	—	—	(42)	—
Other	(961)	(.3)	(3,938)	(.9)	(1,456)	(.4)
Total income tax expense	$84,590	17.8	$63,279	15.9	$47,485	15.0
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2016. With few exceptions, as of December 31, 2020, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2016.
For the years ended December 31, 2020, 2019 and 2018, total reserves for uncertain tax positions were not material. The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in income tax expense.
Note 16 - Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2020	2019	2018
	(In thousands)
Interest, net*	$88,681	$93,414	$83,009
Income taxes paid (refunded), net**	$65,536	$(8,475)	$16,041
*    AFUDC - borrowed was $2.6 million, $2.8 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
**    Income taxes paid (refunded), including discontinued operations, were $59.4 million, $(9.4) million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Noncash investing and financing transactions at December 31 were as follows:

	2020	2019	2018
	(In thousands)
Property, plant and equipment additions in accounts payable	$26,082	$46,119	$42,355
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,356	$54,880	$—
Issuance of common stock in connection with acquisition	$—	$—	$18,186
Debt assumed in connection with a business combination	$—	$1,163	$—
Accrual for holdback payment related to a business combination	$2,500	$—	$—

88 MDU Resources Group, Inc. Form 10-K

Part II

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
The pipeline segment provides natural gas transportation and underground storage services through a regulated pipeline system primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides non-regulated cathodic protection and other energy-related services. In 2020, the pipeline segment divested its regulated and non-regulated natural gas gathering assets. With the completion of these sales, the segment has exited the natural gas gathering business.
The construction materials and contracting segment mines, processes and sells construction aggregates (crushed stone, sand and gravel); produces and sells asphalt mix; and supplies ready-mixed concrete. This segment focuses on vertical integration of its contracting services with its construction materials to support the aggregate-based product lines including aggregate placement, asphalt and concrete paving, and site development and grading. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services. This segment operates in the central, southern and western United States, including Alaska and Hawaii.
The construction services segment provides inside and outside specialty contracting services in 44 states plus Washington D.C. Its inside services include design, construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its outside services include design, construction and maintenance of overhead and underground electrical distribution and transmission lines, substations, external lighting, traffic signalization, and gas pipelines, as well as utility excavation and the manufacture and distribution of transmission line construction equipment. This segment also constructs and maintains renewable energy projects. These specialty contracting services are provided to utilities and large manufacturing, commercial, industrial, institutional and governmental customers.
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
The information below follows the same accounting policies as described in Note 2. Information on the Company's segments as of December 31 and for the years then ended was as follows:

	2020	2019	2018
		(In thousands)
External operating revenues:
Regulated operations:
Electric	$331,538	$351,725	$335,123
Natural gas distribution	847,651	865,222	823,247
Pipeline	69,957	62,357	54,857
	1,249,146	1,279,304	1,213,227
Non-regulated operations:
Pipeline	15,389	21,835	23,161
Construction materials and contracting	2,177,585	2,189,651	1,925,185
Construction services	2,090,685	1,845,896	1,369,772
Other	(55)	90	207
	4,283,604	4,057,472	3,318,325
Total external operating revenues	$5,532,750	$5,336,776	$4,531,552

MDU Resources Group, Inc. Form 10-K 89

Part II

	2020	2019	2018
		(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$491	$—	$—
Natural gas distribution	534	—	—
Pipeline	57,977	56,037	50,580
	59,002	56,037	50,580
Non-regulated operations:
Pipeline	554	215	325
Construction materials and contracting	417	1,066	669
Construction services	5,038	3,370	1,681
Other	11,958	16,461	11,052
	17,967	21,112	13,727
Intersegment eliminations	(76,969)	(77,149)	(64,307)
Total intersegment operating revenues	$—	$—	$—
Depreciation, depletion and amortization:
Electric	$62,998	$58,721	$50,982
Natural gas distribution	84,580	79,564	72,486
Pipeline	21,669	21,220	17,896
Construction materials and contracting	89,626	77,450	61,158
Construction services	23,523	17,038	15,728
Other	2,704	2,024	1,955
Total depreciation, depletion and amortization	$285,100	$256,017	$220,205
Operating income (loss):
Electric	$63,434	$64,039	$65,148
Natural gas distribution	73,082	69,188	72,336
Pipeline	49,436	42,796	36,128
Construction materials and contracting	214,498	179,955	141,426
Construction services	147,644	126,426	86,764
Other	(3,169)	(1,184)	(79)
Total operating income	$544,925	$481,220	$401,723
Interest expense:
Electric	$26,699	$25,334	$25,860
Natural gas distribution	36,798	35,488	30,768
Pipeline	7,622	7,198	5,964
Construction materials and contracting	20,577	23,792	17,290
Construction services	4,095	5,331	3,551
Other	883	1,859	2,762
Intersegment eliminations	(155)	(415)	(1,581)
Total interest expense	$96,519	$98,587	$84,614
Income tax expense (benefit):
Electric	$(11,636)	$(12,650)	$(6,482)
Natural gas distribution	5,746	1,405	4,075
Pipeline	7,650	7,219	2,677
Construction materials and contracting	47,431	37,389	28,357
Construction services	35,797	29,973	20,000
Other	(398)	(57)	(1,142)
Total income expense	$84,590	$63,279	$47,485

90 MDU Resources Group, Inc. Form 10-K

Part II

	2020	2019	2018
		(In thousands)
Net income (loss):
Regulated operations:
Electric	$55,601	$54,763	$47,000
Natural gas distribution	44,049	39,517	37,732
Pipeline	35,453	28,255	26,905
	135,103	122,535	111,637
Non-regulated operations:
Pipeline	1,559	1,348	1,554
Construction materials and contracting	147,325	120,371	92,647
Construction services	109,721	92,998	64,309
Other	(3,181)	(2,086)	(761)
	255,424	212,631	157,749
Income from continuing operations	390,527	335,166	269,386
Income (loss) from discontinued operations, net of tax	(322)	287	2,932
Net income	$390,205	$335,453	$272,318
Capital expenditures:
Electric	$114,676	$99,449	$186,105
Natural gas distribution	193,048	206,799	205,896
Pipeline	62,224	71,477	70,057
Construction materials and contracting	191,635	190,092	280,396
Construction services	83,651	60,500	25,081
Other	3,045	8,181	1,768
Total capital expenditures (a)	$648,279	$636,498	$769,303
Assets:
Electric (b)	$2,123,693	$1,680,194	$1,613,822
Natural gas distribution (b)	2,302,770	2,574,965	2,375,871
Pipeline	703,377	677,482	616,959
Construction materials and contracting	1,798,493	1,684,161	1,508,032
Construction services	818,662	761,127	604,798
Other (c)	305,157	303,279	266,111
Assets held for sale	1,220	1,851	2,517
Total assets	$8,053,372	$7,683,059	$6,988,110
Property, plant and equipment:
Electric (b)	$2,323,403	$2,227,145	$2,148,569
Natural gas distribution (b)	2,868,853	2,688,123	2,499,093
Pipeline	821,697	834,215	764,959
Construction materials and contracting	2,028,476	1,910,562	1,768,006
Construction services	220,796	213,370	188,586
Other	37,545	35,213	28,108
Less accumulated depreciation, depletion and amortization	3,133,831	2,991,486	2,818,644
Net property, plant and equipment	$5,166,939	$4,917,142	$4,578,677
(a)    Capital expenditures for 2020, 2019 and 2018 include noncash transactions such as the issuance of the Company's equity securities in connection with acquisitions, capital expenditure-related accounts payable, AFUDC and accrual of holdback payments in connection with acquisitions totaling $(15.7) million, $4.8 million and $33.4 million, respectively.
(b)    Includes allocations of common utility property.
(c)    Includes assets not directly assignable to a business (i.e. cash and cash equivalents, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

MDU Resources Group, Inc. Form 10-K 91

Part II

Note 18 - Employee Benefit Plans
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
Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$421,166	$391,602	$83,614	$81,201
Service cost	—	—	1,532	1,142
Interest cost	12,093	15,225	2,437	2,986
Plan participants' contributions	—	—	752	1,040
Actuarial loss	27,737	40,219	2,203	2,632
Benefits paid	(23,636)	(25,880)	(4,383)	(5,387)
Benefit obligation at end of year	437,360	421,166	86,155	83,614
Change in net plan assets:
Fair value of plan assets at beginning of year	365,264	307,809	94,587	82,516
Actual return on plan assets	42,206	58,409	10,249	15,731
Employer contribution	—	24,926	434	687
Plan participants' contributions	—	—	752	1,040
Benefits paid	(23,636)	(25,880)	(4,383)	(5,387)
Fair value of net plan assets at end of year	383,834	365,264	101,639	94,587
Funded status - over (under)	$(53,526)	$(55,902)	$15,484	$10,973
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent assets - other	$—	$—	$36,769	30,475
Other accrued liabilities	—	—	622	647
Noncurrent liabilities - other	53,526	55,902	20,663	18,855
Benefit obligation assets (liabilities) - net amount recognized	$(53,526)	$(55,902)	$15,484	$10,973
Amounts recognized in accumulated other comprehensive loss:
Actuarial loss	$27,527	$27,748	$5,557	$6,118
Prior service credit	—	—	(634)	(731)
Total	$27,527	$27,748	$4,923	$5,387
Amounts recognized in regulatory assets or liabilities:
Actuarial (gain) loss	$154,013	$155,484	$(8,228)	$(4,450)
Prior service credit	—	—	(6,808)	(8,109)
Total	$154,013	$155,484	$(15,036)	$(12,559)
Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets. Amounts related to regulated operations are recorded as regulatory assets or liabilities and are expected to be reflected in rates charged to customers over time. For more information on regulatory assets and liabilities, see Note 6.

92 MDU Resources Group, Inc. Form 10-K

Part II

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
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31 were as follows:

	2020	2019
	(In thousands)
Projected benefit obligation	$437,360	$421,166
Accumulated benefit obligation	$437,360	$421,166
Fair value of plan assets	$383,834	$365,264
The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. These components related to the Company's pension and other postretirement benefit plans for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost (credit):	(In thousands)
Service cost	$—	$—	$—	$1,532	$1,142	$1,494
Interest cost	12,093	15,225	14,591	2,437	2,986	2,899
Expected return on assets	(19,949)	(18,236)	(20,753)	(5,019)	(4,804)	(4,866)
Amortization of prior service credit	—	—	—	(1,398)	(1,398)	(1,394)
Recognized net actuarial loss	7,172	5,548	7,005	287	353	640
Net periodic benefit cost (credit), including amount capitalized	(684)	2,537	843	(2,161)	(1,721)	(1,227)
Less amount capitalized	—	—	—	156	113	153
Net periodic benefit cost (credit)	(684)	2,537	843	(2,317)	(1,834)	(1,380)
Other changes in plan assets and benefit obligations recognized in accumulated comprehensive loss:
Net (gain) loss	934	(144)	991	(259)	(127)	(1,735)
Amortization of actuarial loss	(1,155)	(904)	(1,084)	(306)	(110)	(354)
Amortization of prior service (cost) credit	—	—	—	101	100	(220)
Total recognized in accumulated other comprehensive loss	(221)	(1,048)	(93)	(464)	(137)	(2,309)
Other changes in plan assets and benefit obligations recognized in regulatory assets or liabilities:
Net (gain) loss	4,546	189	8,263	(3,793)	(8,168)	(732)
Amortization of actuarial gain (loss)	(6,017)	(4,644)	(5,921)	19	(242)	(286)
Amortization of prior service credit	—	—	—	1,297	1,297	1,614
Total recognized in regulatory assets or liabilities	(1,471)	(4,455)	2,342	(2,477)	(7,113)	596
Total recognized in net periodic benefit cost (credit), accumulated other comprehensive loss and regulatory assets or liabilities	$(2,376)	$(2,966)	$3,092	$(5,258)	$(9,084)	$(3,093)
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and regulatory assets or liabilities into net periodic benefit cost in 2021 is $8.0 million. The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss and regulatory assets or liabilities into net periodic benefit credit in 2021 are $24,000 and $1.4 million, respectively. Prior service credit is amortized on a straight-line basis over the average remaining service period of active participants.

MDU Resources Group, Inc. Form 10-K 93

Part II

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.30%	2.96%	2.30%	3.00%
Expected return on plan assets	6.00%	6.25%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.96%	4.03%	3.00%	4.05%
Expected return on plan assets	6.25%	6.25%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2020, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 35 percent to 45 percent equity securities and 55 percent to 65 percent fixed-income securities and the expected rate of return from these asset categories. The expected rate of return on other postretirement plan assets is based on the targeted asset allocation range of 10 percent equity securities and 90 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.
Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

	2020	2019
Health care trend rate assumed for next year	7.0%	7.1%	–	7.4%
Health care cost trend rate - ultimate	4.5%			4.5%
Year in which ultimate trend rate achieved	2031			2024
The Company's other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree's age and years of service at retirement or the date of retirement. The Company contributes a flat dollar amount to the monthly premiums which is updated annually on January 1.
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have had the following effects at December 31, 2020:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$182	$(154)
Effect on postretirement benefit obligation	$3,846	$(3,304)
The Company does not expect to contribute to its defined benefit pension plans in 2021 due to an additional $20.0 million contributed to the plans in 2019. The Company expects to contribute approximately $500,000 to its postretirement benefit plans in 2021.
The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies at December 31, 2020, are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
		(In thousands)
2021	$24,455	$5,404	$95
2022	24,507	5,437	89
2023	24,733	5,424	83
2024	24,835	5,377	75
2025	24,713	5,277	70
2026-2030	119,191	25,949	252

94 MDU Resources Group, Inc. Form 10-K

Part II

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
The estimated fair value of the pension plans' Level 1 and Level 2 equity securities are based on the closing price reported on the active market on which the individual securities are traded or other known sources including pricing from outside sources. The estimated fair value of the pension plans' Level 1 and Level 2 collective and mutual funds are based on the net asset value of shares held at year end, based on either published market quotations on active markets or other known sources including pricing from outside sources. The estimated fair value of the pension plans' Level 2 corporate and municipal bonds is determined using other observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers, future cash flows and other reference data. The estimated fair value of the pension plans' Level 1 U.S. Government securities are valued based on quoted prices on an active market. The estimated fair value of the pension plans' Level 2 U.S. Government securities are valued mainly using other observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers, to be announced prices, future cash flows and other reference data. Some of these securities are valued using pricing from outside sources.
All investments measured at net asset value in the tables that follow are invested in comingled funds, separate accounts or common collective trusts which do not have publicly quoted prices. The fair value of the comingled funds, separate accounts and common collective trusts are determined based on the net asset value of the underlying investments. The fair value of the underlying investments held by the comingled funds, separate accounts and common collective trusts is generally based on quoted prices in active markets.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
The fair value of the Company's pension plans' assets (excluding cash) by class were as follows:

	Fair Value Measurements at December 31, 2020, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
	(In thousands)
Assets:
Cash equivalents	$—	$7,841	$—	$7,841
Equity securities:
U.S. companies	12,844	—	—	12,844
International companies	—	1,727	—	1,727
Collective and mutual funds*	177,397	55,788	—	233,185
Corporate bonds	—	92,809	—	92,809
Municipal bonds	—	10,126	—	10,126
U.S. Government securities	11,177	2,695	—	13,872
Investments measured at net asset value	—	—	—	11,430
Total assets measured at fair value	$201,418	$170,986	$—	$383,834
*Collective and mutual funds invest approximately 36 percent in corporate bonds, 24 percent in common stock of international companies, 18 percent in common stock of large-cap U.S. companies, 8 percent in cash equivalents, 5 percent in U.S. Government securities and 9 percent in other investments.

MDU Resources Group, Inc. Form 10-K 95

Part II

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
*Collective and mutual funds invest approximately 29 percent in common stock of international companies, 21 percent in common stock of large-cap U.S. companies, 18 percent in U.S. Government securities, 9 percent in corporate bonds, 6 percent in cash equivalents and 17 percent in other investments.

The estimated fair values of the Company's other postretirement benefit plans' assets are determined using the market approach.
The estimated fair value of the other postretirement benefit plans' Level 2 cash equivalents is valued at the net asset value of shares held at year end, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the other postretirement benefit plans' Level 1 and Level 2 equity securities is based on the closing price reported on the active market on which the individual securities are traded or other known sources including pricing from outside sources. The estimated fair value of the other postretirement benefit plans' Level 2 insurance contract is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
The fair value of the Company's other postretirement benefit plans' assets (excluding cash) by asset class were as follows:

	Fair Value Measurements at December 31, 2020, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
	(In thousands)
Assets:
Cash equivalents	$—	$3,517	$—	$3,517
Equity securities:
U.S. companies	1,850	—	—	1,850
International companies	—	2	—	2
Collective and mutual funds (a)	10	147	—	157
Insurance contract (b)	—	96,103	—	96,103
Investments measured at net asset value	—	—	—	10
Total assets measured at fair value	$1,860	$99,769	$—	$101,639
(a)Collective and mutual funds invest approximately 36 percent in corporate bonds, 24 percent in common stock of international companies, 18 percent in common stock of large-cap U.S. companies, 8 percent in cash equivalents, 5 percent in U.S. Government securities and 9 percent in other investments.
(b)The insurance contract invests approximately 67 percent in corporate bonds, 12 percent in U.S. Government securities, 10 percent in common stock of large-cap U.S. companies, 4 percent in common stock of small-cap U.S. companies, 1 percent in cash equivalents and 6 percent in other investments.

96 MDU Resources Group, Inc. Form 10-K

Part II

	Fair Value Measurements at December 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
	(In thousands)
Assets:
Cash equivalents	$—	$4,017	$—	$4,017
Equity securities:
U.S. companies	2,073	—	—	2,073
International companies	—	1	—	1
Collective and mutual funds (a)	10	221	—	231
Insurance contract (b)	—	88,265	—	88,265
Total assets measured at fair value	$2,083	$92,504	$—	$94,587
(a)Collective and mutual funds invest approximately 29 percent in common stock of international companies, 21 percent in common stock of large-cap U.S. companies, 18 percent in U.S. Government securities, 9 percent in corporate bonds, 6 percent in cash equivalents and 17 percent in other investments.
(b)The insurance contract invests approximately 50 percent in corporate bonds, 25 percent in common stock of large-cap U.S. companies, 7 percent in U.S. Government securities, 7 percent in common stock of small-cap U.S. companies and 11 percent in other investments.

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
The projected benefit obligation and accumulated benefit obligation for these plans at December 31 were as follows:

	2020	2019
	(In thousands)
Projected benefit obligation	$101,242	$99,245
Accumulated benefit obligation	$101,242	$99,245
The components of net periodic benefit cost are included in other income on the Consolidated Statements of Income. These components related to the Company's nonqualified defined benefit plans for the years ended December 31 were as follows:

	2020	2019	2018
	(In thousands)
Components of net periodic benefit cost:
Service cost	$58	$109	$185
Interest cost	2,606	3,473	3,157
Recognized net actuarial loss	1,192	764	1,047
Net periodic benefit cost	$3,856	$4,346	$4,389
Weighted average assumptions used at December 31 were as follows:

	2020	2019
Benefit obligation discount rate	1.97%	2.73%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	2.73%	3.86%
Net periodic benefit cost rate of compensation increase	N/A	N/A
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2020, are expected to aggregate as follows:

	2021	2022	2023	2024	2025	2026-2030
	(In thousands)
Nonqualified benefits	$7,693	$6,957	$6,933	$7,299	$7,253	$33,938

MDU Resources Group, Inc. Form 10-K 97

Part II

In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. In 2020, the plan was frozen to new participants and no new Company contributions will be made to the plan after December 31, 2020. A new plan was adopted in 2020 to replace the plan originally established in 2012 with similar provisions. Vesting for participants not fully vested was retained. Expenses incurred under this plan for 2020, 2019 and 2018 were $1.8 million, $1.6 million and $597,000, respectively.
The amount of investments that the Company anticipates using to satisfy obligations under these plans at December 31 was as follows:

	2020	2019
	(In thousands)
Investments
Insurance contract*	$100,104	$87,009
Life insurance**	39,779	38,659
Other	8,917	8,450
Total investments	$148,800	$134,118
*    For more information on the insurance contract, see Note 8.
**    Investments of life insurance are carried on plan participants (payable upon the employee's death).

Defined contribution plans
The Company sponsors various defined contribution plans for eligible employees and the costs incurred under these plans were $50.1 million in 2020, $51.8 million in 2019 and $42.4 million in 2018.

98 MDU Resources Group, Inc. Form 10-K

Part II

Multiemployer plans
The Company contributes to a number of MEPPs under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If the Company chooses to stop participating in some of its MEPPs, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability
The Company's participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan's year-end at December 31, 2019, and December 31, 2018, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2020	2019		2020	2019	2018
					(In thousands)
Alaska Laborers-Employers Retirement Fund	91-6028298-001	Yellow as of 6/30/2020	Yellow as of 6/30/2019	Implemented	$828	$815	$732	No	12/31/2020	*
Construction Industry and Laborers Joint Pension Trust for So Nevada, Plan A	88-0135695-001	Red	Red	Implemented	515	544	346	No	6/30/2023
Edison Pension Plan	93-6061681-001	Green	Green	No	16,121	12,252	12,111	No	12/31/2021
IBEW Local 212 Pension Trust	31-6127280-001	Green as of 4/30/2020	Green as of 4/30/2019	No	1,521	1,110	1,341	No	6/1/2025
IBEW Local 357 Pension Plan A	88-6023284-001	Green	Green	No	9,913	10,162	3,460	No	5/31/2021
IBEW Local 38 Pension Plan	34-6574238-001	Red as of 4/30/2020	Yellow as of 4/30/2019	Implemented	140	158	116	No	4/23/2023
IBEW Local 648 Pension Plan	31-6134845-001	Yellow as of 2/28/2020	Yellow as of 2/28/2019	Implemented	526	728	2,175	No	8/29/2021
IBEW Local 82 Pension Plan	31-6127268-001	Green as of 6/30/2020	Green as of 6/30/2019	No	1,373	1,662	1,569	No	12/3/2023
Idaho Plumbers and Pipefitters Pension Plan	82-6010346-001	Green as of 5/31/2020	Green as of 5/31/2019	No	1,370	1,307	1,247	No	3/31/2023
Minnesota Teamsters Construction Division Pension Fund	41-6187751-001	Green as of 11/30/2019	Green as of 11/30/2018	No	663	673	740	No	4/30/2021
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	Red	Red	Implemented	954	1,074	738	No	3/31/2021- 7/31/2024
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	14,484	12,679	8,468	No	12/31/2021- 8/30/2025
Pension Trust Fund for Operating Engineers	94-6090764-001	Yellow	Yellow	Implemented	2,680	2,598	2,403	No	6/15/2022- 6/30/2023
Sheet Metal Workers Pension Plan of Southern CA, AZ, and NV	95-6052257-001	Yellow	Yellow	Implemented	3,255	2,119	1,774	No	6/30/2024
Southwest Marine Pension Trust	95-6123404-001	Red	Red	Implemented	170	132	81	No	1/31/2024
Other funds					30,931	24,512	21,421
Total contributions					$85,444	$72,525	$58,722
*    Plan includes contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

MDU Resources Group, Inc. Form 10-K 99

Part II

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Edison Pension Plan	2019 and 2018
IBEW Local 82 Pension Plan	2019 and 2018
IBEW Local 124 Pension Trust Fund	2019 and 2018
IBEW Local 212 Pension Trust Fund	2019 and 2018
IBEW Local 357 Pension Plan A	2019 and 2018
IBEW Local 648 Pension Plan	2019 and 2018
IBEW Local 683 Pension Fund Pension Plan	2019
IBEW Local Union No 226 Open End Pension Fund	2019 and 2018
Idaho Plumbers and Pipefitters Pension Plan	2019 and 2018
International Union of Operating Engineers Local 701 Pension Trust Fund	2019 and 2018
Minnesota Teamsters Construction Division Pension Fund	2019 and 2018
Pension and Retirement Plan of Plumbers and Pipefitters Local 525	2019 and 2018
The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company's total contributions to its multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $63.8 million, $59.5 million and $51.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Amounts contributed in 2020, 2019 and 2018 to defined contribution multiemployer plans were $54.2 million, $49.2 million and $31.1 million, respectively.
Note 19 - Jointly Owned Facilities
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
At December 31, the Company's share of the cost of utility plant in service, construction work in progress and related accumulated depreciation for the jointly owned facilities was as follows:

	Ownership Percentage	2020	2019
		(In thousands)
Big Stone Station:	22.7%
Utility plant in service		$155,967	$152,836
Construction work in progress		104	518
Less accumulated depreciation		45,435	46,266
		$110,636	$107,088
BSSE:	50.0%
Utility plant in service		$107,442	$105,767
Construction work in progress		—	—
Less accumulated depreciation		2,682	1,232
		$104,760	$104,535
Coyote Station:	25.0%
Utility plant in service		$159,784	$160,235
Construction work in progress		323	21
Less accumulated depreciation		108,852	107,638
		$51,255	$52,618
Wygen III:	25.0%
Utility plant in service		$66,101	$67,869
Construction work in progress		232	112
Less accumulated depreciation		10,038	10,482
		$56,295	$57,499

100 MDU Resources Group, Inc. Form 10-K

Part II

Note 20 - Regulatory Matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant regulatory proceedings and cases by jurisdiction, including the status of each open request. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.
MNPUC
On September 27, 2019, Great Plains filed an application with the MNPUC for a natural gas rate increase of approximately $2.9 million annually or approximately 12.0 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. On November 22, 2019, Great Plains received approval to implement an interim rate increase of approximately $2.6 million or approximately 11.0 percent, subject to refund, effective January 1, 2020. On October 26, 2020, the MNPUC issued an order authorizing an annual increase in revenues of approximately $2.6 million or approximately 11.5 percent. This matter is pending before the MNPUC.
MTPSC
On May 8, 2020, Montana-Dakota filed a request with the MTPSC to use deferred accounting for costs related to the COVID-19 pandemic. The filing was withdrawn by Montana-Dakota on January 25, 2021.
On June 22, 2020, Montana-Dakota filed an application with the MTPSC for a natural gas rate increase of approximately $8.6 million annually or approximately 13.4 percent above current rates. The requested increase was primarily to recover investments in facilities that were made to enhance system safety and reliability, as well as the depreciation, taxes and operation and maintenance costs associated with this increase in investment. On January 14, 2021, Montana-Dakota received approval to implement an interim rate increase of approximately $4.9 million or approximately 7.7 percent, subject to refund, effective February 1, 2021. On February 1, 2021, Montana-Dakota filed a stipulation and settlement agreement with the MTPSC reflecting an updated increase of approximately $7.3 million annually or approximately 11.4 percent above current rates. On February 16, 2021, the MTPSC approved the settlement with rates effective on or after March 15, 2021.
NDPSC
On April 24, 2020, Montana-Dakota filed a request with the NDPSC to use deferred accounting for costs related to the COVID-19 pandemic. On February 3, 2021, the NDPSC approved this request with an accounting order to track expenses and revenues related to the COVID-19 pandemic. This order had an effective date of April 24, 2020.
On August 26, 2020, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $9.0 million annually or approximately 7.8 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. On December 16, 2020, Montana-Dakota received approval to implement an interim rate increase of approximately $6.9 million or approximately 6.0 percent, subject to refund, effective January 1, 2021. A hearing is scheduled for March 17, 2021. This matter is pending before the NDPSC.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On November 2, 2020, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revised revenue requirement of approximately $14.4 million annually, not including the prior period true-up adjustment. The update reflects a decrease of approximately $300,000 from the revenues currently included in rates. On January 6, 2021, the NDPSC approved the increase with rates effective February 1, 2021.
OPUC
On March 31, 2020, Cascade filed a natural gas general rate case with the OPUC requesting an increase in annual revenue of approximately $4.9 million or approximately 7.2 percent, which included a request for an additional recovery of environmental remediation deferred costs of approximately $364,000. On September 30, 2020, Cascade filed a settlement agreement with the OPUC reflecting an annual increase in revenues of approximately $3.2 million or approximately 4.8 percent. On January 6, 2021, the filing was approved with rates effective February 1, 2021. On January 21, 2021, Cascade submitted a compliance filing using final costs for plant additions which resulted in a final increase in revenues of approximately $2.9 million or approximately 4.3 percent.
WUTC
On May 27, 2020, Cascade filed a request with the WUTC to use deferred accounting for costs related to the COVID-19 pandemic. On December 10, 2020, the WUTC approved this request.

MDU Resources Group, Inc. Form 10-K 101

Part II

On June 19, 2020, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.8 million annually or approximately 5.3 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as increased operation and maintenance costs. Cascade updated its filing on July 24, 2020, to approximately $14.3 million annually or approximately 5.5 percent. Cascade filed a rebuttal case on January 8, 2021, supporting an increase of approximately $7.4 million annually or approximately 2.8 percent. The revised revenue within the rebuttal case reflects several adjustments including depreciation, reduction to return on equity, delays on certain projects, adjustments to income taxes and updates to wages. The WUTC has 11 months to render a final decision on the rate case. A hearing is scheduled for February 24, 2021. This matter is pending before the WUTC.
FERC
On September 1, 2020, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project for $12.9 million, which is effective January 1, 2021.
Note 21 - Commitments and Contingencies
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
At December 31, 2020 and 2019, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $41.5 million and $29.1 million, respectively. At December 31, 2020 and 2019, the Company also recorded corresponding insurance receivables of $17.5 million and $16.2 million, respectively, and regulatory assets of $21.3 million and $10.5 million, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
Portland Harbor Site In December 2000, Knife River - Northwest was named by the EPA as a PRP in connection with the cleanup of the riverbed site adjacent to a commercial property site acquired by Knife River - Northwest from Georgia-Pacific West, Inc. along the Willamette River. The riverbed site is part of the Portland, Oregon, Harbor Superfund Site where the EPA wants responsible parties to share in the costs of cleanup. To date, costs of the overall remedial investigation and feasibility study of the harbor site are being recorded, and initially paid, through an administrative consent order by the LWG. Investigative costs are indicated to be in excess of $100 million. The EPA issued an ROD in January 2017 adopting a selected remedy which is expected to take 13 years to complete with a then estimated present value of approximately $1 billion. Corrective action will not be taken until remedial design/remedial action plans are approved by the EPA. Knife River - Northwest was also notified that the Portland Harbor Natural Resource Trustee Council intends to perform an injury assessment to natural resources resulting from the release of hazardous substances at the Harbor Superfund Site. It is not possible to estimate the costs of natural resource damages until an assessment is completed and allocations are undertaken.
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

102 MDU Resources Group, Inc. Form 10-K

Part II

Demand has been made of Montana-Dakota to participate in investigation and remediation of environmental contamination at a site in Missoula, Montana. The site operated as a former manufactured gas plant from approximately 1907 to 1938 when it was converted to a butane-air plant that operated until 1956. Montana-Dakota or its predecessors owned or controlled the site for a period of the time it operated as a manufactured gas plant and Montana-Dakota operated the butane-air plant from 1940 to 1951, at which time it sold the plant. There are no documented wastes or by-products resulting from the mixing or distribution of butane-air gas. Preliminary assessment of a portion of the site provided a recommended remedial alternative for that portion of approximately $560,000. However, the recommended remediation would not address any potential contamination to adjacent parcels that may be impacted by contamination from the manufactured gas plant. An environmental assessment was started in 2020, which is estimated to cost approximately $800,000. Montana-Dakota and another party agreed to voluntarily investigate and remediate the site and that Montana-Dakota will pay two-thirds of the costs for further investigation and remediation of the site. Montana-Dakota has accrued costs of $800,000 for the remediation and investigation costs, and has incurred costs of $130,000 as of December 31, 2020. Montana-Dakota received notice from a prior insurance carrier that it will participate in payment of defense costs incurred in relation to the claim.
A claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain contaminants requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirmed that contaminants have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $7.6 million of which $5.0 million has been incurred as of December 31, 2020. Based on the site investigation, preliminary remediation alternative costs were provided by consultants in August 2020; therefore, the accrual for these costs was increased in the third quarter of 2020 by $11.1 million. The preliminary information received through the completion of the data report allowed for the projection of possible costs for a variety of site configurations, remedial measures and potential natural resource damage claims of between $13.6 million and $71.0 million. At December 31, 2020, Cascade has accrued $2.6 million for the remedial investigation and feasibility study, as well as $17.5 million for remediation of this site. The accrual for remediation cost will be reviewed and adjusted, if necessary, after the completion of the feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
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
The Company has received notices from and entered into agreement with certain of its insurance carriers that they will participate in defense for certain contamination claims subject to full and complete reservations of rights and defenses to insurance coverage. To the extent these claims are not covered by insurance, the Company intends to seek recovery of remediation costs through its natural gas rates charged to customers.
Purchase commitments
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; royalties; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitment terms vary in length, up to 39 years. The commitments under these contracts as of December 31, 2020, were:

	2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Purchase commitments	$458,397	$235,858	$173,306	$124,724	$98,894	$691,613
These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2020, 2019 and 2018, were $666.0 million, $686.5 million and $548.0 million, respectively.
Guarantees
In 2009, multiple sale agreements were signed to sell the Company's ownership interests in the Brazilian Transmission Lines. In connection with the sale, Centennial agreed to guarantee payment of any indemnity obligations of certain of the Company's indirect wholly owned subsidiaries. The

MDU Resources Group, Inc. Form 10-K 103

Part II

remaining guarantee is expected to expire in 2021. The guarantees were required by the buyers as a condition to the sale of the Brazilian Transmission Lines.
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At December 31, 2020, the fixed maximum amounts guaranteed under these agreements aggregated $212.4 million. Certain of the guarantees also have no fixed maximum amounts specified. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $178.6 million in 2021; $16.1 million in 2022; $7.0 million in 2023; $500,000 in 2024; $500,000 in 2025; $700,000 thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at December 31, 2020. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2020, the fixed maximum amounts guaranteed under these letters of credit aggregated $22.7 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $22.2 million in 2021 and $500,000 in 2022. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2020. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at December 31, 2020.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At December 31, 2020, approximately $953.9 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At December 31, 2020, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $33.7 million.

104 MDU Resources Group, Inc. Form 10-K

Part II

Supplementary Financial Information
Quarterly Data (Unaudited)
The following unaudited information shows selected items by quarter for the years 2020 and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2020
Operating revenues	$1,197,373	$1,362,928	$1,587,289	$1,385,160
Operating expenses	1,140,303	1,224,674	1,383,578	1,239,270
Operating income	57,070	138,254	203,711	145,890
Income from continuing operations	25,539	99,842	153,015	112,131
Income (loss) from discontinued operations, net of tax	(409)	(139)	63	163
Net income	25,130	99,703	153,078	112,294
Earnings per share - basic:
Income from continuing operations	.13	.50	.76	.56
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	.13	.50	.76	.56
Earnings per share - diluted:
Income from continuing operations	.13	.50	.76	.56
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	.13	.50	.76	.56
Weighted average common shares outstanding:
Basic	200,440	200,522	200,522	200,522
Diluted	200,456	200,539	200,619	200,923

2019
Operating revenues	$1,091,191	$1,303,573	$1,563,799	$1,378,213
Operating expenses	1,026,973	1,206,262	1,374,329	1,247,992
Operating income	64,218	97,311	189,470	130,221
Income from continuing operations	41,089	63,145	136,128	94,804
Income (loss) from discontinued operations, net of tax	(163)	(1,320)	1,509	261
Net income	40,926	61,825	137,637	95,065
Earnings per share - basic:
Income from continuing operations	.21	.32	.68	.47
Discontinued operations, net of tax	—	(.01)	.01	—
Earnings per share - basic	.21	.31	.69	.47
Earnings per share - diluted:
Income from continuing operations	.21	.32	.68	.47
Discontinued operations, net of tax	—	(.01)	.01	—
Earnings per share - diluted	.21	.31	.69	.47
Weighted average common shares outstanding:
Basic	196,401	198,270	199,343	200,383
Diluted	196,414	198,287	199,383	200,478
Certain operations of the Company are highly seasonal and revenues from and certain expenses for such operations may fluctuate significantly among quarterly periods. Accordingly, quarterly financial information may not be indicative of results for a full year.

MDU Resources Group, Inc. Form 10-K 105

Part II

Definitions

The following abbreviations and acronyms used in Notes to Consolidated Financial Statements are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
BSSE	345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Btu	British thermal unit
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial's Consolidated EBITDA	Centennial's consolidated net income from continuing operations plus the related interest expense, taxes, depreciation, depletion, amortization of intangibles and any non-cash charge relating to asset impairment for the preceding 12-month period
Centennial Resources	Centennial Energy Resources LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc. (formerly known as MDUR Newco), which, as the context requires, refers to the previous MDU Resources Group, Inc. prior to January 1, 2019, and the new holding company of the same name after January 1, 2019
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Dakota Prairie Refining	Dakota Prairie Refining, LLC, a limited liability company previously owned by WBI Energy and Calumet Specialty Products Partners, L.P. (previously included in the Company's refining segment)
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
Great Plains	Great Plains Natural Gas Co., a public utility division of the Company prior to the closing of the Holding Company Reorganization and a public utility division of Montana-Dakota as of January 1, 2019
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota.
IBEW	International Brotherhood of Electrical Workers
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
K-Plan	Company's 401(k) Retirement Plan
LIBOR	London Inter-bank Offered Rate
LWG	Lower Willamette Group
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization

106 MDU Resources Group, Inc. Form 10-K

Part II

MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million Btu
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co. (formerly known as MDU Resources Group, Inc.), a public utility division of the Company prior to the closing of the Holding Company Reorganization and a direct wholly owned subsidiary of MDU Energy Capital as of January 1, 2019
MTPSC	Montana Public Service Commission
MW	Megawatt
NDPSC	North Dakota Public Service Commission
OPUC	Oregon Public Utility Commission
PRP	Potentially Responsible Party
ROD	Record of Decision
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission

MDU Resources Group, Inc. Form 10-K 107

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

108 MDU Resources Group, Inc. Form 10-K

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
The following table includes information as of December 31, 2020, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	613,174	(2)	$—	(3)	3,555,471	(4)(5)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	613,174		$—		3,555,471
(1)    Consists of the Non-Employee Director Long-Term Incentive Compensation Plan and the Long-Term Performance-Based Incentive Plan.
(2)    Consists of performance share awards.
(3)    No weighted average exercise price is shown for the performance share awards because such awards have no exercise price.
(4)    This amount includes 3,328,721 shares available for future issuance under the Long-Term Performance-Based Incentive Plan in connection with grants of restricted stock, performance units, performance shares or other equity-based awards.
(5)    This amount includes 226,750 shares available for future issuance under the Non-Employee Director Long-Term Incentive Compensation Plan.

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

MDU Resources Group, Inc. Form 10-K 109

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
All other schedules have been omitted because they are not applicable or the required information is included elsewhere in the financial statements or related notes.

3. Exhibits	114

110 MDU Resources Group, Inc. Form 10-K

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2020	2019	2018
	(In thousands)
Operating revenues	$—	$—	$628,331
Operating expenses	—	—	540,125
Operating income	—	—	88,206
Other income	—	—	1,504
Interest expense	—	—	32,761
Income before income taxes	—	—	56,949
Income taxes	—	—	(4,259)
Equity in earnings of subsidiaries from continuing operations	390,527	335,166	208,177
Income from continuing operations	390,527	335,166	269,385
Equity in earnings (loss) of subsidiaries from discontinued operations	(322)	287	2,933
Net income	$390,205	$335,453	$272,318
Comprehensive income	$384,229	$331,693	$279,269
The accompanying notes are an integral part of these condensed financial statements.

MDU Resources Group, Inc. Form 10-K 111

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2020	2019
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$8,781	$12,326
Receivables, net	4,865	4,727
Accounts receivable from subsidiaries	50,539	49,943
Prepayments and other current assets	1,612	501
Total current assets	65,797	67,497
Noncurrent assets
Investments	52,000	46,294
Investment in subsidiaries	3,069,956	2,842,068
Deferred income taxes	9,691	7,269
Operating lease right-of-use assets	56	153
Other	28,866	27,098
Total noncurrent assets	3,160,569	2,922,882
Total assets	$3,226,366	$2,990,379

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,135	$2,981
Accounts payable to subsidiaries	5,412	4,752
Taxes payable	4,056	1,253
Dividends payable	42,611	41,580
Accrued compensation	7,825	8,812
Operating lease liabilities due within one year	40	96
Other accrued liabilities	6,881	7,690
Total current liabilities	68,960	67,164
Noncurrent liabilities:
Operating lease liabilities	16	56
Other	78,285	75,913
Total noncurrent liabilities	78,301	75,969
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 201,061,198 at December 31, 2020 and 200,922,790 at December 31, 2019	201,061	200,923
Other paid-in capital	1,371,385	1,355,404
Retained earnings	1,558,363	1,336,647
Accumulated other comprehensive loss	(48,078)	(42,102)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total stockholders' equity	3,079,105	2,847,246
Total liabilities and stockholders' equity	$3,226,366	$2,990,379
The accompanying notes are an integral part of these condensed financial statements.

112 MDU Resources Group, Inc. Form 10-K

Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$226,642	$168,520	$294,379
Investing activities:
Capital expenditures	—	—	(242,692)
Net proceeds from sale or disposition of property and other	—	—	5,032
Investments in and advances to subsidiaries	(67,000)	(120,000)	(40,000)
Advances from subsidiaries	—	17,000	70,000
Investments	(4)	(236)	(528)
Net cash used in investing activities	(67,004)	(103,236)	(208,188)
Financing activities:
Issuance of long-term debt	—	—	199,422
Repayment of long-term debt	—	—	(125,961)
Payments of stock issuance costs	—	—	(10)
Proceeds from issuance of common stock	3,385	106,848	—
Dividends paid	(166,405)	(160,256)	(154,573)
Repurchase of common stock	—	—	(1,920)
Tax withholding on stock-based compensation	(163)	(1,821)	(1,721)
Net cash used in financing activities	(163,183)	(55,229)	(84,763)
Increase (decrease) in cash and cash equivalents	(3,545)	10,055	1,428
Cash and cash equivalents - beginning of year	12,326	2,271	843
Cash and cash equivalents - end of year	$8,781	$12,326	$2,271
The accompanying notes are an integral part of these condensed financial statements.
Notes to Condensed Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation The condensed financial information reported in Schedule I is being presented to comply with Rule 12-04 of Regulation S-X. The information is unconsolidated and is presented for the parent company only, MDU Resources Group, Inc. (the Company) as of and for the years ended December 31, 2020 and 2019. Prior to the Holding Company Reorganization, the Company included Montana-Dakota and Great Plains, public utility divisions of the Company as of December 31, 2018. On January 2, 2019, the Company announced the completion of the Holding Company Reorganization, which resulted in Montana-Dakota and Great Plains becoming a subsidiary of the Company. Immediately after consummation, the Company had, on a consolidated basis, the same assets, businesses and operations as it had immediately prior to the reorganization. For more information on the reorganization, see Item 8 - Note 1. The prior periods have not been restated and reflect the condensed financial information of Montana-Dakota and Great Plains as of and for the year ended December 31, 2018. Due to the completion of the Holding Company Reorganization, the presentation of the year ended December 31, 2018, will vary from that of and for the years ended December 31, 2020 and 2019. In Schedule I, investments in subsidiaries are presented under the equity method of accounting where the assets and liabilities of the subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. The income from subsidiaries is reported as equity in earnings of subsidiaries on the Condensed Statements of Income. The material cash inflows on the Condensed Statements of Cash Flows are primarily from the dividends and other payments received from its subsidiaries and the proceeds raised from the issuance of equity securities. The consolidated financial statements of MDU Resources Group, Inc. reflect certain businesses as discontinued operations. These statements should be read in conjunction with the consolidated financial statements and notes thereto of MDU Resources Group, Inc.
Earnings per common share Please refer to the Consolidated Statements of Income of the registrant for earnings per common share. In addition, see Item 8 - Note 2 for information on the computation of earnings per common share.
Note 2 - Debt At December 31, 2020, the Company had no long-term debt maturities. For more information on debt, see Item 8 - Note 9.
Note 3 - Dividends The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $228.4 million, $177.1 million and $115.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MDU Resources Group, Inc. Form 10-K 113

Part IV

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
			10-K	12/31/19	4(c)	2/21/20	1-03480
*4(d)
Montana-Dakota Utilities Co. Amended and Restated Credit Agreement, dated December 19, 2019, among Montana-Dakota Utilities Co., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
			10-K	12/31/19	4(d)	2/21/20	1-03480
4(e)	Centennial Energy Holdings, Inc. Note Purchase Agreement, dated December 20, 2012, among Centennial Energy Holdings, Inc. and various purchasers of the notes		10-Q	6/30/19	4(a)	8/2/19	1-03480
4(f)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 24, 2019, among Montana-Dakota Utilities Co. and various purchasers of the notes		10-Q	9/30/19	4(a)	11/1/19	1-03480
4(g)	MDU Resources Group, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		10-K	12/31/19	4(g)	2/21/20	1-03480
*4(h)
WBI Energy Transmission, Inc. Amended and Restated Note Purchase and Private Shelf Agreement, effective as of September 12, 2013, among Prudential Investment Management, Inc. and certain investors described therein
X
4(i)
Amendment No. 1 to WBI Energy Transmission, Inc. Amended and Restated Note Purchase and Private Shelf Agreement, dated May 17, 2016, among Prudential Investment Management, Inc. and certain investors described therein
X
4(j)
Amendment No. 2 to WBI Energy Transmission, Inc. Amended and Restated Note Purchase and Private Shelf Agreement, dated July 26, 2019 and effective May 16, 2019, among Prudential Investment Management, Inc. and certain investors described therein
X
+10(a)	MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated May 10, 2017		10-Q	6/30/17	10(d)	8/4/17	1-03480
+10(b)	MDU Resource Group, Inc. Director Compensation Policy, as amended May 8, 2019		10-Q	6/30/19	10(a)	8/2/19	1-03480
+10(c)	Deferred Compensation Plan for Directors, as amended May 15, 2008		10-Q	6/30/08	10(a)	8/7/08	1-03480
+10(d)	Non-Employee Director Stock Compensation Plan, as amended May 12, 2011		10-Q	6/30/11	10(a)	8/5/11	1-03480
+10(e)	MDU Resources Group, Inc. Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 17, 2012		10-Q	6/30/12	10(a)	8/7/12	1-03480
+10(f)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended February 11, 2016		10-K	12/31/15	10(f)	2/19/16	1-03480

114 MDU Resources Group, Inc. Form 10-K

Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
+10(g)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended November 13, 2019, and Rules and Regulations, as amended November 13, 2019		10-K	12/31/19	10(g)	2/21/20	1-03480
+10(h)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended November 12, 2020, and Rules and Regulations, as amended November 12, 2020	X
+10(i)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 15, 2018		8-K		10.1	2/21/18	1-03480
+10(j)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 14, 2019		10-K	12/31/18	10(k)	2/22/19	1-03480
+10(k)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 13, 2020		10-K	12/31/19	10(k)	2/21/20	1-03480
+10(l)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 11, 2021	X
+10(m)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 15, 2018		8-K		10.3	2/21/18	1-03480
+10(n)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 11, 2021	X
+10(o)	Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, dated May 15, 2014		8-K		10.1	5/15/14	1-03480
+10(p)	Form of Amendment No. 1 to Indemnification Agreement, dated May 15, 2014		8-K		10.2	5/15/14	1-03480
+10(q)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of February 6, 2021	X
+10(r)	MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as amended and restated November 12, 2020	X
+10(s)	MDU Resources Group, Inc. Deferred Compensation Plan Adoption Agreement, dated November 12, 2020		8-K		10.1	11/12/20	1-03480
+10(t)	MDU Resources Group, Inc. Deferred Compensation Plan Document, dated November 12, 2020		8-K		10.2	11/12/20	1-03480
+10(u)	Instrument of Amendment to the MDU Resources Group, Inc. 401(k) Retirement Plan, dated December 17, 2020	X
+10(v)	MDU Resources Group, Inc. 401(k) Retirement Plan, as restated April 1, 2020		10-Q	3/31/20	10(a)	5/8/20	1-03480
+10(w)	Employment Letter for Jeffrey S. Thiede, dated May 16, 2013		10-K	12/31/13	10(ab)	2/21/14	1-03480
+10(x)	Jason L. Vollmer Offer Letter, dated September 20, 2017		8-K		10.1	9/21/17	1-03480
21	Subsidiaries of MDU Resources Group, Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X

MDU Resources Group, Inc. Form 10-K 115

Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16. Form 10-K Summary
None.

116 MDU Resources Group, Inc. Form 10-K

Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU Resources Group, Inc.

Date:	February 19, 2021	By:	/s/ David L. Goodin
David L. Goodin
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Goodin	Chief Executive Officer and Director	February 19, 2021
David L. Goodin
(President and Chief Executive Officer)

/s/ Jason L. Vollmer	Chief Financial Officer	February 19, 2021
Jason L. Vollmer
(Vice President and Chief Financial Officer)

/s/ Stephanie A. Barth	Chief Accounting Officer	February 19, 2021
Stephanie A. Barth
(Vice President, Chief Accounting Officer and Controller)

/s/ Dennis W. Johnson	Director	February 19, 2021
Dennis W. Johnson
(Chair of the Board)

/s/ Thomas Everist	Director	February 19, 2021
Thomas Everist

/s/ Karen B. Fagg	Director	February 19, 2021
Karen B. Fagg

/s/ Mark A. Hellerstein	Director	February 19, 2021
Mark A. Hellerstein

/s/ Patricia L. Moss	Director	February 19, 2021
Patricia L. Moss

/s/ Edward A. Ryan	Director	February 19, 2021
Edward A. Ryan

/s/ David M. Sparby	Director	February 19, 2021
David M. Sparby

/s/ Chenxi Wang	Director	February 19, 2021
Chenxi Wang

/s/ John K. Wilson	Director	February 19, 2021
John K. Wilson

MDU Resources Group, Inc. Form 10-K 117