Form 10-Q
period 2021-03-31
MDU RESOURCES GROUP INC
filed 2021-05-06
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2021: 201,194,537 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2020 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2020
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a former direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality

Index

NDPSC	North Dakota Public Service Commission
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States.
VIE	Variable interest entity
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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
The Company, through its wholly owned subsidiary, Centennial, owns WBI Holdings, Knife River, MDU Construction Services and Centennial Capital. WBI Holdings is the pipeline segment, Knife River is the construction materials and contracting segment, MDU Construction Services is the construction services segment and Centennial Capital is reflected in the Other category.
For more information on the Company's business segments, see Note 17 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$442,381	$418,682
Non-regulated pipeline, construction materials and contracting, construction services and other	785,557	778,691
Total operating revenues	1,227,938	1,197,373
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	94,333	87,608
Non-regulated pipeline, construction materials and contracting, construction services and other	717,326	733,392
Total operation and maintenance	811,659	821,000
Purchased natural gas sold	176,237	165,412
Depreciation, depletion and amortization	73,723	69,239
Taxes, other than income	62,534	64,112
Electric fuel and purchased power	18,621	20,540
Total operating expenses	1,142,774	1,140,303
Operating income	85,164	57,070
Other income (expense)	3,354	(1,005)
Interest expense	23,453	24,553
Income before income taxes	65,065	31,512
Income taxes	12,949	5,973
Income from continuing operations	52,116	25,539
Income (loss) from discontinued operations, net of tax	15	(409)
Net income	$52,131	$25,130
Earnings per share - basic:
Income from continuing operations	$.26	$.13
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.26	$.13
Earnings per share - diluted:
Income from continuing operations	$.26	$.13
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.26	$.13
Weighted average common shares outstanding - basic	200,708	200,440
Weighted average common shares outstanding - diluted	200,952	200,456
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net income	$52,131	$25,130
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $37 and $36 for the three months ended in 2021 and 2020, respectively	111	111
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $151 and $149 for the three months ended in 2021 and 2020, respectively	466	462
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(12) and $36 for the three months ended in 2021 and 2020, respectively	(44)	135
Reclassification adjustment for (gain) loss on available-for-sale investments included in net income, net of tax of $9 and $0 for the three months ended in 2021 and 2020, respectively	35	(1)
Net unrealized gain (loss) on available-for-sale investments	(9)	134
Other comprehensive income	568	707
Comprehensive income attributable to common stockholders	$52,699	$25,837
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2021	March 31, 2020	December 31, 2020
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$55,094	$116,526	$59,547
Receivables, net	784,582	835,468	873,986
Inventories	316,737	305,958	291,167
Current regulatory assets	98,452	55,206	68,527
Prepayments and other current assets	68,409	60,230	44,120
Total current assets	1,323,274	1,373,388	1,337,347
Noncurrent assets:
Property, plant and equipment	8,288,879	8,008,338	8,300,770
Less accumulated depreciation, depletion and amortization	3,096,371	3,039,812	3,133,831
Net property, plant and equipment	5,192,508	4,968,526	5,166,939
Goodwill	714,963	713,527	714,963
Other intangible assets, net	23,961	34,250	25,496
Regulatory assets	379,917	348,189	379,381
Investments	167,741	145,237	165,022
Operating lease right-of-use assets	116,663	114,382	120,113
Other	150,248	153,017	144,111
Total noncurrent assets	6,746,001	6,477,128	6,716,025
Total assets	$8,069,275	$7,850,516	$8,053,372
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$50,000	$—	$50,000
Long-term debt due within one year	1,552	16,560	1,555
Accounts payable	379,348	384,339	426,264
Taxes payable	88,711	58,743	88,844
Dividends payable	42,740	41,608	42,611
Accrued compensation	69,612	55,199	90,629
Regulatory liabilities due within one year	34,266	60,072	31,450
Operating lease liabilities due within one year	32,562	31,141	33,655
Other accrued liabilities	201,246	176,817	198,514
Total current liabilities	900,037	824,479	963,522
Noncurrent liabilities:
Long-term debt	2,251,722	2,438,675	2,211,575
Deferred income taxes	528,551	515,711	516,098
Regulatory liabilities	429,060	443,205	428,075
Asset retirement obligations	445,170	417,469	440,356
Operating lease liabilities	84,494	83,414	86,868
Other	329,935	290,971	327,773
Total noncurrent liabilities	4,068,932	4,189,445	4,010,745
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 201,733,458 at March 31, 2021, 201,061,198 at March 31, 2020 and 201,061,198 at December 31, 2020	201,733	201,061	201,061
Other paid-in capital	1,382,158	1,360,564	1,371,385
Retained earnings	1,567,551	1,319,988	1,558,363
Accumulated other comprehensive loss	(47,510)	(41,395)	(48,078)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,100,306	2,836,592	3,079,105
Total liabilities and stockholders' equity	$8,069,275	$7,850,516	$8,053,372
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2020	201,061,198	$201,061	$1,371,385	$1,558,363	$(48,078)	(538,921)	$(3,626)	$3,079,105
Net income	—	—	—	52,131	—	—	—	52,131
Other comprehensive income	—	—	—	—	568	—	—	568
Dividends declared on common stock	—	—	—	(42,943)	—	—	—	(42,943)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Repurchase of common stock	—	—	—	—	—	(392,294)	(6,701)	(6,701)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(10,828)	—	—	392,294	6,701	(4,127)
Issuance of common stock	672,260	672	19,027	—	—	—	—	19,699
At March 31, 2021	201,733,458	$201,733	$1,382,158	$1,567,551	$(47,510)	(538,921)	$(3,626)	$3,100,306

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2019	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
Net income	—	—	—	25,130	—	—	—	25,130
Other comprehensive income	—	—	—	—	707	—	—	707
Dividends declared on common stock	—	—	—	(41,789)	—	—	—	(41,789)
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,298	—	—	—	—	3,410
At March 31, 2020	201,061,198	$201,061	$1,360,564	$1,319,988	$(41,395)	(538,921)	$(3,626)	$2,836,592
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Operating activities:
Net income	$52,131	$25,130
Income (loss) from discontinued operations, net of tax	15	(409)
Income from continuing operations	52,116	25,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	73,723	69,239
Deferred income taxes	9,843	1,813
Changes in current assets and liabilities, net of acquisitions:
Receivables	89,407	44,549
Inventories	(25,613)	(29,337)
Other current assets	(46,837)	14,959
Accounts payable	(41,965)	(24,105)
Other current liabilities	(13,977)	(23,259)
Other noncurrent changes	(1,052)	326
Net cash provided by continuing operations	95,645	79,724
Net cash used in discontinued operations	(25)	(434)
Net cash provided by operating activities	95,620	79,290
Investing activities:
Capital expenditures	(111,091)	(139,485)
Acquisitions, net of cash acquired	(1,023)	(67,593)
Net proceeds from sale or disposition of property and other	9,035	4,540
Investments	(3,248)	68
Net cash used in investing activities	(106,327)	(202,470)
Financing activities:
Issuance of short-term borrowings	50,000	—
Repayment of short-term borrowings	(50,000)	—
Issuance of long-term debt	93,295	248,021
Repayment of long-term debt	(53,301)	(36,242)
Proceeds from issuance of common stock	19,699	3,410
Dividends paid	(42,611)	(41,580)
Repurchase of common stock	(6,701)	—
Tax withholding on stock-based compensation	(4,127)	(362)
Net cash provided by financing activities	6,254	173,247
Increase (decrease) in cash and cash equivalents	(4,453)	50,067
Cash and cash equivalents -- beginning of year	59,547	66,459
Cash and cash equivalents -- end of period	$55,094	$116,526
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2021 and 2020
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2020 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
Beginning in March 2020, governmental restrictions and guidelines implemented to control the spread of COVID-19 reduced commercial and interpersonal activity throughout the Company's areas of operation. Most of the Company's products and services are considered essential and accordingly operations have generally been allowed to continue. The Company has experienced some inefficiency impacts as a result of the COVID-19 pandemic, including operation suspensions and interruptions at some locations to carry out preventive measures or in response to instances of positive tests or quarantines. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the three months ended March 31, 2021 and 2020, and determined there were no material adverse impacts.
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
Management has also evaluated the impact of events occurring after March 31, 2021, up to the date of the issuance of these consolidated interim financial statements on May 6, 2021, that would require recognition or disclosure in the financial statements.
Note 2 - New accounting standards
Recently adopted accounting standards
ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued guidance on modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans as part of the disclosure framework project. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The guidance adds, among other things, the requirement to include an explanation for significant gains and losses related to changes in benefit obligations for the period. The guidance removes, among other things, the disclosure requirement to disclose the amount of net periodic benefit costs to be amortized over the next fiscal year from accumulated other comprehensive income (loss) and the effects a one percentage point change in assumed health care cost trend rates will have on certain benefit components. The Company adopted the guidance on January 1, 2021, on a retrospective basis. The Company determined the new guidance will not materially impact its consolidated financial statement disclosures.
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

Index
Note 3 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $33.9 million, $51.8 million and $43.9 million at March 31, 2021 and 2020, and December 31, 2020, respectively.
The Company's expected credit losses are determined through a review using historical credit loss experience, changes in asset specific characteristics, current conditions and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses at each of its reportable business segments. Risk characteristics used by the business segments may include customer mix, knowledge of customers, general economic conditions of the various local economies and impacts of COVID-19, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision	538	1,273	—	(1,049)	(1,079)	(317)
Less write-offs charged against the allowance	888	1,107	—	273	401	2,669
Credit loss recoveries collected	129	213	—	—	—	342
At March 31, 2021	$678	$2,950	$2	$4,842	$4,242	$12,714

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At January 1, 2020	$328	$1,056	$—	$5,357	$1,756	$8,497
Current expected credit loss provision	555	1,156	—	694	1,150	3,555
Less write-offs charged against the allowance	500	624	—	68	73	1,265
Credit loss recoveries collected	109	229	—	—	—	338
At March 31, 2020	$492	$1,817	$—	$5,983	$2,833	$11,125
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

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Aggregates held for resale	$180,450	$155,976	$175,782
Asphalt oil	59,853	73,842	28,238
Materials and supplies	26,481	26,293	25,142
Merchandise for resale	24,319	23,109	21,087
Natural gas in storage (current)	8,113	7,872	21,919
Other	17,521	18,866	18,999
Total	$316,737	$305,958	$291,167
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.5 million at March 31, 2021 and December 31, 2020, and $48.3 million at March 31, 2020.

Index
Note 6 - Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance share awards and restricted stock units. Common stock outstanding includes issued shares less shares held in treasury. Net income was the same for both the basic and diluted earnings per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculations follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	200,708	200,440
Effect of dilutive performance share awards and restricted stock units	244	16
Weighted average common shares outstanding - diluted	200,952	200,456
Shares excluded from the calculation of diluted earnings per share	—	68
Dividends declared per common share	$.2125	$.2075
Note 7 - Equity
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with JP Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement.
The Company issued 672,260 shares of common stock during the first quarter of 2021 pursuant to the "at-the-market" offering, receiving net proceeds of $19.7 million, which were used for capital expenditures. The Company incurred issuance costs of approximately $300,000 in connection with the sales of common stock under the "at-the-market" offering during the first quarter of 2021. The Company did not issue shares of common stock under the "at-the-market" offering during the first quarter of 2020. As of March 31, 2021, the Company had capacity to issue up to 5.7 million additional shares of common stock under the "at-the-market" offering program.
Note 8 - Accumulated other comprehensive income (loss)
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive loss before reclassifications	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss	111	466	35	612
Net current-period other comprehensive income (loss)	111	466	(9)	568
At March 31, 2021	$(873)	$(46,741)	$104	$(47,510)

Index

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2019	$(1,430)	$(40,734)	$62	$(42,102)
Other comprehensive income before reclassifications	—	—	135	135
Amounts reclassified (to) from accumulated other comprehensive loss	111	462	(1)	572
Net current-period other comprehensive income	111	462	134	707
At March 31, 2020	$(1,319)	$(40,272)	$196	$(41,395)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2021	2020
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(147)	Interest expense
	37	36	Income taxes
	(111)	(111)
Amortization of postretirement liability losses included in net periodic benefit cost	(617)	(611)	Other income
	151	149	Income taxes
	(466)	(462)
Reclassification adjustment on available-for-sale investments included in net income	(44)	1	Other income
	9	—	Income taxes
	(35)	1
Total reclassifications	$(612)	$(572)

Index
Note 9 - Revenue from contracts with customers
Revenue is recognized when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company is considered an agent for certain taxes collected from customers. As such, the Company presents revenues net of these taxes at the time of sale to be remitted to governmental authorities, including sales and use taxes.
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

Three Months Ended March 31, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$33,436	$203,137	$—	$—	$—	$—	$236,573
Commercial utility sales	32,928	120,052	—	—	—	—	152,980
Industrial utility sales	10,029	8,812	—	—	—	—	18,841
Other utility sales	1,566	—	—	—	—	—	1,566
Natural gas transportation	—	12,452	29,417	—	—	—	41,869
Natural gas storage	—	—	4,029	—	—	—	4,029
Contracting services	—	—	—	96,025	—	—	96,025
Construction materials	—	—	—	216,412	—	—	216,412
Intrasegment eliminations	—	—	—	(46,716)	—	—	(46,716)
Inside specialty contracting	—	—	—	—	355,190	—	355,190
Outside specialty contracting	—	—	—	—	151,363	—	151,363
Other	9,773	3,009	2,660	—	36	3,341	18,819
Intersegment eliminations	(136)	(142)	(26,229)	(62)	(1,042)	(3,324)	(30,935)
Revenues from contracts with customers	87,596	347,320	9,877	265,659	505,547	17	1,216,016
Revenues out of scope	(2,923)	2,886	36	—	11,923	—	11,922
Total external operating revenues	$84,673	$350,206	$9,913	$265,659	$517,470	$17	$1,227,938

Three Months Ended March 31, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$32,349	$186,701	$—	$—	$—	$—	$219,050
Commercial utility sales	33,587	114,996	—	—	—	—	148,583
Industrial utility sales	10,367	8,521	—	—	—	—	18,888
Other utility sales	1,648	—	—	—	—	—	1,648
Natural gas transportation	—	11,798	27,432	—	—	—	39,230
Natural gas gathering	—	—	2,090	—	—	—	2,090
Natural gas storage	—	—	3,046	—	—	—	3,046
Contracting services	—	—	—	98,401	—	—	98,401
Construction materials	—	—	—	207,910	—	—	207,910
Intrasegment eliminations	—	—	—	(44,104)	—	—	(44,104)
Inside specialty contracting	—	—	—	—	372,209	—	372,209
Outside specialty contracting	—	—	—	—	130,150	—	130,150
Other	8,450	2,498	3,241	—	351	2,991	17,531
Intersegment eliminations	(195)	(185)	(25,199)	(63)	(2,470)	(2,973)	(31,085)
Revenues from contracts with customers	86,206	324,329	10,610	262,144	500,240	18	1,183,547
Revenues out of scope	(298)	2,114	45	—	11,965	—	13,826
Total external operating revenues	$85,908	$326,443	$10,655	$262,144	$512,205	$18	$1,197,373

Index

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
The changes in contract assets and liabilities were as follows:

	March 31, 2021	December 31, 2020	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$107,543	$104,345	$3,198	Receivables, net
Contract liabilities - current	(142,828)	(158,603)	15,775	Accounts payable
Contract liabilities - noncurrent	(171)	(52)	(119)	Noncurrent liabilities - other
Net contract liabilities	$(35,456)	$(54,310)	$18,854
The Company recognized $123.4 million in revenue for the three months ended March 31, 2021, which was previously included in contract liabilities at December 31, 2020. The Company recognized $89.4 million in revenue for the three months ended March 31, 2020, which was previously included in contract liabilities at December 31, 2019.
The Company recognized a net increase in revenues of $34.3 million and $19.5 million for the three months ended March 31, 2021 and 2020, respectively, from performance obligations satisfied in prior periods.
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
At March 31, 2021, the Company's remaining performance obligations were $2.2 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.7 billion within the next 12 months or less; $283.8 million within the next 13 to 24 months; and $213.4 million in 25 months or more.
Note 10 - Business combinations
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

Index
In 2020, the construction materials and contracting segment made the following acquisitions:
•The assets of McMurry Ready-Mix Co., an aggregates and concrete supplier in Wyoming, were acquired in December 2020.
•The assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Washington, were acquired in February 2020.
In February 2020, the construction services segment acquired PerLectric, Inc., an electrical construction company in Virginia.
The total purchase price for acquisitions that occurred in 2020 was $110.2 million, subject to certain adjustments, with cash acquired totaling $1.7 million. The purchase price includes consideration paid of $106.0 million and $2.5 million of indemnity holdback liabilities. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2020 were as follows: $54.8 million to current assets; $27.1 million to property, plant and equipment; $33.6 million to goodwill; $19.0 million to other intangible assets; $22.6 million to current liabilities; $300,000 to noncurrent liabilities - other and $1.4 million to asset retirement obligations. As of December 31, 2020 and March 31, 2021, the purchase price adjustments had been settled and no material adjustments were made to the provisional accounting for Oldcastle Infrastructure Spokane and PerLectric, Inc., respectively. At March 31, 2021, the purchase price allocation for McMurry Ready-Mix Co. was preliminary and will be finalized within 12 months of the acquisition date. The Company issued debt to finance these acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the three months ended March 31, 2021 and 2020.
Note 11 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $12.0 million and $12.1 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company had $10.4 million of lease receivables with a majority due within 12 months.
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	—	—	226,003
Construction services	143,224	—	—	143,224
Total	$714,963	$—	$—	$714,963

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	6,483	—	223,717
Construction services	118,388	25,686	—	144,074
Total	$681,358	$32,169	$—	$713,527

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	8,778	(9)	226,003
Construction services	118,388	24,436	400	143,224
Total	$681,358	$33,214	$391	$714,963

Index
Other amortizable intangible assets were as follows:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Customer relationships	$28,836	$30,087	$28,836
Less accumulated amortization	7,792	4,138	6,887
	21,044	25,949	21,949
Noncompete agreements	3,941	4,229	3,941
Less accumulated amortization	2,441	1,928	2,309
	1,500	2,301	1,632
Other	11,957	13,060	12,927
Less accumulated amortization	10,540	7,060	11,012
	1,417	6,000	1,915
Total	$23,961	$34,250	$25,496
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2020. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three months ended March 31, 2021 and 2020, was $1.5 million and $2.0 million, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2021, was:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Amortization expense	$3,377	$4,394	$4,121	$3,799	$1,862	$6,408

Index
Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of March 31, 2021	*	March 31, 2021	March 31, 2020	December 31, 2020
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$76,782	$39,805	$42,481
Cost recovery mechanisms	Up to 1 year		7,130	6,686	10,645
Conservation programs	Up to 1 year		6,679	6,303	7,117
Other	Up to 1 year		7,861	2,412	8,284
			98,452	55,206	68,527
Noncurrent:
Pension and postretirement benefits	**		155,924	157,051	155,942
Plant retirement	-		73,498	41,080	65,919
Plant costs/asset retirement obligations	Over plant lives		72,250	67,475	71,740
Manufactured gas plant site remediation	-		26,002	15,699	26,429
Cost recovery mechanisms	Up to 10 years		15,508	11,891	16,245
Natural gas costs recoverable through rate adjustments	Up to 3 years		15,158	33,027	21,539
Taxes recoverable from customers	Over plant lives		10,800	11,082	10,785
Long-term debt refinancing costs	Up to 39 years		4,268	4,133	4,426
Other	Up to 18 years		6,509	6,751	6,356
			379,917	348,189	379,381
Total regulatory assets			$478,369	$403,395	$447,908
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		$16,344	$32,181	$18,565
Taxes refundable to customers	Up to 1 year		3,092	4,002	3,557
Electric fuel and purchased power deferral	Up to 1 year		2,001	7,188	3,667
Other	Up to 1 year		12,829	16,701	5,661
			34,266	60,072	31,450
Noncurrent:
Taxes refundable to customers	Over plant lives		224,795	240,148	227,850
Plant removal and decommissioning costs	Over plant lives		169,430	174,120	167,171
Pension and postretirement benefits	**		16,965	18,040	16,989
Other	Up to 21 years		17,870	10,897	16,065
			429,060	443,205	428,075
Total regulatory liabilities			$463,326	$503,277	$459,525
Net regulatory position			$15,043	$(99,882)	$(11,617)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates charged to customers.
**    Recovered as expense is incurred or cash contributions are made.

At March 31, 2021 and 2020, and December 31, 2020, approximately $361.4 million, $285.8 million and $332.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant to be retired and the estimated future cost of manufactured gas plant site remediation.
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in February 2021 in order to maintain services for its customers. The Company has filed out-of-cycle purchased gas adjustment requests in four out of five jurisdictions affected by this cold-weather event, as discussed in Note 19, and will continue to engage with its regulators to determine the appropriate recovery periods over which to recover the associated natural gas costs.

Index
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery of the balance of natural gas costs recoverable related to this period of time over three years rather than its normal one-year recovery period.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and has recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The first unit ceased operations on March 31, 2021, and as discussed in Note 19, requests have been filed with the NDPSC and SDPUC to offset the savings associated with the cessation of operations of this unit with the amortization of the deferred regulatory assets. The remaining two units are expected to be retired in early 2022. The Company expects to recover the regulatory assets related to the plant retirements in future rates.
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
Note 14 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $101.6 million, $83.3 million and $100.1 million, at March 31, 2021 and 2020, and December 31, 2020, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments was $127,000 for the three months ended March 31, 2021. The net unrealized loss on these investments was $3.7 million for the three months ended March 31, 2020. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

March 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,709	$155	$10	$8,854
U.S. Treasury securities	2,636	—	14	2,622
Total	$11,345	$155	$24	$11,476

March 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,691	$236	$—	$9,927
U.S. Treasury securities	1,173	12	—	1,185
Total	$10,864	$248	$—	$11,112

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,799	$156	$9	$9,946
U.S. Treasury securities	1,386	—	5	1,381
Total	$11,185	$156	$14	$11,327
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value ASC establishes a hierarchy for grouping assets and liabilities, based on the significance of inputs. The estimated fair values of the Company's assets and liabilities measured on a recurring basis are determined using the market approach. The Company's money market funds are valued at the net asset value of shares held at the end of the quarter, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Company's mortgage-backed securities and U.S. Treasury securities are based on comparable market transactions, other observable inputs or other sources, including pricing from outside

Index
sources. The estimated fair value of the Company's insurance contracts are based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021
	(In thousands)
Assets:
Money market funds		$9,388	$—	$9,388
Insurance contracts*	—	101,632		101,632
Available-for-sale securities:
Mortgage-backed securities	—	8,854	—	8,854
U.S. Treasury securities	—	2,622	—	2,622
Total assets measured at fair value	$—	$122,496	$—	$122,496
*    The insurance contracts invest approximately 54 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 10 percent in common stock of mid-cap companies, 9 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

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

Index

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
*    The insurance contract invests approximately 57 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 9 percent in common stock of mid-cap companies, 9 percent in common stock of small-cap companies, 5 percent in target date investments and 2 percent in cash equivalents.

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
The Company performed fair value assessments of the assets acquired and liabilities assumed in the business combinations that occurred during 2020. The fair value of these assets and liabilities were determined based on Level 2 and Level 3 inputs.
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Carrying amount	$2,253,274	$2,455,235	$2,213,130
Fair value	$2,473,806	$2,618,297	$2,537,289
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2021. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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

Index
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2021	March 31, 2021	March 31, 2020	December 31, 2020
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to October 30, 2060	4.40%	$1,950,000	$1,850,000	$1,950,000
Commercial paper supported by revolving credit agreements	.33%	218,900	265,000	125,600
Credit agreements due on June 7, 2024	2.20%	43,350	259,550	95,900
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	50,000	35,000
Term Loan Agreement due on September 3, 2032	2.00%	8,400	9,100	8,400
Other notes due on dates ranging from July 15, 2021 to July 1, 2061	.82%	3,282	28,374	4,034
Less unamortized debt issuance costs		5,655	6,640	5,803
Less discount		3	149	1
Total long-term debt		2,253,274	2,455,235	2,213,130
Less current maturities		1,552	16,560	1,555
Net long-term debt		$2,251,722	$2,438,675	$2,211,575
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at March 31, 2021, were as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Long-term debt maturities	$780	$148,021	$77,921	$323,672	$177,802	$1,530,736
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Interest, net*	$14,303	$15,978
Income taxes paid (refunded), net	$13,880	$(1)
*    AFUDC - borrowed was $348,000 and $627,000 for the three months ended March 31, 2021 and 2020, respectively.

Noncash investing and financing transactions were as follows:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,236	$10,655	$54,356
Property, plant and equipment additions in accounts payable	$20,594	$27,425	$26,082
Accrual for holdback payment related to a business combination	$—	$5,000	$2,500
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

Index
The pipeline segment provides natural gas transportation and underground storage services through a regulated pipeline system primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides non-regulated cathodic protection and other energy-related services. In 2020, the pipeline segment divested its regulated and non-regulated natural gas gathering assets. With the completion of these sales, the segment exited the natural gas gathering business.
The construction materials and contracting segment mines, processes and sells construction aggregates (crushed stone, sand and gravel); produces and sells asphalt mix; and supplies ready-mixed concrete. This segment focuses on vertical integration of its contracting services with its construction materials to support the aggregate-based product lines including aggregate placement, asphalt and concrete paving, and site development and grading. Although not common to all locations, other products include the sale of cement, liquid asphalt for various commercial and roadway applications, various finished concrete products and other building materials and related contracting services. This segment operates in the central, southern and western United States, as well as Alaska and Hawaii.
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
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2020 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$84,673	$85,908
Natural gas distribution	350,206	326,443
Pipeline	7,502	6,331
	442,381	418,682
Non-regulated operations:
Pipeline	2,411	4,324
Construction materials and contracting	265,659	262,144
Construction services	517,470	512,205
Other	17	18
	785,557	778,691
Total external operating revenues	$1,227,938	$1,197,373

Index

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$136	$195
Natural gas distribution	142	185
Pipeline	25,990	25,183
	26,268	25,563
Non-regulated operations:
Pipeline	239	16
Construction materials and contracting	62	63
Construction services	1,042	2,470
Other	3,324	2,973
	4,667	5,522
Intersegment eliminations	(30,935)	(31,085)
Total intersegment operating revenues	$—	$—

Operating income (loss):
Electric	$13,865	$14,859
Natural gas distribution	53,573	49,998
Pipeline	12,536	11,419
Construction materials and contracting	(34,889)	(43,269)
Construction services	40,277	23,796
Other	(198)	267
Total operating income	$85,164	$57,070

Net income (loss):
Regulated operations:
Electric	$10,749	$11,374
Natural gas distribution	36,178	32,369
Pipeline	9,194	7,386
	56,121	51,129
Non-regulated operations:
Pipeline	(296)	(13)
Construction materials and contracting	(30,813)	(38,215)
Construction services	29,825	16,823
Other	(2,721)	(4,185)
	(4,005)	(25,590)
Income from continuing operations	52,116	25,539
Income (loss) from discontinued operations, net of tax	15	(409)
Net income	$52,131	$25,130

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit cost (credit) for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$400	$352
Interest cost	2,455	2,973	466	591
Expected return on assets	(4,894)	(4,761)	(1,275)	(1,248)
Amortization of prior service credit	—	—	(349)	(297)
Amortization of net actuarial loss	2,004	1,863	6	2
Net periodic benefit cost (credit), including amount capitalized	(435)	75	(752)	(600)
Less amount capitalized	—	—	39	32
Net periodic benefit cost (credit)	$(435)	$75	$(791)	$(632)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $769,000 and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
Note 19 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant open regulatory proceedings and cases by jurisdiction including updates to those reported in the 2020 Annual Report. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.
IPUC
On January 12, 2021, Intermountain filed an application with the IPUC for a decrease in its depreciation and amortization rates of approximately $2.9 million annually or a decrease from a combined rate of 3.0 percent to 2.6 percent. Intermountain has requested the rates be retroactive to January 1, 2021. This matter is pending before the IPUC.
MNPUC
On September 27, 2019, Great Plains filed an application with the MNPUC for a natural gas rate increase of approximately $2.9 million annually or approximately 12.0 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance safety and reliability and the depreciation and taxes associated with the increase in investment. On November 22, 2019, Great Plains received approval to implement an interim rate increase of approximately $2.6 million or approximately 11.0 percent, subject to refund, effective January 1, 2020. On October 26, 2020, the MNPUC issued an order authorizing an annual increase in revenues of approximately $2.6 million or approximately 11.5 percent. On February 25, 2021, the MNPUC approved implementing the rates effective April 1, 2021.
Great Plains defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually the Company prepares a true-up pursuant to the purchased gas adjustment tariff. On March 30, 2021, Great Plains filed an out-of-cycle cost of gas adjustment with the MNPUC for the recovery of approximately $11.1 million. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The length of recovery was requested at 28 months with a rate structure that is higher in the summer and lower in the winter due to the lower gas usage in the summer to mitigate the impact on customers. This matter is pending before the MNPUC.

Index
NDPSC
On August 26, 2020, Montana-Dakota filed an application with the NDPSC for a natural gas rate increase of approximately $9.0 million annually or approximately 7.8 percent above current rates. The requested increase was primarily to recover investments in facilities to enhance system safety and reliability and the depreciation and taxes associated with the increase in investment. On December 16, 2020, Montana-Dakota received approval to implement an interim rate increase of approximately $6.9 million or approximately 6.0 percent, subject to refund, effective January 1, 2021. A hearing was held March 17 and 18, 2021. On April 9, 2021, Montana-Dakota, NDPSC Advocacy Staff and the intervener in the case filed a settlement agreement reflecting an updated increase of approximately $6.9 million annually or approximately 6.0 percent above current rates. On May 5, 2021, the NDPSC approved the settlement agreement with rates effective June 1, 2021.
On March 2, 2021, Montana-Dakota filed an informational update to the generation resource recovery rider with the NDPSC related to the retirement of Unit 1 at Lewis & Clark Station. The filing includes the annual revenue requirement offset by the related amortization of the accelerated depreciation on the plant, net of excess deferred income taxes, and the decommissioning costs projected to be incurred in 2021 resulting in no impact to customers.
Montana-Dakota defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually the Company prepares a true-up pursuant to the purchased gas adjustment tariff. On March 31, 2021, Montana-Dakota filed an out-of-cycle cost of gas adjustment with the NDPSC for approximately $13.5 million. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The filing was made to expedite recovery of these costs and maintain the timing of annual purchased gas adjustment filings. This matter is pending before the NDPSC.
SDPUC
Montana-Dakota has a transmission cost recovery rider that allows annual updates to rates for actual costs for transmission-related projects and services. On March 1, 2021, Montana-Dakota filed an annual update to its transmission cost recovery rider to recover a revenue requirement of approximately $1.0 million annually, which reflects a true-up of the prior period adjustment, resulting in an increase in current rates of approximately $274,000. On April 30, 2021, the SDPUC approved the rates as requested with an effective date of May 1, 2021.
Montana-Dakota has an infrastructure rider rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the electric tariff. On February 26, 2021, Montana-Dakota filed an annual update to its infrastructure rider requesting to recover a revenue requirement of approximately $1.0 million annually, which reflects a true-up of the prior period adjustment, resulting in a decrease in current rates of approximately $236,000. On April 30, 2021, the SDPUC approved the rates as requested with an effective date of May 1, 2021.
On March 11, 2021, Montana-Dakota filed an informational update to the infrastructure rider rate tariff with the SDPUC related to the retirement of Unit 1 at Lewis & Clark Station. The filing includes the annual revenue requirement offset by the related amortization of the accelerated depreciation on the plant, net of excess deferred income taxes, and the decommissioning costs projected to be incurred in 2021 resulting in no impact to customers. This matter is pending before the SDPUC.
Montana-Dakota defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually the Company prepares a true-up pursuant to the purchased gas cost adjustment tariff. On March 31, 2021, Montana-Dakota filed an out-of-cycle cost of gas adjustment with the SDPUC for approximately $5.5 million. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The filing was made to expedite recovery of these costs and maintain the timing of annual purchased gas adjustment filings. On April 30, 2021, the SDPUC approved the rates as requested with an effective date of May 1, 2021.
WUTC
On June 19, 2020, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.8 million annually or approximately 5.3 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as increased operation and maintenance costs. Cascade updated its filing on July 24, 2020, to approximately $14.3 million annually or approximately 5.5 percent. Cascade filed a rebuttal case on January 8, 2021, supporting an increase of approximately $7.4 million annually or approximately 2.8 percent. The revised revenue within the rebuttal case reflects several adjustments including depreciation, reduction to return on equity, delays on certain projects, adjustments to income taxes and updates to wages. A hearing was held February 24, 2021, and briefs were filed with the WUTC on March 22, 2021. The WUTC has 11 months to render a final decision on the rate case. This matter is pending before the WUTC.
WYPSC
On May 14, 2020, Montana-Dakota filed separate requests for its electric and natural gas services with the WYPSC to use deferred accounting for costs related to the COVID-19 pandemic. Montana-Dakota determined the deferred accounting orders were no longer needed and the filings were withdrawn by Montana-Dakota on March 2, 2021.

Index
Montana-Dakota defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually the Company prepares a true-up pursuant to the purchased gas cost adjustment tariff. On March 31, 2021, Montana-Dakota filed an out-of-cycle cost of gas adjustment with the WYPSC for approximately $1.6 million. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The filing was made to expedite recovery of these costs and maintain the timing of annual purchased gas adjustment filings. On April 30, 2021, the WYPSC approved the rates as requested with an effective date of May 1, 2021.
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
At March 31, 2021 and 2020, and December 31, 2020, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $55.0 million, $33.1 million and $41.5 million, respectively. At March 31, 2021 and 2020, and December 31, 2020, the Company also recorded corresponding insurance receivables of $31.6 million, $19.0 million and $17.5 million, respectively, and regulatory assets of $20.9 million, $10.8 million and $21.3 million, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2020 Annual Report.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2021, the fixed maximum amounts guaranteed under these agreements aggregated $235.8 million. Certain of the guarantees also have no fixed maximum amounts specified. At March 31, 2021, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $120.8 million in 2021; $42.4 million in 2022; $61.9 million in 2023; $500,000 in 2024; $500,000 in 2025; $700,000 thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2021. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2021, the fixed maximum amounts guaranteed under these letters of credit aggregated $25.5 million. At March 31, 2021, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $23.6 million in 2021 and $1.9 million in 2022. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2021. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.

Index
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at March 31, 2021.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2021, approximately $1.1 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At March 31, 2021, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $33.1 million.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company focuses on infrastructure and is Building a Strong America® by providing essential products and services through its regulated energy delivery and construction materials and services businesses. The Company and its employees work hard to keep the economy of the United States moving with the products and services provided, which include powering, heating and connecting homes, factories, offices and stores; and building roads, highways, data infrastructure and airports.
The Company's two-platform business model, regulated energy delivery and construction materials and services, are each comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risks associated with each type of industry. The Company is authorized to conduct business in 46 states and during peak times may employ over 15,600 employees. The Company's organic investments are strong drivers of high-quality earnings growth and continue to be an important part of the Company's growth story. Management believes the Company is well positioned in the industries and markets in which it operates.
The Company continues to effectively execute its strategy while managing the ongoing effects of the COVID-19 pandemic. Most of the Company's products and services are considered essential to our country and our communities and, as a result, operations have generally been permitted to proceed. In early 2020, the Company implemented its business continuity plans to continue to provide safe and reliable services during the pandemic.
The Company has a task force to monitor developments related to the pandemic and implement procedures to protect employees and customers. In March 2020, the Company took measures to mitigate the risk of COVID-19 transmission by requiring employees that had the capacity to do so to work from home. The Company also enacted additional physical and cybersecurity measures to safeguard systems for remote work locations. To date, certain office employees continue to work remotely due to the number of COVID-19 cases in some operating regions. The Company will be using a phased approach as it brings the remaining office employees not participating in the Company's telecommute program back to their work locations following the first quarter of 2021.
Certain of the Company's supply vendors are facing production and staffing challenges as they work to achieve production capacity and lead times consistent with pre-pandemic levels. Coupled with other challenges of the pandemic, these vendors are also experiencing strong demand from the residential construction market, some industrial segments and some utility infrastructure investments. In addition, freight markets continue to have challenges with driver shortages; strong demand for consumer goods; extended lead times; and costs for vehicles, driver retention and recruitment. As a result, the Company has experienced some price increases and disruptions and delays on delivery of certain materials.
Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the three months ended March 31, 2021 and 2020. The Company will continue to adjust its business in response to the pandemic while positioning for potential opportunities to enhance its competitive position. The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company increases the longer the virus impacts the level of economic activity in the United States. Due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely. For more information specific to each of the Company's business segments, see the following discussions in each business segment's Outlook section. For more information on the possible impacts, see Part I, Item 1A. Risk Factors in the 2020 Annual Report.

Index
Forward-Looking Statements
The following sections contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, the impact of COVID-19 on the Company's business, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished and changes in such assumptions and factors could cause actual future results to differ materially.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part I, Item 1A. Risk Factors in the 2020 Annual Report and subsequent filings with the SEC.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended
	March 31,
	2021	2020
	(In millions, except per share amounts)
Electric	$10.7	$11.4
Natural gas distribution	36.2	32.3
Pipeline	8.9	7.4
Construction materials and contracting	(30.8)	(38.2)
Construction services	29.8	16.8
Other	(2.7)	(4.2)
Income from continuing operations	52.1	25.5
Loss from discontinued operations, net of tax	—	(.4)
Net income	$52.1	$25.1
Earnings per share - basic:
Income from continuing operations	$.26	$.13
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.26	$.13
Earnings per share - diluted:
Income from continuing operations	$.26	$.13
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.26	$.13
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 The Company's consolidated earnings increased $27.0 million or 107 percent for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
The Company's earnings were positively impacted by increased earnings across most of the Company's businesses. The construction services business experienced an increase in gross margin as a result of higher outside specialty contracting workloads resulting from strong demand for utility projects, partially offset by decreased inside specialty contracting workloads resulting from decreased demand for refinery and commercial projects. In addition, 2020 earnings for the construction services business were negatively impacted by an out-of-period adjustment of approximately $6.7 million, net of tax, to correct revenue previously recognized on a construction contract. The construction materials and contracting business experienced an increase in gross margin as well, resulting from higher realized materials revenues and margins and higher contracting bid margins. The natural gas

Index
distribution business benefited from approved rate relief in certain jurisdictions, partially offset by higher operation and maintenance expenses. The pipeline business also experienced increased storage-related revenues resulting in a positive impact to earnings. Favorable income tax adjustments related to the Company's consolidated annualized estimated tax rate had a positive impact on Other. Partially offsetting these increases were decreased earnings at the electric business, largely resulting from higher operation and maintenance expenses and depreciation, depletion and amortization costs.
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
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 17. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and shareholder return, while providing safe, environmentally responsible, reliable and competitively priced energy and related services to customers. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and purchased power, weather, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To date, many states have enacted, and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable energy generation. Federal legislation for clean energy standards and GHG emissions has been considered and may be implemented in the near future. The current administration has also made climate change a focus during the first quarter of 2021. Over the long-term, the Company expects overall electric demand to be positively impacted by higher demand resulting from increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emissions concerns and changing customer conservation patterns. These initiatives could result in increased costs to produce electricity and procure natural gas. To date, the impact of these initiatives on the Company is unknown. The Company will continue to monitor the progress of these initiatives and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable and affordable energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions, as further discussed in Note 19.
In September 2019, the PHMSA issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The natural gas segment has implemented procedure changes for the initial requirements and continues to evaluate and prepare procedure changes necessary for the additional requirements effective July 1, 2021.
State implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ plans to draft a state implementation plan and share its controls selection with federal land managers of the National Park Service, the United States Fish and Wildlife Service and the United States Forest Service in the first half of 2021. The emissions modeling being conducted for the combined western state agencies affected by the Regional Haze Rule is delayed and not yet available for the NDDEQ to draft a state implementation plan. Therefore, the NDDEQ's state implementation plan, which is due to the EPA by July 2021, is anticipated to be delayed and submitted during the second half of 2021. Additionally, the Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future. The Company could be negatively impacted by the decisions of the other owners.

Index
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
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. The Company's transmission settlement process with SPP helped offset the increased energy costs to customers during the cold weather event. Further, in some jurisdictions the Company utilized natural gas in storage to lessen the impact of high natural gas costs. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in February 2021 in order to maintain services for its customers. Montana-Dakota and Great Plains have filed out-of-cycle purchased gas adjustment requests in four out of five jurisdictions affected by this cold-weather event, as discussed in Note 19, and will continue to engage with its regulators to determine the appropriate recovery periods over which to recover the associated natural gas costs.
The electric and natural gas distribution segments are facing increased lead times on delivery of certain raw materials used in electric transmission and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing of electrical equipment as a result of the COVID-19 pandemic, including delays in trucking times and issuance of permits for large and heavy loads. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the risk of any delays due to extended lead times.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2021	2020	Variance
	(In millions)
Operating revenues	$84.8	$86.1	(2)%
Electric fuel and purchased power	18.6	20.6	(10)%
Taxes, other than income	.2	.1	100%
Adjusted gross margin	66.0	65.4	1%
Operating expenses:
Operation and maintenance	31.3	30.7	2%
Depreciation, depletion and amortization	16.1	15.5	4%
Taxes, other than income	4.7	4.3	9%
Total operating expenses	52.1	50.5	3%
Operating income	13.9	14.9	(7)%
Other income (expense)	.5	(.4)	225%
Interest expense	6.5	6.8	(4)%
Income before income taxes	7.9	7.7	3%
Income tax benefit	(2.8)	(3.7)	24%
Net income	$10.7	$11.4	(6)%

Operating statistics	Three Months Ended
	March 31,
	2021	2020
Retail sales (million kWh):
Residential	334.9	330.6
Commercial	361.8	375.8
Industrial	144.5	153.0
Other	19.2	20.4
	860.4	879.8
Average cost of electric fuel and purchased power per kWh	$.019	$.021
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 Electric earnings decreased $700,000 as a result of:
Adjusted gross margin: Increase of $600,000, largely the result of $1.1 million higher transmission revenues, due equally to increased revenues from SPP as the result of a FERC settlement and higher tracker revenues as a result of more transmission assets, and $500,000 of higher revenues associated with transmission interconnect upgrades. Adjusted gross margin was negatively impacted by a decrease in retail sales volumes of 2.2 percent. Decreased commercial and industrial retail sales volumes were partially offset by higher residential sales volumes due to the continued trend of individuals being at home more as a result of the COVID-19 pandemic, as discussed later.
Operation and maintenance: Increase of $600,000, largely due to increased payroll-related costs of $800,000, partially offset by decreased contract services.
Depreciation, depletion and amortization: Increase of $600,000 as a direct result of increased property, plant and equipment balances primarily from transmission projects placed in service.
Taxes, other than income: Increase of $400,000, due in equal part to higher property taxes in certain jurisdictions and higher payroll taxes driven by increased payroll-related costs.
Other income (expense): Increased income of $900,000 as a result of higher returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income tax benefit: Decrease of $900,000, primarily lower production tax credits related to the expiration of a 10-year credit-qualifying period on certain facilities and less wind generation.

Index
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2021	2020	Variance
	(In millions)
Operating revenues	$350.4	$326.6	7%
Purchased natural gas sold	202.2	190.5	6%
Taxes, other than income	13.9	13.2	5%
Adjusted gross margin	134.3	122.9	9%
Operating expenses:
Operation and maintenance	51.2	46.0	11%
Depreciation, depletion and amortization	22.5	20.8	8%
Taxes, other than income	7.0	6.1	15%
Total operating expenses	80.7	72.9	11%
Operating income	53.6	50.0	7%
Other income	1.7	.3	NM
Interest expense	9.2	9.2	—%
Income before income taxes	46.1	41.1	12%
Income tax expense	9.9	8.8	13%
Net income	$36.2	$32.3	12%
*NM - not meaningful

Operating statistics	Three Months Ended
	March 31,
	2021	2020
Volumes (MMdk)
Retail sales:
Residential	28.8	27.7
Commercial	18.6	18.8
Industrial	1.5	1.5
	48.9	48.0
Transportation sales:
Commercial	.7	.7
Industrial	43.9	45.6
	44.6	46.3
Total throughput	93.5	94.3
Average cost of natural gas per dk	$4.13	$3.97
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 Natural gas distribution earnings increased $3.9 million as a result of:
Adjusted gross margin: Increase of $11.4 million, largely the result of $5.7 million in approved rate relief in certain jurisdictions; $2.2 million in higher weather normalization and decoupling mechanisms; and increased retail sales volumes of approximately 1.8 percent, primarily to residential customers.
Operation and maintenance: Increase of $5.2 million, primarily due to higher payroll-related costs of $2.2 million and decreased credits for costs associated with the installation of meters partially from delaying meter replacements for safety measures implemented as a result of the COVID-19 pandemic.
Depreciation, depletion and amortization: Increase of $1.7 million, resulting from increased property, plant and equipment balances from growth and replacement projects placed in service.
Taxes, other than income: Increase of $900,000, due in part to higher property taxes in certain jurisdictions of $600,000, as well as higher payroll taxes driven by increased payroll-related costs.

Index
Other income: Increase of $1.4 million as a result of higher returns on certain of the Company's benefit plan investments of $1.8 million, partially offset by decreased interest income related to the recovery of purchased gas adjustment balances.
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Increase of $1.1 million due to an increase in income before taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In 2020, the Company instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of disconnects due to nonpayment of bills, and continues to adjust these measures in 2021. In April 2020, the Company waived late payment fees to help customers experiencing financial hardships. As of January 1, 2021, the Company has reinstated disconnects and late payment fees to certain customer classes in seven of its eight states of operation. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of receivables have been affected. To date, the Company experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic activity due to the COVID-19 pandemic and oil price impacts, as further discussed below. The Company expects this downward trend on demand to continue throughout the pandemic. In the first quarter of 2021, the Company continued certain cost containment measures in response to the COVID-19 pandemic, including reduced employee travel and temporary delays in non-essential training for employees. The Company filed requests for the use of deferred accounting for costs related to the COVID-19 pandemic in all of the jurisdictions in which it operates and has since withdrawn its applications in two of those jurisdictions. The Company has deferred an immaterial amount related to the pandemic to date.
The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2020, these segments experienced retail customer growth of approximately 1.8 percent, and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
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
Additionally, the Company has implemented risk mitigation measures to minimize the price volatility associated with natural gas costs through derivative contracts at Cascade. Demand for the Company's regulated energy delivery services could be impacted by reduced oil and natural gas exploration and production activity. The Company continues to monitor natural gas prices, as well as oil and natural gas production levels.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The Company ceased operations on March 31, 2021, of Unit 1 at Lewis & Clark Station in Sidney, Montana. The Company began pre-decommissioning activities on April 1, 2021, and will commence decommissioning of Unit 1 later in 2021. The retirement of Units 1 and 2 at Heskett Station near Mandan, North Dakota, is expected in early 2022. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations.
The Company continues to be focused on the regulatory recovery of its investments by filing for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 19.
The labor contract at Cascade with the ICWU has been ratified and is effective through March 31, 2024. The labor contract at Montana-Dakota with the IBEW was extended through June 15, 2021, and is currently in negotiations.

Index
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, as discussed in Note 17. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following organic growth projects in 2020:
•In September 2020, Phase II of the Line Section 22 Expansion project in the Billings, Montana, area was placed in service. The completion of Phase I and II increased capacity by 22.5 MMcf per day.
•In February 2020, the Demicks Lake Expansion project in McKenzie County, North Dakota, was placed in service and increased capacity by 175 MMcf per day.
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives on increased pipeline safety regulations and environmental matters such as the reduction of methane emissions could also impact the price and demand for natural gas. In February 2021, the FERC issued a revised notice of inquiry seeking new information and stakeholder perspectives regarding the certification of new interstate natural gas facilities. The FERC issued the original notice of inquiry seeking stakeholder perspectives on this topic in April 2018. The FERC also took a step toward reforming the way in which it analyzes GHG emissions for purposes of natural gas pipeline certificates. The Company is monitoring the progress of these initiatives and is assessing the potential impacts they may have on its business processes, results of operations and disclosures, including its current North Bakken Expansion project application, as discussed in the Outlook section.
The pipeline segment is also subject to extensive regulation including certain operational compliance, permit terms and system integrity. In September 2019, the PHMSA issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The segment has implemented procedure changes for the initial requirements and continues to evaluate procedure changes and implementation of physical modifications to existing facilities necessary for additional requirements that will become effective July 1, 2021. The segment reviews and secures existing permits and easements, as well as new permits and easements as necessary to meet current demand and future growth opportunities on an ongoing basis. Groups opposing natural gas pipelines could also cause negative impacts on the segment with increased costs, potential delays to project completion, or cancellation of prospective projects.
In April 2020 and November 2020, the Company completed the sales of its regulated and non-regulated natural gas gathering assets, respectively. With the completion of these sales, the Company has exited the natural gas gathering business.
The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. Long lead times on materials could delay maintenance work and project construction potentially causing lost revenues and/or increased costs. The Company proactively monitors and plans for material lead times, as well as works with manufacturers and suppliers to help mitigate the risk of delays due to extended lead times.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2021	2020	Variance
	(In millions)
Operating revenues	$36.1	$35.8	1%
Operating expenses:
Operation and maintenance	15.1	15.0	1%
Depreciation, depletion and amortization	5.2	5.8	(10)%
Taxes, other than income	3.3	3.6	(8)%
Total operating expenses	23.6	24.4	(3)%
Operating income	12.5	11.4	10%
Other income	.9	—	NM
Interest expense	2.0	1.9	5%
Income before income taxes	11.4	9.5	20%
Income tax expense	2.5	2.1	19%
Net income	$8.9	$7.4	21%
*NM - not meaningful

Operating statistics	Three Months Ended
	March 31,
	2021	2020
Transportation volumes (MMdk)	110.8	111.7
Natural gas gathering volumes (MMdk)	—	3.3
Customer natural gas storage balance (MMdk):
Beginning of period	25.5	16.2
Net withdrawal	(20.3)	(12.4)
End of period	5.2	3.8
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 Pipeline earnings increased $1.5 million as a result of:
Revenues: Increase of $300,000, largely attributable to increased storage-related revenues of $2.1 million, partially offset by lower non-regulated project revenues of $500,000 and lower gas gathering volumes associated with the sales of the Company's natural gas gathering assets in 2020.
Operation and maintenance: Comparable to the same period in the prior year.
Depreciation, depletion and amortization: Decrease of $600,000 as a result of the absence of natural gas gathering assets discussed above, offset in part by higher property, plant and equipment balances related to organic growth projects.
Taxes, other than income: Decrease of $300,000, primarily due to the absence of natural gas gathering assets discussed above.
Other income: Increase of $900,000 as a result of higher AFUDC of $700,000 and higher returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Increase of $400,000, largely resulting from an increase in income before taxes.
Outlook The Company continues to manage the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. Overall, COVID-19 has had minimal impacts to the pipeline business. The Company does not expect delays to its regulatory filings or projects due to the pandemic.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the volumes of natural gas the Company transports through its system. Although low oil prices slowed 2020 drilling activities and led to the shut-in of certain wells, the recovery of oil prices has allowed producers to bring wells back online and associated natural gas production in the Bakken has returned to near pre-pandemic levels.

Index
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
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. In February 2020, the Company filed with the FERC its application for this project. Long-term take or pay customer contracts support the project at an amended design capacity of 250 MMcf per day, which can be readily expanded to meet forecasted natural gas growth levels and customer needs. In December 2020, the FERC issued its environment assessment for the project. Construction of the project is dependent on regulatory and environmental permitting, which the Company anticipated to receive in the first quarter 2021, with construction expected to begin in the second quarter and a project in-service date of November 1, 2021. The Company continues to await FERC approval and is adjusting its construction schedule to reflect the delay, which will result in a later in-service date.
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
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows the segment to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. In the first quarter of 2021, the Company received the necessary permitting to expand its operation capabilities at its Honey Creek quarry near Austin, Texas. Honey Creek contains an estimated 40-year supply of aggregates. During 2020, the Company made strategic asset purchases that contributed approximately 115 million tons of aggregate reserves.
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

Index
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended
	March 31,
	2021	2020	Variance
	(In millions)
Operating revenues	$265.7	$262.2	1%
Cost of sales:
Operation and maintenance	243.2	250.7	(3)%
Depreciation, depletion and amortization	22.3	19.6	14%
Taxes, other than income	9.8	9.5	3%
Total cost of sales	275.3	279.8	(2)%
Gross margin	(9.6)	(17.6)	45%
Selling, general and administrative expense:
Operation and maintenance	21.7	22.4	(3)%
Depreciation, depletion and amortization	1.1	1.0	10%
Taxes, other than income	2.5	2.3	9%
Total selling, general and administrative expense	25.3	25.7	(2)%
Operating loss	(34.9)	(43.3)	19%
Other expense	(.1)	(1.1)	91%
Interest expense	4.7	5.2	(10)%
Loss before income taxes	(39.7)	(49.6)	20%
Income tax benefit	(8.9)	(11.4)	22%
Net loss	$(30.8)	$(38.2)	19%

Operating statistics	Three Months Ended
	March 31,
	2021	2020
Sales (000's):
Aggregates (tons)	4,808	4,217
Asphalt (tons)	294	227
Ready-mixed concrete (cubic yards)	732	704
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 Construction materials and contracting's seasonal loss decreased $7.4 million as a result of:
Revenues: Increase of $3.5 million, primarily the result of higher materials revenues of $13.3 million for aggregates and ready-mixed concrete due to an early start to the season in certain regions. The increase was partially offset by decreased contracting services due to less favorable weather conditions in certain regions in 2021 delaying the start of some project work.
Gross margin: Increase of $8.0 million, largely resulting from higher overall realized materials revenues and margins and higher contracting margins. Aggregates product margins increased $3.0 million and ready-mixed concrete margins increased $2.7 million due to the early start to the season discussed above. Contracting bid margins positively impacted gross margin as a result of higher realized bid margins. Partially offsetting these increases were decreased asphalt and asphalt-related product margins of $1.8 million, largely resulting from higher repair and maintenance costs in the first quarter of 2021.
Selling, general and administrative expense: Decrease of $400,000, primarily due to the recovery of prior bad debt expense of $1.1 million, partially offset by higher payroll-related costs.
Other expense: Decrease of $1.0 million, driven by higher returns on the Company's benefit plan investments.
Interest expense: Decrease of $500,000 resulting from lower average interest rates and lower average debt balances.
Income tax benefit: Decrease of $2.5 million, due to a decrease in the seasonal loss before income taxes.

Index
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. In 2020, the Company implemented safety and social distancing measures for its employees that were not able to work from home and experienced some inefficiencies and additional costs in relation to these measures, including delays in the ability to obtain permits from government agencies and, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic. The American Rescue Plan Act approved by the United States Congress in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. Because of limited guidance currently available to states on how the funds can be spent, there is uncertainty regarding whether the funds will be made available for infrastructure projects that could positively impact the segment. Additionally, the current administration and the United States Congress are expected to release a comprehensive infrastructure proposal that, if adopted, could positively impact the segment. The Company continues to monitor the progress of these legislative items.
The segment's vertically integrated aggregate-based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mixed concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold in connection with street, highway and other public infrastructure projects, as well as private commercial, industrial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public projects are, however, dependent on federal and state funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles.
During 2021 and 2020, the Company made strategic purchases that support the Company's long-term strategy to expand its market presence. In April 2021, the Company acquired Mt. Hood Rock, a construction aggregates business located in Portland, Oregon. The Company continues to evaluate additional acquisition opportunities that would be accretive to earnings of the Company. For more information on the Company's business combinations, see Note 10.
The construction materials and contracting segment's backlog at March 31, 2021, was $818.8 million, which is down slightly from backlog of $905.1 million at March 31, 2020. The decrease in backlog was largely attributable to the timing of bidding activity, primarily related to street and highway construction projects in certain regions. The Company continues to monitor bidding activity as it moves into the second quarter of 2021. The Company expects to complete a significant amount of backlog at March 31, 2021, during the next 12 months.
One of the labor contracts that the construction materials and contracting segment was negotiating as of December 31, 2020, as reported in Items 1 and 2 - Business Properties - General in the 2020 Annual Report, has been ratified.
Construction Services
Strategy and challenges The construction services segment provides inside and outside specialty contracting, as discussed in Note 17. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to its ability to support national customers in most of the regions in which it operates.
The construction services segment faces challenges, which are not under direct control of the business, in the highly competitive markets in which it operates. Competitive pricing environments, project delays, changes in management's estimates of variable consideration and the effects from restrictive regulatory requirements have negatively impacted revenues and margins in the past and could affect revenues and margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions; disruptions to the supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities; declines or delays in new projects due to the cyclical nature of the construction industry; and other factors. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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

Index
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended
	March 31,
	2021	2020	Variance
	(In millions)
Operating revenues	$518.5	$514.7	1%
Cost of sales:
Operation and maintenance	427.2	436.2	(2)%
Depreciation, depletion and amortization	4.0	3.9	3%
Taxes, other than income	19.4	23.4	(17)%
Total cost of sales	450.6	463.5	(3)%
Gross margin	67.9	51.2	33%
Selling, general and administrative expense:
Operation and maintenance	24.6	23.9	3%
Depreciation, depletion and amortization	1.3	1.9	(32)%
Taxes, other than income	1.7	1.6	6%
Total selling, general and administrative expense	27.6	27.4	1%
Operating income	40.3	23.8	69%
Other income	.2	.1	100%
Interest expense	.9	1.2	(25)%
Income before income taxes	39.6	22.7	74%
Income tax expense	9.8	5.9	66%
Net income	$29.8	$16.8	77%
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 Construction services earnings increased $13.0 million as a result of:
Revenues: Increase of $3.8 million, primarily resulting from higher outside specialty contracting workloads partially offset by lower inside specialty contracting workloads. Outside workloads contributed $20.2 million, or 13.9% more compared to the same period in the prior year, as a result of strong demand for utility projects including storm-related power line repair and line hardening restoration work. Inside workloads decreased $17.0 million, or 4.6% less compared to the same period in the prior year, as a result of decreased customer demand for refinery and commercial projects, which were partially offset by increased high-tech projects and the absence of a negative out-of-period adjustment in first quarter 2020 of $7.7 million to correct revenue previously recognized on a construction contract.
Gross margin: Increase of $16.7 million, primarily from the higher volume of work resulting in an increase in revenues, as previously discussed, as well as higher margins on certain projects which is also reflected in lower cost of sales. Also contributing to the increase was the absence of a negative out-of-period adjustment in first quarter 2020 of $8.9 million to correct revenue previously recognized on a construction contract.
Selling, general and administrative expense: Comparable to the same period in the prior year.
Other income: Comparable to the same period in the prior year.
Interest expense: Decrease of $300,000 driven by lower debt balances.
Income tax expense: Increase of $3.9 million, directly resulting from an increase in income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. In 2020, the Company implemented safety and social distancing measures for its employees that were not able to work from home and experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue pre-pandemic business processes. The Company continues to monitor job progress and service work for delays, cancellations and disruptions due to the pandemic but expects minimal disruptions in 2021. Despite the challenges presented by the COVID-19 pandemic, the Company believes there are long-term growth opportunities and demand for construction services. The American Rescue Plan Act approved by the United States Congress in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. Because of limited guidance currently available to states on how the funds can be spent, there is uncertainty regarding whether the funds will be made available for infrastructure projects that could impact the segment. Additionally, the current administration and the United States Congress are expected to release a comprehensive infrastructure proposal that, if adopted, could positively impact the segment. The Company will continue to monitor the progress of these legislative items.

Index
The Company continues to have bidding opportunities for both inside and outside specialty contracting work in 2021 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects.
The construction services segment's backlog at March 31, was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Inside specialty contracting	$1,009	$1,041
Outside specialty contracting	264	226
	$1,273	$1,267
The slight increase in backlog was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly inside specialty contracting in the hospitality, high-tech and public industries. The Company's outside power, communications and natural gas specialty contracting also have a high volume of available work. The Company expects to complete a significant amount of the backlog at March 31, 2021, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog.
Other

	Three Months Ended
	March 31,
	2021	2020	Variance
	(In millions)
Operating revenues	$3.3	$3.0	10%
Operating expenses:
Operation and maintenance	2.3	2.0	15%
Depreciation, depletion and amortization	1.2	.7	71%
Total operating expenses	3.5	2.7	30%
Operating income (loss)	(.2)	.3	NM
Other income	.1	.1	—%
Interest expense	.1	.3	(67)%
Income (loss) before income taxes	(.2)	.1	NM
Income tax expense	2.5	4.3	(42)%
Net loss	$(2.7)	$(4.2)	36%
*NM - not meaningful

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 Other was positively impacted in the first quarter of 2021 by lower income tax adjustments related to the Company's consolidated annualized estimated tax rate, partially offset by higher depreciation, depletion and amortization expense for software placed in service. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Intersegment transactions:
Operating revenues	$30.9	$31.0
Operation and maintenance	4.9	5.9
Purchased natural gas sold	26.0	25.1
For more information on intersegment eliminations, see Note 17.

Index
Liquidity and Capital Commitments
At March 31, 2021, the Company had cash and cash equivalents of $55.1 million and available borrowing capacity of $695.5 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities.
Cash flows

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities	$95.6	$79.3
Investing activities	(106.3)	(202.5)
Financing activities	6.2	173.2
Increase (decrease) in cash and cash equivalents	(4.5)	50.0
Cash and cash equivalents -- beginning of year	59.6	66.5
Cash and cash equivalents -- end of period	$55.1	$116.5
Operating activities

	Three Months Ended
	March 31,
	2021	2020	Variance
Components of net cash provided by operating activities:	(In millions)
Income from continuing operations	$52.1	$25.5	$26.6
Depreciation, depletion and amortization	73.7	69.2	4.5
Deferred income taxes	9.8	1.8	8.0
Receivables	89.4	44.5	44.9
Inventories	(25.6)	(29.3)	3.7
Other current assets	(46.8)	15.0	(61.8)
Accounts payable	(42.0)	(24.1)	(17.9)
Other current liabilities	(14.0)	(23.2)	9.2
Other noncurrent changes	(1.0)	.3	(1.3)
Net cash used in discontinued operations	—	(.4)	.4
Net cash provided by operating activities	$95.6	$79.3	$16.3
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The increase in cash flows provided by operating activities in the previous table was largely driven by higher earnings at most businesses in the first quarter of 2021. Also contributing to the increase was lower working capital requirements at the construction services business largely driven by the stronger collection of accounts receivable offset in part by an increase in accounts payable from the fluctuation in job activity. Partially offsetting the net increase in cash flows provided by operating activities was an increase in natural gas purchases, as discussed in Note 13, partially offset by the associated deferred taxes.

Index
Investing activities

	Three Months Ended
	March 31,
	2021	2020	Variance
Components of net cash used in investing activities:	(In millions)
Capital expenditures	$(111.1)	$(139.5)	$28.4
Acquisitions, net of cash acquired	(1.0)	(67.6)	66.6
Net proceeds from sale or disposition of property and other	9.0	4.5	4.5
Investments	(3.2)	.1	(3.3)
Net cash used in investing activities	$(106.3)	$(202.5)	$96.2
The decrease in cash used in investing activities in the previous table was primarily due to lower cash used in acquisition activity in 2021 compared to 2020 at the construction services and construction materials and contracting businesses. Also contributing to the decrease was lower capital expenditures in 2021 at the natural gas distribution business related to reduced natural gas growth projects and higher proceeds on asset sales in 2021 at the construction services business.
Financing activities

	Three Months Ended
	March 31,
	2021	2020	Variance
Components of net cash provided by financing activities:	(In millions)
Issuance of short-term borrowings	$50.0	$—	$50.0
Repayment of short-term borrowings	(50.0)	—	(50.0)
Issuance of long-term debt	93.3	248.0	(154.7)
Repayment of long-term debt	(53.3)	(36.2)	(17.1)
Proceeds from issuance of common stock	19.7	3.4	16.3
Dividends paid	(42.6)	(41.6)	(1.0)
Repurchase of common stock	(6.7)	—	(6.7)
Tax withholding on stock-based compensation	(4.2)	(.4)	(3.8)
Net cash provided by financing activities	$6.2	$173.2	$(167.0)
The decrease in cash provided by financing activities in the previous table was largely the result of a decrease in long-term debt issuances in 2021 as compared to 2020 due to reduced acquisition activity at the construction services and construction materials and contracting businesses and lower working capital needs as a result of higher cash collections at the construction services business. In addition, an increase in the repayment of long-term debt at the natural gas distribution business also contributed to the decrease. In 2021, the Company received increased net proceeds of $16.3 million from the issuance of common stock under the Company's "at-the-market" offering. Slightly offsetting these items was the purchase of common stock on the open market in 2021 for the vesting of awards under the Company's long-term performance-based incentive plan. At the natural gas distribution business, the Company issued and repaid $50 million in short term borrowings during the first quarter of 2021. The issuance was related to financing the higher natural gas purchases, as previously discussed, and the repayment was related to short-term borrowings completed during 2020.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2020 Annual Report. For more information, see Note 18 and Part II, Item 7 in the 2020 Annual Report.
Capital expenditures
Capital expenditures for the first three months of 2021 were $107.2 million. Capital expenditures for the first three months of 2020 were $188.9 million, which includes the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures allocated to the Company's business segments are estimated to be approximately $810.5 million for 2021. Capital expenditures have been updated from what was previously reported in the 2020 Annual Report to accommodate project timeline and scope changes made throughout the first quarter of 2021. The Company will continue to monitor capital expenditures for project delays and changes in economic viability related to COVID-19. The Company has included in the estimated capital expenditures for 2021 the completed business combination of a construction aggregates business and the North Bakken Expansion project, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for 2021 also include system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.

Index
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, such growth is dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. It is anticipated that all of the funds required for capital expenditures for 2021 will be met from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities.
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2021. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2020 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at March 31, 2021:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$99.5	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$30.4	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$13.0	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$119.4	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At March 31, 2021, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At March 31, 2021, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 57 percent, 54 percent and 58 percent at March 31, 2021 and 2020, and December 31, 2020, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.

The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with JP Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
The Company issued 672,260 shares of common stock during the first quarter of 2021 pursuant to the "at-the-market" offering, receiving net proceeds of $19.7 million, which were used for capital expenditures. The Company incurred issuance costs of approximately $300,000 in connection with the sales of common stock under the "at-the-market" offering during the first quarter of 2021. The Company did not issue shares of common stock under the "at-the-market" offering during the first quarter of 2020. As of March 31, 2021, the Company had capacity to issue up to 5.7 million additional shares of common stock under the "at-the-market" offering program.

Index
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
Montana-Dakota On March 8, 2021, Montana-Dakota entered into a $50.0 million term loan agreement with a LIBOR-based variable interest rate and a maturity date of March 7, 2022. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Off balance sheet arrangements
At March 31, 2021, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.
Contractual obligations and commercial commitments
There were no material changes in the Company's contractual obligations from continuing operations relating to estimated interest payments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2021 from those reported in the 2020 Annual Report.
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; royalties; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitments under these contracts as of March 31, 2021, were:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Purchase commitments	$539.2	$437.7	$227.4	$802.8	$2,007.1
For more information on contractual obligations and commercial commitments, see Part II, Item 7 in the 2020 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; regulatory assets expected to be recovered in rates charged to customers; revenue recognized using the cost-to-cost measure of progress for contracts; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting estimates from those reported in the 2020 Annual Report. For more information on critical accounting estimates, see Part II, Item 7 in the 2020 Annual Report.
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

Index
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
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Operating income	$13.9	$14.9
Adjustments:
Operating expenses:
Operation and maintenance	31.3	30.7
Depreciation, depletion and amortization	16.1	15.5
Taxes, other than income	4.7	4.3
Total adjustments	52.1	50.5
Adjusted gross margin	$66.0	$65.4
The following information reconciles operating income to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Operating income	$53.6	$50.0
Adjustments:
Operating expenses:
Operation and maintenance	51.2	46.0
Depreciation, depletion and amortization	22.5	20.8
Taxes, other than income	7.0	6.1
Total adjustments	80.7	72.9
Adjusted gross margin	$134.3	$122.9
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2020 Annual Report.
At March 31, 2021, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the 2020 Annual Report.
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

Index
covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective at a reasonable assurance level.
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2020 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2020 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2021, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2021	—	—	—	—
February 1 through February 28, 2021	241,392	$27.76	—	—
March 1 through March 31, 2021	—	—	—	—
Total	241,392		—	—
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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
+10(a)	MDU Resources Group, Inc. 401(k) Retirement Plan, as amended January 1, 2021	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 6, 2021	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller