Form 10-Q
period 2021-06-30
MDU RESOURCES GROUP INC
filed 2021-08-05
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2021: 202,430,930 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2020 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2020
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a former direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality

Index

NDPSC	North Dakota Public Service Commission
NERC	North American Electricity Reliability Corporation
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States.
TSA	Transportation Security Administration
VIE	Variable interest entity
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

Index
Introduction
The Company is a regulated energy delivery and construction materials and services business. The organizational entity was originally incorporated as Montana-Dakota under the state laws of Delaware in 1924. Pursuant to an internal holding company reorganization completed on January 1, 2019, the Company was incorporated under the state laws of Delaware. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.
The Company's strategy is to deliver superior value with a two-platform model, regulated energy delivery and construction materials and services businesses, while also pursuing organic growth opportunities and using a disciplined approach to strategic acquisitions of well-managed companies and properties.
The Company focuses on infrastructure and is Building a Strong America® by providing essential products and services through its regulated energy delivery and construction materials and services platforms, which are both comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risk associated with each type of industry. Through its regulated energy delivery platform, the Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services. These businesses are regulated by state public service commissions and/or the FERC. The construction materials and services platform provides construction services to a variety of industries, including commercial, industrial and governmental customers, and provides construction materials through aggregate mining and marketing of related products, such as ready-mixed concrete, asphalt and asphalt oil.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$260,568	$241,353	$702,951	$660,035
Non-regulated pipeline, construction materials and contracting, construction services and other	1,163,089	1,121,575	1,948,644	1,900,267
Total operating revenues	1,423,657	1,362,928	2,651,595	2,560,302
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	89,404	83,103	183,737	170,712
Non-regulated pipeline, construction materials and contracting, construction services and other	988,392	946,068	1,705,717	1,679,459
Total operation and maintenance	1,077,796	1,029,171	1,889,454	1,850,171
Purchased natural gas sold	63,213	56,844	239,450	222,256
Depreciation, depletion and amortization	73,661	71,508	147,384	140,747
Taxes, other than income	53,189	52,584	115,724	116,696
Electric fuel and purchased power	18,109	14,567	36,730	35,107
Total operating expenses	1,285,968	1,224,674	2,428,742	2,364,977
Operating income	137,689	138,254	222,853	195,325
Other income	9,027	10,063	12,381	9,058
Interest expense	23,381	24,818	46,835	49,371
Income before income taxes	123,335	123,499	188,399	155,012
Income taxes	23,164	23,657	36,112	29,631
Income from continuing operations	100,171	99,842	152,287	125,381
Income (loss) from discontinued operations, net of tax	19	(139)	34	(548)
Net income	$100,190	$99,703	$152,321	$124,833
Earnings per share - basic:
Income from continuing operations	$.50	$.50	$.76	$.62
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.50	$.50	$.76	$.62
Earnings per share - diluted:
Income from continuing operations	$.50	$.50	$.76	$.62
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.50	$.50	$.76	$.62
Weighted average common shares outstanding - basic	201,345	200,522	201,028	200,481
Weighted average common shares outstanding - diluted	201,693	200,539	201,328	200,497
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$100,190	$99,703	$152,321	$124,833
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $36 for the three months ended and $73 and $72 for the six months ended in 2021 and 2020, respectively	112	112	223	223
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $160 and $155 for the three months ended and $311 and $304 for the six months ended in 2021 and 2020, respectively	457	480	923	942
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(13) and $(4) for the three months ended and $(25) and $32 for the six months ended in 2021 and 2020, respectively	(52)	(13)	(96)	122
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $6 and $2 for the three months ended and $15 and $2 for the six months ended in 2021 and 2020, respectively	25	7	60	6
Net unrealized gain (loss) on available-for-sale investments	(27)	(6)	(36)	128
Other comprehensive income	542	586	1,110	1,293
Comprehensive income attributable to common stockholders	$100,732	$100,289	$153,431	$126,126
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2021	June 30, 2020	December 31, 2020
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$57,946	$64,358	$59,547
Receivables, net	903,831	920,824	873,986
Inventories	316,328	302,837	291,167
Current regulatory assets	109,581	60,557	68,527
Prepayments and other current assets	74,259	48,194	44,120
Total current assets	1,461,945	1,396,770	1,337,347
Noncurrent assets:
Property, plant and equipment	8,417,559	8,063,435	8,300,770
Less accumulated depreciation, depletion and amortization	3,129,717	3,064,833	3,133,831
Net property, plant and equipment	5,287,842	4,998,602	5,166,939
Goodwill	717,863	708,664	714,963
Other intangible assets, net	23,401	31,515	25,496
Regulatory assets	376,913	351,025	379,381
Investments	173,157	154,779	165,022
Operating lease right-of-use assets	112,437	115,751	120,113
Other	144,653	154,026	144,111
Total noncurrent assets	6,836,266	6,514,362	6,716,025
Total assets	$8,298,211	$7,911,132	$8,053,372
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$50,000	$75,000	$50,000
Long-term debt due within one year	1,549	16,560	1,555
Accounts payable	431,878	433,362	426,264
Taxes payable	78,805	80,882	88,844
Dividends payable	42,791	41,608	42,611
Accrued compensation	95,909	85,525	90,629
Regulatory liabilities due within one year	23,454	48,000	31,450
Operating lease liabilities due within one year	31,787	31,985	33,655
Other accrued liabilities	188,187	186,797	198,514
Total current liabilities	944,360	999,719	963,522
Noncurrent liabilities:
Long-term debt	2,335,500	2,265,316	2,211,575
Deferred income taxes	538,633	516,760	516,098
Asset retirement obligations	450,620	422,169	440,356
Regulatory liabilities	428,467	438,652	428,075
Operating lease liabilities	81,052	84,302	86,868
Other	320,777	286,527	327,773
Total noncurrent liabilities	4,155,049	4,013,726	4,010,745
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 202,822,301 at June 30, 2021, 201,061,198 at June 30, 2020 and 201,061,198 at December 31, 2020	202,822	201,061	201,061
Other paid-in capital	1,422,169	1,363,182	1,371,385
Retained earnings	1,624,405	1,377,879	1,558,363
Accumulated other comprehensive loss	(46,968)	(40,809)	(48,078)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,198,802	2,897,687	3,079,105
Total liabilities and stockholders' equity	$8,298,211	$7,911,132	$8,053,372
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2020	201,061,198	$201,061	$1,371,385	$1,558,363	$(48,078)	(538,921)	$(3,626)	$3,079,105
Net income	—	—	—	52,131	—	—	—	52,131
Other comprehensive income	—	—	—	—	568	—	—	568
Dividends declared on common stock	—	—	—	(42,943)	—	—	—	(42,943)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Repurchase of common stock	—	—	—	—	—	(392,294)	(6,701)	(6,701)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(10,828)	—	—	392,294	6,701	(4,127)
Issuance of common stock	672,260	672	19,027	—	—	—	—	19,699
At March 31, 2021	201,733,458	$201,733	$1,382,158	$1,567,551	$(47,510)	(538,921)	$(3,626)	$3,100,306
Net income	—	—	—	100,190	—	—	—	100,190
Other comprehensive income	—	—	—	—	542	—	—	542
Dividends declared on common stock	—	—	—	(43,336)	—	—	—	(43,336)
Stock-based compensation	—	—	6,150	—	—	—	—	6,150
Issuance of common stock	1,088,843	1,089	33,861	—	—	—	—	34,950
At June 30, 2021	202,822,301	$202,822	$1,422,169	$1,624,405	$(46,968)	(538,921)	$(3,626)	$3,198,802

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2019	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
Net income	—	—	—	25,130	—	—	—	25,130
Other comprehensive income	—	—	—	—	707	—	—	707
Dividends declared on common stock	—	—	—	(41,789)	—	—	—	(41,789)
Stock-based compensation	—	—	2,250	—	—	—	—	2,250
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,298	—	—	—	—	3,410
At March 31, 2020	201,061,198	$201,061	$1,360,564	$1,319,988	$(41,395)	(538,921)	$(3,626)	$2,836,592
Net income	—	—	—	99,703	—	—	—	99,703
Other comprehensive income	—	—	—	—	586	—	—	586
Dividends declared on common stock	—	—	—	(41,812)	—	—	—	(41,812)
Stock-based compensation	—	—	2,618	—	—	—	—	2,618
At June 30, 2020	201,061,198	$201,061	$1,363,182	$1,377,879	$(40,809)	(538,921)	$(3,626)	$2,897,687
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Operating activities:
Net income	$152,321	$124,833
Income (loss) from discontinued operations, net of tax	34	(548)
Income from continuing operations	152,287	125,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	147,384	140,747
Deferred income taxes	14,498	2,881
Changes in current assets and liabilities, net of acquisitions:
Receivables	(18,516)	(40,801)
Inventories	(25,330)	(26,276)
Other current assets	(52,768)	30,790
Accounts payable	(3,845)	13,387
Other current liabilities	(22,605)	26,612
Other noncurrent changes	(8,236)	(10,923)
Net cash provided by continuing operations	182,869	261,798
Net cash used in discontinued operations	(58)	(396)
Net cash provided by operating activities	182,811	261,402
Investing activities:
Capital expenditures	(261,937)	(248,800)
Acquisitions, net of cash acquired	(13,721)	(70,729)
Net proceeds from sale or disposition of property and other	12,402	22,968
Investments	(3,244)	23
Net cash used in investing activities	(266,500)	(296,538)
Financing activities:
Issuance of short-term borrowings	50,000	75,000
Repayment of short-term borrowings	(50,000)	—
Issuance of long-term debt	171,769	200,400
Repayment of long-term debt	(48,151)	(162,225)
Proceeds from issuance of common stock	54,649	3,410
Dividends paid	(85,351)	(83,188)
Repurchase of common stock	(6,701)	—
Tax withholding on stock-based compensation	(4,127)	(362)
Net cash provided by financing activities	82,088	33,035
Decrease in cash and cash equivalents	(1,601)	(2,101)
Cash and cash equivalents -- beginning of year	59,547	66,459
Cash and cash equivalents -- end of period	$57,946	$64,358
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2021 and 2020
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
Beginning in March 2020, governmental restrictions and guidelines implemented to control the spread of COVID-19 reduced commercial and interpersonal activity throughout the Company's areas of operation. Most of the Company's products and services are considered essential to our country and our communities and, as a result, operations have generally continued throughout the COVID-19 pandemic and reopening of the country's economy. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the six months ended June 30, 2021 and 2020, and determined there were no material adverse impacts.
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
Management has also evaluated the impact of events occurring after June 30, 2021, up to the date of the issuance of these consolidated interim financial statements on August 5, 2021, that would require recognition or disclosure in the financial statements.
Note 2 - New accounting standards
Recently adopted accounting standards
ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued guidance on modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans as part of the disclosure framework project. The guidance removed disclosures that are no longer considered cost beneficial, clarified the specific requirements of disclosures and added disclosure requirements identified as relevant. The guidance added, among other things, the requirement to include an explanation for significant gains and losses related to changes in benefit obligations for the period. The guidance removed, among other things, the disclosure requirement to disclose the amount of net periodic benefit costs to be amortized over the next fiscal year from accumulated other comprehensive income (loss) and the effect a one percentage point change in assumed health care cost trend rates would have on certain benefit components. The Company adopted the guidance on January 1, 2021, on a retrospective basis. The Company determined the new guidance will not materially impact its consolidated financial statement disclosures.
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
Recently issued accounting standards not yet adopted
ASU 2020-04 - Reference Rate Reform In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applied to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to be retired with a full phase-out by the end of 2021 and replaced by a new reference rate, which includes SOFR. The guidance can be applied beginning in the interim period that includes March 12, 2020, and cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.

Index
Note 3 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $34.2 million, $45.1 million and $43.9 million at June 30, 2021 and 2020, and December 31, 2020, respectively.
The Company's expected credit losses are determined through a review using historical credit loss experience; changes in asset specific characteristics; current conditions; and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. The Company develops and documents its methodology to determine its allowance for expected credit losses at each of its reportable business segments. Risk characteristics used by the business segments may include customer mix, knowledge of customers, general economic conditions of the various local economies and impacts of COVID-19, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected credit losses and believes it is reasonable.
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision	538	1,273	—	(1,049)	(1,079)	(317)
Less write-offs charged against the allowance	888	1,107	—	273	401	2,669
Credit loss recoveries collected	129	213	—	—	—	342
At March 31, 2021	$678	$2,950	$2	$4,842	$4,242	$12,714
Current expected credit loss provision	(110)	(103)	—	11	(639)	(841)
Less write-offs charged against the allowance	341	787	—	232	64	1,424
Credit loss recoveries collected	100	199	—	—	—	299
At June 30, 2021	$327	$2,259	$2	$4,621	$3,539	$10,748

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At January 1, 2020	$328	$1,056	$—	$5,357	$1,756	$8,497
Current expected credit loss provision	555	1,156	—	694	1,150	3,555
Less write-offs charged against the allowance	500	624	—	68	73	1,265
Credit loss recoveries collected	109	229	—	—	—	338
At March 31, 2020	$492	$1,817	$—	$5,983	$2,833	$11,125
Current expected credit loss provision	303	190	—	(314)	896	1,075
Less write-offs charged against the allowance	224	677	—	44	454	1,399
Credit loss recoveries collected	88	201	—	—	—	289
At June 30, 2020	$659	$1,531	$—	$5,625	$3,275	$11,090

Index
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

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Aggregates held for resale	$183,977	$165,357	$175,782
Asphalt oil	51,500	57,207	28,238
Materials and supplies	27,969	27,805	25,142
Merchandise for resale	26,871	22,974	21,087
Natural gas in storage (current)	10,824	11,776	21,919
Other	15,187	17,718	18,999
Total	$316,328	$302,837	$291,167
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.5 million at June 30, 2021 and December 31, 2020, and $48.3 million at June 30, 2020.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	201,345	200,522	201,028	200,481
Effect of dilutive performance share awards and restricted stock units	348	17	300	16
Weighted average common shares outstanding - diluted	201,693	200,539	201,328	200,497
Shares excluded from the calculation of diluted earnings per share	—	187	—	191
Dividends declared per common share	$.2125	$.2075	$.4250	$.4150
Note 7 - Equity
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of June 30, 2021, the Company had capacity to issue up to 4.6 million additional shares of common stock under the "at-the-market" offering program.

Index
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Shares issued	1.1	—	1.8	—
Net proceeds *	$34.9	$—	$54.6	$—
Issuance costs	$.4	$—	$.7	$—
*    Net proceeds were used for capital expenditures.

Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive loss before reclassifications	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss	111	466	35	612
Net current-period other comprehensive income (loss)	111	466	(9)	568
At March 31, 2021	$(873)	$(46,741)	$104	$(47,510)
Other comprehensive loss before reclassifications	—	—	(52)	(52)
Amounts reclassified from accumulated other comprehensive loss	112	457	25	594
Net current-period other comprehensive income (loss)	112	457	(27)	542
At June 30, 2021	$(761)	$(46,284)	$77	$(46,968)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2019	$(1,430)	$(40,734)	$62	$(42,102)
Other comprehensive income before reclassifications	—	—	135	135
Amounts reclassified from (to) accumulated other comprehensive loss	111	462	(1)	572
Net current-period other comprehensive income	111	462	134	707
At March 31, 2020	$(1,319)	$(40,272)	$196	$(41,395)
Other comprehensive loss before reclassifications	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	112	480	7	599
Net current-period other comprehensive income (loss)	112	480	(6)	586
At June 30, 2020	$(1,207)	$(39,792)	$190	$(40,809)

Index
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(148)	$(296)	$(295)	Interest expense
	36	36	73	72	Income taxes
	(112)	(112)	(223)	(223)
Amortization of postretirement liability losses included in net periodic benefit cost	(617)	(635)	(1,234)	(1,246)	Other income
	160	155	311	304	Income taxes
	(457)	(480)	(923)	(942)
Reclassification adjustment on available-for-sale investments included in net income	(31)	(9)	(75)	(8)	Other income
	6	2	15	2	Income taxes
	(25)	(7)	(60)	(6)
Total reclassifications	$(594)	$(599)	$(1,206)	$(1,171)
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

Three Months Ended June 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$29,258	$83,480	$—	$—	$—	$—	$112,738
Commercial utility sales	33,834	47,612	—	—	—	—	81,446
Industrial utility sales	10,354	6,180	—	—	—	—	16,534
Other utility sales	1,825	—	—	—	—	—	1,825
Natural gas transportation	—	11,451	27,685	—	—	—	39,136
Natural gas storage	—	—	3,094	—	—	—	3,094
Contracting services	—	—	—	280,834	—	—	280,834
Construction materials	—	—	—	498,762	—	—	498,762
Intrasegment eliminations	—	—	—	(145,780)	—	—	(145,780)
Inside specialty contracting	—	—	—	—	347,702	—	347,702
Outside specialty contracting	—	—	—	—	165,123	—	165,123
Other	9,465	2,794	4,810	—	57	3,389	20,515
Intersegment eliminations	(136)	(142)	(7,862)	(142)	(797)	(3,361)	(12,440)
Revenues from contracts with customers	84,600	151,375	27,727	633,674	512,085	28	1,409,489
Revenues out of scope	(950)	2,413	46	—	12,659	—	14,168
Total external operating revenues	$83,650	$153,788	$27,773	$633,674	$524,744	$28	$1,423,657

Index

Three Months Ended June 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$27,954	$78,653	$—	$—	$—	$—	$106,607
Commercial utility sales	29,877	41,027	—	—	—	—	70,904
Industrial utility sales	8,072	5,658	—	—	—	—	13,730
Other utility sales	1,591	—	—	—	—	—	1,591
Natural gas transportation	—	10,350	27,965	—	—	—	38,315
Natural gas gathering	—	—	1,181	—	—	—	1,181
Natural gas storage	—	—	3,104	—	—	—	3,104
Contracting services	—	—	—	303,356	—	—	303,356
Construction materials	—	—	—	482,498	—	—	482,498
Intrasegment eliminations	—	—	—	(164,719)	—	—	(164,719)
Inside specialty contracting	—	—	—	—	324,921	—	324,921
Outside specialty contracting	—	—	—	—	160,696	—	160,696
Other	7,717	2,711	3,363	—	412	2,861	17,064
Intersegment eliminations	(196)	(185)	(7,999)	(90)	(779)	(2,973)	(12,222)
Revenues from contracts with customers	75,015	138,214	27,614	621,045	485,250	(112)	1,347,026
Revenues out of scope	1,423	3,280	44	—	11,155	—	15,902
Total external operating revenues	$76,438	$141,494	$27,658	$621,045	$496,405	$(112)	$1,362,928

Six Months Ended June 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$62,694	$286,617	$—	$—	$—	$—	$349,311
Commercial utility sales	66,762	167,664	—	—	—	—	234,426
Industrial utility sales	20,383	14,992	—	—	—	—	35,375
Other utility sales	3,391	—	—	—	—	—	3,391
Natural gas transportation	—	23,903	57,102	—	—	—	81,005
Natural gas storage	—	—	7,123	—	—	—	7,123
Contracting services	—	—	—	376,859	—	—	376,859
Construction materials	—	—	—	715,174	—	—	715,174
Intrasegment eliminations	—	—	—	(192,496)	—	—	(192,496)
Inside specialty contracting	—	—	—	—	702,892	—	702,892
Outside specialty contracting	—	—	—	—	316,486	—	316,486
Other	19,238	5,803	7,470	—	93	6,730	39,334
Intersegment eliminations	(271)	(284)	(34,092)	(204)	(1,839)	(6,685)	(43,375)
Revenues from contracts with customers	172,197	498,695	37,603	899,333	1,017,632	45	2,625,505
Revenues out of scope	(3,873)	5,299	82	—	24,582	—	26,090
Total external operating revenues	$168,324	$503,994	$37,685	$899,333	$1,042,214	$45	$2,651,595

Index

Six Months Ended June 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$60,303	$265,354	$—	$—	$—	$—	$325,657
Commercial utility sales	63,464	156,023	—	—	—	—	219,487
Industrial utility sales	18,439	14,179	—	—	—	—	32,618
Other utility sales	3,239	—	—	—	—	—	3,239
Natural gas transportation	—	22,148	55,397	—	—	—	77,545
Natural gas gathering	—	—	3,271	—	—	—	3,271
Natural gas storage	—	—	6,150	—	—	—	6,150
Contracting services	—	—	—	401,757	—	—	401,757
Construction materials	—	—	—	690,408	—	—	690,408
Intrasegment eliminations	—	—	—	(208,823)	—	—	(208,823)
Inside specialty contracting	—	—	—	—	697,130	—	697,130
Outside specialty contracting	—	—	—	—	290,846	—	290,846
Other	16,167	5,209	6,604	—	763	5,852	34,595
Intersegment eliminations	(391)	(370)	(33,198)	(152)	(3,249)	(5,946)	(43,306)
Revenues from contracts with customers	161,221	462,543	38,224	883,190	985,490	(94)	2,530,574
Revenues out of scope	1,125	5,394	89	—	23,120	—	29,728
Total external operating revenues	$162,346	$467,937	$38,313	$883,190	$1,008,610	$(94)	$2,560,302
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
The changes in contract assets and liabilities were as follows:

	June 30, 2021	December 31, 2020	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$147,033	$104,345	$42,688	Receivables, net
Contract liabilities - current	(146,116)	(158,603)	12,487	Accounts payable
Contract liabilities - noncurrent	(160)	(52)	(108)	Noncurrent liabilities - other
Net contract assets (liabilities)	$757	$(54,310)	$55,067
The Company recognized $21.9 million and $145.3 million in revenue for the three and six months ended June 30, 2021, respectively, which was previously included in contract liabilities at December 31, 2020. The Company recognized $32.3 million and $121.7 million in revenue for the three and six months ended June 30, 2020, respectively, which was previously included in contract liabilities at December 31, 2019.
The Company recognized a net increase in revenues of $27.3 million and $54.6 million for the three and six months ended June 30, 2021, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $31.9 million and $42.9 million for the three and six months ended June 30, 2020, respectively, from performance obligations satisfied in prior periods.

Index
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
At June 30, 2021, the Company's remaining performance obligations were $2.4 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.8 billion within the next 12 months or less; $339.5 million within the next 13 to 24 months; and $225.9 million in 25 months or more.
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
In 2021 and 2020, the construction materials and contracting segment's acquisitions included:
•Mt. Hood Rock, a construction aggregates business in Oregon, was acquired in April 2021. At June 30, 2021, the purchase price allocation was preliminary and will be finalized within 12 months of the acquisition date.
•The assets of McMurry Ready-Mix Co., an aggregates and concrete supplier in Wyoming, were acquired in December 2020. At June 30, 2021, the purchase price allocation was preliminary and will be finalized within 12 months of the acquisition date. In the second quarter of 2021, the Company made a purchase price adjustment, which was not material, to the provisional accounting and is reflected in the 2021 allocated amounts below.
•The assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Washington, were acquired in February 2020. As of December 31, 2020, the purchase price adjustments had been settled with no material adjustments to the provisional accounting.
In February 2020, the construction services segment acquired PerLectric, Inc., an electrical construction company in Virginia. As of March 31, 2021, the purchase price adjustments had been settled with no material adjustments to the provisional accounting.
In 2021, the total purchase price for acquisitions was $13.8 million, subject to certain adjustments, with cash acquired totaling $100,000. The purchase price includes consideration paid of $13.7 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2021 were as follows: $700,000 to current assets; $13.0 million to property, plant and equipment; $2.9 million to goodwill; $600,000 to other intangible assets; $200,000 to current liabilities; $100,000 to noncurrent liabilities and $3.2 million to deferred tax liabilities. The Company issued debt to finance the acquisitions.
In 2020, the total purchase price for acquisitions was $110.2 million, subject to certain adjustments, with cash acquired totaling $1.7 million. The purchase price includes consideration paid of $106.0 million and $2.5 million of indemnity holdback liabilities. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2020 were as follows: $54.8 million to current assets; $27.1 million to property, plant and equipment; $33.6 million to goodwill; $19.0 million to other intangible assets; $22.6 million to current liabilities; $300,000 to noncurrent liabilities - other and $1.4 million to asset retirement obligations. The Company issued debt to finance the acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the six months ended June 30, 2021 and 2020.

Index
Note 11 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $12.8 million and $24.8 million for the three and six months ended June 30, 2021, respectively. The Company recognized revenue from operating leases of $11.2 million and $23.3 million for the three and six months ended June 30, 2020, respectively. At June 30, 2021, the Company had $9.8 million of lease receivables with a majority due within 12 months.
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	2,900	—	228,903
Construction services	143,224	—	—	143,224
Total	$714,963	$2,900	$—	$717,863

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	6,483	—	223,717
Construction services	118,388	24,436	(3,613)	139,211
Total	$681,358	$30,919	$(3,613)	$708,664

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	8,778	(9)	226,003
Construction services	118,388	24,436	400	143,224
Total	$681,358	$33,214	$391	$714,963
Other amortizable intangible assets were as follows:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Customer relationships	$29,423	$30,087	$28,836
Less accumulated amortization	8,765	5,239	6,887
	20,658	24,848	21,949
Noncompete agreements	3,991	4,229	3,941
Less accumulated amortization	2,576	2,084	2,309
	1,415	2,145	1,632
Other	11,957	13,060	12,927
Less accumulated amortization	10,629	8,538	11,012
	1,328	4,522	1,915
Total	$23,401	$31,515	$25,496
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2021 and 2020. For more information related to these business combinations, see Note 10.

Index
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2021, was $1.2 million and $2.7 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2020, was $2.7 million and $4.7 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2021, was:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Amortization expense	$2,381	$4,678	$4,329	$3,957	$2,060	$5,996
Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of June 30, 2021	*	June 30, 2021	June 30, 2020	December 31, 2020
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$85,045	$42,582	$42,481
Conservation programs	Up to 1 year		7,580	7,256	7,117
Cost recovery mechanisms	Up to 1 year		5,692	7,781	10,645
Other	Up to 1 year		11,264	2,938	8,284
			109,581	60,557	68,527
Noncurrent:
Pension and postretirement benefits	**		155,906	157,033	155,942
Plant costs/asset retirement obligations	Over plant lives		72,853	68,191	71,740
Plant retirement	-		46,061	49,185	65,919
Cost recovery mechanisms	Up to 10 years		44,415	13,140	16,245
Manufactured gas plant site remediation	-		26,155	14,826	26,429
Taxes recoverable from customers	Over plant lives		10,929	10,890	10,785
Natural gas costs recoverable through rate adjustments	Up to 3 years		8,389	27,184	21,539
Long-term debt refinancing costs	Up to 39 years		4,110	3,980	4,426
Other	Up to 18 years		8,095	6,596	6,356
			376,913	351,025	379,381
Total regulatory assets			$486,494	$411,582	$447,908
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		$8,935	$29,557	$18,565
Electric fuel and purchased power deferral	Up to 1 year		5,431	7,799	3,667
Taxes refundable to customers	Up to 1 year		3,434	4,012	3,557
Other	Up to 1 year		5,654	6,632	5,661
			23,454	48,000	31,450
Noncurrent:
Taxes refundable to customers	Over plant lives		222,098	236,142	227,850
Plant removal and decommissioning costs	Over plant lives		171,381	173,399	167,171
Pension and postretirement benefits	**		16,940	18,015	16,989
Other	Up to 21 years		18,048	11,096	16,065
			428,467	438,652	428,075
Total regulatory liabilities			$451,921	$486,652	$459,525
Net regulatory position			$34,573	$(75,070)	$(11,617)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates charged to customers.
**    Recovered as expense is incurred or cash contributions are made.

At June 30, 2021 and 2020, and December 31, 2020, approximately $317.0 million, $296.6 million and $332.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits,

Index
asset retirement obligations, accelerated depreciation on plant retirement and the estimated future cost of manufactured gas plant site remediation.
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in February 2021 in order to maintain services for its customers. These extraordinary gas costs were recorded as regulatory assets as they are expected to be recovered from customers. The Company has filed out-of-cycle purchased gas adjustment requests in four out of five jurisdictions affected by this cold-weather event and has received approval in three jurisdictions. The Company will continue to engage with its regulators to determine the appropriate recovery periods over which to recover the associated natural gas costs. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery of the balance of natural gas costs recoverable related to this period of time over three years rather than its normal one-year recovery period.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company has accelerated the depreciation related to these facilities in property, plant and equipment and recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The first unit ceased operations on March 31, 2021, and in the second quarter of 2021, the Company began amortizing plant retirement and closure costs related to this facility. Requests have been filed with the NDPSC and SDPUC to offset the savings associated with the cessation of operations of this unit with the amortization of the deferred regulatory assets. In the second quarter of 2021, the Company moved the costs being recovered for this facility from plant retirement to cost recovery mechanisms in the previous table. The remaining two units are expected to be retired in early 2022. The Company expects to recover the regulatory assets related to the plant retirements in future rates. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
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
Note 14 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $105.7 million, $92.4 million and $100.1 million, at June 30, 2021 and 2020, and December 31, 2020, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $3.8 million and $3.9 million for the three and six months ended June 30, 2021, respectively. The net unrealized gains on these investments were $9.1 million and $5.4 million for the three and six months ended June 30, 2020, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

June 30, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,278	$127	$9	$8,396
U.S. Treasury securities	2,893	—	21	2,872
Total	$11,171	$127	$30	$11,268

June 30, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,812	$239	$6	$10,045
U.S. Treasury securities	1,170	7	—	1,177
Total	$10,982	$246	$6	$11,222

Index

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,799	$156	$9	$9,946
U.S. Treasury securities	1,386	—	5	1,381
Total	$11,185	$156	$14	$11,327
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
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2021
	(In thousands)
Assets:
Money market funds	$—	$12,234	$—	$12,234
Insurance contracts*	—	105,684		105,684
Available-for-sale securities:
Mortgage-backed securities	—	8,396	—	8,396
U.S. Treasury securities	—	2,872	—	2,872
Total assets measured at fair value	$—	$129,186	$—	$129,186
*    The insurance contracts invest approximately 53 percent in fixed-income investments, 20 percent in common stock of large-cap companies, 10 percent in common stock of mid-cap companies, 9 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

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
The Company performed fair value assessments of the assets acquired and liabilities assumed in the business combinations that occurred during 2021 and 2020. The fair value of these assets and liabilities were determined based on Level 2 and Level 3 inputs.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Carrying amount	$2,337,049	$2,281,876	$2,213,130
Fair value	$2,616,232	$2,563,734	$2,537,289
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2021. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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

Index
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2021	June 30, 2021	June 30, 2020	December 31, 2020
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to October 30, 2060	4.40%	$1,950,000	$1,900,000	$1,950,000
Commercial paper supported by revolving credit agreements	.32%	297,400	290,100	125,600
Credit agreements due on June 7, 2024	3.25%	48,550	11,200	95,900
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	50,000	35,000
Term Loan Agreement due on September 3, 2032	2.00%	8,400	9,100	8,400
Other notes due on dates ranging from July 15, 2021 to January 1, 2061	.83%	3,232	28,342	4,034
Less unamortized debt issuance costs		5,505	6,668	5,803
Less discount		28	198	1
Total long-term debt		2,337,049	2,281,876	2,213,130
Less current maturities		1,549	16,560	1,555
Net long-term debt		$2,335,500	$2,265,316	$2,211,575
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at June 30, 2021, were as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Long-term debt maturities	$752	$148,021	$77,921	$407,372	$177,802	$1,530,714
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Interest, net*	$45,870	$47,769
Income taxes paid, net	$46,734	$735
*    AFUDC - borrowed was $816,000 and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

Noncash investing and financing transactions were as follows:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,224	$24,181	$54,356
Property, plant and equipment additions in accounts payable	$31,886	$36,493	$26,082
Accrual for holdback payment related to a business combination	$—	$5,000	$2,500
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
The construction services segment provides inside and outside specialty contracting services in 43 states plus Washington D.C. Its inside services include design, construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its outside services include design, construction and maintenance of overhead and underground electrical distribution and transmission lines, substations, external lighting, traffic signalization, and gas pipelines, as well as utility excavation and the manufacture and distribution of transmission line construction equipment. This segment also constructs and maintains renewable energy projects. These specialty contracting services are provided to utilities and large manufacturing, commercial, industrial, institutional and governmental customers.
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
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2020 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$83,650	$76,438	$168,324	$162,346
Natural gas distribution	153,788	141,494	503,994	467,937
Pipeline	23,130	23,421	30,633	29,752
	260,568	241,353	702,951	660,035
Non-regulated operations:
Pipeline	4,643	4,237	7,052	8,561
Construction materials and contracting	633,674	621,045	899,333	883,190
Construction services	524,744	496,405	1,042,214	1,008,610
Other	28	(112)	45	(94)
	1,163,089	1,121,575	1,948,644	1,900,267
Total external operating revenues	$1,423,657	$1,362,928	$2,651,595	$2,560,302

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$136	$196	$271	$391
Natural gas distribution	142	185	284	370
Pipeline	7,695	7,857	33,685	33,040
	7,973	8,238	34,240	33,801
Non-regulated operations:
Pipeline	167	142	407	158
Construction materials and contracting	142	90	204	152
Construction services	797	779	1,839	3,249
Other	3,361	2,973	6,685	5,946
	4,467	3,984	9,135	9,505
Intersegment eliminations	(12,440)	(12,222)	(43,375)	(43,306)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$12,806	$12,810	$26,672	$27,669
Natural gas distribution	3,601	678	57,173	50,677
Pipeline	11,076	12,225	23,612	23,644
Construction materials and contracting	72,452	74,741	37,563	31,472
Construction services	37,774	37,882	78,051	61,678
Other	(20)	(82)	(218)	185
Total operating income	$137,689	$138,254	$222,853	$195,325

Net income (loss):
Regulated operations:
Electric	$10,304	$12,153	$21,054	$23,527
Natural gas distribution	(707)	(959)	35,471	31,410
Pipeline	8,089	8,684	17,283	16,070
	17,686	19,878	73,808	71,007
Non-regulated operations:
Pipeline	1,106	268	810	255
Construction materials and contracting	51,396	53,020	20,584	14,806
Construction services	28,885	27,932	58,709	44,755
Other	1,098	(1,256)	(1,624)	(5,442)
	82,485	79,964	78,479	54,374
Income from continuing operations	100,171	99,842	152,287	125,381
Income (loss) from discontinued operations, net of tax	19	(139)	34	(548)
Net income	$100,190	$99,703	$152,321	$124,833

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit credit for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit credit:
Service cost	$—	$—	$400	$414
Interest cost	2,455	3,074	466	627
Expected return on assets	(4,894)	(5,214)	(1,275)	(1,401)
Amortization of prior service credit	—	—	(349)	(402)
Amortization of net actuarial loss	2,004	1,723	6	142
Net periodic benefit credit, including amount capitalized	(435)	(417)	(752)	(620)
Less amount capitalized	—	—	44	35
Net periodic benefit credit	$(435)	$(417)	$(796)	$(655)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30,	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit credit:
Service cost	$—	$—	$800	$766
Interest cost	4,910	6,047	932	1,218
Expected return on assets	(9,788)	(9,975)	(2,550)	(2,649)
Amortization of prior service credit	—	—	(698)	(699)
Amortization of net actuarial loss	4,008	3,586	12	144
Net periodic benefit credit, including amount capitalized	(870)	(342)	(1,504)	(1,220)
Less amount capitalized	—	—	83	67
Net periodic benefit credit	$(870)	$(342)	$(1,587)	$(1,287)
The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $769,000 and $1.5 million for the three and six months ended June 30, 2021, respectively. The Company's net periodic benefit cost for these plans for the three and six months ended June 30, 2020 was $900,000 and $1.9 million, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
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
IPUC
On January 12, 2021, Intermountain filed an application with the IPUC for a decrease in its depreciation and amortization rates of approximately $2.9 million annually or a decrease from a combined rate of 3.0 percent to 2.6 percent. On June 3, 2021, Intermountain filed a joint settlement agreement with the IPUC Staff reflecting a revised annual decrease of approximately $3.8 million or approximately 2.4 percent. Intermountain and the IPUC Staff have requested the rates be retroactive to January 1, 2021. This matter is pending before the IPUC.

Index
MNPUC
Great Plains defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually, Great Plains prepares a true-up pursuant to the purchased gas adjustment tariff. On March 30, 2021, Great Plains filed an out-of-cycle cost of gas adjustment with the MNPUC for the recovery of approximately $11.1 million. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The length of recovery was requested at 28 months with a rate structure that is higher in the summer and lower in the winter due to the lower gas usage in the summer to mitigate the impact on customers. On June 8, 2021, the Company's request was denied; however, the MNPUC initiated its own investigation into the impact of severe weather in February 2021 on Minnesota's natural gas utility companies and consumers. The investigation will address the recovery of the extraordinary gas costs resulting from the February 2021 extreme cold weather event. MNPUC deliberations on this matter are scheduled for August 5, 2021. This matter is pending before the MNPUC.
NDPSC
Montana-Dakota defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually, Montana-Dakota prepares a true-up pursuant to the purchased gas adjustment tariff. On March 31, 2021, Montana-Dakota filed an out-of-cycle cost of gas adjustment with the NDPSC for approximately $13.5 million. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The filing was made to expedite recovery of these costs and maintain the timing of annual purchased gas adjustment filings. On May 27, 2021, the NDPSC approved the requested increase with a recovery period of 16 months effective June 1, 2021.
On July 15, 2021, Montana-Dakota filed an annual update to its transmission cost adjustment rider with the NDPSC requesting to recover revenues of approximately $14.5 million, which includes a true-up of the prior period adjustment, resulting in a decrease of approximately $1.1 million from current rates. This filing includes approximately $5.1 million related to transmission capital projects. This matter is pending before the NDPSC.
SDPUC
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
WUTC
On June 19, 2020, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.8 million annually or approximately 5.3 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as increased operation and maintenance costs. Cascade updated its filing on July 24, 2020, to approximately $14.3 million annually or approximately 5.5 percent. Cascade filed a rebuttal case on January 8, 2021, supporting an increase of approximately $7.4 million annually or approximately 2.8 percent. The revised revenue within the rebuttal case reflects several adjustments including depreciation, reduction to return on equity, delays on certain projects, adjustments to income taxes and updates to wages. On May 18, 2021, the WUTC issued a final order reflecting an overall revenue decrease of approximately $391,000 or approximately 0.2 percent. On May 25, 2021, Cascade filed a petition for reconsideration with the WUTC. On June 18, 2021, the WUTC denied Cascade's petition for reconsideration. Final rates were effective July 1, 2021.

On June 1, 2021, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $2.1 million or approximately 0.8 percent. The filing includes a proposed effective date of November 1, 2021. This filing will be updated to more accurate data prior to the effective date. This matter is pending before the WUTC.
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
At June 30, 2021 and 2020, and December 31, 2020, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $30.8 million, $34.5 million and $41.5 million, respectively. At June 30, 2021 and 2020, and December 31, 2020, the Company also recorded corresponding insurance receivables of $6.9 million, $21.1 million and

Index
$17.5 million, respectively, and regulatory assets of $21.2 million, $10.4 million and $21.3 million, respectively, related to the accrued liabilities. The accruals are for contingencies, including litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2021, the fixed maximum amounts guaranteed under these agreements aggregated $171.2 million. Certain of the guarantees also have no fixed maximum amounts specified. At June 30, 2021, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $37.2 million in 2021; $67.7 million in 2022; $55.6 million in 2023; $500,000 in 2024; $500,000 in 2025; $700,000 thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2021. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2021, the fixed maximum amounts guaranteed under these letters of credit aggregated $25.5 million. At June 30, 2021, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $23.4 million in 2021 and $2.1 million in 2022. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2021. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2021.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2021, approximately $1.1 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

Index
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
At June 30, 2021, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $32.6 million.

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
The Company's two-platform business model, regulated energy delivery and construction materials and services, are each comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risks associated with each type of industry. The Company is authorized to conduct business in 46 states and during peak times has employed over 15,600 employees. The Company's organic investments are strong drivers of high-quality earnings and continue to be an important part of the Company's growth. Management believes the Company is well positioned in the industries and markets in which it operates.
The Company continues to effectively execute its strategy while managing the ongoing effects of the COVID-19 pandemic. In early 2020, the Company implemented its business continuity plans as well as a task force to monitor developments related to the pandemic allowing the Company to continue to provide safe and reliable services during the pandemic. Most of the Company's products and services are considered essential to our country and our communities and, as a result, operations have generally continued throughout the pandemic and reopening of the economy.
In March 2020, the Company took measures to mitigate the risk of COVID-19 transmission by requiring employees that had the capacity to do so to work from home. The Company also enacted additional physical and cybersecurity measures to safeguard systems for remote work locations. As of July 2021, many of these employees have returned to their office; however, some employees have transitioned to a permanent remote work environment.
Certain of the Company's supply vendors are facing production and staffing challenges as they work to achieve production capacity and lead times consistent with pre-pandemic levels. Coupled with other challenges of the pandemic, these vendors are also experiencing strong demand from the residential construction market, some industrial segments and some utility infrastructure investments. In addition, freight markets continue to have challenges with driver shortages; strong demand for consumer goods; extended lead times; and costs for vehicles, driver retention and recruitment. The Company has implemented measures to proactively order supplies and work with additional suppliers to ensure work continues without delays; however, the Company has experienced some price increases, disruptions and delays on delivery of certain materials.
The situation surrounding COVID-19 remains fluid. There has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business and government activities. The easing of restrictions and the potential for a resurgence in COVID-19 cases due to variants of the virus entering the United States, could prompt a return to tighter restrictions in certain areas of the country. Due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely. Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the six months ended June 30, 2021 or 2020. The Company will continue to adjust its business in response to the pandemic while positioning for potential opportunities to enhance its competitive position. For more information specific to each of the Company's business segments, see the following discussions in each business segment's Outlook section. For more information on the possible impacts, see Part II, Item 1A. Risk Factors in this Form 10-Q.

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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Electric	$10.3	$12.2	$21.0	$23.5
Natural gas distribution	(.7)	(1.0)	35.5	31.4
Pipeline	9.2	9.0	18.1	16.3
Construction materials and contracting	51.4	53.0	20.6	14.8
Construction services	28.9	27.9	58.7	44.8
Other	1.1	(1.3)	(1.6)	(5.5)
Income from continuing operations	100.2	99.8	152.3	125.3
Loss from discontinued operations, net of tax	—	(.1)	—	(.5)
Net income	$100.2	$99.7	$152.3	$124.8
Earnings per share - basic:
Income from continuing operations	$.50	$.50	$.76	$.62
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.50	$.50	$.76	$.62
Earnings per share - diluted:
Income from continuing operations	$.50	$.50	$.76	$.62
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.50	$.50	$.76	$.62
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 The Company's consolidated earnings increased $500,000.
Positively impacting the Company's earnings were favorable income tax adjustments related to the Company's consolidated annualized estimated tax rate included in Other. The construction services business experienced higher inside specialty contracting workloads as a result of increased demand for manufacturing projects as well as increased equipment sales and leasing of power line equipment. The natural gas distribution business benefited from approved rate relief in certain jurisdictions, partially offset by higher operation and maintenance expenses, and the pipeline business benefited from higher non-regulated project revenues. Partially offsetting these increases were higher payroll-related costs, largely stock-based compensation expense and health care costs, across all of the Company's businesses.

Index
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 The Company's consolidated earnings increased $27.5 million or 22 percent.
The Company's earnings were positively impacted by increased earnings across most of the Company's businesses. The construction services business experienced an increase in gross margin as a result of higher inside specialty contracting workloads resulting from increased demand for manufacturing projects as well as increased equipment sales and leasing of power line equipment. In addition, the absence of an out-of-period adjustment in 2021 of approximately $6.7 million, net of tax, to correct the revenue recognition on a construction contract during 2020 at the construction services business contributed to the increase in earnings. The construction materials and contracting business experienced an increase in gross margin as well, resulting from higher realized material revenues and margins and higher contracting bid margins. The natural gas distribution business benefited from approved rate relief in certain jurisdictions, partially offset by higher operation and maintenance expenses. The pipeline business also experienced increased storage-related and non-regulated project revenues resulting in a positive impact to earnings. Favorable income tax adjustments related to the Company's consolidated annualized estimated tax rate had a positive impact on Other. Partially offsetting these increases were decreased earnings at the electric business, largely resulting from higher operation and maintenance expenses and depreciation, depletion and amortization costs, and increased payroll-related costs across all of the Company's businesses, largely stock-based compensation expense and health care costs.
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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To date, many states have enacted, and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable energy generation. Federal legislation for clean energy standards and GHG emissions has been considered and may be implemented in the near future. The current presidential administration has also made climate change a focus during the first half of 2021. Over the long-term, the Company expects overall electric demand to be positively impacted by higher demand resulting from increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. These initiatives could result in increased costs to produce electricity and procure natural gas. To date, the impact of these initiatives on the Company is unknown. The Company will continue to monitor the progress of these initiatives and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, environmentally responsible, reliable and affordable energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions, as further discussed in Note 19 and the 2020 Annual Report.
In September 2019, the PHMSA issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The natural gas segment has implemented procedure changes for both the initial requirements and the additional requirements effective July 1, 2021.

Index
State implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ plans to draft a state implementation plan and share its controls selection with federal land managers of the National Park Service, the United States Fish and Wildlife Service and the United States Forest Service prior to submitting the plan to the EPA. The emissions modeling being conducted for the combined western state agencies affected by the Regional Haze Rule was delayed and has subsequently delayed the NDDEQ drafting of a state implementation plan. Therefore, the NDDEQ's state implementation plan, which was due to the EPA by July 2021, is anticipated to be submitted during the second half of 2021. Additionally, the Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future. The Company could be negatively impacted by the decisions of the other owners.
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather, as well as impacts associated with commercial and industrial slow-downs, including economic recessions, and energy efficiencies. During 2020, the Company experienced higher usage from residential customers and lower usage from commercial customers as a result of the COVID-19 pandemic. Customer usage has started to shift back to pre-pandemic levels in 2021. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among residential and commercial customers. Average consumption among both electric and natural gas customers has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. Natural gas weather normalization and decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins.
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. The Company's transmission settlement process with SPP helped offset the increased energy costs to electric customers during the cold weather event. Further, in some jurisdictions the Company utilized natural gas in storage to lessen the impact of high natural gas costs. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in February 2021 in order to maintain services for its customers. These extraordinary natural gas costs were recorded as regulatory assets as they are expected to be recovered from customers. Montana-Dakota and Great Plains have filed out-of-cycle purchased gas adjustment requests in four out of five jurisdictions affected by this cold-weather event and have received approval in three jurisdictions. The Company will continue to engage with its regulators to determine the appropriate recovery periods over which to recover the associated natural gas costs. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
The electric and natural gas distribution segments are facing increased lead times on delivery of certain raw materials and equipment used in electric transmission and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing of electrical equipment as a result of the COVID-19 pandemic, including delays in trucking times and issuance of permits for large and heavy loads. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials to help mitigate the risk of any delays due to extended lead times.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$83.8	$76.6	9%	$168.6	$162.7	4%
Electric fuel and purchased power	18.1	14.6	24%	36.7	35.1	5%
Taxes, other than income	.2	.1	100%	.4	.3	33%
Adjusted gross margin	65.5	61.9	6%	131.5	127.3	3%
Operating expenses:
Operation and maintenance	31.3	29.0	8%	62.6	59.7	5%
Depreciation, depletion and amortization	16.9	15.7	8%	33.0	31.3	5%
Taxes, other than income	4.5	4.4	2%	9.2	8.7	6%
Total operating expenses	52.7	49.1	7%	104.8	99.7	5%
Operating income	12.8	12.8	—%	26.7	27.6	(3)%
Other income	1.6	2.5	(36)%	2.2	2.1	5%
Interest expense	6.6	6.8	(3)%	13.2	13.6	(3)%
Income before income taxes	7.8	8.5	(8)%	15.7	16.1	(2)%
Income tax benefit	(2.5)	(3.7)	32%	(5.3)	(7.4)	28%
Net income	$10.3	$12.2	(15)%	$21.0	$23.5	(11)%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Retail sales (million kWh):
Residential	254.1	257.7	589.0	588.3
Commercial	347.1	323.7	708.9	699.5
Industrial	144.1	115.9	288.6	268.9
Other	22.1	20.4	41.3	40.8
	767.4	717.7	1,627.8	1,597.5
Average cost of electric fuel and purchased power per kWh	$.022	$.019	$.021	$.020
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 Electric earnings decreased $1.9 million as a result of:
Adjusted gross margin: Increase of $3.6 million, partially due to higher retail sales volumes of 6.9 percent as a result of increased industrial and commercial sales volumes, offset in part by lower residential sales volumes as the impacts of the COVID-19 pandemic begin to reverse and individuals return to the office and businesses reopen, and higher demand revenues of $1.2 million. Also positively impacting adjusted gross margin were higher revenues associated with transmission interconnect upgrades of $1.0 million and higher renewable tracker revenues resulting from lower production tax credits, as discussed later.
Operation and maintenance: Increase of $2.3 million, largely resulting from increased payroll-related costs of $800,000, largely stock-based compensation expense and health care costs; contract services of $600,000; expenses for new software of $400,000 and other miscellaneous expenses. Partially offsetting these increases were decreased bad debt expense of $400,000 as a result of the collection process and arrears balances being largely back to pre-pandemic levels and decreased operating costs associated with the electric generating unit retired on March 31, 2021, as discussed in Note 13.
Depreciation, depletion and amortization: Increase of $1.2 million due in part to the amortization of plant retirement and closure costs, as discussed in Note 13.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Decrease of $900,000 directly resulting from lower returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income tax benefit: Decrease of $1.2 million, primarily lower production tax credits related to less wind generation and the expiration of a 10-year credit-qualifying period on certain facilities.

Index
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 Electric earnings decreased $2.5 million as a result of:
Adjusted gross margin: Increase of $4.2 million, primarily due to an increase in revenues. The revenue increase was driven by transmission interconnect upgrades of $1.5 million; $1.2 million higher transmission revenues, due equally to increased revenues from SPP as the result of a FERC settlement and higher tracker revenues as a result of more transmission assets; higher demand revenue of $800,000; and higher renewable tracker revenues of $400,000 as a result of lower production tax credits, as discussed later. Adjusted gross margin was also positively impacted by an increase in retail sales volumes of 1.9 percent due to increased industrial and commercial retail sales volumes as the impacts of the COVID-19 pandemic begin to reverse and businesses reopen.
Operation and maintenance: Increase of $2.9 million, resulting from increased payroll-related costs of $1.9 million, largely stock-based compensation expense and health care costs, higher expenses for new software of $300,000 and other miscellaneous expenses. Partially offsetting these increases were decreased bad debt expense of $400,000 as a result of the collection process and arrears balances being largely back to pre-pandemic levels and decreased operating costs associated with the electric generating unit retired on March 31, 2021, as discussed in Note 13.
Depreciation, depletion and amortization: Increase of $1.7 million largely resulting from increased property, plant and equipment balances primarily related to transmission projects placed in service and the amortization of plant retirement and closure costs, as discussed in Note 13.
Taxes, other than income: Increase of $500,000, driven by higher property taxes in certain jurisdictions of $400,000 and higher payroll taxes resulting from increased payroll-related costs.
Other income: Comparable to the same period in the prior year.
Interest expense: Decrease of $400,000, due to lower interest rates.
Income tax benefit: Decrease of $2.1 million, primarily lower production tax credits related to the expiration of a 10-year credit-qualifying period on certain facilities and less wind generation.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$153.9	$141.7	9%	$504.3	$468.3	8%
Purchased natural gas sold	70.9	64.6	10%	273.1	255.2	7%
Taxes, other than income	6.4	6.3	2%	20.3	19.4	5%
Adjusted gross margin	76.6	70.8	8%	210.9	193.7	9%
Operating expenses:
Operation and maintenance	46.0	43.1	7%	97.2	89.1	9%
Depreciation, depletion and amortization	20.3	21.0	(3)%	42.7	41.8	2%
Taxes, other than income	6.7	6.0	12%	13.8	12.1	14%
Total operating expenses	73.0	70.1	4%	153.7	143.0	7%
Operating income	3.6	.7	NM	57.2	50.7	13%
Other income	2.4	4.1	(41)%	4.0	4.4	(9)%
Interest expense	9.1	9.0	1%	18.2	18.1	1%
Income (loss) before income taxes	(3.1)	(4.2)	26%	43.0	37.0	16%
Income tax (benefit) expense	(2.4)	(3.2)	25%	7.5	5.6	34%
Net income (loss)	$(.7)	$(1.0)	26%	$35.5	$31.4	13%
*NM - not meaningful

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Volumes (MMdk)
Retail sales:
Residential	9.0	9.7	37.8	37.4
Commercial	6.5	6.3	25.1	25.1
Industrial	1.1	1.0	2.6	2.5
	16.6	17.0	65.5	65.0
Transportation sales:
Commercial	.4	.4	1.1	1.1
Industrial	38.9	30.2	82.8	75.8
	39.3	30.6	83.9	76.9
Total throughput	55.9	47.6	149.4	141.9
Average cost of natural gas per dk	$4.26	$3.81	$4.17	$3.93
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 Natural gas distribution's seasonal loss decreased $300,000 as a result of:
Adjusted gross margin: Increase of $5.8 million, as a result of approved rate relief in certain jurisdictions of $3.3 million, increased transportation revenues of $1.0 million due to higher volumes to electric generation customers and higher basic service charge of $500,000 due to customer growth. Lower retail sales volumes of approximately 2.1 percent, primarily to residential customers, were offset by weather normalization and decoupling mechanisms.
Operation and maintenance: Increase of $2.9 million, primarily due to higher payroll-related costs of $2.6 million, largely stock-based compensation expense and health care costs, and higher expenses for new software.
Depreciation, depletion and amortization: Decrease of $700,000, resulting from decreased depreciation rates in certain jurisdictions of $2.0 million, partially offset by increased property, plant and equipment balances from growth and replacement projects placed in service.
Taxes, other than income: Increase of $700,000, driven by higher property taxes in certain jurisdictions.
Other income: Decrease of $1.7 million, as a result of lower returns on certain of the Company's benefit plan investments of $1.4 million and decreased interest income related to the recovery of purchased gas adjustment balances.
Interest expense: Comparable to the same period in the prior year.
Income tax benefit: Decrease of $800,000, due to lower permanent tax adjustments and a decrease in the seasonal loss before income taxes.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 Natural gas distribution earnings increased $4.1 million as a result of:
Adjusted gross margin: Increase of $17.2 million, as a result of approved rate relief in certain jurisdictions of $9.0 million; $4.6 million due to increased retail sales volumes of approximately 0.8 percent across all customer classes, including the benefit of weather normalization and decoupling mechanisms in certain jurisdictions; increased transportation revenues of $1.6 million due to higher volumes to electric generation customers; and higher non-regulated revenues.
Operation and maintenance: Increase of $8.1 million, primarily due to higher payroll-related costs of $5.4 million, largely stock-based compensation expense and health care costs; decreased credits for costs associated with the installation of meters partially from delaying meter replacements for safety measures implemented as a result of the COVID-19 pandemic of $1.4 million; and higher expenses for new software.
Depreciation, depletion and amortization: Increase of $900,000, resulting from increased property, plant and equipment balances from growth and replacement projects placed in service, partially offset by decreased depreciation rates in certain jurisdictions of $2.0 million.
Taxes, other than income: Increase of $1.7 million, due in part to higher property taxes in certain jurisdictions of $1.2 million, as well as higher payroll taxes driven by increased payroll-related costs.
Other income: Decrease of $400,000 driven by decreased interest income related to the recovery of purchased gas adjustment balances of $1.0 million, partially offset by higher returns on certain of the Company's benefit plan investments.

Index
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Increase of $1.9 million, primarily due to an increase in income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In 2020, the Company instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of disconnects due to nonpayment of bills, and continues to adjust and reduce these measures in 2021. In April 2020, the Company waived late payment fees to help customers experiencing financial hardships. As of January 1, 2021, the Company reinstated disconnects and late payment fees to certain customer classes in seven of its eight states of operation. The disconnect process for the remaining customers is expected to resume in the second half of 2021. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of receivables have been affected but impacts have not been material. The Company experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic activity due to the COVID-19 pandemic and oil price impacts, as further discussed below, which has begun to transition back to historic levels. In 2021, the Company started to scale back certain restrictions put in place in response to the COVID-19 pandemic, including employee travel and temporary delays in non-essential training for employees. The Company filed requests for the use of deferred accounting for costs related to the COVID-19 pandemic in all of the jurisdictions in which it operates and has since withdrawn its applications in two of those jurisdictions. The Company has deferred an immaterial amount of costs related to the pandemic to date.
The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2020, these segments experienced retail customer growth of approximately 1.8 percent and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems. On July 1, 2021, the Company filed in North Dakota, and provided a courtesy copy to South Dakota, an integrated resource plan for the electric segment, which included the Company's plans for future resources to meet customer demand.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. The Company continues to monitor natural gas prices, as well as oil and natural gas production levels.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The Company ceased operations on March 31, 2021, of Unit 1 at Lewis & Clark Station in Sidney, Montana. The Company has completed pre-decommissioning activities and commenced decommissioning of Unit 1 at Lewis & Clark in July 2021. The retirement of Units 1 and 2 at Heskett Station near Mandan, North Dakota, is expected in early 2022. In addition, the Company announced that it intends to construct Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations.
The Company continues to monitor legislation related to clean energy standards that may impact its segments. In Oregon, an executive order issued in March 2020 requires the state to reduce GHG emissions 45 percent below 1990 levels by 2035 and 80 percent below 1990 levels by 2050. State agencies impacted by the order will continue to work through the end of 2021 on the rule-making necessary for compliance. Until the rule-making is completed, compliance impacts to the Company remain uncertain. In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050, which may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets, and purchase of renewable natural gas. The Company has begun reviewing compliance options and expects the compliance costs for these legislated actions will be recovered through customer rates.
The Company continues to be focused on the regulatory recovery of its investments by filing for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. The Company's most recent cases by jurisdiction are discussed in Note 19.
The labor contract at Cascade with the ICWU has been ratified and is effective through March 31, 2024. The labor contract at Montana-Dakota with the IBEW was extended through August 31, 2021, and is currently in negotiations.

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
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives on increased pipeline safety regulations and environmental matters such as the reduction of methane emissions could also impact the price and demand for natural gas. In February 2021, the FERC issued a revised notice of inquiry seeking new information and stakeholder perspectives regarding the certification of new interstate natural gas facilities. The FERC issued the original notice of inquiry seeking stakeholder perspectives on this topic in April 2018. The FERC also took a step toward reforming the way in which it analyzes GHG emissions for purposes of natural gas pipeline certificates by including a quantitative analysis of the GHG emissions associated with a pipeline replacement project. At this time, no accepted methodology for a GHG significance calculation has been established. The Company is monitoring the progress of these initiatives and is assessing the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The pipeline segment is also subject to extensive regulation including certain operational compliance, permit terms and system integrity. The Company continues to actively evaluate cybersecurity processes and procedures, including recent changes in the industry's cybersecurity regulations, for opportunities to further strengthen its cybersecurity protections. Implementation of enhancements and additional requirements is ongoing. In September 2019, the PHMSA issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The segment has implemented procedure changes and physical modifications to existing facilities necessary for new requirements including those that became effective July 1, 2021. The segment reviews and secures existing permits and easements, as well as new permits and easements as necessary to meet current demand and future growth opportunities on an ongoing basis. Groups opposing natural gas pipelines could also cause negative impacts on the segment with increased costs, potential delays to project completion, or cancellation of prospective projects.
In April 2020 and November 2020, the Company completed the sales of its regulated and non-regulated natural gas gathering assets, respectively. With the completion of these sales, the Company has exited the natural gas gathering business.
The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. Long lead times on materials could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company proactively monitors and plans for material lead times and works with manufacturers and suppliers to help mitigate the risk of delays due to extended lead times.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$35.6	$35.7	—%	$71.8	$71.5	—%
Operating expenses:
Operation and maintenance	16.1	15.1	7%	31.3	30.1	4%
Depreciation, depletion and amortization	5.2	5.3	(2)%	10.3	11.2	(8)%
Taxes, other than income	3.2	3.1	3%	6.6	6.6	—%
Total operating expenses	24.5	23.5	4%	48.2	47.9	1%
Operating income	11.1	12.2	(9)%	23.6	23.6	—%
Other income	1.9	1.0	90%	2.8	1.0	180%
Interest expense	1.9	1.9	—%	3.9	3.9	—%
Income before income taxes	11.1	11.3	(2)%	22.5	20.7	9%
Income tax expense	1.9	2.3	(17)%	4.4	4.4	—%
Net income	$9.2	$9.0	3%	$18.1	$16.3	11%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Transportation volumes (MMdk)	118.7	95.6	229.5	207.3
Natural gas gathering volumes (MMdk)	—	2.1	—	5.4
Customer natural gas storage balance (MMdk):
Beginning of period	5.2	3.8	25.5	16.2
Net injection (withdrawal)	10.8	15.3	(9.5)	2.9
End of period	16.0	19.1	16.0	19.1
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 Pipeline earnings increased $200,000 as a result of:
Revenues: Comparable to the same period in the prior year. Revenues were positively impacted by higher non-regulated project revenues. Offsetting the increase were decreased gathering revenues of $1.2 million due to the sales of the Company's natural gas gathering assets in 2020 and decreased storage-related revenues.
Operation and maintenance: Increase of $1.0 million, primarily due to higher non-regulated project costs of $600,000 associated with higher non-regulated project revenues, as previously discussed, and higher payroll-related costs, largely stock-based compensation expense and health care costs.
Depreciation, depletion and amortization: Comparable to the same period in the prior year.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $900,000, primarily the result of higher AFUDC.
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Decrease of $400,000, primarily resulting from an energy efficiency tax benefit.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 Pipeline earnings increased $1.8 million as a result of:
Revenues: Comparable to the same period in the prior year. Revenues were positively impacted by an increase to storage-related revenues of $1.8 million and higher non-regulated project revenues. These increases were largely offset by lower gathering revenues of $3.3 million due to the sales of the Company's natural gas gathering assets in 2020.
Operation and maintenance: Increase of $1.2 million, primarily due to higher payroll-related costs of $1.1 million, largely stock-based compensation expense and health care costs, and higher non-regulated project costs associated with higher non-regulated project revenue, as previously discussed.
Depreciation, depletion and amortization: Decrease of $900,000, largely resulting from the absence of natural gas gathering assets, as previously discussed, offset in part by higher property, plant and equipment balances related to organic growth projects.
Taxes, other than income: Comparable to the same period in the prior year.

Index
Other income: Increase of $1.8 million, primarily the result of higher AFUDC.
Interest expense: Comparable to the same period in the prior year.
Income taxes: Comparable to the same period in the prior year. Income tax expense was higher due to increased income before income taxes which was largely offset by an energy efficiency tax benefit.
Outlook The Company continues to manage the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. Overall, the pipeline business has had minimal impacts due to COVID-19 and does not expect delays to its regulatory filings or projects due to the pandemic.
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
The Company continues to focus on growth and improving existing operations through organic projects in all areas in which it operates. The national record levels of natural gas supply over the last few years has moderated the pressure on natural gas prices and continues to minimize price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices due to these circumstances, low natural gas prices provide growth opportunity for industrial supply related projects and seasonal pricing differentials provide opportunities for storage services.
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. Long-term take or pay customer contracts support the project at an amended design capacity of 250 MMcf per day, which can be readily expanded to meet forecasted natural gas growth levels and customer needs. In February 2020, the Company filed with the FERC its application for this project. In June 2021, the Company received a FERC order issuing a certificate of public convenience and necessity for the project and in July 2021, the FERC granted the Company a notice to proceed with construction. Construction began in July 2021 and is expected to be completed by the end of 2021 assuming favorable weather conditions.
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day which is supported by long term customer agreements with Montana-Dakota and its utility customers. Construction is expected to begin in early 2024, depending on regulatory approvals, with a completion date later in 2024.
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

Index
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
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$633.8	$621.1	2%	$899.5	$883.3	2%
Cost of sales:
Operation and maintenance	497.0	487.9	2%	740.2	738.7	—%
Depreciation, depletion and amortization	24.3	21.2	15%	46.7	40.8	14%
Taxes, other than income	13.9	13.6	2%	23.6	23.0	3%
Total cost of sales	535.2	522.7	2%	810.5	802.5	1%
Gross margin	98.6	98.4	—%	89.0	80.8	10%
Selling, general and administrative expense:
Operation and maintenance	24.2	21.6	12%	46.0	43.8	5%
Depreciation, depletion and amortization	1.0	1.3	(23)%	2.1	2.3	(9)%
Taxes, other than income	1.0	.8	25%	3.4	3.2	6%
Total selling, general and administrative expense	26.2	23.7	11%	51.5	49.3	4%
Operating income	72.4	74.7	(3)%	37.5	31.5	19%
Other income	1.2	1.9	(37)%	1.1	.7	57%
Interest expense	4.8	5.7	(16)%	9.5	10.9	(13)%
Income before income taxes	68.8	70.9	(3)%	29.1	21.3	37%
Income tax expense	17.4	17.9	(3)%	8.5	6.5	31%
Net income	$51.4	$53.0	(3)%	$20.6	$14.8	39%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales (000's):
Aggregates (tons)	9,533	8,739	14,341	12,956
Asphalt (tons)	2,091	2,166	2,385	2,393
Ready-mixed concrete (cubic yards)	1,201	1,119	1,933	1,823
Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 Construction materials and contracting's earnings decreased $1.6 million as a result of:
Revenues: Increase of $12.7 million, primarily the result of higher material revenues for aggregates and ready-mixed concrete due to strong demand and large projects in certain regions. The increase was partially offset by decreased contracting services of $22.5 million due to less favorable weather conditions in certain regions in 2021 and delays in the start of some project work.
Gross margin: Comparable to the same period in the prior year. Gross margin was positively impacted by increased revenues, which was mostly offset by higher depreciation expense.
Selling, general and administrative expense: Increase of $2.5 million driven by higher payroll-related costs, largely stock-based compensation expense and health care costs.
Other income: Decrease of $700,000, largely due to lower returns on the Company's benefit plan investments.
Interest expense: Decrease of $900,000 due to lower average interest rates.
Income tax expense: Comparable to the same period in the prior year.

Index
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 Construction materials and contracting's earnings increased $5.8 million as a result of:
Revenues: Increase of $16.2 million, primarily the result of higher material revenues for aggregates and ready-mixed concrete due to strong demand, large projects and higher realized prices in certain regions. The increase was partially offset by decreased contracting services of $24.9 million due to less favorable weather conditions in certain regions in 2021 and delays in the start of some project work.
Gross margin: Increase of $8.2 million, largely due to higher revenues, as previously discussed, and higher realized materials margins, primarily aggregates and ready-mixed concrete, and higher contracting bid margins. Partially offsetting these increases was higher depreciation expense.
Selling, general and administrative expense: Increase of $2.2 million, primarily due to higher payroll-related costs of $4.2 million, largely stock-based compensation expense and health care costs. Partially offsetting the increase was the recovery of prior bad debt expense of $1.3 million and lower professional services.
Other income: Increase of $400,000 as a result of higher returns on the Company's benefit plan investments.
Interest expense: Decrease of $1.4 million, mainly due to lower average interest rates.
Income tax expense: Increase of $2.0 million, largely due to an increase in income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. In 2021, the Company continues to implement safety measures developed in 2020 for its employees that were not able to work from home and has experienced some inefficiencies and additional costs in relation to these measures, including delays in the ability to obtain permits from government agencies and, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic. The American Rescue Plan Act approved by the United States Congress in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. Because of limited guidance currently available to states on how the funds can be spent, there is uncertainty regarding whether the funds will be made available for infrastructure projects that could positively impact the segment. Additionally, the current presidential administration and the United States Congress continue working toward an agreement on a comprehensive infrastructure proposal that, if adopted, could positively impact the segment. The Company continues to monitor the progress of these legislative items.
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
The construction materials and contracting segment's backlog at June 30, 2021, was $912.1 million, which is up slightly from backlog of $875.1 million at June 30, 2020. The Company continues to monitor bidding activity as it moves into the third quarter of 2021. The Company expects to complete a significant amount of backlog at June 30, 2021, during the next 12 months.
One of the labor contracts that the construction materials and contracting segment was negotiating at December 31, 2020, as reported in Items 1 and 2 - Business Properties - General in the 2020 Annual Report, has been ratified.
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
The construction services segment faces challenges, which are not under direct control of the business, in the highly competitive markets in which it operates. Competitive pricing environments, project delays, changes in management's estimates of variable

Index
consideration and the effects from restrictive regulatory requirements have negatively impacted revenues and margins in the past and could affect revenues and margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions; disruptions to the supply chain due to transportation delays, raw material cost increases and shortages, and closures of businesses or facilities; declines or delays in new projects due to the cyclical nature of the construction industry; and other factors. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$525.6	$497.2	6%	$1,044.1	$1,011.9	3%
Cost of sales:
Operation and maintenance	442.0	411.1	8%	869.2	847.3	3%
Depreciation, depletion and amortization	3.9	4.0	(3)%	7.9	7.9	—%
Taxes, other than income	16.3	17.2	(5)%	35.7	40.6	(12)%
Total cost of sales	462.2	432.3	7%	912.8	895.8	2%
Gross margin	63.4	64.9	(2)%	131.3	116.1	13%
Selling, general and administrative expense:
Operation and maintenance	23.6	23.5	—%	48.2	47.4	2%
Depreciation, depletion and amortization	1.0	2.4	(58)%	2.3	4.2	(45)%
Taxes, other than income	1.0	1.1	(9)%	2.7	2.8	(4)%
Total selling, general and administrative expense	25.6	27.0	(5)%	53.2	54.4	(2)%
Operating income	37.8	37.9	—%	78.1	61.7	27%
Other income	1.6	.5	NM	1.8	.7	NM
Interest expense	.9	1.1	(18)%	1.8	2.3	(22)%
Income before income taxes	38.5	37.3	3%	78.1	60.1	30%
Income tax expense	9.6	9.4	2%	19.4	15.3	27%
Net income	$28.9	$27.9	3%	$58.7	$44.8	31%
*NM - not meaningful

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 Construction services earnings increased $1.0 million as a result of:
Revenues: Increase of $28.4 million, primarily resulting from higher inside specialty contracting workloads of $24.4 million, or 7.5% more compared to the same period in the prior year, as a result of increased customer demand for manufacturing projects and continued hospitality demand. Outside specialty contracting workloads contributed 2.8% more compared to the same period in the prior year as a result of strong demand for utility projects. An increase in equipment sales and leasing of the power line equipment the Company manufactures also had a positive impact of $2.1 million in the second quarter of 2021.
Gross margin: Decrease of $1.5 million, mainly resulting from contracting margins as a result of higher employee costs in certain regions associated with a shortage of available labor and the absence of higher margin work compared to the second quarter of 2020.
Selling, general and administrative expense: Decrease of $1.4 million, resulting from the recovery of prior bad debt expense of $1.6 million and lower amortization expense of $1.2 million, offset in part by higher office expense and higher payroll-related costs of $300,000, largely stock-based compensation expense and health care costs.
Other income: Increase of $1.1 million, largely due to increased earnings on investments.
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Comparable to the same period in the prior year.

Index
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 Construction services earnings increased $13.9 million as a result of:
Revenues: Increase of $32.2 million, primarily resulting from higher outside specialty contracting workloads of $24.3 million, or 8.8% more compared to the same period in the prior year, as a result of strong demand for utility projects. Inside specialty contracting workloads contributed 1.1% more compared to the same period in the prior year as a result of increased customer demand for manufacturing projects, continued hospitality demand and the absence in 2021 of an out-of-period adjustment in the first quarter of 2020 to correct an overstatement of operating revenues of $7.7 million. An increase in equipment sales and leasing of the power line equipment the Company manufactures also had a positive impact of $2.4 million in 2021.
Gross margin: Increase of $15.2 million, primarily due to the higher volume of work resulting in an increase in revenues, as previously discussed, partially offset by an increase in operation and maintenance expense as a direct result of the expenses related to the increased workloads. Also contributing to the increase was the absence in 2021 of an out-of-period adjustment in the first quarter of 2020 to correct an overstatement of operating revenues of $7.7 million and an understatement of operation and maintenance expense of $1.2 million previously recognized on a construction contract.
Selling, general and administrative expense: Decrease of $1.2 million due in part to the recovery of bad debt expense of $3.7 million and lower amortization expense of $1.8 million, offset in part by higher payroll-related costs, largely stock-based compensation expense and health care costs.
Other income: Increase of $1.1 million, largely related to increased earnings on investments.
Interest expense: Decrease of $500,000, driven by lower debt balances as a result of collections on customer accounts during the construction season.
Income taxes: Increase of $4.1 million, directly resulting from an increase in income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. In 2021, the Company continues to implement safety measures developed in 2020 for its employees that were not able to work from home and has experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue pre-pandemic business processes. The Company continues to monitor job progress and service work for delays, cancellations and disruptions due to the pandemic but expects minimal disruptions the remainder of 2021. Despite the challenges presented by the COVID-19 pandemic, the Company believes there are long-term growth opportunities and demand for construction services. The American Rescue Plan Act approved by the United States Congress in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. Because of limited guidance currently available to states on how the funds can be spent, there is uncertainty regarding whether the funds will be made available for infrastructure projects that could impact the segment. Additionally, the current presidential administration and the United States Congress continue working toward an agreement on a comprehensive infrastructure proposal that, if adopted, could positively impact the segment. The Company will continue to monitor the progress of these legislative items.
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
The construction services segment's backlog at June 30, was as follows:

	Three Months Ended
	June 30,
	2021	2020
	(In millions)
Inside specialty contracting	$1,059	$1,106
Outside specialty contracting	261	200
	$1,320	$1,306
The increase in backlog was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly outside specialty contracting from increased utility demand. The Company continues to have strong inside specialty contracting backlog related to commercial industries and public projects. The Company expects to complete a significant amount of the backlog at June 30, 2021, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog.

Index
Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$3.4	$2.9	17%	$6.7	$5.9	14%
Operating expenses:
Operation and maintenance	2.3	2.3	—%	4.5	4.4	2%
Depreciation, depletion and amortization	1.1	.6	83%	2.4	1.3	85%
Total operating expenses	3.4	2.9	17%	6.9	5.7	21%
Operating income (loss)	—	—	NM	(.2)	.2	NM
Other income	.3	—	NM	.4	.2	100%
Interest expense	.1	.3	(67)%	.2	.6	(67)%
Income (loss) before income taxes	.2	(.3)	NM	—	(.2)	NM
Income tax (benefit) expense	(.9)	1.0	NM	1.6	5.3	(70)%
Net income (loss)	$1.1	$(1.3)	NM	$(1.6)	$(5.5)	70%
*NM - not meaningful

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 Other was positively impacted in the second quarter of 2021 by lower income tax adjustments related to the Company's consolidated annualized estimated tax rate, partially offset by higher depreciation, depletion and amortization expense for software placed in service. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 During the first six months of 2021, Other was positively impacted by lower income tax adjustments related to the Company's consolidated annualized estimated tax rate, partially offset by higher depreciation, depletion and amortization expense for software placed in service. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Intersegment transactions:
Operating revenues	$12.4	$12.3	$43.4	$43.3
Operation and maintenance	4.7	4.5	9.8	10.3
Purchased natural gas sold	7.7	7.8	33.6	33.0
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At June 30, 2021, the Company had cash and cash equivalents of $58.0 million and available borrowing capacity of $611.8 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities.

Index
Cash flows

	Six Months Ended
	June 30,
	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities	$182.8	$261.4
Investing activities	(266.5)	(296.5)
Financing activities	82.1	33.0
Decrease in cash and cash equivalents	(1.6)	(2.1)
Cash and cash equivalents -- beginning of year	59.6	66.5
Cash and cash equivalents -- end of period	$58.0	$64.4
Operating activities

	Six Months Ended
	June 30,
	2021	2020	Variance
Components of net cash provided by operating activities:	(In millions)
Income from continuing operations	$152.3	$125.3	$27.0
Depreciation, depletion and amortization	147.4	140.8	6.6
Deferred income taxes	14.5	2.9	11.6
Receivables	(18.5)	(40.8)	22.3
Inventories	(25.3)	(26.3)	1.0
Other current assets	(52.8)	30.8	(83.6)
Accounts payable	(3.9)	13.4	(17.3)
Other current liabilities	(22.6)	26.6	(49.2)
Other noncurrent changes	(8.2)	(10.9)	2.7
Net cash used in discontinued operations	(.1)	(.4)	.3
Net cash provided by operating activities	$182.8	$261.4	$(78.6)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The decrease in cash flows provided by operating activities in the previous table was largely driven by an increase in natural gas purchases, as discussed in Note 13, partially offset by the associated deferred taxes. Also contributing to the decrease was higher working capital requirements at the construction services and construction materials and contracting businesses. Both businesses experienced increased estimated tax payments due to the timing of the payment of quarterly income tax estimates and the deferral of payroll taxes as a result of the COVID-19 pandemic during 2020, and the construction services business experienced an increase in accounts payable from the fluctuation in job activity, which were slightly offset by the stronger collection of accounts receivable at the construction materials and contracting business. Partially offsetting the net decrease in cash flows provided by operating activities was higher earnings at all businesses during the first half of 2021.
Investing activities

	Six Months Ended
	June 30,
	2021	2020	Variance
Components of net cash used in investing activities:	(In millions)
Capital expenditures	$(261.9)	$(248.8)	$(13.1)
Acquisitions, net of cash acquired	(13.7)	(70.7)	57.0
Net proceeds from sale or disposition of property and other	12.4	23.0	(10.6)
Investments	(3.3)	—	(3.3)
Net cash used in investing activities	$(266.5)	$(296.5)	$30.0
The decrease in cash used in investing activities in the previous table was primarily due to lower cash used in acquisition activity in 2021 compared to 2020 at the construction services and construction materials and contracting businesses. Partially offsetting the decrease in cash used in investing activities were increased capital expenditures in 2021 at the pipeline business, largely related to the North Bakken Expansion project as discussed previously, and at the construction materials and contracting business related to increased operating projects, partially offset by lower capital expenditures at the electric business related to reduced electric transmission projects. The pipeline business also experienced lower proceeds from asset sales as a result of the sale of its natural gathering assets during 2020.

Index
Financing activities

	Six Months Ended
	June 30,
	2021	2020	Variance
Components of net cash provided by financing activities:	(In millions)
Issuance of short-term borrowings	$50.0	$75.0	$(25.0)
Repayment of short-term borrowings	(50.0)	—	(50.0)
Issuance of long-term debt	171.8	200.4	(28.6)
Repayment of long-term debt	(48.1)	(162.2)	114.1
Proceeds from issuance of common stock	54.6	3.4	51.2
Dividends paid	(85.3)	(83.2)	(2.1)
Repurchase of common stock	(6.7)	—	(6.7)
Tax withholding on stock-based compensation	(4.2)	(.4)	(3.8)
Net cash provided by financing activities	$82.1	$33.0	$49.1
The increase in cash provided by financing activities in the previous table was largely the result of lower repayments on commercial paper and revolving credit agreements at Montana-Dakota during 2021. During 2021, the Company received increased net proceeds of $51.2 million from the issuance of common stock under the Company's "at-the-market" offering. Partially offsetting the increase in cash provided by financing activities were decreased long-term borrowings during 2021 at the natural gas distribution business, partially offset by an increase in long-term borrowings at the construction materials and contracting business for acquisitions. In addition, Montana-Dakota issued and repaid $50 million in short term borrowings during the first quarter of 2021. The issuance was related to financing the higher natural gas purchases, as previously discussed, and the repayment was related to short-term borrowings completed during 2020.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2020 Annual Report. For more information, see Note 18 and Part II, Item 7 in the 2020 Annual Report.
Capital expenditures
Capital expenditures for the first six months of 2021 were $283.2 million, which includes the completed business combination of a construction aggregates business at the construction materials and contracting business. Capital expenditures for the first six months of 2020 were $310.6 million, which includes the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures allocated to the Company's business segments are estimated to be approximately $805.9 million for 2021. Capital expenditures have been updated from what was previously reported in the 2020 Annual Report to accommodate project timeline and scope changes made throughout the first half of 2021. The Company will continue to monitor capital expenditures for project delays and changes in economic viability related to COVID-19.
The Company has included in the estimated capital expenditures for 2021 the completed business combination of a construction aggregates business and the North Bakken Expansion project, as previously discussed Business Segment Financial and Operating Data, as well as system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.
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
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2021. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2020 Annual Report.

Index
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at June 30, 2021:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$97.6	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$25.5	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$23.1	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$199.8	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At June 30, 2021, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At June 30, 2021, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 57 percent, 55 percent and 58 percent at June 30, 2021 and 2020, and December 31, 2020, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.

The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of June 30, 2021, the Company had capacity to issue up to 4.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Shares issued	1.1	—	1.8	—
Net proceeds *	$34.9	$—	$54.6	$—
Issuance costs	$.4	$—	$.7	$—
*    Net proceeds were used for capital expenditures.

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

Index
Off balance sheet arrangements
At June 30, 2021, the Company had no material off balance sheet arrangements.
Contractual obligations and commercial commitments
There were no material changes in the Company's contractual obligations relating to estimated interest payments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2021 from those reported in the 2020 Annual Report.
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; royalties; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitments under these contracts as of June 30, 2021, were:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Purchase commitments	$615.0	$392.2	$208.7	$799.4	$2,015.3
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

Index
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Operating income	$12.8	$12.8	$26.7	$27.6
Adjustments:
Operating expenses:
Operation and maintenance	31.3	29.0	62.6	59.7
Depreciation, depletion and amortization	16.9	15.7	33.0	31.3
Taxes, other than income	4.5	4.4	9.2	8.7
Total adjustments	52.7	49.1	104.8	99.7
Adjusted gross margin	$65.5	$61.9	$131.5	$127.3
The following information reconciles operating income to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Operating income	$3.6	$.7	$57.2	$50.7
Adjustments:
Operating expenses:
Operation and maintenance	46.0	43.1	97.2	89.1
Depreciation, depletion and amortization	20.3	21.0	42.7	41.8
Taxes, other than income	6.7	6.0	13.8	12.1
Total adjustments	73.0	70.1	153.7	143.0
Adjusted gross margin	$76.6	$70.8	$210.9	$193.7
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
At June 30, 2021, the Company had no outstanding interest rate hedges.
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

Index
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2020 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2020 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2021, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2020 Annual Report other than as set forth below.
Technology disruptions or cyberattacks could adversely impact the Company's operations.
The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology and operation technology systems, including disaster recovery and backup systems and network infrastructure. While the Company has policies, procedures and processes in place designed to strengthen and protect these systems, they may be vulnerable to physical and cybersecurity failures or unauthorized access, due to:
•hacking,
•human error,
•theft,
•sabotage,
•malicious software,
•ransomware,
•third-party compromise,
•acts of terrorism,
•acts of war,
•acts of nature or
•other causes.
Although there are manual processes in place, should a compromise or system failure occur, interdependencies to technology may disrupt the Company's ability to fulfill critical business functions. This may include interruption of electric generation, transmission and distribution facilities, natural gas storage and pipeline facilities and facilities for delivery of construction materials or other products and services, any of which could adversely affect the Company's reputation, business, cash flows and results of operations or subject the Company to legal or regulatory liabilities and increased costs. Additionally, the Company's electric generation and transmission systems and natural gas pipelines are part of interconnected systems with other operators’ facilities; therefore, a cyber-related disruption in another operator’s system could negatively impact the Company's business.
The Company’s accounting systems and its ability to collect information and invoice customers for products and services could be disrupted. If the Company’s operations are disrupted, it could result in decreased revenues and remediation costs that could adversely affect the Company's results of operations and cash flows.
The Company is subject to cybersecurity and privacy laws and regulations of many government agencies, including TSA, FERC and NERC. NERC issues comprehensive regulations and standards surrounding the security of bulk power systems and continually updates these requirements, as well as establishing new requirements with which the utility industry must comply. As these regulations evolve, the Company may experience increased compliance costs and may be at higher risk for violating these standards. Experiencing a cybersecurity incident could cause the Company to be non-compliant with applicable laws and regulations, causing the Company to incur costs related to legal claims, proceedings and regulatory fines or penalties.
The Company, through the ordinary course of business, requires access to sensitive customer, employee and Company data. While the Company has implemented extensive security measures, including limiting the amount of sensitive information retained, a breach of its systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on the Company's financial results. Third-party service providers that perform critical business functions for the Company or have access to sensitive information within the Company also may be vulnerable to security breaches and information technology risks that could adversely affect the Company.
The Company’s information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. Although the incidents the Company has experienced to date have not had a material effect on its business, financial condition or results of operations, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact

Index
operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company.
The Company's participation in joint venture contracts may have a negative impact on its reputation, business operations, revenues, results of operations, liquidity and cash flows.
The Company enters into certain joint venture arrangements typically to bid and execute particular projects. Generally, these agreements are directly with a third-party client; however, services may be performed by the venture, the joint venture partners or a combination thereof. Engaging in joint venture contracts exposes the Company to risks and uncertainties, some of which are outside the Company's control.
The Company is reliant on joint venture partners to satisfy their contractual obligations, including obligations to commit working capital and equity, and to perform the work as outlined in the agreement. Failure to do so could result in the Company providing additional investments or services to address such performance issues. If the Company is unable to satisfactorily resolve any partner performance issues, the customer could terminate the contract opening the Company to legal liability which could negatively impact the Company's reputation, revenues, results of operations, liquidity and cash flows.
COVID-19 may have a negative impact on the Company's business operations, revenues, results of operations, liquidity and cash flows.
The ongoing COVID-19 pandemic has disrupted national, state and local economies. To the extent the COVID-19 pandemic adversely impacts the Company's businesses, operations, revenues, liquidity or cash flows, it could also have a heightening effect on other risks described in the 2020 Annual Report. The degree to which COVID-19 will impact the Company depends on future developments, including the resurgence and/or variants of the virus, actions taken by governmental authorities, effectiveness of vaccines being administered, and the pace and extent to which the economy recovers and returns to relatively normal operating conditions.
The Company’s businesses have generally been deemed essential service providers and have experienced some inefficiencies and interruptions on its businesses from the pandemic. The Company could be materially affected if its services were deemed no longer essential or if conditions worsen and new restrictions are imposed by national or local governmental authorities.
The Company's operations have experienced minor disruptions due to shortages of employees or third-party contractors and altered work operations. If a significant percentage of the Company's workforce are unable to work because of illness, quarantine or government restrictions in connection with the COVID-19 pandemic, the Company's operations may be negatively impacted, potentially adversely affecting its business, operations, revenues, liquidity and cash flows.
In response to the COVID-19 pandemic, the Company implemented a remote work environment for a portion of the Company's workforce. As of July 2021, many of these employees have returned to their office; however, some employees have transitioned to a permanent remote work environment. The increase in remote work and longevity of the pandemic may create increased vulnerability to cybersecurity incidents affecting the Company’s ability to maintain secure operations, communications and productivity. To date, the Company has not experienced any significant delays or information technology disruptions as a result of the COVID-19 pandemic.
Other factors associated with the COVID-19 pandemic that could impact the Company's businesses and future operating results, revenues and liquidity include impacts related to the health, safety, and availability of employees and contractors; extended rise in unemployment; public and private sector budget changes and constraints; continued flexible payment plans; counterparty credit; costs and availability of supplies; capital construction and infrastructure operation and maintenance programs; financing plans; pension valuations; travel restrictions; and legal and regulatory matters, including the potential for delayed regulatory filings, accounting for the impacts of the COVID-19 pandemic and recovery of invested capital. The economic and market disruptions resulting from COVID-19 could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including estimates for backlog, revenue recognition, intangible assets, other investments and provisions for credit losses.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2021	—	—	—	—
May 1 through May 31, 2021	—	—	—	—
June 1 through June 30, 2021	—	—	—	—
Total	—	—	—	—
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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
+10(b)	MDU Resources Group, Inc. Director Compensation Policy, as amended May 12, 2021	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+    Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	August 5, 2021	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller