Form 10-Q
period 2021-09-30
MDU RESOURCES GROUP INC
filed 2021-11-04
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2021: 203,350,740 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2020 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2020
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Brazilian Transmission Lines	Company's former investment in companies owning three electric transmission lines in Brazil
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Centennial Resources	Centennial Energy Resources LLC, a former direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
IBEW	International Brotherhood of Electrical Workers
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MW	Megawatt

Index

NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electricity Reliability Corporation
Non-GAAP	Not in accordance with GAAP
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States.
TSA	Transportation Security Administration
VIE	Variable interest entity
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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
The Company's strategy is to deliver superior value with a two-platform model, regulated energy delivery and construction materials and services businesses, while pursuing organic growth opportunities and using a disciplined approach to strategic acquisitions of well-managed companies and properties.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$237,065	$210,115	$940,017	$870,151
Non-regulated pipeline, construction materials and contracting, construction services and other	1,348,948	1,377,174	3,297,591	3,277,440
Total operating revenues	1,586,013	1,587,289	4,237,608	4,147,591
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	90,058	89,080	273,796	259,791
Non-regulated pipeline, construction materials and contracting, construction services and other	1,122,840	1,124,939	2,828,557	2,804,398
Total operation and maintenance	1,212,898	1,214,019	3,102,353	3,064,189
Purchased natural gas sold	41,135	31,524	280,584	253,780
Depreciation, depletion and amortization	75,229	72,084	222,613	212,832
Taxes, other than income	48,096	50,501	163,819	167,197
Electric fuel and purchased power	19,486	15,450	56,216	50,557
Total operating expenses	1,396,844	1,383,578	3,825,585	3,748,555
Operating income	189,169	203,711	412,023	399,036
Other income	5,930	4,612	18,310	13,669
Interest expense	23,389	23,761	70,224	73,132
Income before income taxes	171,710	184,562	360,109	339,573
Income taxes	32,748	31,547	68,860	61,178
Income from continuing operations	138,962	153,015	291,249	278,395
Income (loss) from discontinued operations, net of tax	314	63	348	(484)
Net income	$139,276	$153,078	$291,597	$277,911
Earnings per share - basic:
Income from continuing operations	$.68	$.76	$1.44	$1.39
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.68	$.76	$1.44	$1.39
Earnings per share - diluted:
Income from continuing operations	$.68	$.76	$1.44	$1.39
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.68	$.76	$1.44	$1.39
Weighted average common shares outstanding - basic	202,863	200,522	201,647	200,495
Weighted average common shares outstanding - diluted	203,190	200,619	201,955	200,515
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$139,276	$153,078	$291,597	$277,911
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $37 for the three months ended and $109 and $109 for the nine months ended in 2021 and 2020, respectively	111	111	334	334
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $151 and $152 for the three months ended and $462 and $456 for the nine months ended in 2021 and 2020, respectively	466	471	1,389	1,413
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(15) and $(13) for the three months ended and $(40) and $19 for the nine months ended in 2021 and 2020, respectively	(54)	(50)	(150)	72
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $6 and $7 for the three months ended and $21 and $9 for the nine months ended in 2021 and 2020, respectively	20	28	80	34
Net unrealized gain (loss) on available-for-sale investments	(34)	(22)	(70)	106
Other comprehensive income	543	560	1,653	1,853
Comprehensive income attributable to common stockholders	$139,819	$153,638	$293,250	$279,764
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2021	September 30, 2020	December 31, 2020
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$57,241	$66,070	$59,547
Receivables, net	979,862	1,009,433	873,986
Inventories	312,285	286,223	291,167
Current regulatory assets	133,135	79,125	68,527
Prepayments and other current assets	83,364	61,706	44,120
Total current assets	1,565,887	1,502,557	1,337,347
Noncurrent assets:
Property, plant and equipment	8,634,737	8,203,751	8,300,770
Less accumulated depreciation, depletion and amortization	3,175,756	3,115,805	3,133,831
Net property, plant and equipment	5,458,981	5,087,946	5,166,939
Goodwill	717,646	712,677	714,963
Other intangible assets, net	22,241	26,376	25,496
Regulatory assets	379,245	369,764	379,381
Investments	171,859	158,440	165,022
Operating lease right-of-use assets	109,439	120,534	120,113
Other	143,565	147,205	144,111
Total noncurrent assets	7,002,976	6,622,942	6,716,025
Total assets	$8,568,863	$8,125,499	$8,053,372
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$50,000	$75,000	$50,000
Long-term debt due within one year	1,548	1,558	1,555
Accounts payable	525,704	436,718	426,264
Taxes payable	87,455	96,708	88,844
Dividends payable	43,212	41,608	42,611
Accrued compensation	105,867	110,730	90,629
Operating lease liabilities due within one year	30,502	33,770	33,655
Regulatory liabilities due within one year	16,491	39,837	31,450
Other accrued liabilities	212,140	231,061	198,514
Total current liabilities	1,072,919	1,066,990	963,522
Noncurrent liabilities:
Long-term debt	2,326,718	2,268,732	2,211,575
Deferred income taxes	557,582	533,524	516,098
Asset retirement obligations	455,522	425,567	440,356
Regulatory liabilities	426,141	434,936	428,075
Operating lease liabilities	79,397	87,140	86,868
Other	318,306	295,845	327,773
Total noncurrent liabilities	4,163,666	4,045,744	4,010,745
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,889,661 at September 30, 2021, 201,061,198 at September 30, 2020 and 201,061,198 at December 31, 2020	203,889	201,061	201,061
Other paid-in capital	1,458,208	1,366,494	1,371,385
Retained earnings	1,720,232	1,489,085	1,558,363
Accumulated other comprehensive loss	(46,425)	(40,249)	(48,078)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,332,278	3,012,765	3,079,105
Total liabilities and stockholders' equity	$8,568,863	$8,125,499	$8,053,372
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2020	201,061,198	$201,061	$1,371,385	$1,558,363	$(48,078)	(538,921)	$(3,626)	$3,079,105
Net income	—	—	—	52,131	—	—	—	52,131
Other comprehensive income	—	—	—	—	568	—	—	568
Dividends declared on common stock	—	—	—	(42,943)	—	—	—	(42,943)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Repurchase of common stock	—	—	—	—	—	(392,294)	(6,701)	(6,701)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(10,828)	—	—	392,294	6,701	(4,127)
Issuance of common stock	672,260	672	19,027	—	—	—	—	19,699
At March 31, 2021	201,733,458	$201,733	$1,382,158	$1,567,551	$(47,510)	(538,921)	$(3,626)	$3,100,306
Net income	—	—	—	100,190	—	—	—	100,190
Other comprehensive income	—	—	—	—	542	—	—	542
Dividends declared on common stock	—	—	—	(43,336)	—	—	—	(43,336)
Stock-based compensation	—	—	6,150	—	—	—	—	6,150
Issuance of common stock	1,088,843	1,089	33,861	—	—	—	—	34,950
At June 30, 2021	202,822,301	$202,822	$1,422,169	$1,624,405	$(46,968)	(538,921)	$(3,626)	$3,198,802
Net income	—	—	—	139,276	—	—	—	139,276
Other comprehensive income	—	—	—	—	543	—	—	543
Dividends declared on common stock	—	—	—	(43,449)	—	—	—	(43,449)
Stock-based compensation	—	—	2,925	—	—	—	—	2,925
Issuance of common stock	1,067,360	1,067	33,114	—	—	—	—	34,181
At September 30, 2021	203,889,661	$203,889	$1,458,208	$1,720,232	$(46,425)	(538,921)	$(3,626)	$3,332,278
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Operating activities:
Net income	$291,597	$277,911
Income (loss) from discontinued operations, net of tax	348	(484)
Income from continuing operations	291,249	278,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	222,613	212,832
Deferred income taxes	30,353	16,409
Changes in current assets and liabilities, net of acquisitions:
Receivables	(104,438)	(100,141)
Inventories	(21,402)	(9,581)
Other current assets	(74,413)	1,269
Accounts payable	33,173	19,125
Other current liabilities	14,175	74,286
Other noncurrent changes	(25,425)	(10,139)
Net cash provided by continuing operations	365,885	482,455
Net cash used in discontinued operations	(75)	(688)
Net cash provided by operating activities	365,810	481,767
Investing activities:
Capital expenditures	(428,114)	(413,842)
Acquisitions, net of cash acquired	(13,721)	(71,479)
Net proceeds from sale or disposition of property and other	12,954	23,463
Investments	(3,777)	24
Net cash used in investing activities	(432,658)	(461,834)
Financing activities:
Issuance of short-term borrowings	50,000	75,000
Repayment of short-term borrowings	(50,000)	—
Issuance of long-term debt	178,517	100,125
Repayment of long-term debt	(63,835)	(73,699)
Proceeds from issuance of common stock	88,830	3,410
Dividends paid	(128,142)	(124,796)
Repurchase of common stock	(6,701)	—
Tax withholding on stock-based compensation	(4,127)	(362)
Net cash provided by (used in) financing activities	64,542	(20,322)
Decrease in cash and cash equivalents	(2,306)	(389)
Cash and cash equivalents -- beginning of year	59,547	66,459
Cash and cash equivalents -- end of period	$57,241	$66,070
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2021 and 2020
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
Beginning in March 2020, governmental restrictions and guidelines implemented to control the spread of COVID-19 reduced commercial and interpersonal activity throughout the Company's areas of operation. Most of the Company's products and services are considered essential to the United States and its communities and, as a result, operations have generally continued throughout the COVID-19 pandemic and reopening of the country's economy. The Company has assessed the impacts of the COVID-19 pandemic on its results of operations for the nine months ended September 30, 2021 and 2020, and determined there were no material adverse impacts.
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
Management has also evaluated the impact of events occurring after September 30, 2021, up to the date of the issuance of these consolidated interim financial statements on November 4, 2021, that would require recognition or disclosure in the financial statements.
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
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $37.9 million, $48.9 million and $43.9 million at September 30, 2021 and 2020, and December 31, 2020, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision	538	1,273	—	(1,049)	(1,079)	(317)
Less write-offs charged against the allowance	888	1,107	—	273	401	2,669
Credit loss recoveries collected	129	213	—	—	—	342
At March 31, 2021	$678	$2,950	$2	$4,842	$4,242	$12,714
Current expected credit loss provision	(110)	(103)	—	11	(639)	(841)
Less write-offs charged against the allowance	341	787	—	232	64	1,424
Credit loss recoveries collected	100	199	—	—	—	299
At June 30, 2021	$327	$2,259	$2	$4,621	$3,539	$10,748
Current expected credit loss provision	388	411	—	233	(675)	357
Less write-offs charged against the allowance	525	1,178	—	184	265	2,152
Credit loss recoveries collected	92	168	—	—	93	353
At September 30, 2021	$282	$1,660	$2	$4,670	$2,692	$9,306

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At January 1, 2020	$328	$1,056	$—	$5,357	$1,756	$8,497
Current expected credit loss provision	555	1,156	—	694	1,150	3,555
Less write-offs charged against the allowance	500	624	—	68	73	1,265
Credit loss recoveries collected	109	229	—	—	—	338
At March 31, 2020	$492	$1,817	$—	$5,983	$2,833	$11,125
Current expected credit loss provision	303	190	—	(314)	896	1,075
Less write-offs charged against the allowance	224	677	—	44	454	1,399
Credit loss recoveries collected	88	201	—	—	—	289
At June 30, 2020	$659	$1,531	$—	$5,625	$3,275	$11,090
Current expected credit loss provision	435	811	2	728	1,635	3,611
Less write-offs charged against the allowance	269	692	—	229	117	1,307
Credit loss recoveries collected	75	203	—	—	—	278
At September 30, 2020	$900	$1,853	$2	$6,124	$4,793	$13,672

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

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Aggregates held for resale	$183,693	$168,132	$175,782
Asphalt oil	32,964	27,587	28,238
Natural gas in storage (current)	28,683	27,135	21,919
Materials and supplies	27,253	26,609	25,142
Merchandise for resale	26,639	21,525	21,087
Other	13,053	15,235	18,999
Total	$312,285	$286,223	$291,167
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.5 million at September 30, 2021 and December 31, 2020, and $48.3 million at September 30, 2020.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	202,863	200,522	201,647	200,495
Effect of dilutive performance share awards and restricted stock units	327	97	308	20
Weighted average common shares outstanding - diluted	203,190	200,619	201,955	200,515
Shares excluded from the calculation of diluted earnings per share	—	87	—	139
Dividends declared per common share	$.2125	$.2075	$.6375	$.6225
Note 7 - Equity
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of September 30, 2021, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program.

Index
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Shares issued	1.0	—	2.8	—
Net proceeds *	$34.2	$—	$88.8	$—
Issuance costs	$.5	$—	$1.2	$—
*    Net proceeds were used for capital expenditures.

Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive loss before reclassifications	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss	111	466	35	612
Net current-period other comprehensive income (loss)	111	466	(9)	568
At March 31, 2021	$(873)	$(46,741)	$104	$(47,510)
Other comprehensive loss before reclassifications	—	—	(52)	(52)
Amounts reclassified from accumulated other comprehensive loss	112	457	25	594
Net current-period other comprehensive income (loss)	112	457	(27)	542
At June 30, 2021	$(761)	$(46,284)	$77	$(46,968)
Other comprehensive loss before reclassifications	—	—	(54)	(54)
Amounts reclassified from accumulated other comprehensive loss	111	466	20	597
Net current-period other comprehensive income (loss)	111	466	(34)	543
At September 30, 2021	$(650)	$(45,818)	$43	$(46,425)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2019	$(1,430)	$(40,734)	$62	$(42,102)
Other comprehensive income before reclassifications	—	—	135	135
Amounts reclassified from (to) accumulated other comprehensive loss	111	462	(1)	572
Net current-period other comprehensive income	111	462	134	707
At March 31, 2020	$(1,319)	$(40,272)	$196	$(41,395)
Other comprehensive loss before reclassifications	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	112	480	7	599
Net current-period other comprehensive income (loss)	112	480	(6)	586
At June 30, 2020	$(1,207)	$(39,792)	$190	$(40,809)
Other comprehensive loss before reclassifications	—	—	(50)	(50)
Amounts reclassified from accumulated other comprehensive loss	111	471	28	610
Net current-period other comprehensive income (loss)	111	471	(22)	560
At September 30, 2020	$(1,096)	$(39,321)	$168	$(40,249)

Index
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(147)	$(148)	$(443)	$(443)	Interest expense
	36	37	109	109	Income taxes
	(111)	(111)	(334)	(334)
Amortization of postretirement liability losses included in net periodic benefit cost	(617)	(623)	(1,851)	(1,869)	Other income
	151	152	462	456	Income taxes
	(466)	(471)	(1,389)	(1,413)
Reclassification adjustment on available-for-sale investments included in net income	(26)	(35)	(101)	(43)	Other income
	6	7	21	9	Income taxes
	(20)	(28)	(80)	(34)
Total reclassifications	$(597)	$(610)	$(1,803)	$(1,781)
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

Three Months Ended September 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$36,412	$55,284	$—	$—	$—	$—	$91,696
Commercial utility sales	39,033	35,338	—	—	—	—	74,371
Industrial utility sales	10,495	5,395	—	—	—	—	15,890
Other utility sales	1,993	—	—	—	—	—	1,993
Natural gas transportation	—	11,812	28,058	—	—	—	39,870
Natural gas storage	—	—	3,483	—	—	—	3,483
Contracting services	—	—	—	415,106	—	—	415,106
Construction materials	—	—	—	617,823	—	—	617,823
Intrasegment eliminations	—	—	—	(201,630)	—	—	(201,630)
Inside specialty contracting	—	—	—	—	317,238	—	317,238
Outside specialty contracting	—	—	—	—	185,842	—	185,842
Other	12,589	2,110	3,290	—	75	3,423	21,487
Intersegment eliminations	(136)	(142)	(3,908)	(110)	(289)	(3,398)	(7,983)
Revenues from contracts with customers	100,386	109,797	30,923	831,189	502,866	25	1,575,186
Revenues out of scope	(1,456)	581	45	—	11,657	—	10,827
Total external operating revenues	$98,930	$110,378	$30,968	$831,189	$514,523	$25	$1,586,013

Index

Three Months Ended September 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$33,086	$48,399	$—	$—	$—	$—	$81,485
Commercial utility sales	35,688	28,731	—	—	—	—	64,419
Industrial utility sales	8,428	4,454	—	—	—	—	12,882
Other utility sales	1,779	—	—	—	—	—	1,779
Natural gas transportation	—	11,159	27,583	—	—	—	38,742
Natural gas gathering	—	—	973	—	—	—	973
Natural gas storage	—	—	3,885	—	—	—	3,885
Contracting services	—	—	—	448,569	—	—	448,569
Construction materials	—	—	—	608,673	—	—	608,673
Intrasegment eliminations	—	—	—	(234,693)	—	—	(234,693)
Inside specialty contracting	—	—	—	—	352,845	—	352,845
Outside specialty contracting	—	—	—	—	187,202	—	187,202
Other	7,663	2,590	3,203	—	486	3,030	16,972
Intersegment eliminations	(195)	(185)	(3,622)	(110)	(425)	(3,006)	(7,543)
Revenues from contracts with customers	86,449	95,148	32,022	822,439	540,108	24	1,576,190
Revenues out of scope	998	(445)	46	—	10,500	—	11,099
Total external operating revenues	$87,447	$94,703	$32,068	$822,439	$550,608	$24	$1,587,289

Nine Months Ended September 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$99,106	$341,901	$—	$—	$—	$—	$441,007
Commercial utility sales	105,795	203,002	—	—	—	—	308,797
Industrial utility sales	30,878	20,387	—	—	—	—	51,265
Other utility sales	5,384	—	—	—	—	—	5,384
Natural gas transportation	—	35,715	85,160	—	—	—	120,875
Natural gas storage	—	—	10,606	—	—	—	10,606
Contracting services	—	—	—	791,964	—	—	791,964
Construction materials	—	—	—	1,332,997	—	—	1,332,997
Intrasegment eliminations	—	—	—	(394,126)	—	—	(394,126)
Inside specialty contracting	—	—	—	—	1,020,130	—	1,020,130
Outside specialty contracting	—	—	—	—	502,328	—	502,328
Other	31,827	7,913	10,760	—	168	10,152	60,820
Intersegment eliminations	(407)	(425)	(38,000)	(314)	(2,128)	(10,082)	(51,356)
Revenues from contracts with customers	272,583	608,493	68,526	1,730,521	1,520,498	70	4,200,691
Revenues out of scope	(5,329)	5,880	127	—	36,239	—	36,917
Total external operating revenues	$267,254	$614,373	$68,653	$1,730,521	$1,556,737	$70	$4,237,608

Index

Nine Months Ended September 30, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$93,389	$313,753	$—	$—	$—	$—	$407,142
Commercial utility sales	99,152	184,754	—	—	—	—	283,906
Industrial utility sales	26,867	18,633	—	—	—	—	45,500
Other utility sales	5,018	—	—	—	—	—	5,018
Natural gas transportation	—	33,307	82,980	—	—	—	116,287
Natural gas gathering	—	—	4,244	—	—	—	4,244
Natural gas storage	—	—	10,035	—	—	—	10,035
Contracting services	—	—	—	850,326	—	—	850,326
Construction materials	—	—	—	1,299,081	—	—	1,299,081
Intrasegment eliminations	—	—	—	(443,516)	—	—	(443,516)
Inside specialty contracting	—	—	—	—	1,049,975	—	1,049,975
Outside specialty contracting	—	—	—	—	478,047	—	478,047
Other	23,830	7,800	9,807	—	1,249	8,882	51,568
Intersegment eliminations	(586)	(555)	(36,820)	(262)	(3,674)	(8,952)	(50,849)
Revenues from contracts with customers	247,670	557,692	70,246	1,705,629	1,525,597	(70)	4,106,764
Revenues out of scope	2,123	4,949	135	—	33,620	—	40,827
Total external operating revenues	$249,793	$562,641	$70,381	$1,705,629	$1,559,217	$(70)	$4,147,591
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
The changes in contract assets and liabilities were as follows:

	September 30, 2021	December 31, 2020	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$185,086	$104,345	$80,741	Receivables, net
Contract liabilities - current	(153,408)	(158,603)	5,195	Accounts payable
Contract liabilities - noncurrent	(157)	(52)	(105)	Noncurrent liabilities - other
Net contract assets (liabilities)	$31,521	$(54,310)	$85,831
The Company recognized $7.1 million and $152.4 million in revenue for the three and nine months ended September 30, 2021, respectively, which was previously included in contract liabilities at December 31, 2020. The Company recognized $15.6 million and $137.3 million in revenue for the three and nine months ended September 30, 2020, respectively, which was previously included in contract liabilities at December 31, 2019.
The Company recognized a net increase in revenues of $19.2 million and $63.3 million for the three and nine months ended September 30, 2021, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $34.7 million and $58.8 million for the three and nine months ended September 30, 2020, respectively, from performance obligations satisfied in prior periods.

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
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient, which does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation and non-regulated contracts. The Company's firm transportation and firm storage contracts included in the remaining performance obligations have weighted average remaining durations of approximately four and one years, respectively.
At September 30, 2021, the Company's remaining performance obligations were $2.4 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.6 billion within the next 12 months or less; $300.0 million within the next 13 to 24 months; and $478.7 million in 25 months or more.
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
In 2021 and 2020, the construction materials and contracting segment's acquisitions included:
•Mt. Hood Rock, a construction aggregates business in Oregon, acquired in April 2021. At September 30, 2021, the purchase price allocation was preliminary and will be finalized within 12 months of the acquisition date.
•The assets of McMurry Ready-Mix Co., an aggregates and concrete supplier in Wyoming, acquired in December 2020. In the third quarter of 2021, the Company finalized the provisional accounting and recorded an immaterial measurement period adjustment.
•The assets of Oldcastle Infrastructure Spokane, a prestressed-concrete business in Washington, acquired in February 2020. As of December 31, 2020, the purchase price adjustments had been settled with no material adjustments to the provisional accounting.
In February 2020, the construction services segment acquired PerLectric, Inc., an electrical construction company in Virginia. As of March 31, 2021, the purchase price adjustments had been settled with no material adjustments to the provisional accounting.
In 2021, the total purchase price for acquisitions was $13.8 million, subject to certain adjustments, with cash acquired totaling $100,000. The purchase price includes consideration paid of $13.7 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2021 were as follows: $700,000 to current assets; $13.0 million to property, plant and equipment; $2.9 million to goodwill; $600,000 to other intangible assets; $200,000 to current liabilities; $100,000 to noncurrent liabilities - other and $3.2 million to deferred tax liabilities. The Company issued debt to finance the acquisitions.
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
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the three or nine months ended September 30, 2021 and 2020.

Index
Note 11 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $11.8 million and $36.6 million for the three and nine months ended September 30, 2021, respectively. The Company recognized revenue from operating leases of $10.7 million and $34.0 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the Company had $8.3 million of lease receivables with a majority due within 12 months.
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	2,900	(217)	228,686
Construction services	143,224	—	—	143,224
Total	$714,963	$2,900	$(217)	$717,646

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	6,483	—	223,717
Construction services	118,388	24,436	400	143,224
Total	$681,358	$30,919	$400	$712,677

	Balance at January 1, 2020	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2020
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	217,234	8,778	(9)	226,003
Construction services	118,388	24,436	400	143,224
Total	$681,358	$33,214	$391	$714,963
Other amortizable intangible assets were as follows:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Customer relationships	$29,423	$27,551	$28,836
Less accumulated amortization	9,705	5,958	6,887
	19,718	21,593	21,949
Noncompete agreements	3,991	3,941	3,941
Less accumulated amortization	2,710	2,176	2,309
	1,281	1,765	1,632
Other	11,957	12,853	12,927
Less accumulated amortization	10,715	9,835	11,012
	1,242	3,018	1,915
Total	$22,241	$26,376	$25,496
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2021 and 2020. For more information related to these business combinations, see Note 10.

Index
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2021, was $1.2 million and $3.9 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2020, was $2.1 million and $6.8 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2021, was:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Amortization expense	$1,220	$4,678	$4,329	$3,957	$2,060	$5,997
Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of September 30, 2021	*	September 30, 2021	September 30, 2020	December 31, 2020
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$98,211	$48,478	$42,481
Conservation programs	Up to 1 year		8,495	7,857	7,117
Cost recovery mechanisms	Up to 1 year		4,693	8,177	10,645
Other	Up to 1 year		21,736	14,613	8,284
			133,135	79,125	68,527
Noncurrent:
Pension and postretirement benefits	**		155,888	157,015	155,942
Plant costs/asset retirement obligations	Over plant lives		73,528	68,815	71,740
Plant retirement	-		48,544	57,499	65,919
Cost recovery mechanisms	Up to 10 years		43,955	14,281	16,245
Manufactured gas plant site remediation	-		26,000	25,964	26,429
Taxes recoverable from customers	Over plant lives		11,438	10,847	10,785
Natural gas costs recoverable through rate adjustments	Up to 3 years		6,084	24,677	21,539
Long-term debt refinancing costs	Up to 39 years		3,952	3,826	4,426
Other	Up to 18 years		9,856	6,840	6,356
			379,245	369,764	379,381
Total regulatory assets			$512,380	$448,889	$447,908
Regulatory liabilities:
Current:
Taxes refundable to customers	Up to 1 year		$3,867	$4,223	$3,557
Electric fuel and purchased power deferral	Up to 1 year		3,205	6,171	3,667
Natural gas costs refundable through rate adjustments	-		—	20,556	18,565
Other	Up to 1 year		9,419	8,887	5,661
			16,491	39,837	31,450
Noncurrent:
Taxes refundable to customers	Over plant lives		218,566	232,186	227,850
Plant removal and decommissioning costs	Over plant lives		172,683	173,367	167,171
Pension and postretirement benefits	**		16,915	17,991	16,989
Other	Up to 21 years		17,977	11,392	16,065
			426,141	434,936	428,075
Total regulatory liabilities			$442,632	$474,773	$459,525
Net regulatory position			$69,748	$(25,884)	$(11,617)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates charged to customers.
**    Recovered as expense is incurred or cash contributions are made.

Regulatory assets not earning a rate of return were approximately $318.2 million at September 30, 2021 and 2020, and $332.5 million at December 31, 2020; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant retirement and the estimated future cost of manufactured gas plant site remediation.

Index
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in order to maintain services for its customers. These extraordinary gas costs were recorded as regulatory assets as they are expected to be recovered from customers. Montana-Dakota and Great Plains have received approval for the recovery of purchased gas adjustments related to the cold-weather event in all jurisdictions impacted, including out-of-cycle purchased gas adjustment requests in most jurisdictions. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery of the balance of natural gas costs recoverable related to this period of time over three years rather than its normal one-year recovery period.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company accelerated the depreciation related to these facilities in property, plant and equipment and recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. The first unit ceased operations on March 31, 2021, and in the second quarter of 2021, the Company began amortizing plant retirement and closure costs related to this facility. Requests have been filed with the NDPSC and SDPUC to offset the savings associated with the cessation of operations of this unit with the amortization of the deferred regulatory assets. In the second quarter of 2021, the Company moved the costs being recovered for this facility from plant retirement to cost recovery mechanisms in the previous table. The remaining two units are expected to be retired in early 2022. The Company expects to recover the regulatory assets related to the plant retirements in future rates.
If, for any reason, the Company's regulated businesses cease to meet the criteria for application of regulatory accounting for all or part of their operations, the regulatory assets and liabilities relating to those portions ceasing to meet such criteria would be removed from the balance sheet and included in the statement of income or accumulated other comprehensive loss in the period in which the discontinuance of regulatory accounting occurs.
Note 14 - Fair value measurements
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $106.4 million, $95.7 million and $100.1 million, at September 30, 2021 and 2020, and December 31, 2020, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gains on these investments were $373,000 and $4.2 million for the three and nine months ended September 30, 2021, respectively. The net unrealized gains on these investments were $3.3 million and $8.7 million for the three and nine months ended September 30, 2020, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

September 30, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,597	$93	$11	$8,679
U.S. Treasury securities	2,681	—	28	2,653
Total	$11,278	$93	$39	$11,332

September 30, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,813	$213	$4	$10,022
U.S. Treasury securities	1,166	3	—	1,169
Total	$10,979	$216	$4	$11,191

Index

December 31, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,799	$156	$9	$9,946
U.S. Treasury securities	1,386	—	5	1,381
Total	$11,185	$156	$14	$11,327
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
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2021
	(In thousands)
Assets:
Money market funds	$—	$9,907	$—	$9,907
Insurance contracts*	—	106,371	—	106,371
Available-for-sale securities:
Mortgage-backed securities	—	8,679	—	8,679
U.S. Treasury securities	—	2,653	—	2,653
Total assets measured at fair value	$—	$127,610	$—	$127,610
*    The insurance contracts invest approximately 63 percent in fixed-income investments, 16 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 percent in common stock of small-cap companies, 5 percent in target date investments and 1 percent in cash equivalents.

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Carrying amount	$2,328,266	$2,270,290	$2,213,130
Fair value	$2,599,907	$2,593,743	$2,537,289
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2021. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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

Index
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2021	September 30, 2021	September 30, 2020	December 31, 2020
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to September 15, 2061	4.36%	$2,025,000	$1,900,000	$1,950,000
Commercial paper supported by revolving credit agreements	.35%	168,800	214,150	125,600
Credit agreements due on June 7, 2024	2.54%	94,300	91,000	95,900
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Term Loan Agreement due on September 3, 2032	2.00%	7,700	8,400	8,400
Other notes due on dates ranging from January 2, 2022 to January 1, 2061	.83%	3,198	28,284	4,034
Less unamortized debt issuance costs		5,709	6,526	5,803
Less discount		23	18	1
Total long-term debt		2,328,266	2,270,290	2,213,130
Less current maturities		1,548	1,558	1,555
Net long-term debt		$2,326,718	$2,268,732	$2,211,575
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at September 30, 2021, were as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In thousands)
Long-term debt maturities	$77	$148,021	$77,921	$324,521	$177,802	$1,605,656
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Interest, net*	$59,876	$63,086
Income taxes paid, net	$61,250	$43,448
*    AFUDC - borrowed was $1.6 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,120	$41,315	$54,356
Property, plant and equipment additions in accounts payable	$88,355	$33,240	$26,082
Accrual for holdback payment related to a business combination	$—	$5,000	$2,500
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
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2020 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$98,930	$87,447	$267,254	$249,793
Natural gas distribution	110,378	94,703	614,373	562,641
Pipeline	27,757	27,965	58,390	57,717
	237,065	210,115	940,017	870,151
Non-regulated operations:
Pipeline	3,211	4,103	10,263	12,664
Construction materials and contracting	831,189	822,439	1,730,521	1,705,629
Construction services	514,523	550,608	1,556,737	1,559,217
Other	25	24	70	(70)
	1,348,948	1,377,174	3,297,591	3,277,440
Total external operating revenues	$1,586,013	$1,587,289	$4,237,608	$4,147,591

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$136	$195	$407	$586
Natural gas distribution	142	185	425	555
Pipeline	3,845	3,543	37,530	36,583
	4,123	3,923	38,362	37,724
Non-regulated operations:
Pipeline	63	79	470	237
Construction materials and contracting	110	110	314	262
Construction services	289	425	2,128	3,674
Other	3,398	3,006	10,082	8,952
	3,860	3,620	12,994	13,125
Intersegment eliminations	(7,983)	(7,543)	(51,356)	(50,849)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$27,310	$21,159	$53,982	$48,827
Natural gas distribution	(14,249)	(18,393)	42,925	32,285
Pipeline	12,284	11,762	35,896	35,406
Construction materials and contracting	133,712	148,522	171,274	179,994
Construction services	30,120	40,507	108,172	102,185
Other	(8)	154	(226)	339
Total operating income	$189,169	$203,711	$412,023	$399,036

Net income (loss):
Regulated operations:
Electric	$20,564	$16,787	$41,618	$40,314
Natural gas distribution	(15,390)	(17,614)	20,081	13,795
Pipeline	10,225	7,812	27,508	23,882
	15,399	6,985	89,207	77,991
Non-regulated operations:
Pipeline	356	189	1,166	444
Construction materials and contracting	96,282	107,307	116,865	122,113
Construction services	23,130	29,789	81,839	74,544
Other	3,795	8,745	2,172	3,303
	123,563	146,030	202,042	200,404
Income from continuing operations	138,962	153,015	291,249	278,395
Income (loss) from discontinued operations, net of tax	314	63	348	(484)
Net income	$139,276	$153,078	$291,597	$277,911

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees. Components of net periodic benefit credit for the Company's pension and other postretirement benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit credit:
Service cost	$—	$—	$400	$383
Interest cost	2,455	3,023	466	609
Expected return on assets	(4,894)	(4,987)	(1,275)	(1,115)
Amortization of prior service credit	—	—	(349)	(349)
Amortization of net actuarial loss	2,004	1,793	6	71
Net periodic benefit credit, including amount capitalized	(435)	(171)	(752)	(401)
Less amount capitalized	—	—	46	39
Net periodic benefit credit	$(435)	$(171)	$(798)	$(440)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30,	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit credit:
Service cost	$—	$—	$1,200	$1,149
Interest cost	7,365	9,070	1,398	1,827
Expected return on assets	(14,682)	(14,962)	(3,825)	(3,764)
Amortization of prior service credit	—	—	(1,047)	(1,048)
Amortization of net actuarial loss	6,012	5,379	18	215
Net periodic benefit credit, including amount capitalized	(1,305)	(513)	(2,256)	(1,621)
Less amount capitalized	—	—	129	106
Net periodic benefit credit	$(1,305)	$(513)	$(2,385)	$(1,727)
The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $769,000 and $2.3 million for the three and nine months ended September 30, 2021, respectively. The Company's net periodic benefit cost for these plans for the three and nine months ended September 30, 2020, was $1.0 million and $2.9 million, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
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
IPUC
On January 12, 2021, Intermountain filed an application with the IPUC for a decrease in its depreciation and amortization rates of approximately $2.9 million annually or a decrease from a combined rate of 3.0 percent to 2.6 percent. On June 3, 2021, Intermountain filed a joint settlement agreement with the IPUC Staff reflecting a revised annual decrease of approximately $3.8 million or approximately 2.4 percent. On August 18, 2021, the settlement agreement was approved with rates retroactive to January 1, 2021.

Index
MNPUC
Great Plains defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually, Great Plains prepares a true-up pursuant to the purchased gas adjustment tariff. On August 30, 2021, the MNPUC issued an order to allow Great Plains recovery of an out-of-cycle cost of gas adjustment of $8.8 million over a period of 27 months. The order was effective September 1, 2021, and is subject to a prudence review by the MNPUC. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. The MNPUC prudence review is pending with an order to be issued on or before August 29, 2022.
NDPSC
On July 15, 2021, Montana-Dakota filed an annual update to its transmission cost adjustment rider with the NDPSC requesting to recover revenues of approximately $14.5 million, which includes a true-up of the prior period adjustment, resulting in a decrease of approximately $1.1 million from current rates. This filing includes approximately $5.1 million related to transmission capital projects. On September 22, 2021, the NDPSC approved the decrease with rates effective November 1, 2021.
SDPUC
On August 19, 2020, the SDPUC approved the use of deferred accounting by Montana-Dakota to track expenses and revenues related to the COVID-19 pandemic. Montana-Dakota has determined the deferred accounting order was not necessary as no costs were recorded as regulatory assets. The filing was withdrawn by Montana-Dakota on July 30, 2021.
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
WUTC
On June 1, 2021, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $2.1 million or approximately 0.8 percent. On October 15, 2021, Cascade filed an update reflecting a revised increase in annual revenue of approximately $1.7 million, or approximately 0.6 percent, which includes actual costs as of September 30, 2021. On October 28, 2021, the filing was approved with rates effective November 1, 2021.
On September 30, 2021, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.7 million annually or approximately 5.1 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as to recover 2021 wage increases. The WUTC has 11 months to render a final decision on the rate case. This matter is pending before the WUTC.
FERC
On September 1, 2021, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project for $13.4 million, which is effective January 1, 2022.
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
At September 30, 2021 and 2020, and December 31, 2020, the Company accrued liabilities which have not been discounted, including liabilities held for sale, of $34.7 million, $72.7 million and $41.5 million, respectively. At September 30, 2021 and 2020, and December 31, 2020, the Company also recorded corresponding insurance receivables of $11.7 million, $49.1 million and $17.5 million, respectively, and regulatory assets of $21.1 million, $20.9 million and $21.3 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect

Index
upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2021, the fixed maximum amounts guaranteed under these agreements aggregate $147.6 million. Certain of the guarantees also have no fixed maximum amounts specified. At September 30, 2021, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $900,000 in 2021; $39.3 million in 2022; $50.3 million in 2023; $46.6 million in 2024; $600,000 in 2025; $900,000 thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2021. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2021, the fixed maximum amounts guaranteed under these letters of credit aggregated $25.5 million. At September 30, 2021, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $21.2 million in 2021 and $4.3 million in 2022. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2021. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2021.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2021, approximately $897.2 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
At September 30, 2021, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $32.1 million.

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
The Company's two-platform business model, regulated energy delivery and construction materials and services, are each comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risks associated with each type of industry. The Company is authorized to conduct business in 46 states and during peak construction season has employed over 15,600 employees. The Company's organic investments are strong drivers of high-quality earnings and continue to be an important part of the Company's growth. Management believes the Company is well positioned in the industries and markets in which it operates.
The Company continues to effectively execute its strategy while managing the ongoing effects of the COVID-19 pandemic. In early 2020, the Company implemented its business continuity plans as well as a task force to monitor developments related to the pandemic allowing the Company to continue to provide safe and reliable services. Most of the Company's products and services are considered essential to our country and communities and, as a result, operations have generally continued throughout the pandemic and reopening of the economy.
In March 2020, the Company took measures to mitigate the risk of COVID-19 transmission by requiring employees that had the capacity to do so to work from home. The Company also enacted additional physical and cybersecurity measures to safeguard systems for remote work locations. As of July 2021, many of these employees returned to their office; however, some employees have transitioned to a permanent remote work environment.
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
Despite the current economic recovery, the situation surrounding COVID-19 remains fluid. This recovery could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise; the rate of vaccinations; vaccine mandates; labor constraints; the strength of the global supply chain; and the rate in which governments are re-opening businesses or, in certain jurisdictions, reversing re-opening decisions. Due to the uncertainty of the economic outlook resulting from the COVID-19 pandemic, the Company continues to monitor the situation closely. Although there have been logistical and other challenges as a result of COVID-19, there were no material adverse impacts on the Company's results of operations for the nine months ended September 30, 2021 or 2020. The Company will continue to adjust its business in response to the pandemic while positioning for potential opportunities to enhance its competitive position. For more information specific to each of the Company's business segments, see the following discussions in each business segment's Outlook section. For more information on the possible impacts, see Part II, Item 1A. Risk Factors in this Form 10-Q.

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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Electric	$20.6	$16.8	$41.6	$40.3
Natural gas distribution	(15.4)	(17.6)	20.1	13.8
Pipeline	10.6	8.0	28.7	24.3
Construction materials and contracting	96.3	107.3	116.9	122.1
Construction services	23.1	29.8	81.8	74.5
Other	3.8	8.7	2.2	3.4
Income from continuing operations	139.0	153.0	291.3	278.4
Income (loss) from discontinued operations, net of tax	.3	.1	.3	(.5)
Net income	$139.3	$153.1	$291.6	$277.9
Earnings per share - basic:
Income from continuing operations	$.68	$.76	$1.44	$1.39
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.68	$.76	$1.44	$1.39
Earnings per share - diluted:
Income from continuing operations	$.68	$.76	$1.44	$1.39
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.68	$.76	$1.44	$1.39
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 The Company's consolidated earnings decreased $13.8 million.
The Company's earnings were negatively impacted by lower asphalt product and contracting margins resulting from less available paving work in the public sector and higher asphalt oil and fuel costs at the construction materials and contracting business. The construction services business also experienced decreased gross margin largely attributable to changes in estimates on a construction contract, higher employee costs as a result of labor shortages and decreased natural disaster recovery work. In addition, unfavorable income tax adjustments related to the Company's consolidated annualized estimated tax rate included in Other negatively impacted the Company's earnings. Partially offsetting these decreases were higher retail sales volumes at the electric business, higher AFUDC associated with the North Bakken Expansion project at the pipeline business and approved rate relief in certain jurisdictions at the natural gas distribution business.

Index
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 The Company's consolidated earnings increased $13.7 million.
The Company's earnings were positively impacted by increased earnings across most of the Company's businesses. The construction services business was positively impacted by lower bad debt expense due to revised estimates on expected credit losses, as well as an increase in gross margin as a result of the diversification of workloads. The natural gas distribution business benefited from approved rate relief in certain jurisdictions and increased retail sales volumes. The pipeline business's earnings increased largely due to higher AFUDC associated with the North Bakken Expansion project and the electric business was favorably impacted by higher retail sales margins. Partially offsetting these increases were decreased earnings at the construction materials and contracting business, largely due to decreased gross margin related to asphalt products and contracting work.
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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment, as well as certain operational, environmental and system integrity regulations. To date, many states have enacted, and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable energy generation. Federal legislation for clean energy standards and GHG emissions has been considered and may be implemented in the near future. The current presidential administration has also made climate change a focus during 2021. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. These initiatives could result in increased costs to produce electricity and procure natural gas. To date, the impact of these initiatives on the Company is unknown. The Company will continue to monitor the progress of these initiatives and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In September 2019, the PHMSA issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The natural gas segment has implemented procedure changes for both the initial requirements and the additional requirements effective July 1, 2021. The natural gas segment is also subject to extensive regulation including certain operational compliance, permit terms and system integrity. The Company continues to actively evaluate cybersecurity processes and procedures, including changes in the industry's cybersecurity regulations, for opportunities to further strengthen its cybersecurity protections. Implementation of enhancements and additional requirements is ongoing.
State implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted a draft

Index
state implementation plan to federal land managers of the National Park Service, the United States Fish and Wildlife Service and the United States Forest Service for consultation from September 20, 2021 through November 19, 2021. North Dakota determined it is not reasonable to require controls during this planning period. The emissions modeling conducted for the combined western state agencies affected by the Regional Haze Rule was delayed and has subsequently delayed the NDDEQ state implementation plan process. Therefore, the NDDEQ's state implementation plan, which was due to the EPA by July 2021, is anticipated to be submitted to EPA early in 2022. Additionally, the Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future. The Company could be negatively impacted by the decisions of the other owners. In September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station with an anticipated exit from the plant by December 31, 2028. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and each company's employees, customers and communities served.
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
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. The Company's transmission settlement process with SPP helped offset the increased energy costs to electric customers during the cold-weather event. Further, in some jurisdictions the Company utilized natural gas in storage to lessen the impact of high natural gas costs. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in order to maintain services for its customers. These extraordinary natural gas costs were recorded as regulatory assets as they are expected to be recovered from customers. Montana-Dakota and Great Plains have received approval for the recovery of purchased gas adjustments related to the cold-weather event in all jurisdictions impacted, including out-of-cycle purchased gas adjustment requests in most jurisdictions. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
The electric and natural gas distribution segments are facing increased lead times on delivery of certain raw materials and equipment used in electric transmission and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing of electrical equipment as a result of the COVID-19 pandemic, including delays in shipping times and issuance of permits for large and heavy loads. The Company continues to monitor the material lead times and is working with manufacturers to proactively order such materials and working with additional suppliers to help mitigate the risk of any delays due to extended lead times.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$99.1	$87.6	13%	$267.7	$250.4	7%
Electric fuel and purchased power	19.5	15.5	26%	56.2	50.6	11%
Taxes, other than income	.2	.1	100%	.6	.5	20%
Adjusted gross margin	79.4	72.0	10%	210.9	199.3	6%
Operating expenses:
Operation and maintenance	31.2	30.7	2%	93.8	90.5	4%
Depreciation, depletion and amortization	17.0	15.8	8%	50.0	47.0	6%
Taxes, other than income	3.9	4.4	(11)%	13.1	13.0	1%
Total operating expenses	52.1	50.9	2%	156.9	150.5	4%
Operating income	27.3	21.1	29%	54.0	48.8	11%
Other income	1.2	1.2	—%	3.4	3.3	3%
Interest expense	6.6	6.4	3%	19.8	20.1	(1)%
Income before income taxes	21.9	15.9	38%	37.6	32.0	18%
Income tax (benefit) expense	1.3	(.9)	244%	(4.0)	(8.3)	52%
Net income	$20.6	$16.8	22%	$41.6	$40.3	3%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Retail sales (million kWh):
Residential	317.3	296.1	906.3	884.4
Commercial	393.0	356.7	1,101.9	1,056.2
Industrial	145.1	117.1	433.7	386.0
Other	23.8	21.3	65.1	62.1
	879.2	791.2	2,507.0	2,388.7
Average cost of electric fuel and purchased power per kWh	$.020	$.018	$.020	$.019
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the electric segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 Electric earnings increased $3.8 million as a result of:
Adjusted gross margin: Increase of $7.4 million, partially due to higher retail sales volumes of 11.1 percent across all customer classes, largely due to warmer weather and the impacts of the COVID-19 pandemic beginning to reverse and businesses reopening, and higher MISO revenues of $1.6 million. Also positively impacting adjusted gross margin was higher per unit average rates of $700,000, as well as higher revenues associated with transmission interconnect upgrades of $700,000. Higher transmission revenues of $900,000 were offset in operation and maintenance expense, as discussed later.
Operation and maintenance: Increase of $500,000, largely resulting from higher transmission expense of $900,000, offset in revenue, and higher maintenance outage costs at Big Stone Station of $600,000. Partially offsetting these increases were decreased payroll-related costs of $1.0 million, largely due to lower incentive accruals.
Depreciation, depletion and amortization: Increase of $1.2 million due in part to the amortization of plant retirement and closure costs of $800,000 recovered in operating revenues, as discussed in Note 13, and increased property, plant and equipment balances as a result of transmission projects placed in service.
Taxes, other than income: Decrease of $500,000, largely the result of decreased coal conversion taxes and property taxes in certain jurisdictions.
Other income: Comparable to the same period in the prior year.
Interest expense: Comparable to the same period in the prior year.
Income tax (benefit) expense: Increased expense of $2.2 million, largely due to higher income before income taxes, lower permanent tax adjustments and excess deferred tax amortization.

Index
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 Electric earnings increased $1.3 million as a result of:
Adjusted gross margin: Increase of $11.6 million driven by increased retail sales volumes of 5.0 percent across all customer classes, largely due to warmer weather and the impacts of the COVID-19 pandemic beginning to reverse and businesses reopening; increased transmission interconnect upgrades of $2.2 million; higher transmission revenues of $2.1 million; higher demand revenues of $1.1 million; and higher MISO revenue of $1.1 million.
Operation and maintenance: Increase of $3.3 million resulting from increased payroll-related costs of $900,000, largely stock-based compensation expense and health care costs; higher maintenance outage costs at Big Stone Station of $800,000; higher wind farm maintenance fees of $600,000; and other miscellaneous expenses.
Depreciation, depletion and amortization: Increase of $3.0 million, largely resulting from increased property, plant and equipment balances primarily related to transmission projects placed in service and the amortization of plant retirement and closure costs of $1.3 million recovered in operating revenues, as discussed in Note 13.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Comparable to the same period in the prior year.
Interest expense: Comparable to the same period in the prior year.
Income tax benefit: Decrease of $4.3 million, primarily lower production tax credits of $1.9 million related to the expiration of the 10-year credit-qualifying period on certain facilities and less wind generation; and higher income before income taxes.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$110.5	$94.9	16%	$614.8	$563.2	9%
Purchased natural gas sold	44.9	35.0	28%	318.0	290.3	10%
Taxes, other than income	3.8	3.8	—%	24.1	23.1	4%
Adjusted gross margin	61.8	56.1	10%	272.7	249.8	9%
Operating expenses:
Operation and maintenance	47.7	46.9	2%	145.0	135.9	7%
Depreciation, depletion and amortization	21.5	21.3	1%	64.2	63.1	2%
Taxes, other than income	6.8	6.3	8%	20.6	18.5	11%
Total operating expenses	76.0	74.5	2%	229.8	217.5	6%
Operating income (loss)	(14.2)	(18.4)	23%	42.9	32.3	33%
Other income	1.3	2.2	(41)%	5.4	6.6	(18)%
Interest expense	9.3	9.3	—%	27.6	27.5	—%
Income (loss) before income taxes	(22.2)	(25.5)	13%	20.7	11.4	82%
Income tax (benefit) expense	(6.8)	(7.9)	14%	.6	(2.4)	125%
Net income (loss)	$(15.4)	$(17.6)	13%	$20.1	$13.8	46%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Volumes (MMdk)
Retail sales:
Residential	4.5	4.4	42.3	41.8
Commercial	4.2	4.0	29.3	29.1
Industrial	.9	.9	3.5	3.4
	9.6	9.3	75.1	74.3
Transportation sales:
Commercial	.2	.3	1.3	1.4
Industrial	44.7	39.6	127.5	115.4
	44.9	39.9	128.8	116.8
Total throughput	54.5	49.2	203.9	191.1
Average cost of natural gas per dk	$4.72	$3.75	$4.24	$3.90

Index
Adjusted gross margin is a non-GAAP financial measure. For additional information and reconciliation of the non-GAAP adjusted gross margin attributable to the natural gas distribution segment, see the Non-GAAP Financial Measures section later in this Item.
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 Natural gas distribution's seasonal loss decreased $2.2 million as a result of:
Adjusted gross margin: Increase of $5.7 million, largely as a result of approved rate relief in certain jurisdictions of $2.5 million; higher per unit average rates of $1.0 million; higher retail sales volumes of approximately 2.0 percent across all customer classes; and increased transportation revenues of $600,000 due to higher volumes to electric generation customers.
Operation and maintenance: Increase of $800,000, primarily due to decreased credits for costs associated with the installation of meters partially from delaying meter replacements for safety measures implemented as a result of the COVID-19 pandemic of $800,000 and higher payroll-related costs of $500,000, largely health care costs and straight-time payroll offset in part by lower incentive accruals. Partially offsetting the increases was the absence of the write-off of an abandoned project during the third quarter of 2020.
Depreciation, depletion and amortization: Comparable to the same period in the prior year. Higher depreciation as a result of increased property, plant and equipment balances from growth and replacement projects placed in service was mostly offset by decreased depreciation rates in certain jurisdictions.
Taxes, other than income: Increase of $500,000 driven by higher property taxes in certain jurisdictions.
Other income: Decrease of $900,000 resulting from lower returns on certain of the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income tax benefit: Decrease of $1.1 million due to a decrease in the seasonal loss before income taxes and lower permanent tax adjustments.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 Natural gas distribution earnings increased $6.3 million as a result of:
Adjusted gross margin: Increase of $22.9 million, largely as a result of approved rate relief in certain jurisdictions of $11.5 million and increased retail sales volumes of approximately 1.0 percent across all customer classes, including the benefit of weather normalization and decoupling mechanisms in certain jurisdictions. Also positively impacting adjusted gross margin was increased transportation revenues of $2.2 million due to higher volumes to electric generation customers; increased per unit average rates of $1.1 million; increased basic services charges due to customer growth of $1.0 million; and higher non-regulated revenues.
Operation and maintenance: Increase of $9.1 million, primarily due to higher payroll-related costs of $5.9 million, largely stock-based compensation expense, straight-time payroll expenses and health care costs; decreased credits of $2.2 million for costs associated with the installation of meters partially from delaying meter replacements for safety measures implemented as a result of the COVID-19 pandemic; and higher expenses for new software of $1.2 million. Partially offsetting these increases was the absence of the write-off of an abandoned project during the third quarter of 2020.
Depreciation, depletion and amortization: Increase of $1.1 million, largely from increased property, plant and equipment balances from growth and replacement projects placed in service offset in part by decreased depreciation rates in certain jurisdictions of $3.0 million.
Taxes, other than income: Increase of $2.1 million due in part to higher property taxes in certain jurisdictions of $1.4 million and higher payroll taxes driven by increased payroll-related costs.
Other income: Decrease of $1.2 million driven largely by decreased interest income related to the recovery of purchased gas adjustment balances.
Interest expense: Comparable to the same period in the prior year.
Income tax (benefit) expense: Increased expense of $3.0 million, primarily due to higher income before income taxes and lower permanent tax adjustments.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to providing safe and reliable service while ensuring the health and safety of its employees, customers and the communities in which it operates. In 2020, the Company instituted certain measures to help protect its employees from exposure to COVID-19 and to curb potential spread of the virus in customer homes and facilities, including suspension of disconnects due to nonpayment of bills, and continues to adjust and reduce these measures in 2021. In April 2020, the Company waived late payment fees to help customers experiencing financial hardships. As of January 1, 2021, the Company reinstated disconnects and late payment fees to certain customer classes in seven of its eight states of operation. As of October 2021, the disconnect process for the remaining customers has resumed. As a consequence of the suspended disconnects and waived late fees, the Company's cash flows and collection of

Index
receivables have been affected but impacts have not been material. The Company experienced some impacts to its commercial and industrial electric and natural gas loads associated with reduced economic activity due to the COVID-19 pandemic and oil price impacts, as further discussed below, which has begun to transition back to historic levels. The Company filed requests for the use of deferred accounting for costs related to the COVID-19 pandemic in all of the jurisdictions in which it operates and has since withdrawn its applications in three of those jurisdictions. The Company has deferred an immaterial amount of costs related to the pandemic to date.
The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2020, these segments experienced retail customer growth of approximately 1.8 percent and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems. On July 1, 2021, the Company filed in North Dakota, and provided a courtesy copy to South Dakota, an integrated resource plan for the electric segment, which included the Company's plans for future resources to meet customer demand. This integrated resource plan was filed in Montana on September 15, 2021.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. During the third quarter of 2021, the Company experienced increased natural gas prices and expects this trend to continue through the remainder of the year due to the increase in demand outpacing the supply. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The Company ceased operations on March 31, 2021, of Unit 1 at Lewis & Clark Station in Sidney, Montana. The Company commenced decommissioning of Unit 1 at Lewis & Clark in July 2021. The retirement of Units 1 and 2 at Heskett Station near Mandan, North Dakota, is expected in early 2022. In addition, the Company intends to begin construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, in early 2022. Heskett Unit 4 production costs coupled with the MISO market purchases are expected to be about half the total cost of continuing to run the coal-fired electric generating units at Heskett and Lewis & Clark stations.
The Company continues to monitor legislation related to clean energy standards that may impact its segments. In Oregon, an executive order issued in March 2020 requires the state to reduce GHG emissions 45 percent below 1990 levels by 2035 and 80 percent below 1990 levels by 2050. State agencies impacted by the order will continue to work through the end of 2021 on the rule-making necessary for compliance. Until the rule-making is completed, compliance impacts to the Company remain uncertain. In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050, which may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets, and purchases of renewable natural gas. The Company has begun reviewing compliance options and expects the compliance costs for these legislated actions will be recovered through customer rates.
The labor contract at Montana-Dakota with the IBEW has been ratified and is effective through April 30, 2024.
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
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives on increased pipeline safety regulations and environmental matters such as the reduction of methane emissions could also impact the price and demand for natural gas. In

Index
February 2021, the FERC issued a revised notice of inquiry seeking new information and stakeholder perspectives regarding the certification of new interstate natural gas facilities. The FERC issued the original notice of inquiry seeking stakeholder perspectives on this topic in April 2018. The FERC also took a step toward reforming the way in which it analyzes GHG emissions for purposes of natural gas pipeline certificates by including a quantitative analysis of the GHG emissions associated with a pipeline replacement project. At this time, no accepted methodology for a GHG significance calculation has been established. The Company is monitoring the progress of these initiatives, which include a technical conference led by FERC Staff discussing methods natural gas companies may use to mitigate the effects of direct and indirect GHG emissions to be held on November 19, 2021. The Company continues to assess the potential impacts these initiatives may have on its business processes, current and future projects, results of operations and disclosures.
The pipeline segment is also subject to extensive regulation including certain operational compliance, permit terms and system integrity. The Company continues to actively evaluate cybersecurity processes and procedures, including changes in the industry's cybersecurity regulations, for opportunities to further strengthen its cybersecurity protections. Implementation of enhancements and additional requirements is ongoing. In September 2019, the PHMSA issued a rule for additional regulations to strengthen the safety of natural gas transmission and storage facilities and hazardous liquid pipelines. The segment has implemented procedure changes and physical modifications to existing facilities necessary for new requirements including those that became effective July 1, 2021. The segment reviews and secures existing permits and easements, as well as new permits and easements, as necessary to meet current demand and future growth opportunities on an ongoing basis. Groups opposing natural gas pipelines could also cause negative impacts on the segment with increased costs, potential delays to project completion, or cancellation of prospective projects.
In April 2020 and November 2020, the Company completed the sales of its regulated and non-regulated natural gas gathering assets, respectively. With the completion of these sales, the Company has exited the natural gas gathering business.
The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. Long lead times on materials could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. Current national supply chain challenges are not having significant impacts to procurement of raw materials; however, the Company is actively monitoring the situation and working with its manufacturers and suppliers to help mitigate the risk of delays.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$34.9	$35.7	(2)%	$106.7	$107.2	—%
Operating expenses:
Operation and maintenance	14.2	15.4	(8)%	45.5	45.4	—%
Depreciation, depletion and amortization	5.2	5.2	—%	15.5	16.5	(6)%
Taxes, other than income	3.2	3.3	(3)%	9.8	9.9	(1)%
Total operating expenses	22.6	23.9	(5)%	70.8	71.8	(1)%
Operating income	12.3	11.8	4%	35.9	35.4	1%
Other income	2.8	.2	NM	5.6	1.2	NM
Interest expense	1.7	1.9	(11)%	5.6	5.7	(2)%
Income before income taxes	13.4	10.1	33%	35.9	30.9	16%
Income tax expense	2.8	2.1	33%	7.2	6.6	9%
Net income	$10.6	$8.0	32%	$28.7	$24.3	18%
*NM - not meaningful

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Transportation volumes (MMdk)	122.0	108.9	351.5	316.2
Natural gas gathering volumes (MMdk)	—	2.0	—	7.4
Customer natural gas storage balance (MMdk):
Beginning of period	16.0	19.1	25.5	16.2
Net injections	12.8	14.0	3.3	16.9
End of period	28.8	33.1	28.8	33.1
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 Pipeline earnings increased $2.6 million as a result of:
Revenues: Decrease of $800,000 driven by decreased gathering revenues of $1.0 million due to the sales of the Company's natural gas gathering assets in 2020 and decreased storage-related revenues of $400,000. These decreases were partially offset by higher transportation revenues resulting from higher interruptible transportation volumes.
Operation and maintenance: Decrease of $1.2 million, primarily due to lower payroll-related costs of $800,000, largely the result of lower incentive accruals, lower materials and tools of $400,000 and lower non-regulated project costs. These decreases were partially offset by higher contract services.
Depreciation, depletion and amortization: Comparable to the same period in the prior year.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $2.6 million, primarily the result of higher AFUDC for the construction of the North Bakken Expansion project.
Interest expense: Comparable to the same period in the prior year. Higher AFUDC for the construction of the North Bakken Expansion project was mostly offset by higher debt balances.
Income tax expense: Increase of $700,000, largely resulting from higher income before income taxes.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 Pipeline earnings increased $4.4 million as a result of:
Revenues: Decrease of $500,000, primarily due to lower gathering revenues of $4.2 million due to the sales of the Company's natural gas gathering assets in 2020. Partially offsetting the decrease was higher storage-related revenues of $1.5 million, higher transportation revenues of $1.3 million resulting from higher interruptible transportation volumes and higher non-regulated project revenues.
Operation and maintenance: Comparable to the same period in the prior year.
Depreciation, depletion and amortization: Decrease of $1.0 million, largely resulting from the absence of natural gas gathering assets, as previously discussed, offset in part by higher property, plant and equipment balances related to organic growth projects.
Taxes, other than income: Comparable to the same period in the prior year.
Other income: Increase of $4.4 million, primarily the result of higher AFUDC for the construction of the North Bakken Expansion project.
Interest expense: Comparable to the same period in the prior year. Higher AFUDC for the construction of the North Bakken Expansion project was mostly offset by higher debt balances.
Income taxes: Increase of $600,000 due higher income before income taxes partially offset by an energy efficiency tax benefit.

Index
Outlook The Company continues to manage the impacts of the COVID-19 pandemic on its operations and is committed to providing safe, reliable and compliant service while ensuring the health and safety of its employees, customers and the communities in which it operates. Overall, the pipeline business has had some impacts due to COVID-19 and does not expect significant delays to its regulatory filings or projects due to the pandemic.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to the volumes of natural gas the Company transports through its system. Although low oil prices slowed 2020 drilling activities and led to the shut-in of certain wells, the recovery of oil prices has allowed producers to bring wells back online and support new drilling. Associated natural gas production in the Bakken has returned to near pre-pandemic levels and is expected to grow due to new oil wells and increasing gas to oil ratios.
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
In January 2019, the Company announced the North Bakken Expansion project, which includes construction of a new pipeline, compression and ancillary facilities to transport natural gas from core Bakken production areas near Tioga, North Dakota, to a new connection with Northern Border Pipeline in McKenzie County, North Dakota. Long-term take or pay customer contracts support the project at an amended design capacity of 250 MMcf per day, which can be readily expanded to meet forecasted natural gas growth levels and customer needs. In February 2020, the Company filed with the FERC its application for this project. In June 2021, the Company received a FERC order issuing a certificate of public convenience and necessity for the project and in July 2021, the FERC granted the Company a notice to proceed with construction. Construction began in July 2021 and is expected to be completed in early 2022 assuming favorable weather conditions.
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. Construction is expected to begin in early 2024, depending on regulatory approvals, with an anticipated completion date later in 2024. On September 22, 2021, the Company filed with the FERC a request to initiate the pre-filing review process and received FERC approval of the pre-filing request on September 27, 2021.
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
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its approximately 1.1 billion tons of aggregate reserves in all its markets, as well as take further advantage of being vertically integrated. The segment's vertical integration allows it to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks acquisition opportunities to replace the reserves. During 2020, the Company made strategic asset purchases that contributed approximately 115 million tons of aggregate reserves. In the first quarter of 2021, the Company received the necessary permitting to expand its operation capabilities at its Honey Creek quarry near Austin, Texas. Honey Creek contains an estimated 40-year supply of aggregates.
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

Index
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. In 2021, the markets the segment operates in have seen an increase in labor shortages, largely truck drivers, causing increased labor-related costs that are expected to continue the remainder of 2021. If labor costs continue to increase, it could negatively impact gross margin. The segment also continues to face increasing pressure to control costs. The increase in labor shortages also impacts the segments ability to recruit and train a skilled workforce to meet the needs of increasing demand and seasonal work.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$831.3	$822.5	1%	$1,730.8	$1,705.9	1%
Cost of sales:
Operation and maintenance	636.3	612.4	4%	1,376.5	1,351.2	2%
Depreciation, depletion and amortization	24.5	22.2	10%	71.1	63.0	13%
Taxes, other than income	13.9	13.6	2%	37.6	36.6	3%
Total cost of sales	674.7	648.2	4%	1,485.2	1,450.8	2%
Gross margin	156.6	174.3	(10)%	245.6	255.1	(4)%
Selling, general and administrative expense:
Operation and maintenance	20.9	23.7	(12)%	66.8	67.5	(1)%
Depreciation, depletion and amortization	1.0	1.3	(23)%	3.1	3.6	(14)%
Taxes, other than income	1.0	.8	25%	4.4	4.0	10%
Total selling, general and administrative expense	22.9	25.8	(11)%	74.3	75.1	(1)%
Operating income	133.7	148.5	(10)%	171.3	180.0	(5)%
Other income (expense)	(.3)	.3	(200)%	.8	1.0	(20)%
Interest expense	4.8	5.0	(4)%	14.4	15.9	(9)%
Income before income taxes	128.6	143.8	(11)%	157.7	165.1	(4)%
Income tax expense	32.3	36.5	(12)%	40.8	43.0	(5)%
Net income	$96.3	$107.3	(10)%	$116.9	$122.1	(4)%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Sales:
Aggregates (tons)	11,346	10,722	25,687	23,678
Asphalt (tons)	3,290	3,542	5,675	5,935
Ready-mixed concrete (cubic yards)	1,350	1,266	3,283	3,089
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 Construction materials and contracting's earnings decreased $11.0 million as a result of:
Revenues: Increase of $8.8 million, primarily the result of higher material revenues for aggregates and ready-mixed concrete due to strong demand, large projects in certain regions and a positive impact from recent acquisitions offset in part by lower demand for materials in Hawaii. These increases were partially offset by decreased asphalt product sales and $33.5 million lower contracting services revenue, largely resulting from less available highway paving work in the public sector in certain regions.
Gross margin: Decrease of $17.7 million, largely related to lower asphalt product and contracting margins resulting from higher realized material costs driven by an increase in asphalt oil and fuel costs, as well as decreased revenues, as previously discussed. Partially offsetting these decreases were higher realized materials margins for both aggregates and ready-mixed concrete.
Selling, general and administrative expense: Decrease of $2.9 million, largely due to lower payroll-related costs, primarily related to lower incentive accruals and benefit-related costs.
Other income (expense): Increased expense of $600,000, primarily due to lower returns on the Company's benefit plan investments.
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Decrease of $4.2 million, largely due to lower income before income taxes.

Index
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 Construction materials and contracting's earnings decreased $5.2 million as a result of:
Revenues: Increase of $24.9 million, driven by higher material revenues for aggregates and ready-mixed concrete due to strong demand, large projects and higher realized prices in certain regions. The increase was partially offset by decreased asphalt product sales and $58.4 million lower contracting services revenue. These decreases mainly resulted from less available highway paving work in the public sector in certain regions.
Gross margin: Decrease of $9.5 million, largely due to lower asphalt product and contracting margins driven by an increase in asphalt oil and fuel costs, as well as decreased revenues, as previously discussed. Partially offsetting these decreases were higher realized materials margins for both aggregates and ready-mixed concrete.
Selling, general and administrative expense: Decrease of $800,000, primarily due to the recovery of prior bad debt expense of $1.5 million and lower professional services. Partially offsetting the decrease were higher payroll-related costs of $1.8 million, largely stock-based compensation expense and health care costs.
Other income: Comparable to the same period in the prior year.
Interest expense: Decrease of $1.5 million, mainly due to lower average interest rates.
Income tax expense: Decrease of $2.2 million, largely due to lower income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. In 2021, the Company has continued to implement safety measures developed in 2020 for its employees that were not able to work from home and has experienced some inefficiencies and additional costs in relation to these measures, including delays in the ability to obtain permits from government agencies and, for the most part, has been able to continue business processes with minimal interruptions. The Company also continues to monitor job progress and service work and at this time has not experienced significant delays, cancellations or disruptions due to the pandemic. The American Rescue Plan Act approved by the United States Congress in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the current presidential administration and the United States Congress continue working toward an agreement on a comprehensive infrastructure proposal that, if adopted, could positively impact the segment. The Company continues to monitor the progress of these legislative items.
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
The construction materials and contracting segment's backlog at September 30, 2021, was $651.7 million, which is up 14 percent from backlog of $571.3 million at September 30, 2020. The segment has seen an increase in bidding opportunities in certain regions due to the strong economic conditions in those markets. The Company expects to complete a significant amount of the backlog at September 30, 2021, during the next 12 months.
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
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, as well as increasing duration and complexity of customer capital programs. In 2021, the markets the segment operates in have seen an increase in labor shortages which has caused increased labor-related costs while the segment continues to face increasing pressure to reduce costs and improve reliability. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase, possibly surpassing the supply of industry resources.
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$514.8	$551.0	(7)%	$1,558.9	$1,562.9	—%
Cost of sales:
Operation and maintenance	441.5	461.7	(4)%	1,310.7	1,309.0	—%
Depreciation, depletion and amortization	3.9	3.9	—%	11.8	11.8	—%
Taxes, other than income	14.2	17.2	(17)%	49.9	57.8	(14)%
Total cost of sales	459.6	482.8	(5)%	1,372.4	1,378.6	—%
Gross margin	55.2	68.2	(19)%	186.5	184.3	1%
Selling, general and administrative expense:
Operation and maintenance	23.0	24.9	(8)%	71.2	72.4	(2)%
Depreciation, depletion and amortization	1.0	1.8	(44)%	3.4	5.9	(42)%
Taxes, other than income	1.1	1.0	10%	3.7	3.8	(3)%
Total selling, general and administrative expense	25.1	27.7	(9)%	78.3	82.1	(5)%
Operating income	30.1	40.5	(26)%	108.2	102.2	6%
Other income	.9	.6	50%	2.6	1.3	100%
Interest expense	.9	1.0	(10)%	2.6	3.3	(21)%
Income before income taxes	30.1	40.1	(25)%	108.2	100.2	8%
Income tax expense	7.0	10.3	(32)%	26.4	25.7	3%
Net income	$23.1	$29.8	(22)%	$81.8	$74.5	10%
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 Construction services earnings decreased $6.7 million as a result of:
Revenues: Decrease of $36.2 million, primarily resulting from lower inside specialty contracting workloads of $34.3 million, or 9.7 percent less compared to the same period in the prior year, as a result of decreased customer demand for data center projects and decreased hospitality demand. Outside specialty contracting workloads were comparable to the prior year with decreased natural disaster recovery work offset in part by increased general utility work.
Gross margin: Decrease of $13.0 million, mainly resulting from lower outside specialty contracting margins due to a decrease of $7.2 million from changes in estimates on a construction contract, higher employee costs in certain regions associated with a shortage of available labor and decreased natural disaster recovery work during the quarter, partially offset by an increase in general utility work. These decreases were partially offset by an increase in margins related to the equipment sales and leasing of transmission line equipment the Company manufactures.
Selling, general and administrative expense: Decrease of $2.6 million, resulting from lower bad debt expense of $2.3 million, largely due to revised estimates on expected credit losses, and lower amortization expense of $700,000, offset in part by higher office-related costs.
Other income: Comparable to the same period in the prior year.
Interest expense: Comparable to the same period in the prior year.
Income tax expense: Decrease of $3.3 million, directly resulting from a decrease in income before income taxes.

Index
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 Construction services earnings increased $7.3 million as a result of:
Revenues: Decrease of $4.0 million, resulting from lower inside specialty contracting workloads of $26.9 million, or 2.6 percent less compared to the same period in the prior year, as a result of decreased demand for hospitality projects and data center demand. Outside specialty contracting workloads contributed 5.2 percent more compared to the same period in the prior year as a result of strong demand for utility projects. An increase in equipment sales and leasing of the transmission line equipment the Company manufactures also had a positive impact of $2.6 million in 2021.
Gross margin: Increase of $2.2 million, primarily due to the consistent volume of work across the business.
Selling, general and administrative expense: Decrease of $3.8 million due in part to lower bad debt expense of $6.0 million, largely due to revised estimates on expected credit losses, and lower amortization expense of $2.4 million, offset in part by higher payroll-related costs and office-related costs.
Other income: Increase of $1.3 million, largely related to increased earnings on investments.
Interest expense: Decrease of $700,000, driven by lower debt balances as a result of collections on customer accounts during the construction season.
Income taxes: Increase of $700,000, directly resulting from higher income before income taxes.
Outlook The Company continues to assess the impacts of the COVID-19 pandemic on its operations and is committed to the health and safety of its employees, customers and the communities in which it operates. In 2021, the Company has continued to implement safety measures developed in 2020 for its employees that were not able to work from home and has experienced some inefficiencies in relation to these measures but, for the most part, has been able to continue pre-pandemic business processes. The Company continues to monitor job progress and service work for delays, cancellations and disruptions due to the pandemic but expects minimal disruptions the remainder of 2021. Despite the challenges presented by the COVID-19 pandemic, the Company believes there are long-term growth opportunities and demand for construction services. The American Rescue Plan Act approved by the United States Congress in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the current presidential administration and the United States Congress continue working toward an agreement on a comprehensive infrastructure proposal that, if adopted, could positively impact the segment. The Company will continue to monitor the progress of these legislative items.
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
The construction services segment's backlog at September 30, was as follows:

	2021	2020
	(In millions)
Inside specialty contracting	$1,041	$1,074
Outside specialty contracting	232	211
	$1,273	$1,285
Backlog at September 30, 2021, was comparable to the backlog at September 30, 2020. The Company continues to be awarded new project opportunities across its diverse operations, particularly outside specialty contracting from increased utility demand. The Company continues to have strong inside specialty contracting backlog related to commercial industries and public projects. The Company expects to complete a significant amount of the backlog at September 30, 2021, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog.

Index
Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
	(In millions)
Operating revenues	$3.4	$3.1	10%	$10.1	$8.9	13%
Operating expenses:
Operation and maintenance	2.3	2.3	—%	6.9	6.7	3%
Depreciation, depletion and amortization	1.1	.6	83%	3.5	1.9	84%
Total operating expenses	3.4	2.9	17%	10.4	8.6	21%
Operating income (loss)	—	.2	NM	(.3)	.3	NM
Other income	—	.1	NM	.5	.4	25%
Interest expense	.1	.1	—%	.2	.7	(71)%
Income (loss) before income taxes	(.1)	.2	NM	—	—	—%
Income tax benefit	(3.9)	(8.5)	54%	(2.2)	(3.4)	35%
Net income	$3.8	$8.7	(57)%	$2.2	$3.4	(34)%
*NM - not meaningful

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 Other was impacted in the third quarter of 2021 by lower income tax adjustments related to the Company's consolidated annualized estimated tax rate and higher depreciation, depletion and amortization expense for software placed in service. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 During the first nine months of 2021, Other was impacted by higher depreciation, depletion and amortization expense for software placed in service and lower income tax adjustments related to the Company's consolidated annualized estimated tax rate. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Intersegment transactions:
Operating revenues	$8.0	$7.5	$51.4	$50.9
Operation and maintenance	4.2	4.0	14.0	14.4
Purchased natural gas sold	3.8	3.5	37.4	36.5
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At September 30, 2021, the Company had cash and cash equivalents of $57.3 million and available borrowing capacity of $694.7 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities.

Index
Cash flows

	Nine Months Ended
	September 30,
	2021	2020
	(In millions)
Net cash provided by (used in):
Operating activities	$365.8	$481.7
Investing activities	(432.6)	(461.8)
Financing activities	64.5	(20.3)
Decrease in cash and cash equivalents	(2.3)	(.4)
Cash and cash equivalents -- beginning of year	59.6	66.5
Cash and cash equivalents -- end of period	$57.3	$66.1
Operating activities

	Nine Months Ended
	September 30,
	2021	2020	Variance
Components of net cash provided by operating activities:	(In millions)
Income from continuing operations	$291.3	$278.4	$12.9
Depreciation, depletion and amortization	222.6	212.8	9.8
Deferred income taxes	30.4	16.4	14.0
Receivables	(104.4)	(100.1)	(4.3)
Inventories	(21.4)	(9.6)	(11.8)
Other current assets	(74.4)	1.3	(75.7)
Accounts payable	33.1	19.1	14.0
Other current liabilities	14.2	74.3	(60.1)
Other noncurrent changes	(25.5)	(10.2)	(15.3)
Net cash used in discontinued operations	(.1)	(.7)	.6
Net cash provided by operating activities	$365.8	$481.7	$(115.9)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The decrease in cash flows provided by operating activities in the previous table was largely driven by an increase in natural gas purchases, as discussed in Note 13, partially offset by the associated deferred taxes. Also contributing to the decrease was higher working capital requirements at the construction services business, primarily the deferral of payroll taxes as a result of the COVID-19 pandemic during 2020; decreases in contract retention balances; increased accounts payable due to fluctuations in job activity; and increased inventory balances related to sales and leased equipment. The construction materials and contracting business also experienced an increase in aggregate inventory balances as a result of aggregate production at the businesses acquired and a higher average cost per ton. Partially offsetting the net decrease in cash flows provided by operating activities was increased tax deferrals at the pipeline business, primarily resulting from higher capital expenditures on organic growth projects during 2021 offset in part by the sale of the business's gathering assets in 2020, and higher earnings at most of the businesses during the first nine months of 2021.
Investing activities

	Nine Months Ended
	September 30,
	2021	2020	Variance
Components of net cash used in investing activities:	(In millions)
Capital expenditures	$(428.1)	$(413.8)	$(14.3)
Acquisitions, net of cash acquired	(13.7)	(71.5)	57.8
Net proceeds from sale or disposition of property and other	13.0	23.5	(10.5)
Investments	(3.8)	—	(3.8)
Net cash used in investing activities	$(432.6)	$(461.8)	$29.2
The decrease in cash used in investing activities in the previous table was primarily due to lower cash used in acquisition activity in 2021 compared to 2020 at the construction services and construction materials and contracting businesses. Partially offsetting the decrease in cash used in investing activities were increased capital expenditures in 2021 at the pipeline business, largely related to the North Bakken Expansion project, and construction materials and contracting business, partially offset by lower capital expenditures at the electric and natural gas distribution businesses related to reduced electric transmission and distribution projects and reduced natural gas meters and mains. The pipeline business also experienced lower proceeds from asset sales as a result of the sale of its natural gathering assets during 2020.

Index
Financing activities

	Nine Months Ended
	September 30,
	2021	2020	Variance
Components of net cash provided by (used in) financing activities:	(In millions)
Issuance of short-term borrowings	$50.0	$75.0	$(25.0)
Repayment of short-term borrowings	(50.0)	—	(50.0)
Issuance of long-term debt	178.5	100.2	78.3
Repayment of long-term debt	(63.8)	(73.7)	9.9
Proceeds from issuance of common stock	88.8	3.4	85.4
Dividends paid	(128.1)	(124.8)	(3.3)
Repurchase of common stock	(6.7)	—	(6.7)
Tax withholding on stock-based compensation	(4.2)	(.4)	(3.8)
Net cash provided by (used in) financing activities	$64.5	$(20.3)	$84.8
The increase in cash provided by financing activities in the previous table was largely the result of increased net proceeds of $85.4 million from the issuance of common stock under the Company's "at-the-market" offering during 2021, as discussed in Note 7. In 2021, the construction materials and contracting business experienced increased long-term borrowings for acquisitions and the pipeline, electric and natural gas distribution businesses experienced increased long-term borrowings for capital expenditures. Partially offsetting the increase in cash provided by financing activities were decreased short-term borrowings during 2021 at the natural gas distribution business. Montana-Dakota issued and repaid $50 million in short term borrowings during the first quarter of 2021. The issuance was related to financing the higher natural gas purchases, as previously discussed, and the repayment was related to short-term borrowings completed during 2020.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2020 Annual Report. For more information, see Note 18 and Part II, Item 7 in the 2020 Annual Report.
Capital expenditures
Capital expenditures for the first nine months of 2021 were $507.9 million, which includes a completed business combination at the construction materials and contracting business. Capital expenditures for the first nine months of 2020 were $473.7 million, which includes the completed business combinations at the construction materials and contracting and construction services businesses. Capital expenditures allocated to the Company's business segments are estimated to be approximately $774.5 million for 2021. Capital expenditures have been updated from what was previously reported in the 2020 Annual Report to accommodate project timeline, scope changes made throughout 2021 and permitting delays. The Company will continue to monitor capital expenditures for project delays and changes in economic viability related to COVID-19.
The Company has included in the estimated capital expenditures for 2021 the completed business combination of a construction aggregates business and the North Bakken Expansion project, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, including certain costs for additional electric generating capacity; environmental upgrades; and other growth opportunities.
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
Capital resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2021. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2020 Annual Report.

Index
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at September 30, 2021:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$29.8	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$49.6	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$44.7	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$139.0	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At September 30, 2021, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At September 30, 2021, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 58 percent, 56 percent and 58 percent at September 30, 2021 and 2020, and December 31, 2020, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.

The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of September 30, 2021, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Shares issued	1.0	—	2.8	—
Net proceeds *	$34.2	$—	$88.8	$—
Issuance costs	$.5	$—	$1.2	$—
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

Index
On September 15, 2021, Montana-Dakota entered into a $125.0 million note purchase agreement with maturity dates ranging from September 15, 2051 to September 15, 2061, at a weighted average interest rate of 3.23 percent. On September 15, 2021, Montana-Dakota issued $75.0 million in senior notes under the note purchase agreement with the remaining $50.0 million scheduled to be issued on December 15, 2021. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Off balance sheet arrangements
At September 30, 2021, the Company had no material off balance sheet arrangements.
Contractual obligations and commercial commitments
There were no material changes in the Company's contractual obligations relating to estimated interest payments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2021 from those reported in the 2020 Annual Report.
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; royalties; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitments under these contracts as of September 30, 2021, were:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Purchase commitments	$594.4	$373.9	$200.3	$786.3	$1,954.9
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

Index
The following information reconciles operating income to adjusted gross margin for the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Operating income	$27.3	$21.1	$54.0	$48.8
Adjustments:
Operating expenses:
Operation and maintenance	31.2	30.7	93.8	90.5
Depreciation, depletion and amortization	17.0	15.8	50.0	47.0
Taxes, other than income	3.9	4.4	13.1	13.0
Total adjustments	52.1	50.9	156.9	150.5
Adjusted gross margin	$79.4	$72.0	$210.9	$199.3
The following information reconciles operating income to adjusted gross margin for the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Operating income (loss)	$(14.2)	$(18.4)	$42.9	$32.3
Adjustments:
Operating expenses:
Operation and maintenance	47.7	46.9	145.0	135.9
Depreciation, depletion and amortization	21.5	21.3	64.2	63.1
Taxes, other than income	6.8	6.3	20.6	18.5
Total adjustments	76.0	74.5	229.8	217.5
Adjusted gross margin	$61.8	$56.1	$272.7	$249.8
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
At September 30, 2021, the Company had no outstanding interest rate hedges.
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

Index
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2020 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2020 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2021, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2020 Annual Report other than as set forth below.
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
The Company, through the ordinary course of business, requires access to sensitive customer, supplier, employee and Company data. While the Company has implemented extensive security measures, including limiting the amount of sensitive information retained, a breach of its systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on the Company's financial results. Third-party service providers that perform critical business functions for the Company or have access to sensitive information within the Company also may be vulnerable to security breaches and information technology risks that could adversely affect the Company.
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
The Company’s businesses have generally been deemed essential service providers and have experienced some inefficiencies and interruptions on its businesses from the pandemic. The Company could be materially affected if its services were deemed no longer essential or if conditions worsen and new restrictions are imposed by national, state or local governmental authorities.
The Company's operations have experienced minor disruptions due to shortages of employees or third-party contractors and altered work operations. Government and customer vaccine mandates could leave the Company with a shortage of vaccinated employees or reduce workforce capacity to bid on new projects, which may further exacerbate the already tight labor markets for skilled employees or cause additional wage inflation. The Company could also be impacted by additional costs and lost productivity associated with COVID-19 testing and tracking of employee vaccination records. If a significant percentage of the Company's workforce are unable to work because of illness, quarantine, vaccination requirements or government restrictions in connection with the COVID-19 pandemic, the Company's operations may be negatively impacted, potentially adversely affecting its business, operations, revenues, liquidity and cash flows.
In response to the COVID-19 pandemic, the Company implemented a remote work environment for a portion of the Company's workforce. As of July 2021, many of these employees returned to their office; however, some employees have transitioned to a permanent remote work environment. The increase in remote work and longevity of the pandemic may create increased vulnerability to cybersecurity incidents affecting the Company’s ability to maintain secure operations, communications and productivity. To date, the Company has not experienced any significant delays or information technology disruptions as a result of the COVID-19 pandemic.
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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2021	—	—	—	—
August 1 through August 31, 2021	—	—	—	—
September 1 through September 30, 2021	—	—	—	—
Total	—	—	—	—
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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
+10(c)	MDU Resources Group, Inc. Deferred Compensation Plan Adoption Agreement, as amended August 12, 2021	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+    Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	November 4, 2021	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller