Form 10-Q
period 2022-03-31
MDU RESOURCES GROUP INC
filed 2022-05-05
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2022: 203,350,740 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2021 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2021
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IRS	Internal Revenue Service
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration

Index

Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)

Index
Introduction
The Company is a regulated energy delivery and construction materials and services business. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.
Montana-Dakota was incorporated under the state laws of Delaware in 1924. The Company was incorporated under the state laws of Delaware in 2018 upon the completion of an internal holding company reorganization, which resulted in Montana-Dakota becoming a subsidiary of the Company.
The Company's mission is to deliver superior value to stakeholders by providing essential infrastructure and services to America. The Company's strategy is to deliver superior value with a two-platform model of regulated energy delivery and construction materials and services, while pursuing organic growth opportunities and strategic acquisitions of well-managed companies and properties. Each of the Company's platforms are comprised of different operating segments. Most of these segments experience seasonality related to the industries in which they operate. The two-platform approach helps balance this seasonality and the risks associated with each type of industry. Through its regulated energy delivery platform, the Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services. These businesses are regulated by state public service commissions and/or the FERC. The construction materials and services platform provides construction services to a variety of industries, including commercial, industrial and utility customers, and provides construction materials through aggregate mining and marketing of related products, such as ready-mix concrete, asphalt and asphalt oil.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$553,456	$442,381
Non-regulated pipeline, construction materials and contracting, construction services and other	863,103	785,557
Total operating revenues	1,416,559	1,227,938
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	97,665	94,333
Non-regulated pipeline, construction materials and contracting, construction services and other	810,232	717,326
Total operation and maintenance	907,897	811,659
Purchased natural gas sold	267,353	176,237
Depreciation, depletion and amortization	80,121	73,723
Taxes, other than income	67,484	62,534
Electric fuel and purchased power	26,361	18,621
Total operating expenses	1,349,216	1,142,774
Operating income	67,343	85,164
Other income (expense)	(2,400)	3,354
Interest expense	25,260	23,453
Income before income taxes	39,683	65,065
Income taxes	7,950	12,949
Income from continuing operations	31,733	52,116
Income from discontinued operations, net of tax	30	15
Net income	$31,763	$52,131
Earnings per share - basic:
Income from continuing operations	$.16	$.26
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.16	$.26
Earnings per share - diluted:
Income from continuing operations	$.16	$.26
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.16	$.26
Weighted average common shares outstanding - basic	203,351	200,708
Weighted average common shares outstanding - diluted	203,391	200,952
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net income	$31,763	$52,131
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $37 for the three months ended in 2022 and 2021, respectively	112	111
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $164 and $151 for the three months ended in 2022 and 2021, respectively	445	466
Net unrealized loss on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(85) and $(12) for the three months ended in 2022 and 2021, respectively	(320)	(44)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $8 and $9 for the three months ended in 2022 and 2021, respectively	32	35
Net unrealized loss on available-for-sale investments	(288)	(9)
Other comprehensive income	269	568
Comprehensive income attributable to common stockholders	$32,032	$52,699
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2022	March 31, 2021	December 31, 2021
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$64,904	$55,094	$54,161
Receivables, net	948,024	784,582	946,741
Inventories	380,316	316,737	335,609
Current regulatory assets	89,078	98,452	118,691
Prepayments and other current assets	89,586	68,409	95,741
Total current assets	1,571,908	1,323,274	1,550,943
Noncurrent assets:
Property, plant and equipment	8,958,600	8,288,879	8,972,849
Less accumulated depreciation, depletion and amortization	3,158,091	3,096,371	3,216,461
Net property, plant and equipment	5,800,509	5,192,508	5,756,388
Goodwill	763,262	714,963	765,386
Other intangible assets, net	21,389	23,961	22,578
Regulatory assets	359,228	379,917	357,851
Investments	174,555	167,741	175,476
Operating lease right-of-use assets	119,845	116,663	124,138
Other	160,019	150,248	157,675
Total noncurrent assets	7,398,807	6,746,001	7,359,492
Total assets	$8,970,715	$8,069,275	$8,910,435
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$99,958	$50,000	$—
Long-term debt due within one year	147,953	1,552	148,053
Accounts payable	449,746	379,348	478,933
Taxes payable	90,572	88,711	80,372
Dividends payable	44,229	42,740	44,229
Accrued compensation	64,796	69,612	81,904
Operating lease liabilities due within one year	34,618	32,562	35,368
Regulatory liabilities due within one year	31,186	34,266	16,303
Other accrued liabilities	203,670	201,246	207,078
Total current liabilities	1,166,728	900,037	1,092,240
Noncurrent liabilities:
Long-term debt	2,599,810	2,251,722	2,593,847
Deferred income taxes	587,940	528,551	591,962
Asset retirement obligations	463,080	445,170	458,061
Regulatory liabilities	433,628	429,060	428,790
Operating lease liabilities	85,874	84,494	89,253
Other	272,937	329,935	273,408
Total noncurrent liabilities	4,443,269	4,068,932	4,435,321
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,889,661 at March 31, 2022, 201,733,458 at March 31, 2021 and 203,889,661 at December 31, 2021	203,889	201,733	203,889
Other paid-in capital	1,451,464	1,382,158	1,461,205
Retained earnings	1,749,726	1,567,551	1,762,410
Accumulated other comprehensive loss	(40,735)	(47,510)	(41,004)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,360,718	3,100,306	3,382,874
Total liabilities and stockholders' equity	$8,970,715	$8,069,275	$8,910,435
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	203,889,661	$203,889	$1,461,205	$1,762,410	$(41,004)	(538,921)	$(3,626)	$3,382,874
Net income	—	—	—	31,763	—	—	—	31,763
Other comprehensive income	—	—	—	—	269	—	—	269
Dividends declared on common stock	—	—	—	(44,447)	—	—	—	(44,447)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	—	—	(127)	—	—	—	—	(127)
At March 31, 2022	203,889,661	$203,889	$1,451,464	$1,749,726	$(40,735)	(538,921)	$(3,626)	$3,360,718

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2020	201,061,198	$201,061	$1,371,385	$1,558,363	$(48,078)	(538,921)	$(3,626)	$3,079,105
Net income	—	—	—	52,131	—	—	—	52,131
Other comprehensive income	—	—	—	—	568	—	—	568
Dividends declared on common stock	—	—	—	(42,943)	—	—	—	(42,943)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Repurchase of common stock	—	—	—	—	—	(392,294)	(6,701)	(6,701)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(10,828)	—	—	392,294	6,701	(4,127)
Issuance of common stock	672,260	672	19,027	—	—	—	—	19,699
At March 31, 2021	201,733,458	$201,733	$1,382,158	$1,567,551	$(47,510)	(538,921)	$(3,626)	$3,100,306
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Operating activities:
Net income	$31,763	$52,131
Income from discontinued operations, net of tax	30	15
Income from continuing operations	31,733	52,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	80,121	73,723
Deferred income taxes	(6,466)	9,843
Provision for credit losses	1,735	(317)
Amortization of debt issuance costs	341	332
Employee stock-based compensation costs	2,689	2,574
Pension & postretirement benefit plan net periodic benefit credit	(1,491)	(1,226)
Unrealized losses on investments	5,147	529
Gains on sales of assets	(3,136)	(2,919)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(5,723)	89,724
Inventories	(44,080)	(25,613)
Other current assets	34,491	(46,837)
Accounts payable	2,980	(41,965)
Other current liabilities	13,086	(13,977)
Pension & postretirement benefit plan contributions	(149)	(119)
Other noncurrent changes	1,139	(223)
Net cash provided by continuing operations	112,417	95,645
Net cash used in discontinued operations	(7)	(25)
Net cash provided by operating activities	112,410	95,620
Investing activities:
Capital expenditures	(150,288)	(111,091)
Acquisitions, net of cash acquired	(524)	(1,023)
Net proceeds from sale or disposition of property and other	4,586	9,035
Investments	(4,442)	(3,248)
Net cash used in investing activities	(150,668)	(106,327)
Financing activities:
Issuance of short-term borrowings	100,000	50,000
Repayment of short-term borrowings	—	(50,000)
Issuance of long-term debt	150,000	93,298
Repayment of long-term debt	(143,622)	(53,301)
Debt issuance costs	(718)	(3)
Net proceeds from issuance of common stock	(127)	19,699
Dividends paid	(44,229)	(42,611)
Repurchase of common stock	(7,399)	(6,701)
Tax withholding on stock-based compensation	(4,904)	(4,127)
Net cash provided by financing activities	49,001	6,254
Increase (decrease) in cash and cash equivalents	10,743	(4,453)
Cash and cash equivalents -- beginning of year	54,161	59,547
Cash and cash equivalents -- end of period	$64,904	$55,094
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2022 and 2021
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2021 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
The assets and liabilities of the Company's discontinued operations have been classified as held for sale and are included in prepayments and other current assets, noncurrent assets - other and other accrued liabilities on the Consolidated Balance Sheets. The results and supporting activities are shown in income from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
In the fourth quarter of 2021, the Company made changes to the presentation of the Consolidated Statements of Cash Flows to provide further clarity on the sources and uses of net cash provided by operating activities and net cash provided by (used in) financing activities. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact total net cash provided by operating activities or net cash provided by financing activities for the three months ended March 31, 2021.
Management has also evaluated the impact of events occurring after March 31, 2022, up to the date of the issuance of these consolidated interim financial statements on May 5, 2022, that would require recognition or disclosure in the Consolidated Financial Statements.
Note 2 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its Consolidated Financial Statements and/or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
ASU 2021-10 - Government Assistance	In November 2021, the FASB issued guidance on modifying the disclosure requirements to increase the transparency of government assistance including disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements.	January 1, 2022	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2022.
ASU 2020-04 - Reference Rate Reform	In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Beginning January 1, 2022, LIBOR or other discontinued reference rates cannot be applied to new contracts. New contracts will incorporate a new reference rate, which includes SOFR. LIBOR or other discontinued reference rates cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. Existing contracts referencing LIBOR or other reference rates expected to be discontinued must identify a replacement rate by June 30, 2023.	Effective as of March 12, 2020 and will continue through December 31, 2022	The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
Note 3 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Index
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $50.7 million, $33.9 million and $44.8 million at March 31, 2022 and 2021, and December 31, 2021, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2021	$269	$1,506	$2	$5,406	$2,533	$9,716
Current expected credit loss provision	565	1,369	—	(253)	54	1,735
Less write-offs charged against the allowance	597	932	—	27	71	1,627
Credit loss recoveries collected	124	180	—	—	28	332
At March 31, 2022	$361	$2,123	$2	$5,126	$2,544	$10,156

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision	538	1,273	—	(1,049)	(1,079)	(317)
Less write-offs charged against the allowance	888	1,107	—	273	401	2,669
Credit loss recoveries collected	129	213	—	—	—	342
At March 31, 2021	$678	$2,950	$2	$4,842	$4,242	$12,714
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

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Aggregates held for resale	$195,489	$180,450	$184,363
Asphalt oil	93,816	59,853	57,002
Materials and supplies	35,967	26,481	30,629
Merchandise for resale	33,393	24,319	28,501
Natural gas in storage (current)	10,801	8,113	18,867
Other	10,850	17,521	16,247
Total	$380,316	$316,737	$335,609
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.5 million at March 31, 2022 and 2021, and December 31, 2021.

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

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,351	200,708
Effect of dilutive performance share awards and restricted stock units	40	244
Weighted average common shares outstanding - diluted	203,391	200,952
Shares excluded from the calculation of diluted earnings per share	—	—
Dividends declared per common share	$.2175	$.2125
Note 7 - Equity
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of March 31, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Shares issued	—	.7
Net proceeds *	$(.1)	$19.7	**
*    Net proceeds include issuance costs of $127,000 and $300,000 for the three months ended March 31, 2022 and 2021, respectively
**    Net proceeds were used for capital expenditures.

Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(538)	$(40,461)	$(5)	$(41,004)
Other comprehensive loss before reclassifications	—	—	(320)	(320)
Amounts reclassified from accumulated other comprehensive loss	112	445	32	589
Net current-period other comprehensive income (loss)	112	445	(288)	269
At March 31, 2022	$(426)	$(40,016)	$(293)	$(40,735)

Index

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive loss before reclassifications	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss	111	466	35	612
Net current-period other comprehensive income (loss)	111	466	(9)	568
At March 31, 2021	$(873)	$(46,741)	$104	$(47,510)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2022	2021
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(148)	Interest expense
	36	37	Income taxes
	(112)	(111)
Amortization of postretirement liability losses included in net periodic benefit credit	(609)	(617)	Other income
	164	151	Income taxes
	(445)	(466)
Reclassification adjustment on available-for-sale investments included in net income	(40)	(44)	Other income
	8	9	Income taxes
	(32)	(35)
Total reclassifications	$(589)	$(612)

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

Three Months Ended March 31, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$37,304	$258,816	$—	$—	$—	$—	$296,120
Commercial utility sales	35,600	163,609	—	—	—	—	199,209
Industrial utility sales	10,306	13,024	—	—	—	—	23,330
Other utility sales	1,750	—	—	—	—	—	1,750
Natural gas transportation	—	12,381	31,574	—	—	—	43,955
Natural gas storage	—	—	3,719	—	—	—	3,719
Contracting services	—	—	—	114,267	—	—	114,267
Construction materials	—	—	—	241,732	—	—	241,732
Intrasegment eliminations	—	—	—	(46,033)	—	—	(46,033)
Electrical & mechanical specialty contracting	—	—	—	—	392,808	—	392,808
Transmission & distribution specialty contracting	—	—	—	—	148,466	—	148,466
Other	12,753	2,609	1,709	—	48	4,341	21,460
Intersegment eliminations	(124)	(136)	(25,940)	(130)	(1,059)	(4,341)	(31,730)
Revenues from contracts with customers	97,589	450,303	11,062	309,836	540,263	—	1,409,053
Revenues out of scope	(3,995)	115	58	—	11,328	—	7,506
Total external operating revenues	$93,594	$450,418	$11,120	$309,836	$551,591	$—	$1,416,559

Three Months Ended March 31, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$33,436	$203,137	$—	$—	$—	$—	$236,573
Commercial utility sales	32,928	120,052	—	—	—	—	152,980
Industrial utility sales	10,029	8,812	—	—	—	—	18,841
Other utility sales	1,566	—	—	—	—	—	1,566
Natural gas transportation	—	12,452	29,417	—	—	—	41,869
Natural gas storage	—	—	4,029	—	—	—	4,029
Contracting services	—	—	—	96,025	—	—	96,025
Construction materials	—	—	—	216,412	—	—	216,412
Intrasegment eliminations	—	—	—	(46,716)	—	—	(46,716)
Electrical & mechanical specialty contracting	—	—	—	—	355,190	—	355,190
Transmission & distribution specialty contracting	—	—	—	—	151,363	—	151,363
Other	9,773	3,009	2,660	—	36	3,341	18,819
Intersegment eliminations	(136)	(142)	(26,229)	(62)	(1,042)	(3,324)	(30,935)
Revenues from contracts with customers	87,596	347,320	9,877	265,659	505,547	17	1,216,016
Revenues out of scope	(2,923)	2,886	36	—	11,923	—	11,922
Total external operating revenues	$84,673	$350,206	$9,913	$265,659	$517,470	$17	$1,227,938

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
The changes in contract assets and liabilities were as follows:

	March 31, 2022	December 31, 2021	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$164,622	$125,742	$38,880	Receivables, net
Contract liabilities - current	(154,136)	(179,140)	25,004	Accounts payable
Contract liabilities - noncurrent	(40)	(118)	78	Noncurrent liabilities - other
Net contract assets (liabilities)	$10,446	$(53,516)	$63,962
The Company recognized $121.8 million in revenue for the three months ended March 31, 2022, which was previously included in contract liabilities at December 31, 2021. The Company recognized $123.4 million in revenue for the three months ended March 31, 2021, which was previously included in contract liabilities at December 31, 2020.
The Company recognized a net increase in revenues of $23.5 million and $34.3 million for the three months ended March 31, 2022 and 2021, respectively, from performance obligations satisfied in prior periods.
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
The remaining performance obligations at the pipeline segment include firm transportation contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient, which does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation and non-regulated contracts. The Company's firm transportation contracts included in the remaining performance obligations have weighted average remaining durations of approximately five years.
At March 31, 2022, the Company's remaining performance obligations were $3.1 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.4 billion within the next 12 months or less; $311.1 million within the next 13 to 24 months; and $407.2 million in 25 months or more.
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
The Company had no acquisitions during the first quarter of 2022.

Index
In 2021, the construction materials and contracting segment's acquisitions included:
•Baker Rock Resources and Oregon Mainline Paving, two premier construction materials companies located around the Portland, Oregon metro area, acquired in November 2021. At March 31, 2022, the purchase price allocation was preliminary and will be finalized within 12 months of the acquisition date.
•Mt. Hood Rock, a construction aggregates business in Oregon, acquired in April 2021. As of March 31, 2022, the purchase price allocation was settled with no material adjustments to the provisional accounting.
In 2021, the total purchase price for acquisitions was $236.1 million, subject to certain adjustments, with cash acquired totaling $900,000. The purchase price includes consideration paid of $235.2 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2021 were as follows: $17.0 million to current assets; $179.8 million to property, plant and equipment; $50.6 million to goodwill; $2.2 million to other intangible assets; $8.7 million to current liabilities; $2.5 million to noncurrent liabilities - other; and $3.2 million to deferred tax liabilities. During the first quarter of 2022, measurement period adjustments were made to previously reported provisional amounts, which decreased goodwill and increased property, plant and equipment by $2.1 million. The Company issued debt to finance the acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were not material for the three months ended March 31, 2022 and 2021.
Note 11 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $11.4 million and $12.0 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had $8.4 million of lease receivables with a majority due within 12 months.
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2022
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	276,426	—	(2,124)	274,302
Construction services	143,224	—	—	143,224
Total	$765,386	$—	$(2,124)	$763,262

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	—	—	226,003
Construction services	143,224	—	—	143,224
Total	$714,963	$—	$—	$714,963

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	50,640	(217)	276,426
Construction services	143,224	—	—	143,224
Total	$714,963	$50,640	$(217)	$765,386

Index
Other amortizable intangible assets were as follows:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Customer relationships	$28,990	$28,836	$29,740
Less accumulated amortization	10,846	7,792	10,650
	18,144	21,044	19,090
Noncompete agreements	4,591	3,941	4,591
Less accumulated amortization	3,016	2,441	2,856
	1,575	1,500	1,735
Other	6,969	11,957	12,601
Less accumulated amortization	5,299	10,540	10,848
	1,670	1,417	1,753
Total	$21,389	$23,961	$22,578
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2021. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three months ended March 31, 2022 and 2021, was $1.2 million and $1.5 million, respectively. Estimated amortization expense for identifiable intangible assets as of March 31, 2022, was:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Amortization expense	$3,630	$4,470	$4,200	$2,206	$1,716	$5,167

Index
Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of March 31, 2022	*	March 31, 2022	March 31, 2021	December 31, 2021
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$66,132	$76,782	$86,371
Decoupling	Up to 1 year		7,609	4,180	9,131
Conservation programs	Up to 1 year		7,567	6,679	8,225
Cost recovery mechanisms	Up to 1 year		3,432	7,130	4,536
Other	Up to 1 year		4,338	3,681	10,428
			89,078	98,452	118,691
Noncurrent:
Pension and postretirement benefits	**		142,681	155,924	142,681
Cost recovery mechanisms	Up to 10 years		67,989	15,508	44,870
Plant costs/asset retirement obligations	Over plant lives		63,325	72,250	63,116
Plant to be retired	-		29,452	73,498	50,070
Manufactured gas plant site remediation	-		26,089	26,002	26,053
Taxes recoverable from customers	Over plant lives		12,492	10,800	12,339
Long-term debt refinancing costs	Up to 38 years		3,636	4,268	3,794
Natural gas costs recoverable through rate adjustments	Up to 2 years		3,246	15,158	5,186
Other	Up to 17 years		10,318	6,509	9,742
			359,228	379,917	357,851
Total regulatory assets			$448,306	$478,369	$476,542
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		$13,107	$16,344	$6,700
Taxes refundable to customers	Up to 1 year		3,470	3,092	3,841
Electric fuel and purchased power deferral	Up to 1 year		—	2,001	—
Other	Up to 1 year		14,609	12,829	5,762
			31,186	34,266	16,303
Noncurrent:
Taxes refundable to customers	Over plant lives		212,472	224,795	215,421
Plant removal and decommissioning costs	Over plant lives		171,485	169,430	168,152
Pension and postretirement benefits	**		20,434	16,965	20,434
Accumulated deferred investment tax credit	Up to 20 years		13,352	11,428	12,696
Other	Up to 20 years		15,885	6,442	12,087
			433,628	429,060	428,790
Total regulatory liabilities			$464,814	$463,326	$445,093
Net regulatory position			$(16,508)	$15,043	$31,449
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Regulatory assets not earning a rate of return were approximately $268.1 million and $361.4 million at March 31, 2022 and 2021, respectively, and $296.6 million at December 31, 2021; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant retirement and the estimated future cost of manufactured gas plant site remediation.
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

Index
jurisdictions impacted, including out-of-cycle purchased gas adjustment requests in most jurisdictions. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
In 2019, the Company experienced increased natural gas costs in Washington from the rupture of the Enbridge pipeline in Canada in late 2018. As a result, the Company requested, and the WUTC approved, recovery through 2022 of the balance of natural gas costs recoverable related to this period of time, which was over three years rather than its normal one-year recovery period.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company accelerated the depreciation related to these facilities in property, plant and equipment and recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. Requests were filed with the NDPSC and SDPUC, and subsequently approved, to offset the savings associated with the cessation of operations of these units with the amortization of the deferred regulatory assets. The Company ceased operations of Lewis & Clark Station in March 2021 and Units 1 and 2 at Heskett Station in February 2022. The Company subsequently moved the costs being recovered for these facilities from plant retirement to cost recovery mechanisms in the previous table and began amortizing the associated plant retirement and closure costs in the jurisdictions where requests were filed, as previously discussed. The Company expects to recover the regulatory assets related to the plant retirements in future rates.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $105.4 million, $101.6 million and $109.6 million, at March 31, 2022 and 2021, and December 31, 2021, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $5.8 million for the three months ended March 31, 2022. The net unrealized gain on these investments was $127,000 for the three months ended March 31, 2021. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

March 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,778	$3	$310	$8,471
U.S. Treasury securities	2,688	—	63	2,625
Total	$11,466	$3	$373	$11,096

March 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,709	$155	$10	$8,854
U.S. Treasury securities	2,636	—	14	2,622
Total	$11,345	$155	$24	$11,476

Index

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,702	$51	$47	$8,706
U.S. Treasury securities	2,407	—	11	2,396
Total	$11,109	$51	$58	$11,102
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2022
	(In thousands)
Assets:
Money market funds	$—	$13,131	$—	$13,131
Insurance contracts*	—	105,371	—	105,371
Available-for-sale securities:
Mortgage-backed securities	—	8,471	—	8,471
U.S. Treasury securities	—	2,625	—	2,625
Total assets measured at fair value	$—	$129,598	$—	$129,598
*    The insurance contracts invest approximately 61 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

	Fair Value Measurements at March 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021
	(In thousands)
Assets:
Money market funds	$—	$9,388	$—	$9,388
Insurance contracts*	—	101,632	—	101,632
Available-for-sale securities:
Mortgage-backed securities	—	8,854	—	8,854
U.S. Treasury securities	—	2,622	—	2,622
Total assets measured at fair value	$—	$122,496	$—	$122,496
*    The insurance contracts invest approximately 54 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 10 percent in common stock of mid-cap companies, 9 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

Index

	Fair Value Measurements at December 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
	(In thousands)
Assets:
Money market funds	$—	$10,190	$—	$10,190
Insurance contracts*	—	109,603	—	109,603
Available-for-sale securities:
Mortgage-backed securities	—	8,706	—	8,706
U.S. Treasury securities	—	2,396	—	2,396
Total assets measured at fair value	$—	$130,895	$—	$130,895
*    The insurance contracts invest approximately 61 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 percent in common stock of small-cap companies, 5 percent in target date investments and 2 percent in cash equivalents.

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
The Company performed fair value assessments of the assets acquired and liabilities assumed in the business combinations that occurred during 2021. The fair value of these assets and liabilities were determined based on Level 2 and Level 3 inputs.
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Carrying amount	$2,747,763	$2,253,274	$2,741,900
Fair value	$2,755,041	$2,473,806	$2,984,866
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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

Index
Short-term debt
Centennial On March 18, 2022, Centennial entered into a $100.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of March 17, 2023. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2022	March 31, 2022	March 31, 2021	December 31, 2021
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to September 15, 2061	4.28%	$2,275,000	$1,950,000	$2,125,000
Commercial paper supported by revolving credit agreements	.90%	348,500	218,900	450,300
Credit agreements due on June 7, 2024	3.25%	85,800	43,350	127,500
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Term Loan Agreement due on September 3, 2032	2.00%	7,700	8,400	7,700
Other notes due on dates ranging from January 1, 2024 to January 1, 2061	.95%	2,445	3,282	2,564
Less unamortized debt issuance costs		6,605	5,655	6,090
Less discount		77	3	74
Total long-term debt		2,747,763	2,253,274	2,741,900
Less current maturities		147,953	1,552	148,053
Net long-term debt		$2,599,810	$2,251,722	$2,593,847
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at March 31, 2022, were as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Long-term debt maturities	$147,953	$77,925	$495,104	$177,802	$140,802	$1,714,859
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Interest, net*	$15,657	$14,303
Income taxes paid (refunded), net	$(363)	$13,880
*    AFUDC - borrowed was $586,000 and $348,000 for the three months ended March 31, 2022 and 2021, respectively.

Noncash investing and financing transactions were as follows:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,175	$9,236	$55,987
Property, plant and equipment additions in accounts payable	$25,730	$20,594	$57,605
Debt assumed in connection with a business combination	$—	$—	$10

Index
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
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$93,594	$84,673
Natural gas distribution	450,418	350,206
Pipeline	9,444	7,502
	553,456	442,381
Non-regulated operations:
Pipeline	1,676	2,411
Construction materials and contracting	309,836	265,659
Construction services	551,591	517,470
Other	—	17
	863,103	785,557
Total external operating revenues	$1,416,559	$1,227,938

Index

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$124	$136
Natural gas distribution	136	142
Pipeline	25,933	25,990
	26,193	26,268
Non-regulated operations:
Pipeline	7	239
Construction materials and contracting	130	62
Construction services	1,059	1,042
Other	4,341	3,324
	5,537	4,667
Intersegment eliminations	(31,730)	(30,935)
Total intersegment operating revenues	$—	$—

Operating income (loss):
Electric	$15,044	$13,865
Natural gas distribution	56,256	53,573
Pipeline	11,882	12,536
Construction materials and contracting	(44,605)	(34,889)
Construction services	29,498	40,277
Other	(732)	(198)
Total operating income	$67,343	$85,164

Net income (loss):
Regulated operations:
Electric	$11,278	$10,749
Natural gas distribution	36,315	36,178
Pipeline	7,956	9,194
	55,549	56,121
Non-regulated operations:
Pipeline	(619)	(296)
Construction materials and contracting	(40,010)	(30,813)
Construction services	21,324	29,825
Other	(4,511)	(2,721)
	(23,816)	(4,005)
Income from continuing operations	31,733	52,116
Income from discontinued operations, net of tax	30	15
Net income	$31,763	$52,131

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit credit for the Company's pension benefit plans were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Components of net periodic benefit credit:
Interest cost	$2,631	$2,455
Expected return on assets	(4,864)	(4,894)
Amortization of net actuarial loss	1,671	2,004
Net periodic benefit credit	$(562)	$(435)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Components of net periodic benefit credit:
Service cost	$354	$400
Interest cost	474	466
Expected return on assets	(1,322)	(1,275)
Amortization of prior service credit	(350)	(349)
Amortization of net actuarial (gain) loss	(54)	6
Net periodic benefit credit, including amount capitalized	(898)	(752)
Less amount capitalized	31	39
Net periodic benefit credit	$(929)	$(791)

The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $773,000 and $769,000 for the three months ended March 31, 2022 and 2021, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
Note 19 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant open regulatory proceedings and cases by jurisdiction including updates to those reported in the 2021 Annual Report. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.

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
SDPUC
Montana-Dakota has a transmission cost recovery rider that allows annual updates to rates for actual costs associated with transmission-related projects and services. On March 1, 2022, Montana-Dakota filed an annual update to its transmission cost recovery rider to recover a revenue requirement of approximately $2.5 million annually, which reflects a true-up of the prior period adjustment, resulting in an increase in current rates of approximately $1.5 million. This matter is pending before the SDPUC.
Montana-Dakota has an infrastructure rider rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the electric tariff. On March 1, 2022, Montana-Dakota filed an annual update to its infrastructure rider requesting to recover a revenue requirement of approximately $940,000 annually, which reflects a true-up of the prior period adjustment, resulting in a decrease in current rates of approximately $88,000. On April 28, 2022, the SDPUC approved the rates as requested with an effective date of May 1, 2022.
WUTC
On September 30, 2021, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.7 million annually or approximately 5.1 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as to recover 2021 wage increases. On March 22, 2022, Cascade filed a multi-party settlement and stipulation on behalf of Cascade and the staff of the WUTC that would result in a revenue requirement increase of approximately $10.7 million annually or approximately 4.0 percent above current rates. The WUTC has 11 months to render a final decision on the rate case. This matter is pending before the WUTC.

On March 24, 2022, Cascade filed a request for a tariff revision with the WUTC to rectify an inadvertent IRS normalization violation resulting from its tariff established in 2018 that passes back to customers the reversal of plant-related excess deferred income taxes through an annual rate adjustment. This request was made in response to the issuance of an IRS private letter ruling to another Washington utility with the same annual rate adjustment tariff, which addressed its normalization violation. The private letter ruling concluded the tariff to refund excess deferred income taxes without corresponding adjustments for other components of rate base or changes in depreciation or income tax expense, is an impermissible methodology under the IRS normalization and consistency rules. Cascade's request proposes a similar remedy through the tariff to recover the excess amounts refunded to customers while this tariff has been in place, and revises the method going forward to reflect excess deferred income taxes in rates in the same manner as other components of rate base from its most recent general rate case. Cascade has requested recovery of the excess refunded to customers of approximately $3.3 million and elimination of the currently deferred, but not yet refunded balance. This matter is pending before the WUTC.
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
At March 31, 2022 and 2021, and December 31, 2021, the Company accrued liabilities, which have not been discounted, of $30.0 million, $55.0 million and $37.0 million, respectively. At March 31, 2022 and 2021, and December 31, 2021, the Company also recorded corresponding insurance receivables of $7.1 million, $31.6 million and $14.1 million, respectively, and regulatory assets of $20.8 million, $20.9 million and $21.2 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance

Index
recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2021 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2022, the fixed maximum amounts guaranteed under these agreements aggregate $147.9 million. Certain of the guarantees also have no fixed maximum amounts specified. At March 31, 2022, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $48.5 million in 2022; $44.3 million in 2023; $44.3 million in 2024; $800,000 in 2025; $800,000 in 2026; $200,000 thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2022. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2022, the fixed maximum amounts guaranteed under these letters of credit aggregated $29.2 million. At March 31, 2022, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $28.6 million in 2022 and $600,000 in 2023. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2022. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at March 31, 2022.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2022, approximately $1.1 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At March 31, 2022, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $31.0 million.

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
The Company continues to effectively execute its strategy and is continually adjusting its businesses in response to the ongoing effects of the COVID-19 pandemic. Most of the Company's products and services are considered essential to America and its communities and, as a result, operations have generally continued. The Company continues to monitor the situation and there have been no material adverse impacts from COVID-19 on the Company's results of operations. For more information on possible impacts to the Company's businesses, see Part I, Item 1A. Risk Factors in the 2021 Form 10-K.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part I, Item 1A. Risk Factors in the 2021 Annual Report and subsequent filings with the SEC.

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended
	March 31,
	2022	2021
	(In millions, except per share amounts)
Electric	$11.3	$10.7
Natural gas distribution	36.3	36.2
Pipeline	7.3	8.9
Construction materials and contracting	(40.0)	(30.8)
Construction services	21.3	29.8
Other	(4.5)	(2.7)
Income from continuing operations	31.7	52.1
Discontinued operations, net of tax	—	—
Net income	$31.7	$52.1
Earnings per share - basic:
Income from continuing operations	$.16	$.26
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.16	$.26
Earnings per share - diluted:
Income from continuing operations	$.16	$.26
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.16	$.26
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 The Company's consolidated earnings decreased $20.4 million.
The construction materials and contracting business experienced lower margins from higher fuel, repair and maintenance and labor-related costs, partially offset by increased average product pricing. The construction services business experienced decreased gross margin largely attributable to lower industrial margins due to the timing of projects and less storm-repair and fire-hardening power line work that is typically higher-margin work, offset in part by increased commercial margins. The pipeline business experienced decreased natural gas storage-related revenue and higher operating expenses, partially offset by increased demand revenues associated with the North Bakken Expansion project. The Company's earnings were further impacted by $6.2 million in lower returns on certain of the Company's benefit plan investments. Partially offsetting these decreases were higher residential retail sales volumes at the electric business and higher retail sales volumes across all customer classes, as well as approved rate relief in certain jurisdictions, at the natural gas distribution business.
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
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 17. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and shareholder return. The segments provide safe, reliable, competitively priced and environmentally responsible energy service to customers while focusing on growth and expansion opportunities within and beyond its existing territories. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, the cost of natural gas, cost of electric fuel and

Index
purchased power, weather, climate change initiatives, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, environmentally responsible, reliable and affordable energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments, not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent cases, see Note 19 and the 2021 Annual Report.
The segments are also subject to extensive regulation related to certain operational and environmental compliance, cybersecurity, permit terms and system integrity. Both segments are faced with the ongoing need to actively evaluate cybersecurity processes and procedures related to its transmission and distribution systems for opportunities to further strengthen its cybersecurity protections. Implementation of enhancements and additional requirements is ongoing.
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. These initiatives could result in increased costs to produce electricity and procure natural gas. The impact of these initiatives on the Company is unknown. The Company will continue to monitor the progress of these initiatives and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
The electric and natural gas distribution segments continue to face increased pricing and lead times on delivery of certain raw materials and equipment used in electric transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment as a result of the COVID-19 pandemic and subsequent supply chain issues. In addition, the segments are currently experiencing increased fuel costs as well as other general inflationary pressures. The Company continues to monitor these risks and has practices in place to minimize the impacts of long lead times and inflationary costs such as working with manufacturers to proactively order impacted materials, as well as working with additional suppliers. The segments have not experienced material delays or inflationary pressures. The Company expects these delays and inflationary pressures to continue throughout the remainder of 2022.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Operating revenues	$93.7	$84.8	10%
Operating expenses:
Electric fuel and purchased power	26.3	18.6	41%
Operation and maintenance	30.8	31.3	(2)%
Depreciation, depletion and amortization	16.9	16.1	5%
Taxes, other than income	4.6	4.9	(6)%
Total operating expenses	78.6	70.9	11%
Operating income	15.1	13.9	9%
Other income (expense)	(.3)	.5	(160)%
Interest expense	7.1	6.5	9%
Income before income taxes	7.7	7.9	(3)%
Income tax benefit	(3.6)	(2.8)	29%
Net income	$11.3	$10.7	6%

Operating statistics	Three Months Ended
	March 31,
	2022	2021
Revenues (millions):
Retail sales:
Residential	$35.2	$31.9
Commercial	33.6	31.4
Industrial	9.8	9.6
Other	1.6	1.5
	80.2	74.4
Transportation and other	13.5	10.4
	$93.7	$84.8
Retail sales (million kWh)
Residential	357.7	334.9
Commercial	364.1	361.8
Industrial	140.3	144.5
Other	19.5	19.2
	881.6	860.4
Average cost of electric fuel and purchased power per kWh	$.027	$.019
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 Electric earnings increased $600,000 as a result of:
•Revenue increased $8.9 million.
◦Largely due to:
•Higher fuel and purchased power costs recovered in customer rates that were offset in expense, as described below.
•Higher retail sales volumes of 2.5 percent, primarily residential retail sales as a result of colder weather.
•Higher transmission revenues, primarily from higher net transmission of $700,000 and higher transmission interconnect upgrades of $600,000.
◦Partially offset by lower per unit average rates of $900,000.
•Electric fuel and purchased power increased $7.7 million.
•Primarily the result of higher MISO costs of $9.2 million as a result of increased energy costs.
•Partially offset by decreased fuel costs associated with the Lewis & Clark Station and Heskett Station plant closures.
•Operation and maintenance decreased $500,000.
◦Largely resulting from decreased payroll-related costs of $1.0 million, largely due to plant closures, as previously discussed.
◦Partially offset by increased contract service costs, including transmission engineering costs as well as maintenance costs at Coyote Station and Wygen III.

Index
•Depreciation, depletion and amortization increased $800,000, primarily due to:
◦Increased amortization of plant retirement and closure costs recovered in operating revenues, as discussed in Note 13.
◦Increased property, plant and equipment balances placed in service, largely related to growth and replacement projects.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) decreased $800,000.
◦Largely lower returns on certain of the Company's benefit plan investments of $1.2 million.
◦Partially offset by higher AFUDC largely due to higher rates.
•Interest expense increased $600,000, largely resulting from higher long-term debt balances from debt issued in 2021.
•Income tax benefit increased $800,000.
◦Largely due to higher production tax credits of $1.1 million driven by higher wind production.
◦Partially offset by lower permanent tax adjustments and excess deferred tax amortization.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Operating revenues	$450.6	$350.4	29%
Operating expenses:
Purchased natural gas sold	293.3	202.2	45%
Operation and maintenance	54.1	51.2	6%
Depreciation, depletion and amortization	22.2	22.5	(1)%
Taxes, other than income	24.7	20.9	18%
Total operating expenses	394.3	296.8	33%
Operating income	56.3	53.6	5%
Other income (expense)	(.4)	1.7	(124)%
Interest expense	9.5	9.2	3%
Income before income taxes	46.4	46.1	1%
Income tax expense	10.1	9.9	2%
Net income	$36.3	$36.2	—%

Operating statistics	Three Months Ended
	March 31,
	2022	2021
Revenues (millions)
Retail sales:
Residential	$258.6	$203.9
Commercial	162.7	120.6
Industrial	13.0	8.9
	434.3	333.4
Transportation and other	16.3	17.0
	$450.6	$350.4
Volumes (MMdk)
Retail sales:
Residential	31.0	28.8
Commercial	20.5	18.6
Industrial	1.8	1.5
	53.3	48.9
Transportation sales:
Commercial	.7	.7
Industrial	41.0	43.9
	41.7	44.6
Total throughput	95.0	93.5
Average cost of natural gas per dk	$5.50	$4.13

Index
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 Natural gas distribution's earnings increased $100,000 as a result of:
•Operating revenues increased $100.2 million, largely resulting from:
◦Higher purchased natural gas sold recovered in customer rates that was offset in expense, as described below.
◦Higher retail sales volumes of approximately 9.0 percent across all customer classes, partially offset by weather normalization and decoupling mechanisms in certain jurisdictions.
◦Higher revenue-based taxes recovered in rates of $3.8 million that were offset in expense, as described below.
◦Approved rate relief in certain jurisdictions of $1.2 million, as well as higher cost recovery and tracker mechanisms of $1.0 million.
•Purchased natural gas sold increased $91.1 million, primarily due to:
◦Higher natural gas costs as a result of higher market prices.
◦Higher recovery of purchased gas adjustments of $30.0 million related to the February 2021 cold weather event and the 2018 Enbridge pipeline rupture.
•Operation and maintenance increased $2.9 million, due to:
◦Increased contract services of $1.3 million, primarily higher subcontractor costs.
◦Higher payroll-related costs of $1.0 million, largely higher straight-time payroll.
◦Higher software costs.
•Depreciation, depletion and amortization was comparable to the same period in the prior year.
•Taxes, other than income increased $3.8 million resulting from higher revenue-based taxes being recovered in rates.
•Other income (expense) decreased $2.1 million as a result of lower returns on certain of the Company's benefit plan investments.
•Interest expense was comparable to the same period in the prior year.
•Income tax expense was comparable to the same period in the prior year.
Outlook The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2021, these segments experienced retail customer growth of approximately 1.7 percent, and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. During the last half of 2021 and the first quarter of 2022, the Company experienced increased natural gas prices and expects this trend to continue through the next winter heating season due to the increase in demand outpacing the supply along with the impact of global events. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The Company ceased operations of Unit 1 at Lewis & Clark Station in Sidney, Montana, in March 2021 and Units 1 and 2 at Heskett Station near Mandan, North Dakota, in February 2022. In addition, the Company will begin construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, in the second quarter of 2022 with an expected in service date in the first half of 2023.
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. State implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted a draft state implementation plan to the EPA and federal land managers of the National Park Service, the United States Fish and Wildlife Service and the United States Forest Service for consultation, and the federal land managers have submitted comments back to the NDDEQ for review. North Dakota determined it is not reasonable to require controls during this planning period. The emissions modeling conducted for the combined western state agencies affected by the Regional Haze Rule was delayed and has subsequently delayed the NDDEQ state implementation plan process. The NDDEQ state implementation plan is open for public comment from April 20, 2022 through June 1, 2022, and, as currently drafted, does not require additional controls for any units in North Dakota, including Coyote Station. Therefore, the NDDEQ's state

Index
implementation plan, which was due to the EPA by July 2021, is anticipated to be submitted to the EPA in the summer of 2022. Additionally, in September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station with an anticipated exit from the plant by December 31, 2028. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.
On April 22, 2022 through April 24, 2022, a major snow and ice storm in northwest North Dakota caused widespread power outages and significant damage to the Company's electric transmission and distribution system. The Company is working on repairing the damages. Although total storm costs are not yet finalized, anticipated impacts to the financial statements are not expected to be material.
Legislation and rulemaking The Company continues to monitor legislation and rulemaking related to clean energy standards that may impact its segments. Below are some of the specific legislative actions the Company is monitoring.
•The current presidential administration is considering changes to the federal Clean Air Act, some of which were amended by the previous presidential administration. The content and impacts of the changes under consideration are uncertain and the Company continues to monitor for potential actions by the EPA.
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050, which may be achieved through surrendering emissions allowances, investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. The Company, along with the other two local distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible.
•In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050, which may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets, and purchases of low carbon fuels. As directed by the Climate Commitment Act, the Washington DOE has begun the Climate Commitment Program rule-making process and is expected to publish a final rule in the fall of 2022. The Company has begun reviewing compliance options and expects the compliance costs for these regulations will be recovered through customer rates.
•On April 22, 2022, the Washington State Building Code Council approved revisions to the state's commercial energy code that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. The Company is currently assessing the impact of these revisions.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, as discussed in Note 17. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the North Bakken Expansion project in western North Dakota was placed in service in February of 2022. The project has capacity to transport 250 MMcf of natural gas per day and can be increased to 625 MMcf per day with additional compression.
The segment is exposed to energy price volatility which is impacted by the fluctuations in pricing, production and basis differentials of the energy market's commodities. Legislative and regulatory initiatives on increased pipeline safety regulations and environmental matters such as the reduction of methane emissions could also impact the price and demand for natural gas.
The pipeline segment is subject to extensive regulation related to certain operational and environmental compliance, cybersecurity, permit terms and system integrity. The Company continues to actively evaluate cybersecurity processes and procedures, including changes in the industry's cybersecurity regulations, for opportunities to further strengthen its cybersecurity protections. Implementation of enhancements and additional requirements is ongoing. The segment reviews and secures existing permits and easements, as well as new permits and easements as necessary, to meet current demand and future growth opportunities on an ongoing basis. Groups opposing natural gas pipelines could also cause negative impacts on the segment with increased costs, potential delays to project completion or cancellation of prospective projects.
The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. In addition, the segment is currently experiencing increased fuel and raw material costs, as well as other inflationary pressures. Long lead times on materials could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. Current national supply chain challenges and inflationary costs have not been impactful to the procurement of necessary materials at the pipeline segment, however, the Company is actively monitoring these situations,

Index
including longer than normal lead times for certain items, and working with its manufacturers and suppliers to help mitigate these risks. The Company expects supply chain challenges and inflationary pressures to continue throughout the remainder of 2022.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Operating revenues	$37.1	$36.1	3%
Operating expenses:
Operation and maintenance	15.4	15.1	2%
Depreciation, depletion and amortization	6.3	5.2	21%
Taxes, other than income	3.5	3.3	6%
Total operating expenses	25.2	23.6	7%
Operating income	11.9	12.5	(5)%
Other income	.1	.9	(89)%
Interest expense	2.5	2.0	25%
Income before income taxes	9.5	11.4	(17)%
Income tax expense	2.2	2.5	(12)%
Net income	$7.3	$8.9	(18)%

Operating statistics	Three Months Ended
	March 31,
	2022	2021
Transportation volumes (MMdk)	110.5	110.8
Customer natural gas storage balance (MMdk):
Beginning of period	23.0	25.5
Net withdrawal	(20.2)	(20.3)
End of period	2.8	5.2
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 Pipeline earnings decreased $1.6 million as a result of:
•Revenues increased $1.0 million.
◦Driven by increased transportation revenues of $2.7 million, largely due to the demand associated with the North Bakken Expansion project placed in service in February 2022.
◦Partially offset by lower non-regulated project revenues and lower storage-related revenues.
•Operation and maintenance was comparable to the same period in the prior year. Higher payroll-related costs, software costs and contract services were largely offset by lower non-regulated project costs.
•Depreciation, depletion and amortization increased $1.1 million due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income decreased $800,000, largely due to lower returns on certain of the Company's benefit plan investments.
•Interest expense increased $500,000, primarily due to higher debt balances.
•Income tax expense was comparable to the same period in the prior year.

Index
Outlook On February 18, 2022, the FERC issued two policy statements regarding the certification of new interstate natural gas facilities. The two policy statements were subsequently converted to draft policy statements by the FERC on March 24, 2022. The first draft policy statement, the Updated Certificate Policy Statement, describes how the FERC will determine whether a new interstate natural gas transportation project is required by public convenience and necessity. It includes increased focus on a project's purpose and need and the environmental impacts; as well as impacts on landowners and environmental justice communities. The FERC also clarified the updated policy statement will not apply to projects that have been filed with the FERC prior to the policy statement being finalized. The second draft policy statement, the Interim GHG Policy Statement, explains how the FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and Natural Gas Act. The FERC invited public comment on the draft policy statements which were due April 25, 2022. The Company continues to monitor and assess these initiatives and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Increased oil prices have allowed producers to bring wells back online and support new drilling. As a result, associated natural gas production in the Bakken has returned to near pre-pandemic levels and is expected to continue to grow due to new oil wells and increasing gas to oil ratios.
The low levels of natural gas in storage nationally, along with global events, has put upward pressure on natural gas prices and increased volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunity for industrial supply related projects and seasonal pricing differentials provide opportunities for storage services.
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
The Company has also entered into long-term customer agreements for the construction of four additional growth projects, three of which are still dependent on regulatory approvals. Estimated capital expenditures for these projects is approximately $108 million and is included in the pipeline segment's estimated capital expenditures for 2022 and 2023. The projects are anticipated to be completed in 2022 and 2023 and will add incremental system capacity of over 300 MMcf per day.
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
As one of the country's largest sand and gravel producers, the segment continues to strategically manage its aggregate reserves, as well as take further advantage of being vertically integrated. The segment's vertical integration allows it to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and, as a result, the Company seeks acquisition opportunities to replace the reserves.
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility, including recent inflationary pressures, in the cost of raw materials such as diesel fuel, gasoline, asphalt oil, cement and steel. Such volatility can have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. The Company has increased product pricing where necessary to mitigate the effects of recent inflationary costs and will continue to evaluate future increases. The Company expects inflationary pressures to continue throughout the remainder of 2022. Other

Index
variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completion and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. In 2021 and the first quarter of 2022, most of the markets the segment operates in saw an increase in labor shortages, largely truck drivers, causing increased labor-related costs and delays or inefficiencies on projects. The Company continues to monitor the labor markets and expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States. The increase in labor shortages also impacts the segment's ability to recruit and train a skilled workforce to meet the needs of increasing demand and seasonal work. In order to help attract new workers to the construction industry and enhance the skills of its current employees, the Company has completed a training facility in Oregon. The training facility offers hands-on training for heavy equipment operators and truck drivers, as well as leadership and safety training.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Operating revenues	$310.0	$265.7	17%
Cost of sales:
Operation and maintenance	287.0	243.2	18%
Depreciation, depletion and amortization	27.3	22.3	22%
Taxes, other than income	10.9	9.8	11%
Total cost of sales	325.2	275.3	18%
Gross margin	(15.2)	(9.6)	(58)%
Selling, general and administrative expense:
Operation and maintenance	25.3	21.7	17%
Depreciation, depletion and amortization	1.1	1.1	—%
Taxes, other than income	3.0	2.5	20%
Total selling, general and administrative expense	29.4	25.3	16%
Operating loss	(44.6)	(34.9)	28%
Other expense	(2.0)	(.1)	NM
Interest expense	5.2	4.7	11%
Loss before income taxes	(51.8)	(39.7)	30%
Income tax benefit	(11.8)	(8.9)	33%
Net loss	$(40.0)	$(30.8)	30%
*NM - not meaningful

Operating statistics	Revenues		Gross margin
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In millions)
Aggregates	$77.6	$70.4	$(2.8)	$(2.7)
Asphalt	18.1	14.3	(6.1)	(4.8)
Ready-mix concrete	108.5	100.7	5.2	5.7
Other products*	37.5	31.0	(13.7)	(11.7)
Contracting services	114.3	96.0	2.2	3.9
Intracompany eliminations	(46.0)	(46.7)	—	—
	$310.0	$265.7	$(15.2)	$(9.6)
*Other products includes cement, asphalt oil, merchandise, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.

Index

	Three Months Ended
	March 31,
	2022	2021
Sales (thousands):
Aggregates (tons)	4,970	4,808
Asphalt (tons)	316	294
Ready-mix concrete (cubic yards)	734	732
Average sales price:
Aggregates (per ton)	$15.62	$14.65
Asphalt (per ton)	$57.21	$48.45
Ready-mix concrete (per cubic yard)	$147.89	$137.57
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 Construction materials and contracting's seasonal loss increased $9.2 million as a result of:
•Revenues increased $44.3 million.
◦Primarily the result of:
•Higher average sale prices across all product lines.
•Increased contracting revenues of $18.3 million due to favorable weather, timing of work and strong demand in some regions and revenue from companies acquired since the comparable period last year.
•Higher ready-mix concrete revenues of $7.8 million due to higher average sale prices, as previously mentioned, in all regions along with higher ready-mix volumes in Texas.
•Higher aggregate sales volumes due to recent acquisitions and average sale prices, as previously mentioned, contributed $5.9 million in Oregon. Also contributing were increased volumes associated with the startup of the Honey Creek quarry in Texas. These increases were partially offset by the absence of a large project in South Dakota.
•Gross margin decreased $5.6 million.
◦Primarily due to:
•Higher operating costs across all product lines, including fuel costs of $5.0 million, repair and maintenance expenses, and labor-related costs.
•Lower margins in other product lines, primarily due to higher fuel and repair and maintenance costs, as previously discussed.
•Lower contracting services margins resulting from mix of work performed. These decreases were partially offset by favorable job performance in northern California.
•Lower asphalt margins due to higher materials, repair and maintenance and productions costs, as previously mentioned, of $1.3 million, as well as lower ready-mix concrete margins due to less bad debt recovery.
◦Selling, general and administrative expense increased $4.1 million.
◦Largely due to:
•Increased payroll-related costs of $1.7 million.
•Increased office expenses of $1.0 million.
•Higher professional fees of $900,000.
•Less recovery of bad debt expense.
•Other expense increased $1.9 million, primarily due to lower returns on the Company's benefit plan investments.
•Interest expense increased $500,000, largely the result of higher debt balances due to recent acquisitions.
•Income tax benefits increased $2.9 million, largely due to the higher loss before income taxes.
Outlook The American Rescue Plan Act approved by the United States Congress and signed into law by the President of the United States in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the bipartisan infrastructure proposal, known as the Infrastructure Investment and Jobs Act, was approved by the United States Congress and signed into law by the President of the United States in the fourth quarter of 2021. This initiative is providing long-term opportunities by designating $119 billion for the repair and rebuilding of roads and bridges across the Company's footprint. The Company continues to monitor the implementation of these legislative items.

Index
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
During 2021, the Company made strategic purchases and completed acquisitions that support the Company's long-term strategy to expand its market presence. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 10.
The construction materials and contracting segment's backlog remained strong at March 31, 2022, at $940.1 million, as compared to backlog of $818.8 million at March 31, 2021. A significant portion of the Company's backlog relates to street and highway construction. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. The Company expects to complete an estimated $886.5 million of backlog at March 31, 2022, during the next 12 months. Factors noted in Part I, Item 1A. Risk Factors in the 2021 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
Construction Services
Strategy and challenges The construction services segment provides electrical and mechanical and transmission and distribution specialty contracting services, as discussed in Note 17. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to its ability to support national customers in most of the regions in which it operates.
The construction services segment faces challenges, which are not under direct control of the business, in the highly competitive markets in which it operates. Competitive pricing environments, project delays, changes in management's estimates of variable consideration and the effects from restrictive regulatory requirements have negatively impacted revenues and margins in the past and could affect revenues and margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions; disruptions to the supply chain; declines or delays in new projects due to the cyclical nature of the construction industry; inflationary pressures; and other factors. The segment is currently experiencing increased fuel and material costs as well as impacts from delays in the national supply chain. The inflationary costs and national supply chain challenges experienced by the segment have not had significant impacts to the procurement of project materials or project margins. However, the Company expects these inflationary pressures and national supply chain challenges to continue throughout the remainder of 2022. The Company is actively monitoring these situations and working with its manufacturers, suppliers and customers to help mitigate these risks. These challenges may also impact the risk of loss on certain projects. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, as well as increasing duration and complexity of customer capital programs. In 2021 and the first quarter of 2022, the markets the segment operates in saw an increase in labor shortages which caused increased labor-related costs. The Company continues to monitor the labor markets and expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase, possibly surpassing the supply of industry resources.

Index
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Operating revenues	$552.6	$518.5	7%
Cost of sales:
Operation and maintenance	471.1	427.2	10%
Depreciation, depletion and amortization	4.1	4.0	3%
Taxes, other than income	19.0	19.4	(2)%
Total cost of sales	494.2	450.6	10%
Gross margin	58.4	67.9	(14)%
Selling, general and administrative expense:
Operation and maintenance	26.0	24.6	6%
Depreciation, depletion and amortization	1.1	1.3	(15)%
Taxes, other than income	1.8	1.7	6%
Total selling, general and administrative expense	28.9	27.6	5%
Operating income	29.5	40.3	(27)%
Other income	.1	.2	(50)%
Interest expense	.9	.9	—%
Income before income taxes	28.7	39.6	(28)%
Income tax expense	7.4	9.8	(24)%
Net income	$21.3	$29.8	(29)%

Operating Statistics	Revenues		Gross margin
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Business Line	2022	2021	2022	2021
	(In millions)
Electrical & mechanical
Commercial	$188.1	$166.1	$20.3	$17.5
Industrial	95.0	126.4	9.8	17.2
Institutional	40.7	32.1	.6	2.2
Renewables	24.9	.6	1.0	.3
Service & other	46.5	31.2	5.7	5.0
	395.2	356.4	37.4	42.2
Transmission & distribution
Utility	143.0	141.3	19.9	23.8
Transportation	17.9	24.1	1.1	1.9
	160.9	165.4	21.0	25.7
Intrasegment eliminations	(3.5)	(3.3)	—	—
	$552.6	$518.5	$58.4	$67.9

Index
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 Construction services earnings decreased $8.5 million as a result of:
•Revenues increased $34.1 million.
◦Largely due to:
•Higher commercial workloads of $29.0 million, partially offset by a decrease in the hospitality sector from the timing of project completions.
•Higher renewable workloads, largely from commercial customers, of $24.3 million due to new projects.
•Higher utility workloads, primarily in the distribution and electrical sectors of $16.0 million.
•Increased service work for the repair and maintenance of electric systems and higher institutional project demand in the education and government sectors from the mix of project work.
◦Partially offset by:
•Decreased industrial workloads, primarily in the high-tech sector of $37.5 million resulting from the absence of a significant project completed in the prior year.
•Decreased storm-repair and fire-hardening power line work of $15.0 million.
•Lower electric transportation workloads, mostly traffic signalization and street lighting projects and work for governmental customers, as a result of reduced demand for services and prior year weather events.
•Gross margin decreased $9.5 million.
◦Largely due to:
•The absence of higher margin work due to the timing of project completions and project starts mainly contributed to lower industrial and institutional margins of $9.0 million.
•Lower utility margins from the absence in 2022 of storm-repair and fire-hardening power line work of $3.9 million, which largely resulted from the mix of customer projects.
•Decreased transportation margins primarily on street lighting and traffic signalization projects.
◦Partially offset by increased commercial, renewable and service margins of $4.2 million due substantially to the different project mix.
•Selling, general and administrative expense increased $1.3 million.
◦Primarily due to:
•Increased reserve for uncollectible accounts of $1.1 million.
•Increased office expenses of $1.1 million.
◦Partially offset by decreased payroll-related costs of $600,000 and lower professional fees.
•Other income was comparable to the same period in the prior year.
•Interest expense was comparable to the same period in the prior year.
•Income tax expense decreased $2.4 million directly resulting from a decrease in income before income taxes.
Outlook The American Rescue Plan act approved by the United States Congress and signed into law by the President of the United States in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the bipartisan infrastructure proposal, known as the Infrastructure Investment and Jobs Act, was approved by the United States Congress and signed into law by the President of the United States in the fourth quarter of 2021. These include investments for upgrades to electric and grid infrastructure, transportation systems, airports and electric vehicle infrastructure, all industries this segment supports. The Company will continue to monitor the implementation of these legislative items.
The Company continues to have bidding opportunities in both specialty contracting markets in 2022 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, wind generation and energy storage markets that complement existing renewable projects performed by the Company.
The construction services segment's backlog at March 31, was as follows:

	2022	2021
	(In millions)
Electrical & mechanical	$1,388	$1,009
Transmission & distribution	280	264
	$1,668	$1,273

Index
The 31 percent increase in backlog at March 31, 2022, as compared to backlog at March 31, 2021, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly within the commercial, institutional, renewable and power utility markets. These increases were partially offset by decreases in the industrial and transportation markets due to the timing of project completions. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. The Company expects to complete an estimated $1.4 billion of backlog at March 31, 2022, during the next 12 months. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog. Factors noted in Part I, Item 1A. Risk Factors in the 2021 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
The labor contract that the construction services segment was negotiating at December 31, 2021, as reported in Items 1 and 2 - Business Properties - General in the 2021 Annual Report, has been ratified.
Other

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Operating revenues	$4.3	$3.3	30%
Operating expenses:
Operation and maintenance	4.0	2.3	74%
Depreciation, depletion and amortization	1.1	1.2	(8)%
Total operating expenses	5.1	3.5	46%
Operating loss	(.8)	(.2)	NM
Other income	.1	.1	—%
Interest expense	.1	.1	—%
Loss before income taxes	(.8)	(.2)	NM
Income tax expense	3.7	2.5	48%
Net loss	$(4.5)	$(2.7)	67%
*NM - not meaningful

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
Other experienced higher operation and maintenance expense in 2022 related to a loss on the disposal of assets. Premiums for the captive insurer were higher in 2022 compared to 2021, which impacts both operation and maintenance expense and operating revenues. The net loss for Other also reflects income tax adjustments related to the consolidated company's annualized estimated tax rate. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Intersegment transactions:
Operating revenues	$31.7	$30.9
Operation and maintenance	5.8	4.9
Purchased natural gas sold	25.9	26.0
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At March 31, 2022, the Company had cash and cash equivalents of $64.9 million and available borrowing capacity of $523.5 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$112.4	$95.6
Investing activities	(150.7)	(106.3)
Financing activities	49.0	6.2
Increase (decrease) in cash and cash equivalents	10.7	(4.5)
Cash and cash equivalents -- beginning of year	54.2	59.6
Cash and cash equivalents -- end of period	$64.9	$55.1
Operating activities

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Components of net cash provided by operating activities:
Income from continuing operations	$31.7	$52.1	$(20.4)
Adjustments to reconcile net income to net cash provided by operating activities	78.9	82.5	(3.6)
Receivables	(5.7)	89.7	(95.4)
Inventories	(44.1)	(25.6)	(18.5)
Other current assets	34.5	(46.8)	81.3
Accounts payable	3.0	(42.0)	45.0
Other current liabilities	13.1	(14.0)	27.1
Pension & postretirement benefit plan contributions	(.1)	(.1)	—
Other noncurrent changes	1.1	(.2)	1.3
Net cash provided by operating activities	$112.4	$95.6	$16.8
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The increase in cash flows provided by operating activities in the previous table was largely driven by the recovery of purchased gas adjustment balances and the absence of higher natural gas purchases in February 2021, as discussed in Note 13, partially offset by the associated deferred taxes. Partially offsetting the net increase in cash flows provided by operating activities was higher working capital needs at the construction services business due to fluctuations in job activity resulting in higher receivables in the period, as well as lower collections of accounts receivable compared to first quarter 2021, offset in part by increased accounts payable. In addition, the construction materials and contracting business experienced an increase in asphalt oil inventory balances as a result of higher prices.
Investing activities

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(150.3)	$(111.1)	$(39.2)
Acquisitions, net of cash acquired	(.5)	(1.0)	.5
Net proceeds from sale or disposition of property and other	4.5	9.0	(4.5)
Investments	(4.4)	(3.2)	(1.2)
Net cash used in investing activities	$(150.7)	$(106.3)	$(44.4)
The increase in cash used in investing activities in the previous table was primarily due to increased capital expenditures in 2022 at the electric and natural gas distribution businesses related to increased electric production and distribution projects and higher natural gas distribution projects including natural gas meters and mains. The pipeline business also experienced increased capital expenditures, primarily related to the North Bakken Expansion project.

Index
Financing activities

	Three Months Ended
	March 31,
	2022	2021	Variance
	(In millions)
Components of net cash provided by financing activities:
Issuance of short-term borrowings	$100.0	$50.0	$50.0
Repayment of short-term borrowings	—	(50.0)	50.0
Issuance of long-term debt	150.0	93.3	56.7
Repayment of long-term debt	(143.6)	(53.3)	(90.3)
Debt issuance costs	(.7)	—	(.7)
Net proceeds from issuance of common stock	(.1)	19.7	(19.8)
Dividends paid	(44.2)	(42.6)	(1.6)
Repurchase of common stock	(7.4)	(6.7)	(.7)
Tax withholding on stock-based compensation	(5.0)	(4.2)	(.8)
Net cash provided by financing activities	$49.0	$6.2	$42.8
The increase in cash provided by financing activities in the previous table was largely the result of increased issuance of short-term and long-term debt at the construction materials and contracting business to finance acquisitions and higher working capital needs, partially offset by the repayment of commercial paper borrowings that were replaced by short-term debt and private placement borrowings. In addition, the pipeline and construction services businesses experienced increased commercial paper borrowings to finance increased capital expenditures and higher working capital needs, respectively. Partially offsetting the increase in cash provided by financing activities was the absence of the issuance of common stock under the Company's "at-the-market" offering during 2022, as discussed in Note 7.
Defined benefit pension plans
There were no material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2021 Annual Report. For more information, see Note 18 and Part II, Item 7 in the 2021 Annual Report.
Capital expenditures
Capital expenditures for the first three months of 2022 and 2021 were $119.8 million and $107.2 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $769.9 million for 2022. Capital expenditures have been updated from what was previously reported in the 2021 Annual Report to accommodate project timeline and scope changes made throughout the first quarter of 2022.
The Company has included in the estimated capital expenditures for 2022 the Wahpeton Expansion and additional growth projects at the pipeline segment and construction of Heskett Unit 4 at the natural gas distribution segment, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; routine replacements; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, environmental upgrades; and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for 2022 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities if necessary.

Index
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, cash from the issuance of long-term debt and cash from the sale of equity securities.
Debt resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2021 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at March 31, 2022:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$29.4	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$49.9	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$35.9	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$319.1	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At March 31, 2022, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At March 31, 2022, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 54 percent, 57 percent and 55 percent at March 31, 2022 and 2021, and December 31, 2021, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
Centennial On March 18, 2022, Centennial entered into a $100.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of March 17, 2023. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
On March 23, 2022, Centennial issued $150.0 million of senior notes under a note purchase agreement with maturity dates ranging from March 23, 2032 to March 23, 2034, at a weighted average interest rate of 3.71 percent. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 60 percent.
Equity Resources
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be

Index
offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of March 31, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Shares issued	—	.7
Net proceeds *	$(.1)	$19.7	**
*    Net proceeds include issuance costs of $127,000 and $300,000 for the three months ended March 31, 2022 and 2021, respectively
**    Net proceeds were used for capital expenditures.

Material cash requirements
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2021 Annual Report. There were no material changes in the Company's contractual obligations related to estimated interest payments, purchase commitments, asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2022 from those reported in the 2021 Annual Report.
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
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; regulatory assets expected to be recovered in rates charged to customers; revenue recognized using the cost-to-cost measure of progress for contracts; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting estimates from those reported in the 2021 Annual Report. For more information on critical accounting estimates, see Part II, Item 7 in the 2021 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
There were no material changes to interest rate risk faced by the Company from those reported in the 2021 Annual Report.
At March 31, 2022, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the 2021 Annual Report.

Index
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2021 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2021 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2022, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2022	—	$—	—	—
February 1 through February 28, 2022	266,821	$27.73	—	—
March 1 through March 31, 2022	—	$—	—	—
Total	266,821	$27.73	—	—
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

MDU RESOURCES GROUP, INC.

DATE:	May 5, 2022	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller