Form 10-Q
period 2022-06-30
MDU RESOURCES GROUP INC
filed 2022-08-05
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2022: 203,350,740 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2021 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2021
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Diamond Willow	Diamond Willow Wind Farm located in Montana
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Federal Reserve	Federal Reserve System, the central banking system of the United States.
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRS	Internal Revenue Service
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality

Index

NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

Index
Introduction
The Company's mission is to deliver superior value to stakeholders by providing essential infrastructure and services to America. The Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services that are regulated by state public service commissions and/or the FERC. The Company also provides construction services to a variety of industries, including commercial, industrial and utility customers, and provides construction materials through aggregate mining and marketing of related products, such as ready-mix concrete, asphalt and asphalt oil.
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
On August 4, 2022, the Company announced its Board of Directors unanimously approved a plan to pursue the separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. The separation is expected to result in two independent, publicly traded and well-capitalized companies: (1) MDU Resources Group, Inc., the existing company and (2) Knife River, a construction materials and contracting company.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$323,457	$260,568	$876,913	$702,951
Non-regulated pipeline, construction materials and contracting, construction services and other	1,397,464	1,163,089	2,260,567	1,948,644
Total operating revenues	1,720,921	1,423,657	3,137,480	2,651,595
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	94,261	89,404	191,928	183,737
Non-regulated pipeline, construction materials and contracting, construction services and other	1,222,540	988,392	2,032,770	1,705,717
Total operation and maintenance	1,316,801	1,077,796	2,224,698	1,889,454
Purchased natural gas sold	115,312	63,213	382,665	239,450
Depreciation, depletion and amortization	84,758	73,661	164,880	147,384
Taxes, other than income	61,551	53,189	129,035	115,724
Electric fuel and purchased power	21,929	18,109	48,290	36,730
Total operating expenses	1,600,351	1,285,968	2,949,568	2,428,742
Operating income	120,570	137,689	187,912	222,853
Other income (expense)	(4,246)	9,027	(6,646)	12,381
Interest expense	28,113	23,381	53,373	46,835
Income before income taxes	88,211	123,335	127,893	188,399
Income taxes	17,579	23,164	25,528	36,112
Income from continuing operations	70,632	100,171	102,365	152,287
Discontinued operations, net of tax	35	19	65	34
Net income	$70,667	$100,190	$102,430	$152,321
Earnings per share - basic:
Income from continuing operations	$.35	$.50	$.50	$.76
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.35	$.50	$.50	$.76
Earnings per share - diluted:
Income from continuing operations	$.35	$.50	$.50	$.76
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.35	$.50	$.50	$.76
Weighted average common shares outstanding - basic	203,351	201,345	203,351	201,028
Weighted average common shares outstanding - diluted	203,401	201,693	203,396	201,328
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$70,667	$100,190	$102,430	$152,321
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $36 and $36 for the three months ended and $72 and $73 for the six months ended in 2022 and 2021, respectively	111	112	223	223
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $148 and $160 for the three months ended and $312 and $311 for the six months ended in 2022 and 2021, respectively	461	457	906	923
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $(1,086) and $— for the three months ended and $(1,086) and $— for the six months ended in 2022 and 2021, respectively	(3,265)	—	(3,265)	—
Postretirement liability adjustment	(2,804)	457	(2,359)	923
Net unrealized loss on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(34) and $(13) for the three months ended and $(119) and $(25) for the six months ended in 2022 and 2021, respectively	(128)	(52)	(448)	(96)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $7 and $6 for the three months ended and $15 and $15 for the six months ended in 2022 and 2021, respectively	25	25	57	60
Net unrealized loss on available-for-sale investments	(103)	(27)	(391)	(36)
Other comprehensive income (loss)	(2,796)	542	(2,527)	1,110
Comprehensive income attributable to common stockholders	$67,871	$100,732	$99,903	$153,431
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2022	June 30, 2021	December 31, 2021
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$65,394	$57,946	$54,161
Receivables, net	1,184,116	903,831	946,741
Inventories	401,433	316,328	335,609
Current regulatory assets	102,535	109,581	118,691
Prepayments and other current assets	105,753	74,259	95,741
Total current assets	1,859,231	1,461,945	1,550,943
Noncurrent assets:
Property, plant and equipment	9,099,752	8,417,559	8,972,849
Less accumulated depreciation, depletion and amortization	3,210,940	3,129,717	3,216,461
Net property, plant and equipment	5,888,812	5,287,842	5,756,388
Goodwill	763,262	717,863	765,386
Other intangible assets, net	20,040	23,401	22,578
Regulatory assets	347,061	376,913	357,851
Investments	161,247	173,157	175,476
Operating lease right-of-use assets	115,802	112,437	124,138
Other	173,670	144,653	157,675
Total noncurrent assets	7,469,894	6,836,266	7,359,492
Total assets	$9,329,125	$8,298,211	$8,910,435
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$100,000	$50,000	$—
Long-term debt due within one year	214,453	1,549	148,053
Accounts payable	579,064	431,878	478,933
Taxes payable	84,970	78,805	80,372
Dividends payable	44,229	42,791	44,229
Accrued compensation	98,159	95,909	81,904
Operating lease liabilities due within one year	33,626	31,787	35,368
Regulatory liabilities due within one year	17,884	23,454	16,303
Other accrued liabilities	208,290	188,187	207,078
Total current liabilities	1,380,675	944,360	1,092,240
Noncurrent liabilities:
Long-term debt	2,713,514	2,335,500	2,593,847
Deferred income taxes	597,733	538,633	591,962
Asset retirement obligations	467,995	450,620	458,061
Regulatory liabilities	433,019	428,467	428,790
Operating lease liabilities	82,891	81,052	89,253
Other	266,488	320,777	273,408
Total noncurrent liabilities	4,561,640	4,155,049	4,435,321
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,889,661 at June 30, 2022, 202,822,301 at June 30, 2021 and 203,889,661 at December 31, 2021	203,889	202,822	203,889
Other paid-in capital	1,454,131	1,422,169	1,461,205
Retained earnings	1,775,947	1,624,405	1,762,410
Accumulated other comprehensive loss	(43,531)	(46,968)	(41,004)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,386,810	3,198,802	3,382,874
Total liabilities and stockholders' equity	$9,329,125	$8,298,211	$8,910,435
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	203,889,661	$203,889	$1,461,205	$1,762,410	$(41,004)	(538,921)	$(3,626)	$3,382,874
Net income	—	—	—	31,763	—	—	—	31,763
Other comprehensive income	—	—	—	—	269	—	—	269
Dividends declared on common stock	—	—	—	(44,447)	—	—	—	(44,447)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	—	—	(127)	—	—	—	—	(127)
At March 31, 2022	203,889,661	$203,889	$1,451,464	$1,749,726	$(40,735)	(538,921)	$(3,626)	$3,360,718
Net income	—	—	—	70,667	—	—	—	70,667
Other comprehensive loss	—	—	—	—	(2,796)	—	—	(2,796)
Dividends declared on common stock	—	—	—	(44,446)	—	—	—	(44,446)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Issuance of common stock	—	—	(22)	—	—	—	—	(22)
At June 30, 2022	203,889,661	$203,889	$1,454,131	$1,775,947	$(43,531)	(538,921)	$(3,626)	$3,386,810

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2020	201,061,198	$201,061	$1,371,385	$1,558,363	$(48,078)	(538,921)	$(3,626)	$3,079,105
Net income	—	—	—	52,131	—	—	—	52,131
Other comprehensive income	—	—	—	—	568	—	—	568
Dividends declared on common stock	—	—	—	(42,943)	—	—	—	(42,943)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Repurchase of common stock	—	—	—	—	—	(392,294)	(6,701)	(6,701)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(10,828)	—	—	392,294	6,701	(4,127)
Issuance of common stock	672,260	672	19,027	—	—	—	—	19,699
At March 31, 2021	201,733,458	$201,733	$1,382,158	$1,567,551	$(47,510)	(538,921)	$(3,626)	$3,100,306
Net income	—	—	—	100,190	—	—	—	100,190
Other comprehensive income	—	—	—	—	542	—	—	542
Dividends declared on common stock	—	—	—	(43,336)	—	—	—	(43,336)
Stock-based compensation	—	—	6,150	—	—	—	—	6,150
Issuance of common stock	1,088,843	1,089	33,861	—	—	—	—	34,950
At June 30, 2021	202,822,301	$202,822	$1,422,169	$1,624,405	$(46,968)	(538,921)	$(3,626)	$3,198,802
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Operating activities:
Net income	$102,430	$152,321
Discontinued operations, net of tax	65	34
Income from continuing operations	102,365	152,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	164,880	147,384
Deferred income taxes	1,464	14,498
Provision for credit losses	2,244	(1,158)
Amortization of debt issuance costs	709	633
Employee stock-based compensation costs	5,378	8,724
Pension and postretirement benefit plan net periodic benefit credit	(3,004)	(2,457)
Unrealized (gains) losses on investments	13,210	(3,795)
Gains on sales of assets	(5,434)	(8,021)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(242,252)	(17,358)
Inventories	(63,840)	(25,330)
Other current assets	12,888	(52,768)
Accounts payable	104,451	(3,845)
Other current liabilities	29,178	(22,605)
Pension and postretirement benefit plan contributions	(262)	(225)
Other noncurrent changes	(4,509)	(3,095)
Net cash provided by continuing operations	117,466	182,869
Net cash used in discontinued operations	(16)	(58)
Net cash provided by operating activities	117,450	182,811
Investing activities:
Capital expenditures	(290,145)	(261,937)
Acquisitions, net of cash acquired	(524)	(13,721)
Net proceeds from sale or disposition of property and other	4,324	12,402
Investments	(4,680)	(3,244)
Net cash used in investing activities	(291,025)	(266,500)
Financing activities:
Issuance of short-term borrowings	100,000	50,000
Repayment of short-term borrowings	—	(50,000)
Issuance of long-term debt	334,329	171,774
Repayment of long-term debt	(147,544)	(48,151)
Debt issuance costs	(1,068)	(5)
Net proceeds from issuance of common stock	(149)	54,649
Dividends paid	(88,457)	(85,351)
Repurchase of common stock	(7,399)	(6,701)
Tax withholding on stock-based compensation	(4,904)	(4,127)
Net cash provided by financing activities	184,808	82,088
Increase (decrease) in cash and cash equivalents	11,233	(1,601)
Cash and cash equivalents -- beginning of year	54,161	59,547
Cash and cash equivalents -- end of period	$65,394	$57,946
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2022 and 2021
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
On August 4, 2022, the Company announced its Board of Directors unanimously approved a plan to pursue the separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes.
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
In the fourth quarter of 2021, the Company made changes to the presentation of the Consolidated Statements of Cash Flows to provide further clarity on the sources and uses of net cash provided by operating activities and net cash provided by (used in) financing activities. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact total net cash provided by operating activities or net cash provided by financing activities for the six months ended June 30, 2021.
Management has also evaluated the impact of events occurring after June 30, 2022, up to the date of the issuance of these consolidated interim financial statements on August 5, 2022, that would require recognition or disclosure in the Consolidated Financial Statements.
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
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $37.0 million, $34.2 million and $44.8 million at June 30, 2022 and 2021, and December 31, 2021, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2021	$269	$1,506	$2	$5,406	$2,533	$9,716
Current expected credit loss provision	565	1,369	—	(253)	54	1,735
Less write-offs charged against the allowance	597	932	—	27	71	1,627
Credit loss recoveries collected	124	180	—	—	28	332
At March 31, 2022	$361	$2,123	$2	$5,126	$2,544	$10,156
Current expected credit loss provision	113	92	—	12	292	509
Less write-offs charged against the allowance	234	939	—	108	104	1,385
Credit loss recoveries collected	108	177	—	—	—	285
At June 30, 2022	$348	$1,453	$2	$5,030	$2,732	$9,565

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision	538	1,273	—	(1,049)	(1,079)	(317)
Less write-offs charged against the allowance	888	1,107	—	273	401	2,669
Credit loss recoveries collected	129	213	—	—	—	342
At March 31, 2021	$678	$2,950	$2	$4,842	$4,242	$12,714
Current expected credit loss provision	(110)	(103)	—	11	(639)	(841)
Less write-offs charged against the allowance	341	787	—	232	64	1,424
Credit loss recoveries collected	100	199	—	—	—	299
At June 30, 2021	$327	$2,259	$2	$4,621	$3,539	$10,748

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

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Aggregates held for resale	$200,569	$183,977	$184,363
Asphalt oil	92,905	51,500	57,002
Materials and supplies	40,405	27,969	30,629
Merchandise for resale	38,293	26,871	28,501
Natural gas in storage (current)	15,014	10,824	18,867
Other	14,247	15,187	16,247
Total	$401,433	$316,328	$335,609
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.2 million at June 30, 2022 and $47.5 million at June 30, 2021 and December 31, 2021.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,351	201,345	203,351	201,028
Effect of dilutive performance share awards and restricted stock units	50	348	45	300
Weighted average common shares outstanding - diluted	203,401	201,693	203,396	201,328
Shares excluded from the calculation of diluted earnings per share	52	—	175	—
Dividends declared per common share	$.2175	$.2125	$.4350	$.4250
Note 7 - Equity
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of June 30, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program.

Index
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021		2022	2021
	(In millions)
Shares issued	—	1.1		—	1.8
Net proceeds *	$—	$34.9	**	$(.1)	$54.6	**
*    Net proceeds include issuance costs of $22,000 and $149,000 for the three and six months ended June 30, 2022, respectively, and $443,000 and $743,000 for the three and six months ended June 30, 2021, respectively.
**    Net proceeds were used for capital expenditures.

Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(538)	$(40,461)	$(5)	$(41,004)
Other comprehensive loss before reclassifications	—	—	(320)	(320)
Amounts reclassified from accumulated other comprehensive loss	112	445	32	589
Net current-period other comprehensive income (loss)	112	445	(288)	269
At March 31, 2022	$(426)	$(40,016)	$(293)	$(40,735)
Other comprehensive loss before reclassifications	—	—	(128)	(128)
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(3,265)	—	(3,265)
Amounts reclassified from accumulated other comprehensive loss	111	461	25	597
Net current-period other comprehensive income (loss)	111	(2,804)	(103)	(2,796)
At June 30, 2022	$(315)	$(42,820)	$(396)	$(43,531)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive loss before reclassifications	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss	111	466	35	612
Net current-period other comprehensive income (loss)	111	466	(9)	568
At March 31, 2021	$(873)	$(46,741)	$104	$(47,510)
Other comprehensive loss before reclassifications	—	—	(52)	(52)
Amounts reclassified from accumulated other comprehensive loss	112	457	25	594
Net current-period other comprehensive income (loss)	112	457	(27)	542
At June 30, 2021	$(761)	$(46,284)	$77	$(46,968)

Index
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(147)	$(148)	$(295)	$(296)	Interest expense
	36	36	72	73	Income taxes
	(111)	(112)	(223)	(223)
Amortization of postretirement liability losses included in net periodic benefit credit	(609)	(617)	(1,218)	(1,234)	Other income
	148	160	312	311	Income taxes
	(461)	(457)	(906)	(923)
Reclassification adjustment on available-for-sale investments included in net income	(32)	(31)	(72)	(75)	Other income
	7	6	15	15	Income taxes
	(25)	(25)	(57)	(60)
Total reclassifications	$(597)	$(594)	$(1,186)	$(1,206)
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

Three Months Ended June 30, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$29,363	$116,749	$—	$—	$—	$—	$146,112
Commercial utility sales	34,015	72,354	—	—	—	—	106,369
Industrial utility sales	10,923	9,009	—	—	—	—	19,932
Other utility sales	1,880	—	—	—	—	—	1,880
Natural gas transportation	—	11,456	31,967	—	—	—	43,423
Natural gas storage	—	—	2,896	—	—	—	2,896
Contracting services	—	—	—	330,682	—	—	330,682
Construction materials	—	—	—	550,363	—	—	550,363
Intrasegment eliminations	—	—	—	(169,232)	—	—	(169,232)
Electrical & mechanical specialty contracting	—	—	—	—	507,233	—	507,233
Transmission & distribution specialty contracting	—	—	—	—	166,174	—	166,174
Other	10,216	3,751	2,676	—	109	4,389	21,141
Intersegment eliminations	(124)	(141)	(7,792)	(200)	(1,803)	(4,389)	(14,449)
Revenues from contracts with customers	86,273	213,178	29,747	711,613	671,713	—	1,712,524
Revenues out of scope	(812)	(2,738)	66	—	11,881	—	8,397
Total external operating revenues	$85,461	$210,440	$29,813	$711,613	$683,594	$—	$1,720,921

Index

Three Months Ended June 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$29,258	$83,480	$—	$—	$—	$—	$112,738
Commercial utility sales	33,834	47,612	—	—	—	—	81,446
Industrial utility sales	10,354	6,180	—	—	—	—	16,534
Other utility sales	1,825	—	—	—	—	—	1,825
Natural gas transportation	—	11,451	27,685	—	—	—	39,136
Natural gas storage	—	—	3,094	—	—	—	3,094
Contracting services	—	—	—	280,834	—	—	280,834
Construction materials	—	—	—	498,762	—	—	498,762
Intrasegment eliminations	—	—	—	(145,780)	—	—	(145,780)
Electrical & mechanical specialty contracting	—	—	—	—	347,702	—	347,702
Transmission & distribution specialty contracting	—	—	—	—	165,123	—	165,123
Other	9,465	2,794	4,810	—	57	3,389	20,515
Intersegment eliminations	(136)	(142)	(7,862)	(142)	(797)	(3,361)	(12,440)
Revenues from contracts with customers	84,600	151,375	27,727	633,674	512,085	28	1,409,489
Revenues out of scope	(950)	2,413	46	—	12,659	—	14,168
Total external operating revenues	$83,650	$153,788	$27,773	$633,674	$524,744	$28	$1,423,657

Six Months Ended June 30, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$66,667	$375,565	$—	$—	$—	$—	$442,232
Commercial utility sales	69,615	235,963	—	—	—	—	305,578
Industrial utility sales	21,229	22,033	—	—	—	—	43,262
Other utility sales	3,630	—	—	—	—	—	3,630
Natural gas transportation	—	23,837	63,541	—	—	—	87,378
Natural gas storage	—	—	6,615	—	—	—	6,615
Contracting services	—	—	—	444,949	—	—	444,949
Construction materials	—	—	—	792,095	—	—	792,095
Intrasegment eliminations	—	—	—	(215,266)	—	—	(215,266)
Electrical & mechanical specialty contracting	—	—	—	—	900,041	—	900,041
Transmission & distribution specialty contracting	—	—	—	—	314,640	—	314,640
Other	22,969	6,360	4,386	—	157	8,730	42,602
Intersegment eliminations	(247)	(277)	(33,734)	(330)	(2,861)	(8,730)	(46,179)
Revenues from contracts with customers	183,863	663,481	40,808	1,021,448	1,211,977	—	3,121,577
Revenues out of scope	(4,807)	(2,623)	124	—	23,209	—	15,903
Total external operating revenues	$179,056	$660,858	$40,932	$1,021,448	$1,235,186	$—	$3,137,480

Index

Six Months Ended June 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$62,694	$286,617	$—	$—	$—	$—	$349,311
Commercial utility sales	66,762	167,664	—	—	—	—	234,426
Industrial utility sales	20,383	14,992	—	—	—	—	35,375
Other utility sales	3,391	—	—	—	—	—	3,391
Natural gas transportation	—	23,903	57,102	—	—	—	81,005
Natural gas storage	—	—	7,123	—	—	—	7,123
Contracting services	—	—	—	376,859	—	—	376,859
Construction materials	—	—	—	715,174	—	—	715,174
Intrasegment eliminations	—	—	—	(192,496)	—	—	(192,496)
Electrical & mechanical specialty contracting	—	—	—	—	702,892	—	702,892
Transmission & distribution specialty contracting	—	—	—	—	316,486	—	316,486
Other	19,238	5,803	7,470	—	93	6,730	39,334
Intersegment eliminations	(271)	(284)	(34,092)	(204)	(1,839)	(6,685)	(43,375)
Revenues from contracts with customers	172,197	498,695	37,603	899,333	1,017,632	45	2,625,505
Revenues out of scope	(3,873)	5,299	82	—	24,582	—	26,090
Total external operating revenues	$168,324	$503,994	$37,685	$899,333	$1,042,214	$45	$2,651,595
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
The changes in contract assets and liabilities were as follows:

	June 30, 2022	December 31, 2021	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$236,951	$125,742	$111,209	Receivables, net
Contract liabilities - current	(167,507)	(179,140)	11,633	Accounts payable
Contract liabilities - noncurrent	(19)	(118)	99	Noncurrent liabilities - other
Net contract assets (liabilities)	$69,425	$(53,516)	$122,941
The Company recognized $14.8 million and $136.7 million in revenue for the three and six months ended June 30, 2022, respectively, which was previously included in contract liabilities at December 31, 2021. The Company recognized $21.9 million and $145.3 million in revenue for the three and six months ended June 30, 2021, respectively, which was previously included in contract liabilities at December 31, 2020.
The Company recognized a net increase in revenues of $30.0 million and $42.4 million for the three and six months ended June 30, 2022, respectively, from performance obligations satisfied in prior periods. The company recognized a net increase in revenues of $27.3 million and $54.6 million for the three and six months ended June 30, 2021, respectively, from performance obligations satisfied in prior periods.

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
The remaining performance obligations at the pipeline segment include firm transportation contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient, which does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation and non-regulated contracts. The Company's firm transportation contracts included in the remaining performance obligations have weighted average remaining durations of less than five years.
At June 30, 2022, the Company's remaining performance obligations were $3.5 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.8 billion within the next 12 months or less; $389.0 million within the next 13 to 24 months; and $368.4 million in 25 months or more.
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
The Company had no acquisitions in the first half of 2022.
In 2021, the construction materials and contracting segment's acquisitions included:
•Baker Rock Resources and Oregon Mainline Paving, two premier construction materials companies located around the Portland, Oregon metro area, acquired in November 2021. At June 30, 2022, the purchase price allocation was preliminary and will be finalized within 12 months of the acquisition date.
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
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income. For the six months ended June 30, 2022, the Company had no acquisition costs. For the six months ended June 30, 2021, acquisition costs were not material.
Note 11 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $12.0 million and $23.4 million for the three and six months ended June 30, 2022, respectively. The Company recognized revenue from operating leases of $12.8 million and $24.8 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, the Company had $8.7 million of lease receivables with a majority due within 12 months.

Index
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2022
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	276,426	—	(2,124)	274,302
Construction services	143,224	—	—	143,224
Total	$765,386	$—	$(2,124)	$763,262

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at June 30, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	2,900	—	228,903
Construction services	143,224	—	—	143,224
Total	$714,963	$2,900	$—	$717,863

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	50,640	(217)	276,426
Construction services	143,224	—	—	143,224
Total	$714,963	$50,640	$(217)	$765,386
Other amortizable intangible assets were as follows:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Customer relationships	$28,990	$29,423	$29,740
Less accumulated amortization	11,812	8,765	10,650
	17,178	20,658	19,090
Noncompete agreements	4,591	3,991	4,591
Less accumulated amortization	3,206	2,576	2,856
	1,385	1,415	1,735
Other	5,607	11,957	12,601
Less accumulated amortization	4,130	10,629	10,848
	1,477	1,328	1,753
Total	$20,040	$23,401	$22,578
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2021. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2022, was $1.3 million and $2.5 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2021, was $1.2 million and $2.7 million, respectively. Estimated amortization expense for identifiable intangible assets as of June 30, 2022, was:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Amortization expense	$2,285	$4,591	$4,305	$2,291	$1,781	$4,787

Index
Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of June 30, 2022	*	June 30, 2022	June 30, 2021	December 31, 2021
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$83,557	$85,045	$86,371
Conservation programs	Up to 1 year		7,883	7,580	8,225
Decoupling	Up to 1 year		4,615	6,750	9,131
Cost recovery mechanisms	Up to 1 year		3,459	5,692	4,536
Other	Up to 1 year		3,021	4,514	10,428
			102,535	109,581	118,691
Noncurrent:
Pension and postretirement benefits	**		137,582	155,906	142,681
Cost recovery mechanisms	Up to 10 years		64,096	44,415	44,870
Plant costs/asset retirement obligations	Over plant lives		63,334	72,853	63,116
Plant to be retired	-		27,628	46,061	50,070
Manufactured gas plant site remediation	-		26,031	26,155	26,053
Taxes recoverable from customers	Over plant lives		12,365	10,929	12,339
Long-term debt refinancing costs	Up to 38 years		3,482	4,110	3,794
Natural gas costs recoverable through rate adjustments	Up to 2 years		1,839	8,389	5,186
Other	Up to 17 years		10,704	8,095	9,742
			347,061	376,913	357,851
Total regulatory assets			$449,596	$486,494	$476,542
Regulatory liabilities:
Current:
Electric fuel and purchased power deferral	Up to 1 year		$4,161	$5,431	$—
Taxes refundable to customers	Up to 1 year		3,728	3,434	3,841
Cost recovery mechanisms	Up to 1 year		3,172	1,388	214
Natural gas costs refundable through rate adjustments	Up to 1 year		738	8,935	6,700
Other	Up to 1 year		6,085	4,266	5,548
			17,884	23,454	16,303
Noncurrent:
Taxes refundable to customers	Over plant lives		209,022	222,098	215,421
Plant removal and decommissioning costs	Over plant lives		172,755	171,381	168,152
Pension and postretirement benefits	**		19,686	16,940	20,434
Accumulated deferred investment tax credit	Up to 20 years		14,009	11,915	12,696
Cost recovery mechanisms	Up to 20 years		10,898	2,499	7,727
Other	Up to 16 years		6,649	3,634	4,360
			433,019	428,467	428,790
Total regulatory liabilities			$450,903	$451,921	$445,093
Net regulatory position			$(1,307)	$34,573	$31,449
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

At June 30, 2022 and 2021, and December 31, 2021, approximately $262.9 million, $317.0 million and $296.6 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant retirement and the estimated future cost of manufactured gas plant site remediation.
In the last half of 2021 and the first half of 2022, the Company has experienced higher natural gas costs due to the increase in demand outpacing the supply along with the impact of global events. This increase in natural gas costs experienced in certain jurisdictions has been offset by the recovery of prior period natural gas costs being recovered over a period longer than the normal one-year period, as further discussed below.

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
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company accelerated the depreciation related to these facilities in property, plant and equipment and recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. Requests were filed with the NDPSC and SDPUC, and subsequently approved, to offset the savings associated with the cessation of operations of these units with the amortization of the deferred regulatory assets. The Company ceased operations of Lewis & Clark Station in March 2021 and Units 1 and 2 at Heskett Station in February 2022. The Company subsequently reclassified the costs being recovered for these facilities from plant retirement to cost recovery mechanisms in the previous table and began amortizing the associated plant retirement and closure costs in the jurisdictions where requests were filed, as previously discussed. The Company expects to recover the regulatory assets related to the plant retirements in future rates.
If, for any reason, the Company's regulated businesses cease to meet the criteria for application of regulatory accounting for all or part of their operations, the regulatory assets and liabilities relating to those portions ceasing to meet such criteria would be written off and included in the statement of income or accumulated other comprehensive loss in the period in which the discontinuance of regulatory accounting occurs.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $97.4 million, $105.7 million and $109.6 million, at June 30, 2022 and 2021, and December 31, 2021, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $8.4 million and $14.1 million for the three and six months ended June 30, 2022, respectively. The net unrealized gain on these investments was $3.8 million and $3.9 million for the three and six months ended June 30, 2021. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

June 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,128	$—	$419	$7,709
U.S. Treasury securities	3,125	—	83	3,042
Total	$11,253	$—	$502	$10,751

Index

June 30, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,278	$127	$9	$8,396
U.S. Treasury securities	2,893	—	21	2,872
Total	$11,171	$127	$30	$11,268

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,702	$51	$47	$8,706
U.S. Treasury securities	2,407	—	11	2,396
Total	$11,109	$51	$58	$11,102
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2022
	(In thousands)
Assets:
Money market funds	$—	$8,333	$—	$8,333
Insurance contracts*	—	97,431	—	97,431
Available-for-sale securities:
Mortgage-backed securities	—	7,709	—	7,709
U.S. Treasury securities	—	3,042	—	3,042
Total assets measured at fair value	$—	$116,515	$—	$116,515
*    The insurance contracts invest approximately 64 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 7 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

	Fair Value Measurements at June 30, 2021, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2021
	(In thousands)
Assets:
Money market funds	$—	$12,234	$—	$12,234
Insurance contracts*	—	105,684	—	105,684
Available-for-sale securities:
Mortgage-backed securities	—	8,396	—	8,396
U.S. Treasury securities	—	2,872	—	2,872
Total assets measured at fair value	$—	$129,186	$—	$129,186
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Carrying amount	$2,927,967	$2,337,049	$2,741,900
Fair value	$2,753,684	$2,616,232	$2,984,866
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2022	June 30, 2022	June 30, 2021	December 31, 2021
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to June 15, 2062	4.29%	$2,365,000	$1,950,000	$2,125,000
Commercial paper supported by revolving credit agreements	1.96%	495,400	297,400	450,300
Credit agreements due on June 7, 2024	4.75%	29,860	48,550	127,500
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Term Loan Agreement due on September 3, 2032	2.00%	7,700	8,400	7,700
Other notes due on dates ranging from January 1, 2024 to January 1, 2061	.95%	2,411	3,232	2,564
Less unamortized debt issuance costs		6,809	5,505	6,090
Less discount		595	28	74
Total long-term debt		2,927,967	2,337,049	2,741,900
Less current maturities		214,453	1,549	148,053
Net long-term debt		$2,713,514	$2,335,500	$2,593,847
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at June 30, 2022, were as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Long-term debt maturities	$147,953	$77,923	$586,064	$177,802	$140,802	$1,804,827
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Interest, net*	$50,294	$45,870
Income taxes paid, net	$16,520	$46,734
*    AFUDC - borrowed was $1.3 million and $816,000 for the six months ended June 30, 2022 and 2021, respectively.

Noncash investing and financing transactions were as follows:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,907	$17,224	$55,987
Property, plant and equipment additions in accounts payable	$46,295	$31,886	$57,605
Debt assumed in connection with a business combination	$—	$—	$10

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
The construction services segment provides a full spectrum of construction services through its electrical and mechanical and transmission and distribution specialty contracting services across the United States. These specialty contracting services are provided to utilities and manufacturing, transportation, commercial, industrial, institutional, renewable and governmental customers. Its electrical and mechanical contracting services include construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its transmission and distribution contracting services include construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as manufacturing and distribution of transmission line construction equipment and tools.
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
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$85,461	$83,650	$179,056	$168,324
Natural gas distribution	210,440	153,788	660,858	503,994
Pipeline	27,556	23,130	36,999	30,633
	323,457	260,568	876,913	702,951
Non-regulated operations:
Pipeline	2,257	4,643	3,933	7,052
Construction materials and contracting	711,613	633,674	1,021,448	899,333
Construction services	683,594	524,744	1,235,186	1,042,214
Other	—	28	—	45
	1,397,464	1,163,089	2,260,567	1,948,644
Total external operating revenues	$1,720,921	$1,423,657	$3,137,480	$2,651,595

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$124	$136	$247	$271
Natural gas distribution	141	142	277	284
Pipeline	7,404	7,695	33,338	33,685
	7,669	7,973	33,862	34,240
Non-regulated operations:
Pipeline	388	167	396	407
Construction materials and contracting	200	142	330	204
Construction services	1,803	797	2,861	1,839
Other	4,389	3,361	8,730	6,685
	6,780	4,467	12,317	9,135
Intersegment eliminations	(14,449)	(12,440)	(46,179)	(43,375)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$8,325	$12,806	$23,369	$26,672
Natural gas distribution	(638)	3,601	55,617	57,173
Pipeline	12,602	11,076	24,484	23,612
Construction materials and contracting	54,354	72,452	9,749	37,563
Construction services	46,141	37,774	75,639	78,051
Other	(214)	(20)	(946)	(218)
Total operating income	$120,570	$137,689	$187,912	$222,853

Net income (loss):
Regulated operations:
Electric	$4,601	$10,304	$15,880	$21,054
Natural gas distribution	(7,498)	(707)	28,817	35,471
Pipeline	7,191	8,089	15,147	17,283
	4,294	17,686	59,844	73,808
Non-regulated operations:
Pipeline	(60)	1,106	(679)	810
Construction materials and contracting	32,584	51,396	(7,427)	20,584
Construction services	34,454	28,885	55,778	58,709
Other	(640)	1,098	(5,151)	(1,624)
	66,338	82,485	42,521	78,479
Income from continuing operations	70,632	100,171	102,365	152,287
Discontinued operations, net of tax	35	19	65	34
Net income	$70,667	$100,190	$102,430	$152,321

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit credit for the Company's pension benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Components of net periodic benefit credit:
Interest cost	$2,631	$2,455	$5,262	$4,910
Expected return on assets	(4,864)	(4,894)	(9,728)	(9,788)
Amortization of net actuarial loss	1,671	2,004	3,342	4,008
Net periodic benefit credit	$(562)	$(435)	$(1,124)	$(870)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Components of net periodic benefit credit:
Service cost	$354	$400	$708	$800
Interest cost	474	466	948	932
Expected return on assets	(1,322)	(1,275)	(2,644)	(2,550)
Amortization of prior service credit	(350)	(349)	(700)	(698)
Amortization of net actuarial (gain) loss	(54)	6	(108)	12
Net periodic benefit credit, including amount capitalized	(898)	(752)	(1,796)	(1,504)
Less amount capitalized	53	44	84	83
Net periodic benefit credit	$(951)	$(796)	$(1,880)	$(1,587)

The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $773,000 and $769,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million for both the six months ended June 30, 2022 and 2021. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
Note 19 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant open regulatory proceedings and cases by jurisdiction including updates to those reported in the 2021 Annual Report and should be read in conjunction with previous filings. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.

Index
IPUC
Intermountain defers the difference between the actual cost of gas spent to serve customers and the amount approved to be recovered from customers and annually prepares a true-up pursuant to the purchased gas adjustment tariff. On May 31, 2022, Intermountain filed an application with the IPUC for an out-of-cycle cost of gas adjustment requesting an increase in rates of approximately $67.0 million annually or approximately 25.2 percent above current rates. The primary reason for the requested increase was to mitigate the under collection balance due to the significant increase in the commodity price for natural gas. On July 29, 2022, the request was approved with rates effective August 1, 2022. The new rates will be in effect until October 1, 2022, when rates based on Intermountain's annual purchased gas adjustment tariff filing will take effect, which is expected to be filed in August 2022.
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
On June 1, 2022, Great Plains filed an application with the MNPUC for a decrease in its depreciation and amortization rates of approximately $1.2 million annually or a decrease from a combined rate of 4.5 percent to 2.8 percent. Great Plains has requested the rates be retroactive to January 1, 2022. This matter is pending before the MNPUC.
NDPSC
On May 16, 2022, Montana-Dakota filed an application with the NDPSC for an electric general rate increase of approximately $25.4 million annually or 12.3 percent above current rates. The requested increase was primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. The NDPSC has 7 months to render a final decision on the rate case. On July 14, 2022, the NDPSC approved an interim rate increase of approximately $10.9 million annually or 5.3 percent above current rates, subject to refund, for service rendered on and after July 15, 2022.
On July 15, 2022, Montana-Dakota filed an application with the NDPSC to request an update to its transmission cost adjustment rider requesting to recover revenues of $12.9 million, which includes a true-up of the prior period adjustment, resulting in a decrease of $1.6 million from current rates. The request is to recover transmission-related expenses and the revenue requirement for transmission facilities not currently recovered through electric service rates. The request proposes the rates be effective for service rendered on and after November 1, 2022. This matter is pending before the NDPSC.
SDPUC
Montana-Dakota has a transmission cost recovery rider that allows annual updates to rates for actual costs associated with transmission-related projects and services. On March 1, 2022, Montana-Dakota filed an annual update to its transmission cost recovery rider to recover a revenue requirement of approximately $2.5 million annually, which reflects a true-up of the prior period adjustment, resulting in an increase in current rates of approximately $1.5 million. On May 12, 2022, the SDPUC approved the rates as requested with an effective date of June 1, 2022.
WUTC
On September 30, 2021, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.7 million annually or approximately 5.1 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as to recover 2021 wage increases. On March 22, 2022, Cascade filed a multi-party settlement and stipulation on behalf of Cascade and the staff of the WUTC that would result in a revenue requirement increase of approximately $10.7 million annually or approximately 4.0 percent above current rates. The WUTC has until September 1, 2022, to render a final decision on the rate case. This matter is pending before the WUTC.
On March 24, 2022, Cascade filed a request for a tariff revision with the WUTC to rectify an inadvertent IRS normalization violation resulting from its tariff established in 2018 that passes back to customers the reversal of plant-related excess deferred income taxes through an annual rate adjustment. This request was made in response to the issuance of an IRS private letter ruling to another Washington utility with the same annual rate adjustment tariff, which addressed its normalization violation. The private letter ruling concluded the tariff to refund excess deferred income taxes without corresponding adjustments for other components of rate base or changes in depreciation or income tax expense, is an impermissible methodology under the IRS normalization and consistency rules. Cascade's request proposes a similar remedy through the tariff to recover the excess amounts refunded to customers while this tariff has been in place, and revises the method going forward to reflect excess deferred income taxes in rates in the same manner as other components of rate base from its most recent general rate case. Cascade has requested recovery of the excess refunded to customers of approximately $3.3 million and elimination of the currently deferred, but not yet refunded balance. This matter is pending before the WUTC, with an evidentiary hearing scheduled for November 17, 2022.

Index
On June 1, 2022, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $2.6 million or approximately 0.9 percent, which will be adjusted as necessary prior to the effective date. The filing includes a proposed effective date of November 1, 2022. This matter is pending before the WUTC.
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
At June 30, 2022 and 2021, and December 31, 2021, the Company accrued liabilities, which have not been discounted, of $28.2 million, $30.8 million and $37.0 million, respectively. At June 30, 2022 and 2021, and December 31, 2021, the Company also recorded corresponding insurance receivables of $5.9 million, $6.9 million and $14.1 million, respectively, and regulatory assets of $20.9 million, $21.2 million and $21.2 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2021 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2022, the fixed maximum amounts guaranteed under these agreements aggregate $276.0 million. Certain of the guarantees also have no fixed maximum amounts specified. At June 30, 2022, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $21.8 million in 2022; $82.0 million in 2023; $160.6 million in 2024; $900,000 in 2025; $900,000 in 2026; $800,000 thereafter; and $9.0 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2022. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2022, the fixed maximum amounts guaranteed under these letters of credit aggregated $28.2 million. At June 30, 2022, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $27.6 million in 2022 and $600,000 in 2023. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2022. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2022.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At

Index
June 30, 2022, approximately $1.2 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At June 30, 2022, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $30.5 million.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company is Building a Strong America® by providing essential infrastructure and services. The Company and its employees work hard to keep the economy of America moving with the products and services provided, which include powering, heating and connecting homes, factories, offices and stores; and building roads, highways, data infrastructure and airports. The Company is authorized to conduct business in nearly every state in the United States and during peak construction season has employed over 16,000 employees. The Company's organic investments are strong drivers of high-quality earnings and continue to be an important part of the Company's growth. Management believes the Company is well positioned in the industries and markets in which it operates.
On August 4, 2022, the Company announced its Board of Directors unanimously approved a plan to pursue a separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. The transaction is expected to result in two independent, publicly traded and well-capitalized companies.
Completion of the separation will be subject to, among other things, the effectiveness of a registration statement on Form 10 with the SEC, final approval from the Company’s Board of Directors, receipt of a tax opinion and, if determined advisable, a private letter ruling from the IRS, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be complete in 2023, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. See Part II, Item 1A. Risk Factors for a description of some of the risks and uncertainties associated with the proposed transaction.
The Company is facing inflationary pressures, including rising commodity prices; rising interest rates; and materials shortages due to foreign conflicts and lasting impacts of the COVID-19 pandemic. Inflation rates in the Unites States have increased significantly, relative to historical precedent, and may continue to rise. Suppliers may continue to raise prices that the Company may not be able to pass on to its customers. The ability to raise selling prices to cover higher costs due to inflation are subject to customer demand, industry competition and the availability of materials, among other things. Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers.
The construction materials and contracting and construction services businesses have experienced some impacts to earnings related to these pressures, while the electric and natural gas distribution businesses have experienced increased costs related to purchased natural gas and capital expenditures. The Company has implemented measures to proactively order supplies and work with additional suppliers to minimize the impacts of both supply chain delays and pricing increases; however, the Company has experienced some delays on delivery of certain materials and cost pressures. The construction companies have increased product and bid pricing when possible to incorporate the rising costs experienced. The construction services business has also worked with vendors to secure pricing at the time of bid to mitigate the risk of price increases on materials. The electric and natural gas distribution businesses expect to request recovery of increased costs due to inflation in future rate cases. The Company continues to monitor the impact that inflation, rising interest rates, rising commodity prices and supply chain disruptions may have on its businesses and customers. For more information on possible impacts to the Company's businesses, see the Outlook for each segment below and Part I, Item 1A. Risk Factors in the 2021 Annual Report.
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in

Index
Part II, Item 1A. Risk Factors in this quarterly report, Part I, Item 1A. Risk Factors in the 2021 Annual Report and subsequent filings with the SEC.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Electric	$4.6	$10.3	$15.9	$21.0
Natural gas distribution	(7.5)	(.7)	28.8	35.5
Pipeline	7.1	9.2	14.5	18.1
Construction materials and contracting	32.6	51.4	(7.4)	20.6
Construction services	34.5	28.9	55.8	58.7
Other	(.6)	1.1	(5.2)	(1.6)
Income from continuing operations	70.7	100.2	102.4	152.3
Discontinued operations, net of tax	—	—	—	—
Net income	$70.7	$100.2	$102.4	$152.3
Earnings per share - basic:
Income from continuing operations	$.35	$.50	$.50	$.76
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.35	$.50	$.50	$.76
Earnings per share - diluted:
Income from continuing operations	$.35	$.50	$.50	$.76
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.35	$.50	$.50	$.76
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 The Company's consolidated earnings decreased $29.5 million.
The construction materials and contracting business experienced increased contracting workloads and higher average pricing, while results were negatively impacted by inflationary pressures, including higher diesel fuel, materials, labor and production costs. The natural gas distribution business experienced an increased seasonal loss driven by higher operating expenses, primarily due to increases in subcontractor costs, software expenses and vehicle fuel costs, as well as higher depreciation expense. The electric business experienced decreased commercial and residential retail sales volumes because of cooler weather and the pipeline business experienced lower non-regulated project margins and higher interest expense, partially offset by the net benefit of the North Bakken Expansion project. The Company's earnings were further impacted by $12.1 million in lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14. Partially offsetting these decreases were higher overall workloads for electrical and mechanical services at the construction services business, primarily in the data center, hospitality and commercial facilities sectors.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 The Company's consolidated earnings decreased $49.9 million.
The Company experienced decreased earnings across all of the Company's businesses. While the construction materials and contracting business experienced higher average pricing and increased contracting workloads, results were negatively impacted by inflationary pressures, including higher diesel fuel, repair and maintenance, materials, labor and production costs. The natural gas distribution business experienced higher operating expenses, including subcontractor costs and depreciation expense, partially offset by increased sales volumes and approved rate recovery in certain jurisdictions. Increased operating costs related to a planned maintenance outage at Coyote Station along with lower per unit average rates decreased earnings at the electric business. The pipeline business experienced lower non-regulated project margins and higher interest expense, partially offset by the net benefit of the North Bakken Expansion project. The decrease in earnings at the construction services business was largely driven by increased selling, general and administrative expenses and lower industrial, institutional and utility margins, partially offset by higher commercial, renewable and service margins. The Company's earnings were further impacted by $18.3 million in lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
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
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 17. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and stockholder return. The segments provide safe, reliable, competitively priced and environmentally responsible energy service to customers while focusing on growth and expansion opportunities within and beyond its existing territories. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return, cost of natural gas, cost of electric fuel and purchased power, weather, climate change initiatives, competitive factors in the energy industry, population growth and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments, not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent cases, see Note 19 and the 2021 Annual Report.
These segments are also subject to extensive regulation related to certain operational and environmental compliance, cybersecurity, permit terms and system integrity. Both segments are faced with the ongoing need to actively evaluate cybersecurity processes and procedures related to its transmission and distribution systems for opportunities to further strengthen its cybersecurity protections. Implementation of enhancements and additional requirements is ongoing.
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. MISO and NERC have recently announced concerns with reliability of the electric grid due to capacity shortages, which has resulted from rapid expansion of renewables and rapid reduction of baseload resources such as coal, while load growth has increased faster than expected. These changes could result in increased costs to produce electricity and procure natural gas. The impact of these changes on the Company is unknown. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
The electric and natural gas distribution segments continue to face increased pricing and lead times on delivery of certain raw materials and equipment used in electric transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment as a result of the COVID-19 pandemic and subsequent supply chain issues. In addition, the segments are currently experiencing increased fuel costs as well as other general inflationary pressures. The Company continues to monitor these risks and

Index
has practices in place to minimize the impacts of long lead times and materials pricing such as working with manufacturers to proactively order impacted materials, as well as working with additional suppliers. While not material, these segments have experienced delays and inflationary pressures, including increased costs related to purchased natural gas and capital expenditures. The Company expects these delays and inflationary pressures to continue throughout at least the remainder of 2022.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served and competition from other energy providers and fuels. As the industry continues to expand the use of renewable energy sources, the need for additional transmission is growing. On July 25, 2022, as part of its long range transmission plan, MISO announced approval of 18 transmission projects totaling $10.3 billion of investments in MISO's midwest subregion, of which Montana-Dakota is a part. The Company intends to pursue the available opportunities associated with MISO's plan. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$85.5	$83.8	2%	$179.3	$168.6	6%
Operating expenses:
Electric fuel and purchased power	21.9	18.1	21%	48.3	36.7	32%
Operation and maintenance	31.5	31.3	1%	62.3	62.6	—%
Depreciation, depletion and amortization	19.4	16.9	15%	36.3	33.0	10%
Taxes, other than income	4.4	4.7	(6)%	9.1	9.6	(5)%
Total operating expenses	77.2	71.0	9%	156.0	141.9	10%
Operating income	8.3	12.8	(35)%	23.3	26.7	(13)%
Other income (expense)	(1.0)	1.6	(163)%	(1.2)	2.2	(155)%
Interest expense	7.0	6.6	6%	14.0	13.2	6%
Income before income taxes	.3	7.8	(96)%	8.1	15.7	(48)%
Income tax benefit	(4.3)	(2.5)	72%	(7.8)	(5.3)	47%
Net income	$4.6	$10.3	(55)%	$15.9	$21.0	(25)%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues (millions)
Retail sales:
Residential	$28.8	$28.7	$64.0	$60.6
Commercial	33.3	33.1	66.9	64.5
Industrial	10.7	10.1	20.5	19.7
Other	1.8	1.8	3.4	3.3
	74.6	73.7	154.8	148.1
Transportation and other	10.9	10.1	24.5	20.5
	$85.5	$83.8	$179.3	$168.6
Volumes (million kWh)
Retail Sales:
Residential	244.1	254.1	601.8	589.0
Commercial	329.3	347.1	693.4	708.9
Industrial	147.7	144.1	288.0	288.6
Other	20.6	22.1	40.1	41.3
	741.7	767.4	1,623.3	1,627.8
Average cost of electric fuel and purchased power per kWh	$.028	$.022	$.028	$.021

Index
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 Electric earnings decreased $5.7 million as a result of:
•Revenue increased $1.7 million.
◦Largely due to:
•Higher electric fuel and purchased power costs of $3.8 million recovered in customer rates that were offset in expense, as described below.
•Higher net transmission revenues of $900,000.
◦Partially offset by:
•Lower renewable tracker revenues, largely due to higher production tax credits of $1.5 million.
•Lower retail sales volumes of 3.4 percent, primarily commercial and residential retail sales as a result of cooler weather.
•Lower per unit average rates of $400,000.
•Electric fuel and purchased power increased $3.8 million.
◦Primarily the result of higher MISO costs of $5.7 million as a result of increased energy costs.
◦Partially offset by decreased fuel costs associated with the Heskett Station and Lewis & Clark Station plant closures.
•Operation and maintenance was comparable to the same period in the prior year. Increased contract service costs associated with a planned outage at Coyote Station were mostly offset by decreased payroll-related costs, largely due to plant closures, as previously discussed, and lower stock-based compensation expense.
•Depreciation, depletion and amortization increased $2.5 million, primarily due to increased amortization of plant retirement and closure costs recovered in operating revenues, as discussed in Note 13.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) decreased $2.6 million, directly resulting from lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $400,000, as a result of higher long-term debt balances from debt issued in 2021.
•Income tax benefit increased $1.8 million.
◦Largely due to:
•Lower income before income taxes.
•Higher production tax credits driven by higher wind production.
◦Partially offset by lower permanent tax adjustments.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 Electric earnings decreased $5.1 million as a result of:
•Revenue increased $10.7 million.
◦Largely due to:
•Higher fuel and purchased power costs of $11.6 million recovered in customer rates that were offset in expense, as described below.
•Higher transmission revenues, primarily from higher net transmission of $1.7 million and higher transmission interconnect upgrades of $400,000.
◦Partially offset by:
•Lower renewable tracker revenues associated with higher production tax credits.
•Lower per unit average rates of $1.4 million.
•Electric fuel and purchased power increased $11.6 million.
◦Primarily the result of higher MISO costs of $14.9 million as a result of increased energy costs.
◦Partially offset by decreased fuel costs associated with the Heskett Station and Lewis & Clark Station plant closures.
•Operation and maintenance was comparable to the same period in the prior year. Increased contract service costs associated with a planned outage at Coyote Station were mostly offset by decreased payroll-related costs, largely due to plant closures, as previously discussed.
•Depreciation, depletion and amortization increased $3.3 million, primarily due to:
◦Increased amortization of plant retirement and closure costs of $2.8 million recovered in operating revenues, as discussed in Note 13.
◦Increased property, plant and equipment balances placed in service, largely related to growth and replacement projects.
•Taxes, other than income decreased $500,000 due to lower coal conversion taxes in certain jurisdictions.
•Other income (expense) decreased $3.4 million.
◦Largely lower returns on the Company's nonqualified benefit plan investments of $3.8 million, as discussed in Note 14.
◦Partially offset by higher AFUDC largely due to higher rates.

Index
•Interest expense increased $800,000, largely resulting from higher long-term debt balances from debt issued in 2021.
•Income tax benefit increased $2.5 million.
◦Largely due to:
•Higher production tax credits of $1.9 million driven by higher wind production.
•Lower income before income taxes.
◦Partially offset by lower permanent tax adjustments and excess deferred tax amortization of $400,000.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$210.6	$153.9	37%	$661.1	$504.3	31%
Operating expenses:
Purchased natural gas sold	122.7	70.9	73%	415.9	273.1	52%
Operation and maintenance	50.8	46.0	10%	105.0	97.2	8%
Depreciation, depletion and amortization	22.4	20.3	10%	44.7	42.7	5%
Taxes, other than income	15.3	13.1	17%	39.9	34.1	17%
Total operating expenses	211.2	150.3	41%	605.5	447.1	35%
Operating income (loss)	(.6)	3.6	(117)%	55.6	57.2	(3)%
Other income (expense)	(.7)	2.4	(129)%	(1.1)	4.0	(128)%
Interest expense	9.7	9.1	7%	19.2	18.2	5%
Income (loss) before income taxes	(11.0)	(3.1)	255%	35.3	43.0	(18)%
Income tax (benefit) expense	(3.5)	(2.4)	46%	6.5	7.5	(13)%
Net income (loss)	$(7.5)	$(.7)	960%	$28.8	$35.5	(19)%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues (millions)
Retail sales:
Residential	$115.1	$84.8	$373.6	$288.7
Commercial	71.1	48.3	233.8	168.9
Industrial	9.0	6.2	22.0	15.1
	195.2	139.3	629.4	472.7
Transportation and other	15.4	14.6	31.7	31.6
	$210.6	$153.9	$661.1	$504.3
Volumes (MMdk)
Retail sales:
Residential	11.8	9.0	42.8	37.8
Commercial	8.2	6.5	28.7	25.1
Industrial	1.2	1.1	3.0	2.6
	21.2	16.6	74.5	65.5
Transportation sales:
Commercial	.4	.4	1.1	1.1
Industrial	34.9	38.9	75.9	82.8
	35.3	39.3	77.0	83.9
Total throughput	56.5	55.9	151.5	149.4
Average cost of natural gas per dk	$5.80	$4.26	$5.58	$4.17

Index
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 Natural gas distribution's seasonal loss increased $6.8 million as a result of:
•Operating revenues increased $56.7 million, largely resulting from:
◦Higher purchased natural gas sold of $51.8 million recovered in customer rates that was offset in expense, as described below.
◦Higher retail sales volumes of approximately 27.2 percent across all customer classes due to colder weather, partially offset by weather normalization and decoupling mechanisms in certain jurisdictions.
◦Higher revenue-based taxes recovered in rates of $2.1 million that were offset in expense, as described below.
◦Higher rate recovery under pipeline replacement mechanisms in certain jurisdictions.
•Purchased natural gas sold increased $51.8 million, primarily due to:
◦Higher natural gas costs as a result of higher market prices of $32.5 million, including the higher recovery of purchased gas adjustments related to the February 2021 cold weather event and the 2018 Enbridge pipeline rupture.
◦Higher volumes of natural gas purchased of $19.3 million.
•Operation and maintenance increased $4.8 million due to:
◦Increased contract services of $1.7 million, primarily higher subcontractor costs.
◦Higher software costs of $600,000.
◦Higher vehicle fuel costs.
◦Payroll-related costs were comparable with lower stock-based compensation expense offset by higher straight-time payroll.
•Depreciation, depletion and amortization increased $2.1 million, primarily resulting from:
◦Increased property, plant and equipment balances from growth and replacement projects placed in service.
◦The absence of decreased depreciation rates in certain jurisdictions in 2021.
•Taxes, other than income increased $2.2 million resulting from higher revenue-based taxes being recovered in rates.
•Other income (expense) decreased $3.1 million, largely the result of lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $600,000, primarily due to higher long-term debt balances from debt issued in 2022 and 2021 and higher interest rates.
•Income tax benefit increased $1.1 million as a result of an increased seasonal loss.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 Natural gas distribution's earnings decreased $6.7 million as a result of:
•Operating revenues increased $156.8 million, largely resulting from:
◦Higher purchased natural gas sold of $142.8 million recovered in customer rates that was offset in expense, as described below.
◦Higher revenue-based taxes recovered in rates of $5.8 million that were offset in expense, as described below.
◦Higher retail sales volumes of approximately 13.6 percent across all customer classes, partially offset by weather normalization and decoupling mechanisms in certain jurisdictions.
◦Higher pipeline replacement mechanisms of $1.2 million, as well as approved rate relief of $1.0 million.
•Purchased natural gas sold increased $142.8 million, primarily due to:
◦Higher natural gas costs as a result of higher market prices of $105.6 million, including the higher recovery of purchased gas adjustments related to the February 2021 cold weather event and the 2018 Enbridge pipeline rupture.
◦Higher volumes of natural gas purchased of $37.2 million.
•Operation and maintenance increased $7.8 million, due to:
◦Increased contract services of $2.8 million, primarily higher subcontractor costs.
◦Higher software costs of $1.5 million.
◦Higher payroll-related costs, largely higher straight-time payroll, offset in part by lower stock-based compensation expense.
•Depreciation, depletion and amortization increased $2.0 million from increased property, plant and equipment balances from growth and replacement projects placed in service.
•Taxes, other than income increased $5.8 million resulting from higher revenue-based taxes being recovered in rates.
•Other income (expense) decreased $5.1 million, primarily the result of lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $1.0 million, primarily due to higher long-term debt balances from debt issued in 2022 and 2021 and higher interest rates.
•Income tax expense decreased $1.0 million, largely the result of lower income before income taxes.

Index
Outlook The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. The Company expects customer growth to continue to average 1 percent to 2 percent per year and as of June 30, 2022, these segments experienced retail customer growth of approximately 1.6 percent. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. During the last half of 2021 and the first half of 2022, the Company experienced increased natural gas prices and expects this trend to continue through the next winter heating season due to the increase in demand outpacing the supply along with the impact of global events. As a result, the Company has filed an out-of-cycle cost of gas adjustment in Idaho to assist in the timely recovery of these costs. See Note 19 for additional details. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units, resulting from the Company's analysis showing that the plants are no longer expected to be cost competitive for customers. The Company ceased operations of Unit 1 at Lewis & Clark Station in Sidney, Montana, in March 2021 and Units 1 and 2 at Heskett Station near Mandan, North Dakota, in February 2022. In addition, in May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, with an expected in service date in the first half of 2023.
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. In September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota, which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station with an anticipated exit from the plant by December 31, 2028. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served. State implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted a draft state implementation plan to the EPA and federal land managers of the National Park Service, the United States Fish and Wildlife Service and the United States Forest Service for consultation, and the federal land managers have submitted comments back to the NDDEQ for review. The NDDEQ determined it is not reasonable to require controls during this planning period. The emissions modeling was delayed and has subsequently delayed the NDDEQ state implementation plan process. The NDDEQ state implementation plan was open for public comment from April 20, 2022 through June 1, 2022, and, as currently drafted, does not require additional controls for any units in North Dakota, including Coyote Station. Therefore, the NDDEQ's state implementation plan, which was due to the EPA by July 2021, is anticipated to be submitted to the EPA in August 2022.
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

Index
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
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, as discussed in Note 17. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the North Bakken Expansion project in western North Dakota was placed in service in February of 2022. The project has capacity to transport 250 MMcf of natural gas per day and can be increased to 625 MMcf per day with additional compression. In addition, the Line Section 7 Expansion project was placed in service in August of 2022 and increased system capacity by 6.7 MMcf per day.
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
The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work. In addition, the segment is currently experiencing increased fuel and raw material costs, as well as other inflationary pressures. Long lead times on materials could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is actively managing the national supply chain challenges and inflationary costs, including longer than normal lead times for certain items, and working with its manufacturers and suppliers to help mitigate these risks including procuring materials further in advance to minimize delays and impacts. The Company expects supply chain challenges and inflationary pressures to continue throughout at least the remainder of 2022.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$37.6	$35.6	6%	$74.7	$71.8	4%
Operating expenses:
Operation and maintenance	14.8	16.1	(8)%	30.2	31.3	(4)%
Depreciation, depletion and amortization	6.8	5.2	31%	13.1	10.3	27%
Taxes, other than income	3.4	3.2	6%	6.9	6.6	5%
Total operating expenses	25.0	24.5	2%	50.2	48.2	4%
Operating income	12.6	11.1	14%	24.5	23.6	4%
Other income (expense)	(.7)	1.9	(137)%	(.6)	2.8	(121)%
Interest expense	2.7	1.9	42%	5.2	3.9	33%
Income before income taxes	9.2	11.1	(17)%	18.7	22.5	(17)%
Income tax expense	2.1	1.9	11%	4.2	4.4	(5)%
Net income	$7.1	$9.2	(22)%	$14.5	$18.1	(20)%

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Transportation volumes (MMdk)	115.7	118.7	226.2	229.5
Customer natural gas storage balance (MMdk):
Beginning of period	2.8	5.2	23.0	25.5
Net injection (withdrawal)	12.0	10.8	(8.2)	(9.5)
End of period	14.8	16.0	14.8	16.0
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 Pipeline earnings decreased $2.1 million as a result of:
•Revenues increased $2.0 million.
◦Driven by increased transportation volume revenues of $4.1 million, largely due to the North Bakken Expansion project placed in service in February 2022.
◦Partially offset by lower non-regulated project revenues.
•Operation and maintenance decreased $1.3 million resulting primarily from lower non-regulated project costs associated with lower non-regulated project revenues, as previously discussed. Lower payroll-related costs, largely due to lower incentive accruals, were mostly offset by higher materials and legal costs.
•Depreciation, depletion and amortization increased $1.6 million due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) decreased $2.6 million, driven by:
◦Lower returns on the Company's nonqualified benefit plan investments of $1.3 million, as discussed in Note 14.
◦Lower AFUDC as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
•Interest expense increased $800,000, primarily due to higher debt balances to fund capital expenditures.
•Income tax expense was comparable to the same period in the prior year.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 Pipeline earnings decreased $3.6 million as a result of:
•Revenues increased $2.9 million.
◦Driven by increased transportation volume revenues of $7.0 million, largely due to the North Bakken Expansion project placed in service in February 2022.
◦Partially offset by:
•Lower non-regulated project revenues of $3.0 million.
•Lower storage-related revenues of $700,000.
•Lower transmission rate, due to an expired negotiated contract converted to tariff rate.
•Operation and maintenance decreased $1.1 million, driven by:
◦Lower non-regulated project costs of $1.9 million associated with lower non-regulated project revenues, as previously discussed.
◦Higher materials, legal and contract services costs were partially offset by lower payroll-related costs, largely due to lower incentive accruals.
•Depreciation, depletion and amortization increased $2.8 million due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) decreased $3.4 million, resulting from:
◦Largely due to lower returns on the Company's nonqualified benefit plan investments of $1.8 million, as discussed in Note 14.
◦Lower AFUDC as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
•Interest expense increased $1.3 million, primarily due to interest associated with higher debt balances to fund capital expenditures.
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
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. Construction is expected to begin in early 2024, depending on regulatory approvals, with an anticipated completion date later in 2024. On May 27, 2022, the Company filed with FERC its application for this project.
The Company has also entered into long-term customer agreements for the construction of four additional growth projects. The first of these projects, Line Section 7 Expansion project, was placed in service in August 2022 and increased system capacity by 6.7 MMcf per day. The remaining projects are still dependent on regulatory approvals and anticipated to be completed in 2023. Estimated capital expenditures for these projects is approximately $108 million and is included in the pipeline segment's estimated capital expenditures for 2022 and 2023. The projects will add total incremental system capacity of over 300 MMcf per day.
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
The construction materials and contracting segment faces challenges that are not under the direct control of the business. The segment operates in geographically diverse and highly competitive markets. Competition can put negative pressure on the segment's operating margins. The segment is also subject to volatility, including recent inflationary pressures, in the cost of raw materials such as diesel fuel, gasoline, asphalt oil, cement and steel, with diesel fuel and asphalt oil costs having the most significant impact on the segment's recent results. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and

Index
material prices. The Company has increased product pricing where necessary to mitigate the effects of recent inflationary costs, however, there is a lag between announced price increases and the time when they will be fully recognized. The Company will continue to evaluate future price increases to stay ahead of inflationary pressures as they are expected to continue throughout at least the remainder of 2022. In addition, while the Company has not yet experienced significant cement supply shortages, it has started to receive notices from cement suppliers for the ready-mix concrete product line about potential supply allocations, which could impact sales volumes in future periods. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completions and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The segment also faces challenges in the recruitment and retention of employees. Trends in the labor market include an aging workforce and availability issues. Most of the markets the segment operates in have experienced labor shortages, largely truck drivers, causing increased labor-related costs and delays or inefficiencies on projects. The Company continues to monitor the labor markets and expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States. The increase in labor shortages also impacts the segment's ability to recruit and train a skilled workforce to meet the needs of increasing demand and seasonal work. In order to help attract new workers to the construction industry and enhance the skills of its current employees, the Company has completed a training facility in Oregon. The training facility offers hands-on training for heavy equipment operators and truck drivers, as well as leadership and safety training.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$711.8	$633.8	12%	$1,021.8	$899.5	14%
Cost of sales:
Operation and maintenance	588.1	497.0	18%	875.1	740.2	18%
Depreciation, depletion and amortization	28.5	24.3	17%	55.7	46.7	19%
Taxes, other than income	15.0	13.9	8%	26.0	23.6	10%
Total cost of sales	631.6	535.2	18%	956.8	810.5	18%
Gross margin	80.2	98.6	(19)%	65.0	89.0	(27)%
Selling, general and administrative expense:
Operation and maintenance	23.5	24.2	(3)%	48.8	46.0	6%
Depreciation, depletion and amortization	1.3	1.0	30%	2.4	2.1	14%
Taxes, other than income	1.0	1.0	—%	4.0	3.4	18%
Total selling, general and administrative expense	25.8	26.2	(2)%	55.2	51.5	7%
Operating income	54.4	72.4	(25)%	9.8	37.5	(74)%
Other income (expense)	(2.9)	1.2	(342)%	(4.8)	1.1	(536)%
Interest expense	7.4	4.8	54%	12.7	9.5	34%
Income (loss) before income taxes	44.1	68.8	(36)%	(7.7)	29.1	(126)%
Income tax expense (benefit)	11.5	17.4	(34)%	(.3)	8.5	(104)%
Net income (loss)	$32.6	$51.4	(37)%	$(7.4)	$20.6	(136)%

Operating statistics	Revenues				Gross margin
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Aggregates	$136.4	$125.1	$214.0	$195.5	$18.7	$17.5	$15.9	$14.8
Asphalt	121.5	101.5	139.7	115.7	10.5	13.5	4.4	8.7
Ready-mix concrete	168.1	163.2	276.6	263.9	19.1	19.8	24.3	25.6
Other products*	124.3	109.0	161.8	140.0	12.2	24.1	(1.6)	12.4
Contracting services	330.7	280.8	445.0	376.9	19.7	23.7	22.0	27.5
Intracompany eliminations	(169.2)	(145.8)	(215.3)	(192.5)	—	—	—	—
	$711.8	$633.8	$1,021.8	$899.5	$80.2	$98.6	$65.0	$89.0
*Other products includes cement, asphalt oil, merchandise, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales (thousands):
Aggregates (tons)	9,521	9,533	14,491	14,341
Asphalt (tons)	2,101	2,091	2,417	2,385
Ready-mix concrete (cubic yards)	1,140	1,201	1,873	1,933
Average selling price:
Aggregates (per ton)	$14.33	$13.12	$14.77	$13.64
Asphalt (per ton)	$57.85	$48.53	$57.77	$48.52
Ready-mix concrete (per cubic yard)	$147.53	$135.87	$147.67	$136.51
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 Construction materials and contracting's earnings decreased $18.8 million as a result of:
•Revenues increased $78.0 million.
◦Primarily the result of:
•Increased contracting revenues of $49.9 million due to more available work, strong demand in some regions and revenue from recent acquisitions.
•Higher average selling prices across all product lines, as well as additional asphalt volumes from recent acquisitions in Oregon, which were partially offset by lower asphalt sales volumes largely resulting from unfavorable weather conditions in certain regions.
◦Partially offset by:
•An increase in intrasegment eliminations for materials sales.
•Lower ready-mix concrete sales volumes due to the absence of large projects and unfavorable weather conditions in certain regions.
•Decreased aggregates sales volumes due to unfavorable weather conditions, offset in part by increased revenues of $9.3 million from recent acquisitions.
•Gross margin decreased $18.4 million, primarily due to higher operating costs across the business as a result of inflationary pressures, including diesel fuel costs of $13.1 million and higher materials, labor and production costs. In addition, contracting services margins decreased from the impacts of unfavorable weather conditions and the mix of work performed.
•Selling, general and administrative expense was comparable to the same period in the prior year.
•Other income (expense) decreased $4.1 million, primarily due to lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $2.6 million, largely the result of higher debt balances to fund recent acquisitions and higher working capital needs.
•Income tax expense decreased $5.9 million, largely due to the lower income before income taxes.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 Construction materials and contracting's earnings decreased $28.0 million as a result of:
•Revenues increased $122.3 million.
◦Primarily the result of:
•Higher average selling prices across all product lines, as well as:
◦Increased aggregates sales volumes, largely from recent acquisitions, partially offset by unfavorable weather conditions.
◦Additional asphalt revenues from recent acquisitions were offset in part by lower sales volumes in Iowa, North Dakota and South Dakota due to unfavorable weather conditions causing a late start to the season.
•Increased contracting revenues of $68.1 million across all regions, particularly in Idaho and Oregon due to strong demand and revenues from recent acquisitions.
◦These increases were partially offset by:
•An increase in intrasegment eliminations for materials sales.
•Lower ready-mix concrete sales volumes due to the absence of certain large projects, decreased demand and unfavorable weather conditions in certain regions.
•Gross margin decreased $24.0 million, primarily due to higher operating costs across the business as a result of inflationary pressures, including diesel fuel costs of $18.0 million and higher repair and maintenance, materials, labor and production costs. In addition, contracting services margins decreased from the impacts of unfavorable weather conditions and the mix of work.

Index
•Selling, general and administrative expense increased $3.7 million.
◦Largely due to:
•Increased employee-related costs of $1.0 million.
•Higher professional fees of $900,000.
•Less recovery of bad debt expense of $800,000.
•Increased technology expenses.
•Other income (expense) decreased $5.9 million, primarily due to lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $3.2 million, largely the result of higher debt balances to fund recent acquisitions and higher working capital needs.
•Income tax expense (benefit) decreased $8.8 million, largely due to the lower income before income taxes.
Outlook The American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the bipartisan infrastructure proposal, known as the Infrastructure Investment and Jobs Act, was enacted in the fourth quarter of 2021. This initiative is providing long-term opportunities by designating $119 billion for the repair and rebuilding of roads and bridges across the Company's footprint. The Company continues to monitor the implementation of these legislative items.
The segment's vertically integrated aggregates-based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mix concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold in connection with street, highway and other public infrastructure projects, as well as private commercial, industrial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public projects are, however, dependent on federal and state funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles and potential for reductions during times of inflation or supply shortages.
During 2021, the Company made strategic purchases and completed acquisitions that support the Company's long-term strategy to expand its market presence. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 10.
The construction materials and contracting segment's backlog remained strong at June 30, 2022, at $1.13 billion, as compared to backlog of $912.1 million at June 30, 2021. A significant portion of the Company's backlog relates to publicly funded projects, largely street and highway construction projects. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. The Company expects to complete an estimated $1.05 billion of backlog at June 30, 2022, during the next 12 months. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases to pricing could result in customers seeking to delay or terminate existing or pending agreements. Factors noted in Part I, Item 1A. Risk Factors in the 2021 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
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
The construction services segment faces challenges, which are not under direct control of the business, in the highly competitive markets in which it operates, including those described in Part I, Item 1A. Risk Factors in the 2021 Annual Report. These factors, and those noted below, have caused fluctuations in revenues, gross margins and earnings in the past and are expected to cause fluctuations in the future.
•Revenue mix and impact on margins. The mix of revenues based on the types of services the segment provides can impact margins as certain industries and services provide higher margin opportunities. Larger or more complex projects typically result in higher margin opportunities since the segment assumes a higher degree of performance risk and there is greater utilization of the segment's resources for longer construction timelines. However, larger or more complex projects have a higher risk of regulatory and seasonal or cyclical delay. Project schedules fluctuate, which can affect the amount of work performed in a given period. Smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times

Index
may be more aggressive when pursuing available work. A greater percentage of smaller scale or less complex work in a given period could negatively impact margins due to the inefficiency of transitioning between a greater numbers of smaller projects versus continuous production on a few larger projects.
•Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties; unexpected project site conditions; project location, including locations with challenging operating conditions or difficult geographic characteristics; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; political or legal challenges related to a project; and the performance of third parties. In addition, the type of contract can impact the margin on a project. Under fixed-price contracts, which are more common with larger or more complex projects, the segment assumes risk related to project estimates versus execution. Revenues under this type of contract can vary, sometimes significantly, from original projects due to additional project complexity; timing uncertainty or extended bidding; extended regulatory or permitting processes; and other factors, which can result in a reduction in profit or losses on a project.
•Subcontractor work and provision of materials. Some work under project contracts is subcontracted out to other companies and margins on subcontractor work is generally lower than work performed by the Company. Increased subcontractor work in a given period may therefore result in lower margins. In addition, inflationary or other pressures may increase the cost of materials under fixed-price contracts and may result in decreased margins on the project. The Company has worked to implement provisions in project contracts to allow for the pass-through of inflationary costs to customers where feasible and will continue to do so to mitigate the impacts.
The segment is currently experiencing increased fuel and material costs as well as impacts from delays in the national supply chain. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. However, the Company expects these inflationary pressures and national supply chain challenges to continue throughout at least the remainder of 2022. The Company is actively monitoring the situation and is working with its manufacturers, suppliers and customers to help mitigate these risks. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, as well as increasing duration and complexity of customer capital programs. Most of the markets the segment operates in have experienced labor shortages which in some cases have caused increased labor-related costs. The Company continues to monitor the labor markets and expects labor costs to continue to increase based on increases included in collective bargaining agreements and, to a lesser extent, the recent escalated inflationary environment in the United States. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase.
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$685.4	$525.6	30%	$1,238.0	$1,044.1	19%
Cost of sales:
Operation and maintenance	585.1	442.0	32%	1,056.2	869.2	22%
Depreciation, depletion and amortization	4.2	3.9	8%	8.3	7.9	5%
Taxes, other than income	21.3	16.3	31%	40.3	35.7	13%
Total cost of sales	610.6	462.2	32%	1,104.8	912.8	21%
Gross margin	74.8	63.4	18%	133.2	131.3	1%
Selling, general and administrative expense:
Operation and maintenance	26.5	23.6	12%	52.6	48.2	9%
Depreciation, depletion and amortization	1.1	1.0	10%	2.2	2.3	(4)%
Taxes, other than income	1.1	1.0	10%	2.8	2.7	4%
Total selling, general and administrative expense	28.7	25.6	12%	57.6	53.2	8%
Operating income	46.1	37.8	22%	75.6	78.1	(3)%
Other income	1.0	1.6	(38)%	1.1	1.8	(39)%
Interest expense	1.2	.9	33%	2.1	1.8	17%
Income before income taxes	45.9	38.5	19%	74.6	78.1	(4)%
Income tax expense	11.4	9.6	19%	18.8	19.4	(3)%
Net income	$34.5	$28.9	19%	$55.8	$58.7	(5)%

Index

Operating Statistics	Revenues				Gross Margin
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Electrical & mechanical
Commercial	$242.0	$147.7	$430.0	$313.8	$25.1	$18.4	$45.4	$35.9
Industrial	112.1	124.0	207.1	250.4	12.3	12.6	22.1	29.8
Institutional	55.3	39.8	96.0	71.9	.6	1.2	1.2	3.4
Renewables	54.5	1.9	79.4	2.5	3.0	.1	4.0	.4
Service & other	45.2	36.8	91.7	68.0	5.4	4.9	11.1	9.9
	509.1	350.2	904.2	706.6	46.4	37.2	83.8	79.4
Transmission & distribution
Utility	154.8	155.7	297.9	297.0	26.5	23.9	46.4	47.7
Transportation	25.5	24.2	43.4	48.2	1.9	2.3	3.0	4.2
	180.3	179.9	341.3	345.2	28.4	26.2	49.4	51.9
Intrasegment eliminations	(4.0)	(4.5)	(7.5)	(7.7)	—	—	—	—
	$685.4	$525.6	$1,238.0	$1,044.1	$74.8	$63.4	$133.2	$131.3
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 Construction services earnings increased $5.6 million as a result of:
•Revenues increased $159.8 million.
◦Largely due to:
•Higher commercial workloads driven largely by a $43.5 million increase in the hospitality sector, primarily from the progress on large projects; a $24.3 million increase in data center work from the number of projects started during the quarter; and an increase in the general commercial sector.
•Higher renewable workloads of $52.6 million due to the timing of and progress on commercial renewable projects.
•Higher institutional workloads, primarily in the healthcare sector of $7.4 million and the education sector. Both sectors benefited from the mix of project work in the quarter.
•Higher service workloads of $8.4 million from service work for the repair and maintenance of electrical systems.
◦Partially offset by:
•Lower industrial workloads substantially from the mix of project work, primarily in the maintenance sector of $16.7 million and the high-tech sector of $11.0 million.
•Lower utility workloads due to project timing for the transmission and distribution sectors of $26.0 million offset in part by higher workloads in the underground, electrical, storm repair and telecommunications sectors from the timing and mix of project work.
•Gross margin increased $11.4 million.
◦Largely due to:
•Higher commercial, renewable and service margins of $10.1 million due substantially to project mix.
•Higher utility margins of $2.6 million resulting from the mix of customer projects and higher storm margins.
◦Partially offset by:
•Higher overall operating costs related to inflationary pressures, including increased fuel and material costs and higher labor costs from decreased productivity on certain projects.
•Lower institutional and industrial margins of $900,000 due to the timing of project completions and project starts.
•Lower transportation margins, primarily for street lighting and traffic signalization projects.
•Selling, general and administrative expense increased $3.1 million.
◦Primarily due to:
•Increased payroll-related costs of $2.1 million, largely related to higher employee incentive accruals.
•Increased reserve for uncollectible accounts.
•Other income decreased $600,000, primarily due to lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense was comparable to the same period in the prior year.
•Income tax expense increased $1.8 million primarily resulting from an increase in income before income taxes.

Index
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 Construction services earnings decreased $2.9 million as a result of:
•Revenues increased $193.9 million.
◦Largely due to:
•Higher commercial workloads driven largely by a $45.5 million increase in the general commercial sector as a result of an overall increase from project mix and progression on contracts; a $30.0 million increase in the hospitality sector, primarily from the addition of a large hospitality project; and an increase in the data center sector significantly resulting from the addition of more projects.
•Higher renewable workloads of $76.9 million due to the timing of commercial renewable projects.
•Higher institutional workloads, primarily in the education sector contributing an additional $12.7 million and the healthcare sector contributing an additional $7.2 million, both as a result of increased activity from project mix and progress on projects.
•Higher service workloads of $23.7 million from service work for the repair and maintenance of electrical systems.
•Higher utility workloads, primarily from an increase in the electrical, underground and distribution sectors of $28.8 million from increased customer released projects, partially offset by lower transmission workloads from customer demand and storm work.
◦Partially offset by:
•Lower industrial workloads of $43.3 million, primarily resulting from the completion of a large high-tech project as well as the timing of other projects, partially offset by an increase in the refinery and general industrial sectors from project mix and timing.
•Lower transportation workloads, primarily in the street lighting sector of $9.0 million due to lower demand and the mix of projects.
•Gross margin increased $1.9 million.
◦Largely due to higher commercial, renewable and service margins of $14.3 million, primarily the result of project mix and progression on projects.
◦Partially offset by:
•Higher overall operating costs related to inflationary pressures, including increased fuel and material costs and higher labor costs from decreased productivity on certain projects.
•Lower industrial and institutional margins of $9.9 million from the absence of higher margin work, as well as the completion of projects and the timing of project completions and project starts.
•Lower utility margins from lower margins on storm repair projects.
•Lower transportation margins of $1.2 million for street lighting and traffic signalization projects due to lower margin work.
•Selling, general and administrative expense increased $4.4 million.
◦Primarily due to:
•Increased reserve for uncollectible accounts of $2.1 million.
•Increased payroll-related costs of $1.5 million, largely related to higher employee incentive accruals.
•Increased office expenses of $900,000.
•Other income decreased $700,000, primarily due to lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense was comparable to the same period in the prior year.
•Income tax expense decreased $600,000 directly resulting from a decrease in income before income taxes.
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
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated during 2022 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, wind generation and energy storage markets that complement existing renewable projects performed by the Company.

Index
The construction services segment's backlog at June 30, was as follows:

	2022	2021
	(In millions)
Electrical & mechanical	$1,691	$1,059
Transmission & distribution	233	261
	$1,924	$1,320
The 46 percent increase in backlog at June 30, 2022, as compared to backlog at June 30, 2021, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly within the commercial, institutional, renewable and industrial markets. These increases were partially offset by decreases in the transportation market due to the timing of project completions. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. The Company expects to complete an estimated $1.64 billion of backlog at June 30, 2022, during the next 12 months. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials could result in customers seeking to delay or terminate existing or pending agreements. As of June 30, 2022, customers have not provided the Company any indications that they no longer wish to proceed with planned projects that have been included in backlog. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog. Factors noted in Part I, Item 1A. Risk Factors in the 2021 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
The labor contract that the construction services segment was negotiating at December 31, 2021, as reported in Items 1 and 2 - Business Properties - General in the 2021 Annual Report, has been ratified.
Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$4.4	$3.4	29%	$8.7	$6.7	30%
Operating expenses:
Operation and maintenance	3.5	2.3	52%	7.4	4.5	64%
Depreciation, depletion and amortization	1.1	1.1	—%	2.2	2.4	(8)%
Total operating expenses	4.6	3.4	35%	9.6	6.9	39%
Operating loss	(.2)	—	—%	(.9)	(.2)	350%
Other income	.1	.3	(67)%	.1	.4	(75)%
Interest expense	.2	.1	100%	.3	.2	50%
Income (loss) before income taxes	(.3)	.2	(250)%	(1.1)	—	—%
Income tax expense (benefit)	.3	(.9)	133%	4.1	1.6	156%
Net income (loss)	$(.6)	$1.1	(158)%	$(5.2)	$(1.6)	217%
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
Other was negatively impacted by higher income tax adjustments in 2022 related to the consolidated company's annualized estimated tax rate. In addition, higher premiums for the captive insurer were experienced in 2022 compared to 2021, which impacts both operation and maintenance expense and operating revenues. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
Other was negatively impacted by higher income tax adjustments in 2022 related to the consolidated company's annualized estimated tax rate and a loss on the disposal of assets recorded in operation and maintenance expense. In addition, higher premiums for the captive insurer were experienced in 2022 compared to 2021, which impacts both operation and maintenance expense and operating revenues. General and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations are also included in Other.

Index
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In millions)
Intersegment transactions:
Operating revenues	$14.4	$12.4	$46.1	$43.4
Operation and maintenance	7.0	4.7	12.9	9.8
Purchased natural gas sold	7.4	7.7	33.2	33.6
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At June 30, 2022, the Company had cash and cash equivalents of $65.4 million and available borrowing capacity of $432.5 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Six Months Ended
	June 30,
	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$117.4	$182.8
Investing activities	(291.0)	(266.5)
Financing activities	184.8	82.1
Increase (decrease) in cash and cash equivalents	11.2	(1.6)
Cash and cash equivalents -- beginning of year	54.2	59.6
Cash and cash equivalents -- end of period	$65.4	$58.0
Operating activities

	Six Months Ended
	June 30,
	2022	2021	Variance
	(In millions)
Components of net cash provided by operating activities:
Income from continuing operations	$102.4	$152.3	$(49.9)
Adjustments to reconcile net income to net cash provided by operating activities	179.4	155.8	23.6
Receivables	(242.3)	(17.4)	(224.9)
Inventories	(63.8)	(25.3)	(38.5)
Other current assets	12.9	(52.8)	65.7
Accounts payable	104.4	(3.9)	108.3
Other current liabilities	29.2	(22.6)	51.8
Pension and postretirement benefit plan contributions	(.3)	(.2)	(.1)
Other noncurrent changes	(4.5)	(3.0)	(1.5)
Net cash used in discontinued operations	—	(.1)	.1
Net cash provided by operating activities	$117.4	$182.8	$(65.4)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The decrease in cash flows provided by operating activities in the previous table was largely driven by higher working capital needs at the construction services and construction materials and contracting businesses due to fluctuations in job activity resulting in higher receivables in the period, as well as lower collections of accounts receivable compared to first half of 2021, and increased asphalt oil inventory balances as a result of higher prices, offset in part by increased accounts payable. Decreased net income across all of the Company's businesses also contributed to the decreased cash flows. Partially offsetting the net decrease in cash flows provided by operating activities was the recovery of purchased gas adjustment balances and the absence of higher natural gas purchases in February 2021, as discussed in Note 13, partially offset by the associated deferred taxes at the natural gas distribution business.
Investing activities

	Six Months Ended
	June 30,
	2022	2021	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(290.1)	$(261.9)	$(28.2)
Acquisitions, net of cash acquired	(.5)	(13.7)	13.2
Net proceeds from sale or disposition of property and other	4.3	12.4	(8.1)
Investments	(4.7)	(3.3)	(1.4)
Net cash used in investing activities	$(291.0)	$(266.5)	$(24.5)
The increase in cash used in investing activities in the previous table was primarily due to increased capital expenditures in 2022 at the electric and natural gas distribution businesses related to increased electric production projects, including the construction of Heskett Unit 4 and the repower of Diamond Willow, and higher natural gas distribution projects, including natural gas mains and meters. The construction services business also experienced lower proceeds from asset sales in 2022. Offsetting the increased cash used in investing activities was decreased capital expenditures at the pipeline business as a result of the North Bakken Expansion project being placed in service in February 2022 and lower cash used for acquisition activity at the construction materials and contracting business.

Index
Financing activities

	Six Months Ended
	June 30,
	2022	2021	Variance
	(In millions)
Components of net cash provided by financing activities:
Issuance of short-term borrowings	$100.0	$50.0	$50.0
Repayment of short-term borrowings	—	(50.0)	50.0
Issuance of long-term debt	334.3	171.8	162.5
Repayment of long-term debt	(147.5)	(48.1)	(99.4)
Debt issuance costs	(1.1)	—	(1.1)
Net proceeds from issuance of common stock	(.1)	54.6	(54.7)
Dividends paid	(88.4)	(85.3)	(3.1)
Repurchase of common stock	(7.4)	(6.7)	(.7)
Tax withholding on stock-based compensation	(5.0)	(4.2)	(.8)
Net cash provided by financing activities	$184.8	$82.1	$102.7
The increase in cash provided by financing activities in the previous table was largely the result of increased issuance of short-term and long-term debt at the construction services and construction materials and contracting businesses to fund higher working capital needs and at the natural gas distribution and pipeline businesses to fund capital expenditures. The issuances were partially offset by the repayment of commercial paper borrowings that were replaced by short-term debt and private placement borrowings. Also partially offsetting the increase in cash provided by financing activities was the absence of the issuance of common stock under the Company's "at-the-market" offering during 2022, as discussed in Note 7.
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans, as such costs of providing these benefits bear the risk of changes as they are dependent upon assumptions of future conditions.
For 2022, the Company assumed a long-term rate of return on its qualified defined pension plan assets of 6 percent. Through June 30, 2022, due to the decline in the equity and fixed-income markets, the Company experienced a 21 percent loss on its qualified defined pension plan assets. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans, beginning in 2023.
There were no other material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2021 Annual Report. For more information, see Note 18 and Part II, Item 7 in the 2021 Annual Report.
Capital expenditures
Capital expenditures for the first six months of 2022 and 2021 were $280.6 million and $283.2 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $747.2 million for 2022. Capital expenditures have been updated from what was previously reported in the 2021 Annual Report to accommodate project timeline and scope changes made throughout the first half of 2022.
The Company has included in the estimated capital expenditures for 2022 the Wahpeton Expansion and additional growth projects at the pipeline business and construction of Heskett Unit 4 at the electric business, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; routine replacements; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, environmental upgrades; and other growth opportunities.
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
Debt resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at June 30, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2021 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at June 30, 2022:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$15.1	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$8.7	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$21.2	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$480.3	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At June 30, 2022, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At June 30, 2022, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 53 percent, 57 percent and 55 percent at June 30, 2022 and 2021, and December 31, 2021, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within one year, plus total equity. This ratio is an indicator of how a company is financing its operations, as well as its financial strength.
Cascade On June 15, 2022, Cascade issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2032 to June 15, 2052, at a weighted average interest rate of 4.50 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
Intermountain On June 15, 2022, Intermountain issued $40.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2052 to June 15, 2062, at a weighted average interest rate of 4.68 percent. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of June 30, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021		2022	2021
	(In millions)
Shares issued	—	1.1		—	1.8
Net proceeds *	$—	$34.9	**	$(.1)	$54.6	**
*    Net proceeds include issuance costs of $22,000 and $149,000 for the three and six months ended June 30, 2022, respectively, and $443,000 and $743,000 for the three and six months ended June 30, 2021, respectively.
**    Net proceeds were used for capital expenditures.

Material cash requirements
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2021 Annual Report. There were no material changes in the Company's contractual obligations related to asset retirement obligations, uncertain tax positions and minimum funding requirements for its defined benefit plans for 2022 from those reported in the 2021 Annual Report.
At June 30, 2022, the Company's future estimated interest payments increased 12 percent since December 31, 2021, due to higher debt balances and rising interest rates. The Company expects interest rates will continue to increase in the last half of 2022 as indicated by the Federal Reserve. At June 30, 2022, the Company's future purchase commitments increased 14 percent since December 31, 2021, largely due to higher natural gas costs and contract extensions associated with natural gas supply at the natural gas distribution business and increases to the cost of asphalt oil at the construction materials and contracting business. It is anticipated that these items will be funded by various sources, including internally generated funds, as well as credit facilities and commercial paper of the Company's subsidiaries.
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

Index
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
At June 30, 2022, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2021 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2021 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2022, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2021 Annual Report other than as set forth below.
The proposed separation of Knife River into an independent, publicly traded company is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.
On August 4, 2022, the Company announced its plan to separate Knife River, the construction materials and contracting business, from the Company, resulting in two independent, publicly traded companies. The proposed separation is expected to be effected as a tax-free spinoff to the Company’s stockholders for U.S. federal income tax purposes and is expected to be completed in 2023, subject to the satisfaction of customary conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion and, if determined advisable, a private letter ruling from the IRS, and the effectiveness of a registration statement on Form 10 to be filed with the SEC.
The execution of the proposed separation will require significant time and attention from the Company’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect financial results and results of operations. The proposed separation is also complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. In particular, changes in interest or exchange rates and the effects of inflation could delay or adversely affect the proposed separation, including in connection with any debt financing transactions undertaken in connection with the separation or the terms of any indebtedness incurred in connection therewith. There can be no assurances that the Company will be able to complete the proposed separation on the terms or on the timeline that was announced, if at all. In addition, if the separation is completed, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the separation. There can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of the Company’s common stock would have been had the proposed separation not occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2022	—	$—	—	—
May 1 through May 31, 2022	—	$—	—	—
June 1 through June 30, 2022	—	$—	—	—
Total	—	$—	—	—
(1)    Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Index
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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
+10(b)	MDU Resources Group, Inc. Director Compensation Policy, as amended May 11, 2022	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	August 5, 2022	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller