Form 10-Q
period 2022-09-30
MDU RESOURCES GROUP INC
filed 2022-11-03
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2022: 203,350,740 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2021 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2021
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Coincident Load Factor	The discount from peak requirements when the Company's peak is at a time different from the MISO system peak for the winter season.
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
Diamond Willow	Diamond Willow Wind Farm located in Montana
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Federal Reserve	Federal Reserve System, the central banking system of the United States.
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
kWh	Kilowatt-hour
kV	Kilovolt
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana.
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission

Index

Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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
On August 4, 2022, the Company announced its Board of Directors unanimously approved a plan to pursue the separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. The separation is expected to result in two independent, publicly traded companies: (1) MDU Resources Group, Inc., the existing company and (2) Knife River, a construction materials and contracting company.
As the next step of the Company’s strategic planning, the Board of Directors has unanimously determined the best way to optimize value would be to create two pure-play companies: a leading construction materials company and a regulated energy delivery company. Accordingly, the board has authorized management to commence a strategic review process for MDU Construction Services with the objective of achieving the board’s goal of creating two pure-play public companies. For more information on the Company's risks associated with the anticipated separation or the proposed future structure of the companies, see Item 1A. Risk Factors.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$263,614	$237,065	$1,140,528	$940,017
Non-regulated pipeline, construction materials and contracting, construction services and other	1,713,592	1,348,948	3,974,158	3,297,591
Total operating revenues	1,977,206	1,586,013	5,114,686	4,237,608
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	89,502	90,058	281,430	273,796
Non-regulated pipeline, construction materials and contracting, construction services and other	1,457,350	1,122,840	3,490,120	2,828,557
Total operation and maintenance	1,546,852	1,212,898	3,771,550	3,102,353
Purchased natural gas sold	61,863	41,135	444,527	280,584
Depreciation, depletion and amortization	82,293	75,229	247,173	222,613
Taxes, other than income	56,267	48,096	185,303	163,819
Electric fuel and purchased power	20,080	19,486	68,370	56,216
Total operating expenses	1,767,355	1,396,844	4,716,923	3,825,585
Operating income	209,851	189,169	397,763	412,023
Other income (expense)	4,769	5,930	(1,877)	18,310
Interest expense	31,369	23,389	84,741	70,224
Income before income taxes	183,251	171,710	311,145	360,109
Income taxes	35,318	32,748	60,847	68,860
Income from continuing operations	147,933	138,962	250,298	291,249
Discontinued operations, net of tax	38	314	103	348
Net income	$147,971	$139,276	$250,401	$291,597
Earnings per share - basic:
Income from continuing operations	$.73	$.68	$1.23	$1.44
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.73	$.68	$1.23	$1.44
Earnings per share - diluted:
Income from continuing operations	$.73	$.68	$1.23	$1.44
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.73	$.68	$1.23	$1.44
Weighted average common shares outstanding - basic	203,351	202,863	203,351	201,647
Weighted average common shares outstanding - diluted	203,644	203,190	203,407	201,955
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$147,971	$139,276	$250,401	$291,597
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $37 and $36 for the three months ended and $109 and $109 for the nine months ended in 2022 and 2021, respectively	111	111	334	334
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $148 and $151 for the three months ended and $460 and $462 for the nine months ended in 2022 and 2021, respectively	461	466	1,367	1,389
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $— and $— for the three months ended and $(1,086) and $— for the nine months ended in 2022 and 2021, respectively	—	—	(3,265)	—
Postretirement liability adjustment	461	466	(1,898)	1,389
Net unrealized loss on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(88) and $(15) for the three months ended and $(207) and $(40) for the nine months ended in 2022 and 2021, respectively	(329)	(54)	(777)	(150)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $12 and $6 for the three months ended and $27 and $21 for the nine months ended in 2022 and 2021, respectively	42	20	99	80
Net unrealized loss on available-for-sale investments	(287)	(34)	(678)	(70)
Other comprehensive income (loss)	285	543	(2,242)	1,653
Comprehensive income attributable to common stockholders	$148,256	$139,819	$248,159	$293,250
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2022	September 30, 2021	December 31, 2021
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$74,620	$57,241	$54,161
Receivables, net	1,298,019	979,862	946,741
Inventories	398,642	312,285	335,609
Current regulatory assets	148,160	133,135	118,691
Prepayments and other current assets	104,850	83,364	95,741
Total current assets	2,024,291	1,565,887	1,550,943
Noncurrent assets:
Property, plant and equipment	9,257,067	8,634,737	8,972,849
Less accumulated depreciation, depletion and amortization	3,263,217	3,175,756	3,216,461
Net property, plant and equipment	5,993,850	5,458,981	5,756,388
Goodwill	763,262	717,646	765,386
Other intangible assets, net	18,745	22,241	22,578
Regulatory assets	344,442	379,245	357,851
Investments	157,860	171,859	175,476
Operating lease right-of-use assets	119,586	109,439	124,138
Other	185,094	143,565	157,675
Total noncurrent assets	7,582,839	7,002,976	7,359,492
Total assets	$9,607,130	$8,568,863	$8,910,435
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$100,000	$50,000	$—
Long-term debt due within one year	214,453	1,548	148,053
Accounts payable	630,699	525,704	478,933
Taxes payable	93,565	87,455	80,372
Dividends payable	44,229	43,212	44,229
Accrued compensation	99,824	105,867	81,904
Operating lease liabilities due within one year	34,569	30,502	35,368
Regulatory liabilities due within one year	18,599	16,491	16,303
Other accrued liabilities	232,364	212,140	207,078
Total current liabilities	1,468,302	1,072,919	1,092,240
Noncurrent liabilities:
Long-term debt	2,773,999	2,326,718	2,593,847
Deferred income taxes	617,996	557,582	591,962
Asset retirement obligations	472,931	455,522	458,061
Regulatory liabilities	433,212	426,141	428,790
Operating lease liabilities	85,884	79,397	89,253
Other	262,948	318,306	273,408
Total noncurrent liabilities	4,646,970	4,163,666	4,435,321
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,889,661 at September 30, 2022, 203,889,661 at September 30, 2021 and 203,889,661 at December 31, 2021	203,889	203,889	203,889
Other paid-in capital	1,455,241	1,458,208	1,461,205
Retained earnings	1,879,600	1,720,232	1,762,410
Accumulated other comprehensive loss	(43,246)	(46,425)	(41,004)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,491,858	3,332,278	3,382,874
Total liabilities and stockholders' equity	$9,607,130	$8,568,863	$8,910,435
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	203,889,661	$203,889	$1,461,205	$1,762,410	$(41,004)	(538,921)	$(3,626)	$3,382,874
Net income	—	—	—	31,763	—	—	—	31,763
Other comprehensive income	—	—	—	—	269	—	—	269
Dividends declared on common stock	—	—	—	(44,447)	—	—	—	(44,447)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	—	—	(127)	—	—	—	—	(127)
At March 31, 2022	203,889,661	$203,889	$1,451,464	$1,749,726	$(40,735)	(538,921)	$(3,626)	$3,360,718
Net income	—	—	—	70,667	—	—	—	70,667
Other comprehensive loss	—	—	—	—	(2,796)	—	—	(2,796)
Dividends declared on common stock	—	—	—	(44,446)	—	—	—	(44,446)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Issuance of common stock	—	—	(22)	—	—	—	—	(22)
At June 30, 2022	203,889,661	$203,889	$1,454,131	$1,775,947	$(43,531)	(538,921)	$(3,626)	$3,386,810
Net income	—	—	—	147,971	—	—	—	147,971
Other comprehensive income	—	—	—	—	285	—	—	285
Dividends declared on common stock	—	—	—	(44,318)	—	—	—	(44,318)
Stock-based compensation	—	—	1,110	—	—	—	—	1,110
At September 30, 2022	203,889,661	$203,889	$1,455,241	$1,879,600	$(43,246)	(538,921)	$(3,626)	$3,491,858
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Operating activities:
Net income	$250,401	$291,597
Discontinued operations, net of tax	103	348
Income from continuing operations	250,298	291,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	247,173	222,613
Deferred income taxes	18,741	30,353
Provision for credit losses	3,258	(801)
Amortization of debt issuance costs	1,080	997
Employee stock-based compensation costs	6,488	11,649
Pension and postretirement benefit plan net periodic benefit credit	(4,515)	(3,690)
Unrealized (gains) losses on investments	15,529	(4,408)
Gains on sales of assets	(8,500)	(10,518)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(346,879)	(103,637)
Inventories	(60,670)	(21,402)
Other current assets	(31,405)	(74,413)
Accounts payable	148,456	33,173
Other current liabilities	62,106	14,175
Pension and postretirement benefit plan contributions	(375)	(326)
Other noncurrent changes	(15,835)	(19,129)
Net cash provided by continuing operations	284,950	365,885
Net cash used in discontinued operations	(17)	(75)
Net cash provided by operating activities	284,933	365,810
Investing activities:
Capital expenditures	(463,002)	(428,114)
Acquisitions, net of cash acquired	450	(13,721)
Net proceeds from sale or disposition of property and other	1,615	12,954
Investments	(4,411)	(3,777)
Net cash used in investing activities	(465,348)	(432,658)
Financing activities:
Issuance of short-term borrowings	100,000	50,000
Repayment of short-term borrowings	—	(50,000)
Issuance of long-term debt	270,250	178,879
Repayment of long-term debt	(23,155)	(63,835)
Debt issuance costs	(1,082)	(362)
Net proceeds from issuance of common stock	(149)	88,830
Dividends paid	(132,687)	(128,142)
Repurchase of common stock	(7,399)	(6,701)
Tax withholding on stock-based compensation	(4,904)	(4,127)
Net cash provided by financing activities	200,874	64,542
Increase (decrease) in cash and cash equivalents	20,459	(2,306)
Cash and cash equivalents -- beginning of year	54,161	59,547
Cash and cash equivalents -- end of period	$74,620	$57,241
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2022 and 2021
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
On August 4, 2022, the Company announced its Board of Directors unanimously approved a plan to pursue the separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. As the next step of the Company’s strategic planning, on November 2, 2022, the board of directors unanimously determined the best way to optimize value would be to create two pure-play companies: a leading construction materials company and a regulated energy delivery company. Accordingly, the board has authorized management to commence a strategic review process for MDU Construction Services with the objective of achieving the board’s goal of creating two pure-play public companies.
Discontinued operations include the supporting activities of Fidelity and are shown in income from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
In the fourth quarter of 2021, the Company made changes to the presentation of the Consolidated Statements of Cash Flows to provide further clarity on the sources and uses of net cash provided by operating activities and net cash provided by (used in) financing activities. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact total net cash provided by operating activities or net cash provided by financing activities for the nine months ended September 30, 2021.
Management has also evaluated the impact of events occurring after September 30, 2022, up to the date of the issuance of these consolidated interim financial statements on November 3, 2022, that would require recognition or disclosure in the Consolidated Financial Statements.

Index
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
Note 4 - Receivables and allowance for expected credit losses
Receivables consists primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $41.5 million, $37.9 million and $44.8 million at September 30, 2022 and 2021, and December 31, 2021, respectively.
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

Index
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2021	$269	$1,506	$2	$5,406	$2,533	$9,716
Current expected credit loss provision	565	1,369	—	(253)	54	1,735
Less write-offs charged against the allowance	597	932	—	27	71	1,627
Credit loss recoveries collected	124	180	—	—	28	332
At March 31, 2022	$361	$2,123	$2	$5,126	$2,544	$10,156
Current expected credit loss provision	113	92	—	12	292	509
Less write-offs charged against the allowance	234	939	—	108	104	1,385
Credit loss recoveries collected	108	177	—	—	—	285
At June 30, 2022	$348	$1,453	$2	$5,030	$2,732	$9,565
Current expected credit loss provision	300	881	—	(55)	(111)	1,015
Less write-offs charged against the allowance	399	1,822	—	75	152	2,448
Credit loss recoveries collected	85	169	—	—	40	294
At September 30, 2022	$334	$681	$2	$4,900	$2,509	$8,426

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision	538	1,273	—	(1,049)	(1,079)	(317)
Less write-offs charged against the allowance	888	1,107	—	273	401	2,669
Credit loss recoveries collected	129	213	—	—	—	342
At March 31, 2021	$678	$2,950	$2	$4,842	$4,242	$12,714
Current expected credit loss provision	(110)	(103)	—	11	(639)	(841)
Less write-offs charged against the allowance	341	787	—	232	64	1,424
Credit loss recoveries collected	100	199	—	—	—	299
At June 30, 2021	$327	$2,259	$2	$4,621	$3,539	$10,748
Current expected credit loss provision	388	411	—	233	(675)	357
Less write-offs charged against the allowance	525	1,178	—	184	265	2,152
Credit loss recoveries collected	92	168	—	—	93	353
At September 30, 2021	$282	$1,660	$2	$4,670	$2,692	$9,306
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

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Aggregates held for resale	$198,711	$183,693	$184,363
Asphalt oil	56,609	32,964	57,002
Natural gas in storage (current)	48,532	28,683	18,867
Materials and supplies	42,359	27,253	30,629
Merchandise for resale	39,198	26,639	28,501
Other	13,233	13,053	16,247
Total	$398,642	$312,285	$335,609
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.2 million at September 30, 2022 and $47.5 million at both September 30, 2021 and December 31, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,351	202,863	203,351	201,647
Effect of dilutive performance share awards and restricted stock units	293	327	56	308
Weighted average common shares outstanding - diluted	203,644	203,190	203,407	201,955
Shares excluded from the calculation of diluted earnings per share	—	—	77	—
Dividends declared per common share	$.2175	$.2125	$.6525	$.6375
Note 7 - Equity
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of September 30, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
	(In millions)
Shares issued	—	1.0		—	2.8
Net proceeds *	$—	$34.2	**	$(.1)	$88.8	**
*    Net proceeds include issuance costs of $— and $149,000 for the three and nine months ended September 30, 2022, respectively, and $425,000 and $1.2 million for the three and nine months ended September 30, 2021, respectively.
**    Net proceeds were used for capital expenditures.

Index
Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(538)	$(40,461)	$(5)	$(41,004)
Other comprehensive loss before reclassifications	—	—	(320)	(320)
Amounts reclassified from accumulated other comprehensive loss	112	445	32	589
Net current-period other comprehensive income (loss)	112	445	(288)	269
At March 31, 2022	$(426)	$(40,016)	$(293)	$(40,735)
Other comprehensive loss before reclassifications	—	—	(128)	(128)
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(3,265)	—	(3,265)
Amounts reclassified from accumulated other comprehensive loss	111	461	25	597
Net current-period other comprehensive income (loss)	111	(2,804)	(103)	(2,796)
At June 30, 2022	$(315)	$(42,820)	$(396)	$(43,531)
Other comprehensive loss before reclassifications	—	—	(329)	(329)
Amounts reclassified from accumulated other comprehensive loss	111	461	42	614
Net current-period other comprehensive income (loss)	111	461	(287)	285
At September 30, 2022	$(204)	$(42,359)	$(683)	$(43,246)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive loss before reclassifications	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive loss	111	466	35	612
Net current-period other comprehensive income (loss)	111	466	(9)	568
At March 31, 2021	$(873)	$(46,741)	$104	$(47,510)
Other comprehensive loss before reclassifications	—	—	(52)	(52)
Amounts reclassified from accumulated other comprehensive loss	112	457	25	594
Net current-period other comprehensive income (loss)	112	457	(27)	542
At June 30, 2021	$(761)	$(46,284)	$77	$(46,968)
Other comprehensive loss before reclassifications	—	—	(54)	(54)
Amounts reclassified from accumulated other comprehensive loss	111	466	20	597
Net current-period other comprehensive income (loss)	111	466	(34)	543
At September 30, 2021	$(650)	$(45,818)	$43	$(46,425)

Index
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(148)	$(147)	$(443)	$(443)	Interest expense
	37	36	109	109	Income taxes
	(111)	(111)	(334)	(334)
Amortization of postretirement liability losses included in net periodic benefit credit	(609)	(617)	(1,827)	(1,851)	Other income
	148	151	460	462	Income taxes
	(461)	(466)	(1,367)	(1,389)
Reclassification adjustment on available-for-sale investments included in net income	(54)	(26)	(126)	(101)	Other income
	12	6	27	21	Income taxes
	(42)	(20)	(99)	(80)
Total reclassifications	$(614)	$(597)	$(1,800)	$(1,803)
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

Three Months Ended September 30, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$36,981	$64,074	$—	$—	$—	$—	$101,055
Commercial utility sales	38,785	43,734	—	—	—	—	82,519
Industrial utility sales	10,838	7,209	—	—	—	—	18,047
Other utility sales	2,002	—	—	—	—	—	2,002
Natural gas transportation	—	11,910	32,144	—	—	—	44,054
Natural gas storage	—	—	3,595	—	—	—	3,595
Contracting services	—	—	—	492,207	—	—	492,207
Construction materials	—	—	—	742,982	—	—	742,982
Intrasegment eliminations	—	—	—	(259,761)	—	—	(259,761)
Electrical & mechanical specialty contracting	—	—	—	—	543,717	—	543,717
Transmission & distribution specialty contracting	—	—	—	—	181,550	—	181,550
Other	10,758	3,494	3,815	—	200	4,438	22,705
Intersegment eliminations	(124)	(139)	(3,595)	(343)	(2,229)	(4,438)	(10,868)
Revenues from contracts with customers	99,240	130,282	35,959	975,085	723,238	—	1,963,804
Other revenues	(47)	1,792	86	—	11,571	—	13,402
Total external operating revenues	$99,193	$132,074	$36,045	$975,085	$734,809	$—	$1,977,206

Index

Three Months Ended September 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$36,412	$55,284	$—	$—	$—	$—	$91,696
Commercial utility sales	39,033	35,338	—	—	—	—	74,371
Industrial utility sales	10,495	5,395	—	—	—	—	15,890
Other utility sales	1,993	—	—	—	—	—	1,993
Natural gas transportation	—	11,812	28,058	—	—	—	39,870
Natural gas storage	—	—	3,483	—	—	—	3,483
Contracting services	—	—	—	415,106	—	—	415,106
Construction materials	—	—	—	617,823	—	—	617,823
Intrasegment eliminations	—	—	—	(201,630)	—	—	(201,630)
Electrical & mechanical specialty contracting	—	—	—	—	317,238	—	317,238
Transmission & distribution specialty contracting	—	—	—	—	185,842	—	185,842
Other	12,589	2,110	3,290	—	75	3,423	21,487
Intersegment eliminations	(136)	(142)	(3,908)	(110)	(289)	(3,398)	(7,983)
Revenues from contracts with customers	100,386	109,797	30,923	831,189	502,866	25	1,575,186
Other revenues	(1,456)	581	45	—	11,657	—	10,827
Total external operating revenues	$98,930	$110,378	$30,968	$831,189	$514,523	$25	$1,586,013

Nine Months Ended September 30, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$103,648	$439,639	$—	$—	$—	$—	$543,287
Commercial utility sales	108,400	279,697	—	—	—	—	388,097
Industrial utility sales	32,067	29,242	—	—	—	—	61,309
Other utility sales	5,632	—	—	—	—	—	5,632
Natural gas transportation	—	35,747	95,685	—	—	—	131,432
Natural gas storage	—	—	10,210	—	—	—	10,210
Contracting services	—	—	—	937,156	—	—	937,156
Construction materials	—	—	—	1,535,077	—	—	1,535,077
Intrasegment eliminations	—	—	—	(475,026)	—	—	(475,026)
Electrical & mechanical specialty contracting	—	—	—	—	1,443,758	—	1,443,758
Transmission & distribution specialty contracting	—	—	—	—	496,190	—	496,190
Other	33,727	9,854	8,200	—	357	13,168	65,306
Intersegment eliminations	(371)	(416)	(37,328)	(674)	(5,090)	(13,168)	(57,047)
Revenues from contracts with customers	283,103	793,763	76,767	1,996,533	1,935,215	—	5,085,381
Other revenues	(4,854)	(831)	210	—	34,780	—	29,305
Total external operating revenues	$278,249	$792,932	$76,977	$1,996,533	$1,969,995	$—	$5,114,686

Index

Nine Months Ended September 30, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$99,106	$341,901	$—	$—	$—	$—	$441,007
Commercial utility sales	105,795	203,002	—	—	—	—	308,797
Industrial utility sales	30,878	20,387	—	—	—	—	51,265
Other utility sales	5,384	—	—	—	—	—	5,384
Natural gas transportation	—	35,715	85,160	—	—	—	120,875
Natural gas storage	—	—	10,606	—	—	—	10,606
Contracting services	—	—	—	791,964	—	—	791,964
Construction materials	—	—	—	1,332,997	—	—	1,332,997
Intrasegment eliminations	—	—	—	(394,126)	—	—	(394,126)
Electrical & mechanical specialty contracting	—	—	—	—	1,020,130	—	1,020,130
Transmission & distribution specialty contracting	—	—	—	—	502,328	—	502,328
Other	31,827	7,913	10,760	—	168	10,152	60,820
Intersegment eliminations	(407)	(425)	(38,000)	(314)	(2,128)	(10,082)	(51,356)
Revenues from contracts with customers	272,583	608,493	68,526	1,730,521	1,520,498	70	4,200,691
Other revenues	(5,329)	5,880	127	—	36,239	—	36,917
Total external operating revenues	$267,254	$614,373	$68,653	$1,730,521	$1,556,737	$70	$4,237,608
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
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts for construction work are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation.
The changes in contract assets and liabilities were as follows:

	September 30, 2022	December 31, 2021	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$265,585	$125,742	$139,843	Receivables, net
Contract liabilities - current	(216,439)	(179,140)	(37,299)	Accounts payable
Contract liabilities - noncurrent	(12)	(118)	106	Noncurrent liabilities - other
Net contract assets (liabilities)	$49,134	$(53,516)	$102,650
The Company recognized $11.2 million and $147.9 million in revenue for the three and nine months ended September 30, 2022, respectively, which was previously included in contract liabilities at December 31, 2021. The Company recognized $7.1 million and $152.4 million in revenue for the three and nine months ended September 30, 2021, respectively, which was previously included in contract liabilities at December 31, 2020.
The Company recognized a net increase in revenues of $14.5 million and $54.1 million for the three and nine months ended September 30, 2022, respectively, from performance obligations satisfied in prior periods. The company recognized a net increase in revenues of $19.2 million and $63.3 million for the three and nine months ended September 30, 2021, respectively, from performance obligations satisfied in prior periods.

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
At September 30, 2022, the Company's remaining performance obligations were $3.3 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.6 billion within the next 12 months or less; $369.7 million within the next 13 to 24 months; and $418.1 million in 25 months or more.
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
The Company had no acquisitions in the nine months ended September 30, 2022.
In 2021, the construction materials and contracting segment's acquisitions included:
•Baker Rock Resources and Oregon Mainline Paving, two construction materials companies located around the Portland, Oregon metro area, acquired in November 2021. As of September 30, 2022, the purchase price allocation was settled with no material adjustments to the provisional accounting.
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
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income. For the nine months ended September 30, 2022, the Company had no acquisition costs. For the nine months ended September 30, 2021, acquisition costs were not material.
Note 11 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $11.7 million and $35.1 million for the three and nine months ended September 30, 2022, respectively. The Company recognized revenue from operating leases of $11.8 million and $36.6 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the Company had $9.1 million of lease receivables with a majority due within 12 months.

Index
Note 12 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2022
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	276,426	—	(2,124)	274,302
Construction services	143,224	—	—	143,224
Total	$765,386	$—	$(2,124)	$763,262

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at September 30, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	2,900	(217)	228,686
Construction services	143,224	—	—	143,224
Total	$714,963	$2,900	$(217)	$717,646

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	50,640	(217)	276,426
Construction services	143,224	—	—	143,224
Total	$714,963	$50,640	$(217)	$765,386
Other amortizable intangible assets were as follows:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Customer relationships	$28,990	$29,423	$29,740
Less accumulated amortization	12,768	9,705	10,650
	16,222	19,718	19,090
Noncompete agreements	4,591	3,991	4,591
Less accumulated amortization	3,377	2,710	2,856
	1,214	1,281	1,735
Other	5,279	11,957	12,601
Less accumulated amortization	3,970	10,715	10,848
	1,309	1,242	1,753
Total	$18,745	$22,241	$22,578
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2021. For more information related to these business combinations, see Note 10.
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2022, was $1.3 million and $3.8 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2021, was $1.2 million and $3.9 million, respectively. Estimated amortization expense for identifiable intangible assets as of September 30, 2022, was:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Amortization expense	$1,159	$4,591	$4,249	$2,200	$1,781	$4,765

Index
Note 13 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of September 30, 2022	*	September 30, 2022	September 30, 2021	December 31, 2021
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$112,079	$98,211	$86,371
Conservation programs	Up to 1 year		9,363	8,495	8,225
Decoupling	Up to 1 year		6,549	7,195	9,131
Cost recovery mechanisms	Up to 1 year		3,354	4,693	4,536
Other	Up to 1 year		16,815	14,541	10,428
			148,160	133,135	118,691
Noncurrent:
Pension and postretirement benefits	**		137,582	155,888	142,681
Cost recovery mechanisms	Up to 10 years		67,094	43,955	44,870
Plant costs/asset retirement obligations	Over plant lives		61,941	73,528	63,116
Plant to be retired	-		24,740	48,544	50,070
Manufactured gas plant site remediation	-		25,963	26,000	26,053
Taxes recoverable from customers	Over plant lives		12,394	11,438	12,339
Long-term debt refinancing costs	Up to 38 years		3,335	3,952	3,794
Natural gas costs recoverable through rate adjustments	Up to 2 years		462	6,084	5,186
Other	Up to 17 years		10,931	9,856	9,742
			344,442	379,245	357,851
Total regulatory assets			$492,602	$512,380	$476,542
Regulatory liabilities:
Current:
Taxes refundable to customers	Up to 1 year		$4,264	$3,867	$3,841
Electric fuel and purchased power deferral	Up to 1 year		3,763	3,205	—
Cost recovery mechanisms	Up to 1 year		2,674	2,797	214
Natural gas costs refundable through rate adjustments	Up to 1 year		873	—	6,700
Other	Up to 1 year		7,025	6,622	5,548
			18,599	16,491	16,303
Noncurrent:
Taxes refundable to customers	Over plant lives		205,517	218,566	215,421
Plant removal and decommissioning costs	Over plant lives		174,481	172,683	168,152
Pension and postretirement benefits	**		19,687	16,915	20,434
Accumulated deferred investment tax credit	Up to 20 years		14,665	12,403	12,696
Cost recovery mechanisms	Up to 20 years		12,535	—	7,727
Other	Up to 16 years		6,327	5,574	4,360
			433,212	426,141	428,790
Total regulatory liabilities			$451,811	$442,632	$445,093
Net regulatory position			$40,791	$69,748	$31,449
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

At September 30, 2022 and 2021, and December 31, 2021, approximately $264.4 million, $318.2 million and $296.6 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant retirement and the estimated future cost of manufactured gas plant site remediation.
In the last half of 2021 and in 2022, the Company has experienced higher natural gas costs due to the increase in demand outpacing the supply along with the impact of global events. This increase in natural gas costs experienced in certain jurisdictions has been partially offset by the recovery of prior period natural gas costs being recovered over a period longer than the normal one-year period, as further discussed below.

Index
In February 2021, a prolonged period of unseasonably cold temperatures in the central United States significantly increased the demand for electric and natural gas services and contributed to increased market prices. Overall, Montana-Dakota and Great Plains incurred approximately $44.0 million in increased natural gas costs in order to maintain services for its customers. These extraordinary gas costs were recorded as regulatory assets as they are expected to be recovered from customers. With the exception of $845,000 in Minnesota, Montana-Dakota and Great Plains have received approval for the recovery of purchased gas adjustments related to the cold-weather event in all jurisdictions impacted, including out-of-cycle purchased gas adjustment requests in most jurisdictions. For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $95.2 million, $106.4 million and $109.6 million, at September 30, 2022 and 2021, and December 31, 2021, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $2.6 million and $16.8 million for the three and nine months ended September 30, 2022, respectively. The net unrealized gain on these investments was $373,000 and $4.2 million for the three and nine months ended September 30, 2021. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

September 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,486	$—	$783	$7,703
U.S. Treasury securities	2,468	—	82	2,386
Total	$10,954	$—	$865	$10,089

Index

September 30, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,597	$93	$11	$8,679
U.S. Treasury securities	2,681	—	28	2,653
Total	$11,278	$93	$39	$11,332

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,702	$51	$47	$8,706
U.S. Treasury securities	2,407	—	11	2,396
Total	$11,109	$51	$58	$11,102
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2022
	(In thousands)
Assets:
Money market funds	$—	$7,309	$—	$7,309
Insurance contracts*	—	95,170	—	95,170
Available-for-sale securities:
Mortgage-backed securities	—	7,703	—	7,703
U.S. Treasury securities	—	2,386	—	2,386
Total assets measured at fair value	$—	$112,568	$—	$112,568
*    The insurance contracts invest approximately 65 percent in fixed-income investments, 14 percent in common stock of large-cap companies, 7 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Carrying amount	$2,988,452	$2,328,266	$2,741,900
Fair value	$2,647,387	$2,599,907	$2,984,866
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2022	September 30, 2022	September 30, 2021	December 31, 2021
		(In thousands)
Senior Notes due on dates ranging from October 22, 2022 to June 15, 2062	4.29%	$2,365,000	$2,025,000	$2,125,000
Commercial paper supported by revolving credit agreements	3.66%	460,600	168,800	450,300
Credit agreements due on June 7, 2024	4.55%	125,580	94,300	127,500
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Term Loan Agreement due on September 3, 2032	3.64%	7,000	7,700	7,700
Other notes due on dates ranging from January 1, 2024 to January 1, 2061	.97%	2,349	3,198	2,564
Less unamortized debt issuance costs		6,633	5,709	6,090
Less discount		444	23	74
Total long-term debt		2,988,452	2,328,266	2,741,900
Less current maturities		214,453	1,548	148,053
Net long-term debt		$2,773,999	$2,326,718	$2,593,847
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at September 30, 2022, were as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(In thousands)
Long-term debt maturities	$147,253	$77,923	$646,983	$177,802	$140,802	$1,804,766
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Interest, net*	$75,425	$59,876
Income taxes paid, net	$17,664	$61,250
*    AFUDC - borrowed was $2.4 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,492	$26,120	$55,987
Property, plant and equipment additions in accounts payable	$44,277	$88,355	$57,605
Debt assumed in connection with a business combination	$—	$—	$10

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
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions and certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the refining business and Fidelity and do not meet the criteria for income (loss) from discontinued operations, as well as transaction costs associated with the anticipated separation of Knife River.
Discontinued operations include the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$99,193	$98,930	$278,249	$267,254
Natural gas distribution	132,074	110,378	792,932	614,373
Pipeline	32,347	27,757	69,347	58,390
	263,614	237,065	1,140,528	940,017

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Non-regulated operations:
Pipeline	3,698	3,211	7,630	10,263
Construction materials and contracting	975,085	831,189	1,996,533	1,730,521
Construction services	734,809	514,523	1,969,995	1,556,737
Other	—	25	—	70
	1,713,592	1,348,948	3,974,158	3,297,591
Total external operating revenues	$1,977,206	$1,586,013	$5,114,686	$4,237,608
Intersegment operating revenues:
Regulated operations:
Electric	$124	$136	$371	$407
Natural gas distribution	139	142	416	425
Pipeline	3,508	3,845	36,845	37,530
	3,771	4,123	37,632	38,362
Non-regulated operations:
Pipeline	87	63	483	470
Construction materials and contracting	343	110	674	314
Construction services	2,229	289	5,090	2,128
Other	4,438	3,398	13,168	10,082
	7,097	3,860	19,415	12,994
Intersegment eliminations	(10,868)	(7,983)	(57,047)	(51,356)
Total intersegment operating revenues	$—	$—	$—	$—

Operating income (loss):
Electric	$30,395	$27,310	$53,764	$53,982
Natural gas distribution	(16,688)	(14,249)	38,929	42,925
Pipeline	14,963	12,284	39,447	35,896
Construction materials and contracting	147,367	133,712	157,116	171,274
Construction services	34,949	30,120	110,588	108,172
Other	(1,135)	(8)	(2,081)	(226)
Total operating income	$209,851	$189,169	$397,763	$412,023

Net income (loss):
Regulated operations:
Electric	$21,596	$20,564	$37,476	$41,618
Natural gas distribution	(18,058)	(15,390)	10,758	20,081
Pipeline	9,379	10,225	24,527	27,508
	12,917	15,399	72,761	89,207
Non-regulated operations:
Pipeline	492	356	(187)	1,166
Construction materials and contracting	102,764	96,282	95,337	116,865
Construction services	27,977	23,130	83,755	81,839
Other	3,783	3,795	(1,368)	2,172
	135,016	123,563	177,537	202,042
Income from continuing operations	147,933	138,962	250,298	291,249
Discontinued operations, net of tax	38	314	103	348
Net income	$147,971	$139,276	$250,401	$291,597

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit credit for the Company's pension benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Components of net periodic benefit credit:
Interest cost	$2,630	$2,455	$7,892	$7,365
Expected return on assets	(4,864)	(4,894)	(14,592)	(14,682)
Amortization of net actuarial loss	1,670	2,004	5,012	6,012
Net periodic benefit credit	$(564)	$(435)	$(1,688)	$(1,305)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Components of net periodic benefit credit:
Service cost	$354	$400	$1,062	$1,200
Interest cost	474	466	1,422	1,398
Expected return on assets	(1,322)	(1,275)	(3,966)	(3,825)
Amortization of prior service credit	(350)	(349)	(1,050)	(1,047)
Amortization of net actuarial (gain) loss	(55)	6	(163)	18
Net periodic benefit credit, including amount capitalized	(899)	(752)	(2,695)	(2,256)
Less amount capitalized	48	46	132	129
Net periodic benefit credit	$(947)	$(798)	$(2,827)	$(2,385)

The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $773,000 and $769,000 for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million for both the nine months ended September 30, 2022 and 2021. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
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

Index
MNPUC
Great Plains defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually, Great Plains prepares a true-up pursuant to the purchased gas adjustment tariff. On August 30, 2021, the MNPUC issued an order to allow Great Plains recovery of an out-of-cycle cost of gas adjustment of $8.8 million over a period of 27 months. The order was effective September 1, 2021, and was subject to a prudence review by the MNPUC. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. On October 19, 2022, the MNPUC issued a final order disallowing $845,000 of the gas costs. These costs, which were deferred as a regulatory asset in natural gas costs recoverable through rate adjustments, were then recorded to expense as they were no longer recoverable from customers.
On June 1, 2022, Great Plains filed an application with the MNPUC for a decrease in its depreciation and amortization rates of approximately $1.2 million annually or a decrease from a combined rate of 4.5 percent to 2.8 percent. Great Plains has requested the rates be retroactive to January 1, 2022. This matter is pending before the MNPUC.
NDPSC
On May 16, 2022, Montana-Dakota filed an application with the NDPSC for an electric general rate increase of approximately $25.4 million annually or 12.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. The NDPSC has 7 months to render a final decision on the rate case. On July 14, 2022, the NDPSC approved an interim rate increase of approximately $10.9 million annually or 5.3 percent above current rates, subject to refund, for service rendered on and after July 15, 2022. The lower interim rate increase is largely due to excluding the recovery of Heskett Unit 4, which is expected to be in service in the first half of 2023.
On July 15, 2022, Montana-Dakota filed an application with the NDPSC to request an update to its transmission cost adjustment rider requesting to recover revenues of $12.9 million, which includes a true-up of the prior period adjustment, resulting in a decrease of $1.6 million from current rates. The request is to recover transmission-related expenses and the revenue requirement for transmission facilities not currently recovered through electric service rates. On October 5, 2022, the NDPSC approved the decrease with rates effective November 1, 2022.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On November 1, 2022, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revenue requirement of approximately $17.9 million annually. The update reflects a decrease of approximately $127,000 from the revenues currently included in rates.
WUTC
On September 30, 2021, Cascade filed an application with the WUTC for a natural gas rate increase of approximately $13.7 million annually or approximately 5.1 percent above current rates. The requested increase was primarily to recover investments made in infrastructure upgrades, as well as to recover 2021 wage increases. On March 22, 2022, Cascade filed a multi-party settlement and stipulation on behalf of Cascade and the staff of the WUTC that would result in a revenue requirement increase of approximately $10.7 million annually or approximately 4.0 percent above current rates. The WUTC issued a final order on August 23, 2022, adjusting the settlement primarily for 2020 actual depreciation expense. The final order approved an increase of $7.2 million annually with an effective date of September 1, 2022.
On March 24, 2022, Cascade filed a request for a tariff revision with the WUTC to rectify an inadvertent IRS normalization violation resulting from its tariff established in 2018 that passes back to customers the reversal of plant-related excess deferred income taxes through an annual rate adjustment. This request was made in response to the issuance of an IRS private letter ruling to another Washington utility with the same annual rate adjustment tariff, which addressed its normalization violation. The private letter ruling concluded the tariff to refund excess deferred income taxes without corresponding adjustments for other components of rate base or changes in depreciation or income tax expense, is an impermissible methodology under the IRS normalization and consistency rules. Cascade's request proposes a similar remedy through the tariff to recover the excess amounts refunded to customers while this tariff has been in place, and revises the method going forward to reflect excess deferred income taxes in rates in the same manner as other components of rate base from its most recent general rate case. Cascade has requested recovery of the excess refunded to customers of approximately $3.3 million and elimination of the currently deferred, but not yet refunded balance. A multi-party settlement was filed with the WUTC on October 21, 2022. This matter is pending before the WUTC.
On October 14, 2022, Cascade filed an update to its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $1.2 million or approximately 0.4 percent. The filing was effective November 1, 2022.
FERC
On September 1, 2022, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project and network upgrade charges for $15.4 million, which is effective January 1, 2023.

Index
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
At September 30, 2022 and 2021, and December 31, 2021, the Company accrued contingent liabilities, which have not been discounted, of $33.6 million, $34.7 million and $37.0 million, respectively. At September 30, 2022 and 2021, and December 31, 2021, the Company also recorded corresponding insurance receivables of $11.9 million, $11.7 million and $14.1 million, respectively, and regulatory assets of $20.5 million, $21.1 million and $21.2 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, production taxes, royalty claims and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2021 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2022, the fixed maximum amounts guaranteed under these agreements aggregate $333.7 million. Certain of the guarantees also have no fixed maximum amounts specified. At September 30, 2022, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $10.8 million in 2022; $68.6 million in 2023; $110.6 million in 2024; $130.5 million in 2025; $1.3 million in 2026; $700,000 thereafter; and $11.2 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2022. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2022, the fixed maximum amounts guaranteed under these letters of credit aggregated $25.0 million. At September 30, 2022, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $21.8 million in 2022, $2.7 million in 2023 and $500,000 in 2024. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2022. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2022.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2022, approximately $932.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
At September 30, 2022, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $30.0 million.

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
On August 4, 2022, the Company announced its Board of Directors unanimously approved a plan to pursue a separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. The transaction is expected to result in two independent, publicly traded and well-capitalized companies. Completion of the separation will be subject to, among other things, the effectiveness of a registration statement on Form 10 with the SEC, final approval from the Company’s Board of Directors, receipt of a tax opinion and a private letter ruling from the IRS, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be complete in 2023, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. See Part II, Item 1A. Risk Factors for a description of some of the risks and uncertainties associated with the proposed transaction.
As the next step of the Company's strategic planning, on November 2, 2022, the Board of Directors unanimously determined the best way to optimize value would be to create two pure-play companies: a leading construction materials company and a regulated energy delivery company. Accordingly, the board has authorized management to commence a strategic review process for MDU Construction Services with the objective of achieving the board’s goal of creating two pure-play public companies. See Part II, Item 1A. Risk Factors for a description of some of the risks and uncertainties with the proposed future structure.
The Company continues to manage the inflationary pressures experienced throughout the United States. Inflation rates in the Unites States have increased significantly, relative to historical precedent, and may continue to rise. The Company has continued to evaluate its businesses and has increased pricing for its products and services where necessary as evidenced by the increase in revenues recognized in 2022. The ability to raise selling prices to cover higher costs due to inflation are subject to customer demand, industry competition and the availability of materials, among other things. Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers.
The Company continues to monitor the impact that inflation, rising interest rates, rising commodity prices and supply chain disruptions may have on its businesses and customers and proactively looks for ways to lessen the impact to its businesses. For more information on possible impacts to the Company's businesses, see the Outlook for each segment below and Part I, Item 1A. Risk Factors in the 2021 Annual Report.
Forward-Looking Statements
The following sections contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events, including the separation of Knife River, or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.
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

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Electric	$21.6	$20.6	$37.5	$41.6
Natural gas distribution	(18.1)	(15.4)	10.8	20.1
Pipeline	9.8	10.6	24.3	28.7
Construction materials and contracting	102.8	96.3	95.3	116.9
Construction services	28.0	23.1	83.8	81.8
Other	3.8	3.8	(1.4)	2.2
Income from continuing operations	147.9	139.0	250.3	291.3
Discontinued operations, net of tax	—	.3	.1	.3
Net income	$147.9	$139.3	$250.4	$291.6
Earnings per share - basic:
Income from continuing operations	$.73	$.68	$1.23	$1.44
Discontinued operations, net of tax	—	—	—	—
Earnings per share - basic	$.73	$.68	$1.23	$1.44
Earnings per share - diluted:
Income from continuing operations	$.73	$.68	$1.23	$1.44
Discontinued operations, net of tax	—	—	—	—
Earnings per share - diluted	$.73	$.68	$1.23	$1.44
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 The Company's consolidated earnings increased $8.6 million.
The Company's earnings primarily benefited from earnings at the construction businesses. The construction materials and contracting business benefited from higher average pricing on materials and increased contracting workloads, and the construction services business benefited from higher margins on electrical and mechanical work, primarily in the industrial, institutional and commercial sectors, as well as higher utility margins. Both of the construction business's earnings were negatively impacted by inflationary pressures, including higher diesel fuel and other operating costs; however, these costs are largely being recovered through price increases. Earnings at the electric business were positively impacted by interim rate relief in certain jurisdictions and lower operation and maintenance expenses as a result of the coal-fired electric plant closures and the absence of a planned maintenance outage in 2021. Partially offsetting the increased earnings was an increased seasonal loss at the natural gas distribution business as a result of higher operating expenses, including increased subcontractor costs and depreciation expense, and increased interest expense at the pipeline business as a result of higher debt balances, partially offset by the net benefit of the North Bakken Expansion project. Also negatively impacting results were transaction costs of $4.1 million, after tax, associated with the anticipated spinoff of Knife River included in Other.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 The Company's consolidated earnings decreased $41.2 million.
The Company experienced decreased earnings across most of the Company's businesses. While the construction materials and contracting business experienced higher average pricing on materials and increased contracting workloads, results were negatively impacted by ongoing inflationary pressures, including higher diesel fuel and other operating costs. The natural gas distribution business experienced higher operating expenses, including subcontractor costs, as well as higher depreciation and interest expenses, partially offset by increased sales volumes and approved rate recovery in certain jurisdictions. The pipeline business experienced higher interest expense and lower non-regulated project margins, partially offset by the net benefit of the North Bakken Expansion project. Increased operating costs related to a planned maintenance outage at Coyote Station along with lower per unit average rates decreased earnings at the electric business, partially offset by interim rate relief in certain jurisdictions and higher transmission revenues. The Company's earnings were further impacted by $20.8 million in lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14, and the transaction costs of $4.1 million, after tax, associated with the anticipated spinoff of Knife River included in Other. Partially offsetting the decreases were increased earnings at the construction services business resulting primarily from higher commercial and service margins and earnings from the Company's joint ventures, partially offset by higher overall operating costs related to inflationary pressures and higher selling, general and administrative expenses.
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
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. MISO and NERC have recently announced concerns with reliability of the electric grid due to capacity shortages, which has resulted from rapid expansion of renewables and rapid reduction of baseload resources such as coal, while load growth has increased faster than expected. MISO has recently approved a seasonal resource adequacy construct, or accreditation process, versus the existing annual summer peak capacity requirement process. The new construct will include a higher planning reserve margin in winter, spring and fall and a higher Coincident Load Factor for Montana-Dakota in the winter season. This is a change from the current summer requirement only process. Both of these will likely require Montana-Dakota to obtain additional accredited seasonal capacity. These changes could result in increased costs to produce electricity; however, the impact of these changes on the Company is unknown. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
The Company continues to monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric transmission and distribution system and natural gas pipeline

Index
projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment as a result of the COVID-19 pandemic and subsequent supply chain issues. While not material, these segments have experienced delays and inflationary pressures, including increased costs related to purchased natural gas and capital expenditures. The Company expects these delays and inflationary pressures to continue throughout the remainder of 2022 and into 2023.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served and competition from other energy providers and fuels. As the industry continues to expand the use of renewable energy sources, the need for additional transmission is growing. On July 25, 2022, as part of its long range transmission plan, MISO announced approval of 18 transmission projects totaling $10.3 billion of investments in MISO's midwest subregion, of which Montana-Dakota is a part. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own an approximately 95 mile 345 kV transmission line with Otter Tail Power Company in central North Dakota. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$99.3	$99.1	—%	$278.6	$267.7	4%
Operating expenses:
Electric fuel and purchased power	20.1	19.5	3%	68.3	56.2	22%
Operation and maintenance	28.7	31.2	(8)%	91.0	93.8	(3)%
Depreciation, depletion and amortization	15.7	17.0	(8)%	52.0	50.0	4%
Taxes, other than income	4.4	4.1	7%	13.5	13.7	(1)%
Total operating expenses	68.9	71.8	(4)%	224.8	213.7	5%
Operating income	30.4	27.3	11%	53.8	54.0	—%
Other income (expense)	.5	1.2	(58)%	(.8)	3.4	(124)%
Interest expense	7.0	6.6	6%	21.0	19.8	6%
Income before income taxes	23.9	21.9	9%	32.0	37.6	(15)%
Income tax (benefit) expense	2.3	1.3	77%	(5.5)	(4.0)	38%
Net income	$21.6	$20.6	5%	$37.5	$41.6	(10)%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues (millions)
Retail sales:
Residential	$36.6	$35.4	$100.6	$96.0
Commercial	38.4	38.0	105.3	102.5
Industrial	10.8	10.2	31.3	29.9
Other	2.0	1.9	5.4	5.2
	87.8	85.5	242.6	233.6
Transportation and other	11.5	13.6	36.0	34.1
	$99.3	$99.1	$278.6	$267.7
Volumes (million kWh)
Retail Sales:
Residential	304.9	317.3	906.7	906.3
Commercial	358.3	393.0	1,051.7	1,101.9
Industrial	143.7	145.1	431.7	433.7
Other	21.6	23.8	61.7	65.1
	828.5	879.2	2,451.8	2,507.0
Average cost of electric fuel and purchased power per kWh	$.022	$.020	$.026	$.020

Index
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 Electric earnings increased $1.0 million as a result of:
•Revenue was comparable to the same period in the prior year. Interim rate relief in certain jurisdictions was mostly offset by lower retail sales volumes across all customer classes.
•Electric fuel and purchased power increased $600,000 as a result of increased energy costs, offset in revenue above.
•Operation and maintenance decreased $2.5 million.
◦Largely the result of:
•Decreased payroll-related costs, largely due to lower incentive accruals of $1.2 million and plant closures of $700,000.
•Decreased contract services due to lower transmission expense and the absence of the Big Stone Station outage costs during 2021.
•Depreciation, depletion and amortization decreased $1.3 million.
◦Primarily due to decreased amortization of plant retirement and closure costs of $1.6 million resulting from an extension to the recovery period for these costs, which are recovered in operating revenues, as discussed in Note 13.
◦Partially offset by increased property, plant and equipment balances, primarily as a result of transmission projects placed in service.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income decreased $700,000, primarily resulting from lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $400,000, largely resulting from higher long-term debt balances from debt issued in 2021, partially offset by higher AFUDC largely due to higher rates.
•Income tax expense increased $1.0 million, largely due to higher income before income taxes and lower production tax credits of $400,000 driven by lower wind production.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 Electric earnings decreased $4.1 million as a result of:
•Revenue increased $10.9 million.
◦Largely due to:
•Higher fuel and purchased power costs of $12.1 million recovered in customer rates and offset in expense, as described below.
•Interim rate relief in certain jurisdictions of $2.5 million.
•Higher transmission revenues, primarily from higher net transmission of $2.3 million and higher transmission interconnect upgrades of $500,000.
◦Partially offset by:
•Lower renewable tracker revenues associated with higher production tax credits.
•Lower per unit average rates of $1.9 million related to block rates in certain jurisdictions.
•Electric fuel and purchased power increased $12.1 million.
◦Primarily the result of higher MISO costs as a result of increased energy costs, partially offset by decreased fuel costs associated with the Heskett Station and Lewis & Clark Station plant closures.
•Operation and maintenance decreased $2.8 million.
◦Primarily due to:
•Decreased payroll-related costs, largely due to lower incentive accruals of $2.2 million and plant closures of $2.1 million, as previously discussed.
•Decreased materials costs of $1.2 million as a result of plant closures, as previously discussed.
•Reduced costs from the Heskett Station plant closure and the absence of the Big Stone outage during 2021.
◦Partially offset by increased contract service costs associated with a planned outage at Coyote Station of $2.6 million.
•Depreciation, depletion and amortization increased $2.0 million, primarily due to:
◦Increased amortization of plant retirement and closure costs of $1.2 million recovered in operating revenues, as discussed in Note 13.
◦Increased property, plant and equipment balances placed in service, largely related to growth and replacement projects.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) decreased $4.2 million, largely lower returns on the Company's nonqualified benefit plan investments of $4.4 million, as discussed in Note 14, partially offset by higher AFUDC largely due to higher rates.

Index
•Interest expense increased $1.2 million, largely resulting from higher long-term debt balances from debt issued in 2021, partially offset by higher AFUDC largely due to higher rates.
•Income tax benefit increased $1.5 million.
◦Largely due to:
•Higher production tax credits of $1.5 million driven by higher wind production.
•Lower income before income taxes.
◦Partially offset by permanent tax adjustments and excess deferred tax amortization of $700,000.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$132.2	$110.5	20%	$793.3	$614.8	29%
Operating expenses:
Purchased natural gas sold	65.3	44.9	45%	481.3	318.0	51%
Operation and maintenance	49.5	47.7	4%	154.4	145.0	6%
Depreciation, depletion and amortization	22.7	21.5	6%	67.4	64.2	5%
Taxes, other than income	11.4	10.6	8%	51.3	44.7	15%
Total operating expenses	148.9	124.7	19%	754.4	571.9	32%
Operating income (loss)	(16.7)	(14.2)	18%	38.9	42.9	(9)%
Other income	1.4	1.3	8%	.3	5.4	(94)%
Interest expense	10.7	9.3	15%	29.8	27.6	8%
Income (loss) before income taxes	(26.0)	(22.2)	17%	9.4	20.7	(55)%
Income tax (benefit) expense	(7.9)	(6.8)	16%	(1.4)	.6	(333)%
Net income (loss)	$(18.1)	$(15.4)	17%	$10.8	$20.1	(46)%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues (millions)
Retail sales:
Residential	$64.9	$55.3	$438.5	$344.0
Commercial	44.5	35.6	278.3	204.5
Industrial	7.2	5.4	29.2	20.5
	116.6	96.3	746.0	569.0
Transportation and other	15.6	14.2	47.3	45.8
	$132.2	$110.5	$793.3	$614.8
Volumes (MMdk)
Retail sales:
Residential	4.5	4.5	47.3	42.3
Commercial	4.2	4.2	32.9	29.3
Industrial	.9	.9	3.9	3.5
	9.6	9.6	84.1	75.1
Transportation sales:
Commercial	.3	.2	1.4	1.3
Industrial	42.1	44.7	118.0	127.5
	42.4	44.9	119.4	128.8
Total throughput	52.0	54.5	203.5	203.9
Average cost of natural gas per dk	$6.82	$4.72	$5.72	$4.24

Index
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 Natural gas distribution's seasonal loss increased $2.7 million as a result of:
•Operating revenues increased $21.7 million, largely resulting from:
◦Higher purchased natural gas sold of $19.5 million recovered in customer rates that was offset in expense, as described below.
◦Higher weather normalization and decoupling mechanisms of $2.6 million in certain jurisdictions.
•Purchased natural gas sold increased $20.4 million, primarily due to higher natural gas costs as a result of higher market prices, including the higher recovery of purchased gas adjustments related to the February 2021 cold weather event and the 2018 Enbridge pipeline rupture. Purchased natural gas sold includes the disallowance of $845,000 ordered by MNPUC, as discussed in Note 19.
•Operation and maintenance increased $1.8 million largely resulting from higher subcontractor costs.
•Depreciation, depletion and amortization increased $1.2 million, primarily resulting from increased property, plant and equipment balances from growth and replacement projects placed in service.
•Taxes, other than income increased $800,000, largely from higher revenue-based taxes which are recovered in rates.
•Other income was comparable to the same period in the prior year. Lower returns on the Company's nonqualified benefit plan investments were largely offset by higher interest income.
•Interest expense increased $1.4 million, primarily due to higher long-term debt balances from debt issued in 2022 and 2021 and higher interest rates, partially offset by higher AFUDC of $400,000.
•Income tax benefit increased $1.1 million as a result of an increased seasonal loss.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 Natural gas distribution's earnings decreased $9.3 million as a result of:
•Operating revenues increased $178.5 million, largely resulting from:
◦Higher purchased natural gas sold of $162.4 million recovered in customer rates that was offset in expense, as described below.
◦Higher retail sales volumes of approximately 12.0 percent across all customer classes due to colder weather, partially offset by weather normalization and decoupling mechanisms in certain jurisdictions.
◦Higher revenue-based taxes recovered in rates of $6.4 million that were offset in expense, as described below.
◦Higher pipeline replacement mechanisms of $1.3 million, as well as approved rate relief of $1.2 million.
•Purchased natural gas sold increased $163.3 million, primarily due to:
◦Higher natural gas costs as a result of higher market prices of $125.1 million, including the higher recovery of purchased gas adjustments related to the February 2021 cold weather event and the 2018 Enbridge pipeline rupture.
◦Higher volumes of natural gas purchased.
•Operation and maintenance increased $9.4 million.
◦Primarily due to:
•Higher contract services of $4.5 million, primarily higher subcontractor costs.
•Higher software costs of $1.7 million.
•Higher other costs, partially resulting from inflation, including vehicle fuel costs of $800,000; higher bad debt expense of $700,000; and higher office, travel, materials, and other miscellaneous employee costs.
•Depreciation, depletion and amortization increased $3.2 million from increased property, plant and equipment balances from growth and replacement projects placed in service.
•Taxes, other than income increased $6.6 million resulting from higher revenue-based taxes which are recovered in rates.
•Other income decreased $5.1 million, primarily the result of lower returns on the Company's nonqualified benefit plan investments of $6.8 million, as discussed in Note 14, partially offset by increased interest income.
•Interest expense increased $2.2 million, primarily due to higher long-term debt balances from debt issued in 2022 and 2021 and higher interest rates, partially offset by higher AFUDC.
•Income tax (benefit) expense decreased $2.0 million, largely the result of lower income before income taxes.

Index
Outlook The Company expects these segments will grow rate base by approximately 5 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. The Company expects customer growth to continue to average 1 percent to 2 percent per year and as of September 30, 2022, these segments experienced retail customer growth of approximately 1.6 percent. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. During the last half of 2021 and in 2022, the Company experienced increased natural gas prices and expects this trend to continue through the next winter heating season due to the increase in demand outpacing the supply along with the impact of global events. As a result, the Company filed an out-of-cycle cost of gas adjustment in Idaho to assist in the timely recovery of these costs. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
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
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. In September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota, which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station with an anticipated exit from the plant by December 31, 2028. In October 2022, Otter Tail Power Company requested permission from the MNPUC to extend the deadline for its Integrated Resource Plan with the intent to update its modeling in light of recent developments in the industry, including capacity requirements in MISO. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served. Further state implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted their state implementation plan to the EPA in August 2022 and expects a decision on the plan sometime in 2023. The plan, as submitted by the NDDEQ, does not require additional controls for any units in North Dakota, including Coyote Station.
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
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050, which may be achieved through surrendering emissions allowances, investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and will begin deferring those costs. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible.
•In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050, which may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets, and purchases of low carbon fuels. As directed by the Climate Commitment Act, in September 2022 the Washington DOE published its final rule on the Climate Commitment Program. The rule is effective on October 30, 2022, and emissions compliance begins on January 1, 2023. The Company has begun reviewing compliance options and expects the compliance costs for these regulations will be recovered through customer rates. On October 14, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and will begin deferring those costs.
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

Index
•The Company has reviewed the income tax provisions of the IRA signed into law in August 2022 and does not expect any material income tax benefits as a result. The Company will continue to explore whether any of the new or renewed energy tax credits will provide a benefit.
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
The Company is actively managing the national supply chain challenges and inflationary costs including working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The segment is also currently experiencing increased fuel and raw material costs, as well as other inflationary pressures. The Company expects supply chain challenges and inflationary pressures to continue throughout the remainder of 2022 and into 2023.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$39.7	$34.9	14%	$114.3	$106.7	7%
Operating expenses:
Operation and maintenance	14.6	14.2	3%	44.9	45.5	(1)%
Depreciation, depletion and amortization	6.9	5.2	33%	20.0	15.5	29%
Taxes, other than income	3.2	3.2	—%	10.0	9.8	2%
Total operating expenses	24.7	22.6	9%	74.9	70.8	6%
Operating income	15.0	12.3	22%	39.4	35.9	10%
Other income	.6	2.8	(79)%	—	5.6	(100)%
Interest expense	3.0	1.7	76%	8.1	5.6	45%
Income before income taxes	12.6	13.4	(6)%	31.3	35.9	(13)%
Income tax expense	2.8	2.8	—%	7.0	7.2	(3)%
Net income	$9.8	$10.6	(7)%	$24.3	$28.7	(15)%

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Transportation volumes (MMdk)	130.9	122.0	357.1	351.5
Customer natural gas storage balance (MMdk):
Beginning of period	14.8	16.0	23.0	25.5
Net injections	13.3	12.8	5.1	3.3
End of period	28.1	28.8	28.1	28.8
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 Pipeline earnings decreased $800,000 as a result of:
•Revenues increased $4.8 million, primarily driven by increased transportation volume revenues, largely due to the North Bakken Expansion project placed in service in February 2022.
•Operation and maintenance increased $400,000 primarily from higher contract services costs, non-regulated project costs and materials, partially offset by lower payroll-related costs largely due to lower incentive accruals.
•Depreciation, depletion and amortization increased $1.7 million due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income decreased $2.2 million, driven primarily by lower AFUDC as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
•Interest expense increased $1.3 million, primarily from higher debt balances to fund capital expenditures and lower AFUDC as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
•Income tax expense was comparable to the same period in the prior year.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 Pipeline earnings decreased $4.4 million as a result of:
•Revenues increased $7.6 million.
◦Driven by increased transportation volume revenues of $11.8 million, largely due to the North Bakken Expansion project placed in service in February 2022.
◦Partially offset by:
•Lower non-regulated project revenues of $2.5 million.
•Lower storage-related revenues of $900,000.
•Lower transmission rates, due to expired negotiated contracts converted to tariff rate.
•Operation and maintenance decreased $600,000.
◦Primarily due to:
•Lower payroll-related costs of $1.7 million, largely related to lower incentive accruals.
•Lower non-regulated project costs of $1.5 million directly associated with lower non-regulated project revenues, as previously discussed.
◦Partially offset by higher contract services, materials and legal costs.
•Depreciation, depletion and amortization increased $4.5 million due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income decreased $5.6 million, resulting from:
◦Lower AFUDC of $3.7 million as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
◦Lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $2.5 million, primarily due to interest associated with higher debt balances to fund capital expenditures and lower AFUDC as a result of the North Bakken Expansion project placed in service in February 2022.
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
The Company has reviewed the income tax provisions of the IRA signed into law in August 2022 and does not expect any material income tax benefits as a result. The Company has also evaluated the impacts of the methane emissions charge imposed under the IRA legislation and does not expect any material fees given the current GHG reporting thresholds. The Company continues to monitor, evaluate and implement additional GHG emissions reduction strategies, including increased monitoring frequency and emission source control technologies to minimize potential risk.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Associated natural gas production in the Bakken fell during the pandemic delaying previously forecasted production growth. Natural gas production has rebounded to pre-pandemic levels and drilling rig activity continues to increase. The production delay along with long-term contractual commitments on the North Bakken Expansion project placed in service in the first quarter of 2022 has negatively impacted customer renewals of certain contracts. Bakken natural gas production outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.
The low levels of natural gas in storage nationally, which continue to trend below the five-year average, along with global events, has put upward pressure on natural gas prices and increased volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunity for industrial supply-related projects and seasonal pricing differentials provide opportunities for storage services.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects with local distribution companies and industrial customers in various stages of development.
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
On September 19, 2022, the Company filed with the FERC its prior notice application for its 2023 Line Section 27 Expansion project. This project consists of a new compressor station and ancillary facilities and is designed to increase capacity by 175 MMcf per day, which is supported by a long-term customer agreement. Construction is expected to begin in early 2023, pending regulatory approvals, with an anticipated completion date in late 2023.
In addition to the Wahpeton Expansion and 2023 Line Section 27 Expansion projects, the Company has also entered into long-term customer agreements for the construction of two additional growth projects, which are dependent on regulatory approvals and anticipated to be completed in 2023. Estimated capital expenditures for these projects is approximately $65 million and is included in the pipeline segment's estimated capital expenditures for 2022 and 2023. The projects are anticipated to add total incremental system capacity of 119 MMcf per day.
Construction Materials and Contracting
Strategy and challenges The construction materials and contracting segment provides an integrated set of aggregate-based services, as discussed in Note 17. The segment focuses on high-growth strategic markets located near major transportation corridors and desirable mid-sized metropolitan areas; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities; enhancing profitability through cost containment, margin discipline and vertical integration of the segment's operations; development and recruitment of talented employees; and continued growth through organic and strategic acquisition opportunities.
A key element of the Company's long-term strategy for this business is to further expand its market presence in the higher-margin materials business (rock, sand, gravel, ready-mix concrete, asphalt concrete and related products), complementing and expanding on the segment's expertise. The Company's continued acquisition activity supports this strategy.

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
The segment's management continually monitors its operating margins and has been proactive in addressing the inflationary impacts seen across the United States. The Company has increased its product pricing where necessary to mitigate the effects on the segment's gross margin. Due to existing contractual provisions, there can be a lag between the announced price increases and the time when they can be fully recognized. The Company will continue to evaluate future price increases on a regular cadence to keep pace with inflationary pressures as they are expected to continue throughout the remainder of 2022 and into 2023.
The segment operates in geographically diverse and competitive markets that can put negative pressure on the segment's operating margins. The segment's margins can also be impacted by volatility in the cost of raw materials such as diesel fuel, gasoline, asphalt oil, cement and steel, with diesel fuel and asphalt oil costs having the most significant impact on the segment's recent results. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. While the Company has experienced some supply chain constraints, the Company has good relationships with its suppliers and has not experienced significant shortages or delays on materials or experienced any material adverse impacts to its results of operations. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completions and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
As a people first company, the segment continually takes steps to address the challenge of recruitment and retention of employees. In order to help attract new workers to the construction industry and enhance the skills of its current employees, the Company has completed construction of a corporate-wide state-of-the-art training center located in the Pacific Northwest. The training facility offers hands-on training for heavy equipment operators and truck drivers, as well as leadership and safety training. Trends in the labor market include an aging workforce and availability issues, and most of the markets the segment operates in have experienced labor shortages, largely truck drivers, causing increased labor-related costs and delays or inefficiencies on projects. The new training facility is expected to help address some of these challenges. The Company continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce. Despite these efforts, the Company expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$975.4	$831.3	17%	$1,997.2	$1,730.8	15%
Cost of sales:
Operation and maintenance	758.7	636.3	19%	1,633.9	1,376.5	19%
Depreciation, depletion and amortization	29.2	24.5	19%	84.9	71.1	19%
Taxes, other than income	15.3	13.9	10%	41.3	37.6	10%
Total cost of sales	803.2	674.7	19%	1,760.1	1,485.2	19%
Gross margin	172.2	156.6	10%	237.1	245.6	(3)%
Selling, general and administrative expense:
Operation and maintenance	22.9	20.9	10%	71.6	66.8	7%
Depreciation, depletion and amortization	1.2	1.0	20%	3.7	3.1	19%
Taxes, other than income	.7	1.0	(30)%	4.7	4.4	7%
Total selling, general and administrative expense	24.8	22.9	8%	80.0	74.3	8%
Operating income	147.4	133.7	10%	157.1	171.3	(8)%
Other income (expense)	(1.3)	(.3)	333%	(6.1)	.8	(863)%
Interest expense	8.8	4.8	83%	21.5	14.4	49%
Income before income taxes	137.3	128.6	7%	129.5	157.7	(18)%
Income tax expense	34.5	32.3	7%	34.2	40.8	(16)%
Net income	$102.8	$96.3	7%	$95.3	$116.9	(18)%

Index

Operating statistics	Revenues				Gross margin
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Aggregates	$171.8	$144.2	$385.8	$339.7	$34.4	$28.9	$50.2	$43.7
Asphalt	205.5	153.1	345.2	268.9	28.1	24.7	32.5	33.4
Ready-mix concrete	198.9	182.4	475.5	446.2	29.8	25.1	54.1	50.7
Other products*	166.7	138.1	328.5	278.1	44.3	43.3	42.7	55.7
Contracting services	492.2	415.1	937.2	792.0	35.6	34.6	57.6	62.1
Intracompany eliminations	(259.7)	(201.6)	(475.0)	(394.1)	—	—	—	—
	$975.4	$831.3	$1,997.2	$1,730.8	$172.2	$156.6	$237.1	$245.6
*Other products includes cement, asphalt oil, merchandise, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales (thousands):
Aggregates (tons)	12,399	11,346	26,890	25,687
Asphalt (tons)	3,550	3,290	5,967	5,675
Ready-mix concrete (cubic yards)	1,306	1,350	3,179	3,283
Average selling price:
Aggregates (per ton)	$13.86	$12.71	$14.35	$13.22
Asphalt (per ton)	$57.90	$46.55	$57.85	$47.38
Ready-mix concrete (per cubic yard)	$152.34	$135.10	$149.59	$135.93
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 Construction materials and contracting's earnings increased $6.5 million as a result of:
•Revenues increased $144.1 million.
◦Primarily the result of increased revenues across all product lines.
•The Company benefited from higher average selling prices of nearly $100 million across all product lines. Also positively impacting materials revenues were:
◦Increased aggregates sales volumes due to additional revenue from recent acquisitions, including the benefit of approximately 700,000 tons, and higher volumes in certain markets as a result of higher demand.
◦Increased asphalt sales volumes, largely from higher demand due to more available public work in Minnesota of 198,000 tons and Montana and Wyoming of 82,000 tons. Also contributing was higher sales volumes due to the recent acquisitions, which contributed an additional 76,000 tons.
◦Partially offsetting these increases were lower ready-mix sales volumes as a result of lower demand in certain regions.
•Increased contracting revenues due to more available work, strong demand in some regions and revenue from recent acquisitions of $15.8 million.
◦Partially offset by:
•An increase in internal materials sales used in other product lines and contracting services provided.
•Gross margin increased $15.6 million, directly resulting from the higher revenues previously discussed, partially offset by higher operating costs across the business primarily as a result of inflationary pressures, including diesel fuel costs of $12.9 million and higher labor, materials, equipment and production costs.
•Selling, general and administrative expense increased $1.9 million as a result of increased payroll-related costs, partially resulting from inflationary pressures.
•Other expense increased $1.0 million due to lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $4.0 million, largely the result of higher debt balances, largely to fund recent acquisitions and higher working capital needs, and higher average interest rates.
•Income tax expense increased $2.2 million, largely due to higher income before income taxes.

Index
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 Construction materials and contracting's earnings decreased $21.6 million as a result of:
•Revenues increased $266.4 million.
◦Primarily the result of increased revenues across all product lines.
•The Company benefited from higher average selling prices of nearly $175 million across all product lines. Also impacting materials revenues were:
◦Increased asphalt sales volumes of 294,000 tons from recent acquisitions.
◦Increased aggregate sales volumes of 1.7 million tons from recent acquisitions. Also contributing was strong market demand in Idaho and Montana.
◦Increased other revenues from other retail and cement revenues.
◦Lower ready-mix concrete sales volumes in Oregon, Hawaii and Alaska due to the decreased demand and the absence of certain large projects, and higher delivery costs in South Dakota.
•Increased contracting revenue across all regions as a result of more available work and increased pricing related to inflationary costs, as well as revenues from recent acquisitions.
◦These increases were partially offset by:
•An increase in internal materials sales used in other product lines and contracting services provided.
•Gross margin decreased $8.5 million.
◦Primarily the result of higher operating costs across the business primarily as a result of inflationary pressures, including diesel fuel costs of $30.9 million and higher labor, materials, repair and maintenance, equipment, delivery and production costs. In addition, contracting services margins decreased from the mix of work and project delays.
◦Partially offset by increased margins for aggregates and ready-mix as a result of the increased revenues previously discussed.
•Selling, general and administrative expense increased $5.7 million, largely due to:
◦Increased payroll-related costs of $2.9 million, partially resulting from inflationary pressures.
◦Higher professional fees of $800,000, partially due to increased audit fees and acquisition-related costs.
◦Lower recovery of bad debt expense of $800,000.
◦Higher depreciation and amortization of $600,000, primarily due to the completion of the training center.
◦Increased technology expenses.
•Other income (expense) decreased $6.9 million, mainly due to lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $7.1 million, largely the result of higher debt balances to fund recent acquisitions and higher working capital needs.
•Income tax expense decreased $6.6 million, largely due to lower income before income taxes.
Outlook In August 2022, the Company announced its intent to separate this segment into a standalone publicly traded company. The separation is expected to result in two independent, publicly traded companies: (1) MDU Resources Group, Inc., the existing company and (2) Knife River, a construction materials and contracting company. The separation is expected to be completed in 2023 and is expected to unlock the inherent value within the two companies, which each have unique growth prospects and investment opportunities.
The American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the bipartisan infrastructure proposal, known as the Infrastructure Investment and Jobs Act, was enacted in the fourth quarter of 2021. This initiative is providing long-term opportunities by designating $119 billion for the repair and rebuilding of roads and bridges across the Company's footprint. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. In addition to federal funding, 13 out of the 14 of the states in which the Company operates have implemented their own funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. The Company continues to monitor the implementation of these legislative items.
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

Index
During 2021, the Company made strategic purchases and completed acquisitions that support the Company's long-term strategy to expand its market presence in the higher-margin materials markets. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 10. In 2022, the Company is also upgrading its prestress facility located in Spokane, Washington. The state of the art facility is expected to be in service in December 2022. The facility is expected be a platform for growth through improved productivity and quality, which will help meet strong market demand for prefabricated concrete solutions.
The construction materials and contracting segment's backlog remained strong at September 30, 2022, at $895.0 million, as compared to backlog of $651.7 million at September 30, 2021. A significant portion of the Company's backlog relates to publicly funded projects, largely street and highway construction projects. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. Of the $895.0 million of backlog at September 30, 2022, the Company expects to complete an estimated $820.5 million during the next 12 months. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases to pricing could result in customers seeking to delay or terminate existing or pending agreements. Factors noted in Part I, Item 1A. Risk Factors in the 2021 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
The labor contracts that the construction materials and contracting segment was negotiating at December 31, 2021, as reported in Items 1 and 2 - Business Properties - General in the 2021 Annual Report, have been ratified.
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
The construction services segment faces challenges, which are not under direct control of the business, in competitive markets in which it operates, including those described in Part I, Item 1A. Risk Factors in the 2021 Annual Report. These factors, and those noted below, have caused fluctuations in revenues, gross margins and earnings in the past and are likely to cause fluctuations in the future.
•Revenue mix and impact on margins. The mix of revenues based on the types of services the segment provides can impact margins as certain industries and services provide higher margin opportunities. Larger or more complex projects typically result in higher margin opportunities since the segment assumes a higher degree of performance risk and there is greater utilization of the segment's resources for longer construction timelines. However, larger or more complex projects have a higher risk of regulatory and seasonal or cyclical delay. Project schedules fluctuate, which can affect the amount of work performed in a given period. Smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may be more aggressive when pursuing available work. A greater percentage of smaller scale or less complex work in a given period could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on a few larger projects.
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
The segment's management continually monitors its operating margins and has been proactive in addressing the inflationary impacts seen across the United States. The segment is currently experiencing increased fuel and material costs as well as impacts from delays in the national supply chain. The segment is working with suppliers and providers of goods and services in advance of

Index
construction to secure pricing and reduce delays for goods and services. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. The Company expects these inflationary pressures and national supply chain challenges to continue throughout the remainder of 2022 and into 2023. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$737.0	$514.8	43%	$1,975.1	$1,558.9	27%
Cost of sales:
Operation and maintenance	651.8	441.5	48%	1,708.0	1,310.7	30%
Depreciation, depletion and amortization	4.3	3.9	10%	12.6	11.8	7%
Taxes, other than income	20.2	14.2	42%	60.5	49.9	21%
Total cost of sales	676.3	459.6	47%	1,781.1	1,372.4	30%
Gross margin	60.7	55.2	10%	194.0	186.5	4%
Selling, general and administrative expense:
Operation and maintenance	23.5	23.0	2%	76.1	71.2	7%
Depreciation, depletion and amortization	1.2	1.0	20%	3.3	3.4	(3)%
Taxes, other than income	1.1	1.1	—%	4.0	3.7	8%
Total selling, general and administrative expense	25.8	25.1	3%	83.4	78.3	7%
Operating income	34.9	30.1	16%	110.6	108.2	2%
Other income	3.5	.9	289%	4.6	2.6	77%
Interest expense	1.7	.9	89%	3.8	2.6	46%
Income before income taxes	36.7	30.1	22%	111.4	108.2	3%
Income tax expense	8.7	7.0	24%	27.6	26.4	5%
Net income	$28.0	$23.1	21%	$83.8	$81.8	2%

Operating Statistics	Revenues				Gross Margin
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Electrical & mechanical
Commercial	$276.6	$143.2	$706.6	$457.0	$21.8	$20.8	$67.2	$56.7
Industrial	132.3	99.8	339.4	350.2	11.3	7.5	33.4	37.3
Institutional	58.9	36.3	155.0	108.2	1.0	(1.4)	2.3	2.0
Renewables	43.4	2.1	122.8	4.7	(3.9)	.2	.1	.6
Service & other	35.3	38.2	127.0	106.2	3.7	3.8	14.8	13.7
	546.5	319.6	1,450.8	1,026.3	33.9	30.9	117.8	110.3
Transmission & distribution
Utility	179.6	168.6	477.5	465.6	25.8	20.8	72.2	68.5
Transportation	16.1	30.0	59.5	78.2	1.0	3.5	4.0	7.7
	195.7	198.6	537.0	543.8	26.8	24.3	76.2	76.2
Intrasegment eliminations	(5.2)	(3.4)	(12.7)	(11.2)	—	—	—	—
	$737.0	$514.8	$1,975.1	$1,558.9	$60.7	$55.2	$194.0	$186.5

Index
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 Construction services earnings increased $4.9 million as a result of:
•Revenues increased $222.2 million.
◦Largely due to higher electrical and mechanical workloads as a result of:
•Higher commercial workloads driven largely by a $97.5 million increase in the hospitality sector, primarily from the progress on large projects; a $30.0 million increase in data center work from the number of and progress on projects started during the quarter; and an increase in the general commercial sector.
•Higher renewable workloads of $41.3 million due to the timing of and progress on commercial renewable projects.
•Higher industrial workloads in the high-tech sector of $22.1 million, the general industrial sector of $14.8 million and the maintenance sector of $14.7 million, all of which benefited from the mix of project work; partially offset by lower refinery workloads.
•Higher institutional workloads, primarily in the healthcare sector of $11.2 million, the education sector of $8.4 million and the government sector, all of which benefited from the mix of project work in the quarter.
◦Also contributing were higher utility workloads as a result of increases in the electrical sector of $14.1 million, the underground sector of $11.9 million, the substation sector of $5.6 million and the distribution sector, all of which benefited from the project timing. These were offset by lower transportation workloads for street lighting also due to project timing.
•Gross margin increased $5.5 million.
◦Largely due to:
•Higher margins on electrical and mechanical work in the industrial, institutional and commercial sectors due to project mix, as well as gains associated with completed commercial jobs.
•Higher utility margins of $7.8 million resulting from the mix of customer projects, partially offset by lower storm margins.
◦Partially offset by:
•Higher overall operating costs related to inflationary pressures, including increased fuel and material costs and higher labor costs from decreased efficiencies on certain projects.
•Lower margins on renewable work, partly due to revisions in estimates on a project due to delays and labor impacts.
•Lower transportation margins, primarily for street lighting and electrical sectors due to customer demand.
•Selling, general and administrative expense increased $700,000.
◦Primarily due to:
•Increased reserve for uncollectible accounts of $600,000.
•Increased office expenses of $400,000
◦Partially offset by decreased payroll-related costs, primarily due to lower incentive accruals.
•Other income increased $2.6 million, primarily related to the Company's joint ventures.
•Interest expense increased $800,000 due to higher working capital needs.
•Income tax expense increased $1.7 million primarily resulting from an increase in income before income taxes.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 Construction services earnings increased $2.0 million as a result of:
•Revenues increased $416.2 million.
◦Largely due to higher electrical and mechanical workloads as a result of:
•Higher commercial workloads driven largely by a $127.5 million increase in the hospitality sector as a result of progress on large projects; a $58.3 million increase in the data center sector from the number of and progress on projects; and an increase in general commercial workloads as a result of project mix and the progress on contracts.
•Higher renewable workloads due to the timing of and progress on commercial renewable projects.
•Higher institutional workloads, with the education sector contributing an additional $21.0 million, the healthcare sector contributing an additional $18.4 million, and the government sector contributing $4.9 million, all of which were the result of increased activity from project mix and progress on projects.
•Higher service workloads due to the demand for the repair and maintenance of electrical and mechanical systems.
◦Also contributing were higher utility workloads, primarily from an increase in the electrical sector of $32.6 million, the underground sector of $17.3 million, the distribution and substation sectors of $16.1 million and the telecommunications sector of $5.6 million, all of which benefited from increased customer released projects, partially offset by lower transmission and storm work from decreased customer demand.
◦Partially offset by:
•Lower transportation workloads, primarily in the street lighting sector of $25.3 million due to lower demand, partially offset by higher traffic signalization and government workloads.
•Lower industrial workloads, primarily in the high-tech sector of $26.5 million, largely due to the completion of a large high-tech project as well as the timing of other projects, and the maintenance sector of $8.4 million related to the timing of projects. Partially offsetting these decreases was an increase in general industrial sector from project mix and timing.

Index
•Gross margin increased $7.5 million.
◦Largely due to:
•Higher commercial and service margins primarily the result of project mix and progression on projects.
•Higher utility margins from the mix of utility projects, offset in part by lower storm margins.
◦Partially offset by:
•Higher overall operating costs related to inflationary pressures, including increased fuel and material costs and higher labor costs from decreased efficiencies on certain projects.
•Lower industrial margins of $3.9 million from the absence of certain higher margin work in 2021, as well as the timing of project completions and project starts.
•Lower transportation margins on street lighting and traffic signalization projects.
•Renewable project margin was negatively impacted from revisions in estimates on a project due to delays and labor impacts.
•Selling, general and administrative expense increased $5.1 million.
◦Primarily due to:
•Increased reserve for uncollectible accounts of $2.6 million.
•Increased office expenses of $1.3 million from an increase in facility costs.
•Increased payroll-related costs of $1.2 million, largely related to higher employee incentive accruals from the higher number of employees.
•Other income increased $2.0 million, primarily related to the Company's joint ventures.
•Interest expense increased $1.2 million due to higher working capital needs.
•Income tax expense increased $1.2 million directly resulting from an increase in income before income taxes.
Outlook The American Rescue Plan provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the bipartisan infrastructure proposal, known as the Infrastructure Investment and Jobs Act, was enacted in the fourth quarter of 2021. These include investments for upgrades to electric and grid infrastructure, transportation systems, airports and electric vehicle infrastructure, all industries this segment supports. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. The Company will continue to monitor the implementation of these legislative items.
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated in during 2022 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, wind generation and energy storage markets that complement existing renewable projects performed by the Company.
The construction services segment's backlog at September 30, was as follows:

	2022	2021
	(In millions)
Electrical & mechanical	$1,724	$1,041
Transmission & distribution	278	232
	$2,002	$1,273
The 57 percent increase in backlog at September 30, 2022, as compared to backlog at September 30, 2021, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly within the commercial, institutional, utility and industrial markets. These increases were partially offset by decreases in the transportation market due to the timing of project completions. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. Of the $2.0 billion of backlog at September 30, 2022, the Company expects to complete an estimated $1.67 billion during the next 12 months. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials could result in customers seeking to delay or terminate existing or pending agreements. As of September 30, 2022, customers have not provided the Company any indications that they no longer wish to proceed with planned projects that have been included in backlog. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog. Factors noted in Part I, Item 1A. Risk Factors in the 2021 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
The labor contract that the construction services segment was negotiating at December 31, 2021, as reported in Items 1 and 2 - Business Properties - General in the 2021 Annual Report, has been ratified.

Index
Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
	(In millions)
Operating revenues	$4.4	$3.4	29%	$13.2	$10.1	31%
Operating expenses:
Operation and maintenance	4.5	2.3	96%	11.9	6.9	72%
Depreciation, depletion and amortization	1.1	1.1	—%	3.3	3.5	(6)%
Total operating expenses	5.6	3.4	65%	15.2	10.4	46%
Operating loss	(1.2)	—	—%	(2.0)	(.3)	567%
Other income	.3	—	—%	.4	.5	(20)%
Interest expense	.4	.1	300%	.8	.2	300%
Loss before income taxes	(1.3)	(.1)	1200%	(2.4)	—	—%
Income tax benefit	(5.1)	(3.9)	31%	(1.0)	(2.2)	(55)%
Net income (loss)	$3.8	$3.8	—%	$(1.4)	$2.2	(163)%
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
Other was positively impacted by income tax adjustments related to the consolidated company's annualized estimated tax rate. Operating expenses were positively impacted from a reduction in estimated losses recorded at the captive insurer. In addition, higher premiums for the captive insurer were experienced in 2022 compared to 2021, which impacts both operation and maintenance expense and operating revenues. Also included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations, as well as transaction costs associated with the anticipated spinoff of Knife River.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
Other was negatively impacted by income tax adjustments related to the consolidated company's annualized estimated tax rate. Operating expenses were positively impacted from a reduction in estimated losses recorded at the captive insurer, partially offset by a loss on the disposal of assets recorded in operation and maintenance expense. In addition, higher premiums for the captive insurer were experienced in 2022 compared to 2021, which impacts both operation and maintenance expense and operating revenues. Also included in Other are general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations, as well as transaction costs associated with the anticipated spinoff of Knife River.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In millions)
Intersegment transactions:
Operating revenues	$10.8	$8.0	$57.0	$51.4
Operation and maintenance	7.3	4.2	20.2	14.0
Purchased natural gas sold	3.5	3.8	36.8	37.4
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At September 30, 2022, the Company had cash and cash equivalents of $74.6 million and available borrowing capacity of $371.6 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Nine Months Ended
	September 30,
	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$284.9	$365.8
Investing activities	(465.4)	(432.6)
Financing activities	200.9	64.5
Increase (decrease) in cash and cash equivalents	20.4	(2.3)
Cash and cash equivalents -- beginning of year	54.2	59.6
Cash and cash equivalents -- end of period	$74.6	$57.3
Operating activities

	Nine Months Ended
	September 30,
	2022	2021	Variance
	(In millions)
Components of net cash provided by operating activities:
Income from continuing operations	$250.3	$291.3	$(41.0)
Adjustments to reconcile net income to net cash provided by operating activities	279.3	246.1	33.2
Changes in current assets and liabilities, net of acquisitions:
Receivables	(346.9)	(103.6)	(243.3)
Inventories	(60.7)	(21.4)	(39.3)
Other current assets	(31.4)	(74.4)	43.0
Accounts payable	148.4	33.1	115.3
Other current liabilities	62.1	14.2	47.9
Pension and postretirement benefit plan contributions	(.4)	(.3)	(.1)
Other noncurrent changes	(15.8)	(19.1)	3.3
Net cash used in discontinued operations	—	(.1)	.1
Net cash provided by operating activities	$284.9	$365.8	$(80.9)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The decrease in cash flows provided by operating activities in the previous table was largely driven by higher working capital needs at the construction services and construction materials and contracting businesses due to fluctuations in job activity resulting in higher receivables in the period, as well as lower collections of accounts receivable compared to first nine months of 2021 offset in part by increased accounts payable. Also contributing to the decrease were increased inventories related to higher gas costs at the natural gas distribution business and lower earnings across most of the Company's businesses. Partially offsetting the net decrease in cash flows provided by operating activities was the recovery of purchased gas adjustment balances and the absence of higher natural gas purchases in February 2021, as discussed in Note 13. Other current assets and liabilities were also impacted by the Company's net tax position.

Index
Investing activities

	Nine Months Ended
	September 30,
	2022	2021	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(463.0)	$(428.1)	$(34.9)
Acquisitions, net of cash acquired	.4	(13.7)	14.1
Net proceeds from sale or disposition of property and other	1.6	13.0	(11.4)
Investments	(4.4)	(3.8)	(.6)
Net cash used in investing activities	$(465.4)	$(432.6)	$(32.8)
The increase in cash used in investing activities in the previous table was primarily due to increased capital expenditures in 2022 related to increased electric production projects, including the construction of Heskett Unit 4 and the repower of Diamond Willow at the electric business; higher natural gas distribution projects, including natural gas mains and meters at the natural gas distribution business; and the construction of a new building at the construction services business. The construction services and electric businesses also experienced lower proceeds from asset sales in 2022 related to the sale of a building and decommissioning activities related to plant closures, respectively. Offsetting the increased cash used in investing activities was decreased capital expenditures at the pipeline business as a result of the North Bakken Expansion project being placed in service in February 2022 and lower cash used for acquisition activity at the construction materials and contracting business.
Financing activities

	Nine Months Ended
	September 30,
	2022	2021	Variance
	(In millions)
Components of net cash provided by financing activities:
Issuance of short-term borrowings	$100.0	$50.0	$50.0
Repayment of short-term borrowings	—	(50.0)	50.0
Issuance of long-term debt	270.3	178.9	91.4
Repayment of long-term debt	(23.1)	(63.8)	40.7
Debt issuance costs	(1.1)	(.4)	(.7)
Net proceeds from issuance of common stock	(.1)	88.8	(88.9)
Dividends paid	(132.7)	(128.1)	(4.6)
Repurchase of common stock	(7.4)	(6.7)	(.7)
Tax withholding on stock-based compensation	(5.0)	(4.2)	(.8)
Net cash provided by financing activities	$200.9	$64.5	$136.4
The increase in cash provided by financing activities in the previous table was largely the result of increased issuance of short-term and long-term debt at the construction services and construction materials and contracting businesses to fund higher working capital needs and at the electric and natural gas distribution business to fund capital expenditures and higher natural gas costs. The issuances were partially offset by the repayment of commercial paper borrowings that were replaced by short-term debt and private placement borrowings. Also partially offsetting the increase in cash provided by financing activities was the absence of the issuance of common stock under the Company's "at-the-market" offering during 2022, as discussed in Note 7.
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans, as such costs of providing these benefits bear the risk of changes as they are dependent upon assumptions of future conditions.
For 2022, the Company assumed a long-term rate of return on its qualified defined pension plan assets of 6 percent. Through September 30, 2022, due to the decline in the equity and fixed-income markets, the Company experienced a 25 percent loss on its qualified defined pension plan assets. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans, beginning in 2023.
There were no other material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2021 Annual Report. For more information, see Note 18 and Part II, Item 7 in the 2021 Annual Report.

Index
Capital expenditures
Capital expenditures for the first nine months of 2022 and 2021 were $451.1 million and $507.9 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $702 million for 2022. Capital expenditures have been updated from what was previously reported in the 2021 Annual Report to accommodate project timeline and scope changes made throughout the first three quarters of 2022.
The Company has included in the estimated capital expenditures for 2022 multiple organic growth projects at the pipeline business and construction of Heskett Unit 4 at the electric business, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; routine replacements; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, environmental upgrades; and other growth opportunities.
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
Debt resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at September 30, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2021 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at September 30, 2022:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$86.7	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$60.6	$2.2	(c)	6/7/24
Intermountain Gas Company	Revolving credit agreement		$85.0	(d)	$65.0	$—		6/7/24
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$373.9	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At September 30, 2022, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $110.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At September 30, 2022, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 53 percent, 58 percent and 55 percent at September 30, 2022 and 2021, and December 31, 2021, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital.

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
On October 13, 2022, Intermountain amended and restated its revolving credit agreement to increase the borrowing capacity to $100.0 million and extend the maturity date to October 13, 2027. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of September 30, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
Details of the Company's "at-the-market" offering activity was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
	(In millions)
Shares issued	—	1.0		—	2.8
Net proceeds *	$—	$34.2	**	$(.1)	$88.8	**
*    Net proceeds include issuance costs of $— and $149,000 for the three and nine months ended September 30, 2022, respectively, and $425,000 and $1.2 million for the three and nine months ended September 30, 2021, respectively.
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

Index
At September 30, 2022, the Company's future estimated interest payments increased 12 percent since December 31, 2021, due to higher debt balances and rising interest rates. The Company expects interest rates will continue to increase the remainder of 2022 as indicated by the Federal Reserve. At September 30, 2022, the Company's future purchase commitments increased 7 percent since December 31, 2021, down from an increase of 14 percent at June 30, 2022. The increase in purchase commitments is largely due to increases to the cost of asphalt oil at the construction materials and contracting business and higher natural gas costs and contract extensions associated with natural gas supply at the natural gas distribution business. The Company anticipates that these items will be funded by various sources, including internally generated funds, as well as credit facilities and commercial paper of the Company's subsidiaries.
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
At September 30, 2022, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2021 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2021 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2022, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2021 Annual Report other than as set forth below.
The proposed separation of Knife River into an independent, publicly traded company is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all. In addition, the Company's review of options to optimize the value of its construction services business is subject to various risks and uncertainties and may not achieve its intended goals.
On August 4, 2022, the Company announced its plan to separate Knife River, the construction materials and contracting business, from the Company, resulting in two independent, publicly traded companies. The proposed separation is expected to be effected as a tax-free spinoff to the Company’s stockholders for U.S. federal income tax purposes and is expected to be completed in 2023, subject to the satisfaction of customary conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion and a private letter ruling from the IRS, and the effectiveness of a registration statement on Form 10 to be filed with the SEC.
The execution of the proposed separation will require significant time and attention from the Company’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect financial results and results of operations. The proposed separation is also complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. In particular, changes in interest or exchange rates and the effects of inflation could delay or adversely affect the proposed separation, including in connection with any debt financing transactions undertaken in connection with the separation or the terms of any indebtedness incurred in connection therewith. There can be no assurances that the Company will be able to complete the proposed separation on the terms or on the timeline that was announced, if at all. In addition, if the separation is completed, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the separation. There can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of the Company’s common stock would have been had the proposed separation not occurred, or that the separation will not adversely impact the ability of the Company to maintain its historical practices with respect to dividends.
In addition, on November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and that, to achieve this future structure, the board has authorized management to commence a strategic review process of MDU Construction Services. The Company's intent to create two pure-play publicly traded companies is subject to changing market conditions and may not receive the level of market support that the Company expects, and may not be completed timely or at all.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2022	—	$—	—	—
August 1 through August 31, 2022	—	$—	—	—
September 1 through September 30, 2022	—	$—	—	—
Total	—	$—	—	—
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

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
+10(a)	MDU Resources Group, Inc. 401(k) Retirement Plan, as amended August 17, 2022	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	November 3, 2022	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller